Form 10-K
period 1998-12-31
MID AMERICAN ENERGY HOLDINGS CO /NEW/
filed 1999-04-01
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1998
                   Commission File No. 1-9874

              MIDAMERICAN ENERGY HOLDINGS COMPANY
        (the successor in interest to CalEnergy Company, Inc.)
     (Exact name of registrant as specified in its charter)

     Iowa                               94-2213782
(State or other jurisdiction of      (I.R.S. Employer
incorporation  or organization)      Identification No.)

 666 Grand Avenue, Des Moines, IA               50309
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (515) 242-4300

  Securities registered pursuant to Section 12(b) of the Act:

                                            Name of exchange
  Title of each class                       on  which registered
Common Stock, No                            New York Stock Exchange
par value ("Common Stock")                  Pacific Stock Exchange
                                            London Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  N/A

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes    X            No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference
in  Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

      Based on the closing sales price of Common Stock on the New York Stock Exchange on March 29, 1999 the aggregate market value of the Common Stock held by non-affiliates of the Company was $1,644,091,283.

      58,848,905 shares of Common Stock were outstanding on March 29,
                                 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into this Form 10-K, in response to Item 3
Part I, Items 6 through 8 of Part II and Items 10 through 13 of Part III, are the portions indicated herein of (i) the annual report of CalEnergy Company, Inc. (the "Company") to security holders for the fiscal year ended December 31, 1998 (the "Annual Report"), and (ii) the Company's proxy statement dated on or about April 3, 1999 for the annual meeting of stockholders to be held on May 20, 1999 (the "Proxy Statement").

                        TABLE OF CONTENTS

PART I                                                          1
ITEM 1.  BUSINESS                                               1
GENERAL                                                         2
RECENT ACQUISITIONS                                             2
STRATEGY                                                        3
 THE GLOBAL ENERGY MARKET                                       6
 THE UNITED STATES                                              6
 THE UNITED KINGDOM                                             8
THE COMPANY'S DISTRIBUTION AND SUPPLY BUSINESS                 10
 MIDAMERICAN ENERGY COMPANY                                    10
 NORTHERN ELECTRIC                                             13
PROJECTS IN OPERATION                                          17
 UNITED STATES POWER GENERATION                                17
 MIDAMERICAN ENERGY GENERATION FACILITIES                      17
 CE GENERATION GAS FACILITIES                                  19
 OTHER U.S. GEOTHERMAL INTERESTS                               21
 UNITED KINGDOM POWER GENERATION                               21
 THE PHILIPPINES POWER GENERATION                              21
PROJECTS IN CONSTRUCTION                                       24
 UNITED STATES                                                 24
 PHILIPPINES                                                   24
 INDONESIA                                                     26
PROJECTS IN DEVELOPMENT                                        26
 UNITED STATES                                                 26
 UNITED KINGDOM                                                27
PRODUCING GAS FIELD OPERATIONS AND FIELDS IN DEVELOPMENT       27
THE COMPANY'S PRODUCING GAS FIELD OPERATIONS AND FIELDS IN
DEVELOPMENT                                                    28
 PROJECTS FIELDS IN DEVELOPMENT                                29
REGULATORY, ENERGY AND ENVIRONMENTAL MATTERS                   29
 UNITED STATES                                                 30
 UNITED KINGDOM                                                31
 EMPLOYEES                                                     32
ITEM 2.PROPERTIES                                              32
ITEM 3.  LEGAL PROCEEDINGS                                     33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   33
PART II                                                        34
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER'S MATTERS                                          34
ITEM 6. SELECTED FINANCIAL DATA                                36
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            36
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
RISK                                                           36
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            36
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                            36
PART III                                                       37
MANAGEMENT                                                     37
ITEM 10.  DIRECTORS, EXECUTIVE AND OTHER OFFICERS OF THE COMPANY
AND SIGNIFICANT SUBSIDIARIES                                   37
PART IV                                                        44
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K                                                       44
SIGNATURES                                                     46
EXHIBIT INDEX                                                  48

                             PART I

Item 1.  Business

General

      MidAmerican Energy Holdings Company, the successor in interest to CalEnergy Company, Inc. (the "Company" or "MEHC"), is a fast-growing global energy company with an increasingly diversified portfolio of regulated and non-regulated assets. The focus of the Company has evolved over time from development and acquisition activities in the domestic and international power generation markets to strategic electric and gas utility acquisitions, with a particular emphasis on investment-grade countries such as the United States, the United Kingdom, Australia, Canada, New Zealand and certain of the countries of Western Europe. This focus has provided the Company with increased scale, skill, revenue diversity, credit quality, quality of cash flows and growth opportunities associated with each of the acquired businesses. The Company was founded in 1971 and, through its subsidiaries, manages and owns interests in over 10,000 megawatts ("MW") in 33 power generation facilities in operation, construction and development worldwide. In addition, through its subsidiaries, MidAmerican Energy Company ("MidAmerican Energy" or "MEC") and Northern Electric plc ("Northern"), the Company currently serves more than 3.37 million customers worldwide (2.15 million electricity customers and 1.22 million natural gas customers) following the completion of the MidAmerican Merger in March, 1999. For additional information on MidAmerican Energy, see its Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11505. The Company has achieved significant growth in earnings and assets over the past five years through: (i) acquisitions that complement and diversify the Company's existing business, broaden the geographic locations of and fuel sources used by its projects and enhance its competitive capabilities; (ii) enhancement of the financial and technical performance of existing and acquired projects; and
(iii) development and construction of new plants and facilities ("greenfield development"). The Company's Senior unsecured obligations have received investment grade ratings of Baa3, BBB- and BBB- from Moody's Investor Services Inc. ("Moody's"), Standard & Poors Ratings Services (S&P) and Duff & Phelps Credit Rating Company (DCR). The Company's utility subsidiaries are also investment grade rated by Moody's, S&P and DCR: MidAmerican Energy (A3, A- and A+) and Northern (A3, A- and A).

      The market capitalization of the Company has risen at a compound annual rate of 33% from approximately $498 million in December 1994 to approximately $1.644 billion in March 1999, the revenues of the Company have risen at a compound annual rate of 95% from approximately $186 million in 1994 to approximately $2.7 billion in 1998 and net income available to common stockholders excluding extraordinary item and the cumulative effect of a change in accounting principle has risen at a compound annual rate of 42% from approximately $34 million in 1994 to approximately $138 million in 1998. From 1994 through 1998, the Company's EBITDA and total assets have increased by a compound annual growth rate of 65% and 68%, respectively. EBITDA for the year ended December 31, 1998 was $953 million. "EBITDA" means the Company's earnings, before interest, taxes, depreciation and amortization. Information concerning EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's ability to service debt. EBITDA should not be construed as an alternative to either (i) operating income (determined in accordance with Generally Accepted Accounting Principles ("GAAP")) or (ii) cash flow from operating activities (determined in accordance with GAAP). In this Annual Report, references to "U.S. dollars," "dollars," "US $," "$" or "cents" are to the currency of the United States and references to "pounds sterling", "pounds," "sterling," "pence" or "p" are to the currency of the United Kingdom.

      The Company's Common Stock is traded on the New York (trading symbol: MEC), Pacific and London Stock Exchanges. The principal executive offices of the Company are located at 666 Grand Avenue, Des Moines, Iowa 50309 and its telephone number is
(515)  242-4300.  The Company was initially incorporated in  1971 under the laws of the State of Delaware. The Company was reincorporated in 1999 in Iowa in connection with the recent MidAmerican Merger described below.

Recent Acquisitions

      Beginning in 1995, the Company has consummated several significant acquisitions, which have been integrated and immediately accretive to earnings. In January 1995, the Company acquired Magma Power Company ("Magma"), a publicly-traded United States independent power producer with 228 net MW of operating capacity and 154 net MW of ownership capacity, for approximately $958 million. The Magma acquisition, combined with the Company's previously existing assets, made the Company at that time the world's largest independent geothermal power producer (based on the Company's estimate of aggregate MW of electric generating capacity in operation and construction).

      In April 1996, the Company completed the purchase for approximately $70 million of its partner's interests in four electric generating plants in Southern California, resulting in sole ownership of the Imperial Valley Projects' 228 net MW of aggregate operating capacity.

      In August 1996, the Company acquired Falcon Seaboard Resources, Inc. ("Falcon Seaboard") for approximately $226 million, thereby acquiring significant ownership in 520 net MW of natural gas-fired electric production facilities located in New York, Texas and Pennsylvania and a related gas transmission pipeline.

      In December 1996, the Company acquired a majority of the common shares of Northern. Northern is one of the twelve regional electricity companies (each, a "REC") which came into existence as a result of the restructuring and subsequent privatization of the electricity industry in the United Kingdom ("U.K.") in 1990. Northern distributes electricity in its authorized area located in northeast England which covers approximately 14,400 square kilometers and has a population of approximately 3.2 million people. Northern also supplies electricity and gas inside and outside its authorized area and currently owns interests in four producing gas field operations in the North Sea.

      On January 2, 1998, the Company completed the purchase of Kiewit Diversified Group's ("KDG") ownership interest in various project partnerships and common shares of the Company (the "KDG Acquisition") for a cash price of approximately $1,160 million, including transaction costs. KDG's ownership interest in the Company comprised 20,231,065 shares of common stock (assuming exercise by KDG of one million options to purchase the Company's shares), a 30% interest in Northern Electric plc ("Northern"), as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%), Bali (30%) and
other interests in international development stage projects.

      On August 11, 1998, the Company entered into an Agreement and Plan of Merger with MidAmerican Energy Holdings Company ("MidAmerican"). The MidAmerican Merger closed on March 12, 1999 and the Company paid $27.15 in cash for each outstanding share of MidAmerican common stock for a total of approximately $2.42 billion in a merger, pursuant to which MidAmerican became an indirect wholly owned subsidiary of the Company. Additionally, the Company reincorporated in the State of Iowa, was renamed MidAmerican Energy Holdings Company and upon closing became an exempt public utility holding company.

      The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals and the disposition of partial interests in certain of the Company's power generating facilities in order to maintain the qualifying facilities status of such independent power generating facilities. On February 26, 1999, the Company closed the sale of all of its ownership interests in the Coso Joint Ventures to Caithness Energy LLC. The price includes $205 million in cash and $5 million in contingent payments plus the assumption of approximately $67.7 million in debt. On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial Valley Projects and Gas Projects (both as defined herein) to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE

Generation to an affiliate of El Paso Energy Corporation for approximately $247 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $677 million.

Strategy

      The Company's growth strategy remains focused on taking advantage of the investment opportunities created by the continuing restructuring and privatization in energy sectors throughout the world. In order to effectively execute its growth strategy, the Company has organized its operations into a functional structure. The functional alignment is believed to allow for greater efficiencies in operations and better coordination and asset utilization in developing the Company's business.

      The Company's strategy is comprised of the following key elements:

     * Growth through International and Domestic Acquisitions. The Company has successfully completed six acquisitions in the past four years, each of which was accretive to earnings. The Company believes several of these acquisitions provided it with specialized skills and experience that enhance its competitive position in the areas it has targeted for future growth. For example, the Company's acquisition of Northern, a U.K. regional electricity company engaged in electricity distribution and supply and gas supply and related businesses, was the first step in its planned expansion into those sectors in the U.S. and elsewhere throughout the world. In addition, since the U.K. progressively deregulated its electricity and gas supply sectors, the Company believes that its Northern management team has the knowledge and skills to compete in a competitive supply market. By virtue of its ownership of Northern, the Company also possesses the sophisticated billing and proprietary information systems that are believed by the Company to be critically important components of the skill and technology base necessary to compete effectively in a restructured environment. More recently, the Company completed the acquisition of MidAmerican Energy, a leading regional provider of energy and related services in Iowa and three neighboring states.

             The Company believes that the electricity industry in the U.S. will also progressively restructure over the next three to five years and will largely follow the regulatory model established in the U.K. (with incentive based rates or price caps). As currently regulated U.S. electricity distributors and electricity and gas suppliers attempt to rationalize their businesses to maintain profitability in a price competitive market, the Company believes that opportunities will become available to low cost and reliable providers of energy services to gain market share in energy supply and provide additional services to competitors (such as utility line construction and maintenance services, metering, customer billing and information systems services). As a result, the Company believes that by acquiring a U.S. utility operation such as MidAmerican Energy and transferring the knowledge, skills and systems gained at Northern, it can create a platform from which a U.S. energy distribution and supply business can be profitably established and expanded in a competitive market.

     *    Growth through Greenfield Development of Energy Projects.
       As part of the recent acquisition of MidAmerican, the Company has commenced development of a 500 MW natural gas fired generation facility which would sell power on a partial contract and partial merchant basis. The facility is expected be located near the Quad Cities in Illinois and Iowa on the border of two electric reliability districts, the Mid-Continent Area Power Pool and the Mid-America Interconnection Network. In addition, the Company continues to view the international power generation sector as an attractive market for the development of new greenfield energy opportunities, an area in which it has demonstrated substantial expertise. In the past four years, the Company has developed and financed four new Philippine power projects, three of which are now operating and the fourth of which is under construction and on schedule and within budget. With CalEnergy Gas UK, a wholly owned subsidiary of Northern, the Company has expanded its development strategy to include integrated generation and upstream natural gas operations. The addition of gas exploration, production and technical storage capabilities allows the Company to expand its number of target markets throughout the world. In addition, utilization of its geotechnical expertise in this manner allows early entrance with limited upfront capital expenditures into markets in which the Company might not otherwise have power development opportunities. The integration of power generation plants with the upstream gas sources in competitive energy markets will also produce market arbitrage opportunities to sell either gas or electricity depending upon market conditions at the time. The Company continues to develop two upstream gas projects, one in Western Australia at the Gingin field in the Perth Basin and one in Poland at the large Pila Concession.

     * Profit Enhancement through Operating Efficiencies while Maintaining Quality and Reliability of Service. The Company aggressively pursues profitability improvements through efficiency and productivity gains at existing operations. The cost of production per kWh at the Imperial Valley Projects (as defined herein) has declined from 5.3 cents/kWh in 1994 to 2.8 cents/kWh in 1998. The Company has achieved these efficiencies while maintaining high reliability and safety in its operation. Through continuing advancements in drilling technology, reservoir modeling and well maintenance techniques, the production capacity of new and existing wells has been improved or maintained and, as a result, the useful output of the various geothermal resources has been improved or maintained.

     * Continued Diversification of Revenue Base and Fuel Sources. The Company believes that following the MidAmerican Merger it has a diversified revenue base, distributed among its ownership of two operating electricity and gas utilities, its ownership of interests in thirty-three projects with 10,000 net MW in operation, under construction or in development and its ownership of producing gas fields (all as described in more detail below). In addition to the revenues of MidAmerican Energy and Northern, which are largely derived from their electricity distribution and electricity and gas supply activities, a significant portion of the Company's revenues will be from its 50% equity ownership interest in CE Generation, the project subsidiaries of which have long-term contracts with seven large U.S. utility companies, and the Company's subsidiaries' long-term contracts with the Government of the Philippines (sovereign ratings of Ba1/BB+). The Company intends to seek continued diversification of its revenue base and fuel sources through acquisitions and greenfield development.

     * Maintenance of Prudent Financial and Risk Management Practices. The Company has consistently maintained, and intends in the future to maintain what it believes to be prudent financial and risk management practices. A primary objective of the Company is to structure project financings for development projects which can be rated investment grade by Moody's, DCR and S&P. The Company's senior unsecured obligations are rated Baa3, BBB- and BBB-. Its MidAmerican Energy subsidiary is rated A3, A+ and A-; Salton Sea Funding Corp. is rated Baa2/BBB; CE Generation LLC is rated Baa3, BBB and BBB-; its Northern Electric subsidiary is rated A3, A and A-, and its CE Electric UK Funding Company subsidiary's senior notes are rated Baa1, A- and A-. The debt ratings reflected above have been published by Moody's, DCR (for all except Salton Sea Funding) and S&P, respectively, in respect of certain senior indebtedness of the respective issuers shown. These ratings may be changed from time to time by the ratings agencies. The project financing structures utilized to date by the Company include as a fundamental protection for the Company's other assets the requirement that (with certain minimal exceptions) the funds borrowed and other obligations for the purpose of financing or operating a project are to be primarily or entirely under loan agreements, project agreements and related documents which provide that the obligations and loans are to be performed or repaid solely by the project and from the project's revenues and that the security granted to secure the loan and other obligations be limited to the capital stock, assets, contracts and cash flow of the project or the project holding company. Under this type of structure, the lenders and other project contracting parties cannot seek recourse against the Company or its other subsidiaries or projects. The Company intends to continue to structure future projects in a manner which minimizes the exposure of the Company's other assets through appropriate non-recourse project structures.

     * Continued Adherence to Strict Project Evaluation Criteria. The Company intends to operate only in those countries where economic fundamentals are believed to be attractive and risks can be contractually mitigated or adequately covered by insurance. The Company's international investment criteria generally includes giving due consideration, where appropriate, to the following:
          /  Sovereign guarantees;
          /    Significant   demand  for  new  power   generating
facilities;
          /    An   established   legal  system   providing   for
enforceability of contracts and regulations;
          /   "Take or Pay" contracts with utilities, governments
           or  other  parties  with  acceptable  creditworthiness
           which  provide for primarily US$-denominated  payments
           and    certain   contractual   protections   regarding
           currency convertibility and transferability;
          /    Fixed-price   date-certain,  turnkey  construction
           contracts with liquidated damages and performance security provisions; and
          /  Availability of political risk insurance.

       The Company intends to continue to focus primarily upon those development opportunities where it is permitted, directly or indirectly, to acquire a majority ownership interest and exercise operational control over the newly developed or acquired projects.


                    The Global Energy Market

      The opportunity for independent power generation and energy distribution and supply has expanded from a United States market to a global competitive market as many foreign countries have initiated restructuring and privatization policies that encourage the development of independent power generation and independent distribution and supply of energy. Internationally, large amounts of new electric power generating capacity are required in developing countries. The movement toward privatization in some developing countries has created significant new markets outside the United States. The need for rapid economic expansion has caused many countries to select private power development as
their   only  practical  alternative  and  to  restructure  their
legislative and regulatory systems to facilitate such development. The Company believes that the significant need for power in developing markets has created strong local support for private power projects in many foreign countries and has increased the availability of attractive long-term power contracts. The Company intends to take advantage of opportunities in these markets and to develop, construct and acquire power generation, distribution and supply and related energy projects meeting its strategic criteria outside the United States.

        In addition, as privatization, deregulation and restructuring initiatives are enacted in various countries and states, the Company has identified a number of promising opportunities to acquire power generation, distribution and supply assets, as well as other energy related infrastructure assets. These opportunities include bidding opportunities in connection with privatization initiatives in the electricity and gas distribution and supply sectors in various regions and countries, including principally Europe, South America, Australia and New Zealand. The Company expects to see more of such acquisition opportunities in additional markets in the future.

      In pursuing its strategy, the Company presently intends to focus upon development and acquisition opportunities in countries possessing characteristics which meet the Company's general investment criteria. At the present time, the Company is active in the United States, the Philippines and the United Kingdom and is pursuing development opportunities in Australia, Canada, Europe, New Zealand and South America. Set forth below is certain general information concerning the present status of the energy markets in those countries in which the Company currently has significant operations.

     The United States

      In the United States, the independent power industry expanded rapidly in the 1980s, facilitated by the enactment of the Public Utilities Regulatory Policies Act ("PURPA"). PURPA was enacted to encourage the production of electricity by non-utility companies (frequently referred to as independent power companies) as well as to lessen reliance on imported fuels. According to the Utility Data Institute, independent power producers were responsible for the installation of approximately 30,000 MW of capacity, or 50%, of the United States electric generation capacity that has been placed in service since 1988. However, as the size of the United States independent power market increased, available domestic power capacity and competition in the industry also significantly increased and the need for new generating capacity has been reduced.

      During the last few years, many states began to accelerate the movement toward more competition in many aspects of the electric power market, including generation, transmission, distribution and supply. Extensive federal and state legislative and regulatory reviews are presently underway in an effort to further such competition. In particular, the state of California has adopted a bill to restructure the electric industry by providing for a phased-in competitive power generation industry, with a power exchange and independent system operator, and for direct access to generation for all power purchasers outside the power exchange under certain circumstances. The bill provides that existing qualifying facility power sales agreements will be honored. Other states have or are expected to take similar steps aimed at increasing competition by restructuring the electric industry, allowing retail competition and deregulating most electric rates. In addition, recent federal legislation has been proposed which would repeal PURPA and the Public Utility Holding Company Act of 1935, as amended, respectively. The Company cannot predict the final form or timing of the proposed industry restructuring or the impact on its operations. However, the Company believes that the impending changes in the regulation of the United States power markets will reflect many aspects of the United Kingdom model (discussed below) for competitive generation, transmission, distribution and supply of energy. The Company further expects that the current effort to introduce broader wholesale and retail competition in the United States will result in a continuation and acceleration of the recent trend toward consolidation among domestic utilities and independent power producers and an increase in the trend toward disaggregation (or unbundling) of vertically integrated utilities into separate generation, transmission and distribution businesses.

     MidAmerican Energy is subject to comprehensive regulation by several utility regulatory agencies which significantly influences the operating environment and the recoverability of costs from utility customers. That regulatory environment has to date, in general, given MidAmerican Energy an exclusive right to serve electricity customers within its service territory and, in turn, the obligation to provide electric service to those customers.

      In Illinois, the electric retail business is opening up to competition and will be phased in between October 1999 and May
2002.

     In Iowa, if MidAmerican Energy's annual electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. MidAmerican Energy is precluded from filing for increased rates prior to 2001 unless the return on common equity falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return on common equity, after reflecting credits to customers, exceeds 14%.

     Prior to July 11, 1997, MidAmerican Energy recouped its fuel costs for electricity generation from its Iowa customers on a current basis through the Iowa energy adjustment clause, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. However, to the extent actual fuel costs vary from that factor within a defined range, earnings are impacted.

      MidAmerican Energy provides gas service at retail  pursuant
to  non-exclusive  municipal franchises.   The  cost  of  gas  is
recovered  from  customers  through a Purchased  Fuel  Adjustment
Clause.

     In connection with the recent approval by the Iowa Utilities Board of the MidAmerican Merger, MidAmerican Energy agreed, among other things, to use all commercially reasonable efforts to maintain an investment grade credit rating for MidAmerican Energy and its long-term debt and to seek the approval of the Iowa Utilities Board of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below specified levels (42% and 39%, respectively, of total capitalization) under certain circumstances.

      Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican Energy's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. If utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy would be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result.

     The United Kingdom

      The electricity industry in the United Kingdom has seen the privatization of electric supply and distribution, and gradual phase-in of competition in supply, since 1990. The Electricity Act of 1989 established an industry structure that permitted this phased-in competition to occur. Since that time, in England and Wales, electricity is produced by generators, the largest of which are National Power, PowerGen and British Energy. Electricity is transmitted through the national grid transmission system by The National Grid Company plc ("NGC") and distributed to customers by the twelve regional electric companies ("RECs") in their respective authorized areas. Most customers currently are supplied with electricity by their local REC, although there are other suppliers holding second tier supply licenses, including other generators and RECs, who can compete to supply customers in that REC's authorized area. During the fourth quarter of 1998, the market for supplying electricity began to be opened to competition, and all customers are expected to eventually be free to choose their electricity supplier. This phased-in program, which is proceeding by geographic areas, is expected to be completed by the summer of 1999.

      Virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool described below. A generator that is a Pool member and also a licensed supplier must nevertheless sell all the electricity it generates into the Pool, and purchase all the electricity that it supplies from the Pool. Because Pool prices fluctuate, generators and suppliers may enter into bilateral arrangements, such as contracts for differences ("CFDs"), to provide a degree of protection against such fluctuations.

      Distribution. Each of the RECs is required to offer terms for connection to its distribution system to any person, and for use of its distribution system to any authorized electricity operator, in each case located in its franchise area. In providing use of its distribution system, a REC must not discriminate between its own supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost.

     Most revenue of the distribution business is controlled by a distribution price control formula. The Retail Price Index ("RPI") used in this formula reflects the average of the 12 month inflation rates recorded for each month in the previous July to December period. The distribution price control formula also reflects an XD factor which was established by the Regulator following review and is set at 3% from April 1, 1997. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. The distribution price control formula permits RECs to receive additional revenues due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a REC from year to year. It is a control on income which operates independently of the REC's costs. During the lifetime of the price control additional cost savings therefore contribute directly to profit. The distribution prices allowable under the current distribution price control formula are expected to be reviewed by the Regulator at the expiration of the formula's scheduled five-year duration, effective as of April 1, 2000. The formula may be further reviewed at other times in the discretion of the Regulator.

      With effect from April 1, 1998, domestic and smaller commercial customers' prices became subject to a price cap which required reductions of 4.2% (less inflation) compared to the prices prevailing at August 1, 1997. A further reduction of 3% (less inflation) will be required on April 1, 1999.

       Supply. Subject to minor exceptions, all electricity customers in the United Kingdom must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make use of the transmission and distribution networks to achieve delivery to customers' premises.

      There are two types of licensed suppliers: PES (or "first tier") suppliers and second tier suppliers. PESs are the RECs, Scottish Power and Hydro-Electric, each supplying in its respective authorized area. Second tier suppliers include National Power, PowerGen, British Energy, Scottish Power, Hydro-Electric and other PESs supplying outside their respective authorized areas. There are also a number of independent second tier suppliers.

       The Pool. The Pool was established at the time of privatization for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold and purchased through the Pool. All licensed generators and suppliers must become and remain signatories to the Pooling and Settlement Agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. The Pool also provides centralized settlement of accounts and clearing. The Pool does not itself buy or sell electricity.

      Prices for electricity are set by the Pool daily for each one-half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. A settlement system is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements. The settlement system is administered on a day-to-day basis by Energy Settlements and Information Services, Limited, a subsidiary of NGC, as settlement system administrator.

      The price control regulations which govern the authorized area supply market permit the pass-through to customers of certain permitted costs, which include the cost of arrangements such as CFDs to hedge against Pool price volatility. Generally, CFDs are contracts between generators and suppliers that have the effect of fixing the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At any time, Northern's forecast supply market demand is substantially hedged through various types of agreements including CFDs.

      Northern's supply business generally involves entering into fixed price contracts to supply electricity to its customers. Northern obtains the electricity to satisfy its obligations under such contracts primarily by purchases from the Pool. Because the price of electricity purchased from the Pool, Northern is exposed to risk arising from differences between the fixed price at which it sells and the fluctuating prices at which it purchases electricity, unless it can effectively hedge such exposure. In addition, the United Kingdom government has announced plans to reform the wholesale trading market for electricity by eliminating the Pool and creating a bilateral wholesale trading market. The announced date for elimination of the Pool is April, 2000. Elimination of the Pool will create risks of a mismatch between the prices at which Northern purchases electricity from wholesale suppliers and the price at which it has, or will, contract to sell electricity to its customers. Northern's ability to manage such risks at acceptable levels will depend, in part, on the specifics of the supply contracts that Northern enters into, Northern's ability to implement and manage an appropriate contracting and hedging strategy, and the development of an adequate market for hedging instruments.


         The Company's Distribution and Supply Business

MidAmerican Energy Company

       MidAmerican Energy is the largest energy company headquartered in Iowa, with assets and operating revenues for the year ended December 31, 1998 totaling $3.6 billion and $1.7 billion, respectively. Its strategy is to become the leading regional provider of energy and complementary services. MidAmerican is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican distributes electric energy at retail in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 1998, MidAmerican had 652,900 retail electric customers and 621,500 retail natural gas customers.

      In addition to retail sales, MidAmerican Energy delivers electricity to other utilities and municipalities who distribute it to end-use customers (sales for resale) and MidAmerican Energy transports natural gas, for a fee, through its distribution system for certain large customers who have independently secured their own supply of natural gas.

       MidAmerican Energy's electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

       MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 3% (food and kindred products industry) of its total 1998 electric operating revenues or 3% (food and kindred products industry) of its total 1998 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

      During  1998, MidAmerican Energy increased its emphasis  on wholesale  gas trading and marketing activity, some of which  was
previously   managed   by   one  of  MidAmerican's   nonregulated
subsidiaries.

      For the year ended December 31, 1998, MidAmerican derived approximately 69% of its gross operating revenues from its regulated electric business, and 25% from its regulated gas business and 6% from its nonregulated business activities. For 1997 and 1996, the corresponding percentages were 65% electric and 31% gas and 4% nonregulated; and 66% electric and 32% gas and 2% nonregulated, respectively.

     The electric utility industry is in the midst of significant regulatory change. Traditionally, prices charged by electric utility companies have been regulated by federal and state commissions and have been based on cost of service. In recent years, changes have occurred, and are expected to continue to occur, that move the electric utility industry toward a more competitive, market-based pricing environment. These changes will have a significant impact on the way MidAmerican Energy does business.

      A substantial majority of MidAmerican's business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. However, beginning January 1, 1998, MidAmerican Energy also manages its operations as four distinct business units: generation, transmission, energy distribution and retail. With these four business units, MidAmerican Energy is able to focus on the specific needs and anticipated risks and opportunities of its major businesses. Certain administrative functions are handled by a corporate services group which supports all of the business units.

      Although specific functions may be changed as future circumstances warrant, the focus of each business unit has been established. Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican Energy's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users and conducts related activities. Retail includes marketing, customer service and related functions for core and complementary products and services.

  Total Electric Sales of MidAmerican Energy By Customer Class


                      1998  1997   1996

Residential           22.2%  20.9%  21.1%
Small General Service 17.5   16.5   16.2
Large General Service 28.1   27.4   27.6
Other                  4.4    4.4    4.5
Sales for Resale      27.8   30.8   30.6
                      _____ _____  _____
 Total               100.0% 100.0% 100.0%


      Retail Electric Sales of MidAmerican Energy By State


                          1998  1997   1996

Iowa                      88.4% 88.6%  88.7%
Illinois                  10.9  10.7   10.6
South Dakota               0.7   0.7    0.7
                          ____  _____  _____
 Total                   100.0%100.0%  100.0%



      In an Iowa pricing settlement approved in 1997 by the Iowa Utilities Board, MidAmerican Energy was given permission to negotiate individual contracts with its industrial and commercial electric customers. The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. A vast majority of the contracts are for terms of seven years or less, although some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. MidAmerican Energy presently intends to manage this risk through hedging and other similar arrangements. On an aggregate basis, the annual revenues under these contracts are approximately $155 million.

      In  addition, MidAmerican Energy is precluded by  the  1997 settlement agreement from filing for an increase in its Iowa electric rates prior to 2001, unless its annual return on common equity falls below 9%. Likewise, the other parties to the agreement, including the Office of the Consumer Advocate, are prohibited from seeking a reduction in MidAmerican Energy's electric rates prior to 2001, unless the return on common equity, adjusted for the equal sharing between shareholders and customers of earnings above a 12% return on common equity, exceeds 14%.

       In Illinois beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers will be allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

      Historical gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:


     Total Gas Sales of MidAmerican Energy By Customer Class


                           1998   1997  1996

Residential                59.9%  60.8%  61.1%
Small General Service      32.1   33.1   33.3
Large General Service       3.7    4.2    4.6
Sales for Resale and Other  4.3    1.9    1.0
                          ______ ______ ______
Total                     100.0% 100.0% 100.0%

         Retail Gas Sales of MidAmerican Energy By State

                              1998   1997   1996

Iowa                          79.0%  79.1%  78.0%
Illinois                      10.2   10.4   11.0
South Dakota                  10.1    9.8   10.3
Nebraska                       0.7    0.7    0.7
                             ______ ______ ______
Total                        100.0% 100.0% 100.0%


      There are seasonal variations in MidAmerican Energy's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 1998, 40% of MidAmerican Energy's electric revenues were reported in the months of June, July, August and September, reflecting the use of electricity for cooling, and 54% of MidAmerican Energy's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

      The  annual  hourly  peak  demand on  MidAmerican  Energy's
electric   system  occurs  principally  as  a   result   of   air
conditioning  use  during  the  cooling  season.  In  July  1998,

MidAmerican Energy recorded an hourly peak demand of 3,643 MW, which is 90 MW more than MidAmerican Energy's previous record hourly peak of 3,553 MW set in 1995.

     MidAmerican Energy's accredited net generating capability in the summer of 1998 was 4,425 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's energy system, net of the effect of participation purchases and sales and consists of Company-owned generation and power purchased under a long-term power purchase contract. The net generating capability at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

      MidAmerican Energy is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as MAPP. MAPP is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Missouri, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system, serves as a power and energy market clearing house and is responsible for the safety and reliability of the bulk electric system.

      Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin for 1998 was approximately 20%.

      In an effort that began in 1996, MidAmerican is continuing to redeploy investments and to invest in other lines of business that support its strategy. For example, MidAmerican Realty Services, with over 4,500 independent sales representatives and approximately 1,150 employees, offers integrated real estate services in seven states including residential brokerage, relocation, title, abstract and mortgage services. On a consolidated basis, the real estate brokerage operations are the second largest in the nation, and the Company believes these operations will provide a strategically important customer access point and an advertising and "branding" vehicle as energy markets deregulate, in addition to being profitable businesses on a stand-alone basis.


Northern Electric

        Northern Electric Distribution Limited ("Northern Distribution"), a subsidiary of Northern, receives electricity from the national grid transmission system and distributes electricity to each of its franchise area customer's premises using Northern's network of transformers, switchgear and cables. Substantially all of the customers in Northern's authorized area are connected to Northern's network and electricity can only be delivered to them through the Northern distribution system, regardless of whether the electricity is supplied by Northern's supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. Northern Distribution serves approximately 1.5 million customers in Northern's area and charges its customers access fees for the use of the distribution system.

      At December 31, 1998, Northern's electricity distribution network (excluding service connections to consumers) included approximately 17,000 kilometers of overhead lines and approximately 26,000 kilometers of underground cables. Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years. In addition to the circuits referred to above, Northern's distribution facilities also include approximately 24,000 transformers and approximately 24,000 substations.

     Northern Electric Supply Limited ("Northern Supply") focuses on Northern's supply business and is responsible for marketing, tariff setting, contracts and customer service in connection with the supply of both electricity and gas. Northern's supply business involves the bulk purchase of electricity, primarily from the Pool, and subsequent sale to individual customers.

      Under the terms of its public electricity supply ("PES") or "first tier" license, Northern currently holds the right to supply approximately 1.5 million supply customers within Northern's authorized area. In addition to competing for supply customers in its authorized area, Northern holds a second tier license to compete with the RECs and other suppliers to provide electricity to supply customers outside its authorized area. Northern is one of the largest suppliers in the competitive and open electricity market in the United Kingdom and supplies customers in all 15 PES areas in Great Britain and Northern Ireland.

      Northern Supply also competes to supply gas inside and outside its authorized area. Over the last six months of 1998, Northern expanded its supply customer base by 20% by attracting nearly 300,000 new gas customers in part through the Dual Fuel marketing program.

     Northern Utility Services Limited ("Northern Utility") is an engineering company whose role is to adapt, maintain and restore the distribution network of Northern and to sell related services to third parties. Northern Utility has been able to make significant cost reductions for Northern during the past year by working with suppliers in order to improve core processes, close selected depot locations, increase staff productivity and reduce material and plant costs. Northern Utility has pioneered techniques using innovative diagnostic testing equipment which reduces the need for intrusive maintenance. The equipment can identify some of the causes of potential systems failures before breakdown and subsequent loss of supply occurs. Also, the continued development in the use of trenchless technology has brought both financial and environmental benefits to Northern and its customers. While Northern Utility's largest customer is
Northern Distribution, it currently sells an average of approximately 14% of its services to third parties. Northern Utility is Northern's largest employer.

      Northern Electric Retail Limited ("Northern Retail"), a subsidiary of Northern, sells electrical and gas appliances and provides account collection and customer services for Northern's other businesses.

      Northern Metering Services Limited ("Northern Metering"), a subsidiary of Northern, provides meter supply, installation, refurbishment and certification services as well as meter operator and data collection services. Northern Metering has developed an energy profiling system which helps businesses reduce costs through the more efficient use of all fuels, not just electricity.



        The Company's Power Generation Project Portfolio

      Following the MidAmerican Merger in March 1999, the Company has ownership interests in generating facilities with an aggregate of (i) 9,517 net MW in projects in operation representing an aggregate net capacity owned of 5,197 net MW of electric generating capacity, (ii) 209 net MW in three projects under construction representing an aggregate net capacity of 135 net MW of electric generating capacity and (iii) 594 net MW in three projects in advanced development stages with signed power sales agreements or under award representing an aggregate net capacity owned of 569 net MW of electric generating capacity.

      The following tables set out certain information concerning various Company projects in operation, under construction and in development pursuant to signed power sales agreements or awarded mandates.

Project1,2     Facility  Net MW  Fuel  Location  Commercial  U.S. $     Power   Political
               Net  MW   Owned3                   Operation Payments  Purchaser4   Risk
                                                                                                                 Insurance
Projects in
Operation
Council Bluffs
 Energy Center
 units 1 & 2      131       131    Coal   Iowa    1954,1958     Yes        MEC       No
Council Bluffs
 Energy Center
 units 3          675       534    Coal   Iowa       1978       Yes        MEC       No
Louisa Generation
 Station          700       616    Coal   Iowa       1983       Yes        MEC       No
Neal Generation
 Station units
 1 & 2            435       435    Coal   Iowa    1964,1972     Yes        MEC       No
Neal Generation
 Station unit 3   515       371    Coal   Iowa       1975       Yes        MEC       No
Neal Generation
 Station unit 4   624       253    Coal   Iowa       1979       Yes        MEC       No
Ottumwa Generation
 Station          716       372    Coal   Iowa       1981       Yes        MEC       No
Quad-Cities
 Power Station  1,529       383 Nuclear  Illinois    1972       Yes        MEC       No
Riverside
 Generation
 Station          135       135    Coal   Iowa    1925-61       Yes        MEC       No
Combustion
 Turbins          758       758     Gas   Iowa    1969-95       Yes        MEC       No
Moline Water
 Power              3         3   Hydro  Illinois    1970       Yes        MEC       No
Imperial Valley   268       134     Geo  Calif.   1986-96       Yes        Edison    No
Saranac           240        90     Gas  N.Y.        1994       Yes        NYSEG     No
Power Resources   200       100     Gas  Texas       1988       Yes        TUEC      No
NorCon             80        32     Gas  Penn.       1992       Yes        NIMO      No
Yuma               50        25     Gas  Arizona     1994       Yes        SDG&E     No
Roosevelt Hot
Springs            23        17     Geo  Utah        1984       Yes        UP&L      No
Desert Peak        10        10     Geo  Nevada      1985       Yes        N/A       No
Mahanagdong       165       149     Geo  Philippine  1997       Yes        PNOC-EDC  Yes
                                                                           EDC GOP
Malitbog          216       216     Geo  Philippine 1996-97     Yes        PNOC-EDC  Yes
                                                                           GOP
Upper Mahiao      119       119     Geo  Philippine  1996       Yes        PNOC-EDC  Yes
                                                                           GOP
Teesside
 Power Ltd.     1,875       289     Gas  England     1993        No        Various   No
Viking             50        25     Gas  England     1998        No        Northern  No
Total Projects
 in Operation   9,517     5,197

Projects Under
Construction

Casecnan          150       105   Hydro  Philippine  2000      Yes         NIA (GOP) Yes
Salton Sea V       49        25     Geo  Calif.      2000      Yes         Zinc/TBD  No
CE Turbo           10         5     Geo  Calif.      2000      Yes         Zinc/TBD  No

Total Projects
Under
Construction      209       135

Development
Projects 5

Telephone Flat     44        44     Geo  Calif.      2001     Yes          BPA      No
Cordova Merchant
 Plant            500       500     Gas  Illinois    2001     Yes          TBD      No
Exeter Power Ltd.  50        25     Gas  England     2000      No          Northern No

Total Development
 Projects         594       569

Total Power
Generation
 Projects      10,320     5,901

1 The Company operates all such projects other than Teesside Power Limited, Quad Cities Power Station, Ottumwa Generation Station and Desert Peak.

2 The above table excludes three projects in Indonesia, two of which are currently in arbitration. One unit became operational in March 1998.

3 Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.

4 PNOC-Energy Development Corporation ("PNOC-EDC"); Government of the Philippines ("GOP") and Philippine National Irrigation Administration ("NIA") (NIA also purchases water from this facility), Northern Electric plc ("Northern"). The Government of the Philippines undertaking supports PNOC-EDC's and NIA's respective obligations. Southern California Edison Company ("Edison"); San Diego Gas & Electric Company ("SDG&E"); Utah Power & Light Company ("UP&L"); Bonneville Power Administration ("BPA"); New York State Electric & Gas Corporation ("NYSEG"); Texas Utilities Electric Company ("TUEC"); Niagara Mohawk Power Corporation ("NIMO"); and MidAmerican Energy Company ("MEC").

5 Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction. The company is also pursuing a number of other power projects which are in the preliminary stage of development.

                      PROJECTS IN OPERATION

United States Power Generation

     MidAmerican Energy Generation Facilities

      All of the coal-fired generating stations operated by MidAmerican Energy are fueled primarily by low-sulfur, western coal from the Powder River Basin. The use of low-sulfur western coal enables MidAmerican Energy to comply with the acid rain provisions of the CAAA without having to install additional costly emissions control equipment at its generating stations. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. During 1998 approximately 65% of MidAmerican Energy's coal purchases were made under spot coal purchase agreements. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are and will continue to be satisfactory.

      MidAmerican Energy uses both the Union Pacific Railroad ("UP") and the Burlington Northern and Santa Fe Railway ("BNSF") as originating carriers of its coal supply in order to achieve transportation diversity and competitive rates. Coal is delivered directly to MidAmerican Energy's Neal Energy Center and Council Bluffs Energy Center ("CBEC") by the UP and the BNSF, respectively. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by the BNSF for transportation to its destination by the I&M Rail Link. Competitive rail access is available to CBEC and to the interchange point for deliveries to Louisa and Riverside Energy Centers. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

     MidAmerican Energy uses natural gas and oil as fuel for peak demand  electric  generation, transmission  support  and  standby
purposes.   These  sources are presently in adequate  supply  and
available to meet MidAmerican Energy's needs.

      While coal deliveries to certain of MidAmerican Energy's generating stations were adversely affected by the UP's nationwide operational problems in 1997 and early 1998, MidAmerican Energy believes its coal inventories are adequate to meet its needs at expected generation levels.

      MidAmerican Energy is a 25% joint owner of Quad Cities Station. MidAmerican Energy has been advised by ComEd, the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station for 1999 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 2004. Commitments for fuel fabrication have been obtained at least through 2001. ComEd does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     CE Generation Geothermal Facilities

      CE Generation affiliates currently operate eight geothermal plants in the Imperial Valley in California (the "Imperial Valley Project"). Four of these Imperial Valley Project plants (the "Partnership Projects") were developed by Magma which originally owned a 50% interest. On April 17, 1996, the Company completed the Partnership Interest Acquisition pursuant to which the Company acquired the remaining 50% interests in each of the Partnership Projects for $70 million. The Partnership Projects consist of the Vulcan, Hoch (Del Ranch), Elmore and Leathers projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Elmore Project" and the "Leathers Project," respectively).

      The remaining four operating Imperial Valley Project plants (the "Salton Sea Projects") are wholly owned by subsidiaries of Magma. Three of these plants were purchased by Magma on March 31, 1993 from Union Oil Company of California. These geothermal power plants consist of the Salton Sea I project (the "Salton Sea I Project"), the Salton Sea II project (the "Salton Sea II Project") and the Salton Sea III project (the "Salton Sea III Project"). The fourth plant, the Salton Sea IV project (the "Salton Sea IV Project"), commenced commercial operations in 1996.

      Vulcan. The Vulcan Project sells electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Under the SO4 Agreement, Edison is obligated to pay the Vulcan Project a capacity payment, a capacity bonus payment and an energy payment. The price for contract capacity payments is fixed for the life of such SO4 Agreement. The as-available capacity price is based on a payment schedule as approved by the CPUC from time to time. The contract energy payment increased each year for the first ten years, which period expired on February 9, 1996. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy.

      Hoch (Del Ranch). The Hoch (Del Ranch) Project sells electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such  SO4  Agreement  are  substantially  the  same  as  the  SO4
Agreement with respect to the Vulcan Project. The price for contract capacity payments is fixed for the life of the SO4
Agreement. The fixed price period for energy payments per kWh expired on January 1, 1999. After January 1, 1999, the energy payments are based on Edison's Avoided Cost.

      Elmore. The Elmore Project sells electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project. The price for contract capacity payments is fixed for the life of SO4 Agreement. The fixed price period for energy payments per kWh expires on December 31, 1998. After December 31, 1998, the energy payments are based on Edison's Avoided Cost of Energy.

      Leathers. The Leathers Project sells electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project. The price for contract capacity payments is fixed for the life of SO4 Agreement which expires on December 31, 1999. Thereafter, the energy payments will be based on Edison's Avoided Cost of Energy.

      Salton  Sea  I  Project.  The Salton Sea  I  Project  sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides capacity and energy payments. The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price which is currently $132.58kW-year. The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.701 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

      Salton Sea II Project. The Salton Sea II Project sells electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The contract requires Edison to make capacity payments, capacity bonus payments and energy payments.

The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The energy payments for the first ten-year period, which period expires on April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

      Salton Sea III Project. The Salton Sea III Project sells electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity is 47.5 MW and the contract nameplate is 49.8 MW. The SO4 Agreement requires Edison to make capacity payments, capacity bonus payments and energy payments for the life of the SO4 Agreement. The price for contract capacity payments is fixed at $175/kW per year. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the monthly energy payments are Edison's Avoided Cost of Energy.

      Salton Sea IV Project. The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

     CE Generation Gas Facilities

      Yuma Project. The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). The Yuma Project commenced commercial operation in May 1994. The project entity has executed steam sales contracts with an adjacent industrial entity to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, the Company anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by the Company and Southwest Gas Corporation. The Yuma Project is unleveraged. The Company and SDG&E are currently engaged in discussions regarding a potential contract amendment of the Yuma PPA.

      Saranac Project. Saranac is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. Saranac has entered into a 15-year power purchase agreement (the "Saranac PPA") with NYSEG. Saranac is a QF and has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. Saranac has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of Saranac's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership"), which also owns Saranac. NCGP also transports gas for NYSEG and Georgia-Pacific. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, Tomen Corporation ("Tomen") and General Electric Capital Corporation.

      On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC (i) to declare that the rates NYSEG pays under the Saranac PPA, which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and (ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On March 15, 1995, the Company intervened also in opposition to the Petition and asserted similar arguments. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. On October 30, 1996, all parties filed final briefs and the Court of Appeals heard oral arguments on December 2, 1996. On July 11, 1997, the Court of Appeals dismissed NYSEG's appeal from FERC's denial of the petition on jurisdictional grounds.

      On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy
Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders.
NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. Saranac and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. Saranac believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders.

      Power Resources Project. Power Resources is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with Texas Utilities Electric Company. Power
Resources began commercial operation in June 1988. Power Resources is a QF and has entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company ("Fina"), a subsidiary of Petrofina S.A. of Belgium. Power Resources has entered into an agreement (the "FSGC Gas Supply Agreement") with Falcon Seaboard Gas Company ("FSGC") for Power Resources' fuel requirements through December 2003. In June 1995, FSGC and Louis Dreyfus Natural Gas Corp. ("Dreyfus") executed an eight-year natural gas supply agreement (the "FSGC-Dreyfus Gas Supply Agreement"), with which FSGC will fulfill its supply commitment to PRI from October 1995 to the end of the term of the Power Resources PPA. Each of the Power Resources PPA, the Power Resources Steam Purchase Agreement and the FSGC Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs.

      NorCon Project. NorCon is an 80 net MW natural gas-fired cogeneration facility located in North East, Pennsylvania which began commercial operation in December 1992. NorCon has a 25-year power purchase agreement (the "NorCon PPA") with Niagara Mohawk Power Corporation ("NIMO"). NorCon is a QF and has entered into a 20-year steam purchase agreement (the "NorCon Thermal Energy Agreement") with Welch Foods Inc., a Cooperative
("Welch Foods"). NorCon has a 15-year natural gas supply contract (the "NorCon Gas Purchase Agreement") with Louis Dreyfus Gas Marketing Corp. to supply 100% of NorCon's fuel requirements. A twenty-year natural gas transportation agreement has been entered into with National Fuel Gas Supply Corporation ("National

Fuel") to provide transportation to NorCon. Transportation costs are deducted from payments made pursuant to the NorCon Gas Purchase Agreement. The NorCon Thermal Energy Agreement contains rates that escalate at an inflation-based index, and the NorCon Gas Purchase Agreement's rates are fixed for the contract term. NorCon Power Partners, L.P. ("the "NorCon Partnership"), which owns NorCon, is indirectly owned by subsidiaries of CE Generation and Tomen. The NorCon project has had a number of on-going contractual disputes with NIMO which are unresolved.


     Other U.S. Geothermal Interests

     Roosevelt Hot Springs. A subsidiary of the Company operates and owns an approximately 70% indirect interest in a geothermal steam field which supplies geothermal steam to a 23 net MW power plant owned by Utah Power & Light Company ("UP&L") located on the Roosevelt Hot Springs property under a 30-year steam sales contract. The Company obtained approximately $20.3 million of cash under a pre-sale agreement with UP&L whereby UP&L paid in advance for the steam produced by the steam field. The Company must make certain penalty payments to UP&L if the steam produced does not meet certain quantity and quality requirements.

      Desert Peak. A subsidiary of the Company is the owner of a 10 net MW geothermal plant at Sparks, Nevada. In 1998 the Company executed an agreement pursuant to which the Desert Peak Project is leased to a third party power producer and the Company receives rental payments.

      Mammoth. Magma receives royalty revenues from a 10 net MW and a 12 net MW contract nameplate geothermal power plant (the "First Mammoth Plant" and the "Second Mammoth Plant," respectively, and referred to herein, collectively, as the "Mammoth Plants") at Mammoth Lakes, California. Electricity from the Mammoth Plants is sold to Edison under two long-term power purchase agreements. The First Mammoth Plant and the Second Mammoth Plant began commercial operation in 1985 and 1991, respectively. Magma leases both property and geothermal resources to support the Mammoth Plants in return for certain base royalty and bonus royalty payments. For the First Mammoth Plant and the Second Mammoth Plant, the base royalty is 12.5% and 12%, respectively, of gross electricity sales revenues. The bonus royalty for the Mammoth Plants is 50% of the excess of annual gross electricity sales revenues over an annual revenue standard based on the Mammoth Plants operating at 85% of contract capacity.

United Kingdom Power Generation

      In the United Kingdom, a Northern subsidiary, Northern Electric Generation Limited ("Northern Generation"), focuses on electricity generation, primarily through its ownership in Teesside (described herein) and its operation and ownership of Viking (described herein). Northern Generation also owns and operates a 5 MW diesel power generating plant located in Northallerton, England.

      Teesside. Teesside Power Limited ("Teesside") owns and operates an 1,875 net MW combined cycle gas-fired power plant at Wilton. Northern owns a 15.4% interest in Teesside, but does not operate the plant. Northern purchases 400 MW of electricity from Teesside under a long-term power purchase agreement.

      Viking. Viking Power Limited ("Viking") is a company owned 50% by Northern and 50% by Rolls-Royce Power Ventures which operates a 50 net MW natural gas-fired power plant at Seal Sands on Teesside. The project utilizes an aero-derivative Rolls-Royce Trent Engine and is embedded on the Northern distribution network. Viking became operational in October 1998, has a long-term gas supply and electricity off-take contract with Northern and is being operated by Northern Generation.

The Philippines Power Generation

      Upper Mahiao. The Upper Mahiao facility has been in commercial operation since June 17, 1996, although output was constrained until 1998 because the required full capacity transmission line was not completed and provided by the Philippine National Power Corporation ("NPC") to CE Cebu
Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is 100% indirectly owned by the Company. During the period of constrained operation, PNOC-EDC was required to, and paid all capacity fees under the take or pay provisions of the contract. In early 1998, the required transmission line was completed, allowing unconstrained operation. As a result, CE Cebu has been receiving capacity and energy payments from PNOC-EDC since that time.

      A consortium of international banks are providing the term loans, supported by political risk insurance from the Ex-Im Bank. Upon completion of the transmission line, the construction loan was converted to a term loan in May 1998 provided by United States Export-Import Bank and a local Philippine bank.

      Under the terms of an energy conversion agreement, executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu owns and operates the Upper Mahiao Project during the ten-year cooperation period, which commenced in June, 1996 after which ownership will be transferred to PNOC-EDC at no cost.

     The Upper Mahiao Project is located on land provided by PNOC-
EDC  at  no  cost.   It takes geothermal steam  and  fluid,  also
provided by PNOC-EDC at no cost, and converts its thermal energy into electrical energy sold to PNOC-EDC on a "take-or-pay" basis. Specifically, PNOC-EDC is obligated to pay for 100% of the electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC pays to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC
in   any  year  (which,  at  the  plant's  design  capacity,   is
approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-
EDC  (approximately  5%  of total contract  revenues).   Payments
under the Upper Mahiao ECA are denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-
current  exchange  rate, except for the Energy Fee.   Significant
portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA, are supported by the Government of the Philippines through a performance undertaking.

      The payment of the Capacity Fee is not excused if PNOC-EDC fails to deliver or remove the steam or fluids or fails to provide the transmission facilities, even if its failure was caused by a force majeure event. In addition, PNOC-EDC must continue to make Capacity Fee payments if there is a force majeure event (e.g., war, nationalization, etc.) that affects the operation of the Upper Mahiao Project and that is within the reasonable control of PNOC-EDC or the Government of the Philippines or any agency or authority thereof.

      PNOC-EDC is obligated to purchase CE Cebu's interest in the facility under certain circumstances, including (i) extended outages resulting from the failure of PNOC-EDC to provide the required geothermal fluid, (ii) certain material changes in policies or laws which adversely affect CE Cebu's interest in the project, (iii) transmission failure, (iv) failure of PNOC-EDC to make timely payments of amounts due under the Upper Mahiao ECA,
(v) privatization of PNOC-EDC or NPC, and (vi) certain other events. The price will be the net present value (at a discount rate based on the last published Commercial Interest Reference Rate of the Organization for Economic Cooperation and Development) of the total remaining amount of Capacity Fees over the remaining term of the Upper Mahiao ECA.

      Mahanagdong. The Mahanagdong Project is a 165 net MW geothermal power project owned and operated by CE Luzon
Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation of which 100% of the common stock is indirectly owned by the Company. Another industrial company owns an approximate 10% preferred equity interest in the project. The Mahanagdong Project has been in commercial operation since July 25, 1997, although its output was constrained until early 1998 because the required full transmission line was not completed until that time. The Mahanagdong Project sells 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to

PNOC-EDC, which in turn sells the power to NPC for distribution to the island of Luzon. During the period of constrained operation, PNOC-EDC was required to, and paid all capacity fees under the take or pay provisions of the contract.

      The project financing term loan is being provided by OPIC, Ex-Im Bank and a consortium of international banks. Upon completion of the transmission line, the construction loan was converted to a term loan in June, 1998. Political risk insurance from Ex-Im Bank has been obtained for the commercial lenders.

      The terms of an energy conversion agreement, executed on September 18, 1993 (the "Mahanagdong ECA"), are substantially similar to those of the Upper Mahiao ECA. The Mahanagdong ECA provides for a ten-year cooperation period. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues.

      Malitbog. The Malitbog Project is a 216 net MW geothermal project owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. The three Units of the Malitbog facility were put into commercial operation on July 25, 1996 (for Unit I) and July 25, 1997 (for Units II and III), although as with the Upper Mahiao and Mahanagdong projects, operation was constrained due to a lack of the necessary transmission line. VGPC is selling 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which sells the power to NPC. During the period of constrained operation, PNOC-EDC was required to, and paid all capacity fees under the take or pay provisions of the contract.

      A consortium of international banks and OPIC are providing the term loan facilities. Upon completion of the transmission line, the construction loan was converted to a term loan in April, 1998.

     The Malitbog Project is located on land provided by PNOC-EDC at no cost. The electrical energy produced by the facility will be sold to PNOC-EDC on a take-or-pay basis. Specifically, PNOC-EDC is obligated to make payments (the "Capacity Payments") to VGPC based upon the available capacity of the Malitbog Project. The Capacity Payments equal approximately 100% of total revenues. The Capacity Payments will be payable so long as the Malitbog Project is available to produce electricity, even if the Malitbog Project is not operating due to scheduled maintenance, because PNOC-EDC fails to supply steam to the Malitbog Project as required or because NPC is unable (or unwilling) to accept delivery of electricity from the Malitbog Project. In addition, PNOC-EDC must continue to make the Capacity Payments if there is a force majeure event (e.g., war, nationalization, etc.) that affects the operation of the Malitbog Project and that is within the reasonable control of PNOC-EDC or the Government of the
Philippines  or any agency or authority thereof.   A  substantial
majority of the Capacity Payments are required to be made by PNOC-EDC in dollars. The portion of Capacity Payments payable to PNOC-EDC in pesos is expected to vary over the term of the Malitbog ECA from 10% of VGPC's revenues in the early years of the Cooperation Period (as defined below) to 23% of VGPC's revenues at the end of the Cooperation Period. Payments made in pesos will generally be made to a peso-dominated account and will be used to pay peso-denominated operation and maintenance expenses with respect to the Malitbog Project and Philippine withholding
taxes,  if  any,  on  the Malitbog Project's debt  service.   The
Government of the Philippines has entered into a performance undertaking (the "Performance Undertaking"), which provides that all of PNOC-EDC's obligations pursuant to the Malitbog ECA carry the full faith and credit of, and are affirmed and guaranteed by, the Government of the Philippines.

      PNOC-EDC is obligated to purchase VGPC's interest in the facility under certain circumstances, including (i) certain material changes in policies or laws which adversely affect VGPC's interest in the project, (ii) any event of force majeure which delays performance by more than 90 days and (iii) certain other events. The price will be the net present value of the capital cost recovery fees that would have been due for the remainder of the Cooperation Period with respect to such generating unit(s).

      The Malitbog ECA cooperation period will expire ten years after the date of commencement of commercial operation of Unit
III. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost, on an "as is" basis. All of PNOC-EDC's obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are 100% of total revenues and there is no energy fee.

                    Projects in Construction

United States

      Zinc Recovery Project. The Company developed and owns the rights to a proprietary process for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project.

      Minerals LLC, an indirect wholly-owned subsidiary of the Company, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through and ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

      The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries.

       Salton Sea V. Power LLC, an indirect wholly owned subsidiary of CE Generation, is construction Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX"). Salton Sea V is being constructed pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. Salton Sea V is schedule to commence commercial operation in mid-2000.

     CE Turbo. Turbo LLC, an indirect wholly-owned subsidiary of CE Generation, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX. In addition to the CE Turbo Project, the Partnership Projects are constructing an upgrade to the geothermal brine processing facilities at the Vulcan and Del Ranch Projects to incorporate the pH Modification Process, which has reduced operating costs at the Salton Sea Project. The CE Turbo Project and the Region 2 brine facilities construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC will be guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000.

Philippines

       Casecnan. In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines. The Casecnan Project will consist generally of diversion structures in the Casecnan and Taan (Denip) Rivers that will divert water into a tunnel of approximately 23 kilometers. The tunnel will transfer the water from the Casecnan and Taan (Denip) Rivers into the Pantabangan Reservoir for irrigation and hydroelectric use in the Central Luzon area. An underground powerhouse located at the end of the water tunnel and before the Pantabangan Reservoir will house a power plant consisting of approximately 150 MW of newly installed rated electrical capacity. A tailrace tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation of two downstream existing hydroelectric facilities of the NPC.

      CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") which is expected to be at least 70% indirectly owned by the Company, is developing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

      The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippines political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

      The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

      CE Casecnan entered into a fixed price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Casecnan Construction Contract"). The work under the Casecnan
Construction Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. The construction of the Casecnan Project is proceeding on schedule and is expected to be completed in 2000.

Indonesia

      On December 2, 1994, subsidiaries of the Company, Himpurna California Energy Ltd., ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of the geothermal steam field and geothermal power facilities located in Central Java in Indonesia with Perusahaan Pertambangam Minyak Dan Gas Cumi Negara ("Pertamina"), the Indonesian national oil company, and executed separate "take-or-pay" energy sales contracts with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. The Government of Indonesia provided sovereign guarantees of the obligations under the "take-or-pay" contracts.

      In 1997 and 1998 a series of Indonesian government decrees and other actions (including the non-payment of all monthly invoices from HCE's Dieng Unit I which became operational in March 1998) have created significant uncertainty as to whether PLN and the Indonesian government will honor their contractual obligations to the Indonesian Subsidiaries. The Indonesian Subsidiaries in 1998 initiated dispute resolution procedures under the ESCs and sovereign guarantees with PLN and the Government of Indonesia and subsequently commenced arbitration to resolve the dispute and they intend to continue to take actions to require the Government of Indonesia to honor its contractual obligations. However, actions by the Government of Indonesia have created significant risks to the Indonesian Subsidiaries. Dieng Unit I was operationally and contractually completed in March 1998 when the "take-or-pay" obligations under its contract with PLN commenced. However, PLN has defaulted on the contractually required and sovereign guaranteed "take-or-pay" payment obligations. Accordingly, the arbitration is proceeding before an international arbitration panel, as provided under the Indonesian Subsidiaries' contracts with PLN. The arbitration involves both PLN and the Government of Indonesia and is expected to conclude in the third quarter of 1999.



                     PROJECTS IN DEVELOPMENT

       The following is a summary description of certain information concerning the Company's advanced stage development projects. Since these projects are still in development there can be no assurance that this information will not change materially over time. In addition, there can be no assurance that development efforts on any particular project, or the Company's development efforts generally, will be successful. See also "Risk Factors" contained in the Company's Report on Form 8-K dated March 26, 1999, incorporated herein by reference.

United States

      Salton Sea Minerals Extraction. In addition to zinc recovery, the Company intends to sequentially develop manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. If successfully developed for the other products, the mineral extraction process will provide an environmentally responsible and low cost minerals recovery methodology. The Company is also investigating producing silica from the solids precipitated out of the geothermal power process. Silica is used as a filler for such products as paint, plastics and high temperature cement.

     Telephone Flat.   The Company is developing a 48 net MW
geothermal project at Telephone Flat in Northern California where the Company has two successful production wells (the "Telephone Flat Project"). Under an amended contract arrangement with the Bonneville Power Administration ("BPA"), BPA will purchase 30 MW from the project and has an option to purchase an additional 100 MW. The completion of the project and BPA's purchase obligation are subject to obtaining a final environmental impact statement relating to the new site location.

      Cordova. The power station is a nominal 500 MW gas-fired generating plant that is targeted for completion in the late spring of 2001. The preferred site for the power station is near Cordova, Il., northeast of the Quad Cities. The Quad Cities Energy Company has signed contracts for five major equipment components for the planned electric power station near the Quad Cities. The Quad Cities Energy Company which is developing the project through a subsidiary, is a subsidiary of the Company.

     With its strategic location in the Quad Cities area, it will border on two electric reliability districts: the Mid-Continent Area Power Pool and the MidAmerica Interconnected Network. The plant will also feature highly efficient operations, flexible transmission access and competitive gas supply.

United Kingdom

      Exeter. Exeter Power Limited ("Exeter") is a company owned 50% by Northern Electric Generation Limited and 50% by Rolls-Royce Power Ventures. Exeter is developing a 50 net MW gas-fired power plant at Exeter, England. This project is based upon the U.K. "Mid-merit" model (described below) and will be managed and operated by Northern upon commercial operation. The power purchase contract and permits for the project are currently being finalized.

      U.K. Mid-merit Projects. The Company, through Northern Generation, is pursuing a number of "Mid-merit" project opportunities in addition to Exeter and Viking, in conjunction with and separate from Rolls-Royce. However, the gas moratorium in the U.K. has significantly adversely impacted the ability to develop these projects.

       "Mid-merit" projects are those projects which have generation units having a registered capacity of 50 net MW or less. As a result, these projects only require local planning permission and limited central government permits. In addition, these projects are connected to the local distribution system and not the National Grid, which means these projects do not have to be a member of the Pool and pay generator related grid and Pool charges. These Mid-merit generating projects are also not subject to central dispatch by the National Grid and therefore allow for the potential of gas arbitrage between the electricity day-ahead pool market and the within-day gas spot market.

      Finally, these projects are based on open (simple) cycle aero derivative gas turbines which are ideally suited to multiple start/stop operations. This flexible capability provides significant economic benefits to Northern's electricity supply business in buying electricity from the Mid-merit plant and avoiding pool purchases at high pool price times and making Pool purchases when the Pool price is below the Mid-merit plant's marginal costs.

      U.K.  Gas Transportation and Storage.  The Company, through
CE Gas, is pursuing a number of gas transportation and storage opportunities in the U.K. to integrate with its North Sea upstream gas production operations.


    Producing Gas Field Operations and Fields in Development

      CE Gas UK Limited. CE Gas UK Limited ("CE Gas") is a gas exploration and production company which is focused on developing integrated upstream gas projects. Its "upstream gas" business consists of the exploration, development and production, including transportation and storage, of gas for delivery to a point of sale into either a gas supply market or a power generation facility. CE Gas holds various interests in the southern basin of the United Kingdom sector of the North Sea, as described below. Also as is more fully discussed below, CE Gas has recently been involved in certain gas development and exploration activities relating to a large gas field prospect in Poland and the Gingin field in the Perth Basin in Australia and the Yolla discovery in the Bass Basin of Australia.

The  Company's  Producing  Gas Field  Operations  and  Fields  in
Development

PRODUCING GAS FIELDS              SHARE OF    CURRENT         LOCATION
                                  REMAINING    % WORKING
                                  RESERVES    INTEREST
                                  BCF1


Windermere                        12.0        20.000%         U.K. Offshore
                                                              (North Sea)
Victor                            10.3        5.000%          U.K. Offshore
                                                              (North Sea)
Schooner                          10.0        2.078%          U.K. Offshore
                                                              (North Sea)
Johnston                          23.1        18.264%2        U.K. Offshore
                                                              (North Sea)
FIELDS IN DEVELOPMENT             Size Km2

Pila Concession                   13,0003     100%            N.W. Poland
                                                              (Polish Trough)
Gingin Concession                 2,960       36.000%         S.W. Australia
                                                              Onshore
                                                              (Perth Basin)
Yolla Discovery                   550         20.000%         S.E. Australia
                                                              Offshore
                                                              (Botts Basin)

Producing Fields

      Windermere Field. The Windermere Field is located in the Eastern part of the Southern North Sea approximately 62 miles east of Hull on the U.K. coast and has Remaining reserves of 12.0 bcf net to CE Gas. The field is produced by an unmanned platform which has two wells. The gas is transported via an 8" pipeline to the Markham Field where it is processed, compressed and delivered through the K13 pipeline system to the Den Helder terminal on the Netherlands coast. CE Gas holds a 20% working interest in this field which commenced production in April 1997 and currently has average net daily production of 9.0 MM scfd (million standard cubic feet per day). Gas is sold to N.V. Nederlandse Gasunie.

     Victor Field. The Victor gas field is located in the central part of the Southern North Sea, approximately 80 miles east of the Theddlethorpe terminal on the U.K. coast and has net
Remaining reserves of 10.3 bcf net to CE Gas. An unmanned platform is installed and the field produces from 5 production wells and a sixth subsea well tied back to the platform. The gas is exported through a 16" pipeline to the Viking field and then onwards to the Theddlethorpe shore terminal. The Victor field has been in production since September 1984, and currently has average daily production of 5.2 MM scfd and sells its gas to British Gas Trading Limited. CE Gas holds a 5% working interest in this field.

1 Gas reserves in Billion cubic feet (or "Bcf") as of December 31, 1998. The Classification "Remaining" means reserves which geophysical, geological and engineering data indicate to be in place or recoverable (as the case may be) with a 50% probability the reserves will exceed the estimate.

2  Currently in the process of finalizing.

3 Subject to 25% relinquishment after every 2 years during the 8 year contract term based on work program results.

      Schooner Field. The Schooner Field is located in the Northern part of the Southern North Sea and has Remaining reserves of 10.0 bcf. The field is produced by an unmanned platform which is tied back through a 28km 16" flowline to the Murdoch platform. Production is achieved from six wells with a seventh well planned for 1999. The gas is transported through the CMS pipeline to the Theddlethorpe shore terminal. CE Gas holds a 2.078% working interest in the Schooner Field, which commenced production in October 1996 and currently has average net daily production of 2.4 MM scfd. The CE Gas share of the gas is sold to Northern.

      Johnston Field. The Johnston gas field is located in the Southern North Sea approximately 56 miles north east of Scarborough on the U.K. coast and has Remaining reserves of 23.1 bcf net to CE gas. The field is produced from three subsea wells tied back to the Ravenspurn North field via a 4.5 mile, 12"
pipeline.   Gas  is  exported  via  the  Cleeton  field  to   the
Dimlington terminal via a 33 mile, 36" pipeline. The Johnston field has been in production since October 1994 at an average daily rate of 53 MMscfd. Gas is sold to Eastern Natural Gas. CE Gas has a 18.264% working interest in this field and is currently in the process of finalizing an equity redefinition for this field which is expected to increase our ownership to 22.113%.

Projects in Development

      Pila. In August 1997, CE Gas signed an eight year concession development agreement with the Polish government providing it with the exclusive right (a 100% working interest) to develop the extensive (13,000 square kilometers) undeveloped Pila gas concession in the Polish Trough in northwest Poland. CE Gas is committed to a seismic and drilling work program within the concession over that period, subject to relinquishment of up to 25% of the concession area after every two years, with only developed areas to be retained by CE Gas at the end of the eight year term. The Company believes that there is the potential to structure an integrated upstream gas/power generation project at the Pila concession, subject to (among other things) identifying a suitable site and negotiating an acceptable power offtake agreement.

      Gingin Gas Field. In August 1997, CE Gas signed an earn-in agreement with Empire Oil of Australia, the permit holder for various concession areas in the Gingin field in the Perth Basin in Western Australia. The earn-in agreement provides CE Gas with the ability, through a seismic and drilling phased work program, to obtain up to a 50% working interest in the main concession area totaling 2,960 square kilometers and up to a 33% working interest in four ancillary concession areas totaling 9,451 square kilometers. Gingin gas reserves are estimated by Empire Oil to be 470 bcf. Given the advantages of the location of the Gingin field, in close proximity to an industrial area and electric residential load center, the Company believes that the Gingin field possesses the potential for an integrated upstream gas/power generation project.

      Both electricity and gas are in the process of being opened up for competition in Australia. 95% of all gas to SW Australia is currently supplied from the NW shelf (Dampier to Bunbury pipeline--1500km). The Onshore Perth Basin is known to be gas prone but has been significantly underexplored and underdeveloped. Historically, gas has been a state controlled energy sector in Australia. The Gingin field proved gas in the early 1970s. The Company believes that new technologies now offer the potential for extracting significant gas reserves through more advanced recovery methods, and the Company, which currently beneficially owns a 36% interest in the Gingin Concession, which has been earned under a phased seismic and drilling work program with Empire Oil of Australia.

      Yolla Gas Discovery. The Yolla gas field was discovered in 1985 and is located offshore, approximately 120 kilometers from the coast of Tasmania and 200 kilometers from the coast of Victoria in Australia. In 1998, CEGas entered into an option agreement with Boral Energy Resources Limited and Premier Petroleum (Australia) Limited to earn interests in three permits in the Bass Basin located in the south east of Australia, including the Yolla gas discovery.


          Regulatory, Energy and Environmental Matters

United States

     The Company is subject to a number of environmental laws and other regulations affecting many aspects of its present and future operations, including the construction or permitting of new and existing facilities, the drilling and operation of new and existing wells and the disposal of various geothermal solids. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Company believes that its operating power facilities are currently in material compliance with all applicable federal, state and local laws and regulations. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company which could have an adverse impact on its operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including PURPA and its implementation by utility commissions in the various states.

      Each of the operating domestic power facilities partially owned through CE Generation meets the requirements promulgated under PURPA to be qualifying facilities. Qualifying facility status under PURPA provides two primary benefits. First, regulations under PURPA exempt qualifying facilities from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and the state laws concerning rates of electric utilities, and financial and organization regulations of electric utilities. Second, FERC's regulations promulgated under PURPA require that (1) electric utilities purchase electricity generated by qualifying facilities, the construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full Avoided Cost, (2) the electric utility sell back-up, interruptible, maintenance and supplemental power to the qualifying facility on a non-discriminatory basis, and (3) the electric utility interconnect with a qualifying facility in its service territory.

     Currently, Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from qualifying facilities at prices based on Avoided Costs. The Company does not know whether such legislation will be passed or what form it may take. The Company believes that if any such legislation is passed, it would apply to new projects only and thus, although potentially impacting the Company's ability to develop new domestic projects, it would not affect the Company's existing qualifying facilities. There can be no assurance, however, that any legislation passed would not adversely impact the Company's existing domestic projects.

      In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry and increase access to electric utilities' transmission and distribution systems for independent power producers and electricity consumers. On September 1, 1996, the California legislature adopted an industry restructuring bill that would provide for a phased-in competitive power generation industry with a power pool and independent system operator and also would permit direct access to generation for all power purchasers outside the power exchange under certain circumstances. Under the bill, consistent with the requirements of PURPA, existing qualifying facilities power sales agreements would be honored. The Company cannot predict the final form or timing of the proposed industry restructuring or the results of its operations.

      The Clean Air Act Amendments ("CAAA") were signed into law in November 1990. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican Energy's electric generating capability. Essentially all utility generating units are subject to the provisions of the CAAA which address continuous emissions monitoring, permit requirement and fees and emissions of certain substances. Under current regulations, MidAmerican Energy does not anticipate its construction costs for the installation of emissions monitoring system upgrades through 2000 to be material. MidAmerican Energy's generating units meet all Title IV CAAA requirements through 2007. Title IV of the CAAA, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

       State and federal environmental laws and regulations currently have, and future modifications may have, the effect of
(i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of certain of the Company's existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company's cost of waste disposal and (vi) possibly reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

      The structure of such federal and state energy regulations have in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such changes or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Company, which would result in increased compliance costs, could have a material adverse effect on the Company's results of operations.

United Kingdom

      Northern's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act obligates the UK Secretary of State or the Regulator to take into account the effect of electricity generation, transmission and supply activities upon the physical environment when approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires Northern to consider the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest, when it formulates proposals for development in connection with certain of its activities. Northern mitigates the effects its proposals have on natural and man-made features and administers an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities.

      The Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations and duties on companies which handle and dispose of waste. Some of Northern's distribution activities produce waste, but Northern believes that it is in compliance with the applicable standards in such regard.

      Possible adverse health effects of electromagnetic fields ("EMFs") from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. Current scientific research is inconclusive as to whether EMFs may cause adverse health effects. The only United Kingdom standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which non-reversible physiological effects may be observed. Northern fully complies with these standards. However, there is the possibility that passage of legislation and change of regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs.

      Northern believes that it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Northern with respect to any environmental matter.

      In March 1998 the United Kingdom Government published a consultation on utility regulation. This paper outlined a number of proposals for discussion. The stated objectives are "fairness and efficiency" which the Government regard as "the key to securing a long-term, stable and effective framework capable of serving consumers well and of taking these industries into the next millennium". Some of the proposals under consideration would require legislative changes.

                            Employees

      At December 31, 1998, the Company and its subsidiaries employed approximately 4,500 people. Neither the Falcon Projects nor the Imperial Valley Project partnerships hire or retain any employees. All employees necessary to operate the Falcon and
Imperial Valley Projects are provided by affiliates of the Company under certain administrative services and operation and maintenance agreements. International development activities in Indonesia and the Philippines are principally performed by employees of affiliates of the Company and operations will be performed by employees of the local project entities. The Company's Indonesian and Philippine affiliates currently maintain offices in Manila and Jakarta.

     Of Northern's employees, at December 31, 1998, approximately 75% are represented by labor unions. All Northern employees who are not party to a personal employment contract are subject to collective bargaining agreements that are covered by eight separate business agreements. These arrangements may be amended by joint agreement between the trade unions and the individual business through negotiation in the appropriate Joint Business Council. Northern believes that its relations with its employees are good.

       MidAmerican Energy and its affiliates (other than MidAmerican Realty Services) employed approximately 3,900 as of December 31, 1998 approximately one half of which are represented by labor unions. MidAmerican Realty Services and its affiliates employed more than 1,150 persons and retained an additional 4,500 sales agents as of December 31, 1998. MidAmerican Energy believes that its relations with its employees are good.

Item 2.   Properties

      Property. Northern owns the freehold of its principal executive offices in Newcastle upon Tyne, England. Northern has both network and non-network land and building. At December 31, 1998, Northern had freehold and leasehold interests in approximately 7,500 network properties, comprising principally sub-station sites. The recorded historical cost account net book value of total network land and buildings at December 31, 1998 was pounds sterling 23.9 million. Northern owns, directly or indirectly, the freehold or leasehold interests of such land and buildings. At December 31, 1998 Northern had freehold and leasehold interests in approximately 95 non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops. The recorded historical cost account net book value of total non-network land and buildings at December 31, 1998 was pounds sterling 25.6 million.

      MidAmerican Energy's utility properties consist of physical assets necessary and appropriate to rendering electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained. The electric transmission system of MidAmerican Energy at December 31, 1998, included 896 miles of 345-kV lines, 1,294 miles of 161-kV lines, 1,796 miles of 69-kV lines and 34.5-kV lines. The gas distribution facilities of MidAmerican Energy at December 31, 1998, included 19,428 miles of gas mains and services. Substantially all the former Iowa-Illinois Gas and Electric Company (predecessor to MidAmerican Energy) utility property and franchises, and substantially all of the former Midwest Power Systems Inc. (predecessor to MidAmerican Energy) electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

      The Company's most significant physical properties, other than those owned by Northern and MidAmerican Energy, are its current interest in operating power facilities, its plants under construction and related real property interests. The Company also maintains an inventory of approximately 200,000 acres of geothermal property leases. The Company leases its principal executive offices and its offices in Jakarta and Manila. Certain of the producing acreage owned by Magma is leased to Mammoth-

Pacific as owner and operator of the Mammoth Plants, and Magma, as lessor, receives royalties from the revenues earned by such power plants. The Company, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Project.

      Lessors and royalty holders are generally paid a monthly or annual rental payment during the term of the lease or mineral interest unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act and the regulations promulgated thereunder (the "Regulations"), and are for a primary term of 10 years, extendible for an additional five years if drilling is commenced within the primary term and is diligently pursued for two successive five-year periods upon certain conditions set forth in the Regulations. A secondary term of up to 40 years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.


Item 3.   Legal Proceedings

      The  Company  is not a party to any material pending  legal
proceedings.  However,  as  described  herein,  certain  of   the
Company's projects are parties to litigation or other disputes.

Item 4.   Submission of Matters to a Vote of Security Holders.


Not applicable.

                             PART II
   Item 5.   Market for Registrant's Common Equity and Related
                      Stockholder's Matters


      The Common Stock is listed on the New York Stock Exchange (the "NYSE"), the Pacific Stock Exchange and the London Stock Exchange under the symbol "MEC." The following table sets forth for the fiscal quarters indicated the high and low last reported sale prices of the Common Stock as reported on the NYSE Composite Tape.


                             PRICE  RANGE

                             HIGH     LOW


Fiscal Year Ending December
31, 1998

Fourth Quarter              34.6875 24.6875
Third Quarter               30.6875 22.9375
Second Quarter              33.8125 28.1875
First Quarter               31.3125 23.25


Fiscal Year Ending December
31, 1997

Fourth Quarter              39.625  28.00
Third Quarter                41.75  30.9375
Second Quarter              41.625  32.625
First Quarter               38.375  32.125

Fiscal Year Ending December
31, 1996

Fourth Quarter              33.625  28.125
Third Quarter               31.875  22.875
Second Quarter              28.375   24.00
First Quarter               26.875  18.375

      On March 29, 1999, the last reported sale price of the Common Stock on the NYSE Composite Tape was $27 15/16 per share. As of March 29, 1999, there were approximately 1,042 holders of record of the Common Stock. The Company's present policy is to reinvest earnings in the business and pay no dividends on its Common Stock.

      The Company's 9 1/2% senior notes due 2006 and the Company's 7.63% senior notes due 2007 restrict the payment of cash dividends based upon a formula and limit the amount of dividends and other distributions generally to no more than 50% of the
Company's   accumulated  adjusted  consolidated  net  income   as
defined, subsequent to April 1, 1994, plus the proceeds of any stock issuance.

      The Company's ability to pay dividends is dependent upon receipt of dividends or other distributions from the Company's subsidiaries and the partnerships and joint ventures in which the Company has interests. The availability of distributions from the Company's subsidiaries is subject to the satisfaction of various covenants and conditions contained in the venture's financing documents (such as those contained in the Salton Sea Funding or international project financing documents) and the Company anticipates that future project level financings will contain certain conditions and similar restrictions on the distribution of cash flow to the Company.

Item 6.   Selected Financial Data

      There is hereby incorporated by reference the information which appears under the caption "Selected Financial Data" in the Annual Report.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

      There is hereby incorporated by reference the information which appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item  7A.  Qualitative and Quantitative Disclosures About  Market
Risk

      There is hereby incorporated by reference the information which appears under the caption "Qualitative and Quantitative
Disclosures About Market Risk" in the Annual Report.

Item 8.   Financial Statements and Supplementary Data

      There is hereby incorporated by reference the information which appears in the Consolidated Financial Statements and notes thereto in the Annual Report.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure

     Not applicable.

                            PART III

                           MANAGEMENT


Item 10. Directors, Executive and Other Officers of the Company and Significant Subsidiaries

     There is hereby incorporated by reference the information which appears under the caption "Information Regarding Nominees for Election as Directors and Directors Continuing in Office at the Annual Meeting" in the Proxy Statement. The Company's management structure is organized functionally and the current executive and other officers of the Company and their positions are as follows:

Name                           Position                                Company

David L. Sokol      Chairman of the Board and Chief Executive Officer MEHC, MEC,
                                                                       Northern
Gregory E. Abel     President and Chief Operating  Officer             MEHC,
                                                                       Northern
Alan L. Wells       Senior Vice President and Chief  Financial Officer MEHC, MEC
Steven A. McArthur  Senior Vice President, Mergers and
                    Acquisitions and Secretary                         MEHC
John A. Rasmussen   Senior Vice President and General Counsel          MEHC, MEC
Patrick J. Goodman Senior Vice President and Chief Accounting Officer MEHC, MEC Robert S.Silberman Senior Vice President and Chief
                    Administrative Officer                             MEHC
Douglas L. Anderson Vice President and Assistant General Counsel       MEHC
Edward F. Bazemore  Vice President, Human Resources/IPP                MEHC
Robert Beck         Director, Year 2000 Worldwide Project              MEHC
Vincent R. Fesmire  Vice President, Construction and Engineering       MEHC
James A. Flores     Vice  President,  Project   Finance                MEHC
Adrian M. Foley III Vice President, Marketing                          MEHC
Ronald J. Giaier    Vice President, Investor Relations  and
                    Risk Management                                    MEHC
Brian K. Hankel     Vice President and Treasurer                       MEHC
Keith D. Hartje     Vice  President,  Human  Resources                 MEHC
Paul J. Leighton    Vice President Corporate Law, Assistant
                    General Counsel and Assistant Secretary            MEHC
Joseph M. Lillo     Director  Financial  Reporting and
                    Controller/IPP                                     MEHC
Frederick L. Manuel Senior Vice President, CalEnergy Generation        MEHC
Christoph F. Minor  Vice President, Information Technology             MEHC
Patti J. McAtee     Vice President, Corporate Communications           MEHC
James J. Sellner    Director of Taxation,   Corporate                  MEHC
K. Taylor Smith     General Manager, Indonesia and
                    Controller, Asian Operations                       MEHC
Jonathan M. Weisgall Vice President, Federal Regulation/IIPP           MEHC
Russell H. White    Assistant  Vice  President,  General Services      MEHC
Cathy S. Woollums   Vice President, Environmental                      MEHC
Ronald W. Stepien   President                                          MEC
Jack L. Alexander   Senior Vice President, Transmission & Energy
                    Delivery                                           MEC
David C. Caris      Vice President, State  Government  Affairs         MEC
Dwayne J. Coben     Vice  President,  Utility   Development            MEC
Steven  J.  Dust    Vice President, Economic  Development  and
                    Community Relations                                MEC
Brent  E.  Gale     Vice President, Legislation and  Regulation        MEC
James J. Howard     Vice  President,   Regulatory   Affairs            MEC
David J. Levy       Senior   Vice    President    Retail               MEC
J. Sue Rozema       Vice   President   Financial   Services            MEC
Larry M. Smith      Vice   President   and    Controller               MEC
Steven R. Weiss     Assistant General Counsel                          MEC
Beverly A. Wharton  Senior  Vice President,  State  Government
                    Affairs and Regulation                             MEC

P. Eric Connor      Director  and Managing Director, Utility Services  Northern
Malcolm Chandler    Director  and  Managing  Director, Supply          Northern
Ian S.R. Colquhoun  Managing Director, Northern Metering Services      Northern
Dave Crompton       Managing Director, Retail                          Northern
Alan Dickson        Manager, Tax                                       Northern
David A. Faulkner   Director, Personnel and Corporate  Affairs         Northern
Dr.John M. France   Director of Regulation                             Northern
G. Valerie Giles    Company Secretary                                  Northern
Dr.Philip S.Lawless Managing   Director,   Generation                  Northern
Ken Linge           Director of  Finance                               Northern
David Pearson       Managing  Director,  Marketing  and  Sales         Northern
Steve  Raine        Director,  Information  Systems  Technology        Northern
James D.Stallmeyer  Vice  President  and   General   Counsel           Northern
David  Swan         Managing  Director,  Distribution  Director        Northern
David A. Waters     Managing Director,  Northern  Utility Services     Northern
Peter Youngs        Managing Director, Gas Exploration and Development Northern

     Set forth below is certain information with respect to each of the foregoing officers:

      DAVID L. SOKOL, 42, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been CEO since April 19, 1993 and served as President of MEHC from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director since March 1991.
Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

      GREGORY E. ABEL, 36, President and Chief Operating Officer. Mr. Abel joined the Company in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price
Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

     ALAN L. WELLS, 39, Senior Vice President and Chief Financial Officer. Mr. Wells has been Senior Vice President and Chief Financial Officer of MidAmerican Energy since November 1, 1997, and was Vice President of MidAmerican Energy from November 1, 1996 to November 1, 1997. Mr. Wells held various executive and management positions with MidAmerican Energy from July 1, 1995 to November 1, 1996, and various executive and management positions with Iowa-Illinois Electric and Gas from 1993 to 1995. .

      STEVEN A. McARTHUR, 41, Senior Vice President, Mergers and Acquisitions and Secretary. Mr. McArthur joined the Company in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

      JOHN A. RASMUSSEN, JR., 53, Senior Vice President and General Counsel. Mr. Rasmussen has been Senior Vice President and General Counsel of MidAmerican Energy since November 1, 1996, and Group Vice President and General Counsel from July 1, 1995 to November 1, 1996. Prior to that he was Vice President and General Counsel of Midwest Power Systems, Inc., a predecessor company, from 1993 to 1995.

      PATRICK J. GOODMAN, 32, Senior Vice President and Chief Accounting Officer. Mr. Goodman joined the Company in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining the Company, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

      ROBERT S. SILBERMAN, 41, Senior Vice President and Chief Administrative Officer. Mr. Silberman joined the Company in 1995. Prior to that, Mr. Silberman served as Executive Assistant to the Chairman and Chief Executive Officer of International Paper Company, as Director of Project Finance and Implementation for the Ogden Corporation and as a Project Manager in Business Development for Allied-Signal, Inc. He has also served as the Assistant Secretary of the Army for the United States Department of Defense.

      DOUGLAS L. ANDERSON, 41, Vice President and Assistant General Counsel. Mr. Anderson joined the Company in February
1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Bloch, P.C. in Omaha. From 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, from 1985 to 1987, he was an attorney with Foster, Swift, Collins & Coey, P.C. in Lansing, Michigan.

     EDWARD F. BAZEMORE, 62, Vice President, Human Resources/IPP. Mr. Bazemore joined the Company in July 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that, Mr. Bazemore was Director of Human Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

     ROBERT BECK, 37, Director, Year 2000 Worldwide Project. Mr. Beck has been with the company since 1996. He was previously Director, Corporate Information Systems with the Company. Prior to joining the company, Mr. Beck was an executive with Inacom Corporation and has held senior management positions with AT&T and US West.

      VINCENT R. FESMIRE, 58, Vice President, Construction and Engineering. Mr. Fesmire joined the Company in October 1993. Since joining CalEnergy, Mr. Fesmire's responsibilities have shifted from project development and implementation to construction in parallel with the status of the Company's projects. Prior to joining the Company, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

      JAMES A. FLORES, 45, Vice President, Project Finance. Prior to joining CalEnergy in May 1994, Mr. Flores was employed for 12 years with Mellon Bank, first in its Latin American Group and subsequently in its Project Finance Group.

      ADRIAN M. FOLEY, III, 52, Vice President, Marketing. Mr. Foley joined the Company in January 1994 as Project Development Manager and continued in that capacity until January 1997 when he was promoted to Vice President, Marketing. Prior to joining CalEnergy, Mr. Foley was Regional Manager, Business Development with Ogden Projects, Inc. from 1989 to 1993 and Executive Vice President with Rescom Development Company from 1980 to 1989.

     RONALD J. GIAIER, 50, Vice President, Investor Relations and Risk Management. Mr. Giaier joined MidAmerican Energy in February, 1998. Mr. Giaier was previously Assistant Treasurer-Finance and Investor Relations of DTE Energy and Detroit Edison, its largest subsidiary, Detroit, Michigan. Previously, Mr.
Giaier, who had been with DTE Energy since 1970, had been Director of Finance and Investor Relations.

      BRIAN K. HANKEL, 36, Vice President and Treasurer. Mr. Hankel joined the Company in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed to Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

      KEITH D. HARTJE, 50, Vice President, Human Resources. Mr. Hartje has been with MidAmerican Energy Company and its predecessor companies since 1973. In that time, he has held a number of positions with the company, including General Counsel and Corporate Secretary, District Vice President for southwest Iowa operations, and Vice President, Corporate Communications.

      PAUL J. LEIGHTON, 45, Vice President, Corporate Law, Assistant General Counsel and Assistant Secretary. Mr. Leighton has served as Corporate Secretary for MidAmerican Energy and its predecessor companies since 1988 and as an attorney since 1978.

      JOSEPH M. LILLO, 29, Director, Financial Reporting and Controller/IPP. Mr. Lillo joined Company in November 1996, and served as Manager of Financial Reporting and was promoted to Controller/IPP in March 1998. Prior to joining the Company, Mr. Lillo was a senior associate with Coopers & Lybrand LLP.

      FREDERICK L. MANUEL, 40, Senior Vice President, CalEnergy Generation. Mr. Manuel joined the Company in 1991. Prior to that, he was employed by Chevron Corporation with responsibilities including land and offshore drilling, reservoir and production engineering, project management and technical research.

       PATTI J. MCATEE, 41, Vice President, Corporate Communications. Ms. McAtee joined the Company in 1995. Ms. McAtee was previously employed by Bergan Mercy Medical Center since 1984. Since 1990 she was Marketing and Public Relations Manager for the hospital.

      JAMES  J.  SELLNER,  52, Director, Taxation.   Mr.  Sellner
joined  CalEnergy in November, 1997.  Prior to joining CalEnergy,
Mr. Sellner was employed by Central and South West Corporation and Banc One/MCorp.

       K. TAYLOR SMITH, 42, General Manager, Indonesia and Controller, Asian Operations. Mr. Smith joined the Company in 1991. From 1986 to 1991 Mr. Smith was employed by Computer Technology Associates, Inc. with responsibilities including computer systems design and development, financial planning and management.

       JONATHAN M. WEISGALL, 50, Vice President, Federal Regulation/IPP. Mr. Weisgall joined the Company in May 1995. Prior to that, Mr. Weisgall was an attorney in private practice with extensive energy and regulatory experience and is currently Adjunct Professor of Energy Law at Georgetown University Law Center.

      RUSSELL  H.  WHITE,  52, Assistant Vice President,  General
Services.   Mr.  White was previously Manager, General  Services.
Mr.   White  joined  the  Company  in  1988  as  Manager,   Asset
Protection.

      CATHY  WOOLLUMS,  38, Vice President,  Environmental.   Ms.
Woollums  was  an  Attorney for Iowa-Illinois  Gas  and  Electric
Company   from  1991-1995.   From  1995-1998,  she  was  Manager,
Environmental Services with MidAmerican Energy Company.

     RONALD W. STEPIEN, 52, President, MidAmerican Energy Company since November 1, 1998, and Chief Operating Officer since March 1999, Executive Vice President from November 1, 1996 to October 31, 1998, and Group Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), a predecessor company, from 1990 to 1995.

     JACK L. ALEXANDER, 51, Senior Vice President, Transmission & Energy Delivery. Mr. Alexander has been Senior Vice President of MidAmerican Energy since November 1, 1998 and was a Vice President of MidAmerican Energy from November 1, 1996 to October 31, 1998, and held various executive and management positions with MidAmerican and Midwest Power Systems Inc., a predecessor company, for more than five years prior thereto.

      DAVE CARIS, 39, Vice President, State Government Affairs, MidAmerican Energy Company. Mr. Caris was Government Affairs Vice President for MidAmerican Energy from November 1, 1997 to March 19, 1999 and Manager of Government Affairs for Iowa-Illinois Gas & Electric Company, a predecessor company, from 1986-1995.

      DWAYNE J. COBEN, 40, Vice President, Utility Development, MidAmerican Energy Company. Mr. Coben has been with MidAmerican Energy since August, 1997. He was Director, Corporate Development from August 4 to March 1988 and Corporate Development Vice President from April, 1998 to March, 1999. Prior to joining MidAmerican Energy, Mr. Coben was Controller, Customer Services for BC Hydro from December, 1994 to August, 1997 and held various business development management positions with BC Hydro from 1990 to 1997.

     STEVEN J. DUST, 44, Vice President, Economic Development and Community Relations, MidAmerican Energy Company. Mr. Dust has been in his present position since February, 1999. Mr. Dust has over twenty year's experience in the economic development field and joined MidAmerican Energy as Manager of Economic Development in 1996. Prior to joining MidAmerican, Steve was a Principal of Septagon Industries, a Midwest firm with holdings in industrial construction, real estate development, manufacturing, and communications.

       BRENT E. GALE, 47, Vice President, Legislative and Regulatory. Mr. Gale has previously held positions with MidAmerican Energy as Vice President - Regulatory Law and Analysis and Vice President - Law & Regulation. Prior to 1995, Mr. Gale was Vice President - General Counsel of Iowa-Illinois Gas and Electric Company, a predecessor of MidAmerican Energy.

      JAMES  J.  HOWARD,  56 Vice President, Regulatory  Affairs,
MidAmerican Energy Company.  Mr. Howard has been Vice  President,
Regulatory  Affairs since April, 1998.  Previously  he  had  been
Vice President, Administrative Services since 1989.

       DAVID   J.  LEVY,  44,  Senior  Vice  President,   Retail,
MidAmerican Energy Company. Mr. Levy has held this position since November 1, 1996, and Vice President from 1995 to November 1, 1996 and was a Vice President of Iowa-Illinois from 1993 to 1995.

      J. SUE ROZEMA, 46, Vice President, Financial Services, MidAmerican Energy Company. Ms. Rozema has been Vice President, Financial Services of MidAmerican Energy since March, 1998, Vice President and Treasurer from July, 1996 to March, 1998, and Vice President, Investor Relations from July, 1995 to July, 1996. Prior to that she was Vice President and Treasurer of Midwest Resources, a predecessor company.

       LARRY   M.  SMITH,  43,  Vice  President  and  Controller,
MidAmerican  Energy  Company.  Mr. Smith has held  this  position
since  November  1996.   Prior  to  that  he  was  Controller  of
MidAmerican Energy or one of it predecessors since 1990.

      STEVEN R. WEISS, 44, Assistant General Counsel. Mr. Weiss has been with MidAmerican Energy and its predecessor companies since 1987 providing support to both the regulated and competitive sides of the business. He was appointed to his current position in March 1999. Prior to joining MidAmerican Energy he served as a Hearing Examiner for the Illinois Commerce Commission from 1982 until 1987.

      BEVERLY A. WHARTON, 45, Senior Vice President, State Government Affairs and Regulation, MidAmerican Energy Company. Ms. Wharton has held this position since November 1996, and President, Gas Division from 1995 to October 31, 1996 and was Group Vice President of Midwest from 1992 to 1995. Director of The Security National Bank of Sioux City.

      IAN S. R. COLQUHOUN, 49, Managing Director, Northern Metering Services. Mr. Colquhoun has spent more than 20 years in Northern Electric with 14 years in management including two years as a Personnel and Training Manager prior to his current appointment. Mr. Colquhoun was appointed to his present post in November 1998.

      ERIC  CONNOR, 50, Director, Northern Electric and  Managing
Director, Utility Services. Mr. Connor joined Northern in 1992 as a Director. Prior to joining Northern, he was a Director at NEI

Reyrolle Ltd. and prior to that, his appointments included: deputy group head of engineering, National Nuclear Corporation; manager computer systems, NEI Electronics (C&I Systems); systems engineer, Davy-Leowy; software engineer, Marconi Space & Defence.

      DAVE CROMPTON, 45, Managing Director, Northern Electric Retail. Mr. Crompton joined Northern Electric Retail in April 1990 where he served as Sales Director, and earlier this year also took over the Marketing function. He became Managing Director in June 1997. During his time with Northern Electric he has gained a Master in Business Administration at Durham
University. Mr. Crompton has 26 years experience in electrical retailing of which 19 years were with Dixons/Currys where he held the posts of Regional Sales Manager and Divisional Marketing Manager.

      MALCOLM CHANDLER, 56, Director, Northern Electric and Managing Director, Supply. Mr. Chandler joined Northern in 1970 from Manweb as Tariffs Engineer. His management positions have included Tariffs & Supplies Manager, Regional Manager and Director of Tariffs & Contracts.

     ALAN  DICKSON,  50,  Tax  Manager,  Northern  Electric.  Mr.
Dickson  joined Northern in September 1989.  Prior  to  that  Mr.
Dickson served in various posts with the Inland Revenue and as District Inspector, Hexham.

      DAVID A. FAULKNER, 51, Director, Personnel and Corporate Affairs, Northern Electric. Mr. Faulkner's management positions with the Company have included Industrial Relations Manager, Privatization Manager and Director of Corporate Affairs, to which he added responsibility for Personnel and Training in 1994.

      DR.  JOHN  M. FRANCE, 41, Director of Regulation,  Northern
Electric. Mr. France joined Northern in 1989. From 1982 to  1989,
Mr.  France  held a number of regulatory positions  with  British
Gas.

      G. VALERIE GILES, 47, Company Secretary, Northern Electric.
Ms. Giles joined Northern Electric in 1989. From 1987 to 1989 she was Assistant Company Secretary at Amersham International plc and worked in their legal department from 1974 to 1987.

      DR. PHILIP S. LAWLESS, 37, Managing Director, Generation, Northern Electric. Mr. Lawless joined Northern in 1989 as
Contract Development Officer (Power Purchase). His previous positions in Northern include Project Manager-Teesside Power Limited and Generation Projects Manager. Prior to joining
Northern, he worked at NEI Parsons Ltd, where he held various positions, and North Kalgurlie Mines Ltd, Australia, as an Assistant Plant Metallurgist.

      KEN LINGE, 49, Director of Finance, Northern Electric. Mr. Linge joined Northern as an accountancy trainee in 1968. He has held a variety of finance posts. In charge of Financial Planning since 1987, he has been involved in privatization, regulatory reviews and financial and treasury functions.

      DAVID PEARSON, 44, Managing Director, Marketing and Sales, Northern Electric. Mr. Pearson joined Northern in 1992 as
Managing Director, Retail. Prior to that his directorships included Midlands Electricity, Sodexho, Thorn EMI, and Moulinex UK. He also held management positions at General Foods and Gilette.

      STEVE RAINE, 52, Director, Information Systems Technology, Northern Electric. Mr. Raine's appointments have included: Head of Computer Services for North Yorkshire County Council; Director of IT at Northern; General Manager and Executive Director of Northern Information Systems (NIS). He currently represents the UK electricity industry in UNIPEDE (the European electricity utility forum) on IT matters and is a member of the UK Electricity Pool Programme Board responsible for delivery of the new trading systems for the opening up of the electricity market.

     JAMES D. STALLMEYER, 41, Vice President and General Counsel,
Northern  Electric.  Mr. Stallmeyer joined the Company  in  1993.

Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

      DAVID SWAN, 54, Director, Northern Electric and Managing Director, Distribution. Mr. Swan joined Northern in 1966 and has held posts in varying disciplines including distribution, engineering design, operations, customers engineering, customer relationships, engineering contracting, logistics, computer systems development and project management.

     DAVID A. WATERS, 56, Managing Director, Northern Utility Services. Mr. Waters joined Northern in September 1960 as a Student Apprentice. In 1982 he became a Resources Engineer and received appointments as Cleveland (Teesside) Technical Distribution System Planning Manager, Business Development Manager, later promoted to Business Services Manager and General Manager, NUSL. The following March 1998 he was appointed as Managing Director.

      PETER YOUNGS, 44, Managing Director, Gas Exploration and Development. Mr. Youngs joined Neste Oy in 1974 as a Geoscientist and held the following positions within the company:
International Exploration Manager, General Manager (Europe-Africa Region), Vice President and Managing Director UKEXPRO. From 1994 to present, he has been the General Manager of CalEnergy Gas (UK) Limited.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

          (a)  Financial Statements and Schedules

          1.   Financial Statements

                Filed herewith and incorporated by reference are the consolidated balance sheets of the Company and subsidiaries as of December 31, 1998 and 1997, and the consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1998, 1997 and 1996, and the related report of independent auditors.

          2.   Financial Statement Schedules

                 Independent  Auditor's  Report  on  Schedule  I,
Financial Statements of the Company (Parent Company only)

     (b)  Reports on Form 8-K

          The Company filed a joint Current Report on Form 8-K dated October 13, 1998 with MidAmerican Energy Holdings Company reporting the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 expired and federal antitrust clearance had been obtained for the proposed merger.

           The Company filed a joint Current Report on Form 8-K dated October 30, 1998 with MidAmerican Energy Holdings Company reporting that in separate meetings held on October 30, 1998 shareholders approved the proposed merger of the companies.

           The  Company filed a Current Report on Form 8-K  dated
November 10, 1998 reporting the pricing of its offering  of  $100 million aggregate principal amount of its 7.52% Senior Notes  due
2008.

           The  Company filed a Current Report on Form 8-K  dated
November 13, 1998 reporting the closing of its offering  of  $100 million aggregate principal amount of its 7.52% Series Notes  due
2008.

           The  Company filed a Current Report on Form 8-K  dated
November 30, 1998 reporting the amendment to its existing  Rights
Agreement dated as of December 1, 1988

           The  Company filed a Current Report on Form 8-K  dated
December  15, 1998 reporting the redemption on January  15,  1999 all of its outstanding 10 1/4% Senior Discount Notes due 2004.

           The Company filed a joint Current Report on Form 8-K dated December 16, 1998 with MidAmerican Energy Holdings Company reporting FERC issuing an order approving the planned merger and an order requiring 50% divestiture of CE's various QF's.

     (c)  Exhibits

           The exhibits listed on the accompanying Exhibit Index (except in the case of Exhibit 13.0, in which case only the portion of the Annual Report which constitutes the Company's Consolidated Financial Statements and notes thereto) are filed as part of this Annual Report.

           For the purposes of complying with the amendments to the rules governing Form S-8 effective July 13, 1990 under the

Securities  Act  of  1933,  the  undersigned  Registrant   hereby
undertakes as follows, which undertaking shall be incorporated by reference into the Company's currently effective Registration
Statements on Form S-8:

           Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person or the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

     (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

     Not applicable.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 30th day of March, 1999.

                         MIDAMERICAN ENERGY HOLDINGS COMPANY


                               /s/ David L. Sokol*
                              By   David L. Sokol
                                   Chairman  of  the  Board  and Chief
                                   Executive Officer

                                   *By:  /s/  Steven A. McArthur
                                        Steven A. McArthur
                                        Attorney-in-Fact

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                         Date

/s/   David L. Sokol*                                   March 30,1999
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/   Gregory E. Abel*                                  March 30,1999
Gregory E. Abel
President and Chief Operating Officer


/s/  Alan L. Wells*                                     March 30, 1999
Alan L. Wells
Senior Vice President and
Chief Financial Officer


/s/   Patrick J. Goodman*                               March 30,1999
Patrick J. Goodman
Senior Vice President and
Chief Accounting Officer


/s/ Edgar D. Aronson*                                   March 30, 1999
Edgar D. Aronson
Director

*By:/s/  Steven A. McArthur                             March 30,1999
     Steven A. McArthur
     Attorney-in-Fact

/s/      Judith E. Ayres*                               March 30,1999
Judith E. Ayres
Director

_______________________                                 March 30, 1999
Terry E. Branstad
Director

_______________________                                 March 30, 1999
Stanley J. Bright
Director

_______________________                                 March 30, 1999
Jack W. Eugster
Director

/s/     Richard R. Jaros*                               March 30, 1999
Richard R. Jaros
Director

/s/     David R. Morris*                                March 30,1999
David Morris
Director

_______________________                                 March 30, 1999
Robert L. Peterson
Director

/s/      John R. Shiner*                                March 30,1999
John R. Shiner
Director

/s/      Bernard W. Reznicek*                           March 30,1999
Bernard W. Reznicek
Director

/s/     Walter Scott, Jr.*                              March 30, 1999
Walter Scott, Jr.
Director


/s/      David E. Wit*                                  March 30,1999
David E. Wit
Director


*By:/s/  Steven A. McArthur                            March  30,1999
     Steven A. McArthur
     Attorney-in-Fact

                          EXHIBIT INDEX

3.1  Amended  and  Restated  Articles  of  Incorporation  of  the
     Company (incorporated by reference to Annex VI to the Company's Joint Proxy Statement, dated September 25, 1998).

3.2 * Articles of Merger of Maverick Reincorporation Sub, Inc. and CalEnergy Company, Inc. effective as of March 12, 1999.

3.3 * Articles of Amendment to the Amended and Restated Articles of Incorporation of Maverick Reincorporation Sub, Inc., effective as of March 12, 1999 (name change to MidAmerican
     Energy Holdings Company).

3.4 * Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company dated as of March 12, 1999
     (preferred stock rights).

3.5 The Company's Amended and Restated By-Laws (incorporated by reference to Exhibit 4.3 of the Company's Form S-8, dated
     March 19, 1999, Registration No. 333-74691).

4.1  Specimen   copy   of   form  of  Common  Stock   Certificate
     (incorporated  by reference to Exhibit 4.1 to the  Company's
     Form S-8, dated March 19, 1999, Registration No. 333-74691).

4.2 Shareholders Rights Agreement between the Company and Manufacturers Hanover Trust Company of California dated March 12, 1999 (incorporated by reference to Exhibit 1 to the Company's Form 8-A, dated as of March 12, 1999, File No. 1-14881).

4.3 Indenture for the 6 1/4% Convertible Junior Subordinated Debentures, dated as of April 1, 1996, among CalEnergy Company, Inc., as Issuer, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Amendment 1 to the Company's Registration Statement on Form S-3, Registration No. 333-08315).

4.4 Indenture, dated as of September 20, 1996, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to $225,000,000 principal amount of 9 1/2% Senior Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 333-15591).

4.5 Indenture for the 6 1/4% Convertible Junior Subordinated Debentures due 2012, dated as of February 26, 1997, between the Company, as issuer, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.129 to the Company's 1996 Form 10-K).

4.6 Registration Rights Agreement, dated August 12, 1997, by and among CalEnergy Capital Trust III, CalEnergy Company, Inc., Credit Suisse First Boston Corporation and Lehman Brothers, Inc. (incorporated by reference Exhibit 10.1 to the Company's Registration Statement and on Form S-3, No. 333-45615).

4.7  Indenture,  dated as of October 15, 1997, among the  Company
     and   IBJ   Schroder  Bank  &  Trust  Company,  as   Trustee
     (incorporated  by reference to Exhibit 4.1 to the  Company's
     Current Report on Form 8-K dated October 23, 1997).

4.8 Form of First Supplemental Indenture, dated as of October 28, 1997, among the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit
     4.2  to  the  Company's Current Report  on  Form  8-K  dated
     October 23, 1997).

4.9  Form of Second Supplemental Indenture, dated as of September
     22, 1998 between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 17, 1998.)

4.10 Form  of  Third Supplemental Indenture, dated as of November
     13,  1998, between the Company and IBJ Schroder Bank & Trust
     Company, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated November 10, 1998).

10.1 1996 Employee Stock Option Plan, as amended (incorporated by
     reference   to  Exhibit  A  to  the  Company's  1996   Proxy
     Statement, 1997 Proxy Statement and 1998 Proxy Statement).

10.2 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit A to the Company's 1994 Proxy
     Statement).

10.3 Amended  and  Restated  Employment  Agreement  between   the
     Company and David L. Sokol dated as of August 21, 1995 (incorporated by reference to Exhibit 10.82 to the Company's 1995 Form 10-K); Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and David L. Sokol, dated August 28, 1996 (incorporated by reference to Exhibit 10.43 to the Company's 1996 Form 10-K), and Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and David L. Sokol dated April 16, 1997 (incorporated by reference to
     Exhibit 10.32 to the Company's 1997 Form 10-K).

10.4 * Restricted Stock Exchange Agreement between the Company and David L. Sokol dated as of November 29, 1995 (incorporated by reference to Exhibit 10.43 to the Company's 1995 Form 10-K), Amendment No. 1 to the Restricted Stock Exchange Agreement between the Company and David L. Sokol dated August 28, 1996 and Amendment No. 2 dated April 16, 1997.

10.5 Employment  Agreement  between the Company  and  Gregory  E.
     Abel,  dated  August 6, 1996 (incorporated by  reference  to
     Exhibit 10.44 to the Company's 1996 Form 10-K).

10.6 Amendment  No.  1  to the Employment Agreement  between  the
     Company   and   Gregory  E.  Abel  dated  April   16,   1997
     (incorporated by reference to Exhibit 10.34 to the Company's
     1997 Form 10-K).

10.7 Employment  Agreement  between the  Company  and  Steven  A.
     McArthur, dated August 6, 1996 (incorporated by reference to
     Exhibit 10.46 to the Company's 1996 Form 10-K).

10.8 Amendment  No.  1  to the Employment Agreement  between  the
     Company  and  Steven  A.  McArthur  dated  April  16,   1997
     (incorporated by reference to Exhibit 10.38 to the Company's
     1997 Form 10-K).

10.9 125 MW Power Plant - Upper Mahiao Agreement (the "Upper Mahiao ECA") dated September 6, 1993 between PNOC-Energy Development Corporation ("PNOC-EDC") and Ormat, Inc. as amended by the First Amendment to 125 MW Power Plant Upper Mahiao Agreement dated as of January 28, 1994, the Letter Agreement dated February 10, 1994, the Letter Agreement dated February 18, 1994 and the Fourth Amendment to 125 MW
     Power Plant - Upper Mahiao Agreement dated as of March 7, 1994 (incorporated by reference to Exhibit 10.95 to the Company's 1994 Form 10-K).

10.10      Credit  Agreement dated April 8, 1994  among  CE  Cebu
     Geothermal  Power Company, Inc., the Banks  thereto,  Credit
     Suisse as Agent (incorporated by reference to Exhibit  10.96 to the Company's 1994 Form 10-K).

10.11      Credit Agreement dated as of April 8, 1994 between  CE
     Cebu Geothermal Power Company, Inc., Export-Import Bank of the United States (incorporated by reference to Exhibit
     10.97 to the Company's 1994 Form 10-K).

10.12 Pledge Agreement among CE Philippines Ltd, Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. dated as of April 8, 1994 (incorporated by reference to Exhibit 10.98 to the Company's 1994 Form 10-K).

10.13 Overseas Private Investment Corporation Contract of Insurance dated April 8, 1994 between the Overseas Private Investment Corporation ("OPIC") and the Company through its subsidiaries CE International Ltd., CE Philippines Ltd., and Ormat-Cebu Ltd. (incorporated by reference to Exhibit 10.99 to the Company's 1994 Form 10-K).

10.14 180 MW Power Plant - Mahanagdong Agreement ("Mahanagdong ECA") dated September 18, 1993 between PNOC-EDC and CE Philippines Ltd. and the Company, as amended by the First Amendment to Mahanagdong ECA dated June 22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong ECA dated March 3, 1995 (incorporated by reference to Exhibit 10.100 to the Company's 1994 Form 10-
     K).

10.15 Credit Agreement dated as of June 30, 1994 among CE Luzon Geothermal Power Company, Inc., American Pacific Finance Company, the Lenders party thereto, and Bank of America National Trust and Savings Association as Administrative Agent (incorporated by reference to Exhibit
     10.101 to the Company's 1994 Form 10-K).

10.16      Credit Agreement dated as of June 30, 1994 between  CE
     Luzon Geothermal Power Company, Inc. and Export-Import Bank of the United States (incorporated by reference to Exhibit
     10.102 to the Company's 1994 Form 10-K).

10.17      Finance Agreement dated as of June 30, 1994 between CE
     Luzon  Geothermal  Power Company, Inc. and Overseas  Private
     Investment Corporation (incorporated by reference to Exhibit
     10.103 to the Company's 1994 Form 10-K).

10.18 Pledge Agreement dated as of June 30, 1994 among CE Mahanagdong Ltd., Kiewit Energy International (Bermuda) Ltd., Bank of America National Trust and Savings Association as Collateral Agent and CE Luzon Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.104 to the Company's 1994 Form 10-K).

10.19 Overseas Private Investment Corporation Contract of Insurance dated July 29, 1994 between OPIC and the Company, CE International Ltd., CE Mahanagdong Ltd. and American Pacific Finance Company and Amendment No. 1 dated August 3, 1994 (incorporated by reference to Exhibit 10.105 to the Company's 1994 Form 10-K).

10.20 231 MW Power Plant - Malitbog Agreement ("Malitbog ECA") dated September 10, 1993 between PNOC-EDC and Magma Power Company and the First and Second Amendments thereto dated December 8, 1993 and March 10, 1994, respectively (incorporated by reference to Exhibit 10.106 to the Company's 1994 Form 10-K).

10.21      Credit  Agreement dated as of November 10, 1994  among
     Visayas Power Capital Corporation, the Banks parties thereto and Credit Suisse Bank Agent (incorporated by reference to
     Exhibit 10.107 to the Company's 1994 Form 10-K).

10.22     Finance Agreement dated as of November 10, 1994 between
     Visayas   Geothermal  Power  Company  and  Overseas  Private
     Investment Corporation (incorporated by reference to Exhibit
     10.108 to the Company's 1994 Form 10-K).

10.23 Pledge and Security Agreement dated as of November 10, 1994 among Broad Street Contract Services, Inc., Magma Power Company, Magma Netherlands B.V. and Credit Suisse as Bank Agent (incorporated by reference to Exhibit 10.109 to the Company's 1994 Form 10-K).

10.24      Overseas  Private Investment Corporation  Contract  of
     Insurance  dated December 21, 1994 between  OPIC  and  Magma
     Netherlands,  B.V.  (incorporated by  reference  to  Exhibit
     10.110 to the Company's 1994 Form 10-K).

10.25 Agreement as to Certain Common Representations, Warranties, Covenants and Other Terms, dated November 10, 1994 between Visayas Geothermal Power Company, Visayas Power Capital Corporation, Credit Suisse, as Bank Agent, OPIC and the Banks named therein (incorporated by reference to Exhibit 10.111 to the Company's 1994 Form 10-K).

10.26 Trust Indenture dated as of November 27, 1995 between the CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1 to CE Casecnan's Registration Statement on Form S-4 dated January 25, 1996 ("Casecnan S-4")).

10.27 Amended and Restated Casecnan Project Agreement between the National Irrigation Administration and CE Casecnan Water and Energy Company Inc. dated June 26, 1995 (incorporated by reference to Exhibit 10.1 to the Casecnan Form S-4).

10.28     Term Loan and Revolving Facility Agreement, dated as of
     October 28, 1996, among CE Electric UK Holdings, CE Electric
     UK plc and Credit Suisse (incorporated by reference to Exhibit 10.130 to the Company's 1996 Form 10-K).

10.29 Public Electricity Supply License (incorporated by reference to Exhibit 10.131 to the Company's 1996 Form 10-K)

10.30      Second Tier Supply Licenses to Supply Electricity  for
     England  & Wales and Scotland (incorporated by reference  to
     Exhibit 10.132 to the Company's 1996 Form 10-K).

10.31 Pooling and Settlement Agreement for the Electricity Industry in England and Wales dated 30th March, 1990 (as amended at 17th October, 1996), among The Generators (named therein), the Suppliers (named therein), Energy Settlements and Information Services Limited (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool Funds Administrator), Scottish Power plc, Electricite deFrance, Service National and Others (incorporated by reference to Exhibit 10.133 to the Company's 1996 Form 10-
     K).

10.32      Master  Connection and User System Agreement with  The
     National Grid Company plc (incorporated by reference to Exhibit 10.134 to the Company's 1996 Form 10-K).

10.33       Gas   Suppliers  License  dated  February  21,   1996
     (incorporated  by  reference  to  Exhibit  10.135   to   the
     Company's 1996 Form 10-K).

10.34 Acquisition Agreement by and between CalEnergy Company, Inc. and Kiewit Diversified Group Inc. dated as of September 10, 1997 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 11,
     1997).

10.35 Agreement and Plan of Merger dated as of August 11, 1998 by and among CalEnergy Company, Inc., Maverick Reincorporation Sub, Inc., MidAmerican Energy Holdings Company and MAVH Inc.
     (incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 1998).

10.36 *   Indenture and First Supplemental Indenture, dated March 11,
     1999, between MidAmerican Funding LLC and IBJ Whitehall Bank & Trust Company and the First Supplement thereto relating to the $700 million Senior Notes and Bonds.

10.37 *   Settlement Agreement by and between MidAmerican Energy
     Company, the Iowa Utilities Board, the Iowa Office of Consumer Advocate, and others.

10.38 General Mortgage Indenture and Deed of Trust dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-1 to Midwest Resources Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.39 First Supplemental Indenture dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)- 2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.40 Second Supplemental Indenture dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)- 3 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.41 Third Supplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.42 Fourth Supplemental Indenture dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.43 Fifth Supplemental Indenture dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.44 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947. (Filed by Iowa-Illinois Gas and Electric
     Company  ("Iowa-Illinois") as Exhibit 7B to Commission  File
     No. 2-6922.)

10.45      Sixth Supplemental Indenture dated as of July 1, 1967.
     (Filed  by Iowa-Illinois as Exhibit 2.08 to Commission  File
     No. 2-28806.)

10.46      Twentieth Supplemental Indenture dated as  of  May  1,
     1982.   (Filed as Exhibit 4.B.23 to Iowa-Illinois' Quarterly
     Report  on  Form  10-Q for the period ended June  30,  1982,
     Commission File No.
     1-3573.)

10.47      Resignation  and  Appointment of successor  Individual
     Trustee.   (Filed  by  Iowa-Illinois as  Exhibit  4.B.30  to
     Commission File No. 33-39211.)

10.48      Twenty-Eighth Supplemental Indenture dated as  of  May
     15,  1992.   (Filed  as  Exhibit  4.31.B  to  Iowa-Illinois'
     Current  Report  on Form 8-K dated May 21, 1992,  Commission
     File No. 1-3573.)

10.49      Twenty-Ninth Supplemental Indenture dated as of  March
     15,  1993.   (Filed  as  Exhibit  4.32.A  to  Iowa-Illinois'
     Current  Report on Form 8-K dated March 24, 1993, Commission
     File No. 1-3573.)

10.50     Thirtieth Supplemental Indenture dated as of October 1,
     1993.   (Filed  as Exhibit 4.34.A to Iowa-Illinois'  Current
     Report  on  Form 8-K dated October 7, 1993, Commission  File
     No. 1-3573.)

10.51 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican Energy Company's ("MidAmerican Energy") Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.52 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit
     4.16 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.53      Power  Sales  Contract between  Iowa  Power  Inc.  and
     Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration
     Statement, Registration No. 2-27681).

10.54     Amendments Nos. 1 and 2 to Power Sales Contract between
     Iowa Power Inc. and Nebraska Public Power District.  (Filed as
     Exhibit 4-C-2a to IPR's Registration Statement, Registration No.
     2-35624.)

10.55      Amendment  No. 3 dated August 31, 1970, to  the  Power
     Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-b to IPR's Registration Statement, Registration No. 2-42191.)

10.56      Amendment  No. 4 dated March 28, 1974,  to  the  Power
     Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-c to IPR's Registration Statement, Registration No. 2-51540.)

10.57 Amendment No. 5 dated September 2, 1997, to the Power Sales Contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (Filed as
     Exhibit 10.2 to MidAmerican Energy's Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.58 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996. (Filed as Exhibit 10.1 to MidAmerican Energy's Annual Reports on the combined Form 10-K for the year ended December 31, 1996, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.59 MidAmerican Energy Company Deferred Compensation Plan for Executives. (Filed as Exhibit 10.2 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.60     MidAmerican Energy Company Supplemental Retirement Plan
     for  Designated  Officers.  (Filed as      Exhibit  10.3  to
     MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.61      MidAmerican  Energy  Company Key  Employee  Short-Term
     Incentive Plan. (Filed as Exhibit 10.4 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.62      Deferred  Compensation Plan for Executives of  Midwest
     Resources Inc. and Subsidiaries.  (Filed as Exhibit 10.1  to
     Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.63      Deferred  Compensation Plan for Board of Directors  of
     Midwest Resources Inc. and Subsidiaries. (Filed as Exhibit 10.2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.64 Midwest Resources Inc. revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.65 Midwest Resources Inc. revised and amended Board of Directors Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.66 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement
     Plan). (Filed as Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.67      Revised  and  amended Executive Deferred  Compensation
     Plan for IPR and Subsidiaries, dated July 24, 1985.  (Filed as
     Exhibit 10.22 to IPR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.68 Revised and amended Deferred Compensation Plan for Board of Directors of IPR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IPR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.69      Revised  and  amended Executive Deferred  Compensation
     Plan for IPR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.15 to IPR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.70 Revised and amended Deferred Compensation Plan for Board of Directors of IPR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.16 to IPR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.71 Amendments to Midwest Resources Executive Deferred Compensation Plans, dated October 30, 1992. (Filed as Exhibit 10(h) to Midwest Resource's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.72 Supplemental Retirement Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.73 Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.74 Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-
     3573.)

10.75       Amendment  No.  1  to  the  Midwest  Resources   Inc.
     Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.76 Deferred Compensation Plan of Midwest Energy Company and Subsidiary Corporations. (Filed as Exhibit 10.25 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.77      MidAmerican  Energy  Company 1995 Long-Term  Incentive
     Plan.  (Filed as Exhibit 10(a) to MidAmerican Energy Holding
     Company's (now known as MHC, Inc.) Registration Statement on Form S-4, File No. 333-01645.)

10.78 Amendment No. 5 dated September 2, 1997, to the Power Sales contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (Filed as
     Exhibit 10.2 to MidAmerican Energy's Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.79 Amendment No. 1 dated October 29, 1997, to the MidAmerican Energy Company 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.1 to MidAmerican Energy's Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

13.0 The Company's 1998 Annual Report (only the portions thereof specifically incorporated herein by reference are deemed filed herewith).

21.0  *  Subsidiaries of Registrant.

23.0 Consent of Independent Auditors.

24.0 Power of Attorney.

27.0 Financial Data Schedule.

*To be filed by amendment.

MidAmerican Energy Holdings Company                            Schedule I
Parent Company Only
Condensed Balance Sheets
as of December 31, 1998 and 1997
(dollars and shares in thousands, except per share amounts)


                                                             1998       1997

ASSETS
Cash and cash equivalents                            $  1,522,294 $  1,280,477
Investments  in  and advances to subsidiaries
 and joint  ventures                                    2,442,118    1,932,912
Equipment, net                                             17,554       19,016
Deferred charges and other assets                         155,332      105,223

 Total assets                                        $  4,137,298  $ 3,337,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities       $     98,940  $    46,964
Parent company debt                                     2,645,991    1,303,845
 Total liabilities                                      2,744,931    1,350,809

Deferred income                                            11,384       12,827
Company-obligated  mandatorily redeemable
  convertible  preferred securities of subsidiary trusts  553,930      553,930
Common stock and options subject to redemption                ---      654,736

Stockholders' equity:
  Preferred stock - authorized 2,000 shares, no par  value    ---          ---
 Common stock - par value $0.0675 per share,
   authorized 180,000 shares, issued 82,980 shares,
    outstanding  59,605 and 81,322 shares, respectively     5,602        5,602
 Additional paid in capital                             1,233,088    1,261,081
 Retained earnings                                        340,496      213,493
 Accumulated other comprehensive income                        45       (3,589)
   Common stock and options subject to redemption             ---     (654,736)
  Treasury  stock- 23,375 and 1,658 common shares
   at cost                                               (752,178)     (56,525)
 Total stockholders' equity                               827,053      765,326
 Total liabilities and stockholders' equity            $4,137,298   $3,337,628


The notes to the consolidated MidAmerican financial statements are an integral part of these financial statements.

MidAmerican Energy Holdings Company                 Schedule I
Parent Company Only                                (continued)
Condensed Statements Of Operations
for the three years ended December 31, 1998
(dollars in thousands)
                                                  1998      1997      1996

Revenue:

Equity in undistributed earnings of subsidiary
  companies and joint ventures                 $ 205,049 $  79,905 $  85,535
Cash dividends and distributions from subsidiary
 companies and joint ventures                    179,782   156,686   102,428
Interest and other income                         44,686    49,488    22,459

 Total revenues                                  429,517   286,079   210,422

Expenses:

General and administration                        30,527    36,616    15,170
Interest, net of capitalized interest            132,250    75,438    56,279

 Total expenses                                  162,777   112,054    71,449

Income before provision for income taxes         266,740   174,025   138,973
Provision for income taxes                        93,265    99,044    41,821

Income before minority interest                  173,475    74,981    97,152
Minority    interest                              35,963    23,158     4,691

Income before extraordinary item and
 cumulative  effect  of change
     in accounting principle                     137,512    51,823    92,461
Extraordinary item, net of tax                    (7,146) (135,850)      ---
Cumulative effect of change in accounting
  principle, net  of tax                          (3,363)      ---       ---
Net income (loss) available to
  common stockholders                          $ 127,003  $(84,027)  $92,461

Income per share before extraordinary item and cumulative
   effect of change in accounting principle    $    2.29  $    .77   $  1.69
Extraordinary item                            (      .12)    (2.02)      ---
Cumulative effect of change in accounting
  principle                                        ( .06)      ---       ---
Net income (loss) per share                    $    2.11  $  (1.25) $   1.69

Income per share before extraordinary item
  and cumulative effect of change in
  accounting principle   -  diluted            $    2.15  $    .75  $   1 .54
Extraordinary item - diluted                       ( .10)    (1.97)       ---
Cumulative effect of change in accounting principle
 -diluted                                          ( .04)      ---        ---
Net income (loss) per share - diluted          $    2.01   $  (1.22)$    1.54

Average number of shares outstanding              60,139     67,268    54,739
Diluted shares                                    74,100     68,686    65,072

The   notes   to  the  consolidated  MidAmerican   financial
statements   are   an  integral  part  of  these   financial
statements.

MidAmerican Energy Holdings Company                    Schedule I
Parent Company Only                                    (continued)
Condensed Statements Of Cash Flows
for the three years ended December 31, 1998
(dollars in thousands)
                                                 1998      1997      1996


Cash flows from operating activities        $(219,705)  $(200,057)  $(38,961)

Cash flows from investing activities:
Decrease (increase) in advances to and
 investments in subsidiaries and
 joint ventures                              (103,494)    174,584   (524,647)
Decrease (increase) in short-term investments     421        (229)    33,998
Other                                         (24,749)     18,330     (5,179)

Cash flows from investing activities         (127,822)    192,685   (495,828)

Cash flows from financing activities:
Proceeds from sale of common and treasury stock and
  exercise of stock options                     3,412     703,624     54,935
Proceeds from issuance of parent
  company debt                              1,502,243     350,000    324,150
Proceeds from convertible preferred securities
   of subsidiary trusts                           ---     450,000    103,930
Repayment of parent company debt             (167,285)   (100,000)       ---
Net proceeds from revolver                        ---     (95,000)    95,000
Purchase of treasury stock                   (724,791)    (55,505)   (12,008)
Deferred charges relating to debt financing   (24,235)    (33,719)    (8,811)

Cash flows from financing activities          589,344   1,219,400    557,196

Net increase in cash and cash equivalents     241,817   1,212,028     22,407

Cash and cash equivalents at beginning
  of period                                 1,280,477      68,449     46,042

Cash and cash equivalents at end of period $1,522,294  $1,280,477  $  68,449

Supplemental disclosures:
Interest  paid  (net  of  amount
  capitalized)                          $     104,350  $   38,176  $   1,705

Income taxes paid                       $      32,100  $   35,302  $  23,211


The   notes   to  the  consolidated  MidAmerican   financial
statements   are   an  integral  part  of  these   financial
statements.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Omaha, Nebraska


We  have  audited the consolidated financial  statements  of
MidAmerican Energy Holdings Company, the successor of CalEnergy Company, Inc. and subsidiaries' as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 28, 1999 (March 12, 1999 as to Note 3 and Note
21); such financial statements and reports are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of MidAmerican Energy Holdings Company and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche, LLP
Omaha, Nebraska
January 28, 1999 (March 12, 1999 as to Note 3 and Note 21)