Form 10-K/A
period 1998-12-31
MID AMERICAN ENERGY HOLDINGS CO /NEW/
filed 1999-04-14
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-K/A
                         Amendment No. 1

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1998
                   Commission File No. 0-25551

               MIDAMERICAN ENERGY HOLDINGS COMPANY
     (the successor in interest to CalEnergy Company, Inc.)
     (Exact name of registrant as specified in its charter)

Iowa                                              94-2213782
(State or other                                (I.R.S. Employer
jurisdiction or organization)                 Identification No.)
or organization)

666 Grand Avenue, Des Moines, IA                       50309
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (515) 242-4300

  Securities registered pursuant to Section 12(b) of the Act:

 Title  of  each  class                           Name  of exchange
Common Stock, $0.0675                              on which registered
par value ("Common Stock")                        New York Stock Exchange
                                                  Pacific Stock Exchange
                                                  London Stock Exchange

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

               Yes    X                      No______

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Based on the closing sales price of Common Stock on the New
York Stock Exchange on March 29, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Company was $1,644,091,283 .

     58,848,905 shares of Common Stock were outstanding on March 29, 1999.

     Documents incorporated by reference:  N/A

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of April, 1999.

                              CALENERGY COMPANY, INC.

                                        /s/ David L. Sokol*
                                   By   David L. Sokol
                                        President and Chief Executive Officer

                                   By:  /s/  Steven A. McArthur
                                             Steven A. McArthur
                                             Attorney-in-Fact

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                          Date

/s/   David L. Sokol*                               April  14, 1999
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director

/s/   Gregory E. Abel*                             April  14, 1999
Gregory E. Abel,
President and Chief Operating Officer

/s/   Patrick J. Goodman*                          April  14, 1999
Patrick J. Goodman
Senior Vice President,
Chief Financial Officer and
Chief Accounting Officer

/s/  Edgar D. Aronson*                             April  14, 1999
Edgar D. Aronson
Director

/s/   Judith E. Ayres*                             April  14, 1999
Judith E. Ayres
Director


*By:/s/ Steven A. McArthur                         April 14, 1999
Steven A. McArthur
Attorney-in-Fact

_______________                                    April 14, 1999
Terry E. Branstad
Director

_______________                                    April 14, 1999
Stanley J. Bright
Director

_______________                                    April 14, 1999
Jack W. Eugster
Director

/s/ Richard R. Jaros*                              April 14, 1999
Richard R. Jaros
Director

/s/ David R. Morris*                               April  14, 1999
David R. Morris
Director

________________                                   April 14, 1999
Robert L. Peterson
Director

/s/ John R. Shiner*                                April  14, 1999
John R. Shiner
Director

/s/ Bernard W. Reznicek*                           April  14, 1999
Bernard W. Reznicek
Director

/s/ Walter Scott, Jr.*                             April 14, 1999
Walter Scott, Jr.
Director

/s/ David E. Wit*                                  April  14, 1999
David E. Wit
Director


*By:/s/ Steven A. McArthur                        April 14, 1999
     Steven A. McArthur
     Attorney-in-Fact

     The undersigned registrant hereby amends and supplements
Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, by filing herewith an amended and restated Exhibit Index which shall read as follows and by filing herewith the following Exhibits noted by an asterisk (*):

                         EXHIBIT INDEX

3.1  Amended  and  Restated  Articles  of  Incorporation  of  the
     Company (incorporated by reference to Annex VI to the Company's Joint Proxy Statement, dated September 25, 1998).

*3.2 Articles of Merger of Maverick Reincorporation Sub, Inc. and
     CalEnergy Company, Inc. effective as of March 12, 1999.

*3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation of Maverick Reincorporation Sub, Inc., effective as of March 12, 1999 (name change to MidAmerican
     Energy Holdings Company).

*3.4 Articles  of Amendment to the Amended and Restated  Articles
     of  Incorporation of the Company dated as of March 12,  1999
     (preferred stock rights).

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

10.2 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit A to the Company's 1994 Proxy
     Statement).

10.3 Amended  and  Restated  Employment  Agreement  between   the
     Company and David L. Sokol dated as of August 21, 1995 (incorporated by reference to Exhibit 10.82 to the Company's 1995 Form 10-K); Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and David L. Sokol, dated August 28, 1996 (incorporated by reference to Exhibit 10.43 to the Company's 1996 Form 10-K), and Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and David L. Sokol dated April 16, 1997 (incorporated by reference to
     Exhibit 10.32 to the Company's 1997 Form 10-K).

*10.4     Restricted Stock Exchange Agreement between the Company
     and David L. Sokol dated as of November 29, 1995 (incorporated by reference to Exhibit 10.43 to the Company's 1995 Form 10-K), Amendment No. 1 to the Restricted Stock Exchange Agreement between the Company and David L. Sokol dated August 28, 1996 and Amendment No. 2 dated April 16, 1997.

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

*10.36    Indenture and First Supplemental Indenture, dated March 11,
     1999, between MidAmerican Funding LLC and IBJ Whitehall Bank & Trust Company and the First Supplement thereto relating to the $700 million Senior Notes and Bonds.

*10.37    Settlement Agreement by and between MidAmerican Energy
     Company, the Iowa Utilities Board, the Iowa Office of Consumer Advocate, and others.

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

*21.0     Subsidiaries of Registrant.

23.0 Consent of Independent Auditors.

24.0 Power of Attorney.

27.0 Financial Data Schedule.

*Exhibits filed with this Amendment.