Form 10-Q
period 1999-03-31
MID AMERICAN ENERGY HOLDINGS CO /NEW/
filed 1999-05-17
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         March 31, 1999

                   Commission File No. 0-25551

              MIDAMERICAN ENERGY HOLDINGS COMPANY
     (Exact name of registrant as specified in its charter)

                       Iowa                   94-2213782
          (State or other jurisdiction of  (I.R.S. Employer
           incorporation or organization)   Identification No.)

      666 Grand Avenue, Des Moines, IA              50309
      (Address of principal executive offices)    (Zip Code)

Registrant's  telephone number, including area code   (515)242-4300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X              No


Former  name, former address and former fiscal year,  if  changed
since last report.         N/A

58,848,905   shares  of  Common  Stock,  no  par   value,    were
outstanding as of March 31, 1999.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

                           Form 10-Q

                         March 31, 1999
                         _____________

                        C O N T E N T S

PART I:  FINANCIAL INFORMATION                            Page

Item 1.        Financial Statements

Independent Accountants' Report                               3

Consolidated Balance Sheets, March 31, 1999 and
  December 31, 1998                                           4

Consolidated Statements of Operations for the Three
 Months Ended March 31, 1999 and 1998                         5

Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 1999 and 1998                   6

Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       15

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                   35
Item 2.   Changes in Securities                               35
Item 3.   Defaults on Senior Securities                       35
Item 4.   Submission of Matters to a Vote of Security Holders 35
Item 5.   Other Information                                   35
Item 6.   Exhibits and Reports on Form 8-K                    35

Signatures                                                    37

Exhibit Index                                                 38

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of March 31, 1999, and the related consolidated statements of operations and of cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 1998,
and   the   related   consolidated  statements   of   operations,
stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 28, 1999 (March 12, 1999 as to Note 3 and Note 21), we expressed an unqualified
opinion on those consolidated financial statements.   In our opinion,
the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 28, 1999

               MIDAMERICAN ENERGY HOLDINGS COMPANY

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________

                                        March 31     December 31
                                          1999           1998
                                      (unaudited)
ASSETS
Cash and cash equivalents           $      118,422 $  1,606,148
Restricted cash and investments            455,343      637,571
Marketable securities                      409,436          ---
Accounts receivable                        476,460      528,116
Properties, plants, contracts and
  equipment, net                         5,791,659    4,236,039
Excess of cost over fair value of
  net assets acquired, net               2,663,052    1,538,176
Equity investments                         184,010      125,036
Regulatory assets                          292,274          ---
Deferred charges and other assets          750,172      432,438

 Total assets                       $   11,140,828 $  9,103,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                   $       453,700 $    305,757
Other accrued liabilities                1,598,859    1,009,091
Parent company debt                      2,080,701    2,645,991
Subsidiary and project debt              4,372,200    3,093,810
Deferred income taxes                      973,172      543,391

 Total liabilities                       9,478,632    7,598,040

Deferred income                             58,267       58,468
Company-obligated  mandatorily redeemable
  convertible preferred securities of
  subsidiary trusts                        553,930      553,930
Company-obligated  mandatorily redeemable
  preferred securities of
  subsidiary trusts                        101,598          ---
Preferred securities of subsidiary         147,787       66,033

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - authorized 2,000 shares,
  no par value                                 ---          ---
Common stock - no par value,
 authorized 180,000 shares, issued 82,980
  shares, outstanding 58,849 and 59,605
  at March 31, 1999 and December 31, 1998,
  respectively                                 ---        5,602
Additional paid in capital               1,238,214    1,233,088
Retained earnings                          348,767      340,496
Treasury stock - 24,131 and 23,375 common
 shares at March 31, 1999 and December 31,
 1998, respectively, at cost              (773,332)    (752,178)
Accumulated other comprehensive income     (13,035)          45
  Total stockholders' equity               800,614      827,053

  Total liabilities and stockholders'
    equity                            $ 11,140,828  $ 9,103,524


 The accompanying notes are an integral part of these financial statements.

              MIDAMERICAN ENERGY HOLDINGS COMPANY

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
               ____________(unaudited)___________

                                                  Three  Months  Ended
                                                         March 31,
                                                    1999        1998

Revenues:
Operating revenue                                $ 797,885  $  621,851
Interest and other income                           39,960      22,460
Gain on sale of qualified facilities                20,173         ---

Total revenues                                     858,018     644,311

Costs and expenses:
Cost of sales                                      447,198     312,645
Operating expense                                  142,018     102,647
General and administration                          11,852      12,044
Depreciation and amortization                       79,351      79,925
Interest expense                                   116,881      94,558
Less interest capitalized                          (16,041)    (13,418)

Total costs and expenses                           781,259     588,401

Income before provision for income taxes            76,759      55,910

Provision for income taxes                          26,065      18,531

Income before minority interest                     50,694      37,379

Minority interest                                   10,903      10,084

Income before extraordinary item                    39,791      27,295

Extraordinary item, net of tax                     (31,520)        ---

Net income available to common stockholders      $   8,271   $  27,295

Net income per share before extraordinary item   $     .67   $     .45

Extraordinary item                                    (.53)        ---

Net income per share - basic                     $     .14   $     .45

Basic common shares outstanding                     59,205      61,081

Net income per share before
 extraordinary item - diluted                    $     .62   $     .43

Extraordinary item                                    (.43)        ---

Net income per share - diluted                   $     .19   $     .43

Diluted shares outstanding                          73,244      69,343

 The accompanying notes are an integral part of these financial statements.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                              1999       1998
Cash flows from operating activities:
Net income                                                  $  8,271   $27,295
Adjustments to reconcile net cash flow from operating activities:
Gain on sale of qualified facilities                         (20,173)      ---
Extraordinary item, net of tax                                31,520       ---
Depreciation and amortization                                 67,953    69,314
Amortization of excess of cost over fair value of
net assets acquired                                           11,398    10,611
Amortization of deferred financing and other costs             6,032     4,638
Provision for deferred income taxes                          (78,545)   13,146
Income on equity investments                                  (5,882)     (482)
Income applicable to minority interest                         1,901     1,093
Changes in other items:
Accounts receivable                                           31,326     8,354
Accounts payable and accrued liabilities                      27,073     4,071
Deferred income                                                4,087     5,038

Net cash flows from operating activities                      52,477   143,078

Cash flows from investing activities:
Purchase of MidAmerican and Kiewit Interests,
net of cash acquired                                      (2,501,425) (502,916)
Proceeds from sales of qualified facilities,
  net of cash disposed                                       365,074       ---
Distributions from equity investments                          6,713     2,187
Philippine construction                                      (16,674)  (31,891)
Construction and  other development costs                    (14,392)  (67,075)
Capital expenditures relating to operations                    1,936   (98,927)
Decrease (increase) in restricted cash and investments        43,988   (19,317)
Decrease (increase) in other assets                            2,050   (24,227)

Net cash flows from investing activities                  (2,112,730) (742,164)

Cash flows from financing activities:
Proceeds from exercise of stock options                          564       423
Proceeds from securitization                                 161,430       ---
Repayment of parent company debt                            (605,822)      ---
Proceeds from subsidiary and project debt                  1,118,617    47,342
Repayments of subsidiary and project debt                    (77,045)   (3,202)
Deferred charges relating to debt financing                   10,057    (3,915)
Purchase of treasury stock                                   (22,194) (674,652)
Other                                                            ---     8,370

Net cash flows from financing activities                     585,607  (625,634)

Effect of exchange rate changes, net                         (13,080)   10,847

Net decrease in cash and cash equivalents                (1,487,726)(1,213,873)

Cash and cash equivalents at beginning of period          1,606,148  1,451,410

Cash  and cash equivalents at end of period             $   118,422 $  237,537

Supplemental disclosures:
Interest paid, net of amount capitalized                $   108,646 $   55,118

Income taxes paid                                       $     7,661 $   20,759

 The accompanying notes are an integral part of these financial statements.

              MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

1.   General:

In the opinion of management of MidAmerican Energy Holdings Company (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Other investments and corporate joint ventures, including CE Generation (defined herein) where the Company has the ability to exercise significant influence are accounted for under the equity method. Investments, where the Company's ability to influence is limited, are accounted for under the cost method of accounting.

Certain  amounts in the 1998 financial statements and  supporting footnote  disclosures have been reclassified to  conform  to  the
1999   presentation.  Such  reclassification   did   not   impact
previously reported net income or retained earnings.

Reference is made to the Company's most recently issued annual report that included information necessary or useful to the understanding of the Company's business and financial statement presentations.

2.   MidAmerican Merger:

On August 11, 1998, the Company entered into an Agreement and Plan of Merger ("MidAmerican Merger") with MHC, Inc., formerly MidAmerican Energy Holdings Company ("MHC"). The MidAmerican Merger closed on March 12, 1999 and the Company paid $27.15 in cash for each outstanding share of MHC common stock for a total of approximately $2.42 billion in a merger pursuant to which MHC became an indirect wholly owned subsidiary of the Company. Additionally, the Company reincorporated in the State of Iowa and was renamed MidAmerican Energy Holdings Company and upon closing became an exempt public utility holding company.

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals. In addition, regulatory approval required the disposition of partial interests in certain of the Company's independent power generating facilities prior to the consummation of the MidAmerican Merger in order to maintain the qualifying facilities status of such power generating facilities. See Note 3.

The MidAmerican Merger has been accounted for as a purchase business combination and as such the results of operations of the Company include the results of MHC beginning March 12, 1999. The
purchase  price  has  been  allocated  to  assets  acquired   and
liabilities assumed based on preliminary valuations and the Company is awaiting final valuations. The Company recorded goodwill of approximately $1.3 billion which is being amortized using the straight line method over a 40 year period.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

2.   MidAmerican Merger (continued):

On March 11, 1999, MidAmerican Funding, LLC, a wholly-owned subsidiary of the Company, issued $200 million of 5.85% Senior Secured Notes due 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. The proceeds from the offering were used to complete the MidAmerican Merger.

Unaudited pro forma combined revenue, income before extraordinary item, net income and basic earnings per share of the Company and MHC for the three months ended March 31, 1999 and 1998, as if the acquisition had occurred at the beginning of the year after giving effect to certain pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the issuance of senior secured bonds and the redemption of limited recourse notes, and the redemption of the senior discount notes, were $1.26 billion, $53.7 million, $22.1 million and $.37, respectively, compared to $961.9 million, $21.4 million, $21.4 million and $.35 for the same period last year.

3.   Qualified Facilities Dispositions:

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory approvals. Regulatory approval required the disposition of partial interests in certain of the Company's independent power generating facilities prior to the consummation of the MidAmerican Merger in order to maintain the qualifying facilities status of such power generating facilities. To accomplish this disposition, the following events occurred in the first quarter of 1999:

On  February  8,  1999, the Company created a new subsidiary,  CE
Generation LLC ("CE Generation") and subsequently transferred its interest in the Company's power generation assets in the Imperial
Valley and the Gas Plants to CE Generation.

On February 26, 1999, the Company closed the sale of all of its indirect ownership interests in the Coso Joint Ventures ("Coso") to Caithness Energy LLC. The price includes $205 million in cash and $5 million in contingent payments.

On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due
2018 and distributed the proceeds to the Company.

On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $247 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $677 million. Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

4.   Extraordinary Items:

The remaining outstanding Senior Discount Notes were redeemed on January 15, 1999 at a redemption price of 105.125% plus accrued interest. Due to the early extinguishment of the Senior Discount Notes, the Company recorded an extraordinary item of approximately $14 million, net of tax.

On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million principal which were paid on March 3, 1999, at a redemption price of 110.025% plus accrued interest. Due to the early retirement of the Limited Recourse Notes, the Company recorded an extraordinary item of approximately $17.5 million, net of tax.

5.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following (in thousands):

                                          March 31,   December 31,
                                            1999         1998
                                         (unaudited)
Operating assets:
Distribution system                     $3,919,533    $1,305,806
Power plants                               830,296     1,868,002
Wells and resource development             154,010       473,237
Power sales agreements                     107,837       193,868
Other assets                               302,880       313,029

Total operating assets                   5,314,556     4,153,942

Less accumulated depreciation
  and amortization                        (381,659)     (769,526)

Net operating assets                     4,932,897     3,384,416

Mineral and gas reserves and exploration
  assets, net                              379,334       375,208
Construction in progress:
  Casecnan                                 260,622       243,948
  Indonesia                                187,220       190,175
  Zinc recovery project, Salton Sea V
    and other                               31,586        42,292

Total                                  $ 5,791,659   $ 4,236,039

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

6.   Commitments and Contingencies:

Indonesia

On December 2, 1994, subsidiaries of the Company, Himpurna California Energy Ltd. ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of geothermal steam fields and geothermal power facilities located in Central Java in Indonesia with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed separate "take-or-pay" energy sales contracts ("ESCs") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. The Government of Indonesia provided sovereign guarantees of the obligations under the joint operating and "take-or-pay" contracts.

In 1997 and 1998 a series of Indonesian government decrees and other actions (including the non-payment of all monthly invoices from HCE's Dieng Unit I, which became operational in March 1998) have created significant uncertainty as to whether PLN and the Indonesian government will honor their contractual obligations to the Indonesian Subsidiaries. The Indonesian Subsidiaries in 1998 initiated dispute resolution procedures under the ESCs and sovereign performance undertakings with PLN and the Government of Indonesia, respectively, and subsequently commenced arbitration to resolve the dispute and they intend to continue to take actions to require the Government of Indonesia to honor its contractual obligations. However, actions by the Government of Indonesia have created significant risks to the Indonesian Subsidiaries. Dieng Unit I was operationally and contractually completed in March 1998 when the "take-or-pay" obligations under its contract with PLN commenced. However, PLN has defaulted on the contractually required and sovereign guaranteed "take-or-pay" payment obligations.

Accordingly, the Indonesian Subsidiaries commenced arbitration proceedings, as provided under the Indonesian Subsidiaries' contracts with PLN. On May 4, 1999 the Company announced that an international arbitration panel entered unanimous awards in favor of the Indonesian Subsidiaries in the arbitration matters brought by them against PLN. Finding that PLN had breached the provisions of the ESCs between PLN and both HCE and PPL, the arbitration panel awarded HCE approximately $391.7 million and PPL approximately $180.6 million in damages and ordered PLN to pay these amounts immediately. If the above amounts are not paid to HCE and PPL, as required by the arbitration panel, HCE and PPL will proceed against the Government of Indonesia under the sovereign performance undertakings provided to HCE and PPL by the Ministry of Finance.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

6.   Commitments and Contingencies (continued):

NYSEG

On February 14, 1995, New York State Electric & Gas ("NYSEG") filed with the Federal Energy Regulatory Commission ("FERC") a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC (i) to declare that the rates NYSEG pays under the Saranac Power Purchase Agreement ("Saranac PPA"), which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and
(ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On March 15, 1995, the Company intervened also in opposition to the Petition and asserted similar arguments. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. On October 30, 1996, all parties filed final briefs and the Court of Appeals heard oral arguments on December 2, 1996. On July 11, 1997, the Court of Appeals dismissed NYSEG's appeal from FERC's denial of the petition on jurisdictional grounds.

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions which were heard on March 2, 1998 and again on March 3, 1999. The Saranac Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders.

Cooper Litigation

On July 23, 1997, Nebraska Public Power District ("NPPD") filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy Company ("MEC"), an indirectly wholly owned subsidiary of the Company, as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

6.   Commitments and Contingencies (continued):

agreement for Cooper Nuclear Station ("Cooper") capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MEC is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MEC is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and (3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

MEC filed its answer and contingent counterclaims. The contingent counterclaims filed by MEC are generally as follows:
(1) that MEC has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless certain conditions occur; (2) that NPPD has the duty to repay all amounts that MEC has prefunded for decommissioning in the event NPPD operates the plant after the term of the power purchase agreement; (3) that NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement;
(4) that NPPD has granted MEC an option to continue taking 50% of the power from the plant; (5) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommissioning the plant; (6) that MEC has no duty to pay for nuclear fuel, O&M projects or capital improvements that have useful lives after the term of the power purchase agreement; (7) that transition costs are not included in any decommissioning costs and expenses; (8) that NPPD has breached its duty to MEC in making investments of certain funds;
(9) that reserves in certain accounts are excessive and should be refunded to MEC; and (10) that NPPD must credit MEC for certain payments by MEC for low-level radioactive waste disposal.

MEC  and NPPD are currently involved in discovery.  The trial  in
this  case  is  presently scheduled for November  1999.   MEC  is
vigorously   defending  and  pursuing  its   interest   in   this
proceeding.

7.   Comprehensive Income:

Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $(4.8) million and $38.1 million, respectively.
Comprehensive income differs from net income due to foreign currency translation adjustments.

8.   Accounting Pronouncement:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of evaluating the impact of this accounting pronouncement.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

9.   Segment Information:

The Company has identified four reportable business segments principally based on geographic area: Domestic electricity generation, foreign electricity generation (primarily the Philippines), domestic utility operations and foreign utility operations (primarily the United Kingdom). Information related to the Company's reportable operating segments is shown below (in thousands).


                                           Three Months Ended
                                                March 31,
                                           1999         1998
Revenue:
Domestic generation                     $ 82,510    $ 122,595
Foreign generation                        52,388       55,264
Domestic utility                         119,724          ---
Foreign utility                          562,189      462,442
Segment revenue                          816,811      640,301
Corporate                                 41,207        4,010
                                        $858,018    $ 644,311
Operating income: (1)
Domestic generation                     $ 44,998    $  58,883
Foreign generation                        31,187       35,625
Domestic utility                          12,087          ---
Foreign utility                           60,970       49,896
Segment operating income                 149,242      144,404
Corporate                                 28,357      (7,354)
                                        $177,599    $ 137,050
Capital expenditures:
Domestic generation                     $ 28,553    $  17,215
Foreign generation                        18,669       87,230
Domestic utility                           5,031          ---
Foreign utility (2)                       25,916       93,136
Segment capital expenditures              78,169      197,581
Corporate                                    374          310
                                        $ 78,543    $ 197,891

(1)   Operating   income  excludes  interest  expense,   net   of
capitalized interest.
(2) Capital expenditures at the foreign utility exclude the effect of exchange rate changes.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

9.   Segment Information (continued):

                                       March 31,  December  31,
                                          1999         1998

Identifiable assets:
Domestic generation                    $  702,422 $ 2,458,842
Foreign generation                      1,863,371   1,956,387
Domestic utility                        5,468,165         ---
Foreign utility                         2,947,335   3,095,839
Segment identifiable assets            10,981,293   7,511,068
Corporate                                 159,535   1,592,456
                                      $11,140,828 $ 9,103,524
Long-lived assets:
Domestic generation                   $   433,708 $ 1,930,347
Foreign generation                      1,314,437   1,305,190
Domestic utility                        4,240,220         ---
Foreign utility                         2,445,953   2,519,615
Segment long-lived assets               8,434,318   5,755,152
Corporate                                  20,393      19,063
                                      $ 8,454,711 $ 5,774,215

The remaining differences from the segment amounts to the consolidated amounts relate principally to the corporate functions including administrative costs, corporate cash and related interest income as well as the gain on the sale of the qualified facilities.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

As a result of the acquisition of MHC and the sales of Coso and an interest in CE Generation, the Company's future results will differ significantly from the Company's historical results.

Acquisitions:

On August 11, 1998, the Company entered into an Agreement and Plan of Merger with MHC. The MidAmerican Merger closed on March 12, 1999 and the Company paid $27.15 in cash for each outstanding share of MHC common stock for a total of approximately $2.42 billion in a merger, pursuant to which MHC became an indirect wholly owned subsidiary of the Company. Additionally, the Company reincorporated in the State of Iowa, was renamed MidAmerican Energy Holdings Company and upon closing became an exempt public utility holding company.

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals and the disposition of partial interests in certain of the Company's power generating facilities in order to maintain the qualifying facilities status of such independent power generating facilities. On February 26, 1999, the Company closed the sale of all of its ownership interests in the Coso Project to Caithness Energy LLC ("Caithness"). The price includes $205 million in cash and $5 million in contingent payments plus the assumption of approximately $67.7 million in debt. On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $247 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $677 million.

Business of MHC:

MHC's interests include 100% of the common stock of MEC, MidAmerican Capital Company and Midwest Capital Group and 95% of the common stock of MidAmerican Realty Services. MEC is primarily engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Capital Company manages marketable securities and passive investment activities, nonregulated wholesale and retail natural gas businesses, security services and other energy-related, nonregulated activities. Midwest Capital Group functions as a regional business development company in MEC's service territory. MidAmerican Realty Services includes MHC's real estate brokerage operations and offers integrated real estate services in seven states including residential brokerage, relocation, title, abstract and mortgage services.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Business of MHC (continued):

Currently, MEC has gas and electric operations in Iowa, Illinois and South Dakota and gas operations in Nebraska. Most of MEC's business is conducted in a rate-regulated environment and accordingly, many of its decisions as to the source and use of resources and other strategic matters are evaluated from a utility business perspective. However, beginning January 1, 1998, MEC began managing its operations as four distinct business units: generation, transmission, energy delivery and retail.
Certain administrative functions are handled by a corporate services group which supports all of the business units. Although specific functions may be moved between business units as future circumstances warrant, the principal focus of each business unit has been established. Presently, significant functions of the generation business unit include the production and purchase of energy and the sale of wholesale energy. The transmission business unit coordinates all activities related to MEC's transmission facilities, including monitoring access to and assuring the reliability of the transmission system. Energy delivery includes the distribution of electricity and natural gas to end-users, and related activities. Retail includes marketing, customer service and related functions for core and complementary products and services.

Business of Northern:

A significant portion of the Company's results of operations are attributable to Northern Electric plc ("Northern") operations which consist primarily of the distribution and supply of electricity, supply of natural gas and other auxiliary businesses. Northern's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

Northern receives electricity from the national grid transmission system and distributes it to customers' premises using its network of transformers, switchgear and cables. Substantially all of the customers in Northern's authorized area are connected to Northern's network and can only be delivered electricity through Northern's distribution system, regardless of whether it is supplied by Northern's own supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. Northern charges access fees for the use of the distribution system. The prices for distribution are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. The supply business generally is a high volume business which tends to operate at lower profitability levels than the distribution business. Prior to November 4, 1998, Northern was the exclusive supplier of electricity to premises in its authorized area, except where the maximum demand of a customer was greater than 100kW. The income received by the supply business from customers with demand under 100kW was controlled by a prescribed formula, while income received from other customers was not regulated. In the competitive market between 100kW and 1MW, Northern has significantly increased its sales during 1998 and 1999. In the April 1999 contract round there has been a further increase of 85%. Northern is now the
third  largest  electricity  supplier  in  this  sector  of   the

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Business of Northern (continued):

market. Beginning November 4, 1998, liberalization of the entire market in Northern's area commenced in stages with complete liberalization achieved in Northern's authorized area by the end of April, 1999.

Northern also competes to supply gas inside and outside its authorized area. In the supply of gas to the business market Northern has increased its annual gas sales from 50 million therms in 1997 to its present level of 200 million therms. In the residential market Northern currently supplies gas to 550,000 customers and has over 100,000 additional customers progressing through the registration system. Northern is now the third largest gas supplier in the residential market. Northern continues to expand its electricity and gas supply customer base through the Dual Fuel marketing program.

Power Generation Projects:

On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $247 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering,  the  aggregate consideration  was  approximately  $677
million.   Due  to  the  sale  of 50%  of  its  interests  in  CE
Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999.


For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the "Partnership Project") are based on capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the "Salton Sea Project") are based on capacity amounts of 10, 20,
49.8 and 39.6 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the "Imperial Valley Project"). Plant capacity factors for Saranac, Power Resources, NorCon and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, 80, and 50 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

The Partnership Project sells all electricity generated by the respective plants pursuant to four separate long-term agreements ("SO4 Agreements") between the respective projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity and capacity bonus payments is fixed for the life of

               MIDAMERICAN ENERGY HOLDINGS COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Power Generation Projects: (continued)

the SO4 Agreements and the capacity payment is significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years after firm operation and thereafter at Edison's avoided cost of energy.

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership, December 1998 for the Hoch (Del Ranch) and Elmore Partnerships, and extend until December 1999 for the Leathers Partnership.

For  1999, Navy I, Vulcan, Hoch and Elmore are receiving Edison's
avoided   cost  of  energy  pursuant  to  their  respective   SO4
Agreements. The SO4 Agreement for Leathers provides for energy rates of 15.6 cents per kWh in 1999.

Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea
I  PPA"),  which provides for capacity and energy payments.   The
energy  payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents
per  kWh  during the three months ended March 31, 1999.   As  the
Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's avoided cost of energy.

Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments.
The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements.
The energy payments for the first ten year period, which expires in April 2000 for Salton Sea II and expired in February 1999 for
Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's avoided cost of energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September
30, 2004.

Salton Sea IV sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Power Generation Projects: (continued)

For the three months ended March 31, 1999, Edison's average avoided cost of energy was 2.6 cents per kWh. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of avoided cost of energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods.
The revenues generated by each of the projects operating under SO4 Agreements will likely decline significantly after the expiration of the respective scheduled payment periods.

The  Saranac Project sells electricity to New York State Electric
& Gas ("NYSEG") pursuant to a 15-year negotiated power purchase agreement (the "Saranac PPA"), which provides for capacity and energy payments. Capacity payments, which in 1999 total 2.4 cents per kWh, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which average 7.0 cents per kWh in 1999, escalate at approximately
4.4%  annually  for  the remaining term  of  the  contract.   The
Saranac PPA expires in June of 2009. See Note 6 to the financial statements regarding NYSEG Petition.

The Power Resources Project sells electricity to Texas Utilities Electric Company ("TUEC") pursuant to a 15-year negotiated power purchase agreement (the "Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 1999 are approximately $3.2 million per month and 3.1 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the contract. The Power Resources PPA expires in September 2003.

The  NorCon  Project  sells electricity to Niagara  Mohawk  Power
Corporation ("NIMO") pursuant to a 25-year negotiated power purchase agreement (the "NorCon PPA") which provides for energy payments calculated pursuant to an adjusting formula based on NIMO's ongoing Tariff Avoided Cost and the contractual Long-Run Avoided Cost. The NorCon PPA term extends through December 2017.

The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract. The energy is sold at SDG&E's avoided cost of energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The contract term extends through May 2024.

The Upper Mahiao Project (the "Upper Mahiao Project") was deemed complete in June 1996 and began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement
("ECA") in July of 1996. The Upper Mahiao Project is structured as a ten year build-own-operate-transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, is responsible for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant is sold to PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After the ten year cooperation period, during which the Company will recover its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Power Generation Projects: (continued)

PNOC-EDC is obligated to pay for electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC pays to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues).

Payments under the Upper Mahiao ECA are denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which is paid in U.S. dollars. Significant portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA, are supported by the Government of the Philippines through a performance undertaking.

Unit I of the Malitbog Project (the "Malitbog Project") was deemed complete in July 1996 and Units II and III in July 1997 at which times such units commenced receiving capacity payments under the Malitbog ECA. The Malitbog Project is owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. Under its contract, VGPC is to sell 100% of its output on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"). However, VGPC receives 100% of its revenues from such sales in the form of capacity payments. As with the Upper Mahiao Project, the Malitbog Project is structured as a ten year BOOT, in which the Company is responsible for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, during which the Company will recover its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Mahanagdong Project (the "Mahanagdong Project") was deemed complete in July 1997 and began receiving capacity payments pursuant to the Mahanagdong ECA in August of 1997. The Mahanagdong Project is owned and operated by CE Luzon Geothermal Power Company, Inc., a Philippine corporation, that is indirectly owned by the Company with a minority partner participation. The electricity generated by the Mahanagdong Project is sold to PNOC-EDC on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are approximately 97% of total revenues at the design capacity levels and the energy fees are approximately 3% of such total revenues.

Plant capacity factors for Navy I, Navy II, and BLM (collectively the "Coso Project") are based upon a capacity amount of 80 net MW for each plant. The Coso Project sold all electricity generated by the respective plants pursuant to three separate SO4 Agreements between the respective projects and Edison.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Power Generation Projects: (continued)

The scheduled energy price periods of the Coso Project SO4 Agreements extended until at least August 1997 for each of the units operated by the Navy I Partnership and March 1999 and January 2000 for each of the units operated by the BLM and Navy II Partnerships, respectively.

On February 26, 1999, the Company closed the sale of all of its ownership interests in the Coso Project to Caithness. The price includes $205 million in cash and $5 million in contingent payments plus the assumption of approximately $67.7 million in debt.

Results  of Operations for Three Months Ended March 31, 1999  and
1998:

Operating revenue increased in the first quarter of 1999 to $797.9 million from $621.9 million for the same period in 1998, a 28.3% increase. Northern's operating revenue increased in the first quarter of 1999 to $561.5 million from $460.2 million for the same period in 1998 primarily due to higher volumes of gas supplied as well as higher electricity revenues. Operating revenue also increased due to the acquisition of MHC partially offset by the sales of Coso and an interest in CE Generation.

The   following  data  represents  the  supply  and  distribution operations in the U.K.:

                                             Three Months Ended
                                                   March 31,
                                                 1999    1998
Electricity Supplied (GWh)                      4,564     3,761

Electricity Distributed (GWh)                   4,224     4,171

Gas Supplied (Therms in millions)               183.7      88.4

The increase in electricity supplied for the three months ended March 31, 1999 from the same period in 1998 is due primarily to the increase in contract volumes in the competitive greater than 100 kW market. The increase in electricity distributed for the three months ended March 31, 1999 from the same period in 1998 is due to increased activity in the local economy. The increase in gas supplied in 1999 from 1998 reflects the increased volume as the domestic gas supply business in the U.K. opened up to competition as a result of regulatory changes and the successful dual fuel marketing campaign.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Results  of Operations for Three Months Ended March 31, 1999  and
1998 (continued):

The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:

                                             Three Months Ended
                                                   March 31,
                                                 1999    1998

Overall capacity factor                         96.7%     93.8%

kWh produced (in thousands)                   892,700 1,028,000

Capacity NMW*                                   427.4     507.4

* The three months ended March 31, 1999 is a weighted average for the disposition of the Coso Project.

The  capacity  factor for the three months ended March  31,  1999 increased compared to the same period in 1998, due to scheduled turbine overhauls at Elmore, Leathers and Salton Sea in 1998.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                                              Three Months Ended
                                                   March 31,
                                                 1999    1998

Overall capacity factor                          84.6%    75.7%

kWh produced (in thousands)                  1,041,500  931,500

Capacity NMW                                       570      570

The capacity factor of the Gas Plants reflects certain contractual curtailments. Excluding these contractual curtailments, the capacity factors would be 98.2% for the three months ended March 31, 1999, compared with 86.0% for the same period in 1998. The increase from the prior period was primarily due to the severe winter snow and ice storms which caused transmission curtailments at Saranac, as well as a turbine overhaul at PRI in the first quarter of 1998.

Interest and other income increased in the first quarter of  1999 to $40.0 million from $22.5 million for the same period in 1998, a 77.8% increase. The increase is primarily due to increased interest income.

As  a  result  of  the  sales  of Coso  and  an  interest  in  CE
Generation, the Company recorded a gain of $20.2 million.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Results  of Operations for Three Months Ended March 31, 1999  and
1998 (continued):

Cost  of  sales increased in the first quarter of 1999 to  $447.2 million from $312.6 million for the same period in 1998, an 43.0% increase. The increase is primarily due to higher volumes of gas and electricity supplied and the acquisition of MHC.

Operating expense increased in the first quarter of 1999 to $142.0 million from $102.6 million for the same period in 1998, a 38.4% increase. The increase is primarily due to the acquisition of MHC partially offset by the sales of Coso and an interest in CE Generation.

General and administration costs decreased in the first quarter of 1999 to $11.9 million from $12.0 million for the same period in 1998, a 1.6% decrease. The decrease is primarily due to the continuing integration of Northern's corporate costs.

Depreciation and amortization decreased marginally in the first quarter of 1999 to $79.4 million from $79.9 million for the same period in 1998. The decrease is due to the sales of Coso and an interest in CE Generation offset by the acquisition of MHC.

Interest expense, less amounts capitalized, increased in the first quarter of 1999 to $100.8 million from $81.1 million for the same period in 1998, a 24.3% increase. The increase is primarily due to the acquisition of MHC and the greater average outstanding debt balances.

The provision for income taxes increased in the first quarter of 1999 to $26.1 million from $18.5 million for the same period in 1998, a 40.7% increase. The increase is due to higher pretax income during the first quarter of 1999.

Minority interest increased in the first quarter to $10.9 million from $10.1 million for the same period in 1998, a 8.1% increase.
The increase is primarily due to the acquisition of MHC.

Income before extraordinary item increased in the first quarter of 1999 to $39.8 million or $.67 per share, from $27.3 million or $.45 per share for the same period in 1998.

On January 15, 1999, the Company redeemed its remaining outstanding Senior Discount Notes at a redemption price of 105.125% plus accrued interest. On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million principal which were paid on March 3, 1999, at a redemption price of 110.025% plus accrued interest. Due to the early retirement of the Senior Discount Notes and Limited Recourse Notes, the Company recorded an extraordinary item of approximately $31.5 million, net of tax.

Liquidity and Capital Resources:

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

The Company's cash and cash equivalents were $118.4 million at March 31, 1999 as compared to $1,604.5 million at December 31, 1998. The majority of this decrease was due to the cash used to acquire MHC. In addition, the Company recorded separately restricted cash and investments of $455.3 million and $637.6 million at March 31, 1999 and December 31, 1998, respectively. The restricted cash balance as of March 31, 1999 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the accounts include the Dieng Project and the Patuha Project restricted cash accounts; and the Upper Mahiao Project, the Mahanagdong Project and the Malitbog Project cash reserves for the debt service reserve funds.

As of March 31, 1999, the Company held 24.1 million shares of treasury stock at a cost of $773.3 million. The treasury shares will provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The repurchase plan minimizes the dilutive effect of the additional shares issued under these plans.

On August 11, 1998, the Company entered into an Agreement and Plan of Merger with MHC. The MidAmerican Merger closed on March 12, 1999 and the Company paid $27.15 in cash for each outstanding share of MHC common stock for a total of approximately $2.42 billion in a merger, pursuant to which MHC became an indirect wholly owned subsidiary of the Company. Additionally, the Company reincorporated in the State of Iowa, was renamed MidAmerican Energy Holdings Company and upon closing became an exempt public utility holding company.

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals. In addition, the disposition of partial interests in certain of the Company's power generating facilities was required prior to the consummation of the MidAmerican Merger in order to maintain the qualifying facilities status of such independent power generating facilities.

On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of $195.8 million of principal amount of Notes which were paid on March 3, 1999, at a redemption price of 110.025% plus accrued interest.

On February 26, 1999, the Company closed the sale of all of its indirect ownership interest in the Coso Project to Caithness. The price includes $205 million in cash and $5 million in contingent  payments  plus the assumption of approximately  $67.7 million in debt.

On February 8, 1999, the Company created a new subsidiary, CE Generation and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $247 million in cash, $6.5 million in contingent

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

payments and $23.5 million in equity commitments.  Including  the
gross  proceeds  from  the  CE  Generation  debt  offering,   the
aggregate consideration was approximately $677 million.

On March 11, 1999, MidAmerican Funding, LLC, a wholly-owned subsidiary of the Company, issued $200 million of 5.85% Senior Secured Notes due 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. The proceeds from the offering were used to complete the MidAmerican Merger.

The remaining outstanding Senior Discount Notes were redeemed on January 15, 1999 at a redemption price of 105.125% plus accrued interest.

Minerals Extraction

The Company developed and owns the rights to a proprietary process for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Salton Sea Extraction Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the
Company's Imperial Valley Project. The Company intends to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company is also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

Minerals LLC, an indirect wholly-owned subsidiary of the Company is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $31.5 million of such costs through March 31, 1999.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

Imperial Valley Construction Projects

Power LLC, an indirect wholly owned subsidiary of CE Generation, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

Salton Sea V will be constructed pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119.1 million.

Turbo LLC, an indirect wholly-owned subsidiary of CE Generation is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX.

The Partnership Projects are upgrading the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 brine facilities construction. In addition to incorporating the pH modification process, which has reduced operating costs at the Salton Sea Projects, the more efficient facilities are expected to achieve additional economies through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements will reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

The CE Turbo Project and the Region 2 brine facilities construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster,
Incorporated. The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 brine facilities construction is scheduled to be completed in early-2000. Total project costs for both the CE Turbo Project and the Region 2 brine facilities construction are expected to be approximately $63.7 million.

Casecnan

CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which at completion of the Casecnan Project is expected to be at least 70% indirectly owned by the Company, is constructing the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

CE Casecnan has entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Casecnan Construction Contract"). The work under the Casecnan
Construction Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. Construction of the Casecnan Project is expected to be completed in 2000. No further equity funding is expected.

Indonesia

On December 2, 1994, subsidiaries of the Company, Himpurna California Energy Ltd. ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of geothermal steam fields and geothermal power facilities located in Central Java in Indonesia with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed separate "take-or-pay" energy sales contracts ("ESCs") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. The Government of Indonesia provided sovereign guarantees of the obligations under the joint operating and "take-or-pay" contracts.

In 1997 and 1998 a series of Indonesian government decrees and other actions (including the non-payment of all monthly invoices from HCE's Dieng Unit I, which became operational in March 1998) have created significant uncertainty as to whether PLN and the Indonesian government will honor their contractual obligations to the Indonesian Subsidiaries. The Indonesian Subsidiaries in 1998 initiated dispute resolution procedures under the ESCs and sovereign performance undertakings with PLN and the Government of Indonesia, respectively, and subsequently commenced arbitration to resolve the dispute and they intend to continue to take actions to require the Government of Indonesia to honor its contractual obligations. However, actions by the Government of Indonesia have created significant risks to the Indonesian Subsidiaries. Dieng Unit I was operationally and contractually completed in March 1998 when the "take-or-pay" obligations under its contract with PLN commenced. However, PLN has defaulted on the contractually required and sovereign guaranteed "take-or-pay" payment obligations.

Accordingly, the Indonesian Subsidiaries commenced arbitration proceedings as provided under the Indonesian Subsidiaries' contracts with PLN. On May 4, 1999 the Company announced that an international arbitration panel entered unanimous awards in favor of the Indonesian Subsidiaries in the arbitration matters brought by them against PLN. Finding that PLN had breached the provisions of the ESCs between PLN and both HCE and PPL, the arbitration panel awarded HCE approximately $391.7 million and PPL approximately $180.6 million in damages and ordered PLN to pay these amounts immediately. If the above amounts are not paid to HCE and PPL, as required by the arbitration panel, HCE and PPL will proceed against the Government of Indonesia under the sovereign performance undertakings provided to HCE and PPL by the Ministry of Finance.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

Evolution of the Domestic Utility Industry

The utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions being deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MEC's primary market, legislation to do so was introduced in Iowa's legislature during the last session. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board ("IUB"). MEC is actively participating in the legislative and regulatory processes shaping the new environment in which its businesses will operate.

The generation and retail portions of MEC's electric business will be most affected by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail choice evolves, competition from other traditional utilities, power marketers and customer-owned generation could put pressure on utility margins.

During the transition to full competition, increased volatility in the marketplace can be expected. With the elimination of the energy adjustment clause in Iowa, MEC is exposed to movements in energy prices. Although MEC, under current expectations, has sufficient generation for its retail electric needs, recent wholesale market volatility underscores the increased risk and opportunity associated with the energy business as it transitions to competition.

Legislative and Regulatory Evolution

In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers will be allowed to select their provider of electric supply services, beginning October 1, 1999. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

In addition, the law provides for Illinois earnings above a certain level of return on common equity ("ROE") to be shared equally between customers and MEC beginning in April 2000. MEC's ROE level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The ROE level at which MEC will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates
plus                          5.50%                           for

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

1998 and 1999 and 6.50% for 2000 through 2004. If the resulting average Treasury Bond rate were equal to the December 1998 30-year Treasury Bond rate, the ROE level above which sharing must occur would be approximately 10.6%. The law allows MEC to mitigate the sharing of earnings above the threshold ROE through accelerating depreciation or other non-cash methods that would reduce MEC's earnings. MEC continues to evaluate its strategy regarding the sharing mechanism.

Accounting Effects of Industry Restructuring

A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MEC's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MEC could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of March 31, 1999, MEC had $292 million of regulatory assets on its balance sheet.

Rate Matters: Electric

Electric prices for MEC's Iowa industrial customers were reduced by $6 million annually and electric prices for MEC's Iowa commercial customers were reduced by $4 million annually through several steps from mid-1997 to the end of 1998. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers.

The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MEC incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

If MEC's annual Iowa electric jurisdictional ROE exceeds 12%, then earnings above the 12% level will be shared equally between customers and MEC; if the ROE exceeds 14%, then two-thirds of MEC's share of those earnings will be used for accelerated recovery of certain regulatory assets. A 1997 pricing plan settlement agreement precludes MEC from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

for reduced rates prior to 2001 unless the ROE, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the IUB approved, subject to additional refund, MEC's ROE calculation and its proposed $2.2 million refund to non-contract customers. MEC has accrued for this refund. The agreement also eliminated MEC's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

Rate Matters: Gas

In October 1998, MEC made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. An interim rate increase of approximately $6.7 million annually was approved by the IUB on January 22, 1999, effective immediately. On April 23, 1999, the IUB issued an order approving a settlement agreement between MEC, the OCA and other parties which provides for an annual increase of $13.9 million. MEC anticipates the new rates will be implemented by June 1999.

In November 1998, MEC filed with the South Dakota Public Utilities Commission (SDPUC) requesting a rate increase for its South Dakota retail gas customers. The SDPUC in April 1999 approved a rate increase of $2.4 million annually, effective May 1, 1999.

Environmental Matters

Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making a significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MEC's facilities are not currently subject to additional emissions reductions as a result of this initiative.

On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards (NAAQS) for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the NAAQS for ozone and fine particulate matter.

The impact of the new standards on MEC will depend on the attainment status of the areas surrounding MEC's operations and MEC's relative contribution to the nonattainment status. The attainment status of areas in the state of Iowa will not be known for two to three years. However, if MEC's operations are determined to contribute to nonattainment, the installation of additional control equipment, such as scrubbers and/or selective
catalytic             reduction,             on             MEC's

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

units could be required. The cost to install such equipment could be significant. MEC will continue to follow the attainment status of the areas in which it operates and evaluate the potential impact of the status of these areas on MEC under the new regulations.

Nuclear Decommissioning

Each owner of a nuclear facility is required to set aside funds to provide for the cost of decommissioning its nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MEC expects to contribute approximately $42 million during the period 1999 through 2003 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Approximately 60% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

MEC makes payments to Nebraska Public Power District ("NPPD") related to decommissioning Cooper. These payments are reflected in operating expenses in the income statement. NPPD estimates call for MEC to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1999 through 2003. NPPD invests the funds predominately in U.S. Treasury Bonds. MEC's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MEC as the defendant and seeking a declaration of MEC's rights and obligations in connection with Cooper nuclear decommissioning funding. See Note 6 to the financial statements regarding Cooper litigation.

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. MEC currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings.

Securitization of Accounts Receivable

In 1997, MEC entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MEC. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MEC received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale, as determined by SFAS No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MEC or its creditors. Therefore, the accounts receivable sold are not reflected on the balance sheet. As of March 31, 1999, $112.3 million of accounts receivable, net of reserves, were sold under the agreement.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

In December 1998, Northern entered into a revolving receivable purchase agreement with Kitty Hawk Funding Corporation ("Kitty Hawk"), an unaffiliated special purpose entity established to purchase accounts receivable. The agreement, which expires in December 1999, allows Northern to sell all of its rights, title and interest in the majority of its billed accounts receivable and to borrow against its unbilled accounts receivable. In March 1999, Northern sold a significant portion of its accounts receivable and received approximately $161 million in cash. As the transaction was structured as a true sale, the accounts receivable are not reflected on the Company's balance sheet. As of March 31, 1999, $161 million of accounts receivable, net of reserves, were sold under the agreement.

Development Activity

The Company is actively seeking to develop, construct, own and operate new energy projects, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply and power sales contracts with other project participants, receipt of required governmental permits and consents and timely implementation of construction. There can be no assurance that development efforts on any particular project, or the Company's development efforts generally, will be successful.

The Company believes that the international independent power market holds opportunities for financially attractive energy product development. The financing, construction and development
of   projects   outside  the  United  States  entail  significant
political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of the value of the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government. Projects in operation,
construction  and  development  are  subject  to  a   number   of
uncertainties more specifically described in the Company's Form 8-K, dated March 26, 1999, filed with the Securities and Exchange Commission.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

Year 2000

What is generally known as the year 2000 ("Y2K") computer issue arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material Y2K item could result in an interruption in, or a failure of, certain normal business activities or operations including the generation, distribution, and supply of electricity and natural gas. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

The Y2K issue creates uncertainty for the Company from potential issues with its own computer systems and from third parties with whom the Company deals on transactions worldwide. The Company's operations utilize systems and equipment provided by other organizations. As a result, Y2K readiness of suppliers, vendors, service providers or customers could impact the Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity or financial condition.

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K issue. The Company created a worldwide Y2K project team to identify, assess and correct all of its information technology
(IT) and non-IT systems, as well as, identify and assess third party systems.

The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not Year 2000 compliant. As of March 31, 1999, the Company is approximately 91% complete in repairing or replacing those systems. The Company expects to be 100% complete of correcting, testing, and compliance by October 1999.

Total Y2K expenditures, for both repairing or replacing non-compliant systems, are expected to total approximately $27.8 million. Through March 31, 1999, the Company has incurred approximately $11 million of Y2K expenditures. The Company has renovated or replaced several non-compliant systems to gain enhanced functionalities. The cost of these types of renovations and replacements is not reported herein since their development and installation were not driven by Y2K concerns. The Company is not aware of any additional material costs necessary to bring all of its systems into compliance however, there is no assurance that additional costs will not be incurred.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               _________________________________

Liquidity and Capital Resources (continued):

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. It is expected that the contingency plan will be complete by mid-year 1999.

MEC participated in a contingency planning drill coordinated by the North American Electric Reliability Council on April 9, 1999, and intends to participate in a second drill on September 8-9, 1999.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities
Litigation  Reform Act of 1995 ("Reform Act").   Such  statements
are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ
materially   from   such   expectations,  including   development
uncertainty,   operating  uncertainty,  acquisition  uncertainty,
uncertainties  relating to doing business outside of  the  United
States,   uncertainties   relating   to   geothermal   resources,
uncertainties relating to domestic and international (and in particular, Indonesia) economic and political conditions and uncertainties regarding the impact of regulations, changes in
government   policy,  industry  deregulation   and   competition.
Reference  is made to all of the Company's SEC filings, including
the   Company's  Report  on  Form  8-K  dated  March  26,   1999,
incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

              MIDAMERICAN ENERGY HOLDINGS COMPANY
                  PART II - OTHER INFORMATION

Item 1 -  Legal proceedings.

        As  of  March 31, 1999, there are no material outstanding
     lawsuits   against  the  Company;  however   see   Note   6,
     Commitments and Contingencies regarding litigation involving the Company's projects and subsidiaries.

Item 2 -  Changes in Securities.

     Not applicable.

Item 3 -  Defaults on Senior Securities.

     Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5 -  Other Information.

     Not applicable.

Item 6 -  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

     Exhibit 11 - Calculation of earnings per share.

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.

       (b)   Reports on Form 8-K:

        During the quarter ended March 31, 1999 the Company filed the following:

        (i) Form 8-K dated January 19, 1999 announcing that the Company redeemed in full its outstanding 10 1/4% Senior Discount Notes due 2004.

        (ii)Form  8-K dated January 25, 1999 announcing that  the
            Company signed an agreement to sell its minority ownership interests in the Coso Geothermal Power projects to Caithness Energy LLC.

        (iii)     Form 8-K dated January 29, 1999 announcing that
            the  Company had commenced a cash offer  for  all  of
            its   outstanding  9  7/8%  Limited  Recourse  Senior
            Secured Notes due 2003.

        (iv)Form 8-K dated February 23, 1999 announcing that  the
            Company has signed an agreement to sell 50% of its ownership interests in CE Generation LLC to an affiliate of El Paso Energy Corporation.

        (v) Form 8-K dated February 25, 1999 announcing that the Company had established the final pricing for the tender of its 9 7/8% Limited Recourse Senior Notes due 2003. On March 1, 1999 CalEnergy announced that it had received tenders from the holders of an aggregate of $195,765,000 principal amount of its 9 7/8% Limited Recourse Senior Secured Notes.

        (vi)Form 8-K dated February 26, 1999 reporting that the Company had completed the sale of its ownership interest in the Coso geothermal projects to Caithness Energy LLC and that it closed the sale of 50% of its ownership interests in CE Generation LLC to El Paso Power Holding Company.

        (vii) Form 8-K dated March 11, 1999 reporting that based on the pending consummation of the Company's acquisition, it has received investment grade ratings on its senior debt securities from all of the securities rating agencies which issue ratings on their securities.

        (viii) Form 8-K dated March 11, 1999 reporting that its subsidiary MidAmerican Funding, LLC closed the sale of $700 million aggregate principal amount of Senior Secured Notes and Bonds and that Registrant announced that CalEnergy Company, Inc. incorporated in Iowa (thereby forming the new Registrant) and had closed its acquisition of MidAmerican Energy Holdings Company, which had been renamed MHC, Inc.

        (ix)Form 8-K dated March 12, 1999 reporting that CalEnergy Company, Inc. had reincorporated in Iowa by merging with and into the Registrant and changed its name to MidAmerican Energy Holdings Company.

        (x) Form 8-K dated March 26, 1999 reporting that in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing cautionary statements.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MIDAMERICAN ENERGY HOLDINGS COMPANY


Date: May 17, 1999       /s/  Patrick J. Goodman
                              Patrick J. Goodman
                              Senior  Vice  President  &  Chief
                              Financial Officer

                         EXHIBIT INDEX

Exhibit                                                  Page
  No.                                                     No.

  11          Calculation of Earnings Per Share           39

  15          Awareness Letter of Independent Accountants 40

  27          Financial Data Schedule                     41

                                                       Exhibit 11

               MIDAMERICAN ENERGY HOLDINGS COMPANY

                CALCULATION OF EARNINGS PER SHARE

         (dollars in thousands, except per share amounts)
                       ___________________

                                                Three Months Ended
                                                      March 31,
                                                 1999          1998
Actual weighted average shares
outstanding for the period                   59,205,397    61,081,469

Dilutive stock options and warrants
using average market prices                     711,797       588,240

Additional dilutive stock options assuming
conversion of convertible preferred
securities of subsidiary trusts              13,326,683     7,672,883

Diluted shares outstanding                   73,243,877    69,342,592

Net income per share before
extraordinary item                        $      39,791  $     27,295

Extraordinary item, net of tax                  (31,520)            -

Net income available to
common stockholders                       $      8,271   $     27,295

Net income per share before
extraordinary item                        $        .67   $        .45

Extraordinary item                                (.53)             -

Net income per share                      $        .14   $        .45

Diluted income per share before
extraordinary item(1)                     $        .62   $        .43

Diluted income per share based on SEC
interpretive  release  No.  34-9083(1)    $        .19   $        .43

(1)-Net income available to common stockholders for the three months ended March 31, 1999 and 1998 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $5,471 and $2,751, respectively.

                                                       Exhibit 15





MidAmerican Energy Holdings Company
Des Moines, Iowa

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of MidAmerican Energy Holdings Company for the three month periods ended March 31, 1999 and 1998 as indicated in our report dated April 28, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated by reference in Registration Statements No. 33-38431, No. 33-41152, No. 33-44934, No. 33-52147, No. 33-
64897,   No.  333-30395  and  No.  333-74691  on  Form  S-8   and
Registration Statements No. 33-51363, No. 333-32821 and No.  333-
62697 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Des Moines, Iowa
May 17, 1999