Form 10-Q/A
period 1999-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 1999-05-21
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                          FORM 10-Q/A
                        Amendment No. 1

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

Registrant's  telephone number, including area code (515) 242-4300

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

This Form 10-Q/A, Amendment No. 1, is being filed to correct a clerical error in the Consolidated Statements of Cash Flows reporting of the decrease in accounts payable and accrued liabilities.

               MIDAMERICAN ENERGY HOLDINGS COMPANY

                           Form 10-Q/A

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

DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 28, 1999

               MIDAMERICAN ENERGY HOLDINGS COMPANY

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________



                                                       March 31     December 31
                                                          1999           1998
                                                      (unaudited)
ASSETS
Cash and cash equivalents                            $   118,422   $ 1,606,148
Restricted cash and investments                          455,343       637,571
Marketable securities                                    409,436           ---
Accounts receivable                                      476,460       528,116
Properties,  plants, contracts and equipment, net      5,791,659     4,236,039
Excess of cost over fair value of net assets
  acquired, net                                        2,663,052     1,538,176
Equity investments                                       184,010       125,036
Regulatory assets                                        292,274           ---
Deferred charges and other assets                        750,172       432,438

 Total assets                                        $11,140,828   $ 9,103,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                                     $   453,700   $   305,757
Other accrued liabilities                              1,598,859     1,009,091
Parent company debt                                    2,080,701     2,645,991
Subsidiary and project debt                            4,372,200     3,093,810
Deferred income taxes                                    973,172       543,391

 Total liabilities                                     9,478,632     7,598,040

Deferred income                                           58,267        58,468
Company-obligated  mandatorily redeemable
  convertible preferred securities of subsidiary trusts  553,930       553,930
Company-obligated  mandatorily redeemable preferred
  securities of subsidiary trusts                        101,598           ---
Preferred securities of subsidiary                       147,787        66,033

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - authorized 2,000 shares, no par value      ---           ---
Common stock - no par value,
 authorized 180,000 shares, issued 82,980 shares, outstanding
    58,849 and 59,605  at March 31, 1999 and
    December 31, 1998, respectively                          ---         5,602
Additional paid in capital                             1,238,214     1,233,088
Retained earnings                                        348,767       340,496
Treasury stock - 24,131 and 23,375 common
 shares at March 31, 1999 and December 31,
 1998, respectively, at cost                            (773,332)     (752,178)
Accumulated other comprehensive income                   (13,035)           45
  Total stockholders' equity                             800,614       827,053

  Total liabilities and stockholders' equity        $ 11,140,828   $ 9,103,524


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

               MIDAMERICAN ENERGY HOLDINGS COMPANY

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                     Three Months Ended
                                                          March 31
                                                      1999        1998
Cash flows from operating activities:
Net income                                         $  8,271    $ 27,295
Adjustments to reconcile net cash flow
  from operating activities:
Gain on sale of qualified facilities                (20,173)        ---
Extraordinary item, net of tax                       31,520         ---
Depreciation and amortization                        67,953      69,314
Amortization of excess of cost over fair value
  of net assets acquired                             11,398      10,611
Amortization of deferred financing and other costs    6,032       4,638
Provision for deferred income taxes                 (78,545)     13,146
Income on equity investments                         (5,882)       (482)
Income applicable to minority interest                1,901       1,093
Changes in other items:
Accounts receivable                                  31,326       8,354
Accounts payable and accrued liabilities             (5,411)      4,071
Deferred income                                       4,087       5,038

Net cash flows from operating activities             52,477     143,078

Cash flows from investing activities:
Purchase of MidAmerican and Kiewit Interests,
  net of cash acquired                           (2,501,425)   (502,916)
Proceeds from sales of qualified facilities,
  net of cash disposed                              365,074         ---
Distributions from equity investments                 6,713       2,187
Philippine construction                             (16,674)    (31,891)
Construction and  other development costs           (14,392)    (67,073)
Capital expenditures relating to operations           1,936     (98,927)
Decrease (increase) in restricted cash
  and investments                                    43,988     (19,317)
Decrease (increase) in other assets                   2,050     (24,227)

Net cash flows from investing activities         (2,112,730)   (742,164)

Cash flows from financing activities:
Proceeds from exercise of stock options                 564         423
Proceeds from securitization                        161,430         ---
Repayment of parent company debt                   (605,822)        ---
Proceeds from subsidiary and project debt         1,118,617      47,342
Repayments of subsidiary and project debt           (77,045)     (3,202)
Deferred charges relating to debt financing          10,057      (3,915)
Purchase of treasury stock                          (22,194)   (674,652)
Other                                                   ---       8,370

Net cash flows from financing activities            585,607    (625,634)

Effect  of exchange rate changes, net               (13,080)     10,847

Net decrease in cash and cash equivalents        (1,487,726) (1,213,873)

Cash and cash equivalents at beginning of period  1,606,148   1,451,410

Cash  and cash equivalents at end of period      $  118,422  $  237,537

Supplemental disclosures:
Interest paid, net of amount capitalized         $  108,646  $   55,118

Income taxes paid                                $    7,661  $   20,759

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

               MIDAMERICAN ENERGY HOLDINGS COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ________________________________

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



                         MIDAMERICAN ENERGY HOLDINGS COMPANY


Date: May 21, 1999       /s/  Patrick J. Goodman
                              Patrick J. Goodman
                              Senior  Vice  President & Chief Financial Officer

                         EXHIBIT INDEX

Exhibit                                                  Page
  No.                                                     No.


 11       Calculation of Earnings Per Share               39

 15       Awareness Letter of Independent Accountants     40

 27       Financial Data Schedule                         41