Form 10-Q
period 1999-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 1999-08-11
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                  JUNE 30, 1999

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Iowa                                        94-2213782
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  666 Grand  Avenue,  Des Moines, IA                    50309
----------------------------------------            --------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                              No
                ------                              -----

Former name, former address and former fiscal year, if changed since last
report.      N/A
            ------

61,161,585 shares of Common Stock, no par value, were outstanding as of June 30, 1999.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION
                                                                       PAGE NO.

ITEM 1.   Financial Statements

          Independent Accountants' Report..................................   3

          Consolidated Balance Sheets, June 30, 1999 and December 31, 1998.   4

          Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 1999 and 1998............................   5

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998........................   6

          Notes to Consolidated Financial Statements.......................   7

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  14

PART II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................  30
ITEM 2.   Changes in Securities............................................  30
ITEM 3.   Defaults on Senior Securities....................................  30
ITEM 4.   Submission of Matters to a Vote of Security Holders..............  30
ITEM 5.   Other Information................................................  30
ITEM 6.   Exhibits and Reports on Form 8-K.................................  31

Signatures.................................................................  32

Exhibit Index .............................................................  33

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of June 30, 1999, and the related consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998 and the related consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 26, 1999


                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       AS OF
                                                                             ---------------------------
                                                                               JUNE 30       DECEMBER 31
                                                                                 1999           1998
                                                                             ------------   ------------
                                                                              (UNAUDITED)
ASSETS
Cash and investments .....................................................   $    247,408    $ 1,606,148
Marketable securities ....................................................        130,079              -
Restricted cash and investments ..........................................        385,484        637,571
Accounts receivable ......................................................        471,152        528,116
Properties, plant, contracts and equipment, net ..........................      5,661,656      4,236,039
Excess of cost over fair value of net assets acquired, net ...............      2,729,196      1,538,176
Regulatory assets ........................................................        279,489              -
Equity investments .......................................................        190,118        125,036
Deferred charges and other assets ........................................        754,138        432,438
                                                                             ------------    -----------

  TOTAL ASSETS ...........................................................   $ 10,848,720    $ 9,103,524
                                                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable .........................................................   $    336,285    $   305,757
Accrued liabilities ......................................................      1,750,757      1,009,091
Parent company debt ......................................................      2,016,522      2,645,991
Subsidiary and project-level debt ........................................      4,255,781      3,093,810
Deferred income taxes ....................................................        822,185        543,391
                                                                             ------------    -----------

  Total Liabilities ......................................................      9,181,530      7,598,040
                                                                             ------------    -----------

Deferred income ..........................................................         61,693         58,468
Preferred securities of subsidiaries .....................................        147,196         66,033
Company-obligated mandatorily redeemable
  convertible preferred securities of subsidiary trusts ..................        450,000        553,930
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts ........................................        101,598              -

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock - authorized 2,000 shares, no par value ..................              -              -
Common stock - authorized 180,000 shares, no par value;
  82,980 shares issued; 61,162 and 59,605 shares outstanding
  at June 30, 1999 and December 31, 1998, respectively ...................              -              -
Additional paid in capital ...............................................      1,239,517      1,238,690
Retained earnings ........................................................        404,462        340,496
Accumulated other comprehensive income ...................................        (23,721)            45
Treasury stock - 21,818 and 23,375 common shares at
  June 30, 1999 and December 31, 1998, respectively, at cost .............       (713,555)      (752,178)
                                                                             ------------    -----------
  Total Stockholders' Equity .............................................        906,703        827,053
                                                                             ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 10,848,720    $ 9,103,524
                                                                             ============    ===========


The accompanying notes are an integral part of these financial statements


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS                SIX MONTHS
                                                                    ENDED JUNE 30              ENDED JUNE 30
                                                              ------------------------    ------------------------
                                                                 1999           1998          1999          1998
                                                              -----------    ---------    -----------    -----------
REVENUES:
  Operating revenue ......................................    $ 1,003,602    $ 590,589    $ 1,801,487    $ 1,212,440
  Interest and other income ..............................         33,617       29,929         73,577         52,389
  Gain on sale of qualified facilities ...................              -            -         20,173              -
  Gain on sale of McLeod .................................         78,223            -         78,223              -
                                                              -----------    ---------    -----------    -----------
TOTAL REVENUES ...........................................      1,115,442      620,518      1,973,460      1,264,829
                                                              -----------    ---------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales ..........................................        499,868      269,768        947,066        582,413
  Operating expense ......................................        267,655      111,131        409,673        213,778
  General and administration .............................         11,050       10,814         22,902         22,858
  Depreciation and amortization ..........................        111,395       85,659        190,746        165,584
  Interest expense .......................................        131,414       93,648        248,295        188,206
  Less interest capitalized ..............................        (16,669)     (15,059)       (32,710)       (28,477)
                                                              -----------    ---------    -----------    -----------
TOTAL COSTS AND EXPENSES .................................      1,004,713      555,961      1,785,972      1,144,362
                                                              -----------    ---------    -----------    -----------

Income before provision for income taxes .................        110,729       64,557        187,488        120,467

Provision for income taxes ...............................         37,227       21,952         63,292         40,483
                                                              -----------    ---------    -----------    -----------

Income before minority interest ..........................         73,502       42,605        124,196         79,984

Minority interest ........................................         12,441       10,139         23,344         20,223
                                                              -----------    ---------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM .........................         61,061       32,466        100,852         59,761

Extraordinary item, net of tax ...........................         (5,366)           -        (36,886)             -
                                                              -----------    ---------    -----------    -----------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ..............    $    55,695    $  32,466    $    63,966    $    59,761
                                                              ===========    =========    ===========    ===========

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM - BASIC....    $      1.02    $     .54    $      1.69    $       .99
Extraordinary item .......................................           (.09)           -           (.62)             -
                                                              -----------    ----------   -----------    -----------
NET INCOME PER SHARE......................................    $       .93    $     .54    $      1.07    $       .99
                                                              ===========    =========    ===========    ===========

Average number of  common shares outstanding .............         60,037       60,235         59,622         60,658
                                                              ===========    =========    ===========    ===========

NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM - DILUTED..    $       .91    $     .51    $      1.53    $       .95
Extraordinary item .......................................           (.07)           -           (.51)             -
                                                              -----------    -----------  -----------    -----------
NET INCOME PER SHARE - DILUTED............................    $       .84    $     .51    $      1.02    $       .95
                                                              ===========    =========    ===========    ===========

Diluted shares outstanding ...............................         72,638       74,346         72,945         74,641
                                                              ===========    =========    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                                        SIX MONTHS
                                                                                       ENDED JUNE 30
                                                                               --------------------------
                                                                                  1999           1998
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................   $    63,966    $    59,761
Adjustments to reconcile to net cash flows from operating activities:
  Gain on sale of QFs ......................................................       (20,173)             -
  Gain on sale of McLeod ...................................................       (78,223)             -
  Extraordinary item, net of tax ...........................................        36,886              -
  Depreciation and amortization ............................................       162,206        143,598
  Amortization of excess of cost over fair value of net assets acquired ....        28,540         21,986
  Amortization of deferred financing costs and other costs .................        10,907          8,458
  Provision for deferred income taxes ......................................      (165,527)        21,316
  Undistributed earnings on equity investments .............................        (5,939)         3,097
  Income applicable to minority interest ...................................         6,085          2,242
  Changes in other items:
    Accounts receivable ....................................................        36,634        (86,712)
    Accounts payable, accrued liabilities and deferred income ..............        22,998         (2,177)
                                                                               -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES ...................................        98,360        171,569
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MidAmerican and Kiewit's interests, net of cash acquired .......    (2,501,425)      (502,916)
Proceeds from sale of QFs, net of cash disposed ............................       365,074              -
Purchase of marketable securities ..........................................       (22,366)             -
Proceeds from sale of marketable securities ................................       382,374              -
Capital expenditures relating to operating projects ........................       (64,909)      (120,615)
Acquisition of CE Gas assets ...............................................             -        (35,677)
Domestic - construction in progress ........................................       (58,668)             -
Indonesian and other development costs net of recoveries....................         4,881        (86,846)
Philippine-construction in progress ........................................       (30,319)       (61,002)
Decrease in restricted cash and investments ................................       113,847        160,850
Increase in other assets ...................................................        (2,878)       (25,340)
                                                                               -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES ...................................    (1,814,389)      (671,546)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary and project debt ..................................     1,100,000        107,234
Proceeds from securitization ...............................................       161,430              -
Repayment of subsidiary and project debt ...................................      (148,018)      (103,402)
Repayment of parent company debt ...........................................      (676,971)             -
Deferred financing costs ...................................................         7,685        (20,094)
Purchase of treasury stock .................................................       (64,730)      (689,592)
Other ......................................................................         2,020         18,538
                                                                               -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES ...................................       381,416       (687,316)
                                                                               -----------    -----------
Effect of exchange rate changes on cash ....................................       (24,127)         8,329
                                                                               -----------    -----------
Net decrease in cash and cash equivalents ..................................    (1,358,740)    (1,178,964)

Cash and cash equivalents at beginning of period ...........................     1,606,148      1,451,410
                                                                               -----------    -----------
Cash and cash equivalents at end of period .................................   $   247,408    $   272,446
                                                                               ===========    ===========
Interest paid, net of amount capitalized...................................    $   178,961    $   139,395
                                                                               ===========    ===========
Income taxes paid..........................................................    $    47,192    $    29,417
                                                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

In the opinion of management of MidAmerican Energy Holdings Company (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and it's wholly and majority owned subsidiaries. Other investments and corporate joint ventures, including CE Generation (defined herein) where the Company has the ability to exercise significant influence are accounted for under the equity method. Investments, where the Company's ability to influence is limited, are accounted for under the cost method of accounting.

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

2.  MIDAMERICAN MERGER:

On August 11, 1998, the Company entered into an Agreement and Plan of Merger ("MidAmerican Merger") with MHC Inc., formerly MidAmerican Energy Holdings Company ("MHC"). The MidAmerican Merger closed on March 12, 1999 and the Company paid $27.15 in cash for each outstanding share of MHC common stock for a total of approximately $2.42 billion in a merger pursuant to which MHC became an indirect wholly owned subsidiary of the Company. Additionally, the Company reincorporated in the State of Iowa and was renamed MidAmerican Energy Holdings Company and upon closing became an exempt public utility holding company.

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

The MidAmerican Merger has been accounted for as a purchase business combination and as such the results of operations of the Company include the results of MHC beginning March 12, 1999. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations and the Company is awaiting final valuations. The Company recorded goodwill of approximately $1.5 billion which is being amortized using the straight line method over a 40 year period.

On March 11, 1999, MidAmerican Funding, LLC, a wholly owned subsidiary of the Company, issued $200 million of 5.85% Senior Secured Notes due 2001, $175 million of 6.339% Senior Secured Notes due 2009, and $325 million of 6.927% Senior Secured Bonds due 2029. The proceeds from the offering were used to complete the MidAmerican Merger.

Unaudited pro forma combined revenue, income before extraordinary item, net income and basic earnings per share of the Company and MHC for the six months ended June 30, 1999 and 1998, as if the acquisition had occurred at the beginning of the year after giving effect to certain pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the issuance of senior secured notes and bonds and the redemptions of certain limited recourse notes and senior discount notes, were $2.38 billion, $114.7 million, $77.8 million and $1.31, respectively, compared to $1.81 billion, $29.5 million, $29.5 million and $.49, respectively, for the same period last year.

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

On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $245 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $675 million. Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999.

4.  EXTRAORDINARY ITEMS:

The remaining outstanding Senior Discount Notes were redeemed on January 15, 1999 at a redemption price of 105.125% plus accrued interest. Due to the early extinguishment of the Senior Discount Notes, the Company recorded an extraordinary loss of approximately $14 million, net of tax.

On January 29, 1999, the Company commenced a cash offer for all of its outstanding limited recourse notes. The Company received tenders from holders of an aggregate of approximately $195.8 million principal which were paid on March 3, 1999, at a redemption price of 110.025% plus accrued interest. Due to the early retirement of the Limited Recourse Notes, the Company recorded an extraordinary loss of approximately $17.5 million, net of tax.

The Company redeemed $64.3 million in principal value of the 9.5% Senior Notes at an aggregate price of $71.1 million throughout the second quarter of 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss of $5.4 million net of tax.

5.  PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT:

Properties,   plants,   contracts  and  equipment  comprise  the  following  (in
thousands):

                                                       June 30       December 31
                                                         1999            1998
                                                     -----------    -----------
                                                     (Unaudited)
Operating assets:
Utility system ...................................   $ 3,822,365    $ 1,305,806
Power plants .....................................       851,266      1,868,002
Wells and resource development ...................       171,479        473,237
Power sales agreements ...........................       105,276        193,868
Other assets .....................................       297,963        313,029
                                                     -----------    -----------

Total operating assets ...........................     5,248,349      4,153,942

Less accumulated depreciation and amortization ...      (473,294)      (769,526)
                                                     -----------    -----------

Net operating assets .............................     4,775,055      3,384,416

Mineral and gas reserves
  and exploration assets, net ....................       385,687        375,208
Construction in progress:
     Casecnan ....................................       274,267        243,948
     Indonesia ...................................       190,502        190,175
     Zinc recovery project, Salton Sea V and other        36,145         42,292
                                                     -----------    -----------

Total ............................................   $ 5,661,656    $ 4,236,039
                                                     ===========    ===========

6.  COMMITMENTS AND CONTINGENCIES:

INDONESIA

On December 2, 1994, subsidiaries of the Company, Himpurna California Energy Ltd. ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of geothermal steam fields and geothermal power facilities located in Central Java in Indonesia with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed separate "take-or-pay" energy sales contracts ("ESCs") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. The Government of Indonesia provided sovereign performance undertakings of the obligations under the joint operating and "take-or-pay" contracts.

In 1997 and 1998 a series of Indonesian government decrees and other actions (including the non-payment of all monthly invoices from HCE's Dieng Unit I, which became operational in March 1998) created significant uncertainty as to whether PLN and the Indonesian government would honor their contractual obligations to the Indonesian Subsidiaries.

Accordingly, the Indonesian Subsidiaries commenced arbitration proceedings, as provided under the Indonesian Subsidiaries' contracts with PLN. On May 4, 1999, the Company announced that an international arbitration panel entered unanimous awards in favor of the Indonesian Subsidiaries in the arbitration matters brought by them against PLN. Finding that PLN had breached the provisions of the ESCs between PLN and both HCE and PPL, the arbitration panel awarded HCE approximately $391.7 million and PPL approximately $180.6 million in damages and ordered PLN to pay these amounts immediately. Since the above amounts have not been paid to HCE and PPL, as required by the arbitration panel, HCE and PPL are proceeding with arbitration against the Government of Indonesia under the sovereign performance undertakings provided to HCE and PPL by the Ministry of Finance.

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

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman,
Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. The Court's decision is pending. The Saranac

Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders.

COOPER LITIGATION

On July 23, 1997, Nebraska Public Power District ("NPPD") filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy Company ("MEC"), an indirectly wholly owned subsidiary of the Company, as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper Nuclear Station ("Cooper") capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MEC is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MEC is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and (3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

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

7.  COMPREHENSIVE INCOME:

Comprehensive income for the three months ended June 30, 1999 and 1998 was $45.0 million and $30.0 million, respectively, and for the six months ended June 30, 1999 and 1998 was $40.2 million and $68.1 million, respectively. Comprehensive income differs from net income due primarily to foreign currency translation adjustments.

8. ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by SFAS No. 137 which delayed implementation. This statement is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of this accounting pronouncement.

9.  SEGMENT INFORMATION:

The Company has identified four reportable business segments principally based on geographic area: Domestic electricity generation, foreign electricity generation (primarily the Philippines), domestic utility operations and foreign utility operations (primarily the United Kingdom). Information related to the Company's reportable operating segments are shown below (in thousands).

                                     THREE MONTHS               SIX MONTHS
                                     ENDED JUNE 30             ENDED JUNE 30
                               -----------------------   -----------------------
                                  1999         1998         1999        1998
                               ----------   ----------   ----------  -----------
REVENUE:
Domestic generation .........  $    4,855   $  142,213   $   87,365  $  264,808
Foreign generation ..........      50,832       55,755      103,060     112,328
Domestic utility ............     582,830            -      702,554           -
Foreign utility .............     475,924      419,935    1,038,113     882,377
                               ----------   ----------   ----------  ----------
Segment revenue .............   1,114,441      617,903    1,931,092   1,259,513
Corporate ...................       1,001        2,615       42,368       5,316
                               ----------   ----------   ----------  ----------
                               $1,115,442   $  620,518   $1,973,460  $1,264,829
                               ==========   ==========   ==========  ==========
OPERATING INCOME: (1)
Domestic generation .........  $    4,381   $   72,658   $   49,379  $  131,541
Foreign generation ..........      29,902       33,213       60,929      71,455
Domestic utility ............     146,661            -      158,748           -
Foreign utility .............      56,164       44,430      117,134      94,326
                               ----------   ----------   ----------  ----------
Segment operating income ....     237,108      150,301      386,190     297,322
Corporate ...................     (11,634)      (7,155)      16,883     (17,126)
                               ----------   ----------   ----------  ----------
                               $  225,474   $  143,146   $  403,073  $  280,196
                               ==========   ==========   ==========  ==========
CAPITAL EXPENDITURES:
Domestic generation .........  $   36,291   $   25,149   $   64,844  $   42,364
Foreign generation ..........      20,180       41,013       38,849     128,243
Domestic utility ............      73,603            -       78,634           -
Foreign utility (2) .........      19,910       12,330       45,826     105,466
                               ----------   ----------   ----------  ----------
Segment capital expenditures      149,984       78,492      228,153     276,073
Corporate ...................          15          734           52       1,044
                               ----------   ----------   ----------  ----------
                               $  149,999   $   79,226   $  228,205  $  277,117
                               ==========   ==========   ==========  ==========

(1) Operating income excludes interest expense, net of capitalized interest.
(2) Capital expenditures at the foreign utility exclude the effect of exchange rate changes.

                                            JUNE 30        DECEMBER 31
                                             1999            1998
                                          -----------     -----------

IDENTIFIABLE ASSETS:
Domestic generation .................     $   703,242     $2,458,842
Foreign generation ..................       1,781,491      1,956,387
Domestic utility ....................       5,173,685              -
Foreign utility .....................       2,753,647      3,095,839
                                          -----------     ----------
Segment identifiable assets .........      10,412,065      7,511,068
Corporate ...........................         436,655      1,592,456
                                          -----------     ----------
                                          $10,848,720     $9,103,524
                                          ===========     ==========
LONG-LIVED ASSETS:
Domestic generation .................     $   473,808     $1,930,347
Foreign generation ..................       1,410,300      1,305,190
Domestic utility ....................       4,193,361              -
Foreign utility .....................       2,276,202      2,519,615
                                          -----------     ----------
Segment long-lived assets ...........       8,353,671      5,755,152
Corporate ...........................          37,181         19,063
                                          -----------     ----------
                                          $ 8,390,852     $5,774,215
                                          ===========     ==========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income as well as the gain on the sale of the qualified facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

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

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals and the disposition of partial interests in certain of the Company's power generating facilities in order to maintain the qualifying facilities status of such independent power generating facilities. On February 26, 1999, the Company closed the sale of all of its ownership interests in the Coso Project to Caithness Energy LLC ("Caithness"). The price includes $205 million in cash and $5 million in contingent payments plus the assumption of approximately $67.7 million in debt. On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $245 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $675 million.

BUSINESS OF MHC:

MHC's interests include 100% of the common stock of MEC, MidAmerican Capital Company and Midwest Capital Group and 95% of the common stock of MidAmerican Realty Services. MEC is primarily engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Capital Company manages marketable securities and passive investment activities, security services and other energy-related, nonregulated activities. Midwest Capital Group functions as a regional business development company in MEC's service territory. MidAmerican Realty Services includes MHC's real estate brokerage operations and offers integrated real estate services in ten states including residential brokerage, relocation, title, abstract and mortgage services.

Currently, MEC has gas and electric operations in Iowa, Illinois and South Dakota and gas operations in Nebraska. Most of MEC's business is conducted in a rate-regulated environment and accordingly, many of its decisions as to the source and use of resources and other strategic matters are evaluated from a utility business perspective.

BUSINESS OF NORTHERN:

The operations of Northern Electric plc ("Northern"), an indirect wholly owned subsidiary of the Company, consist primarily of the distribution and supply of electricity, supply of natural gas and other auxiliary businesses in the United Kingdom. Northern's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. The supply business generally is a high volume business which tends to operate at lower profitability levels than the distribution business. Prior to November 4, 1998, Northern was the exclusive supplier of electricity to premises in its authorized area, except where the maximum demand of a customer was greater than 100kW. The income received by the supply business from customers with demand under 100kW was controlled by a prescribed formula, while income received from other customers was not regulated. In the competitive market between 100kW and 1MW of electricity demand, Northern has significantly increased its sales during 1998 and 1999. In the April 1999 contract round, sales increased by an additional 85% over the amount of business that was at risk. Northern is now the third largest electricity supplier in this sector of the U.K. market. Beginning November 4, 1998, liberalization of the entire market in Northern's area commenced in stages with complete liberalization achieved in Northern's authorized area by the end of April 1999.

Northern also competes to supply gas inside and outside its authorized area. In the supply of gas to the business market, Northern expects to more than double its annual gas sales in 1999 from 1997. In the residential market Northern currently supplies gas to 550,000 customers and has approximately 100,000 additional customers progressing through the registration system. Northern is now the third largest gas supplier in the U.K. residential market. Northern continues to expand its electricity and gas supply customer base through the Dual Fuel marketing program.

POWER GENERATION PROJECTS:

On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $245 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $675 million. Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999. Prior to that date, CE Generation results were fully consolidated.

For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the "Partnership Project") are based on capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the "Salton Sea Project") are based on capacity amounts of 10, 20,
49.8 and 39.6 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the "Imperial Valley Project"). Plant capacity factors for Saranac, Power Resources, NorCon and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, 80, and 50 net MW, respectively. Capacity amounts for Upper Mahiao, Malitbog and Mahanagdong (collectively, the "Philippine Projects") are 119, 216 and 165 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

On February 26, 1999, the Company closed the sale of all of its ownership interests in the Navy I, Navy II and BLM, collectively the Coso Project, to Caithness. The price includes $205 million in cash and $5 million in contingent payments plus the assumption of approximately $67.7 million in debt.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998:

Operating revenue increased in the second quarter of 1999 to $1,003.6 million from $590.6 million for the same period in 1998, a 69.9% increase. Operating revenue increased in the six months ended June 30, 1999 to $1,801.5 million from $1,212.4 million for the same period in 1998, a 48.6% increase. Northern's operating revenue increased in the second quarter of 1999 to $463.5 million from $412.4 million for the same period in 1998 and for the six months ended June 30, 1999 to $1,025.0 million from $872.6 million for the same period in 1998, primarily due to higher volumes of gas supplied as well as higher electricity supply revenues. Operating revenue decreased due to the sales of Coso and the 50% interest in CE Generation. The acquisition of MHC accounted for $492.4 million in operating revenue in the second quarter of 1999 and $611.2 million in the six months ended June 30, 1999.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                      Three Months       Six Months
                                      Ended June 30     Ended June 30
                                     --------------    ---------------
                                      1999     1998     1999     1998
                                     -----    -----    -----    -----

Electricity Supplied (GWh) ........  4,077    3,554    8,641    7,305

Electricity Distributed (GWh) .....  3,635    3,783    7,859    7,954

Gas Supplied (Therms in millions) .   93.5     64.1    277.2    152.5

The increases in electricity supplied for the three months ended June 30, 1999 and the six months ended June 1999 from the same periods in 1998 are due primarily to the increase in supply volumes for customers outside of the franchise area. The decreases in electricity distributed for the three months ended June 30, 1999 and year to date ended June 1999 from the same periods in 1998 are due to lower demand in the franchise area which is expected to grow later in the year. The increase in gas supplied in 1999 from 1998 reflects the increased volume as the domestic gas supply business in the U.K. opened up to competition as a result of regulatory changes and the successful dual fuel marketing campaign.

The following data represents sales from utility operations for MEC. The financial results of MEC are consolidated with the Company beginning on March 12, 1999.

                                            Three Months         Six Months
                                            Ended June 30       Ended June 30
                                          ---------------     ---------------
                                           1999      1998      1999      1998
                                          -----     -----     -----     -----

Electric Retail Sales (GWh) ...........   3,840     3,898     7,678     7,682

Electric Sales for Resale (GWh) .......   1,572     1,272     3,368     2,809

Gas Throughput (Therms in millions)  ..     245       242       811       787


The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:

                                    Three Months              Six Months
                                    Ended June 30            Ended June 30
                                ---------------------    ---------------------
                                  1999        1998         1999*       1998
                                ---------   ---------    ---------   ---------

Overall capacity factor ......     94.0%        96.4%        95.7%        95.1%

kWh produced (in thousands) ..   549,200    1,068,200    1,441,900    2,096,200

Capacity (net MW) ............     267.4        507.4        346.9        507.4


* The six months ended June 30, 1999 is a weighted average for the disposition of the Coso Project.

The capacity factor for the three months ended June 30, 1999 decreased compared to the same period in 1998, due to scheduled turbine overhauls at Del Ranch, Leathers and Elmore. The decrease in kWh produced for both the three and six month periods ending June 1999 compared to June 1998 is the result of the sale of Coso.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                                   Three Months               Six Months
                                   Ended June 30             Ended June 30
                               -----------------------   -----------------------
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------

Overall capacity factor ....        89.0%        81.8%        86.8%        78.8%

kWh produced (in thousands)    1,107,900    1,018,540    2,149,400    1,950,040

Capacity NMW ...............         570          570          570          570

The capacity factor of the Gas Plants reflects certain contractual curtailments. The increases from the prior period was primarily due to the severe winter snow and ice storms which caused transmission curtailments at Saranac, as well as a turbine overhaul at PRI in the first quarter of 1998.

Interest and other income increased in the second quarter of 1999 to $33.6 million from $29.9 million for the same period in 1998, a 12.4% increase. The increase is primarily due to increased earnings in equity investments. Interest and other income increased for the year to date period ended June 1999 to $73.6 million from $52.4 million in the same period in 1998. Higher corporate cash balances and the addition of MHC amounts due to the acquisition accounted for the increase.

On May 18,1999, the Company announced the sale of approximately 6.74 million shares of McLeodUSA ("McLeod") Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million or $0.65 per diluted share.

Cost of sales increased in the second quarter of 1999 to $499.9 million from $269.8 million for the same period in 1998, an 85.3% increase. Cost of sales increased in the six months ended June 1999 to $947.1 million from $582.4 million from the same period in 1998, a 62.6% increase. The increases are primarily due to higher volumes of gas and electricity supplied at Northern and the acquisition of MHC.

Operating expense increased in the second quarter of 1999 to $267.7 million from $111.1 million for the same period in 1998, a 141.0% increase. Operating expenses increased in the year to date ended June 1999 to $409.7 million from $213.8 million for the same period in 1998, a 91.6% increase. The increases are primarily due to the acquisition of MHC partially offset by the sales of Coso and an interest in CE Generation.

General and administration costs increased marginally in the second quarter of 1999 to $11.1 million from $10.8 million for the same period in 1998, a 2.8% increase. General and administration costs were constant for the six months ended June 1999 at $22.9 million compared with the same period in 1998.

Depreciation and amortization increased in the second quarter of 1999 to $111.4 million from $85.7 million for the same period in 1998. Depreciation and amortization increased in the year to date June 1999 to $190.7 from $165.6 million in the same period in 1998, a 15.2% increase. The increases are due to the acquisition of MHC, partially offset by the sales of Coso and the 50% interest in CE Generation.

Interest expense, less amounts capitalized, increased in the second quarter of 1999 to $114.7 million from $78.6 million for the same period in 1998, a 45.9% increase. Interest expense, less amounts capitalized, increased in the year to date June 1999 to $215.6 million from $159.7 million, a 35.0% increase. The increases are primarily due to the acquisition of MHC and the greater average outstanding debt balances.

The provision for income taxes increased in the second quarter of 1999 to $37.2 million from $22.0 million for the same period in 1998, a 69.1% increase. The provision for income taxes increased in the year to date ended June 1999 to $63.3 million from $40.5 million for the same period in 1998, a 56.3% increase. The increases are due to higher pretax income during the comparable periods of 1999.

Minority interest increased in the second quarter to $12.4 million from $10.1 million for the same period in 1998, a 22.8% increase. Minority interest increased in the six months ended June 1999 to $23.3 million from $20.2 million in the same period in 1998, a 15.3% increase. The increase is primarily due to the acquisition of MHC which has minority interests in the form of preferred stock outstanding.

Income before extraordinary items increased in the second quarter of 1999 to $61.1 million or $1.02 per share, from $32.5 million or $.54 per share for the same period in 1998. Income before extraordinary items increased in the year to date ended June 1999 to $100.9 million or $1.69 per share from $59.8 million or $0.99 per share for the same period in 1998.

Due to the early retirements of the Senior Discount Notes, the Limited Recourse Notes and the 9.5% Senior Notes, the Company recorded extraordinary losses of approximately $5.4 million and $36.9 million, net of tax, in the three and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

The Company's cash and cash equivalents were $247.4 million at June 30, 1999 as compared to $1,606.1 million at December 31, 1998. The majority of this decrease was due to the cash used to acquire MHC. In addition, the Company recorded separately restricted cash and investments of $385.5 million and $637.6 million at June 30, 1999 and December 31, 1998, respectively. The restricted cash balance as of June 30, 1999 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the accounts include the Dieng Project and the Patuha Project restricted cash accounts; and the Philippine Projects' cash reserves for the debt service reserve funds.

Financing Activity

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

On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million of principal which were paid on March 3, 1999, at a redemption price of 110.025% plus accrued interest.

The Company redeemed $64.3 million in principal value of the 9.5% Senior Notes at an aggregate price of $71.1 million throughout the second quarter of 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss of $5.4 million.

As of June 30, 1999, the Company held 21.8 million shares of treasury stock at a cost of $713.6 million. On May 25, 1999 the Company announced that it had increased to 3.75 million the number of shares of its common stock authorized for repurchase on the open market. The Company has repurchased 2.0 million shares of common stock in 1999 at an aggregate cost of $64.7 million. The treasury shares will provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The stock repurchase plan minimizes the dilutive effect of the additional shares issued under these plans.

On May 18, 1999, CalEnergy Capital Trust, a subsidiary of the Company, effected the conversion of $103.8 million of 6 1/4% Convertible Preferred Securities into approximately 3.5 million shares of common stock of the Company. The Securities were converted at a rate of 1.6728 shares of common stock of the Company for each Security, equivalent to a conversion price of $29.89 per share of Company common stock.

Acquisitions and Dispositions

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

On February 8, 1999, the Company created a new subsidiary, CE Generation and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $245 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $675 million.

On May 18,1999, the Company announced the sale of approximately 6.74 million shares of McLeodUSA ("McLeod") Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million or $0.65 per diluted share.

In July 1999, the Company's wholly-owned subsidiary, CE Gas, closed its acquisition of a 67% interest in the Anglia Field located in the Southern Gas Basin in the North Sea. The producing field is expected to provide the Company with 89 billion cubic feet of natural gas reserves, which will give the Company further options in support of its growing gas supply business in the U.K.

On July 16, 1999, the Company announced that HomeServices.Com Inc., a subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering of common stock.
HomeServices.Com, which will be the surviving entity of a merger with MidAmerican Realty Services, intends to use the net proceeds received by it in the offering for general corporate purposes, which are expected to include acquisitions and the continued development of its E-commerce operations.

Minerals Extraction

The Company developed and owns the rights to proprietary processes for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Salton Sea Extraction
Project") as well as the production of power to be used in the extraction process. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. The Company intends to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company is also investigating producing silica as an extraction project. Silica is used as a filler for such products as paint, plastics and high temperature cement.

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $43.2 million of such costs through June 30, 1999.

Imperial Valley Construction Projects

Salton Sea Power LLC, an indirect wholly owned subsidiary of CE Generation, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

Salton Sea V will be constructed pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119.1 million. Salton Sea Power LLC has incurred approximately $32.4 million of such costs through June 30, 1999.

CE Turbo LLC, an indirect wholly owned subsidiary of CE Generation is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net MW. The net output of the CE Turbo Project will be sold to the Zinc Recovery Project or sold through the PX.

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

On December 2, 1994, subsidiaries of the Company, Himpurna California Energy Ltd. ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of geothermal steam fields and geothermal power facilities located in Central Java in Indonesia with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed separate "take-or-pay" energy sales contracts ("ESCs") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. The Government of Indonesia provided sovereign performance undertakings of the obligations under the joint operating and "take-or-pay" contracts.

In 1997 and 1998 a series of Indonesian government decrees and other actions (including the non-payment of all monthly invoices from HCE's Dieng Unit I, which became operational in March 1998) created significant uncertainty as to whether PLN and the Indonesian government would honor their contractual obligations to the Indonesian Subsidiaries.

Accordingly, the Indonesian Subsidiaries commenced arbitration proceedings as provided under the Indonesian Subsidiaries' contracts with PLN. On May 4, 1999 the Company announced that an international arbitration panel entered unanimous awards in favor of the Indonesian Subsidiaries in the arbitration matters brought by them against PLN. Finding that PLN had breached the provisions of the ESCs between PLN and both HCE and PPL, the arbitration panel awarded HCE approximately $391.7 million and PPL approximately $180.6 million in damages and ordered PLN to pay these amounts immediately. Since the above amounts have not been paid to HCE and PPL, as required by the arbitration panel, HCE and PPL are proceeding with arbitration against the Government of Indonesia under the sovereign performance undertakings provided to HCE and PPL by the Ministry of Finance.

Cordova

Cordova Energy Company LLC, ("Cordova") an indirect wholly owned subsidiary of the Company, proposes to construct a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova has entered into an engineering, procurement and construction contract with SWEC to build the project, estimated to cost $247 million, excluding financing, contingencies and interest during construction. The Company has also entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova has the option to elect on an annual basis to retain up to 50% of the project output for sales to others. The construction of the Cordova Project is expected to commence in August 1999 and to be completed in mid-2001.

Evolution of the Domestic Utility Industry

The U.S. utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

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

During the transition to full competition, increased volatility in the marketplace can be expected. With the elimination of the energy adjustment clause in Iowa, MEC is exposed to movements in energy prices. Although MEC has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MEC at a time of high market prices could subject MEC to losses on its energy sales.

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

In addition, the law provides for Illinois earnings above a certain level of return on common equity ("ROE") to be shared equally between customers and MEC beginning in April 2000. MidAmerican's ROE level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The ROE level at which MEC will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.5% above the 30-year Treasury bond rate. If the resulting average Treasury Bond rate were equal to the December 1998 30-year Treasury Bond rate, the ROE level above which sharing must occur would be approximately 10.6% for 1998 and 1999 and 13.6% for 2000 - 2004. The law allows MEC to mitigate the sharing of earnings above the threshold ROE through accelerated cost recognition that would reduce MEC's earnings. MEC continues to evaluate its strategy regarding the sharing mechanism.

Accounting Effects of Industry Restructuring

A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MEC's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MEC could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of June 30, 1999, MEC had $279 million of regulatory assets on its balance sheet.

Domestic Rate Matters: Electric

Electric revenue from MEC's Iowa industrial customers were reduced by $6 million annually and electric prices for MEC's Iowa commercial customers were reduced by $4 million annually through several steps from mid-1997 to the end of 1998. The reductions were achieved through a retail access pilot project, negotiated individual electric contracts and a $1.5 million tariffed rate reduction for certain non-contract commercial customers. The negotiated electric contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MEC incurs to fulfill these contracts will vary. On an aggregate basis, the annual revenues under contract are approximately $180 million.

If MEC's annual Iowa electric jurisdictional ROE exceeds 12%, then earnings above the 12% level will be shared equally between customers and MEC; if the ROE exceeds 14%, then two-thirds of MEC's share of those earnings will be used for accelerated recovery of certain regulatory assets. A 1997 pricing plan settlement agreement precludes MEC from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the IUB approved, subject to additional refund, MEC's ROE calculation. During the second quarter of 1999, MEC refunded $2.2 million to its Iowa non-contract customers related to the 1998 ROE calculation. The agreement also eliminated MEC's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

Environmental Matters

Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making a significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. The nonattainment of the "downwind states" is based on the ozone standard established prior to the 1997 revisions discussed below. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MEC's facilities are not currently subject to additional emissions reductions as a result of this initiative.

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

In May 1999, the U.S. District Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. The EPA has appealed the court's ruling to the full panel of the U.S. District Court of Appeals for the District of Columbia Circuit. Argument in the appeal proceeding is scheduled for the fall of 1999. As a result of the court's decision and the current status of the standards, the impact of any new standards on MidAmerican is currently unknown.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MEC expects to contribute approximately $42 million during the period 1999 through 2003 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Approximately 65% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

MEC makes payments to Nebraska Public Power District ("NPPD") related to decommissioning Cooper. These payments are reflected in operating expenses in the income statement. NPPD estimates call for MEC to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1999 through 2003. NPPD invests the funds predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MEC's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MEC as the defendant and seeking a declaration of MEC's rights and obligations in connection with Cooper nuclear decommissioning funding. See Note 6 to the financial statements regarding Cooper litigation.

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. MEC currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings.

Securitization of Accounts Receivable

In 1997, MEC entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MEC. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MEC received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale, as determined by SFAS No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MEC or its creditors. Therefore, the accounts receivable sold are not reflected on the balance sheet. As of June 30, 1999, $87.4 million of accounts receivable, net of reserves, were sold under the agreement.

In December 1998, Northern entered into a revolving receivable purchase agreement with Kitty Hawk Funding Corporation ("Kitty Hawk"), an unaffiliated special purpose entity established to purchase accounts receivable. The agreement, which expires in December 1999, allows Northern to sell all of its rights, title and interest in the majority of its billed electricity accounts receivable and to borrow against its unbilled electricity accounts receivable. In March 1999, Northern received $161 million in cash associated with the agreement, $143 million of which was accounted for as a sale and $18 million of which was accounted for as a loan.

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

The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not Year 2000 compliant. As of June 30, 1999, the Company is approximately 98% complete in repairing or replacing those systems. The Company expects to be 100% complete of correcting, testing, and compliance by October 1999.

Total Y2K expenditures, for both repairing or replacing non-compliant systems and contingency planning, are expected to total approximately $22.3 million. Through June 30, 1999, the Company has paid approximately $14.8 million of Y2K expenditures. The Company has renovated or replaced several non-compliant systems to gain enhanced functionalities. The cost of these types of renovations and replacements is not reported herein since their development and installation were not driven by Y2K concerns. The Company is not aware of any additional material costs necessary to bring all of its systems into compliance however, there is no assurance that additional costs will not be incurred.

A contingency plan identifying credible worst-case scenarios is being developed. The contingency plan is comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems, and recovery entails planning to restore services in the event that year 2000 problems occur. It is expected that the contingency plan will be finalized in the third quarter of 1999.

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

Forward-looking Statements

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.
------  ------------------

        As of June 30, 1999, there are no material outstanding lawsuits against the Company; however see Note 6, Commitments and Contingencies regarding litigation involving the Company's projects and subsidiaries.

ITEM 2  CHANGES IN SECURITIES.
------  ----------------------

        Not applicable.

ITEM 3  DEFAULTS ON SENIOR SECURITIES.
------  ------------------------------

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ----------------------------------------------------

        The Company held its 1999 Annual Meeting of Shareholders on May 20, 1999. At the Annual Meeting, shareholders voted on two issues. The results of the votes are as follows:

        1. Vote regarding election of Class I directors nominated by the Board of Directors.

                                          For            Withheld
                                       ----------       ---------
            Judith E. Ayres            48,441,474       1,463,635
            Stanley J. Bright          48,441,240       1,463,869
            Jack W. Eugster            48,433,529       1,471,580
            David L. Sokol             48,431,031       1,474,078
            David E. Wit               48,433,696       1,471,413

         2. Vote regarding ratification of the appointment of Deloitte & Touche as the Company's auditors for fiscal year 1999.

                                For           Against          Abstaining
                             ----------       -------          ----------

                             49,828,538        53,691            22,880

ITEM 5  OTHER INFORMATION.
------  ------------------

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.
------  ---------------------------------

(A)     EXHIBITS:

Exhibits Filed Herewith
-----------------------

        Exhibit 10 - Restated Deferred Compensation Plan - Board of Directors

        Exhibit 11 - Calculation of Earnings Per Share.

        Exhibit 15 - Awareness Letter of Independent Accountants.

        Exhibit 27 - Financial Data Schedule.

(B)     REPORTS ON FORM 8-K

        During the quarter ended June 30, 1999 the Company filed the following:

        (i) Form 8-K/A dated May 14, 1999 amending Form 8-K dated February 26, 1999 and filed on March 15, 1999 and Form 8-K dated March 12, 1999 and filed March 26, 1999, and providing required financial information relating to the MHC Inc. (formerly MidAmerican Energy Holdings Company) merger, the CE Generation sale and the Coso Partnerships sale.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MIDAMERICAN ENERGY HOLDINGS COMPANY
                                 -----------------------------------

                                            (Registrant)





Date:  August 11, 1999                  /s/  Patrick J. Goodman
                                -----------------------------------------------
                                             Patrick J. Goodman
                                Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------


10      Restated Deferred Compensation Plan - Board of Directors

11      Calculation of Earnings Per Share

15      Awareness Letter of Independent Accountants

27      Financial Data Schedule