Form 10-Q
period 1999-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 1999-11-12
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 1999

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                         94-2213782
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

666 Grand  Avenue,  Des Moines, IA                          50309
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
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

Former name, former address and former fiscal year, if changed since last
report.   N/A
         -----

59,868,107 shares of Common Stock, no par value, were outstanding as of September 30, 1999.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

                                                                      PAGE NO.
ITEM 1.  Financial Statements

         Independent Accountants' Report................................  3

         Consolidated Balance Sheets, September 30, 1999
            and December 31, 1998.......................................  4

         Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 1999 and 1998....................  5

         Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998...............  6

         Notes to Consolidated Financial Statements.....................  7

ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 15

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................. 31
ITEM 2.  Changes in Securities.......................................... 31
ITEM 3.  Defaults on Senior Securities.................................. 31
ITEM 4.  Submission of Matters to a Vote of Security Holders............ 31
ITEM 5.  Other Information.............................................. 31
ITEM 6.  Exhibits and Reports on Form 8-K............................... 31

Signatures    .......................................................... 32

Exhibit Index .......................................................... 33

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of September 30, 1999, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and the related consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Des Moines, Iowa
October 25, 1999


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 AS OF
                                                                     ---------------------------
                                                                      SEPTEMBER 30   DECEMBER 31
                                                                         1999            1998
                                                                     ------------    ------------
                                                                     (UNAUDITED)
ASSETS
Cash and investments .............................................   $    167,264    $ 1,606,148
Marketable securities ............................................        100,178              -
Restricted cash and investments ..................................        384,548        637,571
Accounts receivable ..............................................        461,927        528,116
Properties, plant, contracts and equipment, net ..................      5,848,787      4,236,039
Excess of cost over fair value of net assets acquired, net .......      2,778,203      1,538,176
Regulatory assets ................................................        265,526              -
Equity investments ...............................................        201,373        125,036
Deferred charges and other assets ................................        801,748        432,438
                                                                     ------------    -----------

   TOTAL ASSETS ..................................................   $ 11,009,554    $ 9,103,524
                                                                     ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable .................................................   $    441,934    $   305,757
Accrued liabilities ..............................................      1,655,212      1,009,091
Parent company debt ..............................................      1,977,073      2,645,991
Subsidiary and project-level debt ................................      4,320,563      3,093,810
Deferred income taxes ............................................        916,671        543,391
                                                                     ------------    -----------

   Total liabilities .............................................      9,311,453      7,598,040
                                                                     ------------    -----------

Deferred income ..................................................         65,934         58,468
Preferred securities of subsidiaries .............................        147,192         66,033
Company-obligated mandatorily redeemable
   convertible preferred securities of subsidiary trusts .........        450,000        553,930
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts ...............................        101,598              -

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock - authorized 2,000 shares, no par value ..........              -              -
Common stock - authorized 180,000 shares, no par value;
   82,980 shares issued, 59,868 and 59,605 shares outstanding,
   at September 30, 1999 and December 31, 1998, respectively .....              -              -
Additional paid in capital .......................................      1,239,007      1,238,690
Retained earnings ................................................        450,988        340,496
Accumulated other comprehensive income ...........................         (4,293)            45
Treasury stock - 23,112 and 23,375 common shares at
   September 30, 1999 and December 31, 1998, respectively, at cost       (752,325)      (752,178)
                                                                     ------------    -----------
   Total Stockholders' Equity ....................................        933,377        827,053
                                                                     ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 11,009,554    $ 9,103,524
                                                                     ============    ===========


The accompanying notes are an integral part of these financial statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS                  NINE MONTHS
                                                 ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                              ------------------------    --------------------------
                                                 1999          1998          1999            1998
                                              -----------    ---------    -----------    -----------
REVENUES:
   Operating revenue ......................   $ 1,062,560    $ 600,862    $ 2,864,047    $ 1,813,302
   Interest and other income ..............        27,357       26,885        100,934         79,274
   Gain on sale of qualified facilities ...             -            -         20,173              -
   Gain on sale of McLeod .................             -            -         78,223              -
                                              -----------    ---------    -----------    -----------
TOTAL REVENUES ............................     1,089,917      627,747      3,063,377      1,892,576
                                              -----------    ---------    -----------    -----------

COSTS AND EXPENSES:
   Cost of sales ..........................       515,430      265,605      1,462,496        848,018
   Operating expense ......................       263,283      109,137        695,858        345,773
   Depreciation and amortization ..........       115,630       81,449        306,376        247,033
   Interest expense .......................       124,593       95,750        372,888        283,956
   Less interest capitalized ..............       (18,391)     (14,464)       (51,101)       (42,941)
                                              -----------    ---------    -----------    -----------
TOTAL COSTS AND EXPENSES ..................     1,000,545      537,477      2,786,517      1,681,839
                                              -----------    ---------    -----------    -----------

Income before provision for income taxes ..        89,372       90,270        276,860        210,737

Provision for income taxes ................        27,491       32,112         90,783         72,595
                                              -----------    ---------    -----------    -----------

Income before minority interest ...........        61,881       58,158        186,077        138,142

Minority interest .........................        12,185       10,535         35,529         30,758
                                              -----------    ---------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM ..........        49,696       47,623        150,548        107,384

Extraordinary item, net of tax ............        (3,170)           -        (40,056)             -
                                              -----------    ---------    -----------    -----------

NET INCOME AVAILABLE TO COMMON
   STOCKHOLDERS ...........................   $    46,526    $  47,623    $   110,492    $   107,384
                                              ===========    =========    ===========    ===========

NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM - BASIC ............    $      0.82    $    0.80    $      2.51    $      1.78
Extraordinary item ........................         (0.05)           -          (0.67)             -
                                              -----------    ---------    -----------    -----------
NET INCOME PER SHARE......................    $      0.77    $    0.80    $      1.84    $      1.78
                                              ===========    =========    ===========    ===========

Average number of common
   shares outstanding .....................        60,592       59,674         59,945         60,330
                                              ===========    =========    ===========    ===========

NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM - DILUTED...........    $      0.76    $    0.72    $      2.29    $      1.67
Extraordinary item ........................         (0.04)           -          (0.56)             -
                                              -----------    ---------    -----------    -----------
NET INCOME PER SHARE - DILUTED............    $      0.72    $    0.72    $      1.73    $      1.67
                                              ===========    =========    ===========    ===========


Diluted shares outstanding ................        71,330       73,540         72,397         74,274
                                              ===========    =========    ===========    ===========


The accompanying notes are an integral part of these financial statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30
                                                                               1999          1998
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................   $   110,492    $   107,384
Adjustments to reconcile to net cash flows from operating activities:
   Gain on sale of QFs and McLeod ......................................       (98,396)             -
   Extraordinary item, net of tax ......................................        40,056              -
   Depreciation and amortization .......................................       261,882        213,325
   Amortization of excess of cost over fair value of net assets acquired        44,494
                                                                                               33,708
   Amortization of deferred financing costs and other costs ............        15,844         13,922
   Provision for deferred income taxes .................................       (69,243)        46,504
   Undistributed earnings on equity investments ........................       (17,194)         4,820
   Income applicable to minority interest ..............................        10,917          3,392
   Changes in other items:
     Accounts receivable ...............................................       207,289        (59,888)
     Accounts payable, accrued liabilities and deferred income .........        32,511         57,247
                                                                           -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES ...............................       538,652        420,414
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of MidAmerican and Kiewit's interests, net of cash acquired ...    (2,501,425)      (502,916)
Proceeds from sale of QFs, net of cash disposed ........................       365,074              -
Purchase of marketable securities ......................................       (62,022)             -
Proceeds from sale of marketable securities ............................       451,234              -
Capital expenditures relating to operating projects ....................      (243,079)      (184,787)
Acquisition of CE Gas assets ...........................................       (72,272)       (35,677)
Domestic - construction in progress ....................................       (97,810)             -
Indonesian and other development costs net of recoveries ...............         3,407       (101,078)
Philippine-construction in progress ....................................       (42,631)       (85,663)
Decrease in restricted cash and investments ............................       114,783        185,464
Increase in other assets ...............................................       (52,620)       (24,343)
                                                                           -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES ...............................    (2,137,361)      (749,000)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary and project debt ..............................     1,304,373        107,234
Proceeds from parent company debt ......................................             -      1,400,000
Repayment of subsidiary and project debt ...............................      (325,408)      (112,594)
Repayment of parent company debt .......................................      (720,473)             -
Purchase of treasury stock .............................................      (104,847)      (724,791)
Other ..................................................................        10,182        (32,605)
                                                                           -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES ...............................       163,827        637,244
                                                                           -----------    -----------

Effect of exchange rate changes on cash ................................        (4,002)        18,186
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...................    (1,438,884)       326,844
Cash and cash equivalents at beginning of period .......................     1,606,148      1,451,410
                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................   $   167,264    $ 1,778,254
                                                                           ===========    ===========

Interest paid, net of amount capitalized ...............................   $   298,542    $   197,680
                                                                           ===========    ===========
Income taxes paid ......................................................   $    91,728    $    53,319
                                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

In the opinion of management of MidAmerican Energy Holdings Company (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals and the disposition of partial interests in certain of the Company's independent power generating facilities in order to maintain the qualifying facilities status of such power generating facilities. See Note 3.

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

Unaudited pro forma combined revenue, income before extraordinary item, net income and basic earnings per share of the Company and MHC for the nine months ended September 30, 1999 and 1998, as if the acquisition had occurred at the beginning of the year after giving effect to certain pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the issuance of senior secured notes and bonds and the redemptions of certain limited recourse notes and senior discount notes, were $3.47 billion, $164.4 million, $124.3 million and $2.08, respectively, compared to $2.90 billion, $81.4 million, $81.4 million and $1.35, respectively, for the same period last year.

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

The Company redeemed $103.9 million in principal value of the 9.5% Senior Notes at an aggregate price of $114.6 million throughout the first nine months of 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss of $8.5 million net of tax in the first nine months of 1999.

5.   PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT:

Properties, plants, contracts and equipment comprise the following (in thousands):

                                                        September 30    December 31
                                                            1999            1998
                                                         -----------    -----------
                                                         (Unaudited)
Operating assets:
Utility system .......................................   $ 3,909,859    $ 1,305,806
Power plants .........................................       831,855      1,868,002
Wells and resource development .......................       175,421        473,237
Power sales agreements ...............................       102,677        193,868
Other assets .........................................       364,163        313,029
                                                         -----------    -----------

Total operating assets ...............................     5,383,975      4,153,942

Less accumulated depreciation and amortization .......      (586,846)      (769,526)
                                                         -----------    -----------

Net operating assets .................................     4,797,129      3,384,416

Mineral and gas reserves and exploration assets, net .       480,738        375,208
Construction in progress:
     Casecnan ........................................       286,579        243,948
     Indonesia .......................................       189,973        190,175
     Zinc recovery project ...........................        60,516         24,183
     Cordova, Salton Sea V and other .................        33,852         18,109
                                                         -----------    -----------

Total ................................................   $ 5,848,787    $ 4,236,039
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

On or about August 14, 1998, the Company, through the Indonesian Subsidiaries, began arbitration proceedings against PLN in connection with the HCE's and PPL's geothermal power projects in Indonesia, the Dieng Project and the Patuha Project. The arbitration was conducted under the United Nations Commission of International Trade Law ("UNCITRAL") rules. In its Statement of Claim, HCE alleged that PLN breached the "take-or-pay" provisions of its ESA with HCE and, through its conduct has repudiated the ESC with HCE. In its Statement of Claim, PPL alleged that, in conjunction with PLN's breach of the ESC with HCE and through its conduct, PLN repudiated the ESC with PPL. On or about December 10, 1998, PLN delivered two Statements of Defense in respect of the HCE claim and the PPL claim.

An arbitral tribunal found that PLN had materially breached the provisions of the Energy Sales Contracts between PLN and both HCE and PPL, and awarded HCE $391,711,652 and PPL $180,570,322, and ordered PLN to pay these amounts immediately. Following PLN's failure to pay such amounts, PPL and HCE demanded payment pursuant to the sovereign performance undertakings issued by the Minister of Finance ("MOF") on behalf of the Republic of Indonesia ("ROI") and following the ROI's failure to pay brought an arbitration against the ROI for breach of those undertakings.

A final award was issued by an international arbitration panel in the ROI arbitration on October 15, 1999 which found that:

     o The ROI is in breach of its performance undertakings and violated international law.

     o The ROI is required to pay HCE and PPL an aggregate amount of approximately $575 million.

The Company carries political risk insurance on its investment in HCE and PPL through OPIC, an agency of the U.S. Government, as well as through private market insurers. Such insurance covers expropriation of the Company's investment in HCE and PPL, as well as material breaches by PLN of the ESCs and by the ROI of its performance undertakings. The Company filed claims in the amount of approximately $290 million pursuant to such political risk insurance policies with OPIC and the private market insurers and intends to vigorously pursue such claims with OPIC and the private market insurers, if necessary.

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

On October 6, 1999, the Court rendered summary judgment for NPPD on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MEC (issues one, two, three and five in the second paragraph above). On November 3, 1999 the Court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date. MEC filed its appeal with the Federal Court of Appeals for the Eighth Circuit of the Court's summary judgment ruling. MEC will participate in mediation in an attempt to resolve the remaining issues.

7.   SUBSEQUENT EVENTS:

On October 14, 1999, the Company announced that HomeServices.Com, a subsidiary of the Company, closed its initial public offering of 3,250,000 shares of common stock at $15 per share. HomeServices sold 2,187,500 shares and the Company, the selling stockholder, sold 1,062,500 shares in the offering. HomeServices.Com is the surviving entity of a merger with MidAmerican Realty Services. The net proceeds received by it in the offering will be used for general corporate purposes, which are expected to include acquisitions and the continued development of its E-commerce operations.

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., the current chairman of Level 3 Communications, Inc. and a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a premium of approximately 29% over the October 22, 1999 closing price of $27.25, the last trading day prior to the announcement of the transaction. Berkshire Hathaway will invest approximately $1.25 billion in common stock and convertible preferred stock and $800 million in nontransferable trust preferred stock. Mr. Scott will contribute approximately $280 million in cash and current securities of the Company and Mr. Sokol will contribute current securities of the Company having a value of approximately $18 million. Upon completion of the transaction, Berkshire Hathaway will own not more than 9.9% of the voting stock, Mr. Scott will own approximately 88% of the voting stock and Mr. Sokol will own approximately 2% of the voting stock. In addition, the transaction is subject to the investor group obtaining evidence satisfactory to them that neither they nor their affiliates will be subject to regulation as a registered holding company under the Public Utility Holding Company Act of 1935, as amended. Following the merger, it is expected that the Company will be a public utility holding company exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended, except for Section 9(a)(2) thereof.

The Company has or will file applications requesting the approval of the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and, with respect to the transfer of jurisdictional gas properties, the Illinois Commerce Commission. In addition, the Company and members of the investor group will file their notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the pre-merger notification period must expire. The Company will also file an application with the Iowa Utilities Board which has the right to review the proposed transaction and to disapprove it only if found not to be in the public interest. State regulators in Illinois, Nebraska and South Dakota will also be notified and the transaction is subject to approval by the shareholders of the Company at a special meeting. The Company currently expects that the transaction will be completed by the end of April 2000.

On September 24, 1999, the Company commenced a cash offer for all $121.115 million of its presently outstanding 9.5% Senior Notes. The Company received tenders from holders of an aggregate of $121.083 million principal which were paid in October 1999, at a redemption price of 109.798% plus accrued interest.

8.   COMPREHENSIVE INCOME:

Comprehensive income for the three months ended September 30, 1999 and 1998 was $66.7 million and $57.5 million, respectively, and for the nine months ended September 30, 1999 and 1998 was $106.5 million and $125.6 million, respectively. Comprehensive income differs from net income due primarily to foreign currency translation adjustments.

9.   ACCOUNTING PRONOUNCEMENT:

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

10.  SEGMENT INFORMATION:

The Company has identified four reportable business segments principally based on geographic area: Domestic electricity generation, foreign electricity generation (primarily the Philippines), domestic utility operations and foreign utility operations (primarily the United Kingdom). Information related to the Company's reportable operating segments are shown below (in thousands).


                                      THREE MONTHS                  NINE MONTHS
                                   ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                               --------------------------    ------------------------
                                  1999           1998           1999         1998
                               -----------    -----------    ----------   -----------
REVENUE:
Domestic generation ........   $    12,821    $   169,152    $  100,186   $   433,958
Foreign generation .........        54,636         56,540       157,696       168,868
Domestic utility ...........       591,828              -     1,294,382             -
Foreign utility ............       430,176        396,643     1,468,289     1,279,020
                               -----------    -----------    ----------   -----------
Segment revenue ............     1,089,461        622,335     3,020,553     1,881,846
Corporate ..................           456          5,412        42,824        10,730
                               -----------    -----------    ----------   -----------
                               $ 1,089,917    $   627,747    $3,063,377   $ 1,892,576
                               ===========    ===========    ==========   ===========
OPERATING INCOME: (1)
Domestic generation ........   $    12,014    $   101,659    $   61,393   $   233,199
Foreign generation .........        34,370         37,711        95,299       109,166
Domestic utility ...........       125,027              -       283,775             -
Foreign utility ............        33,717         36,695       150,851       131,021
                               -----------    -----------    ----------   -----------
Segment operating income ...       205,128        176,065       591,318       473,386
Corporate ..................        (9,554)        (4,509)        7,329       (21,634)
                               -----------    -----------    ----------   -----------
                               $   195,574    $   171,556    $  598,647   $   451,752
                               ===========    ===========    ==========   ===========
CAPITAL EXPENDITURES:
Domestic generation ........   $    90,117    $    17,268    $  161,191   $    59,076
Foreign generation .........        14,813         39,191        50,577       167,434
Domestic utility ...........        40,843              -       102,528             -
Foreign utility (2) ........       107,859         39,136       152,420       144,602
                               -----------    -----------    ----------   -----------
Segment capital expenditures       253,632         95,595       466,716       371,112
Corporate ..................            23            185            75         1,229
                               -----------    -----------    ----------   -----------
                               $   253,655    $    95,780    $  466,791   $   372,341
                               ===========    ===========    ==========   ===========

(1) Operating income excludes interest expense, net of capitalized interest.
(2) Capital expenditures at the foreign utility exclude the effect of exchange rate changes.

                                     SEPTEMBER 30    DECEMBER 31
                                         1999           1998
                                      -----------    -----------

IDENTIFIABLE ASSETS:
Domestic generation ................. $   816,352    $ 2,458,842
Foreign generation ..................   1,735,098      1,956,387
Domestic utility ....................   5,186,808              -
Foreign utility .....................   2,930,247      3,095,839
                                      -----------    -----------
Segment identifiable assets .........  10,668,505      7,511,068
Corporate ...........................     341,049      1,592,456
                                      -----------    -----------
                                      $11,009,554    $ 9,103,524
                                      ===========    ===========
LONG-LIVED ASSETS:
Domestic generation ................. $   561,109    $ 1,930,347
Foreign generation ..................   1,379,978      1,305,190
Domestic utility ....................   4,199,084              -
Foreign utility .....................   2,466,485      2,519,615
                                      -----------    -----------
Segment long-lived assets ...........   8,606,656      5,755,152
Corporate ...........................      20,334         19,063
                                      -----------    -----------
                                      $ 8,626,990    $ 5,774,215
                                      ===========    ===========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income as well as the gain on the sale of the qualified facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
---------------------

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

ACQUISITIONS/DISPOSITIONS:

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

The consummation of the MidAmerican Merger was conditioned upon receipt of a number of regulatory and shareholder approvals and the disposition of partial interests in certain of the Company's power generating facilities in order to maintain the qualifying facilities status of such independent power generating facilities. On February 26, 1999, the Company closed the sale of all of its ownership interests in the Coso Project to Caithness Energy LLC ("Caithness"). The price includes $205 million in cash and the assumption of approximately $67.7 million in debt. On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial Valley Projects and Gas Plants to CE Generation. On March 2, 1999, CE Generation closed the sale of $400 million aggregate principal amount of its 7.416% Senior Secured Bonds due 2018. On March 3, 1999, the Company closed the sale of 50% of its ownership interests in CE Generation to an affiliate of El Paso Energy Corporation for an aggregate consideration of approximately $245 million in cash, $6.5 million in contingent payments and $23.5 million in equity commitments. Including the gross proceeds from the CE Generation debt offering, the aggregate consideration was approximately $675 million.

BUSINESS OF MHC:

MHC's interests include 100% of the common stock of MEC, MidAmerican Capital Company, MidAmerican Services Company and Midwest Capital Group. MEC is primarily engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Capital Company manages marketable securities and passive investment activities, security services and other energy-related, nonregulated activities. MidAmerican Services provides energy management and related services. Midwest Capital Group functions as a regional business development company in MEC's service territory.

Currently, MEC has gas and electric operations in Iowa, Illinois and South Dakota and gas operations in Nebraska. Most of MEC's business is conducted in a rate-regulated environment and accordingly, many of its decisions as to the source and use of resources and other strategic matters are evaluated from a utility business perspective. MEC's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and third quarters.

Through October 6, 1999, MHC owned approximately 95% of the common stock of MidAmerican Realty Services. On October 6, 1999, MidAmerican Realty Services was dividended out of MHC to the Company and merged with HomeServices.Com a subsidiary of the Company. HomeServices.Com includes the Company's real estate brokerage operations and offers integrated real estate services in eleven states including residential brokerage, relocation, title, abstract and mortgage services.

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

On August 12, 1999, the United Kingdom's Office of Gas and Electricity Markets ("OFGEM") issued a draft report proposing a range of 18% to 23% of net regulated revenue reductions for the distribution business of Northern beginning April 1, 2000. The report proposed revenue reductions for all public electricity supply companies in Great Britain. On October 8, 1999, the Company received further proposals from OFGEM that clarified its intentions regarding the proposed distribution price reductions. Proposed distribution price reductions were revised below the initial range of 18% - 23% to 17%. Revised price controls are expected in November 1999, and will become effective from April 1, 2000.

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

On October 8, 1999, OFGEM indicated an initial proposed reduction of approximately 15% in Northern's supply rate cap for its electric supply business (sales to ultimate customers). The final OFGEM report on the supply price adjustment is expected at the end of November 1999, and will become effective April 1, 2000.

In the market between 100kW and 1MW of electricity demand, Northern has significantly increased its sales during 1998 and 1999. In the October 1999 contract round, sales increased by an additional 27% over the amount of business that was available for renewal. Northern is now one of the largest electricity suppliers in this sector of the U.K. market.

Northern also competes to supply gas inside and outside its authorized area. In the supply of gas to the business market, Northern expects to more than double its annual gas sales in 1999 from 1997. In the residential market Northern currently supplies gas to approximately 560,000 customers. Northern is now the third largest gas supplier of the new entrants in the U.K. residential market.

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

On February 26, 1999, the Company closed the sale of all of its ownership interests in the Navy I, Navy II and BLM, collectively the Coso Project, to Caithness. The price includes $205 million in cash plus the assumption of approximately $67.7 million in debt.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998:

Operating revenue increased in the third quarter of 1999 to $1,062.6 million from $600.9 million for the same period in 1998, a 76.8% increase. Operating revenue increased in the nine months ended September 30, 1999 to $2,864.0 million from $1,813.3 million for the same period in 1998, a 57.9% increase. Northern's operating revenue increased in the third quarter of 1999 to $424.2 million from $393.9 million for the same period in 1998 and for the nine months ended September 30, 1999 to $1,449.2 million from $1,266.5 million for the same period in 1998, primarily due to higher volumes of gas supplied as well as higher electricity supply revenues. Operating revenue decreased due to the sales of Coso and the 50% interest in CE Generation. The acquisition of MHC accounted for $587.3 million in operating revenue in the third quarter of 1999 and $1,198.5 million in the period from March 12, 1999 through September 30, 1999.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                         Three Months            Nine Months
                                      Ended September 30     Ended September 30
                                      ------------------     ------------------
                                       1999        1998       1999        1998
                                      ------      ------     ------      ------

Electricity Supplied (GWh) ........   4,208        3,526     12,849      10,831

Electricity Distributed (GWh) .....   3,719        3,657     11,578      11,611

Gas Supplied (Therms in millions) .    51.6         41.1      328.7       193.6

The increases in electricity supplied for the three months ended September 30, 1999 and the nine months ended September 1999 from the same periods in 1998 are due primarily to the increase in supply volumes for customers outside of the franchise area. The increase in electricity distributed for the three months ended September 30, 1999 and decreases in electricity distributed for the year to date ended September 1999 from the same periods in 1998 are due to changes in demand in the franchise area. The increase in gas supplied in 1999 from 1998 reflects the increased volume as the domestic gas supply business in the U.K. opened up to competition as a result of regulatory changes and the successful dual fuel marketing campaign.

The following data represents sales from utility operations for MEC. The financial results of MEC are consolidated with the Company beginning on March 12, 1999.

                                          Three Months          Nine Months
                                       Ended September 30    Ended September 30
                                       ------------------    ------------------
                                        1999        1998      1999        1998
                                       ------      ------    ------      ------

Electric Retail Sales (GWh) ..........  4,583       4,605    17,100      17,029

Electric Sales for Resale (GWh) ......  1,442       1,933     4,810       4,742

Gas Throughput (Therms in millions)  .    215         209     1,025         997


The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:

                                        Three Months          Nine Months
                                     Ended September 30    Ended September 30
                                    -------------------   ---------------------
                                      1999      1998        1999*       1998
                                    -------   ---------   ---------   ---------

Overall capacity factor.....         101.2%      105.1%       97.5%        98.5%

kWh produced (in thousands).        597,800   1,177,500   2,039,700   3,273,700

Capacity (net MW)...........          267.4       507.4       319.3       507.4

* The nine months ended September 30, 1999 is a weighted average for the disposition of the Coso Project.

The capacity factor for the nine months ended September 30, 1999 decreased compared to the same period in 1998, due to scheduled turbine overhauls at Del Ranch, Leathers and Elmore. The decrease in kWh produced for both the three and nine month periods ending September 1999 compared to September 1998 is the result of the sale of Coso.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                                  Three Months                Nine Months
                               Ended September 30          Ended September 30
                             ----------------------      ----------------------
                                1999         1998           1999         1998
                             ---------    ---------      ---------    ---------

Overall capacity factor.....     88.3%        81.0%          87.3%        79.5%

kWh produced (in thousands). 1,111,200    1,019,800      3,260,600    2,969,840

Capacity NMW................     570.0        570.0          570.0        570.0

The capacity factor of the Gas Plants reflects certain contractual curtailments. The increases from the prior period was primarily due to the severe winter snow and ice storms which caused transmission curtailments at Saranac, as well as a turbine overhaul at PRI in the first quarter of 1998.

Interest and other income increased in the third quarter of 1999 to $27.4 million from $26.9 million for the same period in 1998, a 1.9% increase. The increase is primarily due to increased earnings in equity investments. Interest and other income increased for the year to date period ended September 1999 to $100.9 million from $79.3 million in the same period in 1998. Higher corporate cash balances, the addition of MHC amounts due to the acquisition, and the addition of equity income from CE Generation accounted for the increase.

On May 18, 1999, the Company announced the sale of approximately 6.74 million shares of McLeodUSA ("McLeod") Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million or $0.65 per diluted share.

Cost of sales increased in the third quarter of 1999 to $515.4 million from $265.6 million for the same period in 1998, a 94.1% increase. Cost of sales increased in the nine months ended September 1999 to $1,462.5 million from $848.0 million from the same period in 1998, a 72.5% increase. The increases are primarily due to higher volumes of gas and electricity supplied at Northern and the acquisition of MHC.

Operating expense increased in the third quarter of 1999 to $263.3 million from $109.1 million for the same period in 1998, a 141.3% increase. Operating expenses increased in the year to date ended September 1999 to $695.9 million from $345.8 million for the same period in 1998, a 101.2% increase. The increases are primarily due to the acquisition of MHC partially offset by the sales of Coso and an interest in CE Generation.

Depreciation and amortization increased in the third quarter of 1999 to $115.6 million from $81.4 million for the same period in 1998. Depreciation and amortization increased in the year to date September 1999 to $306.4 million from $247.0 million in the same period in 1998, a 24.0% increase. The increases are due to the acquisition of MHC, partially offset by the sales of Coso and the 50% interest in CE Generation.

Interest expense, less amounts capitalized, increased in the third quarter of 1999 to $106.2 million from $81.3 million for the same period in 1998, a 30.6% increase. Interest expense, less amounts capitalized, increased in the year to date September 1999 to $321.8 million from $241.0 million, a 33.5% increase. The increases are primarily due to the acquisition of MHC and the greater average outstanding debt balances.

The provision for income taxes decreased in the third quarter of 1999 to $27.5 million from $32.1 million for the same period in 1998, a 14.3% decrease. The provision for income taxes increased in the year to date ended September 1999 to $90.8 million from $72.6 million for the same period in 1998, a 25.1% increase. The year to date increase is due to higher pretax income during the comparable period of 1999.

Minority interest increased in the third quarter to $12.2 million from $10.5 million for the same period in 1998, a 16.2% increase. Minority interest increased in the nine months ended September 1999 to $35.5 million from $30.8 million in the same period in 1998, a 15.3% increase. The increase is primarily due to the acquisition of MHC which has minority interests in the form of preferred stock outstanding.

Income before extraordinary items increased in the third quarter of 1999 to $49.7 million or $0.82 per share, from $47.6 million or $0.80 per share for the same period in 1998. Income before extraordinary items increased in the year to date ended September 1999 to $150.5 million or $2.51 per share from $107.4 million or $1.78 per share for the same period in 1998.

Due to the early retirements of the Senior Discount Notes, the Limited Recourse Notes and the 9.5% Senior Notes, the Company recorded extraordinary losses of approximately $3.2 million and $40.1 million, net of tax, in the three and nine months ended September 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

The Company's cash and cash equivalents were $167.3 million at September 30, 1999 as compared to $1,606.1 million at December 31, 1998. The majority of this decrease was due to the cash used to acquire MHC. In addition, the Company recorded separately restricted cash and investments of $384.5 million and $637.6 million at September 30, 1999 and December 31, 1998, respectively. The restricted cash balance as of September 30, 1999 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the accounts include the Dieng Project and the Patuha Project restricted cash accounts; and the Philippine Projects' cash reserves for the debt service reserve funds.

Financing Activity

The remaining outstanding Senior Discount Notes of $369.5 million were redeemed on January 15, 1999 at a redemption price of 105.125% plus accrued interest.

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

The Company redeemed $39.5 million in principal value of the 9.5% Senior Notes at an aggregate price of $43.5 million throughout the third quarter of 1999. The Company has redeemed $103.9 million in principal value through the nine months ended September 30, 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss of $3.2 million in the third quarter and $8.5 million in the nine months ended September 30, 1999.

On September 24, 1999, the Company commenced a cash offer for all $121.115 million of its presently outstanding 9.5% Senior Notes. The Company received tenders from holders of an aggregate of $121.083 million principal which were paid in October 1999, at a redemption price of 109.798% plus accrued interest.

As of September 30, 1999, the Company held 23.1 million shares of treasury stock at a cost of $752.3 million. On May 25, 1999, the Company announced that it had increased to 3.75 million the number of shares of its common stock authorized for repurchase on the open market. The Company has repurchased 3.4 million shares of common stock in 1999 at an aggregate cost of $104.8 million. The treasury shares will provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The stock repurchase plan minimizes the dilutive effect of the additional shares issued under these plans.

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

On February 26, 1999, the Company closed the sale of all of its indirect ownership interest in the Coso Project to Caithness. The price includes $205 million in cash and the assumption of approximately $67.7 million in debt.

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

On May 18, 1999, the Company announced the sale of approximately 6.74 million shares of McLeodUSA ("McLeod") Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million or $0.65 per diluted share.

In July 1999, the Company's wholly-owned subsidiary, CE Gas, closed its acquisition of a 67% interest in the Anglia Field located in the Southern Gas Basin in the North Sea. The producing field is expected to provide the Company with 89 billion cubic feet of natural gas reserves, which will give the Company further options in support of its growing gas supply business in the U.K.

On October 14, 1999, the Company announced that HomeServices.Com, a subsidiary of the Company, closed its initial public offering of 3,250,000 shares of common stock at $15 per share. HomeServices sold 2,187,500 shares and the Company, the selling stockholder, sold 1,062,500 shares in the offering. HomeServices.Com is the surviving entity of a merger with MidAmerican Realty Services. The net proceeds received by it in the offering will be used for general corporate purposes, which are expected to include acquisitions and the continued development of its E-commerce operations.

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., the current chairman of Level 3 Communications, Inc. and a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a premium of approximately 29% over the October 22, 1999 closing price of $27.25, the last trading day prior to the announcement of the transaction. Berkshire Hathaway will invest approximately $1.25 billion in common stock and convertible preferred stock and $800 million in nontransferable trust preferred stock. Mr. Scott will contribute approximately $280 million in cash and current securities of the Company and Mr. Sokol will contribute current securities of the Company having a value of approximately $18 million. Upon completion of the transaction, Berkshire Hathaway will own not more than 9.9% of the voting stock, Mr. Scott will own approximately 88% of the voting stock and Mr. Sokol will own approximately 2% of the voting stock. In addition, the transaction is subject to the investor group obtaining evidence satisfactory to them that neither they nor their affiliates will be subject to regulation as a registered holding company under the Public Utility Holding Company Act of 1935, as amended. Following the merger, it is expected that the Company will be a public utility holding company exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended, except for Section 9(a)(2) thereof.

The Company has or will file applications requesting the approval of the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission and, with respect to the transfer of jurisdictional gas properties, the Illinois Commerce Commission. In addition, the Company and members of the investor group will file their notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the pre-merger notification period must expire. The Company will also file an application with the Iowa Utilities Board which has the right to review the proposed transaction and to disapprove it only if found not to be in the public interest. State regulators in Illinois, Nebraska and South Dakota will also be notified and the transaction is subject to approval by the shareholders of the Company at a special meeting. The Company currently expects that the transaction will be completed by the end of April 2000.

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

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operation in mid-2000. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC
Contract"). Kvaerner is a wholly owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc

Recovery Project are expected to be approximately $200.9 million. The Company has incurred $60.5 million of such costs through September 30, 1999.

Imperial Valley Construction Projects

Salton Sea Power LLC, an indirect wholly owned subsidiary of CE Generation, is constructing Salton Sea V. Salton Sea V will be a 49 net MW geothermal power plant, which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

Salton Sea V will be constructed pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Salton Sea V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. Salton Sea V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea V are expected to be approximately $119.1 million. Salton Sea Power LLC has incurred approximately $61.3 million of such costs through September 30, 1999.

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

The CE Turbo Project and the Region 2 brine facilities construction are being constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC are guaranteed by Stone & Webster, Incorporated. The CE Turbo Project is scheduled to commence initial operations in mid-2000 and the Region 2 brine facilities construction is scheduled to be completed in early-2000. Total project costs for both the CE Turbo Project and the Region 2 brine facilities construction are expected to be approximately $63.7 million. The Company has incurred $29.3 million of such costs through September 30, 1999.

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

CE Casecnan has entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Casecnan Construction Contract"). The work under the Casecnan Construction Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and
Colenco Power Engineering Ltd. The Casecnan Project, which was expected to become operational in the fourth quarter of 2000, may now become operational in the first quarter of 2001 due to certain recent delays experienced by the contractor.

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

On or about August 14, 1998, the Company, through the Indonesian Subsidiaries, began arbitration proceedings against PLN in connection with the HCE's and PPL's geothermal power projects in Indonesia, the Dieng Project and the Patuha Project. The arbitration was conducted under the United Nations Commission of International Trade Law ("UNCITRAL") rules. In its Statement of Claim, HCE alleged that PLN breached the "take-or-pay" provisions of its ESA with HCE and, through its conduct has repudiated the ESC with HCE. In its Statement of Claim, PPL alleged that, in conjunction with PLN's breach of the ESC with HCE and through its conduct, PLN repudiated the ESC with PPL. On or about December 10, 1998, PLN delivered two Statements of Defense in respect of the HCE claim and the PPL claim.

An arbitral tribunal found that PLN had materially breached the provisions of the Energy Sales Contracts between PLN and both HCE and PPL, and awarded HCE $391,711,652 and PPL $180,570,322, and ordered PLN to pay these amounts immediately. Following PLN's failure to pay such amounts, PPL and HCE demanded payment pursuant to the sovereign performance undertakings issued by the Minister of Finance ("MOF") on behalf of the Republic of Indonesia ("ROI") and following the ROI's failure to pay brought an arbitration against the ROI for breach of those undertakings.

A final award was issued by an international arbitration panel in the ROI arbitration on October 15, 1999 which found that:

     o The ROI is in breach of its performance undertakings and violated international law.

     o The ROI is required to pay HCE and PPL an aggregate amount of approximately $575 million.

The Company carries political risk insurance on its investment in HCE and PPL through OPIC, an agency of the U.S. Government, as well as through private market insurers. Such insurance covers expropriation of the Company's investment in HCE and PPL, as well as material breaches by PLN of the ESCs and by the ROI of its performance undertakings. The Company filed claims in the amount of approximately $290 million pursuant to such political risk insurance policies with OPIC and the private market insurers and intends to vigorously pursue such claims with OPIC and the private market insurers, if necessary.

Cordova

Cordova Energy Company LLC ("Cordova"), an indirect wholly owned subsidiary of the Company, has commenced construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova has entered into engineering, procurement and construction contract with SWEC to build the project. Total project costs are estimated to be approximately $288.9 million. The Company has also entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova has the option to elect on an annual basis to retain up to 50% of the project output for sales to others. The construction of the Cordova Project is expected to be completed in mid-2001.

On September 10, 1999 Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. As part of the financing, approximately $93.5 million of 8.64% Series A-1 Senior Secured Bonds due 2019 were issued. Additional Series A Senior Secured Bonds will be issued as required to fund construction. Cordova Funding will loan the proceeds to Cordova as required. The Company has incurred $39.0 million of such costs through September 30, 1999. Total equity funding is expected to be approximately $63.9 million.

Evolution of the Domestic Utility Industry

The U.S. utility industry continues to evolve into an increasingly competitive environment. In virtually every region of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions being deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. While retail electric competition is presently not permitted in Iowa, MEC's primary market, legislation to do so was introduced in Iowa's legislature during the 1999 session. While this legislation has not passed, it is expected to be considered again by the Iowa legislature in 2000. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board ("IUB"). MEC is actively participating in the legislative and regulatory processes.

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

Legislative and Regulatory Evolution

In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, beginning October 1, 1999, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers are allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

In addition, the law provides for Illinois earnings above a certain level of return on common equity ("ROE") to be shared equally between customers and MEC beginning in April 2000. MidAmerican's ROE level will be based on a rolling two-year average, with the first determination being based on an average of 1998 and 1999. The ROE level at which MEC will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999. Legislation passed in July 1999 increases the benchmark for 2000 through 2004 to 8.50% above the 30-year Treasury bond rate. If the resulting average Treasury Bond rate were equal to the December 1998 30-year Treasury Bond rate, the ROE level above which sharing must occur would be approximately 10.6% for 1998 and 1999 and 13.6% for 2000 - 2004. The law allows MEC to mitigate the sharing of earnings above the threshold ROE through accelerated cost recognition that would reduce MEC's earnings. MEC continues to evaluate its strategy regarding the sharing mechanism.

Accounting Effects of Industry Restructuring

A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MEC's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MEC could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of September 30, 1999, MEC had $266 million of regulatory assets on its balance sheet.

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

If MEC's annual Iowa electric jurisdictional ROE exceeds 12%, then earnings above the 12% level will be shared equally between customers and MEC; if the ROE exceeds 14%, then two-thirds of MEC's share of these earnings above the 12% level will be used for accelerated recovery of certain regulatory assets. A 1997 pricing plan settlement agreement precludes MEC from filing for increased rates prior to 2001 unless the ROE falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the ROE, after reflecting credits to customers, exceeds 14%. On April 14, 1999, the IUB approved, subject to additional refund, MEC's ROE calculation. During the second quarter of 1999, MEC refunded $2.2 million to its Iowa non-contract customers related to the 1998 ROE calculation. The agreement also eliminated MEC's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

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

Securitization of Accounts Receivable

In 1997, MEC entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MEC. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MEC received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale, as determined by SFAS No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MEC or its creditors. Therefore, the accounts receivable sold are not reflected on the balance sheet. As of September 30, 1999, $98.4 million of accounts receivable, net of reserves, were sold under the agreement.

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

The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in the process of repairing or replacing those systems which it believes are not Y2K compliant. As of September 30, 1999, the Company is approximately 99% complete in repairing or replacing those systems deemed critical. The Company expects to be 100% complete of correcting, testing, and compliance before year-end.

Total Y2K expenditures, for both repairing or replacing non-compliant systems and contingency planning, are expected to total approximately $23.4 million. Through September 30, 1999, the Company has paid approximately $15.6 million of Y2K expenditures. The Company has renovated or replaced several non-compliant systems to gain enhanced functionalities. The cost of these types of renovations and replacements is not reported herein since their development and installation were not driven by Y2K concerns. The Company is not aware of any additional material costs necessary to bring all of its systems into compliance however, there is no assurance that additional costs will not be incurred.

Contingency plans identifying credible worst-case scenarios are being developed. The contingency plans are comprised of both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved Y2K problems, and recovery entails planning to restore services in the event that Y2K problems occur. Although plans are substantially complete, they will be refined throughout the remainder of the year, based on results of contingency planning drills and changes in circumstances.

MEC participated in contingency planning drills coordinated by the North American Electric Reliability Council on April 9, 1999 and September 8-9, 1999. During those drills MEC did not experience any unexpected results.

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.
------  -----------------

        As of September 30, 1999, there are no material outstanding lawsuits against the Company; however see Note 6, Commitments and Contingencies regarding litigation involving the Company's projects and subsidiaries.

ITEM 2  CHANGES IN SECURITIES.
------  ---------------------

        Not applicable.

ITEM 3  DEFAULTS ON SENIOR SECURITIES.
------  -----------------------------

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

         Not applicable.

ITEM 5  OTHER INFORMATION.
------  -----------------

         Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.
------  --------------------------------

(A)  EXHIBITS:

Exhibits Filed Herewith
-----------------------

     Exhibit 10 - Executive Voluntary Deferred Compensation Plan

     Exhibit 11 - Calculation of Earnings Per Share.

     Exhibit 15 - Awareness Letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

     During the quarter ended September 30, 1999 the Company filed the following:

     (i) Form 8-K dated and filed September 24, 1999 announcing that the Company commenced a cash offer for all of its outstanding 9 1/2% Senior Notes due 2006.

     (ii) Form 8-K dated and filed September 14, 1999 containing an Amended and Restated Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                                       -----------------------------------

                                                  (Registrant)





Date:  November 10, 1999                     /s/  Patrick J. Goodman
                                -----------------------------------------------
                                                  Patrick J. Goodman
                                Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.

10   Executive Voluntary Deferred Compensation Plan

11   Calculation of Earnings Per Share

15   Awareness Letter of Independent Accountants

27   Financial Data Schedule