Form 10-K405/A
period 1999-12-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2000-04-19
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

             (Exact name of registrant as specified in its charter)

             Iowa                                             94-2213782
             ----                                            ------------
                (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)

              666 Grand Avenue, Des Moines, IA          50309
              --------------------------------          -----
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

         Item 10 of the Company's Form 10-K for the year ended December 31, 1999 is amended to add the following information concerning the Company's directors:

    Name             Position

David L. Sokol       Chairman of the Board and Chief Executive Officer, Director
Gregory E. Abel      President and Chief Operating Officer, Director
Walter Scott Jr.     Director
Warren E. Buffett    Director
Richard R. Jaros     Director
Stanley J. Bright    Director
Edgar D. Aronson     Director
Marc D. Hamburg      Director
John K. Boyer        Director
W. David Scott       Director


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

          WALTER SCOTT, JR., 67, Director. Mr. Scott has been a director of the Company since June 1991. Mr. Scott was the Chairman and Chief Executive Officer of the Company from January 8, 1992 until April 19, 1993. Mr. Scott is Chairman and President of Peter Kiewit Sons' Inc. ("Kiewit"), a position he has held since 1979. Mr. Scott is a director of Berkshire Hathaway, Inc., Burlington Resources, Inc., ConAgra, Inc., Valmont Industries, Inc., U.S. Bancorp, Commonwealth Telephone Enterprises, Inc., and RCN Corporation, a publicly-traded company in which Kiewit holds a majority ownership interest

          WARREN E. BUFFETT, 69, Director. Mr. Buffett has been a director of the Company since March 14, 2000. He is Chairman of the Board and Chief Executive Officer of Berkshire Hathaway Inc. Mr. Buffett is a Director of the Coca-Cola Company, the Gillette Company and The Washington Post Company.

          RICHARD R. JAROS, 47, Director. Mr. Jaros has been a director since March 1991. Mr. Jaros served as President and Chief Operating Officer of the Company from January 8, 1992 to April 19, 1993 and as Chairman of the Board from April 19, 1993 to May 1994. Until July 1997, Mr. Jaros was Executive Vice President and Chief Financial Officer of Kiewit and President of Kiewit Diversified Group, Inc., which is now Level 3 Communications. From 1990 until January 8, 1992, Mr. Jaros served as a Vice President of Kiewit. Mr. Jaros serves as a director of Commonwealth Telephone, RCN Corporation and Level 3.

          STANLEY J. BRIGHT, 58, Director. Mr. Bright is Vice Chairman of the Company and Chairman and Chief Executive Officer of MidAmerican Energy Company from July 1, 1995 until March 1999. Formerly, Mr. Bright joined Iowa-Illinois Gas and Electric Company as vice president-finance and Chief Financial Officer in 1986, becoming director in 1987, president and Chief Operating Officer in 1990, and chairman and Chief Executive Officer in 1991.

          EDGAR D. ARONSON: 64. Mr. Aronson has been a director of the Company since April 1983. Mr. Aronson founded EDACO, Inc., a private venture capital company, in 1981, and has been President of EDACO, Inc. since that time. Prior to that, Mr. Aronson was Chairman, Dillon, Read International from 1979 to 1981 and a General Partner in charge of the International Department at Salomon Brothers Inc from 1973 to 1979. Mr. Aronson served during 1962-1968 as Vice President consecutively in the International Departments of First National Bank of Chicago and Republic National Bank of New York. He founded the International Department of Salomon Brothers and Hutzler in 1968.

          MARC D. HAMBURG, 50, Director. Mr. Hamburg has been a director of the Company since March 14, 2000. He is Vice President - Chief Financial Officer and Treasurer of Berkshire Hathaway Inc. since October 1, 1992. Mr. Hamburg was employed by Berkshire Hathaway on June 1, 1987 and has been its Treasurer since that date.

          JOHN K. BOYER, 56, Director. Mr. Boyer has been a director of the Company since March 14, 2000. He is a partner with Fraser, Stryker, Meusey, Olson, Boyer & Bloch, P.C. from 1973 to present with emphasis on corporate, commercial, federal, state, and local taxation.

          W. DAVID SCOTT, 38, Mr. Scott has been a director of the Company since March 14, 2000. Mr. Scott formed Magnum Resources, Inc., a commercial real estate investment and management company, in October 1994 and has served as its President and Chief Executive Officer since its inception. Before forming Magnum Resources, Mr. Scott worked for America First Companies, Cornerstone Banking Group and the Kiewit Companies. Mr. Scott has been a director of America First Mortgage Investments, Inc., a mortgage REIT, since 1998.

Item 11. Executive Compensation

         Item 11 of the Company's Form 10-K for the year ended December 31, 1999 is amended to add the information set forth below.

Summary Compensation Table

         The following table sets forth the compensation of the Company's five most highly compensated executive officers who were employed as of the last day in 1999. Information is provided regarding these individuals for the last three fiscal years during which they were executive officers of the Company for the year ended December 31, 1999, if applicable.

                                                                       OTHER    RESTRICTED SECURITIES      ALL
NAME AND           YEAR                               BONUS            ANNUAL      STOCK   UNDERLYING     OTHER
PRINCIPAL          ENDED           SALARY       CASH (1)     STOCK     COMP (2)   AWARDS   OPTIONS (4)   COMP (3)
 POSITIONS         DEC 31,          ($)           ($)         ($)        ($)        ($)       (#)          ($)


David L. Sokol       1999          675,000     3,276,049       0            0          0          0       6,240
Chairman and         1998          675,000     2,042,735       0            0          0  1,600,000       4,927
Chief Executive      1997          515,000     2,377,280       0            0          0  1,200,000       4,927
Officer

Gregory E. Abel      1999          357,933     1,452,234       0            0          0          0       6,240
President and        1998          325,775       622,258       0      117,606          0    380,000       4,333
Chief Operating      1997          173,573       335,742       0      146,711          0    150,000       4,333
Officer

Ronald Stepien       1999          350,000     1,052,069       0            0          0     56,203       6,240
President,           1998          318,416       240,233       0            0      8,512     37,700      17,240
MidAmerican          1997          260,417       158,859       0            0      6,498          0      14,240
Energy
Company

Patrick J.Goodman    1999          199,279       334,374       0            0          0     60,000       6,240
Chief Financial      1998          127,750       140,000       0            0          0     55,000       5,150
Officer              1997           82,500        75,000       0            0          0     30,000       3,392

John Rasmussen       1999          220,000       250,000       0            0          0     44,008       6,240
General Counsel      1998          220,000       175,423       0            0      5,235     15,000       6,240
                     1997          200,000        96,000       0            0      4,043          0       6,240

(1)   Includes amounts voluntarily deferred by the executive, if applicable.
(2) Includes various expatriate compensation items, including expatriate allowances, company provided transportation, housing and tax benefits.
(3)   401(k) Plan contributions and group term life insurance premiums.
(4) For Messrs. Sokol, Abel and Goodman for 1998, only 200,000, 100,000 and 10,000 reflect new grants, respectively; the balance reflect options subject to repricing in 1998.

Option Grants in Last Fiscal Year 1

         The following table sets forth options granted to each of the named executive officers of the Company during 1999 .

                                                                                             Potential Realized
                                                                                              Value at Assumed
                                                 % of                                       Annual Rates of Stock
                                            Total Options                                     Price Appreciation
                           Securities         Granted to        Exercise                      For Option Term 2
                                                                                         --------------------------
                          Underlying          Employees          Price       Expiration        5%           10%
         Name           Options Granted    In Fiscal Year      ($/Share)        Date          ($)           ($)
         ----           ---------------    ---------------     ---------        ----          ---           ---
David L. Sokol                 0                  0                0              0            0             0
 Chairman and
 Chief Executive
 Officer

Gregory E. Abel                0                  0                0              0            0             0
 President

Patrick J. Goodman,          10,000             0.90%            28.57         3/11/09      179,675          455,332
 Senior Vice President

Ronald Stepien,              20,000             1.81%            32.56         4/29/09      409,536        1,037,845
 President

John A. Rasmussen,           20,000             1.81%            32.56         4/29/09      409,536        1,037,845
General Counsel


1 Upon the change of control associated with the Berkshire Transaction, all of the options vested. As part of the closing, each option was cancelled and in consideration of such cancellation the Company paid each holder cash in an amount equal to the product of (A) the excess, if any, of $35.05 over the per share exercise price and (B) the number of shares of Company Common Stock subject thereto.

2 As required by the Securities and Exchange Commission ("SEC"), potential values stated are based on the prescribed assumption that the Company's Common Stock will appreciate in value from the date of grant to the end of the option term (ten years from the date of grant) at annualized rates of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's Common Stock. The total of all stock options granted to employees, including executive officers during fiscal 1998 was approximately 1% of total shares outstanding during the year. Accordingly, the potential value of such options for all optionees under the prescribed assumptions is approximately 1% of the potential realizable value of all shareholders for the same period under the same assumptions. (For the total percentages including repricings, see footnote 2 below.) As an alternative to the assumed potential realizable values stated above, SEC rules would permit stating the present value of such options at the date of grant. Methods of computing present value suggested by different authorities can produce significantly different results. Moreover, since stock options granted by the Company are not transferable, there are no objective criteria by which any computation of present value can be verified. Consequently, the Company's management does not believe there is a reliable method of computing the present value of such stock options and that all assumptions as to annualized appreciation rates are inherently speculative.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth the option exercises and the value of in-the-money unexercised options held by each of the named executive officers of the Company at December 31, 1998, calculated as being equal to the difference between the exercise price of the options and the closing price of the Company's Common Stock on the New York Stock Exchange of $33.6875 per share on December 31, 1999.

                                                        Number of Securities
                                                      Underlying Unexercised             Value of Unexercised
                                                    Options Held at FY End ($)     In-the-Money Options at FY End ($)
                        Shares         Value        --------------------------     ---------------------------------
                      Acquired       Realized
Name                 On Exercise        ($)     Exercisable     Unexercisable     Exercisable   Unexercisable
----                 -----------        ---     -----------     -------------     -----------   -------------

David L. Sokol            0                         666,696          983,304         4,599,568       3,220,439

Gregory E. Abel           0                         303,973          191,027         3,318,232       1,187,477

Patrick J.                0                          43,451           72,549           302,842         472,179

Ronald Stepien,        40,000         481,000        15,843           40,360            93,523         196,839

John A.                20,000         126,500        18,180           25,828           218,269          89,338
Rasmussen,
General Counsel (2)

1 Upon the change of control associated with the Berkshire Transaction, all of the options vested. As part of the closing on March 14, 2000, Messrs. Sokol and Abel rolled over their existing options for new options in the Company.

2 Upon the change of control associated with the Berkshire Transaction, all of the options vested. As part of the closing, each option was cancelled and in consideration of such cancellation the Company paid each holder cash in an amount equal to the product of (A) the excess, if any, of $35.05 over the per share exercise price and (B) the number of shares of Company Common Stock subject thereto.

Compensation of Directors

         For 2000, directors who are not employees of the Company will be paid an annual retainer fee of $20,000 and a fee of $500 per day for attendance at Board and Committee meetings. Directors who are employees of the Company will not receive such fees. All directors are reimbursed for their expenses incurred in attending Board meetings.

Termination of Employment Arrangement

          Under the terms of his employment contract, Mr. Sokol is entitled to receive three times his base salary and bonus and three years of accelerated option vesting in the event of the termination of his employment by the Company other than for cause. Under the terms of separate employment agreements between each of Mr. Abel, Mr. Goodman, Mr. Stepien and Mr. Rasmussen and the Company, each of such Executives is entitled to receive two years base salary continuation, payments in respect of average bonuses for the prior two years and two years continued option vesting in the event of the termination of his employment by the Company other than for cause. If such persons were terminated without cause, Mr. Sokol, Mr. Abel, Mr. Goodman, Mr. Stepien and Mr. Rasmussen would currently be entitled to be paid approximately $10,190,915, $3,010,171, $834,374, $1,071,840, $745,944, respectively, pursuant to their employment agreements, without giving effect to any tax related provisions.

Item 12. Security  Ownership of Certain Beneficial Owners and Management

        Item 12 of the Company's Form 10-K for the year ended December 31, 1999 is amended to add the information set forth below.

NAME (AND ADDRESS IF REQUIRED)        NUMBER OF SHARES
 OF BENEFICIAL OWNER                   BENEFICIALLY          PERCENTAGE OF
                                       OWNED (1)              CLASS (1)

Common Stock:

Walter Scott, Jr.(2)                       8,000,000               86.20%
Berkshire Hathaway Inc.                      900,942                9.71%
David L. Sokol                             1,989,462               18.17%
Gregory E. Abel                              555,219                5.68%

All directors and executive officers
 as a group (3 persons)                   10,544,468                92.2%

(1)Includes shares which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(2) Includes shares held by family controlled trusts and corporations.

Item 13.  Certain  Relationships  and  Related  Transactions

        Item 13 of the Company's Form 10-K for the year ended December 31, 1999 is amended to add the information set forth below.

         Under a subscription agreement with the Company, under certain circumstances, Berkshire Hathaway has agreed to purchase additional 11% trust issued preferred securities in the event preferred securities outstanding prior to the closing of the Berkshire Transaction are tendered for conversion to cash by the current holders.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company is not aware of any director, officer or other person subject to Section 16(a) of the Securities Exchange Act in respect of the Company who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year or prior fiscal years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of April, 2000.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                        /s/ David L. Sokol*

                                       David L. Sokol
                                       Chairman of the Board and Chief
                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                                  Date

/s/  David L. Sokol*
                                                                April 14, 2000
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director

/s/  Gregory E. Abel*                                           April 14, 2000
Gregory E. Abel
President, Chief Operating Officer and Director

/s/  Patrick J. Goodman*                                        April 14, 2000
Patrick J. Goodman
Senior Vice President and
Chief Financial Officer

/s/  Edgar D. Aronson*                                          April 14, 2000
Edgar D. Aronson
Director

/s/  Stanley J. Bright*                                         April 14, 2000
Stanley J. Bright
Director

/s/  Walter Scott, Jr.*                                         April 14, 2000
Walter Scott, Jr.
Director

/s/  Marc D. Hamburg*                                           April 14, 2000
Marc D. Hamburg
Director

/s/  Warren Buffett*                                            April 14, 2000
Warren Buffett
Director

/s/  John Boyer*                                                April 14, 2000
John Boyer
Director

/s/  W. David Scott*                                            April 14, 2000
W. David Scott
Director


*By:/s/  Steven A. McArthur                                     April 14, 2000
         Steven A. McArthur
         Attorney-in-Fact

EXHIBIT INDEX

3.1      Restated Articles of Incorporation of the Company.

3.2      Bylaws of the Company.

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

4.7.1 Form of Second Supplemental Indenture, dated as of September 22, 1998 between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 17, 1998.)

4.7.2 Form of Third Supplemental Indenture, dated as of November 13, 1998, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated November 10, 1998).

4.9 Indenture, dated as of March 14, 2000, among the Company and the Bank of New York, as Trustee.

4.10 Subscription Agreement executed by Berkshire Hathaway Inc. dated as of March 14, 2000.

10.1 Employment Agreement between the Company and David L. Sokol, dated May 10, 1999.

10.2 Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and David L. Sokol, dated March 14, 2000.

10.3 Amended and Restated Employment Agreement between the Company and Gregory E. Abel, dated May 10, 1999.

10.4 Amended and Restated Employment Agreement between the Company and Steven A. McArthur, dated May 10, 1999.

10.5 Employment Agreement between the Company and Patrick J. Goodman, dated May 10, 1999.

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

10.41 ThirdSupplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (incorporated by reference to Exhibit 4.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

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

10.46 Twentieth Supplemental Indenture dated as of May 1, 1982. (incorporated by reference to Exhibit 4.B.23 to Iowa-Illinois' Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No. 1-3573.)

10.47    Resignation   and   Appointment  of  successor   Individual   Trustee.
         (incorporated by reference to Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

10.48 Twenty-Eighth Supplemental Indenture dated as of May 15, 1992. (incorporated by reference to Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

10.49 Twenty-Ninth Supplemental Indenture dated as of March 15, 1993. (incorporated by reference to Exhibit 4.32.A to Iowa-Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

10.50 Thirtieth Supplemental Indenture dated as of October 1, 1993. (incorporated by reference to Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

10.51 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (incorporated by reference to Exhibit 4.15 to MidAmerican Energy Company's ("MidAmerican Energy") Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.52 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (incorporated by reference to Exhibit 4.16 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.53 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (incorporated by reference to
         Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Registration No. 2-27681).

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

10.59 MidAmerican Energy Holdings Company Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.60 MidAmerican Energy Company Supplemental Retirement Plan for Designated Officers. (incorporated by reference to Exhibit 10.3 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.61    MidAmerican Energy Company Restated  Executive  Deferred  Compensation
         Plan.

10.62    MidAmerican Energy Holdings Company Restated Deferred Compensation Plan
         - Board of Directors (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

10.63 MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan - Board of Directors.

10.66 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement Plan). (incorporated by reference to Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.72 Supplement Retirement Plan for Principal Officers, as amended as of July 1, 1993. (incorporated by reference to Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

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