Form 10-Q
period 2000-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2000-05-15
CIK 1081316

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                 March 31, 2000

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
              (Exact name of registrant as specified in its charter)

                    Iowa                                         94-2213782
      --------------------------------------------             --------------
           (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)

           666 Grand  Avenue,  Des Moines, IA                      50309
      ----------------------------------------------           --------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
                                                    ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X                              No ____
                                     -------


As of May 15, 2000 all 9,281,087 shares of common stock of MidAmerican Energy Holdings Company were held by a limited group of investors.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Financial Information

                                                                        Page No.

ITEM 1.       Financial Statements

              Independent Accountants' Report.......................          3

              Consolidated Balance Sheets...........................          4

              Consolidated Statements of Operations.................          5

              Consolidated Statements of Cash Flows.................          6

              Notes to Consolidated Financial Statements............          7

ITEM 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......         11

Part II:  Other Information

ITEM 1.       Legal Proceedings.....................................         21
ITEM 2.       Changes in Securities.................................         21
ITEM 3.       Defaults on Senior Securities.........................         21
ITEM 4.       Submission of Matters to a Vote of Security Holders...         21
ITEM 5.       Other Information.....................................         21
ITEM 6.       Exhibits and Reports on Form 8-K......................         22

Signatures    ......................................................         23

Exhibit Index ......................................................         24

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the period March 14, 2000 to March 31, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three month period ended March 31, 1999 for MEHC (Predecessor). These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MEHC (Predecessor) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000 (March 14, 2000 as to Note 3), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 21, 2000

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               As of
                                                       ---------------------
                                                                     MEHC
                                                                 (Predecessor)
                                                                 -------------
                                                     March 31,    December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                    (Unaudited)
Assets
------
Current Assets:

   Cash and cash equivalents .....................   $   40,439   $  316,327
   Restricted cash and short term investments.....       33,322       36,294
   Accounts receivable............................      524,326      600,564
   Other current assets...........................      163,827      185,128
                                                     ----------   ----------
      Total Current Assets........................      761,914    1,138,313

Property, plant, contracts and equipment, net ....    5,629,120    5,463,329
Excess of cost over fair value of net assets
    acquired, net.................................    3,453,804    2,712,677
Regulatory assets.................................      268,572      278,757
Long-term restricted cash.........................      104,729      133,265
Long-term restricted investments..................      122,409      122,175
Nuclear decommissioning trust fund and other
    marketable securities.........................      231,008      226,298
Equity investments................................      211,343      208,023
Deferred charges, other investments and other
    assets........................................      768,567      483,515
                                                     ----------   ----------

   Total Assets...................................  $11,551,466  $10,766,352
                                                    ===========  ===========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:

   Accounts payable...............................   $  416,758   $  449,203
   Other accrued liabilities......................      436,871      458,667
   Current portion of long-term debt..............      638,430      614,725
                                                     ----------   ----------
      Total Current Liabilities...................    1,492,059    1,522,595

Other long-term accrued liabilities...............      994,802    1,054,440
Parent company debt...............................    1,831,427    1,856,318
Subsidiary and project debt.......................    3,423,997    3,642,703
Deferred income taxes.............................    1,102,865      902,868
                                                     ----------   ----------
   Total Liabilities..............................    8,845,150    8,978,924
                                                     ----------   ----------

Deferred income...................................       69,983       65,509
Minority interest.................................       28,207       29,127
Company-obligated mandatorily redeemable convertible
   preferred securities of subsidiary trusts......      350,245      450,000
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts................      454,772            -
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trust.......      100,000      101,598
Preferred securities of subsidiary................      146,600      146,606

Shareholders' Equity:
Zero coupon convertible preferred stock -
   authorized 50,000 shares, no par value,
   34,563 shares outstanding......................            -            -
Common stock - authorized 60,000 and 180,000 shares,
   no par value; 9,281 and 82,980 shares issued,
   9,281 and 59,944 shares outstanding, at March
   31, 2000 and December 31, 1999, respectively...            -            -
Additional paid in capital........................    1,553,073     1,249,079
Retained earnings.................................        3,436       507,726
Accumulated other comprehensive income............            -       (12,029)
Treasury stock - 23,036 common shares at December
   31, 1999, at cost..............................            -      (750,188)
                                                      ---------     ---------
   Total Shareholders' Equity.....................    1,556,509       994,588
                                                      ---------     ---------

Total Liabilities and Shareholders' Equity........  $11,551,466   $10,766,352
                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)
                                   (Unaudited)

                                                                           MEHC (Predecessor)
                                                                         ---------------------
                                                 March 14, 2000    January 1, 2000    Three Months
                                                     through           through            Ended
                                                 March 31, 2000    March 13, 2000     March 31, 1999
                                               -----------------  -----------------  ----------------
Revenues:

   Operating revenue......................          $213,822         $1,043,072         $797,885
   Interest and other income..............             3,494             19,484           39,960
   Gain on non-recurring items............                 -                  -           20,173
                                                   ----------        ----------        ---------
   Total revenues.........................           217,316          1,062,556          858,018
                                                   ----------        ----------        ---------

Costs and expenses:
   Cost of sales..........................           110,547            561,386          447,198
   Operating expense......................            54,050            219,303          153,870
   Depreciation and amortization..........            22,310             97,278           79,351
   Interest expense.......................            23,298            101,330          116,881
   Less interest capitalized..............            (3,646)           (15,516)         (16,041)
   Loss on non-recurring items............                 -              7,605                -
                                                   ---------         ----------        ---------
Total costs and expenses..................           206,559            971,386          781,259
                                                   ---------         ----------        ---------

Income before provision for income taxes..            10,757            91,170           76,759

Provision for income taxes................             2,301            31,008           26,065
                                                   ---------         ----------        ---------

Income before minority interest...........             8,456            60,162           50,694

Minority interest.........................             5,020             8,850           10,903
                                                   ---------         ----------        ---------

Income before extraordinary item..........             3,436            51,312           39,791

Extraordinary item, net of tax............                 -                 -          (31,520)
                                                   ---------         ----------        ---------

Net income available to common

   shareholders...........................         $   3,436         $  51,312         $  8,271
                                                   =========         =========         ========


The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       MEHC (Predecessor)
                                                                                       ------------------
                                                               March 14, 2000   January 1, 2000       Three
                                                                   through          through        Months Ended
                                                               March 31, 2000   March 13, 2000    March 31, 1999
                                                               --------------   ---------------   --------------

Cash flows from operating activities:
Net income....................................................    $   3,436        $  51,312        $   8,271
Adjustments to reconcile to net cash flows from
    operating activities:
   Gain on non-recurring items................................            -                -          (20,173)
   Extraordinary item, net of tax.............................            -                -           31,520
   Depreciation and amortization..............................       17,230           83,194           67,953
   Amortization of excess of cost over fair value of
       net assets acquired....................................        5,080           14,084           11,398
   Amortization of deferred financing costs and other costs...          860            4,334            6,032
   Provision for deferred income taxes........................       28,918           (9,342)         (78,545)
   Undistributed earnings on equity investments...............          228           (3,459)             831
   Changes in other items:
     Accounts receivable......................................       52,913           46,436          192,756
     Accounts payable, accrued liabilities, deferred income
       and other..............................................     (130,435)          80,524              577
                                                                  ---------         --------         --------
Net cash flows from operating activities......................      (21,770)         267,083          220,620
                                                                  ---------         --------         --------

Cash flows from investing activities:

Purchase of MEHC (Predecessor) and MidAmerican, net of
     cash acquired............................................    (2,048,266)             -        (2,501,425)
Proceeds from sale of qualified facilities, net of cash disposed           -              -           365,074
Purchase of marketable securities.............................        (1,580)        (8,251)           (3,087)
Proceeds from sale of marketable securities...................         1,903         10,665             2,553
Capital expenditures relating to operating projects...........        (8,004)       (21,685)            1,936
Construction and other development costs......................       (14,198)       (56,720)          (12,939)
Philippine-construction in progress...........................        (3,911)       (22,736)          (16,674)
Decrease (increase) in restricted cash and investments........       (11,535)        42,809            43,988
Decrease (increase) in other assets...........................          (380)       (88,096)            1,131
                                                                  ----------      ---------        ----------
Net cash flows from investing activities......................    (2,085,971)      (144,014)       (2,119,443)
                                                                  -----------     ---------        ----------

Cash flows from financing activities:

Proceeds from issuances of common and preferred stock  .......     1,428,024              -                 -
Proceeds from issuance of trust preferred securities..........       454,772              -                 -
Proceeds from subsidiary and project debt.....................        28,152          6,043         1,118,617
Proceeds from parent company debt.............................        10,000              -                 -
Repayment of subsidiary and project debt......................       (75,901)      (133,060)          (77,045)
Repayment of parent company debt..............................             -              -          (605,822)
Purchase of treasury stock....................................             -              -           (22,194)
Other.........................................................          (478)          (149)           10,621
                                                                  ----------      ---------       -----------
Net cash flows from financing activities......................     1,844,569       (127,166)          424,177
                                                                  ----------      ---------       -----------

Effect of exchange rate changes on cash.......................             -         (8,619)          (13,080)
                                                                  ----------      ---------       -----------

Net decrease in cash and cash equivalents.....................      (263,172)       (12,716)       (1,487,726)
Cash and cash equivalents at beginning of period..............       303,611        316,327         1,606,148
                                                                  ----------      ---------       -----------
Cash and cash equivalents at end of period....................    $   40,439      $ 303,611       $   118,422
                                                                  ==========      =========       ===========

Interest paid, net of amount capitalized......................    $   67,441      $  35,057       $   108,646
                                                                  ==========      =========       ===========
Income taxes paid.............................................    $   47,768      $       -       $     7,661
                                                                  ==========      =========       ===========

The accompanying notes are an integral part of these financial statements.

                                      -6-

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC
(Predecessor)") and subsidiaries (collectively referred to as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the period March 14, 2000 to March 31, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three months ended March 31, 1999 for MEHC (Predecessor). The results of operations for the period March 14, 2000 to March 31, 2000 and for the Company and for the period January 1, 2000 to March 13, 2000 and for the three months ended March 31, 199 for MEHC (Predecessor) are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence are accounted for under the equity method. Investments, where the Company's ability to influence is limited, are accounted for under the cost method of accounting.

Certain amounts in the 1999 financial statements and supporting footnote disclosures have been reclassified to conform to the 2000 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Reference is made to the Company's most recently issued annual report that included information necessary or useful to the understanding of the Company's business and financial statement presentations.

2.   Teton Transaction

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and zero coupon convertible preferred stock and approximately $455 million in nontransferable 11% trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to manda-tory redemption in ten equal semi-annual installments, commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations. The final purchase price allocation has not been completed. The Company recorded the estimated excess of cost over fair value of net assets acquired of approximately $885 million that is being amor-tized using the straight-line method over a 40-year period.

Unaudited pro forma combined revenue, income before extraordinary items and net income of the Company and MEHC (Predecessor) for the three months ended March 31, 2000 and 1999, as if the Teton Transaction and the MidAmerican Merger had occurred at the beginning of each year after giving effect to pro forma adjust-ments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes, and the issuance of the 11% trust preferred securities, were $1,279.9 million, $46.3 million and $46.3 million, respectively, compared to $1,260.3 million, $41.3 million and $9.8 million, respectively.

3.   Comprehensive Income:

Comprehensive income for the period March 14, 2000 to March 31, 2000 does not differ significantly from net income for the same period. Comprehensive income
(loss) of MEHC (Predecessor) for the period January 1, 2000 to March 13, 2000, and three months ended March 31, 1999 was $40.2 million and $(4.8) million, respectively. Comprehensive income differs from net income due primarily to foreign currency translation adjustments.

4.   Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The
Company is in the process of evaluating the impact of this accounting pronouncement.

5.   Segment Information:

The Company has identified five reportable business segments principally based on geographic area: Domestic electricity generation, foreign electricity generation (primarily the Philippines), domestic utility operations, foreign utility operations (primarily the United Kingdom) and real estate operations. Information related to the Company's reportable operating segments is shown below (in thousands).

                                                          MEHC (Predecessor)
                                                      ------------------------
                                   March 14, 2000  January 1, 2000    Three
                                       through         through     Months Ended
                                   March 31, 2000  March 13, 2000 March 31, 1999
                                   --------------  -------------- --------------

Revenue:

Domestic generation (2)  .........   $   (12)          $ 4,520        $ 82,510
Foreign generation................    10,060             42,726         52,388
Domestic utility..................    86,696            447,583         94,562
Foreign utility...................    99,884            499,017        562,189
Real estate.......................    21,019             66,880         25,162
                                    --------         ----------      ---------
Segment revenue...................   217,647          1,060,726        816,811
Corporate.........................      (331)             1,830         41,207
                                    --------         ----------       --------
                                    $217,316         $1,062,556       $858,018
                                    ========         ==========       ========
Operating income: (1)
Domestic generation (2)  .........  $   (226)        $    3,670       $ 44,998
Foreign generation................     6,365             25,689         31,187
Domestic utility..................    13,493             87,894          9,992
Foreign utility...................    14,212             79,862         60,970
Real estate.......................       685             (4,144)         2,095
                                    --------          ---------       --------
Segment operating income..........    34,529            192,971        149,242
Corporate.........................    (4,120)           (15,987)        28,357
                                    --------          ---------       --------
                                    $ 30,409          $ 176,984       $177,599
                                    ========          =========       ========

(1)  Operating income excludes interest expense, net of capitalized interest.
(2) Domestic generation revenue and operating income are negative for the period March 14, 2000 through March 31, 2000 due to the equity investment loss recorded at CE Generation for this period.

                                                    March 31,       December 31,
                                                      2000              1999
                                                  -------------     ------------

Identifiable assets:

Domestic generation........................        $   871,933       $   858,812
Foreign generation.........................          1,257,556         1,263,026
Domestic utility...........................          5,076,285         5,052,466
Foreign utility............................          3,207,210         2,972,705
Real estate................................            167,265           162,714
                                                   -----------       -----------
Segment identifiable assets................         10,580,249        10,309,723
Corporate..................................            971,217           456,629
                                                   -----------       -----------
                                                   $11,551,466       $10,766,352
                                                   ===========       ===========


Long-lived assets:

Domestic generation........................        $   597,307       $   595,607
Foreign generation.........................            952,409           952,415
Domestic utility...........................          4,063,571         3,995,763
Foreign utility............................          2,360,950         2,438,877
Real estate................................            127,640           128,024
                                                   -----------       -----------
Segment long-lived assets..................          8,101,877         8,110,686
Corporate..................................            981,047            65,320
                                                   -----------       -----------
                                                   $ 9,082,924       $ 8,176,006
                                                   ===========       ===========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, unallocated goodwill and related goodwill amortization, intersegment eliminations, as well as the gain on the sale of the qualified facilities in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

Acquisitions:

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and zero coupon convertible preferred stock and approximately $455 million in nontransferable 11% trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to manda-tory redemption in ten equal semi-annual installments, commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

Business of MEHC:

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

MidAmerican:

MidAmerican Energy Company ("MEC") is the largest energy company headquartered in Iowa and is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MEC distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of March 31, 2000, MEC had 664,000 retail electric customers and 640,000 retail natural gas customers.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. In the market between 100kW and 1MW of electrical demand, Northern is now one of the largest electricity suppliers in the U.K. market. As of March 31, 2000, Northern supplied electricity to 1.3 million customers.

Northern also competes to supply gas inside and outside its authorized area. In the residential market, Northern currently supplies gas to approximately 550,000 customers.

CalEnergy:

The Company indirectly owns the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively, the "Philippine Projects"), which are geothermal power plants located on the island of Leyte in the Philippines. For purposes of consistent presentation, capacity amounts for Upper Mahiao, Malitbog and Mahanagdong are 119, 216 and 165 net MW, respectively.

On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial
Valley Projects and Gas Plants to CE Generation. For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the "Partnership Projects") are based on capacity amounts of 34, 38, 38, and 38 net MW, respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the "Salton Sea Projects") are based on capacity amounts of 10, 20, 49.8 and 39.6 net MW, respectively (the Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects"). Plant capacity factors for Saranac, Power Resources and Yuma are based on capacity amounts of 240, 200, and 50 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999. Prior to that date, CE Generation results were fully consolidated.

On February 26, 1999, the Company closed the sale of all of its ownership interests in the Navy I, Navy II and BLM, (collectively "Coso"), to Caithness Energy, LLC for $205 million in cash.

Results of Operations:

The following is a discussion of the historical results of the Company for the period March 14, 2000 through March 31, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000, through March 13, 2000, and for the three months ended March 31, 1999. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction and the MidAmerican Merger had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisition, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes and the issuance of the 11% trust pre-ferred securites. The discussion therefore will highlight any significant variances on a pro forma basis from 1999 to 2000.

Pro forma operating revenue for the three months ended March 31, 2000 was $1,256.9 million compared with $1,186.2 million for the same period in 1999, an increase of 6.0%. Northern Electric revenue increased approximately $36.4 million due to higher volumes of electricity supplied and distribution revenue from access charges. The remaining increase primarily relates to the increase of revenue at HomeServices, a majority owned subsidiary of the Company, due to acquisitions in 1999.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                                 Three Months
                                                Ended March 31,
                                              -------------------
                                              2000           1999
                                              ----           ----
Electricity Supplied (GWh)..............      5,224         4,564

Electricity Distributed (GWh)...........      4,420         4,224

Gas Supplied (Therms in millions) ......      167.2         183.7

The increase in electricity supplied for the three months ended March 31, 2000 is due primarily to the increase in volumes for customers outside of the franchise area. The increase in electricity distributed for the three months ended March 31, 2000 is due to changes in demand in the franchise area. The reduction in gas supplied in 2000 from 1999 reflects lower volume in the U.K. domestic market.

The following data represents sales from utility operations for MEC. The financial results of MEC are consolidated with the Company beginning on March 12, 1999.

                                                Three Months
                                               Ended March 31,
                                              -----------------
                                              2000         1999
                                              ----         ----
Electric Retail Sales (GWh)..............    3,944        3,838

Electric Sales for Resale (GWh)..........    2,082        1,796

Gas Throughput (Therms in millions)......      339          382

MEC retail electric sales increased in the first quarter 2000 from the first quarter 1999 due to increased customers and non-weather related sales increases. Electric sales for resale increased in the first quarter 2000 from the first quarter 1999 due to improved availability in 2000 of MEC's baseload coal plants and favorable market conditions. Gas throughout decreased due to milder temperatures in the first quarter of 2000 compared to the first quarter of 1999, resulting in less heating load.

Pro forma interest and other income for the three months ended March 31, 2000 was $23.0 million compared with $54.0 million for the same period in 1999. The decrease was due primarily to the reduced interest income resulting from lower corporate cash balances.

As a result of the sales of Coso and an interest in CE Generation, the Company recorded a gain of $20.2 million in the first quarter of 1999.

Pro forma cost of sales for the three months ended March 31, 2000 was $671.9 million compared with $646.1 million for the same period in 1999, an increase of 4.0%. The increase is due to increased revenue at Northern and HomeServices.

Pro forma operating expenses for the three months ended March 31, 2000 was $273.4 million compared with $281.0 million for the same period in 1999. The decrease was due to lower costs at both Northern and MEC.

Pro forma depreciation and amortization for the three months ended March 31, 2000 increased marginally to $121.6 million from $119.1 million for the same period in 1999.

Pro forma interest expense, less amounts capitalized, for the three months ended March 31, 2000 was $106.4 million compared with $115.2 million for the same period in 1999, a decrease of 7.6%. This decrease was due to the repayment of the 9.5% Senior Notes in 1999 and other reduced indebtedness.

The loss on non-recurring items of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs related to the Teton Transaction.

Pro forma tax expense for the three months ended March 31, 2000 was $28.3 million compared with $30.8 million for the same period in 1999. The decrease is due primarily to lower taxes on foreign earnings.

Pro forma minority interest for the three months ended March 31, 2000 was $24.5 million compared with $26.8 million for the same period in 1999. Minority interest includes the dividends on the $455 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. This decrease was due to the conversion of TIDES I to common stock in May 1999.

On January 15, 1999, the Company redeemed its remaining outstanding Senior Discount Notes at a redemption price of 105.125% plus accrued interest. On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million principal that were paid on March 3, 1999 at a redemption price of 110.025% plus accrued interest. Due to the early retirement of the Senior Discount Notes and Limited Recourse Notes, the Company recorded an extraordinary item of approximately $31.5 million, net of tax.

Liquidity and Capital Resources:
-------------------------------

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

The Company's cash and cash equivalents were $40.4 million at March 31, 2000 as compared to $316.3 million at December 31, 1999. The majority of this decrease was due to the cash used in the Teton Transaction. In addition, the Company recorded separately restricted cash and investments of $260.5 million and $291.7 million at March 31, 2000 and December 31, 1999, respectively. The restricted cash balance as of March 31, 2000 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Philippine Projects' restricted cash is reserved for the service of debt obligations.

Acquisitions

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs. The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and zero coupon convertible preferred stock and approximately $455 million in nontransferable 11% trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments, commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

Construction

Minerals Extraction
-------------------
CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project that will recover zinc from the geothermal brine. Facilities will be installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operation in the third quarter of 2000. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract. Kvaerner is a wholly owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $134.1 million of such costs through March 31, 2000.

Casecnan
--------
CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") which at completion of the Casecnan Project is expected to be at least 70% indirectly owned by the Company, is constructing the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan has entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Casecnan Construction Contract"). The work under the Casecnan Construction Contract is being conducted by a consortium consisting of Cooperative Muratori

Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the second quarter of 2001.

Under the Project Agreement, if the National Irrigation Administration ("NIA") has completed certain work on its irrigation system, CE Casecnan is liable to pay NIA $5,000 per day for each day of delay in completion of the Casecnan
Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000.

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

Cordova
-------
Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, has commenced construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into an engineering, procurement and construction ("EPC") contract with Stone & Webster Engineering Corporation ("SWEC") to build the pro-ject. Total project costs are estimated to be approximately $288.9 million. The Company has also entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova Energy has the option to elect on an annual basis to retain up to 50% of the project output for sales to others. The construction of the Cordova Project is expected to be completed in mid-2001.

On September 10, 1999 Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. As part of the financing, approximately $93.5 million of 8.64% Series A-1 Senior Secured Bonds due in 2019 were issued. An additional $31.3 million of 8.79% Series A-2 Senior Secured Bonds were issued on December 15, 1999 and $29.3 million of 9.07% Series A-3 Senior Secured Bonds were issued on March 15, 2000. Additional Series A Senior Secured Bonds will be issued as required to fund construction. Cordova Funding has loaned the proceeds to Cordova Energy. The Company has incurred $106.6 million of construction costs through March 31, 2000. Total equity funding is expected to be approximately $63.9 million.

The EPC contractor's parent, Stone & Webster, Incorporated, has recently announced that it is having current liquidity problems and intends to sell substantially all of its assets to Jacobs Engineering Group, Inc. in exchange for an immediate $50 million secured revolving credit facility, assumption of substantially all of Stone & Webster's balance sheet liabilities, and $150 million in cash and stock, and subsequently intends to seek bankruptcy court approval of the asset sale and credit agreement. The Company does not believe this will have any material adverse effect on the final completion of the Cordova Project or the Company.

Evolution of the Domestic Utility Industry

The utility industry continues to evolve into an increasingly competitive environment. In many regions of the country, legislative and regulatory actions are being taken which result in customers having more choices in their energy decisions.

In the electric industry, the traditional vertical integration of generation, delivery and marketing is being unbundled, with the generation and marketing functions becoming deregulated. For local gas distribution businesses, the supply, local delivery and marketing functions are similarly being separated and opened to competitors for all classes of customers. Retail electric competition is presently not permitted in Iowa, MEC's primary market. Legislation to initiate competition was introduced in the Iowa legislature in the 2000 session, but it did not pass. MEC cannot predict the timing or ultimate outcome of any potential electric restructuring legislation in Iowa. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board. MEC has actively participated in the legislative and regulatory processes.

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

Accounting Effects of Industry Restructuring

A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards ("SFAS") No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MEC's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MEC could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of March 31, 2000, the Company had $268.6 million of net regulatory assets on its consolidated balance sheet.

Domestic Rate Matters: Electric

Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MEC's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

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

Under the 1997 pricing plan settlement agreement, if MEC's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MEC. If the return exceeds 14%, then two-thirds of MEC's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. The pricing plan settlement agreement precludes MEC from filing for increased rates prior to 2001 unless the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers and after the accelerated recovery of certain assets, exceeds 14%. The agreement also eliminated MEC's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

Environmental Matters

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MEC has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MEC has any responsibility for remedial action. MEC's estimate of the probable costs for these sites as of March 31, 2000, was $28 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on MEC is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MEC would incur increased costs and a decrease in revenues.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MEC expects to contribute approximately $42 million during the period 2000 through 2004 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

In addition, MEC makes payments to the Nebraska Public Power District ("NPPD") related to decommissioning the Cooper power station. These payments are reflected as operating expense. NPPD estimates call for MEC to pay approximately $57 million to NPPD for Cooper decommissioning during the period 2000 through 2004. NPPD invests the funds predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 20% was invested in domestic corporate debt. MEC's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MEC as the defendant and seeking a declaration of MEC's rights and obligations in connection with Cooper nuclear decommissioning funding.

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings that is reviewed annually.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial posi-tion and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The Company is in the process of evaluating the impact of this accounting pronouncement.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, uncertainties relating to domestic and international (and in particular, Indonesia) economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated March 26, 1999, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

PART II - OTHER INFORMATION

Item 1  Legal proceedings.
------  -----------------

         As of March 31, 2000, there are no material outstanding lawsuits against the Company; however as discussed in the Company's December 31, 1999 Form 10-K, several of the Company's projects and subsidiaries are involved in ongoing litigation.

Item 2  Changes in Securities and Use of Proceeds.
------  ---------------------

          On March 14, 2000, MidAmerican Energy Holdings Company, an Iowa corporation ("MidAmerican"), announced that an investor group including Berkshire Hathaway Inc., Walter Scott, Jr., David L. Sokol, Gregory E. Abel and certain of their affiliates had completed its acquisition of MidAmerican pursuant to a previously disclosed Agreement and Plan of Merger, dated as of October 24, 1999, among MidAmerican, Teton Formation L.L.C. and Teton Acquisition Corp. As a result of the merger, an aggregate of 9,281,087 shares of common stock, no par value, of MidAmerican, and 34,563,395 shares of Zero Coupon Convertible Preferred Stock, no par value, of MidAmerican, were issued to the members of the investor group in exchange for an aggregate of $1,428,024,379.65 in cash and securities of MidAmerican. The Zero Coupon Convertible Preferred Stock is convertible into common stock of MidAmerican pursuant to the terms set forth in MidAmerican's Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to MidAmerican's Report on Form 10-K/A for year ending December 31,
          1999) which is incorporated herein by reference. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3  Defaults on Senior Securities.
------  -----------------------------

         Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

         The Company held a special meeting of shareholders on January 27, 2000. At the meeting, shareholders voted on one issue. The result of the vote is as follows:

                                                   For      Against   Abstaining
                                                   ---      -------   ----------
A.       Vote regarding approval on an
         Agreement and Plan of Merger among     44,556,736  3,240,176   50,997
         Teton Formation L.L.C., Teton Acquisition
         Corp. and the Company, and the merger
         of Teton Acquisition Corp. with and into the Company

Item 5  Other Information.
------  -----------------

         Not applicable.
                                      -21-

Item 6  Exhibits and Reports on Form 8-K.
------  --------------------------------

(a)      Exhibits:

Exhibits Filed Herewith
-----------------------

         Exhibit 15 - Awareness Letter of Independent Accountants.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2000 the Company filed the following:

         (i) Current Report on Form 8-K dated and filed March 14, 2000 announcing the consummation of the merger between the Company and Teton Formation L.L.C. and Teton Acquisition Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MIDAMERICAN ENERGY HOLDINGS COMPANY

                                                        (Registrant)





Date:  May 15, 2000                                /s/  Patrick J. Goodman
                                            ------------------------------------
                                                        Patrick J. Goodman
                                             Senior  Vice  President  &  Chief
                                             Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                                           Page No.
-----------                                                           --------

15             Awareness Letter of Independent Accountants               25

27             Financial Data Schedule                                   26