Form 10-Q
period 2000-08-14
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2000-08-14
CIK 1081316

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                                  June 30, 2000

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                (Exact name of registrant as specified in its charter)
                   Iowa                                       94-2213782
     ---------------------------------                     --------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification No.)

     666 Grand  Avenue,  Des Moines, IA                        50309
     ----------------------------------                   -------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
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

                                 Yes    X                              No ____
                                     -------


As of August 11, 2000 all 9,281,087 shares of common stock of MidAmerican Energy Holdings Company were held by a limited group of investors.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I:  Financial Information

                                                                        Page No.

ITEM 1.       Financial Statements

              Independent Accountants' Report.......................         1

              Consolidated Balance Sheets...........................         2

              Consolidated Statements of Operations.................         3

              Consolidated Statements of Cash Flows.................         4

              Notes to Consolidated Financial Statements............         5

ITEM 2.       Management's Discussion and Analysis of

                 Financial Condition and Results of Operations......         9

Part II:  Other Information

ITEM 1.       Legal Proceedings.....................................        22
ITEM 2.       Changes in Securities.................................        22
ITEM 3.       Defaults on Senior Securities.........................        22
ITEM 4.       Submission of Matters to a Vote of Security Holders...        22
ITEM 5.       Other Information.....................................        22
ITEM 6.       Exhibits and Reports on Form 8-K......................        22

Signatures    ......................................................        23

Exhibit Index ......................................................        24

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations for the three-month period ended June 30, 2000 and for the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three-month and six-month periods ended June 30, 1999 for MEHC (Predecessor) and the related consolidated statements of cash flows for the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the six-month period ended June 30, 1999 for MEHC (Predecessor). These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 21, 2000

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            MEHC
                                                                   (Predecessor)

                                                                        As of
                                                     June 30,       December 31,
                                                       2000            1999
                                                   ------------     ------------
                                                            (Unaudited)
Assets
Current Assets:

   Cash and cash equivalents .................... $    38,343       $   316,327
   Restricted cash and short term investments....      12,130            36,294
   Accounts receivable...........................     488,113           600,564
   Other current assets..........................     150,141           185,128
                                                  -----------       -----------
      Total Current Assets.......................     688,727         1,138,313
                                                  -----------       -----------

Property, plant, contracts and equipment, net ...   5,558,831         5,463,329
Excess of cost over fair value of net assets
 acquired, net...................................   3,441,634         2,712,677
Regulatory assets................................     245,926           278,757
Long-term restricted cash........................      62,566           133,265
Long-term restricted investments.................     111,946           122,175
Nuclear decommissioning trust fund and other
 marketable securities...........................     228,783           226,298
Equity investments...............................     223,071           208,023
Deferred charges, other investments and other
 assets..........................................     772,601           483,515
                                                  -----------       -----------

   Total Assets.................................. $11,334,085       $10,766,352
                                                  ===========       ===========

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable..............................$    319,435      $    449,203
   Other accrued liabilities.....................     455,981           458,667
   Current portion of long-term debt.............     628,230           614,725
                                                  -----------      ------------
      Total Current Liabilities..................   1,403,646         1,522,595
                                                 ------------      ------------

Other long-term accrued liabilities..............     948,481         1,054,440
Parent company debt..............................   1,828,123         1,856,318
Subsidiary and project debt......................   3,421,276         3,642,703
Deferred income taxes............................   1,077,044           902,868
                                                 ------------      ------------
   Total Liabilities.............................   8,678,570         8,978,924
                                                 ------------      ------------

Deferred income..................................      73,950            65,509
Minority interest................................      26,316            29,127
Company-obligated mandatorily redeemable convertible
   preferred securities of subsidiary trusts.....     330,869           450,000
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts...............     454,772                 -
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts.....     100,000           101,598
Preferred securities of subsidiary...............     146,303           146,606

Shareholders' Equity:
Zero coupon convertible preferred stock -
   authorized 50,000 shares, no par value, 34,563
   share outstanding..............................          -                 -
Common stock - authorized 60,000 and 180,000 shares,
   no par value; 9,281 and 82,980 shares issued,
   9,281 and 59,944 shares outstanding, at June 30
   2000 and December 31, 1999, respectively.......          -                 -
Additional paid in capital........................  1,553,073         1,249,079
Retained earnings.................................     14,485           507,726
Accumulated other comprehensive loss..............    (44,253)          (12,029)
Treasury stock - 23,036 common shares at
   December 31, 1999, at cost.....................          -          (750,188)
                                                   ----------       -----------
   Total Shareholders' Equity.....................  1,523,305           994,588
                                                   ----------       -----------

Total Liabilities and Shareholders' Equity........$11,334,085       $10,766,352
                                                  ===========       ===========


The accompanying notes are an integral part of these financial statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                   (Unaudited)

                                                      MEHC

                                                 (Predecessor)                                    MEHC (Predecessor)
                                                 -------------                          -----------------------------------
                                            Three Months           March 14, 2000       January 1, 2000        Six Months
                                           Ended June 30,             through               through          Ended June 30,
                                           --------------          June 30, 2000         March 13, 2000           1999
                                         2000         1999         --------------       ----------------     --------------
Revenues:                                -----------------

  Operating revenue.................  $1,123,233   $ 1,003,602       $1,339,157            $1,043,072           $1,801,487
  Interest and other income.........      29,441        36,548           27,356                19,484               77,794
  Gain on non-recurring items.......           -        78,223                -                     -               98,396
                                      ----------   -----------      -----------            ----------           ----------
  Total revenues....................   1,152,674     1,118,373        1,366,513             1,062,556            1,977,677
                                      ----------   -----------      -----------            ----------           ----------

Costs and expenses:

  Cost of sales.....................     612,280       499,868          722,294               561,386              947,066
  Operating expense.................     273,087       281,636          324,193               219,303              436,792
  Depreciation and amortization.....     120,129       111,395          142,439                97,278              190,746
  Interest expense..................     124,726       131,414          148,024               101,330              248,295
  Less interest capitalized.........     (27,048)      (16,669)         (30,694)              (15,516)             (32,710)
  Loss on non-recurring item........           -             -                -                 7,605                    -
                                      ----------    ----------      -----------            ----------           ----------
Total costs and expenses............   1,103,174     1,007,644        1,306,256               971,386            1,790,189
                                      ----------    ----------      -----------            ----------           ----------

Income before provision for income
  taxes.............................      49,500       110,729           60,257                91,170              187,488

Provision for income taxes..........      11,516        37,227           13,817                31,008               63,292
                                      ----------    ----------      -----------            ----------           ----------

Income before minority interest.....      37,984        73,502           46,440                60,162              124,196

Minority interest...................      26,935        12,441           31,955                 8,850               23,344
                                      ----------    ----------      -----------            ----------           ----------

Income before extraordinary item....      11,049        61,061           14,485                51,312              100,852

Extraordinary item, net of tax......           -        (5,366)               -                     -              (36,886)
                                      ----------    ----------      -----------            ----------           ----------

Net income available to common

  shareholders......................  $   11,049    $   55,695       $   14,485             $   51,312           $   63,966
                                      ==========    ==========       ==========             ==========           ==========

The accompanying notes are an integral part of these financial statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (In thousands)
                                       (Unaudited)

                                                                                                 MEHC (Predecessor)
                                                                                        ---------------------------------
                                                                      March 14, 2000     January 1, 2000          Six
                                                                          through            through          Months Ended
                                                                      June 30, 2000      March 13, 2000      June 30, 1999
                                                                      --------------     ---------------     -------------
Cash flows from operating activities:



Net income....................................................           $   14,485       $    51,312      $     63,966
Adjustments to reconcile to net cash flows from
    operating activities:
Gain on non-recurring items...................................                    -                 -           (98,396)
Extraordinary item, net of tax................................                    -                 -            36,886
Depreciation and amortization.................................              113,719            83,194           162,206
Amortization of excess of cost over fair value of
     net assets acquired......................................               28,720            14,084            28,540
Amortization of deferred financing costs and other costs......                8,053             4,334            10,907
Provision for deferred income taxes...........................               19,434            (9,342)         (165,527)
Undistributed earnings on equity investments..................              (11,218)           (3,459)           (5,939)
Changes in other items:
    Accounts receivable and other current assets..............               88,195            46,436           198,064
    Accounts payable, accrued liabilities, deferred income
    and other.................................................             (211,010)           80,524            29,083
                                                                         ----------        ----------       -----------
Net cash flows from operating activities......................               50,378           267,083           259,790
                                                                         ----------        ----------       -----------

Cash flows from investing activities:
Purchase of MEHC (Predecessor) and MidAmerican, net of
   cash acquired..............................................           (2,048,266)                -        (2,501,425)
Proceeds from sale of qualified facilities, net of cash
   disposed...................................................                    -                 -           365,074
Purchase of marketable securities.............................              (15,326)           (8,251)          (22,366)
Proceeds from sale of marketable securities...................               23,994            10,665           382,374
Capital expenditures relating to operating projects...........              (17,403)          (21,685)          (64,909)
Construction and other development costs......................              (72,977)          (56,720)          (53,092)
Philippine-construction in progress...........................              (15,284)          (22,736)          (30,319)
Decrease (increase) in restricted cash and investments........               62,283            42,809           113,847
Decrease (increase) in other assets...........................              (14,841)          (88,096)           (3,573)
                                                                         ----------        ----------        ----------
Net cash flows from investing activities......................           (2,097,820)         (144,014)       (1,814,389)
                                                                         ----------        ----------        ----------

Cash flows from financing activities:

Proceeds from issuances of common and preferred stock  .......            1,428,024                 -                 -
Proceeds from issuance of trust preferred securities..........              454,772                 -                 -
Proceeds from subsidiary and project debt.....................               81,378             6,043         1,100,000
Proceeds from parent company debt.............................               25,000                 -                 -
Repayment of subsidiary and project debt......................             (135,545)         (133,060)         (148,018)
Repayment of parent company debt..............................               (4,225)                -          (676,971)
Purchase of treasury stock....................................                    -                 -           (64,730)
Redemption of preferred trust securities of subsidiaries......              (19,686)                -              (588)
Other.........................................................               (3,317)             (149)           10,293
                                                                        -----------        ----------       -----------
Net cash flows from financing activities......................            1,826,401          (127,166)          219,986
                                                                        -----------        ----------       -----------

Effect of exchange rate changes on cash.......................              (44,227)           (8,619)          (24,127)
                                                                        -----------        ----------       -----------

Net decrease in cash and cash equivalents.....................             (265,268)          (12,716)       (1,358,740)
Cash and cash equivalents at beginning of period..............              303,611           316,327         1,606,148
                                                                        -----------        ----------       -----------
Cash and cash equivalents at end of period....................          $    38,343        $  303,611       $   247,408
                                                                        ===========        ==========       ===========

Interest paid, net of amount capitalized......................          $   155,437        $   35,057       $   178,961
                                                                        ===========        ==========       ===========
Income taxes paid.............................................          $    61,495        $        -       $    47,192
                                                                        ===========        ==========      ============

The accompanying notes are an integral part of these financial statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC
(Predecessor)") and subsidiaries (collectively referred to as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the period March 14, 2000 to June 30, 2000 and for the three months ended June 30, 2000, for the Company and for the period January 1, 2000 to March 13, 2000 for the three and six months ended June 30, 1999 for MEHC (Predecessor) and the related consolidated statements of cash flows for the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the six month period ended June 30, 1999 for MEHC (Predecessor).
The results of operations for the three months ended June 30, 2000, and the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three and six months ended June 30, 1999 for MEHC (Predecessor) are not necessarily indicative of the results to be expected for the full year.

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

2.   Teton Transaction

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and non-dividend paying convertible preferred stock and approximately $455 million in 11% non-transferable trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments, commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations. The final purchase price allocation has not been completed; however, the Company does not anticipate any material changes based on currently available information. The Company recorded the estimated excess of cost over fair value of net assets acquired of approximately $945 million that is being amortized using the straight-line method over a 40-year period.

Unaudited pro forma combined revenue, income before extraordinary items and net income of the Company and MEHC (Predecessor) for the six months ended June 30, 2000 and 1999, as if the Teton Transaction and the MidAmerican merger had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes, and the issuance of the 11% trust preferred securities, were $2,429.1 million, $56.4 million and $56.4 million, respectively, compared to $2,375.8 million, $89.3 million and $52.4 million, respectively.

3.       Property, Plant, Contracts and Equipment:

Properties,   plant,   contracts  and  equipment   comprise  the  following  (in
thousands):

                                                                            MEHC
                                                                   (Predecessor)

                                                                   -------------
                                                    June 30,        December 31,
                                                     2000              1999
                                                  ------------     -------------

Operating assets:

Utility generation and distribution system.....   $6,478,297         $6,362,975
Independent power plants.......................      732,867            705,346
Wells and resource development.................       35,210            123,845
Other assets...................................      471,776            377,897
                                                  ----------         -----------

Total operating assets.........................    7,718,150          7,570,063

Less accumulated depreciation and amortization.   (3,185,541)        (3,062,387)
                                                  -----------        -----------

Net operating assets...........................    4,532,609          4,507,676

Mineral and gas reserves and exploration
 assets, net..................................       386,553            476,416
Construction in process:
     Casecnan.................................       344,027            306,007
     Zinc recovery project....................       142,937             92,794
     Cordova..................................       152,705             79,982
     Other....................................             -                454
                                                  ----------         ----------

Total.........................................    $5,558,831         $5,463,329
                                                  ==========         ==========

4.   Comprehensive Income:

Comprehensive income (loss) for the three months ended June 30, 2000, and 1999 was $(33.2) million and $45.0 million, respectively. Comprehensive income (loss) for the period March 14, 2000 to June 30, 2000 was $(29.8) million. Comprehensive income (loss) of MEHC (Predecessor) for the period January 1, 2000 to March 13, 2000, and six months ended June 30, 1999 was $26.0 million and $40.2 million, respectively. Comprehensive income differs from net income due primarily to foreign currency translation adjustments.

5.   Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The
Company is in the process of evaluating the impact of this accounting pronouncement.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition". SAB 101 provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective beginning in the fourth quarter of 2000. Management does not anticipate that the final adoption of SAB 101 will have a material impact on the Company's consolidated financial statements.

6.   Segment Information:

The Company has identified five reportable business segments principally based on management structure: CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), MidAmerican (domestic utility operations), Northern (foreign utility operations), and HomeServices (real estate operations). Information related to the Company's reportable operating segments is shown below (in thousands).


                                                          MEHC

                                                     (Predecessor)                                      MEHC (Predecessor)
                                                     -------------                          --------------------------------------
                                              Three Months             March 14, 2000       January 1, 2000              Six
                                             Ended June 30,                through              through              Months Ended
                                             --------------            June 30, 2000        March 13, 2000           June 30, 1999
                                        2000              1999         -------------        --------------           -------------
                                        ----              ----

Revenue: (1)
CalEnergy Generation -
Domestic.......................       $   9,954         $     7,634         $     9,943           $    4,520         $      85,307
CalEnergy Generation -
Foreign........................          47,492              50,688              57,551               42,726               103,021
MidAmerican....................         481,477             400,870             564,696              447,583               496,718
Northern.......................         477,174             475,924             577,058              499,017             1,038,113
HomeServices...................         139,175             106,668             160,194               66,880               131,830
                                     ----------          ----------          ----------           ----------            ----------
Segment revenue................       1,155,272           1,041,784           1,369,442            1,060,726             1,854,989
Corporate......................          (2,598)             (1,634)             (2,929)               1,830                24,292
                                     ----------          ----------          ----------           ----------            ----------
                                     $1,152,674          $1,040,150          $1,366,513           $1,062,556            $1,879,281
                                     ==========          ==========          ==========           ==========            ==========

Operating Income: (1) (2)
CalEnergy Generation -
Domestic......................         $  8,013            $  7,270            $  7,787             $  3,670              $ 47,401
CalEnergy Generation -
Foreign........................          25,852              29,758              32,217               25,689                61,407
MidAmerican....................          64,426              58,921              77,919               87,894                68,913
Northern.......................          52,746             56,164               66,958               79,862               117,134
HomeServices...................          13,270               9,517              13,955               (4,144)               11,612
                                       --------            --------            --------             --------              --------
Segment operating income.......         164,307             161,630             198,836              192,971               306,467
Corporate......................         (17,129)            (14,379)            (21,249)              (8,382)               (1,790)
                                       --------            --------            --------             --------              --------
                                       $147,178            $147,251            $177,587             $184,589              $304,677
                                       ========            ========            ========             ========              ========

 (1)  Before non-recurring items.
 (2)  Operating income excludes interest expense, net of capitalized interest.



                                                                            MEHC
                                                                   (Predecessor)

                                                                   -------------
                                                    June 30,        December 31,
                                                      2000               1999
                                                  ------------     -------------

Identifiable assets:

CalEnergy Generation -
  Domestic..............................         $  923,586         $   858,812
CalEnergy Generation -
  Foreign...............................          1,194,469           1,263,026
MidAmerican.............................          5,050,062           5,052,466
Northern................................          2,991,414           2,972,705
HomeServices............................            179,269             162,714
                                                -----------         -----------
Segment identifiable assets.............         10,338,800          10,309,723
Corporate...............................            995,285             456,629
                                                -----------         -----------
                                                $11,334,085         $10,766,352
                                                ===========         ===========
Long-lived assets:
CalEnergy Generation -
  Domestic..............................        $   629,695         $   595,607
CalEnergy Generation -
  Foreign...............................            946,986             952,415
MidAmerican.............................          4,049,827           3,995,763
Northern................................          2,200,140           2,438,877
HomeServices............................            126,987             128,024
                                                -----------         -----------
Segment long-lived assets...............          7,953,635           8,110,686
Corporate...............................          1,046,830              65,320
                                                -----------         -----------
                                                $ 9,000,465         $ 8,176,006
                                                ===========         ===========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, unallocated goodwill and related goodwill amortization, and intersegment eliminations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

Teton Transaction:

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and non-dividend paying convertible preferred stock and approximately $455 million in 11% non-transferable trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments, commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

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

MidAmerican:

MidAmerican Energy Company ("MEC") is the largest energy company headquartered in Iowa and is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MEC distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of June 30, 2000, MEC had 665,000 retail electric customers and 639,000 retail natural gas customers.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers throughout the U.K. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. As of June 30, 2000, Northern supplied electricity to approximately 1.2 million customers.

Northern also competes to supply gas throughout the U.K. As of June 30, 2000, Northern supplied gas to approximately 521,000 customers.

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

Results of Operations for the Quarters Ended June 30, 2000 and 1999:

Operating revenue increased in the second quarter of 2000 to $1,123.2 million from $1,003.6 million for the same period in 1999, an 11.9% increase. Northern's operating revenue increased in the second quarter of 2000 to $470.2 million from $463.5 million for the same period in 1999, primarily due to higher volumes of electricity supplied outside of its authorized area partially offset by lower volumes supplied within its authorized area. MidAmerican operating revenue increased in the second quarter of 2000 to $470.1 million from $386.1 million for the same period in 1999, primarily due to increase in volumes of non-regulated gas and higher rates in regulated gas. Operating revenue of HomeServices, a majority owned subsidiary of the Company, increased in the second quarter of 2000 to $137.8 million from $106.3 million for the same period in 1999, primarily due to acquisitions.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                                           Three Months
                                                          Ended June 30,
                                                   ---------------------------
                                                   2000                   1999
                                                   ----                   ----

Electricity Supplied (GWh)..............          4,691                  4,077

Electricity Distributed (GWh)...........          3,790                  3,635

Gas Supplied (Thousands of MMBtus)......          8,721                  9,349

The increase in electricity supplied for the three months ended June 30, 2000 from the same periods in 1999 is due primarily to the increase in supply volumes for customers outside the authorized area. The increase in electricity distributed for the three months ended June 30, 2000 from the same period in 1999 is due to changes in demand in the authorized area. The decrease in gas supplied in 2000 from 1999 reflects lower volume in the U.K. industrial and commercial markets.

The following data represents sales from MEC:

                                                            Three Months
                                                           Ended June 30,
                                                  -----------------------------
                                                  2000                     1999
                                                  ----                     ----

Electric Retail Sales (GWh).............         3,940                    3,868

Electric Sales for Resale (GWh).........         1,361                    1,572

Regulated and Non-regulated Gas

  Supplied (Thousands of MMBtus)........        31,584                   21,387

MEC retail electric sales increased in the second quarter 2000 from the second quarter 1999 due to increased customers and non-weather related sales increases, partially offset by more moderate temperatures. MEC electric sales for resale decreased in the second quarter as lower production at the Cooper nuclear facility reduced available sales volumes. MEC regulated and non-regulated gas supplied decreased in the second quarter due to growth in the non-regulated markets.

Interest and other income decreased in the second quarter of 2000 to $29.4 million from $36.5 million for the same period in 1999, a 19.5% decrease. The decrease is due to a reduction in interest income as a result of lower cash and lower dividend income.

The gain on non recurring items resulted from the sale of approximately 6.74 million shares of McLeod USA ("McLeod") Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million.

Cost of sales increased in the second quarter of 2000 to $612.3 million from $499.9 million for the same period in 1999, a 22.5% increase. The increase is primarily due to higher volumes of electricity supplied at Northern and higher volumes of non-regulated gas supplied at MEC.

Operating expense decreased in the second quarter of 2000 to $273.1 million from $281.6 million for the same period in 1999, a 3.0% decrease. The decrease is primarily due to lower marketing costs at Northern, and lower nuclear costs, maintenance, IT and property tax expenses at MEC, partially offset by increased costs at HomeServices for acquisition and increased activity.

Depreciation and amortization increased in the second quarter of 2000 to $120.1 million from $111.4 million for the same period in 1999, a 7.8% increase. The increase is due to higher production at CE Gas and goodwill amortization from the Teton Transaction.

Interest expense, less amounts capitalized, decreased in the second quarter of 2000 to $97.7 million from $114.7 million for the same period in 1999, a 14.8% decrease. The decreases are due to the lower average outstanding debt balances and increased capitalized interest at Casecnan, Cordova and Zinc.

The provision for income taxes decreased in the second quarter of 2000 to $11.5 million from $37.2 million for the same period in 1999, a 69.1% decrease. The decrease is due to lower pretax income which resulted from the gain on the sale of McLeod in 1999.

Minority interest increased in the second quarter of 2000 to $26.9 million from $12.4 million for the same period in 1999, a 116.9% increase. The increase is primarily due to the issuance of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust associated with the Teton Transaction.

Income before extraordinary items decreased in the second quarter of 2000 to $11.0 million from $61.1 million for the same period in 1999.

The Company redeemed $64.3 million in principal value of the 9.5% Senior Notes at an aggregate price of $71.1 million throughout the second quarter of 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss, net of tax, of $5.4 million, in the three months ended June 30, 1999.

Results of Operations for the Periods March 14, 2000 through June 30, 2000, January 1, 2000 through March 13, 2000 and for the Six Months Ended June 30, 1999:

The following is a discussion of the historical results of the Company for the period March 14, 2000 through June 30 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000, through March 13, 2000, and for the six months ended June 30, 1999. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction and the MidAmerican Merger had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes and the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the six months ended June 30, 1999 to the six months ended June 30, 2000.

Pro forma operating revenue for the six months ended June 30, 2000 was $2,382.2 million compared with $2,189.8 million for the same period in 1999, an increase of 8.8%. Northern Electric revenue increased for the six months ended June 30, 2000 to $1,068.1 million from $1,025.0 million for the same period in 1999, primarily due to higher volumes of electricity supplied and distribution revenue from access charges. MEC revenue increased for the six months ended June 30, 2000 to $992.7 million from $862.8 million for the same period in 1999, primarily due to increases in non-regulated gas and higher rates in regulated gas. The remaining increase primarily relates to the increase of revenue at HomeServices, a majority owned subsidiary of the Company, due to acquisitions in 1999.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                                             Six Months
                                                           Ended June 30,
                                                      -----------------------
                                                      2000               1999
                                                      ----               ----

Electricity Supplied (GWh).....................       9,915              8,641
Electricity Distributed (GWh)..................       8,210              7,859
Gas Supplied (Thousands of MMBtus).............      25,444             27,717

The increase in electricity supplied for the six months ended June 30, 2000 is due primarily to the increase in volumes for customers outside of the authorized area. The increase in electricity distributed for the six months ended June 30, 2000 is due to changes in demand in the authorized area. The reduction in gas supplied in 2000 from 1999 reflects lower volume in the U.K. industrial and commercial markets.

The following data represents sales from MEC.

                                                                      Six Months
                                                                  Ended June 30,

                                                       -------------------------
                                                       2000                1999
                                                       ----                ----

Electric Retail Sales (GWh)....................       7,884               7,706
Electric Sales for Resale (GWh)................       3,443               3,368
Regulated and Non-regulated Gas Supplied
  (Thousands of MMBtus)........................      82,571              68,240

MEC retail electric sales increased for the six months ended June 30, 2000 from the same period in 1999 due to increased customers and non-weather related sales increases partially offset by more moderate temperatures. Electric sales for resale increased for the six months ended June 30, 2000 from the same period in 1999 due to improved availability in 2000 of MEC's baseload coal plants and favorable market conditions. Retail gas supplied decreased due to milder temperatures for the six months ended June 30, 2000 compared to the same period in 1999, resulting in less heating load.

Pro forma interest and other income for the six months ended June 30, 2000 was $46.8 million compared with $87.6 million for the same period in 1999. The decrease was due primarily to the reduced interest income resulting from lower corporate cash balances.

The gain on non-recurring items resulted from the sale of approximately 6.74 million shares of McLeod Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million.

As a result of the sales of Coso and an interest in CE Generation, the Company recorded a gain of $20.2 million in the first quarter of 1999.

Pro forma cost of sales for the six months ended June 30, 2000 was $1,283.7 million compared with $1,146.0 million for the same period in 1999, an increase of 12.0%. The increase is due to increased revenue at Northern, MEC and HomeServices.

Pro forma operating expenses for the six months ended June 30, 2000 was $542.8 million compared with $558.8 million for the same period in 1999. The decrease was due to lower costs at both Northern and MEC.

Pro forma depreciation and amortization for the six months ended June 30, 2000 was $242.5 million compared with $233.9 million for the same period in 1999.

Pro forma interest expense, less amounts capitalized, for the six months ended June 30, 2000 was $204.0 million compared with $231.7 million for the same period in 1999, a decrease of 12.0%. This decrease was due to the repayment of the 9.5% Senior Notes in 1999 and other reduced indebtedness and an increase in capitalized interest on Casecnan, Cordova and Zinc.

The loss on non-recurring items of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs related to the Teton Transaction.

Pro forma tax expense for the six months ended June 30, 2000 was $40.7 million compared with $63.7 million for the same period in 1999. The decrease is due primarily to lower pretax income in 2000.

Pro forma minority interest for the six months ended June 30, 2000 was $51.5 million compared with $52.3 million for the same period in 1999. Minority interest includes the dividends on the $455 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. This decrease was due to the conversion of TIDES I to common stock in May 1999.

On January 15, 1999, the Company redeemed its remaining outstanding Senior Discount Notes at a redemption price of 105.125% plus accrued interest. On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million principal that were paid on March 3, 1999 at a redemption price of 110.025% plus accrued interest. The Company redeemed $64.3 million in principal value of the 9.5% Senior Notes at an aggregate price of $71.1 million throughout the second quarter of 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss, net of tax, of $5.4 million, in the three months ended June 30, 1999. Due to the early retirement of the Senior Discount Notes, the Limited Recourse Notes, and the 9.5% Senior Notes, the Company recorded an extraordinary item of approximately $36.9 million, net of tax.

Liquidity and Capital Resources:

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

The Company's cash and cash equivalents were $38.3 million at June 30, 2000 as compared to $316.3 million at December 31, 1999. The majority of this decrease was due to the cash used in the Teton Transaction. In addition, the Company recorded separately restricted cash and investments of $186.6 million and $291.7 million at June 30, 2000 and December 31, 1999, respectively. The restricted cash balance as of June 30, 2000 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Philippine Projects' restricted cash is reserved for the service of debt obligations.

Teton Transaction

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs. The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and non-dividend paying convertible preferred stock and approximately $455 million in 11% non-transferable trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments, commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

Construction

Minerals Extraction

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project that will recover zinc from the geothermal brine. Facilities are being installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operation in the third quarter of 2000. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract. Kvaerner is a wholly owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs, including financing costs, of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $152.7 million of construction costs through June 30, 2000.

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

Under the Project Agreement, if the National Irrigation Administration ("NIA") has completed certain work on its irrigation system, CE Casecnan is liable to pay NIA $5,000 per day for each day of delay in completion of the Casecnan
Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. NIA has not completed such work, and therefore CE Casecnan is not currently making such payments.

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

Cordova

Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, has commenced construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into an engineering, procurement and construction ("EPC") contract with Stone & Webster Engineering Corporation to build the project. Total project costs are estimated to be approximately $288.9 million. The Company has also entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova Energy has the option to elect on an annual basis to retain up to 50% of the project output for sales to others. The construction of the Cordova Project is expected to be completed in mid-2001.

On September 10, 1999 Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. As part of the financing, approximately $93.5 million of 8.64% Series A-1 Senior Secured Bonds due in 2019 were issued. An additional $31.3 million of 8.79% Series A-2 Senior Secured Bonds were issued on December 15, 1999, $29.3 million of 9.07% Series A-3 Senior Secured Bonds were issued on March 15, 2000, and $58.1 million of 8.82% Series A-4 Senior Secured Bonds were issued on June 15, 2000. Additional Series A Senior Secured Bonds will be issued as required to fund construction. Cordova Funding has loaned the proceeds to Cordova Energy. The Company has incurred $152.7 million of construction costs through June 30, 2000. Total equity funding is expected to be approximately $63.9 million.

The EPC contractor's parent, Stone & Webster, Incorporated, voluntarily filed Chapter 11 bankruptcy on June 2, 2000 and has sold substantially all of its assets to Shaw Group, Inc. Shaw Group, Inc. has agreed to complete substantially all of Stone & Webster's contracts for current and future projects. The Company does not believe this situation will cause any material adverse effect on the final completion of the Cordova Project or the Company.

Accounting Effects of Industry Restructuring

A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards ("SFAS") No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MEC's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MEC could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of June 30, 2000, the Company had $245.9 million of net regulatory assets on its consolidated balance sheet.

U.K. Rate Matters

Distribution

Northern charges access fees for the use of the distribution system. Most revenue of the distribution business is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI reflects the average of the twelve months' inflation rates recorded for the previous July to December period and Xd is set at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electric distributed. The formula determines the maximum average price per unit of electric distributed (in pence per kilowatt hour) which a Regional Electricity Company ("REC") is entitled to charge. The price control does not seek to constrain the profits of a REC from year to year. It is a control on revenue that operates independently of the REC's costs. During the lifetime of the price control additional cost savings therefore contribute directly to profit.

The previous distribution price control period expired on March 31, 2000. Changes to the formula took effect from April 1, 2000 resulting in a one-off reduction in allowed income per unit distributed of 23%. As part of the review, the Xd factor remains at 3%. The distribution prices allowable under the current distribution price control formula are expected to be reviewed by the Office of Gas and Electricity Markets ("Ofgem") at the expiration of the formula's scheduled five-year duration in 2005. The formula may be reviewed at other times at the discretion of Ofgem, including in connection with certain proposed regulatory incentive initiatives.

As a result of the new distribution price control, Northern implemented a review of expenditure and staffing requirements primarily in its distribution business. Subsequently Northern implemented a series of cost reduction initiatives including a redundancy program, following discussions with the trade unions, which has resulted in 461 employees leaving Northern prior to June 30, 2000. This is on target for the overall reduction of 500 expected by the end of the year.

Supply

In December 1999, Ofgem announced revised electric price controls. From April 2000, these have applied to most domestic and small commercial customers in the below 100kW market of Northern's designated area, and result in a further lowering of price caps. The new price control applies for two years to March 2002.

While the impact of the latest regulatory review varied across companies, the anticipated impact on a standard Northern customer was a real price reduction of approximately 11%. The impact on customers utilizing a tariff with varying day/night rates was considerably lower at approximately 1%.

The supply companies are able to propose and amend the detailed structure of tariffs, but these must be submitted to Ofgem to ensure their consistency with the prescribed price caps. Prices are then monitored on an ongoing basis, and any proposed further amendments must be submitted to Ofgem for review.

In addition to the constraint of regulatory price caps, competitive pressures from other suppliers are exerted against Northern's tariffs and contracts. The costs of fulfilling customer requirements are also subject to market pressures, energy prices varying on a half hourly basis. At present, electric prices are established on a national half hourly basis through the electric pool. Northern principally employs contracts for difference to hedge the risk contingent on movements in pool price.

From November 2000, New Electricity Trading Arrangements ("NETA") are being introduced to replace the Pool with market arrangements more reflective of other commodities. The bulk of energy settlement under this system will occur either bilaterally or through power exchanges. Risk mitigation will be dependent on the establishment of effective load forecasting tools, addressing short and longer-term requirements. In addition, it is expected that new hedging facilities will be established, although the form of these has yet to be defined.

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

Environmental Matters - Domestic

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MEC has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MEC has any responsibility for remedial action. MEC's estimate of the probable costs for these sites as of June 30, 2000, was $27 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

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

Environmental Matters - U.K.

Northern carries out its activities in such a manner as to minimize the impact of its works and operations on the environment and in accordance with environmental legislation and good practice. There have been no significant environmental compliance issues.

The U.K. Government introduced new contaminated land legislation in April 2000 that requires companies to:

o Put in place a program for investigating the company's history to identify problem sites for which it is responsible; o make a clear commitment to meeting responsibilities for cleaning up those sites; o provide funding to make sure that this can happen; and o make commitments public.

Northern is in the process of completing the evaluation work on the seven sites which may be subject to the legislation. A compliance strategy will then be developed. Exploratory work with an environmental remediation company is expected to minimize any clean up costs.

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2000 were introduced on May 5, 2000. The Regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM must be de-contaminated by December 31, 2000. Northern has registered 62 items above 50 PPM, de-contaminated 4 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MEC expects to contribute approximately $42 million during the period 2000 through 2004 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the trust's funds are invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

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

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are to a large extent included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings that is reviewed annually.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The Company is in the process of evaluating the impact of this accounting pronouncement.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated March 26, 1999, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

PART II - OTHER INFORMATION

Item 1 Legal proceedings.

------  -----------------

         As of June 30, 2000, there are no material outstanding lawsuits against the Company; however as discussed in the Company's December 31, 1999 Form 10-K, several of the Company's projects and subsidiaries are involved in ongoing litigation.

Item 2  Changes in Securities and Use of Proceeds.
------  -----------------------------------------

         Not applicable.

Item 3  Defaults on Senior Securities.
------  -----------------------------

         Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

         Not applicable.

Item 5  Other Information.
------  -----------------

         Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

------  --------------------------------

(a)      Exhibits:

     Exhibits Filed Herewith

         Exhibit 15 - Awareness Letter of Independent Accountants.

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K:

         None

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

                                             MIDAMERICAN ENERGY HOLDINGS COMPANY
                                             -----------------------------------
                                                        (Registrant)





Date:  August 14,  2000                             /s/  Patrick J. Goodman
                                               ---------------------------------
                                                         Patrick J. Goodman
                                                   Senior Vice President & Chief
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

                                                                     Exhibit 15

                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS

MidAmerican Energy Holdings Company
Des Moines, Iowa

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited consolidated interim financial information of MidAmerican Energy Holdings Company and subsidiaries for the period March 14, 2000 to June 30, 2000 and for the three-month period ended June 30, 2000 for MidAmerican Energy Holdings Company and for the period January 1, 2000 to March 13, 2000 and for the three-month and six-month periods ended June 30, 1999 for MidAmerican Energy Holdings Company (Predecessor), as indicated in our report dated July 21, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated by reference in Registration Statements No. 333-30537, No. 333-45615 and No. 333-62697 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
Des Moines, Iowa
August 14,  2000