Form 10-Q
period 2000-11-13
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2000-11-14
CIK 1081316

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               September 30, 2000

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

           (Exact name of registrant as specified in its charter)

            Iowa                                            94-2213782
 --------------------------------                        ----------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 666 Grand Avenue, Des Moines, IA                             50309
 ---------------------------------                       -----------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
                                                   ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                              No ____
                      -------                              ------------


As of November 13, 2000 all 9,281,087 shares of common stock of MidAmerican Energy Holdings Company were held by a limited group of investors.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                        Page No.

ITEM 1.       Financial Statements

              Independent Accountants' Report............................    1

              Consolidated Balance Sheets................................    2

              Consolidated Statements of Operations......................    3

              Consolidated Statements of Cash Flows......................    4

              Notes to Consolidated Financial Statements.................    5

ITEM 2.       Management's Discussion and Analysis of

                 Financial Condition and Results of Operations...........    9

Part II:  Other Information

ITEM 1.       Legal Proceedings..........................................   22
ITEM 2.       Changes in Securities......................................   22
ITEM 3.       Defaults on Senior Securities..............................   22
ITEM 4.       Submission of Matters to a Vote of Security Holders........   22
ITEM 5.       Other Information..........................................   22
ITEM 6.       Exhibits and Reports on Form 8-K...........................   22

Signatures    ...........................................................   23

Exhibit Index ...........................................................   24

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations for the three-month period ended September 30, 2000 and for the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three-month and nine-month periods ended September 30, 1999 for MEHC (Predecessor) and the related consolidated statements of cash flows for the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the nine-month period ended September 30, 1999 for MEHC (Predecessor). These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Des Moines, Iowa
October 27, 2000

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                                                                     MEHC
                                                                                 (Predecessor)
                                                                           As of
                                                            -----------------------------------
                                                             September 30,       December 31,
                                                                 2000                1999
                                                            ----------------    ---------------
                                                              (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents...........................   $     85,549        $      316,327
   Restricted cash and short-term investments..........         34,373                36,294
   Accounts receivable.................................        493,679               600,564
   Other current assets................................        196,112               185,128
                                                          ------------        --------------
     Total Current Assets..............................        809,713             1,138,313
                                                          ------------        --------------
Property, plant, contracts and equipment, net..........      5,594,435             5,463,329
Excess of cost over fair value of net assets acquired,
  net..................................................      3,415,509             2,712,677
Regulatory assets......................................        245,378               278,757
Long-term restricted cash..............................         29,027               133,265
Long-term restricted investments.......................         98,181               122,175
Nuclear decommissioning trust fund and other marketable
  securities...........................................        218,803               226,298
Equity investments.....................................        251,712               208,023
Deferred charges, other investments and other assets...        744,786               483,515
                                                           ------------         -------------

   Total Assets........................................   $ 11,407,544         $  10,766,352
                                                          ============         =============

Liabilities and Shareholders' Equity
Current Liabilities:

   Accounts payable....................................   $    383,596         $     449,203
   Other accrued liabilities...........................        484,091               458,667
    Short-term debt....................................        122,730               379,523
   Current portion of long-term debt...................        330,695               235,202
                                                          ------------         -------------
     Total Current Liabilities.........................      1,321,112             1,522,595
                                                          ------------         -------------

Other long-term accrued liabilities....................        961,550             1,054,440
Parent company debt....................................      1,829,048             1,856,318
Subsidiary and project debt............................      3,553,071             3,642,703
Deferred income taxes..................................      1,068,243               902,868
                                                          ------------         -------------
   Total Liabilities...................................      8,733,024             8,978,924
                                                          ------------         -------------

Deferred income........................................        76,925                65,509
Minority interest......................................        28,691                29,127
Company-obligated mandatorily redeemable convertible
   preferred securities of subsidiary trusts...........       331,300               450,000
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts.....................       454,772                     -
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts...........       100,000               101,598
Preferred securities of subsidiary.....................       145,985               146,606

Shareholders' Equity:
Zero coupon convertible preferred stock - authorized
   50,000 shares, no par value, 34,563 shares
   outstanding.........................................             -                     -
Common stock - authorized 60,000 and 180,000 shares,
   no par value; 9,281 and 82,980 shares issued, 9,281
   and 59,944 shares outstanding, at September 30, 2000
   and December 31, 1999, respectively.................             -                     -
Additional paid in capital.............................     1,553,073             1,249,079
Retained earnings......................................        49,380               507,726
Accumulated other comprehensive loss...................       (65,606)              (12,029)
Treasury stock - 23,036 common shares at December 31,
   1999, at cost.......................................             -              (750,188)
                                                          -----------          ------------
   Total Shareholders' Equity..........................     1,536,847               994,588
                                                         ------------         -------------

Total Liabilities and Shareholders' Equity.............   $ 11,407,544         $  10,766,352
                                                          ============         =============

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                   (Unaudited)
                                                                       MEHC
                                                                  (Predecessor)                               MEHC (Predecessor)
                                                                  -------------                       ------------------------------
                                                                                        March 14,       January 1,
                                                                                           2000            2000         Nine Months
                                                            Three Months                 through         through           Ended
                                                        Ended September 30,           September 30,     March 13,      September 30,
                                                   -------------------------------
                                                       2000             1999              2000             2000            1999
                                                   -------------   ---------------    -------------    -------------   -------------
 Revenues:
   Operating revenue............................   $  1,153,915    $  1,062,560       $ 2,493,072      $  1,043,072     $ 2,864,047
   Interest and other income....................         32,977          32,850            60,333            19,484         110,644
   Gain on non-recurring items..................              -               -                 -                 -          98,396
                                                    -----------    ------------        ----------       -----------     -----------
   Total revenues...............................      1,186,892       1,095,410         2,553,405         1,062,556       3,073,087
                                                    -----------    ------------        ----------      ------------     -----------

Costs and expenses:

   Cost of sales................................        611,232         515,430         1,333,526           561,386       1,462,496
   Operating expense............................        270,211         268,776           594,404           219,303         705,568
   Depreciation and amortization................        117,648         115,630           260,087            97,278         306,376
   Interest expense.............................        124,226         124,593           272,250           101,330         372,888
   Less interest capitalized....................        (27,220)        (18,391)          (57,914)          (15,516)        (51,101)
   Loss on non-recurring item...................              -               -                 -             7,605               -
                                                    -----------    ------------        ----------       -----------     -----------
Total costs and expenses........................      1,096,097       1,006,038         2,402,353           971,386       2,796,227
                                                    -----------    ------------       -----------      ------------     -----------

Income before provision for income taxes........         90,795          89,372           151,052            91,170         276,860

Provision for income taxes......................         28,829          27,491            42,646            31,008          90,783
                                                    -----------    ------------        ----------       -----------     -----------

Income before minority interest.................         61,966          61,881           108,406            60,162         186,077

Minority interest...............................         27,071          12,185            59,026             8,850          35,529
                                                    -----------    ------------        ----------       -----------     -----------

Income before extraordinary item................         34,895          49,696            49,380            51,312         150,548

Extraordinary item, net of tax..................              -          (3,170)                -                 -         (40,056)
                                                    -----------    ------------        ----------       -----------     -----------

Net income available to common

   shareholders.................................    $    34,895    $     46,526       $    49,380      $     51,312    $    110,492
                                                    ===========    ============       ===========      ============    ============

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)
                                                                                                        MEHC (Predecessor)
                                                                                             ---------------------------------------

                                                                        March 14, 2000        January 1, 2000             Nine
                                                                           Through                Through             Months Ended
                                                                      September 30, 2000         March 13,            September 30,
                                                                            2000                   2000                   1999
                                                                      -------------------    -------------------    ----------------

Cash flows from operating activities:
Net income.....................................................        $       49,380         $       51,312         $      110,492
Adjustments to reconcile to net cash flows from
   operating activities:
Gain on non-recurring items....................................                     -                      -                (98,396)
Extraordinary item, net of tax.................................                     -                      -                 40,056
Depreciation and amortization..................................               209,081                 83,194                261,882
Amortization of excess of cost over fair value of
   net assets acquired.........................................                51,006                 14,084                 44,494
Amortization of deferred financing costs and other costs.......                13,406                  4,334                 15,844
Provision for deferred income taxes............................                23,348                 (9,342)               (69,243)
Undistributed earnings on equity investments...................               (29,519)                (3,459)               (17,194)
Changes in other items:
   Accounts receivable and other current assets................                37,781                 46,436                207,289
   Accounts payable, accrued liabilities, deferred income
   and other...................................................              (182,081)                80,524                 43,428
                                                                       --------------          -------------          -------------
Net cash flows from operating activities.......................               172,402                267,083                538,652
                                                                       --------------          -------------          -------------

Cash flows from investing activities:
Purchase of MEHC (Predecessor) and MidAmerican, net of
   cash acquired...............................................            (2,048,266)                     -             (2,501,425)
Proceeds from sale of qualified facilities, net of cash
   disposed....................................................                     -                      -                365,074
Purchase of marketable securities..............................               (29,581)                (8,251)               (62,022)
Proceeds from sale of marketable securities....................                47,711                 10,665                451,234
Capital expenditures relating to operating projects............               (55,887)               (21,685)              (243,079)
Acquisition of CE Gas assets...................................                     -                      -                (72,272)

Construction and other development costs.......................              (142,612)               (56,720)               (94,403)
Philippine-construction in progress............................               (35,571)               (22,736)               (42,631)
Decrease in restricted cash and investments....................                87,344                 42,809                114,783
Decrease (increase) in other assets............................                60,803                (74,765)               (52,620)
                                                                           ----------          -------------          -------------
Net cash flows from investing activities.......................            (2,116,059)              (130,683)            (2,137,361)
                                                                       --------------          -------------         --------------

Cash flows from financing activities:

Proceeds from issuances of common and preferred stock..........             1,428,024                      -                      -
Proceeds from issuance of trust preferred securities...........               454,772                      -                      -
Proceeds from subsidiary and project debt......................                94,133                  6,043              1,304,373
Proceeds from parent company debt..............................                96,000                      -                      -
Repayment of subsidiary and project debt.......................              (248,366)              (133,060)              (325,408)
Repayment of parent company debt...............................                (4,225)                     -               (720,473)
Purchase of treasury stock.....................................                     -                      -               (104,847)
Redemption of preferred trust securities of subsidiaries.......               (20,064)                     -                   (588)
Other..........................................................                (3,832)                  (149)                10,770
                                                                       --------------          -------------          -------------
Net cash flows from financing activities...................                 1,796,442               (127,166)               163,827
                                                                       --------------          -------------          -------------

Effect of exchange rate changes on cash.....................                  (70,847)               (21,950)                (4,002)
                                                                       --------------          -------------          -------------

Net decrease in cash and cash equivalents......................              (218,062)               (12,716)            (1,438,884)
Cash and cash equivalents at beginning of period...............               303,611                316,327              1,606,148
                                                                       --------------         --------------          -------------
Cash and cash equivalents at end of period.....................        $       85,549          $     303,611          $     167,264
                                                                       ==============         ==============         ==============

Interest paid, net of amount capitalized.......................        $      224,521          $      35,057          $     298,542
                                                                       ==============         ==============         ==============
Income taxes paid..............................................        $       65,612          $           -          $      91,728
                                                                       ==============         ==============         ==============

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC
(Predecessor)") and subsidiaries (collectively referred to as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the period March 14, 2000 to September 30, 2000 and for the three months ended September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three and nine months ended September 30, 1999 for MEHC (Predecessor) and the related consolidated statements of cash flows for the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the nine month period ended September 30, 1999 for MEHC (Predecessor). The results of operations for the three months ended September 30, 2000, and the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 and for the three and nine months ended September 30, 1999 for MEHC (Predecessor) are not necessarily indicative of the results to be expected for the full year.

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

The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations. The final purchase price allocation has not been completed. The Company recorded the estimated excess of cost over fair value of net assets acquired which is being amortized using the straight-line method over a 40-year period.

Unaudited pro forma combined revenue, income before extraordinary items and net income of the Company and MEHC (Predecessor) for the nine months ended September 30, 2000 and 1999, as if the Teton Transaction and the MidAmerican merger had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes, and the issuance of the 11% trust preferred securities, were $3,616.0 million, $90.8 million and $90.8 million, respectively, compared to $3,465.7 million, $125.6 million and $85.6 million, respectively.

3.       Property, Plant, Contracts and Equipment

Property, plant, contracts and equipment comprise the following (in thousands):

                                                                                         MEHC
                                                                                      (Predecessor)
                                                                                      -------------
                                                                September 30,         December 31,
                                                                     2000                  1999
                                                                -------------         -------------
Operating assets:
Utility generation and distribution system..........            $   6,496,863         $   6,362,975
Independent power plants............................                  736,318               705,346
Wells and resource development......................                   56,311               123,845
Power sales agreement...............................                   95,970                -
Other development...................................                  375,978               377,897
                                                                -------------         -------------

Total operating assets..............................                7,761,440             7,570,063

Less accumulated depreciation and amortization......               (3,274,563)           (3,062,387)
                                                                -------------         -------------

Net operating assets................................                4,486,877             4,507,676

Mineral and gas reserves and exploration assets,
   net..............................................                  384,143               476,416

Construction in process:
   Casecnan.........................................                  364,314               306,007
   Zinc recovery project............................                  159,821                92,794
   Cordova..........................................                  199,280                79,982
   Other............................................                        -                   454
                                                                -------------         -------------

Total...............................................            $   5,594,435         $   5,463,329
                                                                 =============         =============

4.   Comprehensive Income

Comprehensive income for the three months ended September 30, 2000, and 1999 was $13.5 million and $66.0 million, respectively. Comprehensive loss for the period March 14, 2000 to September 30, 2000 was $(16.2) million. Comprehensive income of MEHC (Predecessor) for the period January 1, 2000 to March 13, 2000, and nine months ended September 30, 1999 was $26.0 million and $106.2 million, respectively. Comprehensive income differs from net income due primarily to foreign currency translation adjustments and unrealized gain and losses from marketable securities.

5.   Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition." SAB 101 provides additional guidance on revenue recognition criteria and related disclosure requirements. This SAB is effective beginning in the fourth quarter of 2000. Management does not anticipate that the final adoption of SAB 101 will have a material impact on the Company's consolidated financial statements.

6.   Segment Information

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

                                                         MEHC
                                                     (Predecessor)                                          MEHC (Predecessor)
                                                     -------------
                                                                                            ----------------------------------------
                                                  Three Months             March 14, 2000        January 1, 2000         Nine
                                              Ended September 30,             Through                Through          Months Ended
                                              -------------------
                                            2000              1999        September 30, 2000      March 13, 2000  September 30, 1999
                                            ----              ----        ------------------      --------------  ------------------
Revenue: (1)
CalEnergy Generation -
Domestic......................        $    18,933      $     13,189         $    28,876          $     4,520          $     98,496
CalEnergy Generation -
Foreign........................            47,182            54,406             104,733               42,726               157,427
MidAmerican....................           563,768           474,311           1,128,464              447,583               971,029
Northern.......................           423,289           430,176           1,000,347              499,017             1,468,289
HomeServices...................           134,457           123,464             294,651               66,880               255,294
                                     ------------    --------------         -----------          -----------          ------------
Segment revenue................         1,187,629         1,095,546           2,557,071            1,060,726             2,950,535
Corporate......................              (737)             (136)             (3,666)               1,830                24,156
                                      ------------   ---------------        -----------          -----------          ------------
                                       $1,186,892    $    1,095,410          $2,553,405           $1,062,556          $  2,974,691
                                       ==========    ==============          ==========           ==========          ============

Operating Income: (1) (2)
CalEnergy Generation -
Domestic......................        $    16,417      $     12,817         $    24,204          $     3,670          $60,134
CalEnergy Generation -
Foreign........................            23,748            33,204              55,965               25,689                94,611
MidAmerican....................           126,310           115,693             204,229               87,894               184,606
Northern.......................            25,928            33,717              92,886               79,862               150,851
HomeServices...................            13,810             9,780              27,765               (4,144)               21,400
                                     ------------    --------------         -----------          ------------         ------------
Segment operating income.......           206,213           205,219             405,049              192,971               511,602
Corporate......................           (18,412)           (9,645)            (39,661)              (8,382)              (11,351)
                                   --------------    --------------         -----------         ------------          -------------
                                   $      187,801      $    195,574         $   365,388          $   184,589          $    500,251
                                   ==============    ==============         ===========          ===========          ============

 (1)  Before non-recurring items.
 (2)  Operating income excludes interest expense, net of capitalized interest.

                                                                       MEHC
                                                                  (Predecessor)
                                                                  -------------
                                             September 30,         December 31,
                                                  2000                 1999
                                            -----------------    --------------
Identifiable assets:

CalEnergy Generation - Domestic...........  $     966,597         $     858,812
CalEnergy Generation -     Foreign........      1,218,277             1,263,026
MidAmerican...............................      5,147,498             5,052,466
Northern..................................      2,795,730             2,972,705
HomeServices..............................        178,821               162,714
                                            -------------         -------------
Segment identifiable assets...............     10,306,923            10,309,723
Corporate.................................      1,100,621               456,629
                                            -------------         -------------
                                            $  11,407,544         $  10,766,352
                                            =============         =============

Long-lived assets:

CalEnergy Generation -     Domestic......   $     699,389         $     595,607
CalEnergy Generation - Foreign...........         951,087               952,415
MidAmerican..............................       4,055,074             3,995,763
Northern.................................       2,143,588             2,438,877
HomeServices.............................         125,604               128,024
                                            -------------         -------------
Segment long-lived assets................       7,974,742             8,110,686
Corporate................................       1,035,202                65,320
                                            -------------         -------------
                                            $   9,009,944         $   8,176,006
                                            =============         =============

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, unallocated goodwill and related goodwill amortization, intersegment eliminations and fair value adjustments relating to acquisitions.

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

MidAmerican

MidAmerican Energy Company ("MEC") is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MEC distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of September 30, 2000, MEC had 666,000 retail electric customers and 639,000 retail natural gas customers.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers throughout the U.K. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. As of September 30, 2000, Northern supplied electricity to approximately 1.2 million customers.

Northern also competes to supply gas throughout the U.K. As of September 30, 2000, Northern supplied gas to approximately 508,000 customers.

CalEnergy

The Company indirectly owns the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively, the "Philippine Projects"), which are geothermal power plants located on the island of Leyte in the Philippines. For purposes of consistent presentation, capacity amounts for Upper Mahiao, Malitbog and Mahanagdong are 119, 216 and 165 net MW, respectively.

On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial
Valley Projects and Gas Plants to CE Generation. For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the "Partnership Projects") are based on capacity amounts of 34, 38, 38, and 38 net MW, respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the "Salton Sea Projects") are based on capacity amounts of 10, 20, 49.8 and 39.6 net MW, respectively (the Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects"). Plant capacity factors for Saranac, Power Resources and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, and 50 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Due to the sale of 50% of its interest in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999. Prior to that date, CE Generation results were fully consolidated.

On February 26, 1999, the Company closed the sale of all of its ownership interests in the Navy I, Navy II and BLM, (collectively "Coso"), to Caithness Energy, LLC for $205 million in cash.

Results of Operations for the Quarters Ended September 30, 2000 and 1999:

Operating revenue increased in the third quarter of 2000 to $1,153.9 million from $1,062.6 million for the same period in 1999, an 8.6% increase. Northern's operating revenue decreased in the third quarter of 2000 to $421.4 million from $424.2 million for the same period in 1999, primarily due to a lower foreign exchange rate and lower volumes of electricity supplied within its authorized area partially offset by higher volumes of electricity supplied outside of its authorized area. MidAmerican operating revenue increased in the third quarter of 2000 to $553.5 million from $463.9 million for the same period in 1999, primarily due to increases in volumes of non-regulated gas and higher rates in regulated gas. Operating revenue of HomeServices, a majority owned subsidiary of the Company, increased in the third quarter of 2000 to $133.5 million from $123.4 million for the same period in 1999, primarily due to acquisitions.

The following data represent the supply and distribution operations in the U.K.:

                                                         Three Months
                                                     Ended September 30,
                                                 --------------------------
                                                  2000                1999
                                                  ----                ----

Electricity Supplied (GWh)................        4,633               4,208

Electricity Distributed (GWh).............        3,701               3,719

Gas Supplied (Thousands of MMBtus)........        5,401               5,156

The increase in electricity supplied for the three months ended September 30, 2000 from the same periods in 1999 is due primarily to the increase in supply volumes for customers outside the authorized area. The decrease in electricity distributed for the three months ended September 30, 2000 from the same period in 1999 is due to changes in demand in the authorized area. The increase in gas supplied in 2000 from 1999, principally reflects higher volume in the U.K. industrial and commercial markets.

The following data represent sales from MEC:

                                                          Three Months
                                                      Ended September 30,
                                                  --------------------------
                                                   2000                1999
                                                   ----                ----

Electricity Retail Sales (GWh)............         4,734               4,584

Electricity Sales for Resale (GWh)........         1,541               1,442

Regulated and Non-Regulated Gas Supplied

(Thousands of MMBtus).....................        31,170              19,822

MEC electric retail sales increased in the third quarter 2000 from the third quarter 1999 due to increased customers and non-weather related sales, partially offset by more moderate temperatures. MEC electric sales for resale increased 6.9% in the third quarter 2000 from the third quarter 1999 due to improved availability in 2000 of MEC's base load coal plants and favorable market condi-tions. MEC regulated and non-regulated gas supplied increased in the third quarter due to growth in the non-regulated markets.

Interest and other income increased marginally in the third quarter of 2000 to $33.0 million from $32.9 million for the same period in 1999. The change is composed of higher equity investment earnings partially offset by lower interest and other income.

Cost of sales increased in the third quarter of 2000 to $611.2 million from $515.4 million for the same period in 1999, an 18.6% increase. The increase is primarily due to higher volumes of electricity supplied at Northern and higher volumes of non-regulated gas supplied at MEC.

Operating expense increased marginally in the third quarter of 2000 to $270.2 million from $268.8 million for the same period in 1999.

Depreciation and amortization increased in the third quarter of 2000 to $117.6 million from $115.6 million for the same period in 1999, a 1.7% increase. The increase is primarily due to goodwill amortization from the Teton Transaction, partially offset by lower depreciation at MidAmerican.

Interest expense, less amounts capitalized, decreased in the third quarter of 2000 to $97.0 million from $106.2 million for the same period in 1999, an 8.7% decrease. The decrease is due to the lower average outstanding debt balances and increased capitalized interest related to the construction of Casecnan, Cordova and Zinc.

The provision for income taxes increased in the third quarter of 2000 to $28.8 million from $27.5 million for the same period in 1999, a 4.7% increase. The increase primarily is due to greater non-deductible goodwill amortization and a greater percentage of income from higher taxed entities.

Minority interest increased in the third quarter of 2000 to $27.1 million from $12.2 million for the same period in 1999, a 122.1% increase. The increase is primarily due to the issuance of $455 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust associated with the Teton Transaction and higher minority interest from HomeServices.

Income before extraordinary items decreased in the third quarter of 2000 to $34.9 million from $49.7 million for the same period in 1999.

The Company redeemed $39.6 million in principal value of the 9.5% Senior Notes at an aggregate price of $43.5 million throughout the third quarter of 1999. Due to the early extinguishment of this debt, the Company recorded an extraordinary loss, net of tax, of $3.2 million, in the three months ended September 30, 1999.

Results of Operations for the Periods March 14, 2000 through September 30, 2000, January 1, 2000 through March 13, 2000 and for the Nine Months Ended September 30, 1999:

The following is a discussion of the historical results of the Company for the period March 14, 2000 through September 30, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000, through March 13, 2000, and for the nine months ended September 30, 1999. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction and the MidAmerican Merger had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes and the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the nine months ended September 30, 1999 to the nine months ended September 30, 2000.

Pro forma operating revenue for the nine months ended September 30, 2000 was $3,536.1 million compared with $3,252.3 million for the same period in 1999, an increase of 8.7%. Northern Electric operating revenue increased for the nine months ended September 30, 2000 to $1,489.5 million from $1,449.2 million for the same period in 1999, primarily due to higher volumes of electricity supplied and distribution revenue from access charges. MidAmerican operating revenue increased for the nine months ended September 30, 2000 to $1,546.2 million from $1,326.6 million for the same period in 1999, primarily due to increases in non-regulated gas and higher rates in regulated gas. The remaining increase primarily relates to the increase of revenue at HomeServices, a majority owned subsidiary of the Company, due to acquisitions in 1999.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                                           Nine Months
                                                       Ended September 30,
                                                   --------------------------
                                                    2000                1999
                                                   ------              ------

Electricity Supplied (GWh)...............          14,548              12,849

Electricity Distributed (GWh)............          11,911              11,578

Gas Supplied (Thousands of MMBtus).......          30,846              32,873

The increase in electricity supplied for the nine months ended September 30, 2000 is due primarily to the increase in volumes for customers outside of the authorized area. The increase in electricity distributed for the nine months ended September 30, 2000 is due to changes in demand in the authorized area. The reduction in gas supplied in 2000 from 1999 reflects lower volume in the U.K. industrial and commercial markets.

The following data represents sales from MEC:

                                                            Nine Months
                                                        Ended September 30,
                                                  ----------------------------
                                                     2000               1999
                                                    ------             ------

Electricity Retail Sales (GWh)............         12,618              12,290

Electricity Sales for Resale (GWh)........          4,984               4,810

Regulated and Non-Regulated Gas Supplied

(Thousands of MMBtus).....................        113,740              98,051

MEC electric retail sales increased for the nine months ended September 30, 2000 from the same period in 1999 due to increased customers and non-weather related sales partially offset by more moderate temperatures. Electric sales for resale increased for the nine months ended September 30, 2000 from the same period in 1999 due to improved availability in 2000 of MEC's base load coal plants and favorable market conditions. Retail gas supplied decreased due to milder temperatures for the nine months ended September 30, 2000 compared to the same period in 1999, resulting in less heating load.

Pro forma interest and other income for the nine months ended September 30, 2000 was $79.8 million compared with $115.0 million for the same period in 1999. The decrease was due primarily to the reduced interest income resulting from lower cash balances, lower dividends from Teesside and gains on other asset sales in 1999.

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

Pro forma cost of sales for the nine months ended September 30, 2000 was $1,894.9 million compared with $1,661.4 million for the same period in 1999, an increase of 14.1%. The increase relates to increased revenue at Northern, MEC and HomeServices.

Pro forma operating expenses for the nine months ended September 30, 2000 was $813.5 million compared with $822.4 million for the same period in 1999. The decrease was due to lower costs at both Northern and MEC.

Pro forma depreciation and amortization for the nine months ended September 30, 2000 was $360.3 million compared with $353.6 million for the same period in 1999. This increase was due to higher depreciation at Northern primarily due to higher production at CE Gas.

Pro forma interest expense, less amounts capitalized, for the nine months ended September 30, 2000 was $300.9 million compared with $339.7 million for the same period in 1999, a decrease of 11.4%. This decrease was due to the repayment of the 9.5% Senior Notes in 1999 and other reduced indebtedness and an increase in capitalized interest related to the construction of Casecnan, Cordova and Zinc.

The loss on non-recurring items of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs related to the Teton Transaction.

Pro forma tax expense for the nine months ended September 30, 2000 was $69.4 million compared with $85.5 million for the same period in 1999. The decrease is due primarily to lower pretax income in 2000.

Pro forma minority interest for the nine months ended September 30, 2000 was $78.6 million compared with $77.5 million for the same period in 1999. Minority interest includes the dividends on the $455 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

On January 15, 1999, the Company redeemed its remaining outstanding Senior Discount Notes at a redemption price of 105.125% plus accrued interest. On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million principal that were paid on March 3, 1999 at a redemption price of 110.025% plus accrued interest. The Company redeemed $103.9 million in principal value of the 9.5% Senior Notes at an aggregate price of $114.6 million throughout the second and third quarter of 1999. Due to the early retirement of the Senior Discount Notes, the Limited Recourse Notes, and the 9.5% Senior Notes, the Company recorded an extraordinary item of approximately $40.1 million, net of tax, in the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

The Company's cash and cash equivalents were $85.5 million at September 30, 2000 as compared to $316.3 million at December 31, 1999. The majority of this decrease was due to the cash used in the Teton Transaction. In addition, the Company recorded separately restricted cash and investments of $161.6 million and $291.7 million at September 30, 2000 and December 31, 1999, respectively. The restricted cash balance as of September 30, 2000 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Philippine Projects' restricted cash is reserved for the service of debt obligations.

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

Construction

Minerals Extraction

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project that will recover zinc from the geothermal brine. Facilities are being installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is expected to commence commercial operation by the end of 2000 or early 2001. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract. Kvaerner is a wholly owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs, including financing costs, of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred $172.2 million of construction costs through September 30, 2000.

Casecnan

CE Casecnan Water and Energy Company, Inc., a Philippines corporation ("CE Casecnan") which at completion of the Casecnan Project is expected to be at least 70% indirectly owned by the Company, is constructing the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan has entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Casecnan Construction Contract"). The work under the Casecnan Construction Contract is being conducted by a consortium consisting of Cooperative Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

On November 20, 1999, following a request by the Contractor, the EPC Contract was amended, inter alia, to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. In connection with such extension, Stone & Webster, the Casecnan Project's independent engineer, confirmed that the revised construction budget and schedule was reasonable and that funds remaining available to CE Casecnan should be sufficient to complete the Casecnan Project. Accordingly, the Casecnan Project is currently scheduled to become operational by the second quarter of 2001, subject to any further completion date extensions resulting from contractor delays.

The Republic of the Philippines ("RP") has recently been experiencing a period of political unrest and governmental uncertainty relating to the impeachment of President Estrada which could result in a change in the Presidency and related changes to the RP cabinet and overall government administration.

Although the obligations of the National Irrigation Administration ("NIA") to make payments to CE Casecnan for water and electricity fees under the Project Agreement with NIA and the obligations of the RP under the related sovereign performance undertaking are in no way dependent on maintaining any particular RP administration in place or on any particular government's annual budgetary appropriations, it is possible that the current Philippine governmental uncertainty could have an adverse impact on the Casecnan Project, which , as noted above, is scheduled to commence commercial operation and commence receiving payments in 2001.

Under the Project Agreement, if NIA has completed certain work on its irrigation system, CE Casecnan is liable to pay NIA $5,000 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. CE Casecnan believes NIA has not completed such work, and therefore, is not currently making such payments.

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

Cordova Energy had entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova Energy has the option to elect on an annual basis to retain up to 50% of the project capacity and energy for sales to others. Cordova Energy has exercised this option for the full 50% for the first 3 years and has entered into a power sales agreement to sell this capacity and energy to MEC.

On September 10, 1999, Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. As part of the financing, approximately $93.5 million of 8.64% Series A-1 Senior Secured Bonds due in 2019 were issued. An additional $31.3 million of 8.79% Series A-2 Senior Secured Bonds were issued on December 15, 1999, $29.3 million of 9.07% Series A-3 Senior Secured Bonds were issued on March 15, 2000, $58.1 million of 8.82% Series A-4 Senior Secured Bonds were issued on June 15, 2000 and $12.8 million of 8.48% Series A-5 Senior Secured Bonds were issued September 15, 2000. Cordova Funding has loaned the proceeds to Cordova Energy. The Company has incurred $199.3 million of construction costs through September 30, 2000. Total equity funding is expected to be approximately $63.9 million.

The EPC contractor's parent, Stone & Webster, Incorporated, voluntarily filed Chapter 11 bankruptcy on September 2, 2000 and has sold substantially all of its assets to Shaw Group, Inc. Shaw Group, Inc. has agreed to complete substantially all of Stone & Webster's contracts for current and future projects including the Cordova Project. The Company does not believe this situation will cause any material adverse effect on the final completion of the Cordova Project or the Company.

Accounting Effects of Industry Restructuring

A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards ("SFAS") No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With the exception of the generation operations serving the Illinois jurisdiction, MEC's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS 71, MEC could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of September 30, 2000, the Company had $245.4 million of net regulatory assets on its consolidated balance sheet.

U.K. Rate Matters

Distribution

Northern charges access fees for the use of the distribution system. Most revenue of the distribution business is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI reflects the average of the twelve months' inflation rates recorded for the previous July to December period and Xd is set at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a Regional Electricity Company ("REC") is entitled to charge. The price control does not seek to constrain the profits of a REC from year to year. It is a control on revenue that operates independently of the REC's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

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

As a result of the new distribution price control, Northern implemented a review of expenditure and staffing requirements primarily in its distribution business. Subsequently Northern implemented a series of cost reduction initiatives including a redundancy program, following discussions with the trade unions, which has resulted in 496 employees leaving Northern prior to September 30, 2000.

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

In addition to the constraint of regulatory price caps, competitive pressures from other suppliers are exerted against Northern's tariffs and contracts. The costs of fulfilling customer requirements are also subject to market pressures, energy prices varying on a half hourly basis. At present, electric prices are established on a national half hourly basis through the electric pool. Northern principally employs contracts to hedge the risk contingent on movements in pool price.

It is expected from March 2001, New Electricity Trading Arrangements ("NETA") will be introduced to replace the Pool with market arrangements more reflective of other commodities. The bulk of energy settlement under this system should occur either bilaterally or through power exchanges. Risk mitigation should be dependent on the establishment of effective load forecasting tools, addressing short and longer-term requirements. In addition, it is expected that new hedging facilities will be established, although the form of these has yet to be defined.

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

MEC has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MEC has any responsibility for remedial action. MEC's estimate of the probable costs for these sites as of September 30, 2000, was $26 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

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

In addition, MEC makes payments to the Nebraska Public Power District ("NPPD") related to decommissioning the Cooper power station. These payments are reflected as operating expense. NPPD estimates call for MEC to pay approximately $57 million to NPPD for Cooper decommissioning during the period 2000 through 2004. MEC's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MEC as the defendant and seeking a declaration of MEC's obligations in connection with Cooper nuclear decommissioning funding.

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

PART II - OTHER INFORMATION

Item 1 Legal proceedings.

         As of September 30, 2000, there are no material outstanding lawsuits against the Company; however as discussed in the Company's December 31, 1999 Form 10-K, several of the Company's projects and subsidiaries are involved in ongoing litigation.

Item 2  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3  Defaults on Senior Securities.

         Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

         Not applicable.

Item 5  Other Information.

         Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

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

                                             MIDAMERICAN ENERGY HOLDINGS COMPANY

                                                        (Registrant)




Date:  November 14, 2000                     /s/  Patrick J. Goodman
                                            ------------------------------------
                                                  Patrick J. Goodman
                                                  Senior Vice President & Chief
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

                                                                     Exhibit 15

                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS

MidAmerican Energy Holdings Company
Des Moines, Iowa

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited consolidated interim financial information of MidAmerican Energy Holdings Company and subsidiaries for the period March 14, 2000 to September 30, 2000 and for the three-month period ended September 30, 2000 for MidAmerican Energy Holdings Company and for the period January 1, 2000 to March 13, 2000 and for the three-month and nine-month periods ended September 30, 1999 for MidAmerican Energy Holdings Company (Predecessor), as indicated in our report dated October 27, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference in Registration Statements No. 333-30537, No. 333-45615 and No. 333-62697 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 14, 2000