Form 10-K
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2001-04-02
CIK 1081316

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

            [ ] Transition Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                      For the transition period from _____
                          to _____ Commission File No.

                                     0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
             (Exact name of registrant as specified in its charter)

                                      Iowa

                                  ---- --------
                                   94-2213782

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

                           Yes    X                  No
                              ----------               -----------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. [X]

         All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of March 30, 2001, 9,281,087 shares of common stock were outstanding.

                                TABLE OF CONTENTS

PART I.......................................................................4
Item 1. Business.............................................................4
General......................................................................4
Teton Transaction............................................................4
Business of MEHC.............................................................4
     MidAmerican Energy......................................................4
     Northern Electric.......................................................8
     CalEnergy Generation....................................................14
          Projects in Operation..............................................15
          CE Generation Geothermal Facilities................................15
          CE Generation Gas Facilities.......................................17
          Other U.S. Geothermal Interests....................................18
          The Philippines Power Generation...................................18
     Projects in Construction................................................20
          United States......................................................20
          Philippines........................................................21
     HomeServices............................................................23
The Global Energy Market.....................................................23
     United States...........................................................24
     United Kingdom..........................................................26
Regulatory, Energy and Environmental Matters.................................28
     United States...........................................................28
     United Kingdom..........................................................30
Employees....................................................................30
Item 2. Properties...........................................................31
Item 3. Legal Proceedings....................................................32
Item 4. Submission of Matters to a Vote of Security Holders..................33

PART II......................................................................34
Item 5. Market for Registrant's Common Equity and Related
          Stockholder's Matters..............................................34
Item 6. Selected Financial Data..............................................34
Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................34
Item 7A.Qualitative and Quantitative Disclosures About Market Risk...........34
Item 8. Financial Statements and Supplementary Data..........................34
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................34

PART III.....................................................................35
Item 10. Directors, Executive and Other Officers of the Company
          and Significant Subsidiaries.......................................35
Item 11. Executive Compensation..............................................36
Item 12. Security Ownership of Certain Beneficial Owners and Management......36
Item 13. Certain Relationships and Related Transactions......................36

PART IV......................................................................37
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....37

SIGNATURES...................................................................100

EXHIBIT INDEX................................................................102

                                     PART I

Item 1.  Business

General

MidAmerican Energy Holdings Company (the "Company" or "MEHC"), is a United States based privately owned global energy company with publicly traded fixed income securities. Through its subsidiaries, MidAmerican Energy Company ("MidAmerican Energy") and Northern Electric plc ("Northern"), the Company currently serves approximately 1.8 million electricity customers and 1.1 million natural gas customers worldwide. In addition, through its subsidiaries, the Company owns interests in over 10,000 megawatts ("MW") of diversified power generation facilities in operation, construction and development. The Company's Senior unsecured obligations have received investment grade ratings of Baa3, BBB- and BBB from Moody's Investor Services Inc. ("Moody's"), Standard & Poors Ratings Services ("S&P") and Fitch ("Fitch"). The Company's utility subsidiaries are also investment grade rated by Moody's, S&P and Fitch: MidAmerican Energy (A3, A- and A+) and Northern (A3, A- and A).

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

Teton Transaction

On October 24, 1999, the Company entered into an Agreement and Plan of Merger with an investor group that included Berkshire Hathaway Inc., Walter Scott, Jr., and David L. Sokol (the "Investor Group"). The Investor Group, along with Gregory E. Abel, closed on the acquisition on March 14, 2000 (the "Teton Transaction"). Pursuant to the acquisition, the Investor Group, including Mr. Abel, paid the Company's shareholders $35.05 in cash for each outstanding share of the Company's common stock and became the sole shareholders of the Company in a "going private" transaction.

Business of MEHC

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on four separate platforms: MidAmerican Energy, Northern Electric, CalEnergy Generation and HomeServices.

MidAmerican Energy

MidAmerican Energy is the largest energy company headquartered in Iowa, with assets and 2000 revenues totaling $3.8 billion and $2.3 billion, respectively. MidAmerican Energy is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Iowa, Illinois and South Dakota. It also distributes natural gas at retail in Iowa, Illinois, South Dakota and Nebraska. As of December 31, 2000, MidAmerican Energy had 669,000 retail electric customers and 647,000 retail natural gas customers.

In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities that distribute it to end-use customers. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 4% of its total 2000 electric operating revenues or 2% of its total 2000 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

For the year ended December 31, 2000, MidAmerican Energy derived approximately 52% of its gross operating revenues from its regulated electric business, 28% from its regulated gas business and 20% from its nonregulated business activities. For 1999 and 1998, the corresponding percentages were 66% electric, 25% gas and 9% nonregulated; and 69% electric, 25% gas and 6% nonregulated, respectively. The change in revenue mix for 2000 was driven by an increase in natural gas prices and in nonregulated natural gas sales activity.

The electric utility industry continues to undergo regulatory change. Traditionally, prices charged by electric utility companies have been regulated by federal and state commissions and have been based on cost of service. In recent years, changes have been occurring that move the electric utility industry toward a more competitive, market-based pricing environment. These changes may have a significant impact on the way MidAmerican Energy does business.

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

Presently, significant functions of the generation business unit include the production of electricity, the purchase of electricity and natural gas, and the sale of wholesale electricity and natural gas. The transmission business unit coordinates all activities related to MidAmerican Energy's electric transmission facilities, including monitoring access to and assuring the reliability of the transmission system. The energy distribution business unit distributes electricity and natural gas to end-users, provides customer service and conducts related activities. Retail includes marketing and related functions for core and complementary products and services.

Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

          Total Electric Sales of MidAmerican Energy By Customer Class

                                               2000       1999        1998

Residential                                    20.7%      21.0%       22.2%
Small General Service                          15.9       16.7        17.5
Large General Service                          28.6       26.9        28.1
Other                                           5.4        4.5         4.4
Sales for Resale                               29.4       30.9        27.8
                                              -----      -----       -----
 Total                                        100.0%     100.0%      100.0%
                                              ======     ======      ======


              Retail Electric Sales of MidAmerican Energy By State

                                               2000          1999        1998

Iowa                                           89.3%         88.9%       88.4%
Illinois                                       10.0          10.4        10.9
South Dakota                                    0.7           0.7         0.7
                                              ------        ------      ------
 Total                                        100.0%        100.0%      100.0%
                                              ======        ======      ======

Historical gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

        Total Regulated Gas Sales of MidAmerican Energy By Customer Class

                                                 2000         1999        1998

Residential                                     64.0%         63.5%       62.0%
Small General Service                           31.8          32.2        33.2
Large General Service                            4.0           4.0         3.8
Other                                            0.2           0.3         1.0
                                                -----        ------       -----
TOTAL                                          100.0%        100.0%      100.0%
                                               ======        ======      ======


                 Retail Gas Sales of MidAmerican Energy By State

                                               2000           1999         1998

Iowa                                           78.0%          78.8%        79.0%
Illinois                                       10.2           10.3         10.2
South Dakota                                   11.0           10.1         10.1
Nebraska                                        0.8            0.8          0.7
                                              ------        ------        ------
TOTAL                                         100.0%         100.0%       100.0%
                                              ======         ======       ======

There  are  seasonal  variations  in  MidAmerican   Energy's  electric  and  gas
businesses which are principally related to the use of energy for air conditioning and heating. In 2000, 38% of MidAmerican Energy's electric revenues were reported in the months of June, July, August and September, and 56% of MidAmerican Energy's gas revenues were reported in the months of January, February, March and December.

The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In September 2000, MidAmerican Energy recorded an hourly peak demand of 3,648 MW, which is 185 MW less than MidAmerican Energy's previous record hourly peak of 3,833 MW set in 1999.

The following table sets out certain information  concerning various MidAmerican
Energy power projects:

---------------------------- ----------- ---------- ----------- --------------- -------------
Project(1)                     Facility    Net MW     Fuel        Location        Commercial
                               Net MW      Owned(2)                               Operation
---------------------------- ----------- ---------- ----------- --------------- -------------
Council Bluffs Energy               131  131        Coal        Iowa            1954, 1958
  Center units 1 & 2
---------------------------- ----------- ---------- ----------- --------------- -------------
Council Bluffs Energy               675  534        Coal        Iowa            1978
  Center unit 3
---------------------------- ----------- ---------- ----------- --------------- -------------
Louisa Generation Station           700  616        Coal        Iowa            1983
---------------------------- ----------- ---------- ----------- --------------- -------------
Neal Generation Station             435  435        Coal        Iowa            1964, 1972
  units 1 & 2
---------------------------- ----------- ---------- ----------- --------------- -------------
Neal Generation Station             515  371        Coal        Iowa            1975
  unit 3
---------------------------- ----------- ---------- ----------- --------------- -------------
Neal Generation Station             624  261        Coal        Iowa            1979
  unit 4
---------------------------- ----------- ---------- ----------- --------------- -------------
Ottumwa Generation Station          716  372        Coal        Iowa            1981
---------------------------- ----------- ---------- ----------- --------------- -------------
Quad Cities Power Station         1,529  383        Nuclear     Illinois        1972
---------------------------- ----------- ---------- ----------- --------------- -------------
Riverside Generation                135  135        Coal        Iowa            1925-61
  Station
---------------------------- ----------- ---------- ----------- --------------- -------------
Combustion Turbines                 789  789        Gas         Iowa            1969-95
---------------------------- ----------- ---------- ----------- --------------- -------------
Moline Water Power                    3  3          Hydro       Illinois        1970
---------------------------- ----------- ---------- ----------- --------------- -------------
Cooper Nuclear Station(3)           758  379        Nuclear     Nebraska        1974
---------------------------- ----------- ---------- ----------- --------------- -------------
Portable Power Modules               56  56         Oil         Iowa            2000
---------------------------- ----------- ---------- ----------- --------------- -------------
Total                             7,066  4,465
---------------------------- ----------- ---------- ----------- --------------- -------------

(1)The Company operates all such projects other than Quad Cities Power Station, Ottumwa Generation Station and Cooper Nuclear Station.
(2)Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.
(3)Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

All of the coal-fired generating stations operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin and Hanna Basin mines. The use of low-sulfur western coal enables MidAmerican Energy to comply with the current acid rain provisions of the Clean Air Act Amendments of 1990 ("CAAA") without having to install additional costly emissions control equipment at its generating stations or purchase additional emissions credits. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under agreements of varying term and quantity flexibility. MidAmerican Energy regularly monitors the western coal market, looking for opportunities to improve its coal supply portfolio. MidAmerican Energy believes its sources of coal supply are and will continue to be satisfactory.

MidAmerican Energy can use both the Union Pacific Railroad ("UP") and the Burlington Northern and Santa Fe Railway ("BNSF") as originating carriers of its coal supply. Coal is delivered directly to MidAmerican Energy's Neal Energy Center by UP and to Council Bluffs Energy Center ("CBEC") by either UP or BNSF. Coal for MidAmerican Energy's Louisa and Riverside Energy Centers is delivered to an interchange point by BNSF or up for transportation to its destination by the I&M Rail Link. MidAmerican Energy believes its coal transportation arrangements are adequate to meet its coal delivery needs.

MidAmerican Energy uses natural gas and oil as fuel for peak demand electric generation, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station, a nuclear power plant. MidAmerican Energy has been advised by Exelon Generation Company, LLC ("Exelon"), the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station through 2001 can be met under existing supplies or commitments. Exelon foresees no problem in obtaining the remaining requirements now or obtaining future requirements. Exelon further advises that all enrichment requirements have been contracted through 2004. Commitments for fuel fabrication have been obtained at least through 2006. Exelon does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

MidAmerican Energy's accredited net generating capability in the summer of 2000 was 4,507 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's energy system, net of the effect of capacity purchases and sales and consists of Company-owned generation and generation under a long-term power purchase contract. The net generating capability at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool ("MAPP"). MAPP is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Illinois, Montana, South Dakota and Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin at peak demand for 2000 was approximately 25%.

Northern Electric

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

Northern Electric Distribution Limited ("NEDL"), a subsidiary of Northern, receives electricity from the national grid transmission system and distributes electricity to each of its authorized area customer's premises using Northern's network of transformers, switchgear and cables. Substantially all of the customers in Northern's authorized area are connected to Northern's network and electricity can only be delivered to them through the Northern distribution system, regardless of whether the electricity is supplied by Northern's supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. NEDL serves approximately 1.5 million customers in Northern's area and charges its customers access fees for the use of the distribution system.

At December 31, 2000, Northern's electricity distribution network (excluding service connections to consumers) included approximately 17,000 kilometers of overhead lines and approximately 27,000 kilometers of underground cables. Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years. In addition to the circuits referred to above, Northern's distribution facilities also include approximately 26,000 transformers and approximately 25,000 substations.

Northern Electric Supply Limited ("NESL") focuses on Northern's supply business and is responsible for marketing, tariff setting, contracts and customer service in connection with the supply of both electricity and gas. Northern's supply business involves the bulk purchase of electricity and gas and the subsequent sale to individual customers. The purchase of electricity is primarily from the Pool.

Under the terms of its PES license,  Northern currently  supplies  approximately
1.04 million supply customers within its authorized area. In addition to competing for supply customers in its authorized area, Northern holds a second tier license to compete with the RECs and other suppliers to supply electricity to customers outside its authorized area. Northern supplies customers in all 15 PES areas in Great Britain and Northern Ireland.

               Total Electric Sales of Northern By Customer Class

                                                2000           1999        1998

Residential                                     22.7%          27.5%       32.4%
Small General Service                           12.0           12.7        16.2
Large General Service                           64.2           58.1        49.9
Sales for Resale and Other                       1.1            1.7         1.5
                                               ------        ------        -----
TOTAL                                          100.0%         100.0%      100.0%
                                               ======        =======      ======

Northern Electric & Gas Ltd. ("NEAGL"), a wholly owned subsidiary of Northern Electric plc, holds a Gas Suppliers' License, under which it is authorized to supply gas throughout Great Britain. This license includes standard terms relating to supply obligations, social obligations and other miscellaneous provisions dealing with metering, rights of entry, provision of information to the Regulator and emergencies. There are no price control provisions in this license. The gas supply market is now fully competitive, having been progressively opened up to competition as the monopoly of the former state-owned British Gas Corporation (which later became British Gas plc, and is now known as Centrica) has been removed by legislation. Gas suppliers use the transmission system of BG plc (now known as Lattice) to transport gas from the point at which it is input into the national transmission system to the point at which it is supplied to customers' premises. NEAGL also hold a Gas Shippers' License that authorizes the company to make arrangements with gas transporters for gas to be introduced into, conveyed by means of or taken out of pipeline system operated by a gas transporter, either generally or for purposes connected with the supply of gas to any premises specified in the license. As at December 31, 2000 NEAGL had 470,000 gas customers in Great Britain. The gas supply offered by NEAGL and the electricity supply offered by Northern Electric plc are available to residential customers in one form of contract know as a "dual fuel contract."

                  Total Gas Sales of Northern By Customer Class

                                               2000          1999         1998

Residential                                    64.2%         70.0%        45.5%
Commercial                                     35.8          30.0         54.5
                                               -----        ------       ------
TOTAL                                         100.0%        100.0%       100.0%
                                              ======        ======       ======

Integrated Utility Services Limited ("IUSL"), a subsidiary of Northern, is an engineering company whose main role is to adapt and maintain the distribution network of NEDL and to sell related services to third parties. IUSL continues to work in close cooperation with NEDL that will see IUSL concentrate on new connections and third party work in 2001. IUSL has continued to make cost reductions and improve productivity during the past year by reviewing processes with both suppliers and staff and the implementation of performance related pay for staff. IUSL has pioneered techniques using innovative diagnostic testing equipment that reduces the need for intrusive maintenance. The equipment can identify some of the causes of potential systems failures before breakdown and subsequent loss of supply occurs. IUSL continues to develop its third party customer base with significant contracts with other electrical distribution infrastructure owners.

Northern Electric Generation Limited ("Northern Generation"), a Northern subsidiary, focuses on electricity generation, primarily through its ownership in Teesside (described below) and its operation and ownership of Viking (described below). Northern Generation also owns and operates a 5 MW diesel power generating plant located in Northallerton, England, and has a 75% ownership in a 1.8 MW windfarm located at Kirkheaton, Northumberland.

Teesside. Teesside Power Limited ("Teesside") owns and operates an 1,875 net MW combined cycle gas-fired power plant at Wilton. Northern owns a 15.4% interest in Teesside, but does not operate the plant. Northern purchases 400 MW of electricity from Teesside under a long-term power purchase agreement which is contracted until March 31, 2008.

Viking. Northern owns 50% of this 50MW gas fired mid merit power plant located on Teesside. The plant is currently in the commissioning stage, however due to combustor issues it is unlikely to pass the performance criteria required for handover until early 2002. NEGL is being held financially whole by the turnkey contractor (Rolls Royce) until the plant is fit for purpose at which time the plant will be operated by NEGL. The plant will be used as part of Northern's strategy to hedge the purchases and sales of electricity and gas, together with obtaining the benefits of avoided charges together with sales premiums.

The Company, through Northern Generation, is pursuing a number of wind powered generation opportunities both onshore and offshore in the U.K. and is also evaluating a proposed 150 MW combined heat and power project under development in Southern England with an industrial host. This project has been granted section 14 approval which is required to be able to burn gas. Section 14 has previously been the sanction, for non-approval, used by the U.K. government to restrict the development of gas-fired plants in the U.K.

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

Producing Gas Field Operations and Fields in Development

CalEnergy Gas (Holdings) Limited. CalEnergy Gas (Holdings) Limited and its subsidiaries ("CE Gas") is a gas exploration and production company which is focused on developing integrated upstream gas projects. Its "upstream gas" business consists of the exploration, development and production, including transportation and storage, of gas for delivery to a point of sale into either a gas supply market or a power generation facility. CE Gas holds various interests in the southern basin of the United Kingdom sector of the North Sea, as described below. Also as is more fully discussed below, CE Gas has also been involved in certain gas development and exploration activities relating to a large gas field prospect in Poland, the EP389 concession in the Perth Basin in Australia and the Yolla discovery in the Bass Basin of Australia.

Producing Gas Fields             Share of Remaining     Current %            Commenced        Location
                                 Reserves BCF(1)        Working Interest     Production
Anglia                           45.5 to 65.9           55.000%               11/1991         U.K. Offshore (North Sea)
Windermere                        6.8                   20.000%                4/1997         U.K. Offshore (North Sea)
Victor                            9.0                    5.000%                9/1984         U.K. Offshore (North Sea)
Schooner                         15.7                    4.820%               10/1996         U.K. Offshore (North Sea)
Johnston                         27.1                   22.113%               10/1994         U.K. Offshore (North Sea)

Fields in Development            Size Km2
Pila Area Concession             12,639(2)              100.000%                              N.W. Poland (Polish Trough)
EP389                            10,000                  40.789%                              S.W. Australia Onshore (Perth Basin)
Yolla Discovery                     550                  20.000%                              S.E. Australia Offshore (Bass Basin)
Otway Basin                         775                  25.000%                              S.E. Australia Offshore (Otway Basin)

(1)Gas reserves in Billion cubic feet (or "Bcf") as of January 1, 2001. The classification "Remaining" means reserves which geophysical, geological and engineering data indicate to be in place or recoverable (as the case may be) with a 50% probability the reserves will exceed the estimate.
(2)Subject to 25% relinquishment of the original area after years 2, 6, 8 and 10 during the 10 year contract term based on work program results.

Producing Fields

Anglia Field: The Anglia Field is located in the central part of the Southern North Sea, approximately 36 miles north of Bacton on the UK coast. CalEnergy Gas has a 55% working interest in this field. Remaining reserves as at January 1, 2001 are 45.5 to 65.9 Bcf net to CalEnergy Gas. The field is produced from an unmanned platform (Anglia A) with six production wells and a two-well subsea tieback (Anglia B). Anglia B is located three miles to the west of Anglia A and is connected by a single 8" pipeline. Production is exported via a 16-mile, 12" pipeline to the Conoco-operated Lincolnshire Offshore Gas Gathering System (LOGGS) where gas and liquids are separated and transported via a 36" pipeline to the Theddlethorpe gas terminal on the coast. The Anglia field's average net production for the year 2000 was 22.3 MMscf/d (million standard cubic feet per day). CalEnergy Gas sells its share of Anglia gas to its affiliate, Northern Electric and Gas Limited, and to Innogy plc.

Windermere Field: The Windermere Field is located in the eastern part of the Southern North Sea, approximately 62 miles east of Hull on the UK coast, and has remaining reserves as at January 1, 2001 of 6.8 Bcf net to CalEnergy Gas. The field is produced by an unmanned platform that has two wells. The gas is transported via a single 8" pipeline to the Markham Field, where it is compressed and redelivered through the K13 pipeline system to the Den Helder terminal on the Netherlands coast. CalEnergy Gas holds a 20% working interest in this field. The Windermere Field's average net production for the year 2000 was
5.3 MMscf/d. Gas is sold to N.V. Nederland's Gasunie.

Victor Field: The Victor Gas Field is located in the central part of the Southern North Sea, approximately 80 miles east of the Theddlethorpe terminal and has remaining reserves as at January 1, 2001 of 9.0 Bcf net to CalEnergy
Gas. An unmanned platform is installed and the field produces from five production wells and a sixth subsea well tied back to the platform. The gas is exported through a 16" pipeline to the Viking Field and then onwards to the Theddlethorpe gas terminal. The Victor Field's average net production for the year 2000 was 4.7 MMscf/d. Gas is sold to British Gas Trading Limited, a subsidiary of Centrica. CalEnergy Gas holds a 5% working interest in this field.

Schooner Field: The Schooner Field is located in the northern part of the Southern North Sea and has remaining reserves as at January 1, 2001 of 15.7 Bcf net to CalEnergy Gas. The field is produced by an unmanned platform that is tied back through a 17.5-mile, 16" flow line to the Murdoch platform. Production is achieved from seven wells. The gas is transported through the Caister Murdoch System (CMS) pipeline to the Theddlethorpe gas terminal. CalEnergy Gas holds a 4.82% working interest in the Schooner Field. The Schooner Field's average net production for the year 2000 was 2.0 MMscf/d. CalEnergy Gas sells its share of Schooner gas to its affiliate Northern Electric and Gas Limited.

Johnston Field: The Johnston Gas Field is located in the Southern North Sea approximately 56 miles north east of Scarborough on the UK coast, and has remaining reserves as at January 1, 2001 of 27.1 Bcf net to CalEnergy Gas. The field is produced from three subsea wells tied back to the Ravenspurn North field via a 4.5-mile, 12" pipeline. Gas is exported via the Cleeton Field to the Dimlington terminal via a 33 mile, 36" pipeline. The field is unitized between Blocks 43/26a and 43/27a. CalEnergy Gas derives its interest through a 30% working interest in Block 43/27a. The Johnston Field's average net production for the year 2000 was 53 MMscf/d. Gas is sold to TXU Europe Energy Trading Limited. In 1999, as a result of a revision to the Unit Area, CalEnergy Gas increased it working interest in the field from 18.264% to 22.113%. CalEnergy Gas' share of production in 2000 was 16.0 MMscf/d.

Projects in Development

Pila Concession. Poland's energy market is currently undergoing major adjustments as it moves from a centrally planned to an open, commercially driven free market. During this process, CalEnergy Gas believes that there will be a number of gas opportunities created. CalEnergy Gas' current interest in Poland is centered on the Pila Concession, acquired by CalEnergy Gas (Polska) Sp z o.o in 1998.

The Pila Concession, valid for a period of 30 years for the exploration and exploitation of hydrocarbons, was effective from April 23, 1998 and is currently in the exploration phase with a drilling program that commenced in September 2000. The original concession, covering an area of 12,639 km2 in the north west of Poland, sits within the Permian Basin of north west Europe which stretches from the UK sector of the Southern North Sea across the Netherlands and Germany into Poland.

The prospects CalEnergy has identified to date has encouraged both POGC (10%) and Petrobaltic (10%) to join CalEnergy Gas (80%) in the drilling phase of exploration activity.

EP 389. The Perth Basin, situated onshore and offshore the south west corner of Australia, contains a sequence of up to 15,000 meters of Permian to Cretaceous sediments. To date, exploration in the Perth Basin has concentrated on the onshore, with several hydrocarbon fields being discovered in the central--northern portion of the basin.

Since August 1997, CalEnergy Gas (UK) Limited has had a 40.789% equity interest in permit EP389. At the same time, CalEnergy Gas joined Empire in applications for four other permits that were subsequently awarded, such that the joint venture's portfolio of five permits now covers approximately 10,000 km2.

EP389 has recently entered a new five-year permit period following the relinquishment of approximately 650 km2. The joint venture is planning to commence exploratory drilling before the end of 2001.

Yolla. CalEnergy Gas owns interests in three licenses in the Bass Basin, including a 20% interest in the Yolla gas field. Currently undeveloped, the Yolla gas field is commercially viable and is planned to be developed in the near future. Situated between Victoria and Tasmania in the Bass Straight, the field is positioned to supply gas to Victoria, where a gas supply shortage is predicted in the coming years. Preliminary engineering and design have been completed, and commercial opportunities for Yolla are being reviewed.

The Yolla gas field contains recoverable reserves of approximately 400 Bcf and 30 million barrels of petroleum liquids in the main reservoir, with additional reserves possible in other unexplored parts of the field.

Otway Basin. Just 40 km from the major gas markets of Victoria lies some promising exploration acreage in the Offshore Otway Basin. CalEnergy Gas owns a 25% interest in the Vic/P43 license, acquired in 1999. In 2000, CalEnergy Gas and their joint venture partners acquired 775 km2 of 3D seismic in this permit. The two identified structures in Vic/P43 are thought to contain up to 1 Tcf of gas.

CalEnergy Generation

The following tables set out certain information concerning various Company independent power projects in operation and under construction.

---------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Project(1)                    Facility   Net MW     Fuel        Location        Commercial    U.S. $      Power         Political
                              Net MW     Owned(2)                               Operation     Payments    Purchaser(3)  Risk
                                                                                                                        Insurance
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Projects in Operation
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Salton Sea I                         10          5  Geo         California          1987      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Salton Sea II                        20         10  Geo         California          1990      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Salton Sea III                       50         25  Geo         California          1989      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Salton Sea IV                        40         20  Geo         California          1996      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Salton Sea V                         49         25  Geo         California          2000      Yes         Market/Zinc   No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Vulcan                               34         17  Geo         California          1986      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Elmore                               38         19  Geo         California          1989      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Leathers                             38         19  Geo         California          1990      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Del Ranch                            38         19  Geo         California          1989      Yes         Edison        No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
CE Turbo                             10          5  Geo         California          2000      Yes         Market/Zinc   No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Saranac                             240         90  Gas         New York            1994      Yes         NYSEG         No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Power Resources                     200        100  Gas         Texas               1988      Yes         TUEC          No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Yuma                                 50         25  Gas         Arizona             1994      Yes         SDG&E         No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Roosevelt Hot Springs                23         17  Geo         Utah                1984      Yes         UP&L          No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Desert Peak                          10         10  Geo         Nevada              1985      Yes         N/A           No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Mahanagdong                         165        149  Geo         Philippines         1997      Yes         PNOC-EDC GOP  Yes
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Malitbog                            216        216  Geo         Philippines       1996-97     Yes         PNOC-EDC GOP  Yes
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Upper Mahiao                        119        119  Geo         Philippines         1996      Yes         PNOC-EDC GOP  Yes
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Total Projects in Operation       1,350        890
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------

----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Projects Under Construction
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------

----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Casecnan                            150        105  Hydro       Philippines         2001      Yes         NIA GOP       Yes
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Cordova                             537        537  Gas         Illinois            2001      Yes         ElPaso/MEC    No
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------

----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Total Projects Under
Construction                        687        642
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------

----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------
Total Power Generation
Projects                          2,037      1,532
----------------------------- ---------- ---------- ----------- --------------- ------------- ----------- ------------- -----------

(1)The Company operates all such projects other than Desert Peak.
(2) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.
(3)PNOC-Energy   Development   Corporation   ("PNOC-EDC");   Government  of  the
Philippines ("GOP") and Philippine National Irrigation Administration ("NIA") (NIA also purchases water from this facility). The Government of the Philippines undertaking supports PNOC-EDC's and NIA's respective obligations. Southern California Edison Company ("Edison"); San Diego Gas & Electric Company ("SDG&E); Utah Power & Light Company ("UP&L"); Bonneville Power Administration ("BPA"); New York State Electric & Gas Corporation ("NYSEG"); Texas Utilities Electric Company ("TUEC"); Zinc Recovery Project ("Zinc"); El Paso Energy Corporation ("El Paso") and MidAmerican Energy Company ("MEC").

Projects in Operation

CE Generation Geothermal Facilities

CE Generation LLC ("CE Generation"), a 50% owned subsidiary of the Company, affiliates currently operate ten geothermal plants in the Imperial Valley in California (the "Imperial Valley Projects"). Five of these Imperial Valley Project plants (the "Partnership Projects") consist of the Vulcan, Hoch (Del Ranch), Turbo, Elmore and Leathers projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Turbo Project", the "Elmore Project" and the "Leathers Project," respectively). The remaining five operating Imperial Valley Project plants (the "Salton Sea Projects") consist of Salton Sea I, II, III, IV, and V projects (the "Salton Sea I Project" the "Salton Sea II Project, the "Salton Sea III Project", the "Salton Sea IV Project", and the "Salton Sea V Project", respectively).

The Vulcan Project, Hoch (Del Ranch) Project, Elmore Project, Leathers Project, Salton Sea II Project and the Salton Sea III Project sell electricity to Southern California Edison Company ("Edison") under 30-year Standard Offer No. 4 Agreements ("SO4 Agreements"). Under the SO4 Agreements, Edison is obligated to pay capacity payments, capacity bonus payments and energy payments. The price for contract capacity payments is fixed for the life of such SO4 Agreement. The as-available capacity price is based on a payment schedule as approved by the CPUC from time to time. The contract energy payment was fixed for the first ten years. The fixed price periods for the Vulcan, Del Ranch, Elmore, Leathers, Salton Sea II and Salton Sea III Projects expired in February 1996, January 1999, December 1998, December 1999, April 2000, and February 1999, respectively. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy.

The Salton Sea I Project and Salton Sea IV Project have negotiated contracts with Edison. The Salton Sea I contract provides for a capacity payment and energy payment for the life of the contract. Both payments are based upon an initial value that is subject to quarterly adjustment by reference to various inflation-related indices. The Salton Sea IV contract also provides for fixed price capacity payments for the life of the contract. Approximately 56% of the kWhs are sold under the Salton Sea IV Power Purchase Agreement at a fixed energy price, which is subject to quarterly adjustment by reference to various inflation-related indices, through June 20, 2017 (and at Edison's avoided cost of energy thereafter), which the remaining 44% of the Salton Sea IV Project kWhs are sold according to a 10-year fixed price schedule followed by payments based on a modified avoided cost of energy for the succeeding 5 years and at Edison's avoided cost of energy thereafter.

The Salton Sea V Project began operations in 2000 and will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder is being sold through other market transactions.

The net output of the Turbo Project is being sold through market transactions but may be sold to the Zinc Recovery Project when completed.

Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Company understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and by S&P.

The Company is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retain customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its under collection or revenues.

The Company can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

Edison has failed to pay approximately $76 million due to CE Generation affiliates under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Company as to when it can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

On February 21, 2001, the Imperial Valley Projects filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001, the Imperial County Superior Court granted the Imperial Valley Projects' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements, and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue its other remedies in this action in light of Edison's continuing non-payment.

The Company is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corp. project related debt to Caa2 (negative outlook) and S&P has downgraded the ratings for the project related debt to BBB- and has placed the project related debt on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets. However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of the Company to make payments on its debt obligations. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

CE Generation Gas Facilities

CE Generation affiliates currently operate the Saranac, Power Resources and Yuma natural gas plants (the "Saranac Project", "Power Resources Project" and "Yuma Project", respectively). The Saranac Project, Power Resources Project, and Yuma Project are collectively referred to as the "Gas Plants".

Yuma Project. The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract ("Yuma PPA"). The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with an adjacent industrial entity to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a qualifying facility ("QF"). However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF.

SDG&E, a wholly-owned subsidiary of Sempra Energy, is a public utility primarily engaged in the business of supplying electric energy and natural gas service in San Diego County and southern Orange County in California. The Company is aware that there have been public announcements that SDG&E's financial condition has deteriorated as a result of reduced liquidity. SDG&E has been current in its payments to the Yuma Project for electricity generated. SDG&E's senior unsecured debt obligations are currently rated Aa3 by Moody's and AA- by S&P.

The Company is hopeful that the current SDG&E situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of SDG&E's financial condition in the near future. However, no assurance can be given that this will be the case.

Saranac Project. The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York. The Saranac Project has entered into a 15-year power purchase agreement (the "Saranac PPA") with New York State Electric & Gas ("NYSEG"). The Saranac Project is a QF and has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. The Saranac Project has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of the Saranac Project's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership"), which also owns the Saranac Project. NCGP also transports gas for NYSEG and Georgia-Pacific. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, Tomen Corporation ("Tomen") and General Electric Capital Corporation ("GECC").

Power Resources Project. The Power Resources Project is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with Texas Utilities Electric Company. The Power Resources Project is a QF and the project entity, Power Resources Ltd. ("Power Resources"), has entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company ("Fina"), a subsidiary of Petrofina S.A. of Belgium. Power Resources has entered into an agreement (the "CE Texas Gas Supply Agreement") with CE Texas Gas L.P. ("CE Texas Gas") for Power Resources' fuel requirements through December 2003. In June 1995, CE Texas Gas and Louis Dreyfus Natural Gas Corp. ("Dreyfus") executed an eight-year natural gas supply agreement (the "CE Texas Gas-Dreyfus Gas Supply Agreement"), with which CE Texas Gas will fulfill its supply commitment to Power Resources from October 1995 to the end of the term of the Power Resources PPA. Each of the Power Resources PPA, the Power Resources Steam Purchase Agreement and the CE Texas Gas-Dreyfus Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs.

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

Under the terms of an energy conversion agreement, executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu owns and operates the Upper Mahiao Project during the ten-year cooperation period, which commenced in June, 1996 after which ownership will be transferred to PNOC-Energy Development Corporation ("PNOC-EDC") at no cost.

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

Mahanagdong. The Mahanagdong Project is a 165 net MW geothermal power project owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation of which 100% of the common stock is indirectly owned by the Company. Another industrial company owns an approximate 10% preferred equity interest in the project. The Mahanagdong Project has been in commercial operation since July 25, 1997. The Mahanagdong Project sells 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to PNOC-EDC, which in turn sells the power to NPC for distribution to the island of Luzon.

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

Malitbog. The Malitbog Project is a 216 net MW geothermal project owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. The three Units of the Malitbog facility were put into commercial operation on July 25, 1996 (for Unit I) and July 25, 1997 (for Units II and III). VGPC is selling 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which sells the power to NPC.

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

VGPC and PNOC-EDC have been negotiating with respect to certain disputes concerning the Malitbog ECA but have been unable to reach a mutually acceptable resolution. Accordingly, on October 16, 2000, VGPC commenced arbitration against PNOC-EDC by serving it with a Notice of Arbitration and Statement of Claim (the "Notice of Arbitration"). In the Notice of Arbitration, VGPC claimed that PNOC-EDC breached the Malitbog ECA by improperly characterizing certain No Fault Outages as Forced Outage Hours and then deducting them from the total number of hours each month. On December 22, 2000, VGPC filed an Amended Statement of Claim pursuant to which VGPC added a claim that PNOC-EDC breached the Malitbog ECA by refusing to accept VGPC's specified Nominated Capacity for contract years July 25, 1999 to July 25, 2000, and July 25, 2000 to July 25, 2001. A Second Amended Statement of Claim was filed on March 9, 2001 to add the Scheduled Maintenance issue. VGPC intends to vigorously pursue its claims in this proceeding.

The Malitbog ECA cooperation period will expire ten years after the date of commencement of commercial operation of Unit III (the "Cooperation Period"). At the end of the Cooperation Period, the facility will be transferred to PNOC-EDC at no cost, on an "as is" basis. All of PNOC-EDC's obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking.

Projects in Construction

United States

Cordova. Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, financed and commenced construction of a 537 MW gas fired combined cycle merchant power plant to be located northeast of the Quad Cities in Cordova, Illinois (the "Cordova Project"). The Cordova Project is being constructed by Stone & Webster Engineering Corporation ("SWEC") pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract. Cordova is scheduled to commence commercial operation in mid-2001.

Cordova Energy has entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova Energy has the option to elect on an annual basis to retain up to 50% of the project capacity and energy for sales to others. Cordova Energy has exercised this option for the full 50% for the first three years and has entered into a power sales agreement to sell this capacity and energy to MidAmerican Energy.

SWEC's parent, Stone & Webster, Incorporated, voluntarily filed Chapter 11 bankruptcy on September 2, 2000 and has sold substantially all of its assets to Shaw Group, Inc. Shaw Group, Inc. has agreed to complete substantially all of Stone & Webster's contracts for current and future projects including the Cordova Project. The Company does not believe this situation will cause any material adverse effect on the final completion of the Cordova Project or the Company.

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

CalEnergy Minerals LLC ("Minerals LLC"), an indirect wholly-owned subsidiary of the Company, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in mid-2001. In September 1999, Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

Philippines

Casecnan. CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") which is expected to be at least 70% indirectly owned by the Company, was formed in September of 1994 solely to develop, construct, own and operate the Casecnan Project, a multi-purpose irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located on the island of Luzon in the Republic of the Philippines. The Casecnan Project consists generally of diversion structures in the Casecnan and Taan Rivers that will capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake audit from the Taan to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds will allow electrical energy to be generated at a new 150 net MW rated capacity power plant, which is being constructed in an underground powerhouse cavern located at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines.

CE Casecnan is constructing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of a minimum volume of water and a fixed fee for the delivery of a minimum amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The fixed fees for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 70% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

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

NIA's payments of obligations under the Project Agreement are expected to be CE Casecnan's sole source of operating revenues. Because of CE Casecnan's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the Republic of the Philippines to fulfill its obligations under the Performance Undertaking would significantly impair the ability of CE Casecnan to meet its existing and future obligations.

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

On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the Company agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. CE Casecnan believes such allegations are without merit and intends to vigorously defend the Contractor's claims.

The Republic of the Philippines ("RP") has recently experienced a period of political unrest and governmental uncertainty relating to the impeachment of former President Estrada which resulted in a change in the Presidency and related changes to the RP cabinet and overall government administration.

Although the obligations of the NIA to make payments to CE Casecnan for water and electricity fees under the Project Agreement with NIA and the obligations of the RP under the related sovereign performance undertaking are in no way dependent on maintaining any particular RP administration in place or on any particular government's annual budgetary appropriations, it is possible that if the recent Philippine governmental uncertainty would reoccur, it could have an adverse impact on the Casecnan Project, which, as noted above, is scheduled to commence commercial operation and commence receiving payments in 2001.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, CE Casecnan is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. Although the transmission line is complete, NIA has not yet installed the Casecnan Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

CE Casecnan's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letters, no shareholders, partners or affiliates of CE Casecnan, including the Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of CE Casecnan's obligations. As a result, payment of CE Casecnan's obligations depends upon the availability of sufficient revenues from CE Casecnan's business after the payment of operating expenses.

HomeServices

The Company owns approximately 83% of HomeServices.Com, Inc. ("HomeServices"), the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 1999 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates primarily under the Edina Realty, Iowa Realty, J.C. Nichols Residential, CBSHOME, Paul Semonin Realtors, Long Realty and Champion Realty brand names in the following twelve states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota and South Dakota. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 2000. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona and Annapolis, Maryland.

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

The United States

In the United States, the independent power industry expanded rapidly in the 1980s, facilitated by the enactment of the Public Utilities Regulatory Policies Act ("PURPA"). PURPA was enacted to encourage the production of electricity by non-utility companies (frequently referred to as independent power companies) as well as to lessen reliance on imported fuels. According to the Utility Data Institute, independent power producers were responsible for the installation of approximately 30,000 MW of capacity, or 50%, of the United States electric generation capacity that has been placed in service since 1988. However, as the size of the United States independent power market increased, available domestic power capacity and competition in the industry also significantly increased.

During the last few years, many states began to accelerate the movement toward more competition in many aspects of the electric power market, including generation, transmission, distribution and supply. Extensive federal and state legislative and regulatory reviews are presently underway in an effort to further such competition. In particular, the state of California, in which the Company has several power production facilities, adopted a bill to restructure California's electric industry by providing for a phased-in competitive power generation industry, with an independent system operator, and for direct access to generation for all power purchasers under certain circumstances. The bill provided that existing qualifying facility power sales agreements will be honored. Approximately one-half of the states have enacted electric choice legislation and other states have or are expected to take similar steps aimed at increasing competition by restructuring the electric industry, allowing retail competition and deregulating most electric rates. In addition, recent federal legislation has been proposed which would repeal PURPA and the Public Utility Holding Company Act of 1935, as amended. However, the current energy crisis in California has resulted in a slow down in deregulation of the electric utility industry. The power exchange is no longer functioning and it is difficult to predict the ramifications of the California energy crisis on the overall deregulation of the electric utility industry.

Legislation to initiate retail electric competition was introduced in the Iowa legislature in the 2000 session, but it did not pass. Deregulation of the gas supply function related to small volume customers is also being considered by the Iowa Utilities Board ("IUB"). MidAmerican Energy has actively participated in the legislative and regulatory processes. MidAmerican Energy cannot predict the timing or ultimate outcome of any potential electric restructuring legislation or gas restructuring in Iowa.

The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. The wholesale market has also increased in volatility. As this market matures, volatility may decline.

With the elimination of the energy adjustment clause in Iowa, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

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

Under a 1997 pricing plan settlement agreement resulting from an IUB rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contract allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999, which was approved by the IUB, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the IUB pursuant to a rate proceeding.

On March 14, 2001, the Office of Consumer Advocate of the Iowa Department of Justice filed a petition with the IUB to reduce MidAmerican Energy's Iowa retail electric rates by approximately $77 million annually. This filing will be contested by MidAmerican Energy and, under Iowa law, the IUB must rule on the petition within ten months from March 14, 2001. Iowa law provides that the rates collected after the filing of the petition are subject to refund with interest if they exceed rates finally approved by the IUB.

The pricing plan settlement agreement precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001, unless the return fell below 9%. Other parties signing the agreement were prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

In connection with the March 1999 approval by the IUB of the MidAmerican Merger and March 2000 affirmation as part of the Investor Group's acquisition of the Company, the Company is required, among other things, to use all commercially reasonable efforts to maintain an investment grade credit rating for MidAmerican Energy and its long-term debt and to seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below specified levels (42% and 39%, respectively, of total capitalization) under certain circumstances. MidAmerican Energy's common equity level at December 31, 2000 was above these levels.

In December 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market. Under the law, larger non-residential customers in Illinois and 33% of the remaining non-residential Illinois customers were allowed to select their provider of electric supply services beginning in October 1, 1999. Starting
December 31, 2000, all other non-residential customers were allowed supplier choice. Residential customers all receive the opportunity to select their electric supplier beginning May 1, 2002.

The law also provides for Illinois earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the compute level of return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

In December 1999, the Federal Energy Regulatory Commission issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization on a schedule that would allow the regional transmission organization to commence operating by December 15, 2001. On October 16, 2000, MidAmerican Energy filed with the Federal Energy Regulatory Commission a plan for MidAmerican Energy to comply with Order No. 2000 by participating in the formation of a for profit independent transmission company. MidAmerican Energy continues in its effort to form such a company.

The United Kingdom

Since 1990, the electricity industry in Great Britain has seen the privatization of electric generation, supply and distribution, and the introduction of competition in generation and supply. Electricity is produced by generators, transmitted through the national grid transmission system by The National Grid Company plc ("NGC") (or in Scotland by Scottish Power or Scottish Hydro Electric) and distributed to customers by the fourteen Public Electricity Suppliers ("PESs") in their respective authorized areas. The majority of customers are still supplied with electricity by their local PES, although there are other suppliers holding second tier supply licenses, including generators and other PESs, who can compete to supply customers throughout Great Britain. During the fourth quarter of 1998, the market for supplying electricity began to be opened to competition through a phased-in program. This program, which proceeded by geographic areas, was completed in 1999.

Under the Utilities Act 2000, the Public Electricity Supply License is to be replaced by two separate licenses - the Distribution license and the Supply license. The Public Electricity Supplier ("PES") license currently held by Northern Electric plc is to be split so that separate subsidiaries will own licenses for distribution and energy supply. In order to comply with the legislation the Company has submitted a draft Statutory Transfer Scheme ("Scheme") to The Secretary of State for Trade and Industry for consideration. Once approved, the Scheme provides for the transfer of certain assets and liabilities to the newly created subsidiaries. This will occur on a date to be set by the Secretary of State for Trade and Industry, currently anticipated to be in July 2001.

Distribution. Each of the PESs is required to offer terms for connection to its distribution system to any person, and for use of its distribution system to any authorized electricity operator. In providing the use of its distribution system, a PES must not discriminate between its own supply business and that of any other authorized electricity supplier, nor may its charges differ except where justified by differences in cost. These obligations will transfer to holders of Distribution licenses when the PES license is replaced.

Most revenue of the distribution business is controlled by a distribution price control formula. The Retail Price Index ("RPI") used in this formula reflects the average of the 12 month inflation rates recorded for each month in the previous July to December period. The distribution price control formula also reflects an inflation factor ("Xd") which was established by the regulator (and continues to be set) at 3%. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a PES is entitled to charge. The distribution price control formula permits PESs to receive additional revenues due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a PES from year to year. It is a control on revenue that operates independently of most of the PES's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

In connection with the scheduled distribution price control review concluded by the regulator in 1999, Northern's allowable distribution revenue was reduced by 24% with effect from April 1, 2000. As part of the review, the Xd factor was not modified and therefore remained at 3%.

The distribution prices allowable under the current distribution price control formula are expected to be reviewed by the regulator at the expiration of the formula's scheduled five-year duration in 2005. The formula may be further reviewed at other times in the discretion of the regulator, including in the next several years in connection with the proposed Information and Incentives Project under which it is proposed that two per cent of regulated income will depend upon the performance of the PES's distribution system as measured by the number and duration of customer interruptions and upon the level of customer satisfaction monitored by the regulator.

Supply. Subject to minor exceptions, all electricity customers in the United Kingdom must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make use of the transmission and distribution networks to achieve delivery to customers' premises.

There are currently two types of licensed suppliers: PES (or "first tier") suppliers and second tier suppliers. First tier suppliers are the successor companies to the former state owned Area Electricity Boards acting as suppliers within their respective geographical authorized areas. Second tier suppliers are those suppliers which supply outside any area which is the subject of any PES license which they may hold and include PESs supplying outside their authorized area, generators and independent suppliers. Northern holds both first and second tier licenses. This distinction between first and second tier suppliers is to be abolished under the Utilities Act 2000. From a date to be set by the Secretary of State for Trade and Industry there will be only one class of licensed supplier. This is anticipated to be in July 2001.

The price of electricity supplied by a PES to most of its domestic customers within its authorized area is controlled by a formula. As part of the scheduled review of the formula carried out by the regulator in 1999, Northern was required to reduce its prices to most of its domestic customers within its authorized area by about 11% from April 1, 2000. The price cap is due to be reviewed with effect from April 1, 2002.

The Pool. Virtually all electricity generated in England and Wales was sold by generators and bought by suppliers through the Pool described below. A generator that is a Pool member and also a licensed supplier must nevertheless sell all the electricity it generates into the Pool, and purchase all the electricity that it supplies from the Pool. Because Pool prices fluctuate, generators and suppliers may enter into bilateral arrangements, such as contracts for differences ("CFDs"), to provide a degree of protection against such fluctuations.

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

Prices for electricity have been set by the Pool daily for each one-half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. A settlement system is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements. The settlement system is administered on a day-to-day basis by Energy Settlements and Information Services, Limited, a subsidiary of NGC, as settlement system administrator.

In order to hedge against Pool price volatility, parties enter Contracts for Differences ("CFDs"). Generally, CFDs are contracts between generators and suppliers that have the effect of fixing the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At any time, Northern's forecast supply market demand is substantially hedged through various types of agreements including CFDs.

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

The United Kingdom government introduced legislation to reform the wholesale trading market for electricity by eliminating the Pool and creating a bilateral wholesale trading market. The elimination of the Pool and the introduction of the New Electricity Trading Arrangements ("NETA") occurred on March 27, 2001. Elimination of the Pool will create risks of a mismatch between the prices at which Northern purchases electricity from wholesale suppliers and the price at which it has, or will, contract to sell electricity to its customers. Northern's ability to manage such risks at acceptable levels will depend, in part, on the specifics of the supply contracts that Northern enters into, Northern's ability to implement and manage an appropriate contracting and hedging strategy, and the development of an adequate market for hedging instruments.

Under NETA, suppliers will need to buy physical electricity from generators equal to the forecast demand of customers. NETA will create additional risks and opportunities and in order to mitigate them, Northern is developing a new suite of information technology systems in coordination with industry leading software development companies.

Regulatory, Energy and Environmental Matters

United States

The Company is subject to a number of environmental laws and other regulations affecting many aspects of its present and future operations. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Company believes that its operating power facilities are currently in material compliance with all applicable federal, state and local laws and regulations. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company which could have an adverse impact on its operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including PURPA and its implementation by utility commissions in the various states.

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

In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry and increase access to electric utilities' transmission and distribution systems for independent power producers and electricity consumers. On September 1, 1996, the California legislature adopted an industry restructuring bill that would provide for a phased-in competitive power generation industry with an independent system operator and direct access to generation for all power purchasers under certain circumstances. Under the bill, consistent with the requirements of PURPA, existing qualifying facilities power sales agreements would be honored. The Company cannot predict the final form or timing of the proposed industry restructuring or the impact on its operations.

The Clean Air Act Amendments of 1990 ("CAAA") was signed into law in November 1990. Essentially all utility generating units are subject to the provisions of the CAAA which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the CAAA. Title IV of the CAAA, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of increasing the lead time for the construction of new facilities, significantly increasing the total cost of new facilities, requiring modification of certain of the Company's existing facilities, increasing the risk of delay on construction projects, increasing the Company's cost of waste disposal and possibly reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

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

Employees

As of December 31, 2000, the Company and its subsidiaries employed approximately 9,550 people.

As of December 31, 2000, the CalEnergy Generation platform employed approximately 500 people, of which approximately 230 people were in the Philippines. None of CalEnergy Generation's employees are covered by a collective bargaining agreement. Management believes that CalEnergy Generation's relations with its employees are good.

As of December 31, 2000, Northern employed approximately 3,560 people, of which approximately 67% are represented by labor unions. All Northern employees who are not party to a personal employment contract are subject to collective bargaining agreements that are covered by eight separate business agreements. These arrangements may be amended by joint agreement between the trade unions and the individual business through negotiation in the appropriate Joint Business Council. Northern believes that its relations with its employees are good.

As of December 31, 2000, MidAmerican Energy employed approximately 3,720 people, of which approximately one half are represented by labor unions. MidAmerican Energy believes that its relations with its employees are good.

As of December 31, 2000, HomeServices employed approximately 1,670 individuals and had approximately 6,600 sales associates, who are independent contractors and not employees. None of HomeServices' employees or sales associates are covered by a collective bargaining agreement. Management believes that HomeServices' relations with its employees and sales associates are good.

Item 2.  Properties

Property. Northern leases its principal executive offices in Newcastle upon Tyne, England. Northern has both network and non-network land and buildings. At December 31, 2000, Northern had freehold and leasehold interests in approximately 8,500 network properties, comprising principally substation sites. Northern owns, directly or indirectly, the freehold or leasehold interests of such land and buildings. At December 31, 2000, Northern had freehold and leasehold interests in approximately 63 non-network properties comprising chiefly offices, retail outlets, depots, warehouses and workshops.

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

The electric transmission system of MidAmerican Energy at December 31, 2000, included 897 miles of 345-kV lines, and 1,110 miles of 161-kV lines. The gas distribution facilities of MidAmerican Energy at December 31, 2000, included 20,259 miles of gas mains and services. Substantially all of the former Iowa-Illinois Gas and Electric Company (predecessor to MidAmerican Energy) utility property and franchises, and substantially all of the former Midwest Power Systems Inc. (predecessor to MidAmerican Energy) electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

The Company's most significant physical properties, other than those owned by Northern and MidAmerican Energy, are its current interest in operating power facilities, its plants under construction and related real property interests. The Company also maintains an inventory of approximately 150,000 acres of geothermal property leases. The Company leases its principal executive offices and its offices in Manila.

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

Item 3.  Legal Proceedings

The Company and its subsidiaries have no material legal proceedings except for the following:

Southern California Edison

The Imperial Valley Projects have filed a lawsuit seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. See page 16.

Cooper Litigation

On July 23, 1997, the Nebraska Public Power District ("NPPD") filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, the NPPD sought a declaratory judgment in the following respects:

(1) that MidAmerican Energy is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event that NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican Energy is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future;

(2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and

(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

MidAmerican Energy filed its answer and contingent counterclaims. The contingent counterclaims filed by MidAmerican Energy are generally as follows:

(1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

(2) that the NPPD has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the NPPD operates the plant after the term of the power purchase agreement;

(3) that the NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement;

(4) that the NPPD has granted MidAmerican Energy an option to continue taking 50% of the power from the plant;

(5)      that the term  "monthly  power costs" as defined in the power  purchase
         agreement  does  not  include  costs  and  expenses   associated   with
         decommissioning the plant;

(6) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

(7) that transition costs are not included in any decommissioning costs and expenses;

(8) that the NPPD has breached its duty to MidAmerican Energy in making investments of decommissioning funds;

(9) that reserves in named accounts are excessive and should be refunded to MidAmerican Energy; and

(10)     that  the  NPPD  must  credit   MidAmerican   Energy  for  payments  by
         MidAmerican Energy for low-level radioactive waste disposal.

On October 6, 1999, the court rendered summary judgment for the NPPD on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one, two, three and five in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy issues one and five in the second paragraph above.
Additionally, it remanded the case for trial on all other claims and counterclaims. It is not likely that a trial will occur prior to late spring or early summer of 2001.

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

                                    PART III

                                   MANAGEMENT

Item 10.  Directors, Executive and Other Officers of the Company and Significant
             Subsidiaries

The Company's management structure is organized functionally and the current executive and other officers of the Company and their positions are as follows:

Name                       Position

David L. Sokol             Chairman of the Board & Chief Executive Officer
Gregory E. Abel            President & Chief Operating Officer
Patrick J. Goodman         Senior Vice President & Chief Financial Officer
Steven A. McArthur         Senior Vice President, General Counsel & Secretary
Keith D. Hartje            Senior Vice President & Chief Administrative Officer
Ronald W. Stepien          President, MidAmerican Energy
P. Eric Connor             President & Chief Operating Officer, Northern

Set forth below is certain information with respect to each of the foregoing officers:

DAVID L. SOKOL, 44, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been CEO since April 19, 1993 and served as President of MEHC from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

GREGORY E. ABEL, 38, President and Chief Operating Officer. Mr. Abel joined the Company in 1992 and initially served as Vice President and Controller. Mr. Abel is a Chartered Accountant and from 984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

PATRICK J. GOODMAN, 34, Senior Vice President and Chief Financial Officer. Mr. Goodman joined the Company in 1 995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining the Company, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

STEVEN A. McARTHUR, 43, Senior Vice President, General Counsel and Secretary. Mr. McArthur joined the Company in February 1991 and has served in various executive capacities. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

KEITH D. HARTJE, 51, Senior Vice President and Chief Administrative Officer. Mr. Hartje has been with MidAmerican Energy and its predecessor companies since 1973. In that time, he has held a number of positions, including General Counsel and Corporate Secretary, District Vice President for southwest Iowa operations, and Vice President, Corporate Communications.

RONALD W. STEPIEN, 54, President, MidAmerican Energy. Mr. Stepien served as Executive Vice President from November 1, 1996 to October 31, 1998 and Group Vice President from 1995 to November 1, 1996. Prior to that Mr. Stepien served as Vice President of Iowa-Illinois Gas and Electric Company, a predecessor company, from 1990 to 1995.

P. ERIC CONNOR, 52, President and Chief Operating Officer, Northern Electric. Mr. Connor joined Northern in 1992 as a Director. Prior to joining Northern, he was a Director at NEI Reyrolle Ltd. and prior to that, his appointments included: deputy group head of engineering, National Nuclear Corporation; manager computer systems, NEI Electronics (C&I Systems); systems engineer, Davy-Leowy; software engineer, Marconi Space & Defense.

Item 11.  Executive Compensation

To be filed by amendment.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

To be filed by amendment.

Item 13.  Certain Relationships and Related Transactions

To be filed by amendment.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements and Schedules

         1.   Financial Statements (included herein)
                                                                        Page No.
         Selected Consolidated Financial Data................................38
         Management's Discussion and Analysis of Financial Condition
              And Results of Operations......................................39
         Qualitative and Quantitative Disclosures About Market Risk..........53
         Consolidated Balance Sheets as of December 31, 2000 and 1999........57
         Consolidated Statements of Operations
              For the Three Years Ended December 31, 2000, 1999 and 1998.....58
         Consolidated Statements of Stockholders' Equity
              For the Three Years Ended December 31, 2000, 1999 and 1998.....59
         Consolidated Statements of Cash Flows
              For the Three Years Ended December 31, 2000, 1999 and 1998.....60
         Notes to Consolidated Financial Statements..........................61
         Independent Auditor's Report........................................96

         2.   Financial Statement Schedules

                                                                        Page No.
         Schedule I, Financial Statements of the Company

              (Parent Company only)..........................................97

         (b)   Reports on Form 8-K

         None.

         (c)   Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

         (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

         Not applicable.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                 (In thousands)
                                                                                MEHC (Predecessor)
                                                     ---------------------------------------------------------------------
                                  March 14, 2000     January 1, 2000
                                      through           through                        Year Ended December 31,
                                                                     -----------------------------------------------------
                                December 31,2000(1) March 13, 2000      1999 (2)       1998 (3)       1997          1996 (4)
                                ------------------- --------------   ------------    -----------    ---------     ----------
Income Statement Data:
Operating revenue                      $3,945,716     $1,043,072      $4,128,737     $2,555,206    $2,166,338     $518,934
Total revenues                          4,040,598      1,062,556       4,410,616      2,682,711     2,270,911      576,195
Total costs and expenses                3,821,394        971,386       4,053,547      2,410,658     2,074,051      435,791
Income before provision for
   income taxes                           219,204         91,170         357,069        272,053       196,860(6)   140,404
Minority interest                          84,670          8,850          46,923         41,276        45,993        6,122
Income before change in
   accounting principle
   and extraordinary item                  81,257         51,312         216,671(5)     137,512        51,823(6)    92,461
Extraordinary item, net of tax                  -              -         (49,441)        (7,146)     (135,850)           -
Cumulative effect of change
   in accounting principle,
   net of tax                                   -              -               -         (3,363)            -            -
Net income (loss)                          81,257         51,312         167,230(5)     127,003       (84,027)(6)   92,461

Balance Sheet Data:

Total assets                          $11,680,651            N/A     $10,766,352     $9,103,524    $7,487,626   $5,630,156
Total liabilities                       8,981,061            N/A       8,978,924      7,598,040     5,282,162    4,181,052
Company-obligated mandatory
   redeemable preferred securities
   of subsidiary trusts                   786,523            N/A         450,000        553,930       553,930      103,930
Subsidiary-obligated mandatorily
   redeemable preferred securities
   of subsidiary trusts                   100,000            N/A         101,598              -             -            -
Preferred securities of subsidiaries      145,686            N/A         146,606         66,033        56,181      136,065
Total stockholders' equity              1,576,401            N/A         994,588        827,053       765,326      880,790

     (1)  Reflects the Teton Transaction on March 14, 2000.
     (2) Reflects the MidAmerican Merger on March 12, 1999, the disposition of Coso Joint Ventures on February 26, 1999 and the disposition of 50% ownership interest in CE Generation on March 3, 1999.

     (3)  Reflects the acquisition of KDG on January 2, 1998.
     (4) Reflects the acquisitions of Northern, Falcon Seaboard and the Partnership Interest owned for a portion of the year.

     (5)  Includes $81.5 million for non-recurring Indonesia gain on settlement,
          gains  on  sales  of  McLeod  and   qualified   facilities,   Northern
          restructuring charges and Teton Transaction costs.

     (6)  Includes $87 million non-recurring Indonesia asset impairment charge.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

As a result of the Teton Transaction, the MidAmerican Merger and the sales of Coso and an interest in CE Generation, the Company's future results will differ significantly from the Company's historical results.

Teton Transaction

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and convertible preferred stock and approximately $455 million in 11% nontransferable trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

Business of MEHC

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries the Company is organized and managed on four separate platforms: MidAmerican, Northern, CalEnergy Generation and HomeServices.

MidAmerican

MidAmerican Energy ("MidAmerican Energy") is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of December 31, 2000, MidAmerican Energy had 669,000 retail electric customers and 647,000 retail natural gas customers.

In addition to retail sales, MidAmerican Energy delivers electric energy to other utilities, marketers and municipalities who distribute it to end-use customers. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

Most of MidAmerican Energy's business is conducted in a rate-regulated environment and accordingly, many of its decisions as to the source and use of resources and other strategic matters are evaluated from a utility business perspective. MidAmerican Energy's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and third quarters.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. As of December 31, 2000, Northern supplied electricity to approximately 1.1 million customers.

Northern also competes to supply gas inside and outside its authorized area. As of December 31, 2000, Northern supplies gas to approximately 470,000 customers in the residential market.

CalEnergy Generation

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

On February 8, 1999, the Company created a new subsidiary, CE Generation LLC ("CE Generation") and subsequently transferred its interest in the Imperial
Valley Projects and Gas Plants to CE Generation. For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Turbo, Elmore and Leathers (collectively the "Partnership Projects") are based on capacity amounts of 34, 38, 10, 38, and 38 net MW, respectively, and for Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants (collectively the "Salton Sea Projects") are based on capacity amounts of 10, 20, 50, 40 and 49 net MW, respectively (the Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects"). Turbo became operational in the third quarter of 2000. Salton Sea V became operational in the second quarter of 2000. Plant capacity factors for Saranac, Power Resources and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, and 50 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999. Prior to that date, CE Generation results were fully consolidated.

On February 26, 1999, the Company closed the sale of all of its ownership interests in the Navy I, Navy II and BLM, collectively the Coso Joint Ventures, to Caithness Energy, LLC for $205 million in cash.

HomeServices

The Company owns approximately 83% of HomeServices.Com, Inc. ("HomeServices"), the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 1999 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates primarily under the Edina Realty, Iowa Realty, J.C. Nichols Residential, CBSHOME, Paul Semonin Realtors, Long Realty and Champion Realty brand names in the following twelve states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota and South Dakota. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 1999. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona and Annapolis, Maryland.

Results of Operations for the Periods March 14, 2000 through December 31, 2000, January 1, 2000 through March 13, 2000 and for the Year Ended December 31, 1999:

The following is a discussion of the historical results of the Company for the period March 14, 2000 through December 31, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000 through March 13, 2000, and for the year ended December 31, 1999. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction and the MidAmerican Merger had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes and the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the year ended December 31, 1999 to the year ended December 31, 2000.

Pro forma operating revenue for the year ended December 31, 2000 was $4,988.8 million compared with $4,517.0 million for the same period in 1999, an increase of 10.4%. MidAmerican operating revenue increased for the year ended December 31, 2000 to $2,330.7 million from $1,816.1 million for the same period in 1999, primarily due to increases in nonregulated gas sales and higher rates in regulated gas. Northern Electric operating revenue decreased for the year ended December 31, 2000 to $1,997.9 million from $2,072.2 million for the same period in 1999, primarily due to lower volumes of electricity supplied in the franchise area and lower foreign exchange rates partially offset by higher volumes of electricity supplied out of the franchise area and distribution revenue from access charges. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions in late 1999.

The following data represents sales from MidAmerican Energy:

                                                       Year Ended December 31,

                                                        2000             1999
                                                     -----------      ----------

Electricity Retail Sales (GWh).................        16,715           16,007

Electricity Sales for Resale (GWh).............         6,941            7,168

Regulated and Nonregulated Gas Supplied

(Thousands of MMBTUs)..........................       174,385          138,387

MidAmerican Energy electricity retail sales increased for the year ended December 31, 2000 from the same period in 1999 due to increased customers and non-weather related sales partially offset by more moderate temperatures. Electricity sales for resale decreased for the year ended December 31, 2000 from the same period in 1999 due to a lower power plant output primarily from the Cooper facility which results in lower energy available for resale. Gas supplied increased due to an increase in customers, an increase in heating degree days and an increase in trading activity of nonregulated sales.

The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                                       Year Ended December 31,

                                                         2000            1999
                                                      -----------     ----------

Electricity Supplied (GWh)...................           19,925          17,984

Electricity Distributed (GWh)................           16,350          15,943

Gas Supplied (Thousands of MMBtus)...........           51,035          48,435

The increase in electricity supplied for the year ended December 31, 2000 is due primarily to the increase in volumes for customers outside of the franchise area. The increase in electricity distributed for the year ended December 31, 2000 is due to changes in demand in the franchise area. The increase in gas supplied in 2000 from 1999 reflects higher volume in the U.K. industrial and commercial markets.

Pro forma interest and other income for the year ended December 31, 2000 was $114.4 million compared with $145.4 million for the same period in 1999. The decrease was due primarily to the reduced interest income resulting from lower cash balances, lower dividends from Teesside and gains on other asset sales in 1999, partially offset by proceeds on Company-owned life insurance of $7.5 million received in 2000.

The 1999 gain on  non-recurring  items  resulted from the sale of  approximately
6.74 million shares of McLeod Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale exceeded $375 million, with a resulting after-tax gain to the Company of approximately $47.1 million.

As a result of the sales of Coso and an interest in CE Generation, the Company recorded a gain of $20.2 million in the first quarter of 1999.

In the fourth quarter of 1999, the Company recorded a pre-tax gain of $40.3 million relating to insurance proceeds received from an arbitration settlement between Himpurna California Energy Ltd. and Patuha Power Ltd., former sub-sidiaries of the Company, and P.T. PLN (Persero), an Indonesian national electric utility.

Pro forma cost of sales for the year ended December 31, 2000 was $2,783.5 million compared with $2,342.8 million for the same period in 1999, an increase of 18.8%. The increase relates to increased sales at MidAmerican Energy and HomeServices.

Pro forma operating expense for the year ended December 31, 2000 was $1,123.6 million compared with $1,115.8 million for the same period in 1999. The increase primarily relates to the increase of operating expenses at HomeServices due to acquisitions in late 1999.

Pro forma depreciation and amortization for the year ended December 31, 2000 was $479.6 million compared with $462.0 million for the same period in 1999. The increase was primarily due to higher depreciation at Northern primarily due to higher production at CE Gas.

Pro forma interest expense, less amounts capitalized, for the year ended December 31, 2000 was $398.1 million compared with $447.0 million for the same period in 1999, a decrease of 10.9%. This decrease was due to the repayment of the 9.5% Senior Notes in 1999 and other reduced indebtedness and an increase in capitalized interest related to the construction of Casecnan, Cordova and Zinc.

The loss on non-recurring items of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs related to the Teton Transaction.

Pro forma tax expense for the year ended December 31, 2000 was $81.6 million compared with $89.4 million for the same period in 1999. The decrease is due primarily to lower pretax income in 2000.

Pro forma minority interest for the year ended December 31, 2000 was $104.3 million compared with $101.9 million for the same period in 1999. Minority interest includes the dividends on the $455 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

Pro forma net income for the year ended December 31, 2000 was $124.9 million compared with $138.3 million for the same period in 1999.

Results of Operations For The Years Ended December 31, 1999 and 1998

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

The following data represents sales from utility operations for MidAmerican Energy. The financial results of MidAmerican Energy are consolidated with the Company beginning on March 12, 1999.

                                                       Year Ended December 31,

                                                         1999            1998
                                                     ------------    -----------

Electricity Retail Sales (GWh)...............           16,007          16,088

Electricity Sales for Resale (GWh)...........            7,168           6,186

Regulated and Nonregulated Gas

Supplied (Thousands of MMBtus)...............          138,387         139,563


The following  data  represents  the supply and  distribution  operations in the
U.K.:

                                                       Year Ended December 31,

                                                         1999            1998
                                                     -------------   -----------

Electricity Supplied (GWh).....................         17,984          15,313

Electricity Distributed (GWh)..................         15,943          15,904

Gas Supplied (Thousands of MMBtus).............         48,435          35,950

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

Interest and other income increased for the year ended December 31, 1999 to $143.2 million from $127.5 million in the same period in 1998. The increase was due to the MidAmerican Merger and the addition of equity income from CE
Generation partially offset by the reduction of operator fees related to the CalEnergy Generation facilities that were sold in 1999.

The gains on non-recurring items of $138.7 million in 1999 represent the pre-tax gain on the sale of the qualified facilities of $20.2 million, the pre-tax gain on the sale of McLeod common stock of $78.2 million and the pre-tax gain on the Indonesia settlement of $40.3 million.

Cost of sales increased in the year ended December 31, 1999 to $2,143.9 million from $1,258.5 million from the same period in 1998, a 70.4% increase. The increase is primarily due to the MidAmerican Merger and higher volumes of gas and electricity supplied at Northern. The MidAmerican Merger added $655.2 million in the period March 12, 1999 through December 31, 1999.

Operating expense increased in the year to date ended December 31, 1999 to $1,001.4 million from $471.4 million for the same period in 1998, a 112.4% increase. The MidAmerican Merger added $609.1 million in the period from March 12, 1999 through December 31, 1999, partially offset by the sales of Coso and an interest in CE Generation.

Depreciation and amortization increased in the year to date December 31, 1999 to $427.7 million from $333.4 million in the same period in 1998, a 28.3% increase. The MidAmerican Merger added $187.3 million in the period from March 12, 1999 through December 31, 1999, partially offset by the sales of Coso and the 50% interest in CE Generation.

Interest expense, less amounts capitalized, increased in the year to date December 31, 1999 to $426.2 million from $347.3 million, a 22.7% increase. The increase is primarily due to the MidAmerican Merger and the greater average outstanding debt balances.

The losses on non-recurring items of $54.4 million in 1999 represent the pre-tax loss of $47.7 million related to the costs associated with the reduction of Northern's workforce and the $6.7 million of costs related to the Teton Transaction.

The provision for income taxes increased marginally to $93.5 million in 1999 from $93.3 million in 1998. After adjusting for the non-recurring gains and losses and the deductible dividends on preferred securities, the effective tax rate was 38.7% and 39.5% in 1999 and 1998 respectively.

Minority interest consists of dividends on preferred securities of subsidiaries and minority ownership of HomeServices. Minority interest increased in the year ended December 31, 1999 to $46.9 million from $41.3 million in the same period in 1998, a 13.6% increase. The increase is primarily due to the MidAmerican Merger that has minority interests in the form of preferred stock outstanding.

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

The Company's unrestricted cash and cash equivalents were $38.2 million at December 31, 2000 as compared to $316.3 million at December 31, 1999. The majority of this decrease was due to the cash used to partially fund the Teton Transaction. In addition, the Company recorded separately restricted cash and investments of $90.9 million and $291.7 million at December 31, 2000 and 1999, respectively. The restricted cash balance as of December 31, 2000 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction, and the Philippine Projects' cash reserves for the service of debt obligations.

Teton Transaction

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs. The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and non-dividend paying convertible preferred stock and approximately $455 million in 11% nontransferable trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

Financing Activities

On June 30, 2000, the Company redeemed the remaining $4.2 million of Limited Recourse Notes at a redemption price of 104.9375% plus accrued interest.

Throughout 2000, CalEnergy Capital Trust II, a subsidiary of the Company, redeemed approximately 477,000 shares of preferred securities at an aggregate cost of approximately $19.5 million. Prior to the Teton Transaction, each preferred security was convertible at anytime into shares of the Company's common stock based on a stated conversion rate. As a result of the Teton Transaction, in lieu of shares of the Company's common stock, holders of these preferred securities received $35.05 for each share of common stock they would have been entitled to receive on conversion.

Construction

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

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project that will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Project's sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in mid-2001. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC
Contract"). Kvaerner is a wholly owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs, including financing costs, of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred approximately $165.6 million of such costs through December 31, 2000.

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

On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the Company agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. CE Casecnan believes such allegations are without merit and intends to vigorously defend the Contractor's claims.

The Republic of the Philippines ("RP") has recently been experiencing a period of political unrest and governmental uncertainty relating to the impeachment of President Estrada which resulted in a change in the Presidency and related changes to the RP cabinet and overall government administration.

Although the obligations of the National Irrigation Administration ("NIA") to make payments to CE Casecnan for water and electricity fees under the Project Agreement with NIA and the obligations of the RP under the related sovereign Performance Undertaking are in no way dependent on maintaining any particular RP administration in place or on any particular government's annual budgetary appropriations, it is possible that if the recent Philippine governmental uncertainty would reoccur, it could have an adverse impact on the Casecnan Project, which, as noted above, is scheduled to commence commercial operation and commerce receiving payments in 2001.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, CE Casecnan is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. Although the transmission line is complete, NIA has not yet installed the Casecnan Project's metering equipment. Accordingly, no liquidated damages payments to NIA have been made.

CE Casecnan's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letters, no shareholders, partners or affiliates of CE Casecnan, including the Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of CE Casecnan's obligations. As a result, payment of CE Casecnan's obligations depends upon the availability of sufficient revenues from CE Casecnan's business after the payment of operating expenses.

NIA's payments of obligations under the Project Agreement are expected to be CE Casecnan's sole source of operating revenues. Because of CE Casecnan's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the RP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of CE Casecnan to meet its existing and future obligations.

Cordova

Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, has commenced construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into an engineering, procurement and construction ("EPC") contract with Stone & Webster Engineering Corporation ("SWEC") to build the project. Total project costs are estimated to be approximately $288.9 million. The construction of the Cordova Project is expected to be completed in mid-2001.

Cordova Energy has entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova Energy has the option to elect on an annual basis to retain up to 50% of the project capacity and energy for sales to others. Cordova Energy has exercised this option for the full 50% for the first 3 years and has entered into a power sales agreement to sell this capacity and energy to MidAmerican Energy.

On September 10, 1999 Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. As part of the financing, approximately $93.5 million of 8.64% Series A-1 Senior Secured Bonds due in 2019 were issued. An additional $31.3 million of 8.79% Series A-2 Senior Secured Bonds were issued on December 15, 1999, $29.3 million of 9.07% Series A-3 Senior Secured Bonds were issued on March 15, 2000, $58.1 million of 8.82% Series A-4 Senior Secured Bonds were issued on June 15, 2000 and $12.8 million of 8.48% Series A-5 Senior Secured Bonds were issued September 15, 2000. Cordova Funding has loaned the proceeds to Cordova Energy. The Company has incurred $224.5 million of construction costs through December 31, 2000. Total equity funding is expected to be approximately $63.9 million.

SWEC's parent, Stone & Webster, Incorporated, voluntarily filed Chapter 11 bankruptcy on September 2, 2000 and has sold substantially all of its assets to Shaw Group, Inc. Shaw Group, Inc. has agreed to complete substantially all of Stone & Webster's contracts for current and future projects including the Cordova Project. The Company does not believe this situation will cause any material adverse effect on the final completion of the Cordova Project or on the Company.

Accounting Effects of Industry Restructuring

A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. With exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If other portions of MidAmerican Energy's utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of December 31, 2000, the Company had $240.9 million of regulatory assets on its consolidated balance sheet.

Domestic Rate Matters: Electric

Under a 1997 pricing plan settlement agreement resulting from an IUB rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiations and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

Under a 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999 which was approved by the IUB, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the IUB pursuant to a rate proceeding.

On March 14, 2001, the Office of Consumer Advocate of the Iowa Department of Justice filed a petition with the IUB to reduce MidAmerican Energy's Iowa retail electric rates by approximately $77 million annually. This filing will be contested by MidAmerican Energy and, under Iowa law, the IUB must rule on the petition within ten months from March 14, 2001. Iowa law provides that the rates collected after the filing of the petition are subject to refund with interest if they exceed rates finally approved by the IUB.

The pricing plan settlement agreement precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001, unless the return fell below 9%. Other parties signing the agreement were prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

UK Rate Matters:

Distribution

Northern charges access fees for the use of the distribution system. Most revenue of the distribution business is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI reflects the average of the twelve months' inflation rates recorded for the previous July to December period and Xd is set at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a PES is entitled to charge. The price control does not seek to constrain the profits of a PES from year to year. It is a control on revenue that operates independently of the PES's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

The previous distribution price control period expired on March 31, 2000. Changes to the formula took effect from April 1, 2000 resulting in a one-off reduction in allowed income per unit distributed of around 24%. As part of the review, the Xd factor remains at 3%. The distribution prices allowable under the current distribution price control formula are expected to be reviewed by the Office of Gas and Electricity Markets ("Ofgem") at the expiration of the formula's scheduled five-year duration in 2005. The formula may be reviewed at other times at the discretion of Ofgem, including in connection with the proposed Information and Incentive Project (IIP) under which it is proposed that 2% of regulated income will depend upon the performance of the PES's distribution system as measured by the number and duration of customer interruptions and upon the level of customer satisfaction monitored by the regulator.

Supply

In December 1999, Ofgem announced revised electric supply price controls. Since April 2000, these have been applied to most domestic and small commercial customers in the below 100kW market of Northern's designated area, and result in a further lowering of price caps. The new price control applies for two years to March 2002.

While the impact of the latest regulatory review varied across companies, the impact on a standard Northern customer was a price reduction of approximately 11%.

The supply companies are able to propose and amend the detailed structure of tariffs, but these must be submitted to Ofgem to ensure their consistency with the prescribed price caps. Prices are then monitored on an ongoing basis, and any proposed further amendments must be submitted to Ofgem for review.

In addition to the constraint of regulatory price caps, competitive pressures from other suppliers are exerted against Northern's tariffs and contracts. The costs of fulfilling customer requirements are also subject to market pressures, with energy prices varying on a half hourly basis. At present, electric prices are established on a national half hourly basis through the electric pool. Northern principally employs contracts to hedge the risk contingent on movements in pool price.

Beginning on March 27, 2001, the New Electricity Trading Arrangements ("NETA") replaced the Pool with market arrangements more reflective of other commodities. The bulk of energy settlement under this system should occur either bilaterally or through power exchanges. Risk mitigation should be dependent on the establishment of effective load forecasting tools, addressing short and longer-term requirements. In addition, it is expected that new hedging facilities will be established, although the form of these has yet to be defined.

Environmental Matters:  Domestic

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 2000, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate patter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. As a result of the court's initial decision and the current status of the standards, the impact of any new standards on the Company is currently unknown. If the EPA successfully appeals the court's decision, however, and the new standards are implemented, then MidAmerican Energy could incur increased costs and a decrease in revenues.

Environmental Matters:  U.K.

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

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2000 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM must be decontaminated by December 31, 2000. Northern has registered 62 items above 50 PPM, decontaminated 4 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, the Company expects to contribute approximately $41 million during the period 2001 through 2005 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

In addition, during the year 2000, MidAmerican Energy made payments to the Nebraska Public Power District ("NPPD") related to decommissioning Cooper Nuclear Station ("Cooper") based on an assumed shutdown of Cooper in September 2004. These payments are reflected in operating expense in the consolidated statements of operations. Based on NPPD estimates assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. The funds that have been provided to NPPD, with the understanding that Cooper will be shut down in September 2004, are invested predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 30% was invested in domestic corporate debt. MidAmerican Energy's obligation, if any, for Cooper decommissioning may be affected by the actual plant shutdown date. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding.

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

Development Activity

The Company is actively seeking to develop, construct, own and operate new energy projects, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply and sales contracts with other project participants, receipt of required governmental permits and consents and timely implementation of construction. There can be no assurance that development efforts on any particular project, or the Company's development efforts generally, will be successful.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company implemented the new standards on January 1, 2001. The initial adoption of the SFAS 133/138 did not have a material impact on the Company's financial position, results of operations or any impact on its cash flows.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. The Company has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities" (FAS 140), replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revised criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. SFAS 140 is effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in SFAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the impact that FAS 140 will have on the Company's consolidated financial statements.

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

The Company is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, the Company enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of the Company's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

The Company uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities, financing activities and preferred stock investing operations.

Interest Rate Risk

At December 31, 2000, the Company had fixed-rate long-term debt, Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, and subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts of $6,548.7 million in principal amount and having a fair value of $6,400.1 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $234 million if interest rates were to increase by 10% from their levels at December 31, 2000. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2000, the Company had floating-rate obligations of $229.2 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. These obligations are not hedged. If the floating rates were to increase by 10% from December 31, 2000 levels, the Company's consolidated interest expense for unhedged floating-rate obligations would increase by approximately $139,000 each month in which such increase continued based upon December 31, 2000 principal balances.

MidAmerican Energy has entered into a two-year, $162 million fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate. As of December 31, 2000, the market value of this swap was $5.0 million.

Currency Exchange Rate Risk

At December 31, 2000, CE Electric UK Funding Company had fixed-rate obligations denominated in U.S. dollars that expose CE Electric UK Funding Company to losses in the event of increases in the exchange rate of U.S. dollars to Sterling. CE Electric UK Funding Company entered into certain currency rate swap agreements that effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. At December 31, 2000, these currency rate swap agreements had an aggregate notional amount of $362 million, which the Company would receive approximately $23.1 million at termination. A decrease of 10% in the December 31, 2000 rate of exchange of Sterling to dollars would increase the cost of terminating these swap agreements by approximately $39.5 million.

Energy Commodity Price Risk

Northern

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

Therefore, disclosure in respect to CFDs relies on the assumption that the contracts exist in parallel to underlying actual electricity purchases. In the absence of such purchases the contract would generate a loss or gain dependent on the pool prices prevailing over the periods covered by the contract terms. As of December 31, 2000, the notional amount of executed CFDs was approximately $590.4 million, representing approximately 18% of the expected or committed transaction volumes through December 31, 2004. The fair value of these contracts was a liability of approximately $30.5 million discounted at 15%, based upon quoted market prices at December 31, 2000. A hypothetical decrease of 10% in the market price of electricity from the December 31, 2000 levels would further decrease the fair value of these contracts by approximately $49.5 million. However, as stated above, the value of the portfolio of CFDs, which are held for risk management purposes, is directly linked to the hypothetical changes in Pool price, such that a movement in Pool price would be offset by a compensating impact on the contract.

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

As of December 31, 2000, the notional amount of outstanding forward purchase contracts was approximately $201.0 million, representing approximately 10% of expected sales through December 31, 2007. The fair value of such contracts was an asset of approximately $60.2 million discounted at 15%, based upon quoted market prices at December 31, 2000. A hypothetical decrease of 10% in the market price of gas from the December 31, 2000 levels would further decrease the fair value of these contracts by approximately $22.5 million.

Northern had the following financial derivative instruments for its electric operations as of December 31:


Derivative instruments used for other than trading purposes-
------------------------------------------------------------
                                                     2000              1999
                                               ---------------    --------------

Electricity Contracts for Differences:
         Net Contract Volumes - Long            17,081,000 MWh    14,981,000 MWh
         Unrealized Loss, in thousands          $30,543           $8,212

A $5.00 increase in underlying electricity prices would decrease unrealized losses into an unrealized gain on the contract for differences held at December 31, 2000 by approximately $85.4 million.

MidAmerican

Under the current regulatory framework, MidAmerican Energy is allowed to recover in revenues the cost of gas sold from all of its regulated gas customers through a purchased gas adjustment clause. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

MidAmerican Energy enters into natural gas futures and swap agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These financial derivative activities are recorded as hedge accounting transactions, with net amounts exchanged or accrued under swap agreements and realized gains or losses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers.

MidAmerican Energy also derives revenues from nonregulated sales of natural gas. Pricing provisions are individually negotiated with these customers and may include fixed prices or prices based on a daily or monthly market index. MidAmerican Energy enters into natural gas futures and swap agreements to offset the financial impact of variations in natural gas commodity prices for physical delivery to nonregulated customers. These financial derivative activities are also recorded as hedge accounting transactions.

MidAmerican Energy uses natural gas derivative instruments for trading purposes under strict value at risk guidelines outlined by senior management. In accordance with the FASB's Emerging Issues Task Force Abstract No. 98-10 (EITF 98-10), derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. EITF 98-10 has not had a material effect on the Company's financial position, results of operations or cash flows.

MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power. Electric forward contracts are not reflected in the financial statements until they are settled.

MidAmerican Energy had the following financial derivative instruments for its natural gas and electric operations as of December 31:

Derivative instruments used for other than trading purposes-
------------------------------------------------------------

                                                2000                 1999
                                          ----------------     -----------------

Natural Gas Futures Contracts - NYMEX:
   Net Contract Volumes- Long (Short)      1,460,000 MMBtu      (500,000) MMBtu
   Unrealized Gain (Loss), in thousands       $7,554               $(410)


Natural Gas Swap Contracts:
   Contract Volumes                       24,106,980 MMBtu     85,520,442 MMBtu
   Unrealized Gain (Loss), in thousands       $8,055               $(1,576)

Natural Gas Options:
   Contract Volumes - Long                 1,790,280 MMBtu             -
   Unrealized Gain, in thousands                $953                   -

Electric Forward Contracts:
   Contract Volumes - (Short)              (139,200) MWh               -
   Unrealized (Loss), in thousands           $(4,731)                  -

A $1.00 increase in underlying natural gas prices would increase unrealized gains on the futures contracts held at December 31, 2000 by approximately $1.5 million and would increase unrealized gains on the above swap contracts by approximately $2.3 million. A $5.00 increase in underlying electricity prices would increase unrealized losses on the forward contracts held at December 31, 2000 by approximately $0.7 million.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, the financial condition of and relationships with customers and suppliers, the availability and price of fuel and other inputs, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated March 26, 1999, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                As of December 31,
                                                                           -------------------------------
                                                                                 2000            1999
                                                                           --------------    -------------
Assets
Current Assets:
   Cash and investments................................................       $   38,152        $  316,327
   Restricted cash and short term investments..........................           42,129            36,294
   Accounts receivable.................................................          903,469           600,564
   Inventories.........................................................           81,943            94,981
   Other current assets................................................           96,784            90,147
                                                                              ----------        ----------
      Total Current Assets.............................................        1,162,477         1,138,313

Property, plant, contracts and equipment, net .........................        5,348,647         5,463,329
Excess of cost over fair value of net assets acquired, net.............        3,673,150         2,712,677
Regulatory assets......................................................          240,934           278,757
Long-term restricted cash and investments..............................           48,747           255,440
Nuclear decommissioning trust fund and other marketable securities.....          202,227           226,298
Equity investments.....................................................          246,466           208,023
Deferred charges, other investments and other assets...................          758,003           483,515
                                                                             -----------       -----------

   Total Assets........................................................      $11,680,651       $10,766,352
                                                                             ===========       ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable....................................................    $     656,356      $    449,203
   Accrued interest....................................................          107,726            94,983
   Accrued taxes.......................................................          125,645           145,534
   Other accrued liabilities...........................................          250,975           218,150
   Short-term debt.....................................................          251,656           379,523
   Current portion of long-term debt...................................          438,978           235,202
                                                                             -----------        ----------
      Total Current Liabilities........................................        1,831,336         1,522,595

Other long-term accrued liabilities....................................          976,030         1,054,440
Parent company debt....................................................        1,829,971         1,856,318
Subsidiary and project debt............................................        3,398,696         3,642,703
Deferred income taxes..................................................          945,028           902,868
                                                                              ----------        ----------
   Total Liabilities...................................................        8,981,061         8,978,924
                                                                              ----------        ----------

Deferred income........................................................           79,489            65,509
Minority interest......................................................           11,491            29,127
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts...........................          786,523           450,000
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts  .........................          100,000           101,598
Preferred securities of subsidiaries...................................          145,686           146,606

Commitments and contingencies (Notes 4, 15, 17, 18 and 19)

Stockholders' Equity:
Zero coupon convertible preferred stock - authorized 50,000 shares,
    no par value, 34,563 shares outstanding at December 31, 2000.......                -                 -
Common stock - authorized 60,000 and 180,000 shares, no par value;
   9,281 and 82,980 shares issued, 9,281 and 59,944 shares outstanding,
   at December 31, 2000 and 1999, respectively.........................                -                 -
Additional paid in capital.............................................        1,553,073         1,249,079
Retained earnings......................................................           81,257           507,726
Accumulated other comprehensive loss, net..............................          (57,929)          (12,029)
Treasury stock - 23,036 common shares at December 31, 1999 at cost.....                -          (750,188)
                                                                             -----------       -----------
   Total Stockholders' Equity..........................................        1,576,401           994,588
                                                                             -----------       -----------

Total Liabilities and Stockholders' Equity.............................      $11,680,651       $10,766,352
                                                                             ===========       ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)
                                                                                              MEHC (Predecessor)
                                                                           -----------------------------------------------
                                                        March 14, 2000     January 1, 2000
                                                           through              through            Year Ended December 31,
                                                                                                   -----------------------
                                                     December 31, 2000    March 13, 2000           1999             1998
                                                     -----------------    --------------           ----             ----
Revenue:
   Operating revenue..............................       $3,945,716         $1,043,072           $4,128,737      $2,555,206
   Interest and other income......................           94,882             19,484              143,175         127,505
   Gains on non-recurring items...................                -                  -              138,704               -
                                                         ----------         ----------           ----------      ----------
Total revenues....................................        4,040,598          1,062,556            4,410,616       2,682,711
                                                         ----------         ----------           ----------      ----------

Costs and expenses:
   Cost of sales..................................        2,222,128            561,386            2,143,891       1,258,539
   Operating expense..............................          904,511            219,303            1,001,384         471,405
   Depreciation and amortization..................          383,351             97,278              427,690         333,422
   Interest expense...............................          396,773            101,330              496,578         406,084
   Less interest capitalized......................          (85,369)           (15,516)             (70,405)        (58,792)
   Losses on non-recurring items..................                -              7,605               54,409               -
                                                         ----------          ---------           ----------      ----------
Total costs and expenses..........................        3,821,394            971,386            4,053,547       2,410,658
                                                         ----------          ---------           ----------      ----------

Income before provision for income taxes..........          219,204             91,170              357,069         272,053
Provision for income taxes........................           53,277             31,008               93,475          93,265
                                                         ----------          ---------           ----------      ----------

Income before minority interest...................          165,927             60,162              263,594         178,788
Minority interest.................................           84,670              8,850               46,923          41,276
                                                         ----------          ---------           ----------      ----------
Income before extraordinary item and
   cumulative effect of change in accounting
   principle.....................................           81,257             51,312               216,671         137,512

Extraordinary item, net of tax....................               -                  -               (49,441)         (7,146)
Cumulative effect of change in accounting
   principle, net of tax..........................               -                  -                     -          (3,363)
                                                          -----------       ----------           ----------       ---------
Net income available to common
    stockholders..................................        $    81,257       $   51,312          $   167,230       $ 127,003
                                                          ===========       ==========          ===========       =========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 2000
                                 (In thousands)

                                                                         Accumulated
                                                                            Other   Additional
                                                                           Compre- Common Stock
                              Outstanding          Additional              hensive   & Options
                                Common      Common  Paid-In    Retained    Income   Subject to  Treasury
                                Shares       Stock  Capital    Earnings    (Loss)   Redemption    Stock        Total
                                ------       -----  -------    --------    ------   ----------    -----        -----
Balance January 1, 1998          81,322$        - $1,266,683  $ 213,493 $  (3,589) $(654,736) $ (56,525) $   765,326

Net income                            -         -          -     127,003        -          -          -      127,003
Other Comprehensive Income:
   Foreign currency translation

      adjustment *                    -         -          -          -     3,634          -          -        3,634
                                                                                                            ---------
Comprehensive income                                                                                          130,637
Exercise of stock options and
   other equity transactions        226         -      (7,841)         -         -          -      7,825          (16)
Purchase of treasury stock      (21,943)        -     (21,313)         -         -          -   (703,478)    (724,791)
Common stock and options
   subject to redemption              -         -           -          -         -    654,736          -      654,736
Tax benefit from stock plan           -         -       1,161          -         -          -          -        1,161

----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998        59,605         -   1,238,690    340,496        45          -   (752,178)     827,053

Net income                            -         -           -    167,230         -          -          -      167,230
Other Comprehensive Income:
   Foreign currency translation

      adjustment *                    -         -           -          -   (12,047)         -          -      (12,047)
   Unrealized losses on securities,
      net of tax of $14               -         -           -          -       (27)         -          -          (27)
                                                                                                              -------
Comprehensive income                                                                                          155,156
Issuance of stock by subsidiary       -         -       9,113          -         -          -          -        9,113
Exercise of stock options and
   other equity transactions        238         -      (2,628)         -         -          -      7,779        5,151
Purchase of treasury stock       (3,376)        -           -          -         -          -   (104,847)    (104,847)
Conversion of TIDES I             3,477         -       2,845          -         -          -     99,058      101,903
Tax benefit from stock plan           -         -       1,059          -         -          -          -        1,059

----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999        59,944         -   1,249,079    507,726   (12,029)         -   (750,188)     994,588

Net income January 1, 2000            -         -           -     51,312         -          -          -       51,312
      through March 13, 2000
Net income March 14, 2000
   through December 31, 2000          -         -           -     81,257         -          -          -       81,257
Other Comprehensive Income:
   Foreign currency translation

      adjustment *                    -         -           -          -   (82,996)         -          -      (82,996)
   Unrealized losses on securities,
      net of tax of  $123             -         -           -          -      (228)         -          -         (228)
                                                                                                              -------
   Comprehensive income                                                                                        49,345
Exercise of stock options and
   other equity transactions         13         -        (138)         -         -          -        418          280
Teton Transaction               (50,676)        -     304,132   (559,038)   37,324          -    749,770      532,188

----------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000         9,281  $      -  $1,553,073  $  81,257 $ (57,929)   $     -    $     -   $1,576,401

======================================================================================================================
     *  Foreign currency translation adjustment has no tax effect
The accompanying notes are an integral part of these financial statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                             MEHC (Predecessor)
                                                                           ---------------------------------------------
                                                      March 14, 2000     January 1, 2000
                                                         through              through             Year Ended December 31,
                                                                                                 -----------------------
                                                     December 31, 2000    March 13, 2000           1999           1998
                                                     -----------------    --------------           ----           ----
Cash flows from operating activities:

Net income...........................................     $    81,257      $    51,312        $   167,230     $  127,003
Adjustments to reconcile net cash flows from
  operating activities:
   Gains on non-recurring items......................               -                -           (138,704)             -
   Extraordinary item, net of tax....................               -                -             49,441          7,146
   Cumulative effect of change in accounting principle              -                -                  -          3,363
   Depreciation and amortization.....................         310,418           83,194            363,737        290,794
   Amortization of excess of cost over fair value of net
     assets acquired.................................          72,933           14,084             63,953         42,628
   Amortization of deferred financing and other costs          17,402            4,334             18,181         21,723
   Provision for deferred income taxes...............         (15,460)           7,735            (56,590)        34,332
   Distributions in excess of (less than) income on
     equity investments..............................         (26,607)          (3,459)           (22,796)         6,171
   Changes in other items:
     Accounts receivable and other current assets....        (360,710)          46,436             61,209       (135,124)
     Accounts payable, accrued liabilities,  deferred
     income and other................................          71,474           63,447             47,157        (36,490)
                                                           ----------        ---------         ----------     ----------
Net cash flows from operating activities.............         150,707          267,083            552,818        361,546
                                                           ----------        ---------         ----------     ----------

Cash flows from investing activities:
Purchase of MEHC (Predecessor), MidAmerican, and
    Kiewit's Interests, net of cash acquired.........     (2,048,266)                -         (2,501,425)      (500,916)
Proceeds from sale of qualified facilities, net of cash
     disposed........................................               -                -            365,074              -
Proceeds from Indonesia settlement...................               -                -            290,000              -
Purchase of marketable securities....................         (44,686)          (8,251)           (92,523)             -
Proceeds from sale of marketable securities..........          72,225           10,665            498,676              -
Capital expenditures relating to operating projects..        (174,361)         (21,685)          (331,337)      (227,071)
Philippine construction..............................         (58,531)         (22,736)           (62,059)      (112,263)
Acquisition of U.K. gas assets.......................               -                -            (72,280)       (35,677)
Construction and other development costs.............        (176,323)         (56,720)          (180,683)      (119,916)
Decrease in restricted cash and investments..........         158,049           42,809            199,588         20,568
Other................................................          38,971          (74,765)           (58,263)       (32,505)
                                                           ----------        ---------         ----------     ----------
Net cash flows from investing activities.............      (2,232,922)        (130,683)        (1,945,232)    (1,007,780)
                                                           ----------        ---------         ----------     ----------

Cash flows from financing activities:

Proceeds from issuance of common and preferred stock.       1,428,024                -                  -              -
Proceeds from issuance of trust preferred securities.         454,772                -                  -              -
Proceeds from issuance of parent company debt........               -                -                  -      1,502,243
Repayments of parent company debt....................          (4,225)               -           (853,420)      (167,285)
Net proceeds from revolver...........................          85,000                -                  -              -
Proceeds from subsidiary and project debt............         256,133            6,043          1,429,856        464,974
Repayments of subsidiary and project debt............        (317,553)        (133,060)          (369,016)      (255,711)
Deferred charges relating to debt financing..........          (4,292)               -              7,761        (47,205)
Redemption of preferred securities of subsidiaries...         (20,415)               -                  -              -
Purchase of treasury stock...........................               -                -           (104,847)      (724,791)
Other................................................             358             (149)             4,306         25,113
                                                          -----------       -----------       -----------    -----------
Net cash flows from financing activities.............       1,877,802         (127,166)           114,640        797,338
                                                          -----------       -----------       -----------    -----------
Effect of exchange rate changes......................         (61,046)         (21,950)           (12,047)         3,634
                                                          -----------       -----------       -----------    -----------
Net increase (decrease) in cash and cash equivalents.        (265,459)         (12,716)        (1,289,821)       154,738
Cash and cash equivalents at beginning of period.....         303,611          316,327          1,606,148      1,451,410
                                                          -----------       ----------        -----------    -----------
Cash and cash equivalents at end of period...........     $    38,152       $  303,611        $   316,327    $ 1,606,148
                                                          ===========       ==========        ===========    ===========
Supplemental Disclosures:
Interest paid, net of amount capitalized.............     $   351,532       $   35,057        $   439,894    $   341,645
                                                          ===========       ==========        ===========    ===========
Income taxes paid....................................     $    94,405       $        -        $   130,875    $    53,609
                                                          ===========       ==========        ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       MidAmerican Energy Holdings Company
                   Notes To Consolidated Financial Statements

1.  Business

MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (collectively referred to as the "Company" or "MEHC"), is a United States-based privately owned global energy company with publicly traded fixed income securities which generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries the Company is organized and managed on four separate platforms: MidAmerican, Northern, CalEnergy Generation and HomeServices.

MidAmerican

The MidAmerican Platform consists primarily of the Company's ownership in MidAmerican Energy Company ("MidAmerican Energy"). MidAmerican Energy is the largest energy company headquartered in Iowa and is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Iowa, Illinois, and South Dakota. It also distributes natural gas at retail in Iowa, Illinois, South Dakota and Nebraska. As of December 31, 2000, MidAmerican Energy had 669,000 retail electric customers and 647,000 retail natural gas customers.

In addition to retail sales, MidAmerican Energy sells electric energy to other utilities, marketers and municipalities who distribute it to end-use customers. These sales are referred to as sales for resale or off-system sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. As of December 31, 2000, Northern supplied electricity to approximately 1.1 million customers.

Northern also competes to supply gas inside and outside its authorized area. In the residential market Northern currently supplies gas to approximately 470,000 customers.

CalEnergy Generation

The CalEnergy Platform is engaged in the development, ownership and operation of environmentally responsible independent power production facilities worldwide utilizing geothermal, natural gas, hydroelectric and other energy sources. Through the Company's 50% owned subsidiary, CE Generation LLC ("CE Generation"), the Company has interests in ten operating geothermal plants in Imperial Valley, California and three operating natural gas fired cogeneration plants in New York, Texas and Arizona. The Company accounts for CE Generation under the equity method.

The Company also indirectly owns the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively, the "Philippine Projects"), which are geothermal power plants located on the island of Leyte in the Philippines. Plant capacity amounts for the Upper Mahiao, Malitbog and Mahanagdong Projects are 119, 216 and 165 net MW, respectively.

HomeServices

The Company owns approximately 83% of HomeServices.Com, Inc. ("HomeServices"), the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 1999 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates primarily under the Edina Realty, Iowa Realty, J.C. Nichols Residential, CBSHOME, Paul Semonin Realtors, Long Realty and Champion Realty brand names in the following twelve states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota and South Dakota. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 1999. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona and Annapolis, Maryland.

2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Subsidiaries which are less than 100% owned but greater than 50% owned are consolidated with a minority interest. Subsidiaries that are 50% owned or less, but where the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments where the Company's ability to influence is limited are accounted for under the cost method of accounting. All significant inter-enterprise transactions and accounts have been eliminated. The results of operations of the Company include the Company's proportionate share of results of operations of entities acquired from the date of each acquisition.

Beginning March 14, 2000, the financial statements reflect the Teton Transaction (described in Note 3) and the resulting push down of the accounting as a purchase business combination.

Cash Equivalents, Investments, and Restricted Cash and Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments other than restricted cash are primarily commercial paper and money market securities. Restricted cash is not considered a cash equivalent.

The current restricted cash and short-term investments balance includes commercial paper and money market securities, and is mainly composed of amounts deposited in restricted accounts from which the Company will source its debt service reserve requirements relating to the projects. These funds are restricted by their respective project debt agreements to be used only for the related project.

The long-term restricted cash and investments balances are mainly composed of amounts deposited in restricted accounts from which the Company will fund the various projects under construction.

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

Inventory

Inventory is primarily composed of materials and supplies, coal stocks, gas in storage and fuel oil. Materials and supplies, coal stocks and fuel oil are at average cost and gas in storage is accounted for under the LIFO method.

Property, Plant, Contracts, Equipment and Depreciation

The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Depreciation of the operating power plant costs, net of salvage value, is computed on the straight-line method over the estimated useful lives, between ten and thirty years. Depreciation of furniture, fixtures and equipment that are recorded at cost, is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

Capitalized costs for gas reserves, other than costs of unevaluated exploration projects and projects awaiting development consent, are depleted using the units of production method. Depletion is calculated based on hydrocarbon reserves of properties in the evaluated pool estimated to be commercially recoverable and include anticipated future development costs in respect of those reserves.

Expenditures on major information technology systems are capitalized and depreciated on a straight-line basis over the estimated useful lives of the developed systems that range from three to fifteen years.

An allowance for the estimated annual decommissioning costs of the Quad Cities Generating Station ("Quad Cities Station") equal to the level of funding is included in depreciation expense. See Note 17 for additional information regarding decommissioning costs.

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

Excess of Cost over Fair Value of Net Assets Acquired

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized using the straight line method over a 40 year period for the Teton and MidAmerican acquisitions, and a 32 year period for the acquisition of Kiewit's interests.

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

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. The Company does not intend to repatriate earnings of foreign subsidiaries in the foreseeable future. As a result, deferred United States income taxes are not provided for retained earnings of international subsidiaries and corporate joint ventures unless the earnings are intended to be remitted.

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

Foreign Currency Translation and Transactions

For the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses are translated at average exchange rates for the year.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Reclassification

Certain amounts in the fiscal 1999 and 1998 consolidated financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2000 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Long-Term Power Purchase Contract

Under a long-term power purchase contract with Nebraska Public Power District ("NPPD"), expiring in 2004, MidAmerican Energy purchases one-half of the output of the 778-megawatt Cooper Nuclear Station ("Cooper"). Other accrued liabilities include a liability for MidAmerican Energy's fixed obligation to pay 50% of NPPD's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican Energy's right to purchase power is shown as an asset

Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation and are being amortized and recovered in rates over either a five-year period or the term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging the remaining Cooper capital improvement costs to expense as incurred in January 1997.

The fuel cost portion of the power purchase contract is included in cost of sales. All other costs MidAmerican Energy incurs in relation to its long-term power purchase contract with NPPD are included in operating expense.

New Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, the Company recognized $44.9 million and $38.0 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS 133/138, all of which are accounted for as hedges. Additionally, on January 1, 2001, the Company's portfolio of preferred stock investments was transferred from the available for sale category to the trading category, as permitted by SFAS 133. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. The Company has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities" (SFAS 140), replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revised criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. SFAS 140 is effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in SFAS 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. Management is currently assessing the impact that SFAS 140 will have on the Company's consolidated financial statements.

3. Acquisitions/Dispositions

Teton Transaction

On October 24, 1999, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc. ("Berkshire Hathaway"), Walter Scott, Jr., a director of the Company, and David L. Sokol, Chairman and Chief Executive Officer of the Company, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and convertible preferred stock and approximately $455 million in 11% nontransferable trust preferred securities due March 14, 2010. The 11% trust preferred securities have a liquidation preference of $25 each and are subject to mandatory redemption in ten equal semi-annual installments commencing December 15, 2005. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations. The final purchase price allocation has not been completed; however, the Company does not anticipate any material changes based on currently available information. The Company recorded goodwill of approximately $1,242 million that is being amortized using the straight-line method over a 40-year period.

Unaudited pro forma combined revenue, income before extraordinary items and net income of the Company and MEHC (Predecessor) for the years ended December 31, 2000 and 1999, as if the Teton Transaction and the MidAmerican Merger (see below) had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes, and the issuance of the 11% trust preferred securities, were $5,103.2 million, $124.9 million and $124.9 million, respectively, compared to $4,801.1 million, $187.7 million and $138.3 million, respectively.

The  Company   incurred   approximately   $7.6   million  and  $6.7  million  of
non-recurring costs in 2000 and 1999 respectively, related to the Teton Transaction, which were expensed.

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

The MidAmerican Merger has been accounted for as a purchase business combination and as such the results of operations of the Company include the results of MHC beginning March 12, 1999. The purchase price has been allocated to assets acquired and liabilities assumed. The Company recorded goodwill of approximately $1.5 billion, which is being amortized using the straight-line method over a 40-year period.

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

The sales of the qualified facilities resulted in a net non-recurring pre-tax gain of $20.2 million and an after-tax gain of approximately $12.4 million.

McLeod

On May 18, 1999, the Company announced the sale of approximately 6.74 million shares of McLeodUSA ("McLeod") Class A common stock, through a secondary offering by McLeod, at $55.625 per share. Proceeds from the sale were approximately $375 million, with a resulting pre-tax gain to the Company of approximately $78.2 million, and an after-tax gain of approximately $47.1 million.

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

On April 14, 2000, the Company purchased 500,000 shares of HomeServices' common stock for $4.2 million, increasing the Company's ownership percentage to approximately 70%.

In October 2000, HomeServices repurchased 1.7 million shares of treasury stock for $17.9 million. This transaction increased the Company's ownership percentage to approximately 83%.

Indonesia

On December 2, 1994, former subsidiaries of the Company, Himpurna California Energy Ltd. ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of geothermal steam fields and geothermal power facilities located in Central Java in Indonesia with Perusahaan Petambangan Minyak Dan Gas Gumi Negara ("Pertamina"), the Indonesian national oil company, and executed separate "take-or-pay" energy sales contracts ("ESCs") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. The Government of Indonesia provided sovereign performance undertakings of the obligations under the joint operating and "take-or-pay" contracts. The Company carried political risk insurance on its investment in HCE and PPL through the Overseas Private Investment Corporation ("OPIC"), an agency of the U.S. Government, as well as through private market insurers.

In 1997 and 1998 a series of Indonesian government decrees and other actions (including the non-payment of all monthly invoices from HCE's Dieng Unit I, which became operational in March 1998) created significant uncertainty as to whether PLN and the Indonesian government would honor their contractual obligations to the Indonesian Subsidiaries.

In 1997, the Company recorded a non-recurring charge of $87 million representing an asset valuation impairment charge under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," relating to the Company's assets in Indonesia. The charge of $87 million represented the amount by which the carrying amount of such assets exceeded the estimated fair value of the assets determined by discounting the expected future net cash flows of the Indonesia projects.

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

Following PLN's failure to pay such amounts, HCE and PPL demanded payment pursuant to the sovereign performance undertakings issued by the Minister of Finance on behalf of the Republic of Indonesia ("ROI") and, following the ROI's failure to pay, brought an arbitration against the ROI for breach of those undertakings. A final award was issued by an international arbitration panel in the ROI arbitration on October 15, 1999 that found that the ROI materially breached its performance undertakings and violated international law, and the ROI was required to pay HCE and PPL an aggregate amount of approximately $575 million.

Following ROI's failure to pay such amount, on November 18, 1999, the Company transferred the Indonesian Subsidiaries to OPIC and received payment from OPIC and the private market insurers totaling $290 million under its political risk insurance policies, reflecting the return of its equity investment less policy deductibles. Due primarily to the timing of the receipt of proceeds, the Company recorded a pre-tax gain of approximately $40.3 million on the insurance proceeds and an additional tax benefit of $17.7 million for an after-tax gain of $58.0 million.

4. Property, Plant, Contracts and Equipment, Net:

Property, plant, contracts and equipment, net comprise the following at December 31 (in thousands):
                                                                        MEHC
                                                                   (Predecessor)
                                                           2000         1999
                                                        ----------   ----------
Operating assets:
Utility generation and distribution system...........   $6,266,391   $6,362,975
Independent power plants ............................      740,631      705,346
Wells and resource development.......................       47,916      123,845
Power sales agreements...............................       82,231            -
Other assets.........................................      387,709      377,897
                                                        ----------   ----------
Total operating assets...............................    7,524,878    7,570,063
Less accumulated depreciation and amortization.......   (3,332,098)  (3,062,387)
                                                        ----------   ----------
Net operating assets.................................    4,192,780    4,507,676
Mineral and gas reserves and exploration assets, net.      378,494      476,416
Construction in progress:
     Casecnan........................................      387,274      306,007
     Zinc recovery project...........................      165,585       92,794
     Cordova.........................................      224,514       79,982
     Other...........................................            -          454
                                                        -----------  ----------

Total                                                    $5,348,647  $5,463,329
                                                         ==========  ==========

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

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project that will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities will be installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operation in mid-2001. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

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

On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Accordingly, the Casecnan Project is now expected to become operational by the third quarter of 2001. The delay in completion is attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the Company agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001resulting from various force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. CE Casecnan believes such allegations are without merit and intends to vigorously defend the Contractor's claims.

Cordova

Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, has commenced construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into an engineering, procurement and construction contract with Stone & Webster Engineering Corporation ("SWEC") to build the project. The construction of the Cordova Project is expected to be completed in mid-2001. Total project costs are estimated to be approximately $288.9 million.

Cordova Energy has entered into a power sales agreement with a unit of El Paso Energy Corporation ("El Paso"). Under the power sales agreement, El Paso will purchase all the capacity and energy from the project until December 31, 2019. However, Cordova Energy has the option to elect on an annual basis to retain up to 50% of the project capacity and energy for sales to others.

5. Equity Investments

CE Generation, the Company's 50% owned subsidiary, has interests in ten operating geothermal plants in Imperial Valley, California and three operating natural gas-fired cogeneration plants in New York, Texas and Arizona. Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999. The following is summarized financial information for CE Generation as of and for the years ended December 31 (in thousands):

                                                       2000             1999
                                                       ----             ----

Current assets                                       $191,112         $119,829
Total assets                                        1,987,323        1,725,419
Current liabilities                                   138,751           92,842
Total liabilities                                   1,479,944        1,333,139
Revenues                                              510,796          340,683
Income before extraordinary item                       73,535           61,970
Net income                                             73,535           44,492

6. Short-Term Debt

Short-term debt comprises the following at December 31 (in thousands):

                                                              MEHC (Predecessor)
                                                      2000              1999
                                                    --------          --------
Revolving credit facilities...................      $ 85,000          $      -
Northern treasury loan and other .............        85,056           175,523
MidAmerican Energy commercial paper...........        81,600           204,000
                                                    --------          ---------
                                                    $251,656          $379,523
                                                    ========          ========

Revolving Credit Facilities

The Company has available $400 million in revolving credit facilities expiring in June 2001 and June 2003. The facilities are unsecured and are available to fund working capital requirements and finance future business expansion opportunities. As of December 31, 2000 there was an outstanding balance of $85 million under these revolving credit facilities. The facility carries a variable interest rate based on LIBOR and ranging from 6.6875% to 9.5% in 2000 (weighted average interest rate of 8.16% at December 31, 2000).

MidAmerican Energy Commercial Paper

MidAmerican Energy has authority from the Federal Energy Regulatory Commission ("FERC") to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 2000, MidAmerican Energy had in place a $370.4 million revolving credit facility which supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit. As of December 31, 2000, commercial paper and bank notes totaled $81.6 million for MidAmerican Energy with a weighted average interest rate of 6.6%.

Northern Short Term Treasury Loan

Northern had short-term money market loans in place at December 31, 2000 and 1999 of $85.1 million and $174.6 million, respectively. The amounts have varying maturities generally less than one month and carry variable interest rates based on LIBOR and ranging from 4.95% to 6.41% at December 31, 2000.

7. Parent Company Debt

Parent company debt comprises the following at December 31 (in thousands):

                                                              MEHC (Predecessor)
                                                        2000            1999
                                                     ----------      -----------
   9.5% Senior Notes.........................        $      32       $       32
   7.63% Senior Notes........................          350,000          350,000
   Limited Recourse Senior Secured Notes.....                 -           4,225
   $1.4 Billion Senior Notes ................         1,400,000       1,400,000
   $100 Million Senior Notes.................           101,888         102,061
   Fair Value Adjustment (see Note 3)........           (21,949)              -
                                                     ----------      -----------
                                                     $1,829,971      $1,856,318

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

Limited Recourse Senior Secured Notes

On July 21, 1995, the Company issued $200 million of 9 7/8% Limited Recourse Senior Secured Notes due in 2003 (the "Limited Recourse Notes"). Interest on the Limited Recourse Notes was payable on June 30 and December 30 of each year, commencing December 1995.

On January 29, 1999, the Company commenced a cash offer for all of its outstanding Limited Recourse Notes. The Company received tenders from holders of an aggregate of approximately $195.8 million of principal which were paid on March 3, 1999 at a redemption price of 110.025% plus accrued interest. Due to early extinguishments of the Limited Recourse Notes, the Company recorded an extraordinary loss of $17.5 million, net of tax. On June 30, 2000, the Company redeemed the remaining $4.2 million of Limited Recourse Notes at a redemption price of 104.9375% plus accrued interest.

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

$100 Million Senior Notes

On November 13, 1998, the Company issued $100 million at a premium of approximately 102.243% of 7.52% Senior Notes (the "$100 Million Senior Notes") due in 2008. Interest on the $100 Million Senior Notes is payable semiannually on March 15 and September 15 of each year, commencing March 15, 1999. The $100 Million Senior Notes are unsecured senior obligations of the Company.

8.  Subsidiary and Project Debt

Project loans held by subsidiaries and projects comprise the following at December 31 (in thousands):

                                                              MEHC (Predecessor)
                                                      2000              1999
                                                  ------------       -----------
MidAmerican Funding, LLC Senior Notes and Bonds   $   702,287        $  702,089
MidAmerican Energy Mortgage Bonds                     340,570           450,570
MidAmerican Energy Pollution Control Bonds            158,625           159,129
MidAmerican Energy Notes                              422,240           260,240
MidAmerican Capital Notes                              46,667            70,098
HomeServices Senior Notes and Revolving Debt           47,607            48,817
Salton Sea Bonds                                      140,528           140,528
Northern Eurobonds                                    299,580           324,850
CE Electric UK Funding Company Senior Notes
   and Sterling Bonds                                 653,750           670,327
Casecnan Notes and Bonds                              346,439           363,085
Philippine Term Loans                                 392,625           449,739
Cordova Funding Senior Secured Bonds                  225,000           124,824
CE Gas Loan                                            73,162           113,267
Other                                                     239               342
Fair Value Adjustment (see Note 3)                    (11,645)                -
                                                   -----------       ----------
                                                   $3,837,674        $3,877,905
                                                   ==========        ==========

Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of the Company or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof. "Subsidiaries" means all of the Company's direct or indirect subsidiaries (1) owning interests in Northern, MidAmerican Funding, HomeServices, CE Generation, or the Imperial Valley, Saranac, Power Resources, Mahanagdong, Malitbog, Upper Mahiao, Casecnan, and Cordova projects or (2) owning interests in the subsidiaries that own interests in the foregoing subsidiaries or projects.

MidAmerican Funding, LLC Senior Notes and Bonds

On March 11, 1999, MidAmerican Funding, LLC, a wholly owned subsidiary of the Company, issued $200 million of 5.85% Senior Secured Notes due in 2001, $175 million of 6.339% Senior Secured Notes due in 2009, and $325 million of 6.927% Senior Secured Bonds due in 2029. The proceeds from the offering were used to complete the MidAmerican Merger.

MidAmerican Energy Mortgage Bonds, Pollution Control Bonds and Notes

The components of MidAmerican Energy's Mortgage Bonds, Pollution Control Bonds and Notes at December 31 are as follows (in thousands):
                                                             MEHC (Predecessor)
                                                         2000           1999
                                                         ----           ----
Mortgage bonds:
    6% Series, due 2000..........................    $      -     $   35,000
    6.75% Series, due 2000.......................           -         75,000
    7.125% Series, due 2003......................     100,000        100,000
    7.70% Series, due 2004.......................      55,630         55,630
    7% Series, due 2005..........................      90,500         90,500
    7.375% Series, due 2008......................      75,000         75,000
    7.45% Series, due 2023.......................       6,940          6,940
    6.95% Series, due 2025.......................      12,500         12,500
                                                     --------       --------
                                                     $340,570       $450,570
                                                     ========       ========
Pollution control revenue obligations:
    5.75% Series, due periodically through 2003..    $  7,200       $  7,704
    5.95% Series, due 2023 (secured by general
       mortgage bonds)...........................      29,030         29,030
    6.7% Series, due 2003........................       1,000          1,000
    6.1% Series, due 2007                               1,000          1,000
    Variable rate series -
       Due 2016 and 2017, 3.95% .................      37,600         37,600
       Due 2023 (secured by general mortgage
       bond, 3.95%)..............................      28,295         28,295
       Due 2023, 3.95%...........................       6,850          6,850
       Due 2024, 3.95%...........................      34,900         34,900
       Due 2025, 3.95%...........................      12,750         12,750
                                                     --------       --------
                                                     $158,625       $159,129
                                                     ========       ========
Notes:
    8.75% Series, due 2002.......................    $    240       $    240
    7.375% Series, due 2002......................     162,000              -
    6.5% Series, due 2001........................     100,000         100,000
    6.375% Series, due 2006......................     160,000         160,000
                                                     --------        --------
                                                     $422,240        $260,240
                                                     ========        ========

MidAmerican Capital Notes

MidAmerican Capital Company, a wholly owned subsidiary of the Company, has debt of $46.7 million of 8.52% Senior Notes. These notes are due in annual increments of $23.3 million in 2001 and 2002.

HomeServices Senior Notes and Revolving Debt

HomeServices debt includes $35 million of 7.12% Senior Notes due in annual increments of $5 million beginning in 2004. HomeServices also obtained a $65 million senior secured revolving credit facility of which HomeServices had drawn down approximately $10 million as of December 31, 2000. This credit agreement has a variable interest rate at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50% that varies based on HomeServices' cash flow leverage ratio, as defined in the agreement. As of December 31, 2000, the blended average interest rate on the senior secured revolving credit facility borrowings was 7.91%.

Salton Sea Bonds

CalEnergy Minerals LLC, is one of several guarantors of the Salton Sea Funding Corporation's debt, which had a balance as of December 31, 2000 of approximately $543.9 million. As a result of a note allocation agreement, CalEnergy Minerals LLC is primarily responsible for $140.5 million of the 7.475% Senior Secured Series F Bonds due November 30, 2018. The Company has guaranteed a specified portion of the scheduled debt service on the Series F Bonds equal to this current principal amount of $140.5 million and associated interest.

Northern Eurobonds

The balance at December 31, 2000 and 1999 consists of the following (in thousands):

                                                              MEHC (Predecessor)
                                                   2000                   1999
                                                 --------              --------
8.625% Bearer bonds due 2005                     $149,865              $162,512
8.875% Bearer bonds due 2020                      149,715               162,338
                                                 --------              --------
                                                 $299,580              $324,850
                                                 ========              ========

CE Electric UK Funding Company Senior Notes and Sterling Bonds

On December 15, 1997, CE Electric UK Funding Company, an indirect subsidiary of the Company (the "CE Electric UK Funding Company"), issued the Senior Notes and Sterling Bonds. The balances at December 31 are comprised of the following (in thousands):

                                                              MEHC (Predecessor)
                                                  2000                  1999
                                                --------              ---------
6.853% Senior Notes due 2004                    $124,503              $ 121,754
6.995% Senior Notes due 2007                     235,804                230,662
7.25% Sterling Bonds due 2022                    293,443                317,911
                                                --------               --------
                                                $653,750               $670,327
                                                ========               ========

The CE Electric UK Funding Company Senior Notes and Sterling Bonds prohibit distributions to any of its shareholders unless certain financial ratios are met by the CE Electric UK Funding Company or the long-term debt rating falls below a prescribed level.

CE Electric UK Funding Company entered into certain currency rate swap agreements for the CE Electric UK Funding Company Senior Notes with two large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $125 million of 6.853% Senior Notes, the agreements extend until December 30, 2004 and convert the U.S. dollar interest rate to a fixed Sterling rate of 7.744%. For the $237 million of 6.995% Senior Notes, the agreements extend until December 30, 2007 and convert the U.S. dollar interest rate to a fixed Sterling rate of 7.737%. The estimated fair value of these swap agreements at December 31, 2000 is approximately $23.1 million based on quotes from the counterparty to these instruments and represents the estimated amount that the Company would expect to receive when these agreements terminate. It is the Company's intention to hold these swap agreements to maturity.

Casecnan Notes and Bonds

On November 27, 1995, CE Casecnan issued $371.5 million of notes and bonds to finance the construction of the Casecnan Project. These consist of the following (in thousands):

                                                              MEHC (Predecessor)
                                                            2000          1999
                                                          ---------     --------
Senior Secured Floating Rate Notes (FRNs) due in 2002     $ 49,939      $ 66,585
11.45% Senior Secured Series A Notes due in 2005           125,000       125,000
11.95% Senior Secured Series B Bonds due in 2010           171,500       171,500
                                                          --------      --------
                                                          $346,439      $363,085
                                                          ========      ========

Quarterly interest payments for the FRNs commenced on February 15, 1996, and semiannual interest payments for Series A Notes and Series B Bonds commenced on May 15, 1996. The Company held $6.3 million and $8.4 million of the FRNs at December 31, 2000 and 1999, respectively.

The Casecnan Notes and Bonds are subject to redemption at the Company's option as provided for in the Trust Indenture. The Casecnan Notes and Bonds are also subject to mandatory redemption based on certain conditions.

Philippine Term Loans

On April 8, 1998, the Company converted the construction project financing for its Malitbog geothermal power project to term loans. OPIC is providing term loan financing of $46.8 million that was fixed as of June 15, 1998 at an interest rate of 9.176%. A syndicate of international commercial banks is providing term loan financing of $84.4 million at a variable interest rate based on LIBOR (9.005% at December 31, 2000). The loans have scheduled repayments through June 2005.

On May 5, 1998, the Company converted the construction project financing for its Upper Mahiao geothermal power project to term loans. Export-Import Bank of the United States ("Ex-Im Bank") is providing term loan financing of $121.3 million at a fixed interest rate of 5.95%. United Coconut Planters Bank of the Philippines is providing term loan financing of $8.3 million at a variable interest rate based on LIBOR (9.7488% at December 31, 2000). The loans have scheduled repayments through June 2006.

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

Cordova Funding Senior Secured Bonds

On September 10, 1999 Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. The proceeds were loaned to Cordova Energy and comprise the following (in thousands):

                                                                                                                   MEHC
                                                                                                              (Predecessor)
Series                                         Issue Date            Due Date       Interest Rate     2000         1999
------                                         ----------            --------       -------------     ----         ----
Series A-1 Senior Secured Bonds            September 10, 1999           2019           8.64%        $93,515      $93,515
Series A-2 Senior Secured Bonds            December 15, 1999            2019           8.79%         31,309       31,309
Series A-3 Senior Secured Bonds            March 15, 2000               2020           9.07%         29,300            -
Series A-4 Senior Secured Bonds            June 15, 2000                2020           8.82%         58,121            -
Series A-5 Senior Secured Bonds            September 15, 2000           2020           8.48%         12,755            -

CE Gas Loan

CE Gas, a wholly owned subsidiary of the Company, had borrowed $73.2 million and $113.3 million on a (pound) 70 million revolving facility at December 31, 2000 and 1999, respectively, to fund the purchases of UK gas assets in the North Sea. The amount carries a variable interest rate based on LIBOR (6.67% at December 31, 2000). The revolving facility had utilized (pound) 49 million and (pound) 70 million at December 31, 2000 and 1999, respectively.

Annual Repayments of Subsidiary and Project Debt

The annual repayments of the subsidiary and project debt for the years beginning January 1, 2001 and thereafter are as follows (in thousands):

                MidAmerican                     MidAmerican                      HomeServices
                 Funding,      MidAmerican        Energy          MidAmerican    Senior Notes
                LLC Senior       Energy          Pollution        Energy and         and             Salton
                 Notes and      Mortgage          Control           Capital       Revolving           Sea        Northern
                   Bonds          Bonds            Bonds             Notes           Debt            Bonds       Eurobonds
                ----------     -----------      -----------      -----------     -----------       ---------     ---------
2001             $200,000      $      -        $   1,440           $123,333       $    742        $    632       $      -
2002                    -             -            1,440            185,574         10,718           2,108              -
2003                    -       100,000            5,320                  -            532           1,405              -
2004                    -        55,630                -                  -          5,094           1,757              -
2005                    -        90,500                -                  -          5,025           1,757        149,865
Thereafter        502,287        94,440          150,425            160,000         25,496         132,869        149,715
                 --------      --------         --------           --------       --------        --------       --------
                 $702,287      $340,570         $158,625           $468,907       $ 47,607        $140,528       $299,580
                 ========      ========         ========           ========       ========        ========       ========

                CE Electric
                 Funding                                            Cordova
                   Senior                                           Funding
                 Notes and     Casecnan        Philippine            Senior
                 Sterling      Notes and         Term               Secured         CE
                   Bonds         Bonds           Loans               Bonds        Gas Loan         TOTAL
                 --------      --------         --------           --------       -------         --------
2001             $      -      $ 26,301         $ 79,406           $      -       $  7,124        $438,978
2002                    -        32,213           68,259              1,238         19,902         321,452
2003                    -        41,468           72,148              9,000         19,116         248,989
2004              124,503        49,360           67,148              8,100         15,949         327,541
2005                    -        54,753           63,034              7,875         11,071         383,880
Thereafter        529,247       142,344           42,630            198,787              -       2,128,240
                ---------      --------         --------           --------       --------      ----------
                 $653,750      $346,439         $392,625           $225,000       $ 73,162      $3,849,080
                 ========      ========         ========           ========       ========      ==========

9.   Income Taxes

Provision for (benefit from) income taxes was comprised of the following (in thousands):

                                                                                       MEHC (Predecessor)
                                                                 -------------------------------------------------------
                                              March 14, 2000     January 1, 2000          Year Ended       Year Ended
                                                 through             through             December 31,      December 31,
                                          December 31, 2000       March 13, 2000            1999              1998
                                          -----------------       --------------         -----------       ------------
Current:
    State.....................                 $10,527               $(1,886)            $  7,337           $ 5,677
    Federal...................                  17,387                 9,147              128,839            33,160
    Foreign...................                  40,823                16,012               13,889            20,096
                                               -------               -------             --------           -------
                                                68,737                23,273              150,065            58,933
                                               -------               -------             --------           -------
Deferred:
    State.....................                  (1,933)                  834                1,791               161
    Federal...................                 (32,469)                1,854              (75,510)           14,973
    Foreign...................                  18,942                 5,047               17,129            19,198
                                               -------               -------             --------           -------
                                               (15,460)                7,735              (56,590)           34,332
                                               -------               -------             --------           -------
    Total.....................                 $53,277               $31,008             $ 93,475           $93,265
                                               =======               =======             ========          ========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                                                                         MEHC (Predecessor)

                                              March 14, 2000        January 1, 2000       Year Ended        Year Ended
                                                 through               through            December 31,      December 31,
                                             December 31, 2000      March 13, 2000           1999              1998
                                             -----------------      --------------        -----------       -----------

Federal statutory rate...................        35.00%                35.00%               35.00%            35.00%
Percentage depletion in excess of
   cost depletion........................            -                     -                 (.38)            (3.52)
Investment and energy tax credits........        (2.26)                 (.66)               (1.78)             (.93)
State taxes, net of federal tax effect...         2.55                  (.75)                1.66              1.71
Goodwill amortization....................        12.13                  5.87                 5.46              2.51
Dividends on preferred
    securities of subsidiary trusts*.....       (11.11)                (2.80)               (3.75)            (4.63)
Tax effect of foreign income.............        (5.83)                (5.02)                 .36              1.86
Non-recurring items on Indonesia ........            -                     -               (10.99)                -
Dividends received deduction.............        (6.77)                (1.04)               (3.74)                -
Other items, net.........................          .59                  3.41                 4.34              2.28
                                                 -----                 -----                -----             -----
Effective tax rate.......................        24.30%                34.01%               26.18%            34.28%
                                                 =====                 =====                =====             =====

* Dividends on preferred securities of subsidiary trusts are included in minority interest.

Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

                                                              MEHC (Predecessor)
                                                        2000             1999
                                                     ----------       ----------
Property, plant and equipment.....................    $866,678        $ 983,038
Income taxes recoverable through future rates.....     186,427          187,379
Demand side management............................       4,391           14,805
Reacquired debt...................................      10,256           12,476
                                                     ---------        ---------
                                                     1,067,752        1,197,698

Nuclear reserve and decommissioning................    (20,690)         (20,280)
Deferred income....................................     (8,883)         (19,502)
Deferred contract costs............................    (51,703)        (215,388)
Accruals not currently deductible for tax purposes.    (36,255)         (32,211)
Other..............................................     (5,193)          (7,449)
                                                     ---------        ---------
                                                      (122,724)        (294,830)
                                                     ---------        ---------
Net deferred income taxes..........................  $ 945,028        $ 902,868
                                                     =========        =========

10. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

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
                                                                      Conversion
           Issuer                Issue Date        Rate      Amount      Rate
----------------------------  -----------------    ----     --------  ----------
CalEnergy Capital Trust I     April 12, 1996       6.25%    $103,930    1.6728
CalEnergy Capital Trust II    February 26, 1997    6.25%    $180,000    1.1655
CalEnergy Capital Trust III   August 12, 1997      6.50%    $270,000    1.047

On March 14, 2000, the Company, through CalEnergy Capital Trust 1, issued 11% Company-obligated manditorily redeemable preferred securities of approximately $454.8 million to Berkshire Hathaway.

On May 18, 1999, CalEnergy Capital Trust I effected the conversion of $103.9 million of the convertible preferred securities into approximately 3.5 million shares of common stock of the Company. The Securities were converted at a rate equivalent to a conversion price of $29.89 per share of Company common stock.

Throughout 2000, CalEnergy Capital Trust II redeemed approximately 477,000 shares of preferred securities at an aggregate cost of approximately $19.5 million.

The  Company  owns  all of  the  common  securities  of the  Trusts.  The  Trust
Securities have a liquidation preference of fifty dollars each and represent undivided beneficial ownership interests in each of the Trusts. The assets of the Trusts consist solely of the Company's Subordinated Debentures due February 25, 2012, September 1, 2027, and March 14, 2010, respectively, in outstanding aggregate principal amounts of approximately $156.1 million, $270 million and $454.8 million, respectively (collectively, the "Junior Debentures") issued pursuant to their respective indentures. The indentures include agreements by the Company to pay expenses and obligations incurred by the Trusts. Prior to the Teton Transaction, each Trust Security with a par value of $50 was convertible at the option of the holder at any time into shares of the Company's common stock based on the conversion rate. As a result of the Teton Transaction, in lieu of shares of the Company's common stock, holders of Trust Securities will receive $35.05 for each share of common stock it would have been entitled to receive on conversion.

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

11.  Subsidiary-Obligated   Mandatorily   Redeemable   Preferred  Securities  of
     Subsidiary Trust

In December 1996, MidAmerican Energy Financing I, a wholly owned statutory business trust of MidAmerican Energy, issued 4,000,000 shares of 7.98% Series MidAmerican Energy-obligated mandatorily redeemable preferred securities. The sole assets of MidAmerican Energy Financing are $103.1 million of MidAmerican Energy 7.98% Series A Debentures due 2045 (the "Debentures"). There is a full and unconditional guarantee by MidAmerican Energy of MidAmerican Energy Financing's obligations under the preferred securities. MidAmerican Energy has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon, and MidAmerican Energy may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

The Debentures may be redeemed by MidAmerican Energy on or after December 18, 2001, or at an earlier time if there is more than an insubstantial risk that interest paid on the Debentures will not be deductible for federal income tax purposes. If the Debentures, or a portion thereof, are redeemed, MidAmerican Energy Financing must redeem a like amount of the preferred securities. If a termination of MidAmerican Energy Financing occurs, MidAmerican Energy Financing will distribute to the holders of the preferred securities a like amount of the Debentures unless such a distribution is determined not to be practicable. If such determination is made, the holders of the preferred securities will be entitled to receive, out of the assets of MidAmerican Energy Financing after satisfaction of its liabilities, a liquidation amount of $25 for each preferred security held plus accrued and unpaid distributions.

12. Preferred Stock

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

In 1999, the Board of Directors renewed the Company's shareholder rights plan. The expiration date of the rights plan was extended to September 14, 2009. The amended plan reflects prevailing shareholder rights plan terms. The share ownership level which triggers the exercise of the rights and the flip-in and flip-over features of the rights plan has been reduced to 15% and the exercise price of the rights has been increased to $140 per right. The Teton Transaction was approved by the Board of Directors and did not trigger the dividend of a preferred share purchase right.

13. Stock Options

The Company had various stock option plans under which shares were reserved for grant as incentive or non-qualified stock options, as determined by the Board of Directors. The plans allowed options to be granted at 85% of their fair market value of the common stock at the date of grant. Generally, options were issued at 100% of fair market value of the common stock at the date of grant. Options granted under the 1996 plan became exercisable over a period of two to five years and expired if not exercised within ten years from the date of grant or, in some instances, a lesser term.

As a result of the Teton Transaction, the majority of the options were cashed out at $35.05 per share. The remaining options of 2,145,000 were reissued under the new MidAmerican Energy Holdings Company and an additional 703,329 options were issued. The options are fully vested and exercisable until the end of the term on March 14, 2008 at exercise prices ranging from $15.94 to $35.05 per share.

14. Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Debt instruments - The fair value of all debt issues listed on exchanges has been estimated based on the quoted market prices. The Company is unable to estimate a fair value for the Philippine term loans as there are no quoted market prices available.

Other financial instruments - All other financial instruments of a material nature are short-term and the fair value approximates the carrying amount.

                                                                                                    MEHC (Predecessor)
                                                                               2000                       1999
                                                                       -----------------------   -----------------------
                                                                                     Estimated                 Estimated
                                                                       Principal       Fair       Principal       Fair
                                                                        Amount         Value       Amount        Value
                                                                       ---------    ----------   ---------     ---------
                                                                                         (in thousands)
9.5% Senior Notes                                                     $       32    $       34   $       32   $       34
7.63% Senior Notes                                                       350,000       360,115      350,000      346,220
Limited Recourse Senior Secured Notes                                          -             -        4,225        4,449
$1.4 Billion Senior Notes                                              1,400,000     1,447,581    1,400,000    1,396,360
$100 Million Senior Notes                                                101,888       102,020      102,061       97,920
Revolving Credit Facilities                                               85,000        85,000            -            -
MidAmerican Funding, LLC Senior Notes and Bonds                          702,287       657,300      702,089      638,101
MidAmerican Energy Mortgage Bonds                                        340,570       345,692      450,570      445,502
MidAmerican Energy Pollution Control Bonds                               158,625       158,914      159,129      159,868
MidAmerican Energy Notes                                                 422,240       420,496      260,240      247,084
MidAmerican Energy Commercial Paper                                       81,600        81,600      204,000      204,000
MidAmerican Capital Notes                                                 46,667        46,464       70,098       71,526
HomeServices Senior Notes and Revolving Debt                              47,607        44,094       48,817       44,862
Salton Sea Bonds                                                         140,528       116,947      140,528      128,815
Northern Eurobonds                                                       299,580       357,456      324,850      379,987
CE Electric UK Funding Company Senior Notes
    and Sterling Bonds                                                   653,750       694,031      670,327      671,779
Casecnan Notes and Bonds                                                 346,439       319,056      363,085      353,789
Northern Short Term Treasury Loan                                         83,166        83,166      175,523      175,523
Cordova Funding Senior Secured Bonds                                     225,000       224,018      124,824      120,399
CE Gas Loan                                                               73,162        73,162      113,267      113,267
Company-obligated preferred securities of subsidiary trusts              880,840       769,605      450,000      353,925
Subsidiary-obligated preferred securities of subsidiary trusts           100,000        98,752      101,598       87,240
Preferred Securities of Subsidiaries                                     145,686       131,255      146,606      135,216


The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):

                                                                                            2000
                                                                ---------------------------------------------------------
                                                                 Amortized      Unrealized        Unrealized       Fair
                                                                    Cost           Gains            Losses         Value
                                                                ------------    -----------      -----------     --------
        Available-for-sale:
             Equity securities..............................      $ 83,509       $ 34,110          $(7,115)      $110,504
             Municipal bonds................................        27,758          1,071             (175)        28,654
             U. S. Government securities....................        26,284          1,163                -         27,447
             Corporate securities...........................        25,449             48           (1,025)        24,472
             Cash equivalents...............................        11,150              -                -         11,150
                                                                  --------       --------         --------       --------
                                                                  $174,150       $ 36,392         $ (8,315)      $202,227
                                                                  ========       ========         ========       ========

                                                                                     MEHC (Predecessor)
                                                                                            1999
                                                                ----------------------------------------------------------
                                                                 Amortized      Unrealized       Unrealized         Fair
                                                                    Cost           Gains           Losses           Value
                                                                -------------   -----------      -----------      --------
         Available-for-sale:
             Equity securities..............................      $122,327       $ 37,941         $(13,530)      $146,738
             Municipal bonds................................        30,913            868             (355)        31,426
             U. S. Government securities....................        14,159             78             (123)        14,114
             Corporate securities...........................        26,935              5           (1,511)        25,429
             Cash equivalents...............................         8,591              -                -          8,591
                                                                  --------       --------         --------       --------
                                                                  $202,925       $ 38,892         $(15,519)      $226,298
                                                                  ========       ========         ========       ========

15.   Accounting for Derivatives

MidAmerican Energy

MidAmerican Energy uses gas futures contracts and swap contracts to reduce the volatility in the price of natural gas purchased to meet the needs of its regu-lated customers, to hedge the impact of changing prices on margins earned from nonregulated as sales and to take trading positions at levels permitted by its risk management policy. Investments in natural gas futures contracts, which total $4.8 million and $0.6 million as of December 31, 2000 and 1999, respec-tively, are included in receivables on the consolidated balance sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in other assets on the consolidated balance sheets until the under-lying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in cost of sales. Deferred net gains/(losses) related to MidAmerican Energy's gas futures contracts are $7.6 million an $(0.4) million as of December 31, 2000 and 1999, respectively.

MidAmerican Energy uses natural gas derivative instruments for trading purposes under strict value at risk guidelines outlined by senior management. In accordance with the FASB's Emerging Issues Task Force Abstract No. 98-10 (EITF 98-10), derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. EITF 98-10 has not had a material effect on the Company's financial position, results of operations or cash flows.

MidAmerican Energy also uses electric forward contracts to hedge anticipated future sales of electricity. Realized gains or losses on electric derivative products are included in cost of sales on the consolidated statements of income. Unrecognized net losses related to MidAmerican Energy's electric derivatives total $4.7 million and zero as of December 31, 2000 and 1999, respectively.

MidAmerican Energy periodically evaluates the effectiveness of its natural gas and electricity hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. MidAmerican Energy also uses derivative instruments for trading purposes. The following derivative instruments were outstanding at December 31:

                                                                       2000                              1999
                                                             --------------------------       ----------------------------
                                                                            Weighted                           Weighted
                                                                            Average                            Average
                                              Unit of         Notional       Market            Notional         Market
                                              Measure          Volume    Value Per Unit         Volume      Value Per Unit
                                              -------         --------   --------------        --------     --------------
Hedging Instruments:
    Natural Gas Futures - Long............     MMBtu         1,630,000     $   9.46            2,700,000       $   2.34
    Natural Gas Futures - (Short) ........     MMBtu          (170,000)    $  (9.78)          (3,250,000)      $  (2.34)
    Natural Gas Swaps.....................     MMBtu        24,106,980     $   0.33           85,520,442       $  (0.02)
    Natural Gas Options - Long ...........     MMBtu         1,790,280     $   0.53                    -            -
    Electric Forwards - (Short) ..........     MWh            (139,200)     $(33.99)                   -            -
Trading instruments:
    Natural Gas Futures - NYMEX(Short)....     MMBtu           (20,000)     $(15.92)                   -            -
    Natural Gas Swaps.....................     MMBtu           (10,000)     $(26.14)                   -            -

Northern

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

As a consequence, the value of the portfolio of CFDs, which are held for risk management purposes, is directly linked to the hypothetical changes in Pool price, such that an adverse movement in Pool price would be offset by a compensating impact on the contract. For the specified volumes, therefore, the impact of pool risk is constrained at a pre-determined level, assuming:

(iii)    The CFD is not closed in advance of its agreed term.
(iv) The level of purchase occurs as expected, matching volumes covered by the CFD.

Therefore, disclosure in respect to CFDs relies on the assumption that the contracts exist in parallel to underlying actual electricity purchases. In the absence of such purses the contract would generate a loss or gain dependent on the pool prices prevailing over the periods covered by the contract terms. As of December 31, 2000, the national amount of executed CFDs was approximately $590.4 million, representing approximately 18% of the expected or committed transaction volumes through December 31, 2004. The fair value of these contracts was a liability of approximately $30.5 million discounted at 15%, based upon quoted market prices at December 31, 2000. A hypothetical decrease of 10% in the market price of electricity from the December 31, 2000 levels would further decrease the fair value of these contracts by approximately $49.5 million. However, as stated above, the value of the portfolio of CFDs, which are held for risk management purposes, is directly liked to the hypothetical changes in Pool price, such that a movement in Pool price would be offset by a compensating impact on the contract.

The following  derivative  instruments at Northern were  outstanding at December
31:

                                                                                  2000                           1999
                                                              -------------------------------  ---------------------------
                                                                                 Weighted                        Weighted
                                                                                 Average                          Average
                                                 Unit of        Notional          Market         Notional          Market
                                                 Measure         Volume       Value Per Unit      Volume      Value Per Unit
                                                 -------         ------       --------------      ------      --------------
Hedging Instruments:
  Net Contracts for Differences - Long            MWh          17,080,000        $28.96         14,981,000        $36.49


16.  Securitization of Accounts Receivable

In December 1998, Northern entered into a revolving receivable purchase agreement with Kitty Hawk Funding Corporation ("Kitty Hawk"), an unaffiliated special purpose entity established to purchase accounts receivable. In October 2000, the facility was transferred to Mont Blanc Capital Corp, administered by ING Barings, which allows Northern to sell all of its rights, title and interest in the majority of its billed electricity accounts receivable and to borrow against its unbilled electricity accounts receivable. In March 1999, Northern received $161 million in cash associated with the agreement. As of December 31, 2000, approximately $37 million was accounted for as a loan.

In 1997 MidAmerican Energy entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2000, the revolving cash balance was $70 million, and the amount outstanding under the subordinated note was $114.9 million. The agreement is structured as a true sale under which the creditors or MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the consolidated balance sheets. At December 31, 2000, $185.8 million of accounts receivable, net of reserves, was sold under the agreement.

17. Regulatory Matters

Northern

Northern is subject to price cap regulation and the Office of Gas and Electricity Markets ("Ofgem") enforces the price control formulas for the supply and distribution businesses.

The current distribution price control period expires on March 31, 2002. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI reflects the average of the twelve months' inflation rates recorded for the previous July to December period and Xd is set at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed.

Northern's current supply price control applies only to domestic and some smaller non-domestic customers in the North East of England and is due to expire on March 31, 2002. The current formula took effect on April 1, 2000. This control relates to domestic customers only and led to a further price reduction for those customers of 10.8% beginning on April 1, 2000.

MidAmerican Energy

Under a 1997 pricing plan settlement agreement resulting from an Iowa Utilities Board rate proceeding, electric prices for MidAmerican Energy's Iowa industrial and commercial customers were reduced through a retail access pilot project, negotiated individual electric contracts and a tariffed rate reduction for some non-contract commercial customers.

The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

Under the 1997 pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeds 12%, then earnings above the 12% level will be shared equally between customers and MidAmerican Energy. If the return exceeds 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level will be used for accelerated recovery of certain regulatory assets. During 2000, MidAmerican Energy credited $14.8 million to its Iowa non-contract customers related to the return calculation for 1999, which was approved by the Iowa Utilities Board, subject to additional refund. In 2000, MidAmerican Energy accrued $21.6 million for customer credits relating to 2000 operations. This Iowa electric retail revenue sharing plan remained in effect through the year 2000. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated or a change in rates is approved by the Iowa Utilities Board pursuant to a rate proceeding.

The pricing plan settlement agreement also precluded MidAmerican Energy from filing for increased rates prior to January 1, 2001 unless the return fell below 9%. Other parties signing the agreement were prohibited form filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeded 14%. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

On March 14, 2001, the Office of the Consumer Advocate of the Iowa Department of Justice filed a petition with the Iowa Utilities Board to reduce MidAmerican Energy's Iowa retail electric rates by approximately $77 million annually. This filing will be contested by MidAmerican Energy and, under Iowa law, the Iowa Utilities Board must rule on the petition within ten months from March 14, 2001. Iowa provides that the rates collected after the filing the petition are subject to refund with interest if they exceed rates finally approved by the Iowa Utilities Board.

Under an Illinois restructuring law enacted in 1997, a similar sharing mechanism is in place for MidAmerican Energy's Illinois electric operations. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2000 was 12.83%. Using the same 30-year Treasury Bond average, the computed level or return would be 14.33% for 2001 through 2004. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

18. Pension Commitments

United Kingdom Operations

Northern participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom.

The actuarial computation for December 31, 2000, 1999 and 1998 assumed interest rates of 6.0%, 6.0% and 5.5% respectively, an expected return on plan assets of 6.5%, 6.5% and 6.0%, respectively, and annual compensation increases of 3.0%, 3.0% and 3.5%, respectively, over the remaining service lives of employees covered under the plan. Amounts funded to the pension are primarily invested in equity and fixed income securities. Northern's funding policy for the plan is to contribute annually at a rate that is intended to remain a level percentage of compensation for the covered employees.

The following table details the funded status and the amount recognized in the consolidated balance sheets for Northern's plan as of December 31, 2000 and 1999 (in thousands):

                                                              MEHC (Predecessor)

                                                      2000               1999
                                                  -----------         ----------

Change in benefit obligation:
Benefit obligation at beginning of year........   $  940,600         $  926,000
Service cost...................................        8,660             10,200
Interest cost..................................       50,765             48,500
Participant contributions......................        4,927              5,700
Benefits paid..................................      (49,272)           (53,700)
FAS 88 curtailment.............................        6,570             38,300
Experience gain and change of assumptions......      (10,697)           (34,400)
                                                   ---------          ---------
Benefit obligation at end of the year..........      951,553            940,600
                                                   ---------          ---------

Change in plan assets:
Fair value of plan assets at beginning of the
  year.........................................    1,283,600          1,143,100
Actual return on plan assets...................      (73,741)           181,600
Employer contributions.........................          597              6,946
Participant contributions......................        4,927              5,654
Benefits paid..................................      (49,272)           (53,700)
                                                  ----------         ----------
Fair value of plan assets at end of the year...    1,166,111          1,283,600
                                                  ----------         ----------

Funded status..................................      214,558            343,000
Unrecognized net (loss) gain...................      (77,193)           300,100
                                                  ----------         ----------
Prepaid benefit cost...........................   $  291,751         $   42,900
                                                  ==========         ==========

As a result of the distribution price reviews in 1999, Northern implemented a review of staffing requirements primarily in its distribution business. Following discussions with the trade unions, Northern put in place a workforce reduction program. In 1999, the Company recorded a non-recurring pre-tax loss of approximately $47.7 million that included a pension curtailment of $38.3 million.

Net periodic pension cost (benefit) for Northern's plan for 2000, 1999 and 1998 included the following components (in thousands):

                                                         MEHC (Predecessor)
                                                 ------------------------------
                                March 14, 2000   January 1, 2000
                                    through         through
                               December 31, 2000  March 13, 2000  1999     1998
                               -----------------  --------------  ----     ----
Service cost - benefits
  earned during the period.......   $  6,933       $  1,727   $ 10,200 $ 12,600
Interest cost on projected
  benefit obligation.............     40,640         10,125     48,500   58,800
Expected return on plan assets...    (50,800)       (12,657)   (59,500) (68,000)
                                    --------      --------   --------  --------
Net periodic pension cost
  (benefit)......................   $ (3,227)      $  (805)   $  (800) $  3,400
                                    ========       =======    =======  ========

Domestic Operations

The Company has primarily noncontributory cash balance defined benefit pension plans covering substantially all domestic employees. Benefit obligations under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. The Company has been allowed to recover pension costs related to its employees in rates.

MidAmerican Energy currently provides certain health care and life insurance (postretirement) benefits for retired employees. Under the plans, substantially all of MidAmerican Energy's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. However, MidAmerican Energy retains the right to change these benefits anytime at its discretion. MidAmerican Energy expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in rates.

In 1999, the noncontributory cash balance defined benefit pension plans, the noncontributory, nonqualified supplemental executive retirement plan, and the postretirement plans were amended to include participants from the Company. Prior to the amendment, these plans included only employees and participants of MidAmerican Energy. This inclusion increased the benefit obligation by $14.8 million for the pension and nonqualified supplemental retirement plans and $2.8 million for the postretirement plans.

MidAmerican Energy also maintains noncontributory, nonqualified supplemental executive retirement plans for active and retired participants.

During 2000, MidAmerican Energy adopted a market-related valuation of its pension assets for purposes of calculating net periodic pension costs. This change conforms MidAmerican Energy's accounting practices for pension costs to that of the Company. Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for the Company:

                                                         MEHC (Predecessor)
                                                 -------------------------------
                                March 14, 2000   January 1, 2000    Year
                                   through           through        Ended
                              December 31, 2000 March 13, 2000 December 31, 1999
                              ----------------- -------------- -----------------
Pension Cost

Service cost..............      $  13,014       $   3,242         $   9,854
Interest cost.............         28,329           7,058            25,505
Expected return on
  plan assets.............        (38,532)         (9,600)          (37,392)
Amortization of net
  transition obligation...         (2,074)           (517)                -
Amortization of prior
  service cost............          2,310             575                 -
Amortization of prior
  year gain...............         (3,297)           (822)                -
Curtailment loss..........              -               -             4,270
                                 --------        --------          --------
  Net periodic pension
    cost (benefit)........       $   (250)       $    (64)         $  2,237
                                 ========        ========          ========

                                                        MEHC (Predecessor)
                                               ---------------------------------
                             March 14, 2000    January 1, 2000       Year
                                through            through           Ended
Postretirement Cost         December 31, 2000  March 13, 2000  December 31, 1999
                            -----------------  --------------  -----------------
Service cost..............       $  2,089         $    520         $  2,478
Interest cost.............          6,688            1,666            6,423
Expected return on
  plan assets.............         (3,947)            (984)          (3,540)
Amortization of net
  transition obligation...          3,290              820                -
Amortization of prior
  service cost............            340               85                -
Amortization of prior
  year gain...............           (699)            (174)               -
                                  -------          -------          -------
  Net periodic pension
    cost .................        $ 7,761          $ 1,933          $ 5,361
                                  =======          =======          =======

The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

Although the supplemental executive retirement plans had no plan assets as of December 31, 2000, MidAmerican Energy has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $44.7 million and $37.9 million at December 31, 2000 and 1999, respectively.

During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $4.3 million was recognized by the Company in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed by MidAmerican Energy during 1999.

The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $82.7 million and $77.5 million, respectively, as of December 31, 2000 and $68.8 million and $65.5 million, respectively, as of December 31, 1999.

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the Company plans to the net amounts recognized in the consolidated balance sheet as of December 31 (dollars in thousands):

                                                                                                        MEHC (Predecessor)
                                                                                                 -------------------------------
                                                                   2000             2000             1999            1999
                                                                 Pension        Postretirement     Pension       Postretirement
                                                                 Benefits          Benefits        Benefits         Benefits
                                                                 --------          --------        --------         --------
Reconciliation of benefit obligation:
Benefit obligation at beginning of year....................     $447,170          $107,744         $456,475        $120,188
Service cost...............................................       16,256             2,609           12,192           3,066
Interest cost..............................................       35,387             8,354           31,556           7,947
Participant contributions..................................           74             2,395              107           1,838
Plan amendments............................................         (132)                -           14,823           2,775
Actuarial (gain) loss......................................        6,007            20,589          (41,567)        (18,248)
Curtailment................................................            -                 -             (705)              -
Termination benefits.......................................            -                 -            3,471               -
Benefits paid..............................................      (32,413)           (9,869)         (29,182)         (9,822)
                                                                 -------           -------          -------         -------
    Benefit obligation at end of year......................      472,349           131,822          447,170         107,744
                                                                 -------           -------          -------         -------

Reconciliation of the fair value of plan assets:

Fair value of plan assets at beginning of year.............      605,059            72,622          524,508          63,093
Employer contributions.....................................        4,355            10,543            4,201          12,405
Participant contributions..................................           74             2,395              107           1,838
Actual return on plan assets...............................      (21,867)             (601)         105,425           5,108
Benefits paid..............................................      (32,413)           (9,869)         (29,182)         (9,822)
                                                                 -------           -------          -------         -------
    Fair value of plan assets at end of year...............      555,208            75,090          605,059          72,622
                                                                 -------           -------          -------         -------

Funded status..............................................       82,859           (56,732)         157,889         (35,122)
Unrecognized net (gain) loss...............................     (130,423)            1,326         (101,434)        (18,943)
Unrecognized prior service cost............................       24,962             4,689            9,540           2,776
Unrecognized net transition obligation (asset).............       (8,566)           49,322                -               -
                                                                --------           -------          -------         -------
    Net amount recognized in the consolidated balance.

    sheet..................................................     $(31,168)         $ (1,395)        $ 65,995        $(51,289)
                                                                ========          ========         ========        ========

                                                                                                        MEHC (Predecessor)
                                                                                                -------------------------------
                                                                   2000             2000             1999            1999
                                                                 Pension        Postretirement     Pension       Postretirement
                                                                 Benefits          Benefits        Benefits          Benefits
                                                                 --------          --------        --------          --------
Amounts recognized in the consolidated balance sheet consist of:

Prepaid benefit cost.......................................     $ 16,773          $  1,493         $108,907        $  1,042
Accrued benefit liability..................................      (77,538)           (2,888)         (65,533)        (52,331)
Intangible asset...........................................       25,510                 -           22,621               -
Accumulated other comprehensive income.....................        4,087                 -                -               -
                                                                --------          ---------        --------        --------
    Net amount recognized..................................     $(31,168)         $ (1,395)        $ 65,995        $(51,289)
                                                                ========          ========         ========        ========

                                                      Pension and Postretirement

                                                              Assumptions
                                                              -----------
                                                              MEHC (Predecessor)

                                                       2000              1999
                                                       ----              ----
Assumptions used were:
Discount rate......................................    7.00%             7.75%
Rate of increase in compensation levels............    5.00%             5.00%
Weighted average expected long-term
    rate of return on assets.......................    9.00%             9.00%

For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 6.5% in 2001 and that the rate of increase thereafter will decrease to an ultimate rate of 5.5% by the year 2004. For covered individuals age 65 and older, it is assumed health care costs will increase by 5.5% annually.

If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2000 would increase by $1.6 million, and the postretirement benefit obligation at December 31, 2000, would increase by $16.5 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2000 would decrease by $1.4 million and the postretirement benefit obligation at December 31, 2000, would decrease by $15.1 million.

19.  Commitments and Contingencies

A.   Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Company understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

The Company is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

o The Federal Energy Regulatory Commission ("FERC") has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retain customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC ordered Edison to pay QFs on a go forward basis within 15 days of the invoice and purportedly modified the calculation of Short Run Avoided Cost.

o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its under collection or revenues.

The Company can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

Edison has failed to pay approximately $76 million due to CE Generation affiliates under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Company as to when it can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

On February 21, 2001, the Imperial Valley Projects filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001, the Imperial County Superior Court granted the Imperial Valley Projects' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements, and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue its other remedies in this action in light of Edison's continuing non-payment.

The Company is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corp. project related debt to Caa2 (negative outlook) and S&P has downgraded the ratings for the project related debt to BBB- and has placed the project related debt on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets. However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of the Company to make payments on its debt obligations. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

B.  Decommissioning Costs

Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration and dry fuel storage cost, MidAmerican Energy's share of expected decommissioning costs for Cooper and Quad Cities Station, in 2000 dollars, is $277 million and $266 million, respectively. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. These costs are reflected in base rates in Iowa tariffs.

For purposes of developing a decommissioning funding plan for Cooper, Nebraska Public Power District ("NPPD") assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

As of December 31, 2000, MidAmerican Energy's share of funds set aside in internal and external accounts for decommissioning was $128.6 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy NPPD bond resolution requirements will be available for plant decommissioning costs which is to begin with a plant shutdown in September 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. MidAmerican Energy's expense for Cooper decommissioning components was $11.5 and $9.1 million, for the year ended December 31, 2000 and the period from March 12, 1999 through December 31, 1999 and is included in operating expense. Earnings from the internal account and external trust fund, which are recognized by NPPD as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

External trusts have been established for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2000, was $153.1 million and is included in other long-term accrued liabilities and a like amount is reflected in nuclear decommissioning trust fund and other marketable securities and represents the fair value of the assets held in the trusts.

MidAmerican Energy's provision for depreciation included costs for Quad Cities Station nuclear decommissioning of $8.3 million for year ended December 31, 2000 and $8.2 million for the period from March 12, 1999 through December 31, 1999. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.5% and the assumed annual return on funds in the trust is 6.9%. Earnings, net of investment fees, on the assets in the trust fund were $1.9 million for the year ended December 31, 2000 and $1.6 million for the period from March 12, 1999 through December 31, 1999.

C.  Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by the NPPD (the owner and operator of Cooper) and Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

The NPPD and Exelon Generation each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and the NPPD separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and the NPPD are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $8.5 million.

The master nuclear worker liability coverage, which is purchased by the NPPD and Exelon Generation for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

20.  Segment Information:

The Company has identified five reportable business segments principally based on management structure: CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), MidAmerican (domestic utility operations), Northern (foreign utility operations) and HomeServices (real estate operations). Information related to the Company's reportable operating segments are shown below (in thousands).

                                                                                      MEHC (Predecessor)
                                                                   -----------------------------------------------------
                                       March 14, 2000              January 1, 2000
                                          through                      through                Year Ended December 31,
                                                                                            ----------------------------
                                       December 31, 2000          March 13, 2000            1999                   1998
                                       -----------------          --------------            ----                   ----
Revenue: (1)
CalEnergy Generation-Domestic........    $     40,031             $     4,520           $    105,869         $    583,311
CalEnergy Generation-Foreign.........         156,504                  42,726                210,571              223,650
MidAmerican..........................       1,930,122                 447,583              1,469,348                    -
Northern.............................       1,517,539                 499,017              2,098,976            1,842,930
HomeServices.........................         405,805                  66,880                357,728                    -
                                         ------------             -----------            -----------         ------------
Segment Revenue......................       4,050,001               1,060,726              4,242,492            2,649,891
Corporate............................          (9,403)                  1,830                 29,420               32,820
                                         ------------             -----------           ------------         ------------
                                         $  4,040,598             $ 1,062,556           $  4,271,912         $  2,682,711
                                         ============             ===========           ============         ============
Depreciation and Amortization

CalEnergy Generation-Domestic........    $      2,183             $       250           $     14,478         $    122,111
CalEnergy Generation-Foreign.........          52,685                  13,514                 66,063               65,729
MidAmerican..........................         184,955                  45,184                182,638                    -
Northern.............................         108,637                  31,964                137,963              130,404
HomeServices.com.....................           8,695                   2,891                  7,772                    -
                                         ------------             -----------           ------------         ------------
Segment Depreciation.................         357,155                  93,803                408,914              318,244
Corporate/other......................          26,196                   3,475                 18,776               15,178
                                         ------------             -----------           ------------         ------------
                                         $    383,351             $    97,278           $   427,690          $    333,422
                                         ============             ===========           ===========          ============

                                                                                        MEHC (Predecessor)
                                                                   ------------------------------------------------------
                                       March 14, 2000              January 1, 2000
                                           through                     through                 Year Ended December 31,
                                                                                              -------------------------
                                     December 31, 2000              March 13, 2000            1999                 1998
                                     -----------------              --------------            ----                 ----
Interest Expense net

CalEnergy Generation-Domestic........    $      1,829             $       793           $     17,851          $    80,721
CalEnergy Generation-Foreign.........          34,458                   9,713                 58,322               71,270
MidAmerican..........................          94,425                  24,579                100,046                    -
Northern.............................          74,335                  21,189                 96,759               83,985
HomeServices.com.....................           2,328                     785                  3,228                    -
                                         ------------             -----------           ------------          -----------
Segment Interest Expense, net........         207,375                  57,059                276,206              235,976
Corporate/other......................         104,029                  28,755                149,967              111,316
                                         ------------             -----------           ------------          -----------
                                         $    311,404             $    85,814           $    426,173          $   347,292
                                         ============             ===========           ============          ===========

Income before provisions for income taxes: (1)
CalEnergy Generation-Domestic........    $     30,697             $     2,877           $     49,095           $  232,303
CalEnergy Generation-Foreign.........          49,787                  15,976                 68,105               72,693
MidAmerican..........................         181,797                  63,315                151,555                    -
Northern.............................          83,108                  58,673                152,126               88,787
HomeServices.........................          31,015                  (4,929)                16,613                    -
                                         ------------             -----------            -----------            ---------
Segment income.......................         376,404                 135,912                437,494              393,783
Corporate............................        (157,200)                (37,137)              (164,720)            (121,730)
                                         ------------             ------------           -----------            ----------
                                         $    219,204             $    98,775            $   272,774           $  272,053
                                         ============             ===========            ===========           ==========
Capital expenditures:

CalEnergy Generation-Domestic........    $    151,289             $    53,011            $   145,255          $   105,458
CalEnergy Generation-Foreign.........          87,781                  22,263                 95,552              204,301
MidAmerican..........................         194,045                  23,977                194,216                    -
Northern (2).........................         109,174                  15,701                202,073              184,631
HomeServices.........................           6,996                   2,052                  9,143                    -
                                         ------------             -----------            -----------          -----------
Segment capital expenditures.........         549,285                 117,004                646,239              494,390
Corporate............................           2,812                      28                    120                  537
                                         ------------             -----------            -----------          -----------
                                         $    552,097             $   117,032            $   646,359          $   494,927
                                         ============             ===========            ===========          ===========

(1) Before non-recurring items.
(2) Capital expenditures at the foreign utility exclude the effect of exchange rate changes.

                                                                        MEHC
                                                                   (Predecessor)
                                                          As of December 31,
                                                          ------------------
                                                        2000            1999
                                                    -------------    -----------
Identifiable assets:

CalEnergy Generation-Domestic...........          $   968,444       $  858,812
CalEnergy Generation-Foreign............            1,188,445        1,270,516
MidAmerican.............................            5,392,273        5,072,788
Northern................................            2,929,665        2,972,705
HomeServices............................              163,101          162,714
                                                  -----------      -----------
Segment identifiable assets.............           10,641,928       10,337,535
Corporate...............................            1,038,723          428,817
                                                  -----------      -----------
                                                  $11,680,651      $10,766,352
                                                  ============     ===========

Long-lived assets:

CalEnergy Generation-Domestic...........          $  731,276       $   595,607
CalEnergy Generation-Foreign............             960,835           956,433
MidAmerican.............................           4,079,250         3,995,763
Northern................................           2,127,175         2,438,877
HomeServices............................             125,894           128,024
                                                  ----------        ----------
Segment long-lived assets...............           8,024,430         8,114,704
Corporate...............................             997,367            61,302
                                                  ----------        ----------
                                                  $9,021,797        $8,176,006
                                                  ==========        ==========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, intersegment eliminations, unallocated goodwill, and fair value adjustments relating to acquisitions and related amortization.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of December 31, 2000 for the Company and as of December 31, 1999 for MEHC (Predecessor), and the related consolidated statements of operations, stockholders' equity, and cash flows for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) and for the period March 14, 2000 to December 31, 2000 for the Company, and for the years ended December 31, 1999 and 1998 for MEHC (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and MEHC (Predecessor) as of December 31, 1999, and the results of their operations and their cash flows for the above stated periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Des Moines, Iowa
January 18, 2001
(March 27, 2001 as to Notes 17 and 19.A.)

MidAmerican Energy Holdings Company                                 Schedule I
Parent Company Only
Condensed Balance Sheets

As of December 31, 2000 and 1999
(In thousands)

                                                       2000              1999
                                                   -----------        ----------
ASSETS
Current Assets:

   Cash and cash equivalents................       $    8,223       $   240,938
                                                   -----------      -----------
     Total current assets...................            8,223           240,938

Investments in and advances to subsidiaries
   and joint ventures.......................        3,087,166         3,138,484
Equipment, net..............................           17,228            16,728
Excess of cost over fair value of net
   assets acquired, net.....................        1,216,550                 -
Deferred charges and other assets...........          166,287           158,887
                                                   ----------       -----------

Total assets................................       $4,495,454        $3,555,037
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts payable and other accrued
     liabilities............................       $   54,073        $   82,055
   Short term debt..........................           85,000                 -
                                                   ----------        ----------
     Total current liabilities..............          139,073            82,055

Non-current liabilities.....................            6,435             6,435
Notes payable - affiliate...................          122,177           136,755
Parent company debt.........................        1,829,971         1,856,318
                                                   ----------        ----------

   Total liabilities........................        2,097,656         2,081,563
                                                   ----------        ----------

Deferred income.............................           34,874            28,886
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts...................................          786,523           450,000

Stockholders' Equity:
Zero coupon convertible preferred stock -
   authorized 50,000 shares, no par value,
   34,563 shares outstanding at
   December 31, 2000........................                -                 -
Common stock -authorized 60,000 and 180,000
   shares, no par value;  9,281 and 82,980
   shares issued, 9,281 and 59,944 shares
   outstanding, at December 31, 2000 and
   1999, respectively........................               -                 -
Additional paid in capital...................       1,553,073         1,249,079
Retained earnings............................          81,257           507,726
Accumulated other comprehensive loss, net....         (57,929)          (12,029)
Treasury stock - 23,036 common shares at
   December 31, 1999 at cost.................               -          (750,188)
                                                   ----------       -----------
Total stockholders' equity...................       1,576,401           994,588
                                                   ----------       -----------

Total Liabilities and Stockholders' Equity...      $4,495,454        $3,555,037
                                                   ==========        ==========

The notes to the consolidated MEHC financial statements are an integral part of these financial statements.

MidAmerican Energy Holdings Company                                   Schedule I
Parent Company Only (continued)
Condensed Statements of Operations

For the three years ended December 31, 2000
(In thousands)

                                                  2000        1999       1998
                                                  ----        ----       ----
Revenue:

Equity in undistributed earnings of
    subsidiary companies and joint ventures.. $390,194 $166,428 $205,049 Cash dividends and distributions from
    subsidiary companies and joint ventures..     96,342     345,430    179,782
Interest and other income....................     13,818      34,002     44,686
                                                --------    --------   --------

   Total revenues............................    500,354     545,860    429,517
                                                --------    --------   --------

Expenses:

General and administration...................     45,089      39,174     28,584
Depreciation and amortization................     25,716       1,088      1,943
Interest, net of capitalized interest........    141,891     163,589    132,250
                                                --------    --------   --------

   Total expenses............................    212,696     203,851    162,777
                                                ---------   --------   --------

Income before provision for income taxes.....    287,658     342,009    266,740
Provision for income taxes...................     84,285      93,475     93,265
                                                --------    --------   --------

Income before minority interest..............    203,373     248,534    173,475
Minority interest............................     70,804      31,863     35,963
                                                --------    --------   --------

Income before extraordinary items and cumulative
   effect of change in accounting principle..    132,569     216,671    137,512
Extraordinary items, net of tax..............                (49,441)    (7,146)
Cumulative effect of change in accounting
   principle, net of tax.....................          -           -     (3,363)
                                                --------    --------   --------
Net income available to common stockholders..   $132,569    $167,230   $127,003
                                                ========    ========   ========



The notes to the consolidated MEHC financial statements are an integral part of these financial statements.

MidAmerican Energy Holdings Company                                   Schedule I
Parent Company Only (continued)
Condensed Statements of Cash Flows

For the three years ended December 31, 2000
(In thousands)

                                              2000         1999        1998
                                           ----------   ----------  ----------

Cash flows from operating activities..     $ (299,862)  $ (261,276) $ (219,705)
                                           ----------   ----------  ----------

Cash flows from investing activities:
Decrease (increase) in advances to
   and investments in subsidiaries
   and joint ventures.................        143,052      (53,215)   (103,494)
Acquisition of MEHC (Predecessor).....     (2,048,266)           -           -
Other.................................         28,458       (4,390)    (24,328)
                                           ----------    ---------    --------
Cash flows from investing activities..     (1,876,756)     (57,605)   (127,822)
                                           ----------    ---------    --------

Cash flows from financing activities:

Proceeds from issuance of common and
   preferred stock.....................     1,428,024            -           -
Proceeds from issuance of parent
   company debt........................             -            -   1,502,243
Proceeds from issuance of trust
   preferred securities................       454,772            -           -
Repayments of parent company debt......             -     (853,420)   (167,285)
Net proceeds from revolver.............        85,000            -           -
Purchase of treasury stock.............             -     (104,847)   (724,791)
Other..................................       (23,893)      (4,208)    (20,823)
                                            ---------    ---------   ----------

Cash flows from financing activities...     1,943,903     (962,475)    589,344
                                           ----------   ----------   ---------

Net increase (decrease) in cash and
   cash equivalents....................      (232,715)   (1,281,356)   241,817

Cash and cash equivalents at beginning
   of period...........................       240,938     1,522,294  1,280,477
                                           ------------  ---------- ----------

Cash and cash equivalents at end of
   period..............................     $   8,223    $  240,938 $1,522,294
                                            =========    ========== ==========

Supplemental disclosures:
Interest paid (net of amount
   capitalized)........................     $ 144,147    $  180,274  $ 104,350
                                            =========    ==========  =========

Income taxes paid......................     $  94,405    $  130,875  $  53,609
                                            =========    ==========  =========

The notes to the consolidated MEHC financial statements are an integral part of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 30th day of March, 2001.

MIDAMERICAN ENERGY HOLDINGS COMPANY


           /s/ David L. Sokol
-------------------------------------
David L. Sokol
Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                      Date
          ---------                                      ----

/s/  David L. Sokol*                                    March 30, 2001
-------------------
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/  Gregory E. Abel*                                   March 30, 2001
--------------------
Gregory E. Abel
President, Chief Operating Officer and Director


/s/  Patrick J. Goodman*                                March 30, 2001
-----------------------
Patrick J. Goodman
Senior Vice President and
Chief Financial Officer


/s/  Edgar D. Aronson*                                  March 30, 2001
---------------------
Edgar D. Aronson
Director


/s/  Stanley J. Bright *                                March 30, 2001
----------------------
Stanley J. Bright
Director


/s/  Walter Scott, Jr.*                                 March 30, 2001
----------------------
Walter Scott, Jr.
Director


/s/  Marc D. Hamburg *                                  March 30, 2001
---------------------
Marc D. Hamburg
Director

/s/  Warren Buffett*                                    March 30, 2001
-------------------
Warren Buffett
Director


/s/  John Boyer*                                        March 30, 2001
---------------
John Boyer
Director


/s/  W. David Scott*                                    March 30, 2001
-------------------
W. David Scott
Director


*By:/s/  Steven A. McArthur                             March 30, 2001
---------------------------
Steven A. McArthur
Attorney-in-Fact

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

10.12 Pledge Agreement among CE Philippines Ltd., Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. dated as of April 8, 1994 (incorporated by reference to Exhibit 10.98 to the Company's 1994 Form 10-K).

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

10.35 Agreement and Plan of Merger dated as of August 11, 1998 by and among CalEnergy Company, Inc., Maverick Reincorporation Sub, Inc., Mid-American Energy Holdings Company and MAVH Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated August 11
         1998).

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

10.47 Resignation and Appointment of successor Individual Trustee. (incorpor-ated by reference to Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

10.48 Twenty-Eighth Supplemental Indenture dated as of May 15, 1992. (incor-porated by reference to Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

10.49 Twenty-Ninth Supplemental Indenture dated as of March 15, 1993. (incor-porated by reference to Exhibit 4.32.A to Iowa-Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

10.50 Thirtieth Supplemental Indenture dated as of October 1, 1993. (incor-porated by reference to Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

10.51 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (incor-porated by reference to Exhibit 4.15 to MidAmerican Energy Company's ("MidAmerican Energy") Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.52 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (incorporated by reference to Exhibit 4.16 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.53 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (incorporated by reference to
         Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Regis-tration No. 2-27681).

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

10.58 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996. (incorporated by reference to Exhibit 10.1 to Mid-American Energy's Annual Reports on the combined Form 10-K for the year ended December 31, 1996, Commission File Nos. 1-12459 and 1-11505 respectively.)

10.59 MidAmerican Energy Holdings Company Executive Voluntary Deferred Com-pensation Plan.

10.60 MidAmerican Energy Company Supplemental Retirement Plan for Designated Officers. (incorporated by reference to Exhibit 10.3 to MidAmerican Energy's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.61    MidAmerican  Energy  Company  Restated  Executive Deferred Compensation
         Plan.

10.62    MidAmerican Energy Holdings Company Restated Deferred Compensation Plan
         - Board of Directors.

10.63 MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan - Board of Directors.

10.66 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Mid-west Energy Company Supplemental Retirement Plan). (incorporated by reference to Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.72 Supplement Retirement Plan for Principal Officers, as amended as of July 1, 1993. (incorporated by reference to Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31 1993, Commission File No. 1-3573.)

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

10.75 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (incorporated by reference to Exhibit 10.24 to Midwest Resources Annual Report on Form 10-K for the year ended December 31, 1994, Com-mission File No. 1-10654.)

10.78 Amendment No. 5 dated September 2, 1997, to the Power Sales contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (incorporated by reference to Exhibit 10. to MidAmerican Energy's Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

21.0     Subsidiaries of Registrant.

23.0     Consent of Independent Auditors

24.0     Power of Attorney.