Form 10-Q
period 2001-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2001-05-15
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from ____________ to___________.



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

                       Yes    X           No ____


All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of May 14, 2001, 9,281,087 shares of common stock were outstanding.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information


                                                                        Page No.
ITEM 1.       Financial Statements

              Independent Accountants' Report..............................   1

              Consolidated Balance Sheets..................................   2

              Consolidated Statements of Operations........................   3

              Consolidated Statements of Cash Flows........................   4

              Notes to Consolidated Financial Statements...................   5

ITEM 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............  12

Part II:  Other Information

ITEM 1.       Legal Proceedings............................................  25
ITEM 2.       Changes in Securities and Use of Proceeds....................  26
ITEM 3.       Defaults on Senior Securities................................  26
ITEM 4.       Submission of Matters to a Vote of Security Holders..........  26
ITEM 5.       Other Information............................................  26
ITEM 6.       Exhibits and Reports on Form 8-K.............................  26

Signatures    .............................................................  27

Exhibit Index .............................................................  28

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 2001 and for the period March 14, 2000 to March 31, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) and for the period March 14, 2000 to December 31, 2000 for the Company (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Notes 17 and 19.A.), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 18, 2001

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                               As of
                                                                               ------------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ----------------    ----------------
                                                                                 (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents...............................................     $   159,970         $    38,152
   Restricted cash and short-term investments..............................          19,537              42,129
    Marketable securities..................................................          54,043               5,419
   Accounts receivable.....................................................         802,638             903,469
    Inventory..............................................................          38,139              81,943
   Other current assets....................................................          83,792              91,365
                                                                                -----------         -----------
     Total Current Assets..................................................       1,158,119           1,162,477

Property, plant, contracts and equipment, net..............................       5,289,098           5,348,647
Excess of cost over fair value of net assets acquired, net.................       3,621,181           3,673,150
Regulatory assets..........................................................         231,051             240,934
Long-term restricted cash and investments..................................          47,374              48,747
Nuclear decommissioning trust fund and other marketable securities.........         155,293             202,227
Equity investments.........................................................         244,697             246,466
Deferred charges, other investments and other assets.......................         757,885             758,003
                                                                                -----------         -----------
Total Assets...............................................................     $11,504,698         $11,680,651
                                                                                -----------         -----------
                                                                                -----------         -----------
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable........................................................     $   547,405         $   656,356
    Accrued interest.......................................................         120,037             107,726
    Accrued taxes..........................................................         129,709             125,645
   Other accrued liabilities...............................................         235,187             250,975
    Short-term debt........................................................         298,963             251,656
   Current portion of long-term debt.......................................         227,520             438,978
                                                                                -----------         -----------
     Total Current Liabilities.............................................       1,558,821           1,831,336

Other long-term accrued liabilities........................................         936,351             976,030
Parent company debt........................................................       1,831,118           1,829,971
Subsidiary and project debt................................................       3,557,009           3,398,696
Deferred income taxes......................................................         941,344             945,028
                                                                                -----------         -----------
   Total Liabilities.......................................................       8,824,643           8,981,061

Deferred income............................................................          81,968              79,489
Minority interest..........................................................          11,035              11,491
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts.........................................         787,036             786,523
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts...............................         100,000             100,000
Preferred securities of subsidiary.........................................         145,385             145,686

Commitments and contingencies (Note 8)

Shareholders' Equity:
Zero coupon convertible preferred stock - authorized 50,000 shares,
   no par value, 34,563 shares outstanding.................................                -                  -
Common stock - authorized 60,000 shares, no par value;
   9,281 shares issued and outstanding.....................................                -                  -
Additional paid in capital.................................................        1,553,073          1,553,073
Retained earnings..........................................................          124,568             81,257
Accumulated other comprehensive loss, net..................................         (123,010)           (57,929)
                                                                                ------------      -------------
   Total Shareholders' Equity..............................................        1,554,631          1,576,401
                                                                                ------------      -------------
Total Liabilities and Shareholders' Equity.................................     $  11,504,698     $  11,680,651
                                                                                -------------     -------------
                                                                                -------------     -------------

The accompanying notes are an integral part of these financial statements.

                        MIDAMERICAN ENERGY HOLDINGS COMPANY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands)
                                    (Unaudited)

                                                                                                              MEHC
                                                                                                          (Predecessor)
                                                         Three Months             March 14, 2000         January 1, 2000
                                                            Ended                    Through                 Through
                                                        March 31, 2001            March 31, 2000          March 13, 2000
                                                        --------------            --------------          --------------
Revenues:
   Operating revenue............................         $  1,595,205            $    215,475             $  1,049,523
   Interest and other income....................               17,685                   1,841                   13,033
                                                         ------------            ------------             ------------
   Total revenues...............................            1,612,890                 217,316                1,062,556

Costs and expenses:
   Cost of sales................................            1,030,009                 110,547                  561,386
   Operating expense............................              266,503                  54,050                  219,303
   Depreciation and amortization................              116,216                  22,310                   97,278
   Interest expense.............................              121,678                  23,298                  101,330
   Less interest capitalized....................              (28,487)                 (3,646)                 (15,516)
   Loss on non-recurring item...................                    -                       -                    7,605
                                                         ------------            ------------             ------------
Total costs and expenses........................            1,505,919                 206,559                  971,386
                                                         ------------            ------------             ------------
Income before provision for income taxes........              106,971                  10,757                   91,170

Provision for income taxes......................               34,345                   2,301                   31,008
                                                         ------------            ------------             ------------
Income before minority interest.................               72,626                   8,456                   60,162

Minority interest...............................               24,711                   5,020                    8,850
                                                         ------------            ------------             ------------
Income before cumulative effect of change in
accounting principle............................               47,915                   3,436                   51,312

Cumulative effect of change in accounting
principle, net of tax...........................               (4,604)                      -                        -
                                                         ------------            ------------             ------------
Net income available to common
   shareholders.................................         $     43,311            $      3,436             $     51,312
                                                         ------------            ------------             ------------
                                                         ------------            ------------             ------------

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                                  MEHC (Predecessor)
                                                                              Three             March 14, 2000       January 1, 2000
                                                                              Months                Through              Through
                                                                              Ended                March 31,            March 13,
                                                                          March 31, 2001             2000                  2000
                                                                          --------------        --------------       ---------------

Cash flows from operating activities:
Net income...........................................................      $     43,311         $     3,436          $     51,312
Adjustments to reconcile to net cash flows from
   operating activities:
Cumulative effect of change in accounting principle, net of tax......             4,604                   -                     -
Depreciation and amortization........................................            91,375              17,338                83,097
Amortization of excess of cost over fair value of
   net assets acquired...............................................            24,954               4,972                14,181
Amortization of deferred financing costs and other costs.............             6,035                 864                 4,075
Provision for deferred income taxes..................................             6,221              (3,309)                7,735
Undistributed earnings on equity investments.........................            (7,107)                228                (3,459)
Changes in other items:
   Accounts receivable and other current assets......................           111,668              61,289                   440
   Accounts payable, accrued liabilities, deferred income
   and other.........................................................           (98,463)           (107,349)               13,702
                                                                           ------------          ----------          ------------
Net cash flows from operating activities.............................           182,598             (22,531)              171,083

Cash flows from investing activities:
Purchase of MEHC (Predecessor) net of cash acquired..................                 -          (2,048,266)                    -
Purchase of marketable securities....................................                 -              (1,580)               (8,251)
Proceeds from sale of marketable securities..........................                 -               2,625                12,562
Capital expenditures relating to operating projects..................           (65,123)            (11,465)              (44,355)
Construction and other development costs.............................           (22,992)            (14,182)              (56,450)
Philippine-construction in progress..................................           (17,491)             (3,911)              (22,736)
Change in restricted investments.....................................             1,373             (20,486)               48,788
Change in other assets...............................................            (7,726)              4,033                15,568
                                                                            -----------          ----------           -----------
Net cash flows from investing activities.............................          (111,959)         (2,093,232)              (54,874)

Cash flows from financing activities:
Proceeds from issuances of common and preferred stock................                 -           1,428,024                     -
Proceeds from issuance of trust preferred securities.................                 -             454,772                     -
Net repayment of short-term subsidiary and project debt..............            (5,067)            (27,754)              (36,398)
Net proceeds from parent company debt................................            65,000              10,000                     -
Repayment of subsidiary and project debt.............................          (228,210)            (50,336)              (85,455)
Proceeds from subsidiary and project debt............................           200,000              29,300                     -
Change in restricted investments-debt service........................            22,592               9,005                (6,033)
Other................................................................            (2,170)               (420)                 (615)
                                                                            -----------          ----------           -----------
Net cash flows from financing activities.............................            52,145           1,852,591              (128,501)

Effect of exchange rate changes on cash..............................              (966)                  -                  (424)
                                                                            -----------          ----------           -----------
Net increase (decrease) in cash and cash equivalents.................           121,818            (263,172)              (12,716)
Cash and cash equivalents at beginning of period.....................            38,152             303,611               316,327
                                                                            -----------          ----------           -----------
Cash and cash equivalents at end of period...........................       $   159,970          $   40,439           $   303,611
                                                                            -----------          ----------           -----------
                                                                            -----------          ----------           -----------
Interest paid, net of amount capitalized.............................       $    93,387          $   67,441           $    35,057
                                                                            -----------          ----------           -----------
                                                                            -----------          ----------           -----------
Income taxes paid....................................................       $    15,802          $   47,768           $         -
                                                                            -----------          ----------           -----------
                                                                            -----------          ----------           -----------

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (collectively referred to as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and for the period March 14, 2000 to March 31, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) and the related consolidated statements of cash flows for the three months ended March 31, 2001 and for the period March 14, 2000 to March 31, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor). The results of operations for the three months ended March 31, 2001, and the period March 14, 2000 to March 31, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in the 2000 financial statements and supporting note disclosures have been reclassified to conform to the 2001 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Reference is made to the Company's most recently issued annual report on Form 10K that included information necessary or useful to the understanding of the Company's business and financial statement presentations.

2.   Property, Plant, Contracts and Equipment

Property, plant, contracts and equipment comprise the following (in thousands):

                                                        March 31,   December 31,
                                                          2001         2000
                                                        ---------   ------------

Operating assets:
Utility generation and distribution system...........  $6,234,250    $6,266,391
Independent power plants.............................      47,426        47,916
Power sales agreement................................      80,335        82,231
Other assets.........................................     390,981       387,709
                                                       ----------    ----------
Total operating assets...............................   7,494,047     7,524,878

Less accumulated depreciation and amortization.......  (3,394,143)   (3,332,098)
                                                       ----------    ----------
Net operating assets.................................   4,099,904     4,192,780

Mineral and gas reserves and exploration assets, net.     378,155       378,494

Construction in process:
   Casecnan..........................................     404,765       387,274
   Zinc recovery project.............................     169,261       165,585
   Cordova...........................................     237,013       224,514
                                                       ----------    ----------
Total................................................  $5,289,098    $5,348,647
                                                       ----------    ----------
                                                       ----------    ----------

3.   Equity Investments

CE Generation, the Company's 50% owned subsidiary, has interests in ten operating geothermal plants in Imperial Valley, California and three operating natural gas-fired cogeneration plants in New York, Texas and Arizona. The following is summarized financial information for CE Generation as of and for the three months ended March 31 (in thousands):
                                                2001                      2000

Revenues                                      $149,687                  $94,470
Income before cumulative effect of
  change in accounting principle                20,174                    1,966
Net income                                       4,788                    1,966

4.   Accounting Policy Change

Effective January 1, 2001, the Company has changed its accounting policy regarding major maintenance and repairs for nonregulated gas projects, nonregulated plant overhaul costs and geothermal well rework costs to the direct expense method from the former policy of monthly accruals based on long-term scheduled maintenance plans for the gas projects and deferral and amortization of plant overhaul costs and geothermal well rework costs over the estimated useful lives. The cumulative effect of the change in accounting principle was $4.6 million, net of taxes of $.7 million.

5.   Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, the Company recognized $55.6 million and $53.3 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS 133/138, all of which are accounted for as hedges. Additionally, on January 1, 2001, the Company's portfolio of preferred stock investments was transferred from the available for sale category to the trading category, as permitted by SFAS 133. Initial adoption of SFAS 133/138 did not have a material impact on the results of operations for the Company.

The Financial Accounting Standards Board ("FASB") recently approved guidance that, in general, option contracts and forward contracts with optionality features cannot qualify for the normal purchases and normal sales exception under SFAS 133/138 as amended. The impact of this guidance, which is required to be adopted by July 1, 2001, is currently being evaluated by the Company.

The FASB also issued tentative guidance on two issues with significant impacts on the electric industry. Such tentative guidance states that energy capacity contracts that include certain characteristics of purchased and written options cannot qualify as normal purchases and sales. Also, derivative contracts which do not result in physical delivery of power because of transmission scheduling, referred to as bookouts, cannot meet the normal purchases and normal sales exception.

While the Company believes that the majority of its capacity contracts qualify as normal purchases and sales and the bookouts result in simultaneous delivery, passage of title, and settlement on a gross basis, the ultimate resolution of the electric industry issues discussed above could have a material effect on reported earnings. Whether the impact of the tentative guidance will be favorable or adverse will depend on the market prices compared to the contractual prices at the time of valuation and the ultimate resolution of these issues.

6.   Comprehensive Income (Loss)

Comprehensive loss for the three months ended March 31, 2001, was $21.8 million which includes the transition loss of $3.3 million related to the initial adoption of SFAS 133. Comprehensive income for the period March 14, 2000 to March 31, 2000 does not differ significantly from net income from the same period. Comprehensive income of MEHC (Predecessor) for the period January 1, 2000 to March 13, 2000, was $40.2 million. Comprehensive income differs from net income due primarily to foreign currency translation adjustments, unrealized gains and losses from marketable securities, and fair value adjustment of cash flow hedges.

7.   Accounting for Derivatives

MidAmerican Energy

MidAmerican Energy uses a variety of derivative financial instruments to hedge the effect of price changes on cash flows from expected future physical transactions (cash flow hedges) and the fair value of physical purchase and sale commitments (fair value hedges) and to minimize price volatility for regulated gas purchases. The objective of MidAmerican Energy's hedging program is to minimize the impact of changing prices for natural gas and electricity on its cash flows. Instruments used for gas hedging transactions include futures contracts, swaps and options. Instruments used for electric hedging transactions include forward contracts and options. Small volumes of derivative financial instruments are traded from time to time to profit from price arbitrage opportunities.

Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in operating revenues or cost of sales, depending upon the nature of the physical transaction being hedged.

For the three months ended March 31, 2001, the net income statement impact realized from the ineffectiveness of cash flow hedges was immaterial. During the twelve months beginning April 1, 2001, it is anticipated that all of net unrealized gains (losses) on cash flow hedges presently recorded as accumulated other comprehensive income will be reclassified into earnings.

Unrealized gains and losses on fair value hedges are recognized in income as either operating revenues or cost of sales, depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For the three months ended March 31, 2001, the net income statement impact realized from the ineffectiveness of fair value hedges was immaterial.

Unrealized gains and losses on derivatives held for trading purposes are recognized in income each reporting period as operating revenues.

As of March 31, 2001, the following instruments were held as hedges:

                                     Notional      Unit of        Fair Value
                                      Amount       Measure     Asset (Liability)

Natural Gas Futures - Net Short       240,000       MMBtu         $2,457,000
Natural Gas Swaps                     896,000       MMBtu            528,000
Electricity Forward
   Contracts - Net Short              121,000        MWh            (926,000)

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

Therefore, disclosure in respect to CFDs relies on the assumption that the contracts exist in parallel to underlying actual electricity purchases. In the absence of such purchases the contract would generate a loss or gain dependent on the pool prices prevailing over the periods covered by the contract terms. As of March 31, 2001, the notional amount of executed CFDs was approximately $461.8 million, representing a portion of the expected or committed transaction volumes through March 31, 2004.

For the three months ended, March 31, 2001, the net income statement impact realized from the ineffectiveness of cash flow hedges was immaterial.

Northern had the following financial derivative instruments for its electric operations as of March 31, 2001:

Electricity Contracts for Differences:
         Net Contract Volumes - Long                          13,657,000 MWh
         Unrealized Loss                                     $62,653,000

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

Due to the recent developments regarding NETA and the proposed guidance on various implementation issues related to SFAS 133/138, the Company has not yet determined the ultimate resolution of those issues and the impact on its financial statements.

8.   Commitments and Contingencies

Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Company understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

Edison has failed to pay approximately $119 million due to CE Generation affiliates under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Company as to when it can expect to receive these payments.

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

On March 22, 2001, the Superior Court granted the Imperial Valley Projects' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements, and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue its other remedies in this action in light of Edison's continuing non-payment.

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

The Company is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corp. project related debt to Caa2 (negative outlook) and S&P has downgraded the ratings for the project related debt to BBB- and has placed the project related debt on "credit watch negative". Moody's has downgraded the ratings of the CE Generation securities to B1 from Baa3 (review for possible downgrade). However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of the Company to make payments on its debt obligations. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, CE Generation has established an allowance for doubtful accounts of approximately $44 million at March 31, 2001.

9.   Segment Information

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

                                                                      MEHC
                                                                  (Predecessor)
                                  Three Months      March 14,       January 1,
                                     Ended        2000 Through     2000 Through
                                 March 31, 2001  March 31, 2000   March 13, 2000
                                 --------------  --------------   --------------
Revenue:
CalEnergy Generation -
Domestic......................    $    8,175      $      (11)      $     4,520
CalEnergy Generation -
Foreign........................       52,712          10,060            42,726
MidAmerican....................      897,077          86,696           447,583
Northern.......................      556,817          99,884           499,017
HomeServices...................      100,041          21,019            66,880
                                  ----------      ----------       -----------
Segment revenue................    1,614,822         217,648         1,060,726
Corporate......................       (1,932)           (332)            1,830
                                  ----------      ----------       -----------
                                  $1,612,890      $  217,316        $1,062,556
                                  ----------      ----------       -----------
                                  ----------      ----------       -----------
Income before provision for income taxes(1)
CalEnergy Generation -
Domestic......................    $    4,374      $     (375)       $    2,877
CalEnergy Generation -
Foreign........................       22,859           4,186            15,976
MidAmerican....................       77,178           8,228            63,315
Northern.......................       72,182           9,613            58,673
HomeServices...................       (3,269)            507            (4,929)
                                  ----------      ----------       -----------
Segment income.................      173,324          22,159           135,912
Corporate......................      (66,353)        (11,402)          (37,137)
                                  ----------      ----------       -----------
                                  $  106,971       $  10,757        $   98,775
                                  ----------      ----------       -----------
                                  ----------      ----------       -----------
(1)  Before non-recurring items.

                                                March 31,           December 31,
                                                  2001                  2000
                                               -----------          ------------

Identifiable assets:
CalEnergy Generation - Domestic..........   $    994,056         $     968,444
CalEnergy Generation - Foreign...........      1,147,652             1,188,445
MidAmerican..............................      5,189,706             5,392,273
Northern.................................      2,844,568             2,929,665
HomeServices.............................        177,390               163,101
                                            ------------         -------------
Segment identifiable assets..............     10,353,372            10,641,928
Corporate................................      1,151,326             1,038,723
                                            ------------         -------------
                                            $ 11,504,698         $  11,680,651
                                            ------------         -------------
                                            ------------         -------------

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

Teton Transaction

On March 14, 2000, the Company and entities representing an investor group com-prised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, David L. Sokol, Chairman and Chief Executive Officer of the Company, and Gregory
E. Abel, Chief Operating Officer of the Company closed on a definitive agreement and plan of merger whereby the investor group acquired all of the outstanding common stock of the Company (the "Teton Transaction"). As a result of the Teton Transaction, Berkshire Hathaway, Mr. Scott, Mr. Sokol and Mr. Abel own approxi-mately 9.7%, 86%, 3% and 1% of the voting stock respectively.

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

MidAmerican

MidAmerican Energy Company ("MidAmerican Energy") is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of March 31, 2001, MidAmerican Energy had approximately 669,000 retail electric customers and 648,000 retail natural gas customers.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers throughout the U.K. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. As of March 31, 2001, Northern supplied electricity to approximately 1.1 million customers.

Northern also competes to supply gas inside and outside its authorized area. As of March 31, 2001, Northern supplied gas to approximately 469,000 customers.

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

The Company has a 50% ownership interest in CE Generation LLC ("CE Generation") which has interests in ten geothermal plants in the Imperial Valley, California, and three natural gas-fired cogeneration plants. For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Turbo, Elmore and Leathers (collectively the "Partnership Projects") are based on capacity amounts of 34, 38, 10, 38, and 38 net MW, respectively, and for Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants (collectively the "Salton Sea Projects") are based on capacity amounts of 10, 20, 50, 40 and 49 net MW, respectively (the Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects"). Plant capacity factors for Saranac, Power Resources and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, and 50 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Due to its 50% ownership interest in CE Generation, the Company accounts for CE Generation as an equity investment.

HomeServices

The Company owns approximately 83% of HomeServices.Com, Inc. ("HomeServices"), the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 2000 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates in the following twelve states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota and South Dakota. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 2000. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona and Annapolis, Maryland.

Results of Operations for the Three Months ended March 31, 2001 and the Periods March 14, 2000 through March 31, 2000, and January 1, 2000 through March 13, 2000:

The following is a discussion of the historical results of the Company for the three months ended March 31, 2001 and the period March 14, 2000 through March 31, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000, through March 13, 2000. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisition, including the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the three months ended March 31, 2000 to the three months ended March 31, 2001.

Pro forma operating revenue for the three months ended March 31, 2001 was $1,595.2 million compared with $1,265.0 million for the same period in 2000, an increase of 26.1%. MidAmerican Energy operating revenue increased for the three months ended March 31, 2001 to $889.6 million from $528.6 million for the same period in 2000, primarily due to increases in non-regulated gas and higher rates in regulated gas. Northern Electric operating revenue decreased for the three months ended March 31, 2001 to $555.9 million from $597.9 million for the same period in 2000, primarily due to changes in foreign exchange rates and decreased volumes of electricity supplied in the franchise area. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions in late 2000.

The following data represents sales from MidAmerican Energy:
                                                            Three Months
                                                           Ended March 31,
                                                     ---------------------------
                                                       2001               2000
                                                     --------           --------

Electricity Retail Sales (GWh).............            4,201              3,941

Electricity Sales for Resale (GWh).........            2,501              2,081

Regulated and Non-Regulated Gas Supplied
(Thousands of MMBtus)......................           70,165             50,865

MidAmerican Energy electric retail sales increased for the three months ended March 31, 2001 from the same period in 2000 due to colder temperatures partially offset by a decrease in non-weather related sales. Electric sales for resale increased for the three months ended March 31, 2001 from the same period in 2000 due to improved availability in 2000 of MidAmerican Energy's base load coal plants and favorable market conditions. Retail gas supplied increased due to colder temperatures for the three months ended March 31, 2001 compared to the same period in 2000, resulting in more heating load.

The following data represents the supply and distribution operations in the
U.K.:

                                                        Three Months
                                                      Ended March 31,
                                              -----------------------------
                                                 2001                2000
                                               -------             --------

Electricity Supplied (GWh)..............        5,122               5,224

Electricity Distributed (GWh)...........        4,508               4,420

Gas Supplied (Thousands of MMBtus)......       26,628              16,722

The decrease in electricity supplied for the three months ended March 31, 2001 is due primarily to the decrease in volumes for customers inside of the authorized area. The increase in electricity distributed for the three months ended March 31, 2001 is due to changes in demand in the distribution area. The increase in gas supplied in 2001 from 2000 reflects higher volume in the U.K. industrial and commercial markets.

Pro forma interest and other income for the three months ended March 31, 2001 was $17.7 million compared with $14.9 million for the same period in 2000. The increase was due primarily to increased income from equity investments partially offset by reduced interest income resulting from lower cash balances.

Pro forma cost of sales for the three months ended March 31, 2001 was $1,030.0 million compared with $671.9 million for the same period in 2000, an increase of 53.3%. The increase relates to increased revenue at MidAmerican Energy and HomeServices.

Pro forma operating expenses for the three months ended March 31, 2001 was $266.5 million compared with $273.4 million for the same period in 2000. The decrease was due to lower costs at Northern, partially offset by higher costs at HomeServices.

Pro forma depreciation and amortization for the three months ended March 31, 2001 was $116.2 million compared with $121.6 million for the same period in 2000. This decrease was due to lower depreciation at Northern primarily due to lower foreign exchange rates, partially offset by higher depreciation at MidAmerican Energy due to utility capital expenditures.

Pro forma interest expense, less amounts capitalized, for the three months ended March 31, 2001 was $93.2 million compared with $106.4 million for the same period in 2000, a decrease of 14.2%. This decrease was due to an increase in capitalized interest related to the construction of Casecnan, Cordova and Zinc and lower foreign exchange rates at Northern.

The loss on non-recurring item of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs related to the Teton Transaction.

Pro forma tax expense for the three months ended March 31, 2001 was $34.3 million compared with $28.3 million for the same period in 2000. The increase is due to higher pre-tax income.

Pro forma minority interest for the three months ended March 31, 2001 was $24.7 million compared with $24.5 million for the same period in 2000. Minority interest includes the dividends on the $455 million of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

Liquidity and Capital Resources

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

The Company's cash and cash equivalents were $160.0 million at March 31, 2001 as compared to $38.2 million at December 31, 2000. The majority of this increase was due to the cash receipt from the $200 million MidAmerican Funding debt offering completed on March 19, 2001. These proceeds were used to repay the corporate revolving credit facilities in April 2001. In addition, the Company recorded separately restricted cash and investments of $66.9 million and $90.9 million at March 31, 2001 and December 31, 2000, respectively. The restricted cash balance as of March 31, 2001 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Philippine Projects' restricted cash is reserved for the service of debt obligations.

On March 1, 2001 MidAmerican Funding, LLC retired $200 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001 MidAmerican Funding, LLC issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

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

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project that will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Imperial Valley Project's sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in mid to late 2001. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, LTD. The initial term of the agreement expires in December 2005.

The Zinc Recovery Project is being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract. Kvaerner is a wholly owned indirect subsidiary of Kvaerner ASA, an international engineering and construction firm experienced in the metals, mining and processing industries. Total project costs, including financing costs, of the Zinc Recovery Project are expected to be approximately $200.9 million. The Company has incurred approximately $169.3 million of such costs through March 31, 2001.

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

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further claim seeking an additional approximately $62 million in damages for the alleged force majeure event related to the collapse of the surge shaft. CE Casecnan believes such allegations are without merit and intends to vigorously defend the Contractor's claims.

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

CE Casecnan's ability to make payments on any of its existing and future obligations is dependent on NIA's and the RP's performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letters, no shareholders, partners or affiliates of CE Casecnan, including the Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of CE Casecnan's obligations. As a result, payment of CE Casecnan's obligations depends upon the availability of sufficient revenues from CE Casecnan's business after the payment of operating expenses.

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

Cordova

Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, is constructing a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into an engineering, procurement and construction contract with Stone & Webster Engineering Corporation ("SWEC") to build the project. Total project costs are estimated to be approximately $288.9 million. The Company has incurred $237.0 million of construction costs through March 31, 2001. The construction of the Cordova Project is expected to be completed in mid-2001.

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

Accounting Effects of Industry Restructuring

A possible consequence of deregulation in the utility industry is that Statement of Financial Accounting Standards ("SFAS") 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. With exception of the generation operations serving the Illinois jurisdiction, MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If other portions of MidAmerican Energy's utility operations no longer meet the criteria of SFAS 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any resulting legislation. As of March 31, 2001, the Company had $221.8 million of regulatory assets, net of regulatory liabilities, on its consolidated balance sheet.

Domestic Rate Matters: Electric

A pricing plan settlement agreement entered into in 1997 among MidAmerican Energy, the Office of Consumer Advocate and other parties pursuant to a rate proceeding before the Iowa Utilities Board establishing MidAmerican Energy's Iowa retail electric rates, expired on December 31, 2000. With limited exceptions, the pricing plan settlement agreement precluded MidAmerican Energy from seeking an increase in these rates and the other parties, including the Office of Consumer Advocate, from seeking a decrease in rates prior to January 1, 2001. The rates established by the pricing plan settlement agreement will remain in effect until either the plan is renegotiated by the parties or a change in rates is established pursuant to the rate proceeding, both of which are subject to approval by the Iowa Utilities Board. The agreement also eliminated MidAmerican Energy's energy adjustment clause, and, as a result, the cost of fuel is not directly passed on to customers.

Under the pricing plan settlement agreement, if MidAmerican Energy's annual Iowa electric jurisdictional return on common equity exceeded 12%, then earnings above the 12% level were to be shared equally between customers and MidAmerican Energy. If the return exceeded 14%, then two-thirds of MidAmerican Energy's share of those earnings above the 14% level were to be used for accelerated recovery of certain regulatory assets. In the first quarter of 2001, MidAmerican Energy credited $21.6 million to its Iowa non-contract customers related to the return calculation for 2000, which was approved by the Iowa Utilities Board, subject to additional refund.

On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. This filing is being contested by MidAmerican Energy and, under Iowa law, the Iowa Utilities Board must rule on the petition within ten months from March 14, 2001. The Iowa Utilities Board has issued an order setting a procedural schedule, under which a hearing will commence on September 24, 2001. Iowa law provides that the rates collected after the filing of the petition are subject to refund with interest if they exceed rates finally approved by the Iowa Utilities Board.

MidAmerican Energy has negotiated individual electric contracts with some of its commercial and industrial customers in Iowa. The negotiated electric contracts have differing terms and conditions as well as prices. The vast majority of the contracts expire during the period 2003 through 2005, although some large customers have contracts extending to 2008. Some of the contracts have price renegotiation and early termination provisions exercisable by either party. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican Energy incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $180 million.

UK Rate Matters

Distribution

Northern charges access fees for the use of the distribution system. Most revenue of the distribution business is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI reflects the average of the twelve months' inflation rates recorded for the previous July to December period and Xd is set at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a Public Electricity Supplier ("PES") is entitled to charge. The price control does not seek to constrain the profits of a PES from year to year. It is a control on revenue that operates independently of the PES's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

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

MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of March 31, 2001, was $25 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In May 1999, the U.S. Court of Appeals for the District of Columbia Circuit remanded the standards adopted in July 1997 back to the EPA indicating the EPA had not expressed sufficient justification for the basis of establishing the standards and ruling that the EPA has exceeded its constitutionally-delegated authority in setting the standards. On February 27, 2001, the U.S. Supreme Court upheld the standards, ruling that the EPA did not exceed its constitutional delegation of authority in establishing the standard in 1997. The impact of any new standards on the Company is currently unknown. MidAmerican Energy could incur increased costs and a decrease in revenues if its generating stations are located in nonattainment areas.

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

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2000 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM were required to be decontaminated by December 31, 2000. Northern has registered 62 items above 50 PPM, decontaminated 4 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, the Company expects to contribute approximately $41 million during the period 2001 through 2005 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 55% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. The funds that were previously provided to Nebraska Public Power District ("NPPD"), with the understanding that Cooper will be shut down in September 2004, are invested predominately in U.S. Treasury Bonds and other U.S. Government securities. Approximately 30% was invested in domestic corporate debt. MidAmerican Energy's obligation, if any, for Cooper decommissioning may be affected by the actual plant shutdown date. See discussion in Part II, Item 1 "Legal Proceedings."

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

Development Activity

The Company is actively seeking to develop, construct, own and operate new energy projects, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal, marketing and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply and sales contracts with other project participants, receipt of required governmental permits and consents and timely implementation of construction. There can be no assurance that development efforts on any particular project, or the Company's development efforts generally, will be successful.

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

Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, the Company understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and by S&P.

Edison has failed to pay approximately $119 million due to CE Generation affiliates under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Company as to when it can expect to receive these payments.

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

On March 22, 2001,  the Superior  Court  granted the Imperial  Valley  Projects'
Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements, and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue its other remedies in this action in light of Edison's continuing non-payment.

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Project's available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

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

The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, CE Generation has established an allowance for doubtful accounts of approximately $44 million at March 31, 2001.

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

The Financial Accounting Standards Board ("FASB") recently approved guidance that, in general, option contracts and forward contracts with optionality features cannot qualify for the normal purchases and normal sales exception under SFAS 133/138 as amended. The impact of this guidance, which is required to be adopted by July 1, 2001, is currently being evaluated by the Company.

The FASB also issued tentative guidance on two issues with significant impacts on the electric industry. Such tentative guidance states that energy capacity contracts that include certain characteristics of purchased and written options cannot qualify as normal purchases and sales. Also, derivative contracts which do not result in physical delivery of power because of transmission scheduling, referred to as bookouts, cannot meet the normal purchases and normal sales exception.

While the Company believes that the majority of its capacity contracts qualify as normal purchases and sales and the bookouts result in simultaneous delivery, passage of title, and settlement on a gross basis, the ultimate resolution of the electric industry issues discussed above could have a material effect on reported earnings. Whether the impact of the tentative guidance will be favorable or adverse will depend on the market prices compared to the contractual prices at the time of valuation and the ultimate resolution of these issues.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including charges in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, the Company enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of the Company's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities.

Refer to Note 7 in Notes to Consolidated Financial Statements for further discussion of derivatives used to hedge price risk. The Company's exposure to interest rate risk did not change materially from December 31, 2000.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings.

   The Company and its subsidiaries have no material legal proceedings except for the following:

   Southern California Edison

   The Imperial Valley Projects have filed a lawsuit seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. See page 21.

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

   (5) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decom-missioning the plant;

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

   MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counter-claims. It is not likely that a trial will occur prior to late spring or early summer of 2001.


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

Item 6  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        Exhibits Filed Herewith

        Exhibit 15 - Awareness Letter of Independent Accountants.

        Exhibit 18 - Letter of Deloitte & Touche Regarding Changes in Accounting
                     Principles.

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



                                             MIDAMERICAN ENERGY HOLDINGS COMPANY
                                             -----------------------------------
                                                           (Registrant)





Date:  May  15, 2001                          /s/  Patrick J. Goodman
                                             -----------------------------------
                                                   Patrick J. Goodman
                                             Senior Vice President & Chief
                                             Financial Officer

                                EXHIBIT INDEX

Exhibit No.                                                           Page No.
-----------                                                           --------

15             Awareness Letter of Independent Accountants                 29

18             Letter of Deloitte & Touche Regarding
               Change in Accounting Principles                             30