Form 10-K/A
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2001-06-05
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
                             Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
             (Exact name of registrant as specified in its charter)

                     Iowa                            94-2213782
                     ----                            ----------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

               666 Grand Avenue, Des Moines, IA          50309
              ---------------------------------          -----
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

Item 10.  Directors and Executive Officers of the Registrant

         Item 10 of the Company's Form 10-K for the year ended December 31, 2000 is amended to add the following information concerning the Company's directors:

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


         Set forth below is certain information with respect to each of the foregoing directors:

         DAVID L. SOKOL, 44, Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Sokol has been CEO since April 19, 1993 and served as President of the Company from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of Peter Kiewit & Sons, and Ogden Projects, Inc.

         GREGORY E. ABEL, 38, President and Chief Operating Officer and Director of the Company. Mr. Abel joined the Company in 1992 and initially served as Vice President and Controller. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

         WALTER SCOTT, JR., 70, Director. Mr. Scott has been a director of the Company since June 1991. Mr. Scott was the Chairman and Chief Executive Officer of the Company from January 8, 1992 until April 19, 1993. For more than the past five years, he has been Chairman of the Board of Directors of Level 3 Communica-tions, Inc., a successor to certain businesses of Peter Kiewit Sons Inc. Mr. Scott is a director of Peter Kiewit Sons Inc., Berkshire Hathaway, Inc., Burlington Resources, Inc., ConAgra, Inc., Valmont Industries, Inc., Kiewit Materials Co., Commonwealth Telephone Enterprises, Inc., and RCN Corporation.

         WARREN E. BUFFETT, 70, Director. Mr. Buffett has been a director of the Company since March 2000. He is Chairman of the Board and Chief Executive Officer of Berkshire Hathaway, Inc. Mr. Buffett is a Director of the Coca-Cola Company, the Gillette Company and The Washington Post Company.

         RICHARD R. JAROS, 49, Director. Mr. Jaros has been a director since March 1991. Mr. Jaros served as President and Chief Operating Officer of the Company from January 8, 1992 to April 19, 1993 and as Chairman of the Board from April 19, 1993 to May 1994. Until July 1997, Mr. Jaros was Executive Vice President and Chief Financial Officer of Peter Kiewit Sons Inc. and President of Kiewit Diversified Group, Inc., which is now Level 3 Communications, Inc. From 1990 until January 8, 1992, Mr. Jaros served as a Vice President of Peter Kiewit Sons Inc. Mr. Jaros serves as a director of Commonwealth Telephone Enterprises, Inc., RCN Corporation and Level 3 Communications, Inc.

         STANLEY J. BRIGHT, 61, Director. Mr. Bright is Vice Chairman of the Company and was Chairman and Chief Executive Officer of MidAmerican Energy Company from July 1, 1995 until March 1999. Mr. Bright joined Iowa-Illinois Gas and Electric Company (a predecessor of MidAmerican Energy Company) as Vice President and Chief Financial Officer in 1986, became a director in 1987, President and Chief Operating Officer in 1990, and Chairman and Chief Executive Officer in 1991.

         EDGAR D. ARONSON, 66, Director. Mr. Aronson has been a director of the Company since 1983. Mr. Aronson founded EDACO, Inc., a private venture capital company, in 1981, and has been President of EDACO, Inc. since that time. Prior to that, Mr. Aronson was Chairman, Dillon, Read International from 1979 to 1981 and a General Partner in charge of the International Department at Salomon Brothers Inc. from 1973 to 1979. Mr. Aronson served during 1962-1968 as Vice President consecutively in the International Departments of First National Bank of Chicago and Republic National Bank of New York. He founded the International Department of Salomon Brothers and Hutzler in 1968.

         MARC D. HAMBURG, 51, Director. Mr. Hamburg has been a director of the Company since March 2000. He has served as Vice President - Chief Financial Officer of Berkshire Hathaway, Inc. since October 1, 1992 and Treasurer since June 1, 1987, his date of employment with Berkshire Hathaway, Inc.

         JOHN K. BOYER, 57, Director. Mr. Boyer has been a director of the Company since March 2000. He is a partner with Fraser, Stryker, Meusey, Olson, Boyer & Bloch, P.C. from 1973 to present with emphasis on corporate, commercial, federal, state, and local taxation.

         W. DAVID SCOTT, 39, Director. Mr. Scott has been a director of the Company since March 2000. Mr. Scott formed Magnum Resources, Inc., a commercial real estate investment and management company, in October 1994 and has served as its President and Chief Executive Officer since its inception. Before forming Magnum Resources, Mr. Scott worked for America First Companies, Cornerstone Banking Group and the Peter Kiewit Sons Inc. Mr. Scott has been a director of America First Mortgage Investments, Inc., a mortgage REIT, since 1998.

Item 11.  Executive Compensation

         Item 11 of the Company's Form 10-K for the year ended December 31, 2000 is amended to add the information set forth below.

Summary Compensation Table

         The following table sets forth the compensation of the chief executive officer and the four other most highly compensated executive officers of the Company who were employed as of December 31, 2000. Information is provided regarding these individuals for the last three fiscal years during which they were executive officers of the Company, if applicable.

                                                               Other     Restricted    Securities           All
Name And           Year                          Bonus         Annual      Stock       Underlying          Other
Principal          Ended       Salary      Cash (1)   Stock    Comp (2)    Awards      Options (3)        Comp (4)
Positions          Dec 31,      ($)          ($)       ($)       ($)        ($)           (#)               ($)
---------          -------     ------      --------   -----    --------  ----------    -----------        --------
David L. Sokol      2000      750,000     4,250,000     0         0          0          2,199,277           6,630
Chairman and        1999      675,000     3,276,049     0         0          0                  0           6,240
Chief Executive     1998      675,000     2,042,735     0         0          0          1,600,000           4,927
Officer

Gregory E. Abel     2000      500,000     1,100,000     0         0          0            649,052           6,630
President and       1999      357,933     1,452,234     0         0          0                  0           6,240
Chief Operating     1998      325,775       622,258     0         117,606    0            380,000           4,333
Officer

Ronald W. Stepien   2000      370,667       641,938     0         0          0                  0           6,630
President,          1999      350,000     1,052,069     0         0          0             56,203           6,240
MidAmerican         1998      318,416       240,233     0         0          8,512         37,700          17,240
Energy Company

Patrick J. Goodman  2000      230,000     1,183,071     0         0          0                  0           6,630
Chief Financial     1999      199,279       334,374     0         0          0             60,000           6,240
Officer             1998      127,750       140,000     0         0          0             55,000           5,150

John A. Rasmussen   2000      230,000       617,567     0         0          0                  0           6,630
General Counsel (5) 1999      220,000       250,000     0         0          0             44,008           6,240
                    1998      220,000       175,423     0         0          5,235         15,000           6,240

--------------

(1)   Includes amounts voluntarily deferred by the executive, if applicable.
(2) Includes various expatriate compensation items, including expatriate allowances, company provided transportation, housing and tax benefits.
(3) For Messrs. Stepien, Goodman and Rasmussen, options granted in 1998 and 1999 were canceled on March 14, 2000 and payment therefore is included in the cash bonus column. For Messrs. Sokol and Abel, options granted in prior years were canceled on March 14, 2000 and new options were granted in 2000.
(4)   Consists of 401(k) Plan contributions for 2000.
(5)   Mr. Rasmussen retired from the Company effective December 31, 2000.

Option Grants in Last Fiscal Year

         The following table sets forth options granted to each of the named executive officers of the Company during 2000.

                                                                             Potential Realized
                                                                              Value at Assumed
                                    % of                                    Annual Rates of Stock
                   Number of     Total Options                               Price Appreciation
                  Securities      Granted to    Exercise                     For Option Term (1)
                   Underlying    Employees In    Price      Expiration        5%           10%
Name            Options Granted   Fiscal Year  ($/Share)       Date           ($)          ($)
----            ---------------  ------------- ---------    ----------        ---          ---
David L. Sokol     549,277         19.28         35.05       3/14/2010        N/A          N/A
                   200,000          7.02         29.0063     3/14/2008        N/A          N/A
                   800,000         28.08         29.0063     3/14/2008        N/A          N/A
                   200,000          7.02         24.22       3/14/2008        N/A          N/A
                   200,000          7.02         24.0731     3/14/2008        N/A          N/A
                    31,250          1.10         19.00       3/14/2008        N/A          N/A
                    18,750          0.66         18.50       3/14/2008        N/A          N/A
                   200,000          7.02         34.6906     3/14/2008        N/A          N/A
Gregory E. Abel    154,052          5.41         35.05       3/14/2010        N/A          N/A
                     5,000          0.18         15.9375     3/14/2008        N/A          N/A
                    15,000          0.53         19.00       3/14/2008        N/A          N/A
                    85,000          2.98         16.625      3/14/2008        N/A          N/A
                    10,000          0.35         19.00       3/14/2008        N/A          N/A
                    90,000          3.16         25.8188     3/14/2008        N/A          N/A
                    40,000          1.40         24.7031     3/14/2008        N/A          N/A
                   100,000          3.51         24.22       3/14/2008        N/A          N/A
                   100,000          3.51         29.0063     3/14/2008        N/A          N/A
                    25,000          0.88         34.6906     3/14/2008        N/A          N/A
                    25,000          0.88         29.0063     3/14/2008        N/A          N/A
Ronald W. Stepien        0             0            --          --            --          --
Patrick J. Goodman       0             0            --          --            --          --
John A. Rasmussen        0             0            --          --            --          --

--------------

(1) On March 14, 2000 the Company was acquired by an investor group in a "going private" transaction (the "Transaction"). As a privately held company, the Company has no publicly traded equity securities and, con-sequently, the Company's management does not believe there is a reliable method of computing the present value of the stock options granted to Messrs. Sokol and Abel as shown on the foregoing table.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option
Values

         The following table sets forth the option exercises and the number of securities underlying exercisable and unexercisable options held by each of the named executive officers of the Company at December 31, 2000. The Company's management does not believe there is a reliable method of computing the value of the unexercised stock options.

                                                         Number of Securities           Value of Unexercised
                          Shares         Value          Underlying Unexercised        In-the-Money Options at
                         Acquired       Realized        Options Held at FY End               FY End ($)
   Name                 On Exercise       ($)        Exercisable    Unexercisable    Exercisable    Unexercisable
   ----                 -----------     --------     -----------    -------------    -----------    -------------
David L. Sokol               0             0         1,787,319         411,958           N/A              N/A
Gregory E. Abel              0             0           533,513         115,539           N/A              N/A
Ronald W. Stepien            0             0             0                0               --              --
Patrick J. Goodman           0             0             0                0               --              --
John A. Rasmussen            0             0             0                0               --              --

Compensation of Directors

         Directors who are not employees of the Company are paid an annual retainer fee of $20,000 and a fee of $500 per day for attendance at Board and Committee meetings. Directors who are employees of the Company do not receive such fees. All directors are reimbursed for their expenses incurred in attending Board meetings.

Retirement Plans

         The Company maintains a Supplemental Retirement Plan for Designated Officers ("Supplemental Plan") to provide additional retirement benefits to designated participants, as determined by the Board of Directors. Messrs. Sokol, Able, Stepien, Goodman and Rasmussen are participants in the Supplemental Plan. The Supplemental Plan provides retirement benefits up to sixty-five percent of a participant's Total Cash Compensation in effect immediately prior to retirement, subject to a $1 million maximum retirement benefit. "Total Cash Compensation" means the highest amount payable to a participant as monthly base salary during the five years immediately prior to retirement multiplied by 12 plus the average of the participant's last three years' (i) awards under an annual incentive bonus program and (ii) special, additional or non-recurring bonus awards, if any, that are required to be included in Total Cash Compensation pursuant to a participant's employment agreement or approved for inclusion by the Board. Participants must be credited with five years service in order to be eligible to receive benefits under the Supplemental Plan. Each of the named executive officers has or will have five years of credited service with the Company as of their respective normal retirement age and will be eligible to receive benefits under the Supplemental Plan. A participant who elects early retirement is entitled to reduced benefits under the Supplemental Plan, however, in accordance with their respective employment agreements, Messrs Sokol and Abel are eligible to receive the maximum retirement benefit at age 47. A survivor benefit is payable to a surviving spouse under the Supplemental Plan. Benefits from the Supplemental Plan will be paid out of general corporate funds, however, the Company, through a rabbi trust, maintains life insurance on the participants in amounts expected to be sufficient to fund the after-tax cost of the projected benefits. Deferred compensation is considered part of the salary covered by the Supplemental Plan.

        The supplemental retirement benefit will be reduced by the amount of the participant's regular retirement benefit under the MidAmerican Energy Company Cash Balance Retirement Plan ("MidAmerican Retirement Plan") which became effective January 1, 1997, and by benefits under the Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan ("Iowa-Illinois Supplemental Plan"), the Midwest Resources Inc. Supplemental Executive Retirement Plan ("MWR Supplemental Plan") or the Iowa Resources Inc. and Subsidiaries Supplemental Retirement Income Plan ("IOR Supplemental Plan"), as applicable.

        The MidAmerican Retirement Plan replaced retirement plans of predecessor companies which were structured as traditional, defined benefit plans. Under the MidAmerican Retirement Plan, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based upon a percentage of the participant's salary paid in the current pay period. In addition, all balances in the accounts of participants earn a fixed rate of interest which is credited annually. The interest rate for a particular year is based on the one-year U. S. Treasury Bill plus one percentage point. At retirement or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the participant in the form of a lump sum or a form of annuity for the entire benefit under the MidAmerican Retirement Plan.

        The Iowa-Illinois Supplemental Plan provides for retirement benefits equal to sixty-five percent of a participant's highest annual total cash compen-sation during the three years prior to retirement reduced by the participant's MidAmerican Retirement Plan benefit. A participant who elects early retirement is entitled to reduced benefits under the plan. A survivor benefit is payable to a surviving spouse. Deferred compensation is considered a part of salary covered by the Iowa-Illinois Supplemental Plan.

        The MWR Supplemental Plan provides a participant, upon retirement at age 65 with thirty or more years of service, an annual retirement benefit equal to sixty percent of final average annual earnings which is defined as the average of salary plus bonus for the five highest consecutive years during the participant's employment with the Company. A participant who elects early retirement is entitled to reduced benefits under the plan. A survivor benefit is payable to a surviving spouse. Deferred compensation is considered a part of salary covered by the MWR Supplemental Plan.

        Part A of the IOR Supplemental Plan provides retirement benefits up to sixty-five percent of a participant's highest annual salary during the five years prior to retirement reduced by the participant's MidAmerican Retirement Plan benefit. The percentage applied is based on years of credited service. A participant who elects early retirement is entitled to reduced benefits under the plan. A survivor benefit is payable to a surviving spouse. Benefits are adjusted annually for inflation. Part B of the IOR Supplemental Plan provides that an additional one hundred-fifty percent of annual salary is to be paid out to participants at the rate of ten percent per year over fifteen years, except in the event of a participant's death, in which event the unpaid balance would be paid to the participant's beneficiary or estate. Deferred compensation is considered part of the salary covered by the IOR Supplemental Plan.

        The table below shows the estimated aggregate annual benefits payable under the Supplemental Plan and the MidAmerican Retirement Plan. The amounts exclude Social Security and are based on a straight life annuity and retirement at ages 55, 60 and 65. Federal law limits the amount of benefits payable to an individual through the tax qualified defined benefit and contribution plans, and benefits exceeding such limitation are payable under the Supplemental Plan.

Pension Plan Table

     Total Cash                         Estimated Annual Benefit
    Compensation                            Age at Retirement
    at Retirement                55                  60                   65
    -------------            ---------           ---------            ---------
       $400,000               $220,000            $240,000             $260,000
        500,000                275,000             300,000              325,000
        600,000                330,000             360,000              390,000
        700,000                385,000             420,000              455,000
        800,000                440,000             480,000              520,000
        900,000                495,000             540,000              585,000
      1,000,000                550,000             600,000              650,000
      1,250,000                687,500             750,000              812,500
      1,500,000                825,000             900,000              975,000
      1,750,000                962,500           1,000,000            1,000,000
      2,000,000 and greater  1,000,000           1,000,000            1,000,000

Employment Agreements

        Pursuant to his Employment Agreement, Mr. Sokol will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Employment Agreement provides that Mr. Sokol is to receive an annual base salary of not less than $750,000, senior executive employee benefits and annual bonus awards which shall not be less than $675,000.

        The Employment Agreement provides that the Company may terminate the employment of Mr. Sokol (i) with cause in which case the Company is to pay to him any accrued but unpaid salary and a bonus of not less than the minimum annual bonus or (ii) due to death, permanent disability or other than for cause, including a change in control, in which case Mr. Sokol is entitled to receive an amount equal to three times the sum of (a) his annual salary then in effect and
(b) the greater of his minimum annual bonus or his average annual bonus for the two preceding years, as well as three years of accelerated option vesting plus continuation of his senior executive employee benefits (or the economic equivalent thereof) for three years. If Mr. Sokol resigns, the Company is to pay to him any accrued but unpaid salary and a bonus of not less than the annual minimum bonus, unless he resigns for good reason in which case he will receive the same benefits as if he were terminated other than for cause.

        In the event Mr. Sokol has relinquished his position as Chief Executive Officer and is subsequently terminated as Chairman of the Board due to death, disability or other than for cause, he is entitled to any accrued but unpaid salary plus an amount equal to the aggregate annual salary that would have been paid to him through the fifth anniversary of the date he commenced his employ-ment solely as Chairman of the Board, the immediate vesting of all of his options and the continuation of his senior executive employee benefits (or the economic equivalent thereof) through such fifth anniversary. If Mr. Sokol relin-quishes his position as Chief Executive Officer but offers to remain employed as the Chairman of the Board, he is to receive a special achievement bonus equal to two times the sum of (a) his annual salary then in effect and (b) the greater of his minimum annual bonus or his average annual bonus for the two preceding years, as well as two years of accelerated option vesting.

        Under the terms of separate employment agreements between each of Messrs. Abel, Stepien and Goodman and the Company, each of such Executives is entitled to receive two years base salary continuation, payments in respect of average bonuses for the prior two years and two years continued option vesting in the event of the termination of his employment by the Company other than for cause. If such persons were terminated without cause, Messrs. Sokol, Abel, Stepien and Goodman would currently be entitled to be paid approximately $13,539,073, $3,552,234, $1,197,933 and $944,374, respectively, pursuant to their employment agreements, without giving effect to any tax related provisions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Item 12 of the Company's Form 10-K for the year ended December 31, 2000 is amended to add the information set forth below.

                                          Number Of Shares
Name and Address of                       Beneficially           Percentage Of
Beneficial Owner (1)                      Owned (2)              Class (2)
--------------------                      ----------------       -------------
Common Stock:
Walter Scott, Jr. (3)                      5,000,000               53.87%
Berkshire Hathaway Inc. (4)                  900,942                9.71%
David L. Sokol (5)                         2,142,040               18.40%
Gregory E. Abel (6)                          598,011                5.14%
W. David Scott (7)                           624,350                6.73%
All directors and executive officers
as a group (16 persons) (8)                9,265,343                79.59%

------------

(1) Unless otherwise indicated, each address is c/o the Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

(2) Includes shares which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(3) Excludes 3 million shares held by family members and family controlled trusts and corporations ("Scott Family Interests") as to which Mr. Scott disclaims beneficial ownership. Such beneficial owner's address is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

(4)   Such beneficial owner's address is 1440 Kiewit Plaza, Omaha, Nebraska
      68131.

(5) Includes options to purchase 1,817,835 shares of common stock which are exercisable within 60 days.

(6) Includes options to purchase 542,071 shares of common stock which are exercisable within 60 days.

(7) Includes shares held by trusts for the benefit of or controlled by W. David Scott. Such beneficial owner's address is 402 South 36th Street, Suite 800, Omaha, Nebraska 68131.

(8) Includes 900,942 shares of common stock held by Berkshire Hathaway Inc. which are attributed to Warren E. Buffett and Marc D. Hamburg, each of whom disclaims beneficial ownership of such shares.

        The terms of the Company's Zero Coupon Convertible Preferred Stock held by Berkshire Hathaway Inc. entitle the holder thereof to designate two members of the Company's Board of Directors. Similarly, Mr. Sokol's employment agreement gives him the right during the term of his employment to serve as a member of the Board of Directors and to designate two additional directors.

         Pursuant to a shareholders agreement, following March 14, 2003, Walter Scott, Jr. or any of the Scott Family Interests would be able to require Berkshire Hathaway Inc. to purchase, for an agreed value or an appraised value, any or all of Walter Scott, Jr.'s and the Scott Family Interests' shares of Company common stock, provided that Berkshire Hathaway Inc. is then a purchaser of a type which is able to consummate such a purchase without causing it or any of its affiliates or the Company or any of its subsidiaries to become subject to regulation as a registered holding company or a subsidiary of a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). The consummation of such a transaction could result in a change in control of the Company.

         The Company's Amended and Restated Articles of Incorporation ("Articles") provide that each share of the Zero Coupon Convertible Preferred Stock is convertible at the option of the holder thereof into one conversion unit, which is one share of Company common stock subject to certain adjustments as described in the Articles, upon the occurrence of a Conversion Event. A "Conversion Event" includes (i) any conversion of Zero Coupon Convertible Preferred Stock that would not cause the holder of the shares of common stock issued upon conversion (or any affiliate of such holder) or the Company to become subject to regulation as a registered holding company or as a subsidiary of a registered holding company under PUHCA either as a result of the repeal or amendment of PUHCA, the number of shares involved or the identity of the holder of such shares and (ii) a Company Sale. A "Company Sale" includes any involuntary or voluntary liquidation, dissolution, recapitalization, winding-up or termination of the Company and any merger, consolidation or sale of all or substantially all of the assets of the Company. The conversion by Berkshire Hathaway Inc. of its shares of Zero Coupon Convertible Preferred Stock could result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions

         Item 13 of the Company's Form 10-K for the year ended December 31, 2000 is amended to add the information set forth below.

         Under a subscription agreement with the Company, under certain circumstances, Berkshire Hathaway has agreed to purchase additional 11% trust issued preferred securities in the event preferred securities outstanding prior to the closing of the Transaction are tendered for conversion to cash by the current holders.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 5th day of June 2001.

                                            MIDAMERICAN ENERGY HOLDINGS COMPANY

                                                          /s/ David L. Sokol*
                                            ____________________________________
                                                      David L. Sokol
                                                      Chairman of the Board and
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                                  Date

/s/  David L. Sokol*                                             June 5, 2000
----------------------------
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/  Gregory E. Abel*                                            June 5, 2000
----------------------------
Gregory E. Abel
President, Chief Operating
Officer and Director


/s/  Patrick J. Goodman*                                         June 5, 2000
-----------------------------
Patrick J. Goodman
Senior Vice President and
Chief Financial Officer


/s/  Edgar D. Aronson*                                           June 5, 2000
-----------------------------
Edgar D. Aronson
Director


/s/  Stanley J. Bright *                                         June 5, 2000
------------------------------
Stanley J. Bright
Director


/s/  Walter Scott, Jr.*                                          June 5, 2000
------------------------------
Walter Scott, Jr.
Director


/s/  Marc D. Hamburg *                                           June 5, 2000
------------------------------
Marc D. Hamburg
Director


/s/  Warren Buffett*                                             June 5, 2000
------------------------------
Warren Buffett
Director


/s/  John Boyer*                                                 June 5, 2000
-------------------------------
John Boyer
Director


/s/  Richard R. Jaros*                                           June 5, 2000
-------------------------------
Richard R. Jaros
Director


/s/  W. David Scott*                                             June 5, 2000
-------------------------------
W. David Scott
Director


*By:/s/  Douglas L. Anderson                                     June 5, 2000
         Douglas L. Anderson
         Attorney-in-Fact