Form 10-Q
period 2001-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2001-08-14
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from ____________ to___________.



                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

             (Exact name of registrant as specified in its charter)

                     Iowa                                   94-2213782
        ------------------------------                   ----------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

    666 Grand Avenue, Des Moines, IA                           50309
    ----------------------------------------             ----------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (515) 242-4300
                                                   --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                     Yes   X                                No
                        -------                               -------


All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of August 14, 2001, 9,281,087 shares of common stock were outstanding.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I: Financial Information
                                                                        Page No.
ITEM 1.       Financial Statements

              Independent Accountants' Report...........................      1

              Consolidated Balance Sheets...............................      2

              Consolidated Statements of Operations.....................      3

              Consolidated Statements of Cash Flows.....................      4

              Notes to Consolidated Financial Statements................      5

ITEM 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........     14

Part II:  Other Information

ITEM 1.       Legal Proceedings.........................................     29
ITEM 2.       Changes in Securities and Use of Proceeds.................     30
ITEM 3.       Defaults on Senior Securities.............................     30
ITEM 4.       Submission of Matters to a Vote of Security Holders.......     30
ITEM 5.       Other Information.........................................     30
ITEM 6.       Exhibits and Reports on Form 8-K..........................     31

Signatures    ..........................................................     32

Exhibit Index ..........................................................     33

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

     We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 for the Company; for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor); for the period March 14, 2000 to June 30, 2000 for the Company; and for the three-month period ended June 30, 2000 for the Company; and the related consolidated statements of cash flows for the six-month period ended June 30, 2001 for the Company; for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor); and for the period March 14, 2000 to June 30, 2000 for the Company. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Des Moines, Iowa
August 6, 2001

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     As of
                                                                   ------------------------------------
                                                                       June 30,          December 31,
                                                                         2001                2000
                                                                   ----------------    ----------------
                                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents............................            $     41,315         $      38,152
   Restricted cash and short-term investments...........                  36,914                42,129
   Marketable securities...............................                   51,965                 5,419
   Accounts receivable..................................                 606,560               903,469
   Inventory...........................................                   60,000                81,943
   Other current assets.................................                 103,123                91,365
                                                                    ------------         -------------
     Total Current Assets...............................                 899,877             1,162,477

Property, plant, contracts and equipment, net...........               5,318,836             5,348,647
Excess of cost over fair value of net assets
  acquired, net.........................................               3,617,892             3,673,150
Regulatory assets.......................................                 223,356               240,934
Long-term restricted cash and investments...............                   2,574                48,747
Nuclear decommissioning trust fund and other
  marketable securities.................................                 161,338               202,227
Equity investments......................................                 259,634               246,466
Deferred charges, other investments and other assets....                 822,202               758,003
                                                                    ------------         -------------

Total Assets............................................            $ 11,305,709         $  11,680,651
                                                                    ============         =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable.....................................            $    429,505         $     656,356
   Accrued interest....................................                  130,578               107,726
   Accrued taxes.......................................                  106,207               125,645
   Other accrued liabilities............................                 263,984               250,975
   Short-term debt.....................................                  102,262               251,656
   Current portion of long-term debt....................                 232,448               438,978
                                                                    ------------         -------------
     Total Current Liabilities..........................               1,264,984             1,831,336

Other long-term accrued liabilities.....................                 950,835               976,030
Parent company debt.....................................               1,832,221             1,829,971
Subsidiary and project debt.............................               3,527,601             3,398,696
Deferred income taxes...................................                 969,296               945,028
                                                                    ------------         -------------
   Total Liabilities....................................               8,544,937             8,981,061
                                                                    ------------         -------------

Deferred income.........................................                  84,708                79,489
Minority interest.......................................                  13,359                11,491
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts............                 787,561               786,523
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts............                 100,000               100,000
Preferred securities of subsidiary......................                 131,771               145,686

Commitments and contingencies (Note 8)

Shareholders' Equity:
Zero coupon convertible preferred stock -
   authorized 50,000 shares,  no par value,
   34,563 shares issued and outstanding.................                       -                     -
Common stock - authorized 60,000 shares, no
   par value; 9,281 shares issued and outstanding.......                       -                     -
Additional paid in capital..............................               1,553,073             1,553,073
Retained earnings.......................................                 155,401                81,257
Accumulated other comprehensive loss, net...............                 (65,101)              (57,929)
                                                                    ------------         -------------
   Total Shareholders' Equity...........................               1,643,373             1,576,401
                                                                    ------------         -------------

Total Liabilities and Shareholders' Equity..............            $ 11,305,709         $  11,680,651
                                                                    ============         =============

The accompanying notes are an integral part of these financial statements.

                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                                                                  MEHC
                                                                                                             (Predecessor)
                                                  Three Months            Six Months        March 14, 2000   January 1,2000
                                                 Ended June 30,              Ended             Through           Through
                                               2001           2000       June 30, 2001      June 30, 2000     March 13,2000
                                               -----          ----       -------------      -------------     -------------
Revenues:
   Operating revenue......................   $1,184,747    $1,123,233      $2,779,952         $1,332,706      $1,049,523
   Interest and other income..............       38,186        29,441          55,871             33,807          13,033
                                             ----------    ----------     -----------         ----------      ----------
Total revenues............................    1,222,933     1,152,674       2,835,823          1,366,513       1,062,556
                                             ----------    ----------     -----------         ----------      ----------

Costs and expenses:
   Cost of sales..........................      641,798       612,280       1,671,807            722,294         561,386
   Operating expense......................      284,406       273,087         550,909            324,193         219,303
   Depreciation and amortization..........      121,551       120,129         237,767            142,439          97,278
   Interest expense.......................      120,676       124,726         242,354            148,024         101,330
   Less interest capitalized..............      (23,646)      (27,048)        (52,133)           (30,694)        (15,516)
   Loss on non-recurring item.............            -             -               -                  -           7,605
                                            -----------   -----------     -----------         ----------      ----------
Total costs and expenses..................    1,144,785     1,103,174       2,650,704          1,306,256         971,386
                                            -----------   -----------     -----------         ----------      ----------

Income before provision for income taxes..       78,148        49,500         185,119             60,257          91,170

Provision for income taxes................       19,870        11,516          54,215             13,817          31,008
                                            -----------   -----------     -----------         ----------      ----------

Income before minority interest...........       58,278        37,984         130,904             46,440          60,162

Minority interest.........................       27,445        26,935          52,156             31,955           8,850
                                            -----------   -----------     -----------         ----------      ----------

Income before cumulative effect of change
    inaccounting principle................       30,833        11,049          78,748             14,485          51,312

Cumulative effect of change in accounting
    principle, net of tax.................            -             -          (4,604)                 -               -
                                            -----------   -----------     ------------        ----------      ----------

Net income available to common
   shareholders...........................  $    30,833   $    11,049     $    74,144         $   14,485      $   51,312
                                            ===========   ===========     ===========         ==========      ==========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                                          MEHC
                                                                                                                      (Predecessor)
                                                                                  Six             March 14, 2000     January 1, 2000
                                                                                 Months              Through             Through
                                                                                 Ended               June 30,           March 13,
                                                                             June 30, 2001             2000               2000
                                                                             -------------        --------------     ---------------
Net income...........................................................        $    74,144          $   14,485         $    51,312
Adjustments to reconcile to net cash flows from
   operating activities:
Cumulative effect of change in accounting principle, net of tax......              4,604                   -                   -
Depreciation and amortization........................................            187,778             112,595              83,097
Amortization of excess of cost over fair value of
   net assets acquired...............................................             49,989              29,844              14,181
Amortization of deferred financing costs and other costs.............             10,799               7,656               4,075
Provision for deferred income taxes..................................             34,885              (4,938)              7,735
Undistributed earnings on equity investments.........................            (17,290)            (11,218)             (3,459)
Changes in other items:
   Accounts receivable and other current assets......................            316,236              82,015                 440
   Accounts payable, accrued liabilities, deferred income
   and other.........................................................           (265,793)           (151,906)             13,702
                                                                             -----------          ----------          ----------
Net cash flows from operating activities.............................            395,352              78,533             171,083
                                                                             -----------          ----------          ----------

Cash flows from investing activities:
Purchase of MEHC (Predecessor) net of cash acquired.................                   -          (2,048,266)                  -
Purchase of marketable securities....................................                  -             (15,326)             (8,251)
Proceeds from sale of marketable securities..........................                  -              21,800              12,562
Acquisition of realty companies......................................            (29,963)                  -                   -
Capital expenditures relating to operating projects..................           (151,553)            (94,880)            (44,355)
Construction and other development costs.............................            (43,299)            (73,225)            (56,450)
Philippine-construction in progress..................................            (40,197)            (15,284)            (22,736)
Change in restricted investments.....................................             46,173              32,140              48,788
Change in other assets...............................................             27,680             (18,739)             15,568
                                                                             -----------          ----------           ---------
Net cash flows from investing activities.............................           (191,159)         (2,211,780)            (54,874)
                                                                             -----------          ----------           ---------

Cash flows from financing activities:
Proceeds from issuances of common and preferred stock................                  -           1,428,024                   -
Proceeds from issuance of trust preferred securities.................                  -             454,772                   -
Net repayment of short- debt.........................................           (145,722)            (56,387)           (118,718)
Repayment of subsidiary and project debt.............................           (250,937)            (56,574)             (3,135)
Repayment of parent company debt.....................................                  -              (4,225)                  -
Redemption of preferred trust securities of subsidiaries.............                  -             (19,686)                  -
Proceeds from subsidiary and project debt............................            206,158              87,421                   -
Change in restricted investments-debt service........................              5,215              30,197              (6,033)
Other................................................................            (15,988)             (3,247)               (615)
                                                                             -----------          ----------           ---------
Net cash flows from financing activities.............................           (201,274)          1,860,295            (128,501)
                                                                             -----------          ----------           ---------
Effect of exchange rate changes on cash..............................                244                (621)               (424)
                                                                             -----------          ----------           ---------

Net increase (decrease) in cash and cash equivalents...............                3,163            (273,573)            (12,716)
Cash and cash equivalents at beginning of period...................               38,152             303,611             316,327
                                                                             -----------          ----------           ---------
Cash and cash equivalents at end of period...........................        $    41,315          $   30,038           $ 303,611
                                                                             ===========          ==========           =========

Interest paid, net of amount capitalized.............................        $   167,370          $  155,437           $  35,057
                                                                             ===========          ==========           =========
Income taxes paid....................................................        $    52,114          $   61,495           $       -
                                                                             ===========          ==========           =========


The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     In the opinion of management of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (collectively referred to as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and for the three months ended June 30, 2000 and for the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) and the related consolidated statements of cash flows for the six months ended June 30, 2001 and for the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor). The results of operations for the three and six months ended June 30, 2001, and for the three months ended June 30, 2000 and the period March 14, 2000 to June 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) are not necessarily indicative of the results to be expected for the full year.

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

     Reference is made to the Company's most recently issued annual report on Form 10-K that included information necessary or useful to the understanding of the Company's business and financial statement presentations.

2.       Property, Plant, Contracts and Equipment

Property, plant, contracts and equipment comprise the following (in thousands):

                                                                           June 30,            December 31,
                                                                             2001                  2000
                                                                        --------------        --------------
Operating assets:
Utility generation and distribution system.........                     $   6,184,998         $   6,157,482
Independent power plants...........................                           931,171               698,069
Power sales agreement..............................                            78,428                82,231
Other assets.......................................                           469,867               421,231
                                                                        -------------         -------------
Total operating assets.............................                         7,664,464             7,359,013

Less accumulated depreciation and amortization.....                        (3,456,582)           (3,312,019)
                                                                        -------------         -------------
Net operating assets...............................                         4,207,882             4,046,994

Mineral and gas reserves and exploration assets,
    net............................................                           376,541               373,742

Construction in process:
   Casecnan........................................                           428,595               388,398
   Zinc recovery project...........................                           177,101               166,406
   Utility generation and distribution system......                           110,377               141,160
   Cordova.........................................                                 -               224,514
   Other development...............................                            18,340                 7,433
                                                                         ------------          ------------
Total..............................................                      $  5,318,836          $  5,348,647
                                                                         ============          ============

3.   Equity Investments

     CE Generation, the Company's 50% owned subsidiary, has interests in ten operating geothermal plants in Imperial Valley, California and three operating natural gas-fired cogeneration plants in New York, Texas and Arizona. The following is summarized financial information for CE Generation (in thousands):

                                 Three Months Ended           Six Months Ended
                                 June 30,     June 30,     June 30,     June 30,
                                  2001         2000         2001         2000
                                ---------    ---------     --------     --------

Revenues                        $129,405     $112,505     $279,092      $206,975
Income before cumulative
  effect of change
  in accounting principle         17,372       16,939       37,546        18,905
Net income                        17,372       16,939       22,160        18,905

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

     The Financial Accounting Standards Board ("FASB") has approved guidance that, in general, option contracts and forward contracts with optionality features cannot qualify for the normal purchases and normal sales exception under SFAS 133/138 as amended. However, the FASB has also issued guidance that energy capacity contracts that include certain characteristics of purchased and written options could qualify as normal purchases and sales as long as certain criteria are met. The Company has performed a preliminary review of its contracts with the above characteristics and believes that these contracts are not subject to the financial reporting requirements of SFAS 133/138. Another issue, which included tentative guidance as of the filing of the first quarter 2001 Form 10-Q, stated that derivative contracts which do not result in physical delivery of power because of transmission scheduling, referred to as bookouts, cannot meet the normal purchases and normal sales exception. This issue was abandoned by the FASB during the second quarter of 2001.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. The Company is monitoring the issues being reviewed by the Derivatives Implementation Group and the FASB to determine what, if any, impact they may have on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company is evaluating the impact resulting from the adoption of these standards.

6.   Comprehensive Income  (Loss)

     Comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was $91.1 million and ($33.2) million, respectively. Comprehensive income for the six months ended June 30, 2001 was $69.4 million, which includes the transition loss of $3.3 million related to the initial adoption of SFAS 133. Comprehensive loss for the period March 14, 2000 to June 30, 2000 was ($29.8) million. Comprehensive income of MEHC (Predecessor) for the period January 1, 2000 to March 13, 2000 was $26.0 million. Comprehensive income differs from net income due primarily to foreign currency translation adjustments, unrealized gains and losses from marketable securities, and fair value adjustments of cash flow hedges.

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

     For the six months ended June 30, 2001, a net gain of $.4 million, representing the ineffectiveness of cash flow hedges, was reflected in cost of sales. During the twelve months beginning July 1, 2001, it is anticipated that all of net unrealized gains (losses) on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings.

     Unrealized gains and losses on fair value hedges are recognized in income as either operating revenues or cost of sales, depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For the six months ended June 30, 2001, the net income statement impact realized from the ineffectiveness of fair value hedges was immaterial.

     Unrealized gains and losses on derivatives held for trading purposes are recognized in income each reporting period as operating revenues.

As of June 30, 2001, the following instruments were held as hedges:

                                      Notional      Unit of      Fair Value
                                       Amount       Measure  Asset (Liability)
                                       ------       -------  -----------------

Natural Gas Futures - Net Short      4,930,000       MMBtu      $9,905,000
Natural Gas Swaps                      419,000       MMBtu      (4,465,000)
Natural Gas Options-Long               950,000       MMBtu      (1,676,000)
Natural Gas Options-Short              950,000       MMBtu           1,000
Electricity Forward
   Contracts - Net Short               306,000         MWh         588,000

Northern

     On March 27, 2001, the New Electricity Trading Arrangements ("NETA") came into effect and replaced the previous Pooling & Settlement arrangements that had been in place since 1990. A key feature of NETA is the ability provided to participants to trade bi-lateral contracts for physical energy delivery under the new industry governance arrangements set out in the Balancing & Settlement Code. This is significantly different from the Pooling & Settlement arrangements that previously existed whereby prices were determined centrally with participants being required to sell and buy physical energy through the Pool and use financial instruments in the form of Contracts for Difference ("CfDs") and Electricity Forward Agreements ("EFAs") to manage risk associated with volatility of the centrally determined "Pool" price. As a result of NETA, all of the previous CfD and EFA agreements were replaced with bi-lateral contracts which fall under the normal purchases and normal sales exception and therefore are not subject to the financial reporting requirements of SFAS 133/138.

     At June 30, 2001, CE Electric UK Funding Company had fixed-rate obligations denominated in U.S. dollars that exposed CE Electric UK Funding Company to losses in the event of increases in the exchange rate of U.S. dollars to Sterling pounds. When this obligation was issued, CE Electric UK Funding Company entered into certain currency rate swap agreements that effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling pounds. At June 30, 2001, these currency rate swap agreements had an aggregate notional amount of $362 million, which the Company would receive approximately $47.2 million if terminated.

8.   Commitments and Contingencies

Financial Condition of Edison

     Southern California Edison ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding the city of Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

     Edison  failed  to pay  approximately  $119  million  due  under  the Power
Purchase Agreements of indirect subsidiaries of the Company's 50% owned subsidiary, CE Generation, for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

     On February 21, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo), subsidiaries of CE Generation, filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

     On March 22, 2001, the Superior Court granted the Imperial Valley Projects' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

     As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court terminated the Imperial Valley Projects' right to resell power pursuant to the Declaratory Judgment.

     On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the California Public Utilities Commission ("Commission") has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remain unchanged.

     As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative". Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive".

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $82 million at June 30, 2001.

Minerals Extraction

     The Company owns the rights to proprietary processes for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Projects. The Company intends to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology.

     CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Imperial Valley Project's sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in late 2002. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

     The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals, LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals, LLC drew $29.7 million under the EPC Contract Letter of Credit on July 20, 2001. CalEnergy Minerals, LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

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

     On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Furthermore, in July 2001, CE Casecnan received new schedule information from the Contractor which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to October 6, 2001.

     The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the Company agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the

Contractor's schedule delay. As agreed in the Shareholder Support Letter and assuming payments are received under the bank guaranty supporting the Contractor's obligation to pay delay liquidated damages prior to October 6, 2001, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project. However, due to the delay in completion of the project, CE Casecnan does not presently expect that it will receive significant operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan presently expects that it will have insufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities"), unless the Company agrees to fund the expected shortfall amount which is currently estimated to be approximately $24.6 million.

     CE Casecnan has been advised that the willingness of the Company to fund such November 15, 2001 shortfall will principally depend upon the progress of the pending arbitration proceedings involving the Contractor, including any orders issued in the future by the arbitration panel; completion of the Casecnan Project in substantial compliance with the revised construction schedule; and performance by the National Irrigation Administration ("NIA") of its obligations under the Project Agreement. Subject to these same assumptions, CE Casecnan does not presently expect that any additional funding will be required to be provided to it by the Company in order for CE Casecnan to make future principal and interest payments on the Debt Securities following the November 15, 2001 payments.

     CE Casecnan's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' ("RP") performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letter, no shareholders, partners or affiliates of CE Casecnan, including the Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of CE Casecnan's obligations. As a result, payment of CE Casecnan's obligations depends upon the availability of sufficient revenues from CE Casecnan's business after the payment of operating expenses.

Cordova

     Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, completed construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). The Cordova Project became operational June 19, 2001.

MidAmerican

     On July 10, 2001, MidAmerican Energy announced plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.5 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in Spring 2002 on the first project, a 540-megawatt natural gas-fired combined cycle unit which has an estimated cost of $340 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

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

                                                                                                                  MEHC (Predecessor)
                                                   Three Months               Six Months       March 14, 2000       January 1, 2000
                                                  Ended June 30,                 Ended             Through               Through
                                               2001             2000         June 30, 2001      June 30, 2000       March 13, 2000
                                               ----             ----         -------------      -------------       ---------------
Revenue:
CalEnergy Generation - Domestic             $    18,411     $   9,955         $   26,586           $    9,944         $      4,520
CalEnergy Generation - Foreign.                  52,038        48,632            104,750               58,692               42,726
MidAmerican....................                 614,108       481,477          1,511,185              564,696              447,583
Northern.......................                 355,785       477,174            912,602              577,058              499,017
HomeServices...................                 180,864       139,175            280,905              160,194               66,880
                                             -----------   ----------         ----------           ----------         ------------
Segment revenue................               1,221,206     1,156,413          2,836,028            1,370,584            1,060,726
Corporate......................                   1,727        (3,739)              (205)              (4,071)               1,830
                                             ----------    -----------        ----------           ----------         ------------
                                             $1,222,933    $1,152,674         $2,835,823           $1,366,513         $  1,062,556
                                             ==========    ==========         ==========           ==========         ============

Income before provision for income
taxes:
CalEnergy Generation - Domestic              $   10,015     $   7,229         $   14,389           $    6,854         $      2,877
CalEnergy Generation - Foreign.                  22,714        16,107             45,573               20,293               15,976
MidAmerican....................                  46,717        34,384            123,895               42,612               63,315
Northern.......................                  24,581        28,580             96,763               38,193               58,673
HomeServices...................                  15,881        12,496             12,612               13,003               (4,929)
                                             ----------     ---------         ----------           ----------         ------------
Segment operating income.......                 119,908        98,796            293,232              120,955              135,912
Corporate......................                 (41,760)      (49,296)          (108,113)             (60,698)             (44,742)
                                             ----------     ---------         ----------           ----------         ------------
                                             $   78,148    $   49,500         $  185,119           $   60,257         $     91,170
                                             ==========    ==========         ==========           ==========         ============

                                           June 30,          December 31,
                                             2001               2000
                                         -------------      -------------

Identifiable assets:
CalEnergy Generation - Domestic....        $ 1,019,827      $   968,444
CalEnergy Generation - Foreign.....          1,127,271        1,188,445
MidAmerican........................          5,085,046        5,392,273
Northern...........................          2,829,231        2,929,665
HomeServices.......................            221,701          163,101
                                           -----------      -----------
Segment identifiable assets........         10,283,076       10,641,928
Corporate..........................          1,022,633        1,038,723
                                           -----------      ------------
                                           $11,305,709      $11,680,651
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

10.  Subsequent Event

     On August 6, 2001, the Company and Innogy, plc reached an agreement to exchange Northern's electricity and gas supply and metering business for
Innogy's  Yorkshire  Electricity   distribution  business.  The  transaction  is
expected to close in approximately two to three months. The acquisition of Yorkshire's distribution business by Northern Electric plc will create a company serving more than 3.6 million customers in the United Kingdom throughout an area of approximately 10,000 square miles.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

Teton Transaction

     On March 14, 2000, the Company and entities representing an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, David L. Sokol, Chairman and Chief Executive Officer of the Company, and Gregory E. Abel, Chief Operating Officer of the Company closed on a definitive agreement and plan of merger whereby the investor group acquired all of the outstanding common stock of the Company (the "Teton Transaction"). As a result of the Teton Transaction, Berkshire Hathaway, Mr. Scott, Mr. Sokol and Mr. Abel own approximately 9.7%, 86%, 3% and 1% of the voting stock respectively.

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

MidAmerican

     MidAmerican Energy Company ("MidAmerican Energy") is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of June 30, 2001, MidAmerican Energy had approximately 669,000 retail electric customers and 646,000 retail natural gas customers.

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

     Northern's supply business primarily involves the bulk purchase of electricity, previously through a central pool and from March 27, 2001 on through the New Electricity Trading Agreements ("NETA"), and subsequent resale to individual customers throughout the U.K. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. As of June 30, 2001, Northern supplied electricity to approximately 1.1 million customers.

     Northern also competes to supply gas inside and outside its authorized area. As of June 30, 2001, Northern supplied gas to approximately 467,000 customers.

     On August 6, 2001, the Company and Innogy, plc reached an agreement to exchange Northern's electricity and gas supply and metering business for
Innogy's  Yorkshire  Electricity   distribution  business.  The  transaction  is
expected to close in approximately two to three months. The acquisition of Yorkshire's distribution business by Northern Electric plc will create a company serving more than 3.6 million customers in the United Kingdom throughout an area of approximately 10,000 square miles.

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

     On June 19, 2001, Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, commenced operation of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into a power purchase agreement with a unit of El Paso Energy Corporation ("El Paso") in which El Paso will purchase all of the capacity and energy from the project until December 31, 2019. Cordova Energy has exercised an option under the El Paso Power Purchase Agreement to callback 50% of the project output for sales to others for the contract years ending on or prior to May 14, 2004. Cordova Energy subsequently entered into a power purchase agreement with MidAmerican Energy whereby MidAmerican Energy will purchase 50% of the capacity and energy from the Cordova Project until May 14, 2004.

     The Company has a 50% ownership interest in CE Generation LLC ("CE Generation") which has interests in ten geothermal plants in the Imperial Valley, California and three natural gas-fired cogeneration plants. For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Turbo, Elmore and Leathers (collectively the "Partnership Projects") are based on capacity amounts of 34, 38, 10, 38, and 38 net MW, respectively, and for Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants (collectively the "Salton Sea Projects") are based on capacity amounts of 10, 20, 50, 40 and 49 net MW, respectively (the Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects"). Plant capacity factors for Saranac, Power Resources and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, and 50 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

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

Results of Operations for the Quarters Ended June 30, 2001 and 2000:

     Operating revenue increased in the second quarter of 2001 to $1,184.7 million from $1,123.2 million for the same period in 2000, a 5.5% increase. MidAmerican operating revenue increased in the second quarter of 2001 to $600.4 million from $470.1 million for the same period in 2000, primarily due to increases in volumes and prices of non-regulated gas. Northern's operating revenue decreased in the second quarter of 2001 to $350.1 million from $470.2 million for the same period in 2000, primarily due to lower volumes and rates of electricity supplied inside and outside its authorized area partially offset by higher volumes and rates of external access charges. Operating revenue of HomeServices increased in the second quarter of 2001 to $180.1 million from $137.8 million for the same period in 2000, primarily due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment.

The following data represents sales from MidAmerican Energy:

                                                              Three Months
                                                             Ended June 30,
                                                        ----------------------
                                                        2001              2000
                                                        ----              ----

Electric Retail Sales (GWh).....................        4,008             3,940

Electric Sales for Resale (GWh).................        1,890             1,362

Regulated and Non-regulated Gas Supplied
   (Thousands of MMBtus)........................       53,103            31,706

     MidAmerican Energy retail electric sales increased in the second quarter 2001 from the second quarter 2000 due to warmer temperatures and non-weather related sales increases. MidAmerican Energy electric sales for resale increased in the second quarter as higher production at the Cooper and Neal power plants increased available sales volumes. MidAmerican Energy regulated and non-regulated gas supplied increased in the second quarter due to growth in the non-regulated markets.

     The following data represents the supply and distribution operations in the
U.K.:

                                                            Three Months
                                                            Ended June 30,
                                                      ------------------------
                                                      2001                2000
                                                      ----                ----

Electricity Supplied (GWh)......................      4,054               4,691

Electricity Distributed (GWh)...................      4,051               3,790

Gas Supplied (Thousands of MMBtus)..............      8,060               8,721

     The decrease in electricity supplied for the three months ended June 30, 2001 from the same periods in 2000 is due to the decrease in supply volumes both inside and outside the authorized area. The increase in electricity distributed for the three months ended June 30, 2001 from the same period in 2000 is due to changes in demand in the authorized area. The decrease in gas supplied in 2001 from 2000 reflects lower volume in the U.K. industrial and commercial markets.

     Interest and other income increased in the second quarter of 2001 to $38.2 million from $29.4 million for the same period in 2000, a 29.7% increase. The increase is primarily due to gains on the sales of Western States Geothermal, an indirect wholly owned subsidiary of the Company and other investments, partially offset by lower income from cost and equity investments.

     Cost of sales increased in the second quarter of 2001 to $641.8 million from $612.3 million for the same period in 2000, a 4.8% increase. The increase is primarily due to higher volumes of non-regulated gas supplied at MidAmerican and increased cost at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment, partially offset by lower costs at Northern due to a decrease in the exchange rate and lower electricity purchase costs, partially offset by higher gas costs.

     Operating expenses increased to $284.4 million in the three months ended June 30, 2001 from $273.1 million in the same period in 2000. MidAmerican's operating expenses increased to $165.4 million in 2001 from $157.6 million in the same period in 2000 primarily due to higher bad debt, pension and Cooper costs. Northern's operating expenses decreased $15.6 million due primarily to lower foreign exchange rate and lower bad debt and pension costs. HomeServices' operating expenses increased $11.9 million due primarily to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment.

     Depreciation and amortization increased $1.5 million to $121.6 million in the three months ended June 30, 2001 from $120.1 million in the same period in 2000. The increase is primarily due to higher goodwill and purchase accounting amortization relating to the Teton and HomeServices' acquisitions.

     Interest expense, less amounts capitalized, decreased marginally in the second quarter of 2001 to $97.0 million from $97.7 million for the same period in 2000. The decreases are due to the lower average outstanding debt balances and increased capitalized interest at Casecnan, Cordova and Zinc Recovery Project, partially offset by decreased capitalized interest on the mineral extraction process.

     The provision for income taxes increased in the second quarter of 2001 to $19.9 million from $11.5 million for the same period in 2000. The increase is due primarily to higher pretax income.

     Minority interest increased marginally in the second quarter of 2001 to $27.4 million from $26.9 million for the same period in 2000. The increase is primarily due to the increase in minority interest at HomeServices.

     Net income increased in the second quarter of 2001 to $30.8 million from $11.0 million for the same period in 2000.

     Results of Operations for the Six Months Ended June 30, 2001 and the Periods March 14, 2000 through June 30, 2000, and January 1, 2000 through March 13, 2000:

     The following is a discussion of the historical results of the Company for the six months ended June 30, 2001 and the period March 14, 2000 through June 30, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000, through March 13, 2000. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisition, including the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the six months ended June 30, 2000 to the six months ended June 30, 2001.

     Pro forma operating revenue for the six months ended June 30, 2001 was $2,780.0 million compared with $2,382.2 million for the same period in 2000, an increase of 16.7%. MidAmerican Energy operating revenue increased for the six months ended June 30, 2001 to $1,489.9 million from $992.7 million for the same period in 2000, primarily due to increases in volumes and prices of regulated and non-regulated gas. Northern operating revenue decreased for the six months ended June 30, 2001 to $906.1 million from $1,068.1 million for the same period in 2000, primarily due to changes in foreign exchange rates and lower volumes and rates of electricity supplied. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment.

The following data represents sales from MidAmerican Energy:

                                                             Six Months
                                                           Ended June 30,
                                                  ------------------------------
                                                       2001              2000
                                                  ---------------    -----------

Electricity Retail Sales (GWh)...............          8,029             7,905

Electricity Sales for Resale (GWh)...........          4,391             3,443

Regulated and Non-Regulated Gas Supplied
(Thousands of MMBtus)........................        123,268            82,571

     MidAmerican Energy electric retail sales increased for the six months ended June 30, 2001 from the same period in 2000 due to more extreme temperatures partially offset by a decrease in non-weather related sales. Electric sales for resale increased for the six months ended June 30, 2001 from the same period in 2000 due to higher production at the Cooper and Neal power plants and favorable market conditions. Regulated and non-regulated gas supplied increased due to growth in the non-regulated markets for the six months ended June 30, 2001 compared to the same period in 2000.

     The following data represents the supply and distribution operations in the
U.K.:

                                                              Six Months
                                                            Ended June 30,
                                                 -------------------------------
                                                     2001                2000
                                                 ------------         ----------

Electricity Supplied (GWh)..............             9,176               9,915

Electricity Distributed (GWh)...........             8,559               8,210

Gas Supplied (Thousands of MMBtus)......            34,688              25,443

     The decrease in electricity supplied for the six months ended June 30, 2001 is due to the decreases in volumes both inside and outside the authorized area. The increase in electricity distributed for the six months ended June 30, 2001 is due to changes in demand in the distribution area. The increase in gas supplied in 2001 from 2000 reflects higher volume in the U.K. industrial and commercial markets.

     Pro forma interest and other income for the six months ended June 30, 2001 was $55.9 million compared with $46.8 million for the same period in 2000. The increase was due primarily to gains on the sales of Western States Geothermal, an indirect wholly owned subsidiary of the Company and other investments, partially offset by reduced interest income and lower income from equity investments.

     Pro forma cost of sales for the six months ended June 30, 2001 was $1,671.8 million compared with $1,283.7 million for the same period in 2000, an increase of 30.2%. The increase relates primarily to increased volumes and prices for both regulated and non-regulated gas at MidAmerican Energy, and acquisitions at HomeServices, partially offset by decreased cost of sales at Northern due to a lower foreign exchange rate and lower electricity volumes and prices.

     Pro forma operating expenses for the six months ended June 30, 2001 was $550.9 million compared with $542.8 million for the same period in 2000. The increase was primarily due to higher costs at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and higher costs at MidAmerican due to costs related to Cooper, accounts receivable discounts and bad debts, partially offset by lower costs at Northern due to lower exchange rate and lower costs related to bad debt, marketing and pensions.

     Pro forma depreciation and amortization for the six months ended June 30, 2001 was $237.8 million compared with $242.5 million for the same period in 2000. This decrease was due to lower depreciation at Northern primarily due to lower foreign exchange rates, partially offset by higher depreciation at MidAmerican Energy due to an increase in depreciation rates implemented in 2001 and utility capital expenditures.

     Pro forma interest expense, less amounts capitalized, for the six months ended June 30, 2001 was $190.2 million compared with $204.0 million for the same period in 2000, a decrease of 7.3%. This decrease is due to lower average outstanding debt balances, an increase in capitalized interest related to the construction of Casecnan, Cordova and Zinc Recovery Project and lower foreign exchange rates at Northern, partially offset by lower capitalized interest on the mineral extraction process.

     The loss on non-recurring item of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs related to the Teton Transaction.

     Pro forma tax expense for the six months ended June 30, 2001 was $54.2 million compared with $40.7 million for the same period in 2000. The increase is due to higher pre-tax income.

     Pro forma minority interest for the six months ended June 30, 2001 was $52.2 million compared with $51.5 million for the same period in 2000. The increase is primarily due to increased minority interest at HomeServices.

     Pro forma net income for the six months ended June 30, 2001 was $74.1 million compared with $56.4 million for the same period in 2000.

Liquidity and Capital Resources

     The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements.

     The Company's cash and cash equivalents were $41.3 million at June 30, 2001 compared to $38.2 million at December 31, 2000. In addition, the Company recorded separately restricted cash and investments of $39.5 million and $90.9 million at June 30, 2001 and December 31, 2000, respectively. The restricted cash balance as of June 30, 2001 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Philippine Projects' restricted cash is reserved for the service of debt obligations.

     On March 1, 2001 MidAmerican Funding, LLC retired $200 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001 MidAmerican Funding, LLC issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

Construction

Minerals Extraction

     The Company owns the rights to proprietary processes for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Projects. The Company intends to sequentially develop facilities for the extraction of manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology.

     CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Imperial Valley Project's sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in 2002. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

     The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals, LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals, LLC drew $29.7 million under the EPC Contract Letter of Credit on July 20, 2001. CalEnergy Minerals, LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

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

     On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a new working schedule from the Contractor that showed a completion date of August 31, 2001. Furthermore, in July 2001, CE Casecnan received new schedule information from the Contractor which extends the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to October 6, 2001.

     The receipt of the working schedule does not change the Guaranteed Substantial Completion Date under the Replacement Contract, and the Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of receipt of the working schedule, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, the Company agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's schedule delay. As agreed in the Shareholder Support Letter and assuming payments are received under the bank guaranty supporting the Contractor's obligation to pay delay liquidated damages prior to October 6, 2001, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project. However, due to the delay in completion of the project, CE Casecnan does not presently expect that it will receive significant operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan presently expects that it will have insufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities"), unless the Company agrees to fund the expected shortfall amount which is currently estimated to be approximately $24.6 million.

     CE Casecnan has been advised that the willingness of the Company to fund such November 15, 2001 shortfall will principally depend upon the progress of the pending arbitration proceedings involving the Contractor, including any orders issued in the future by the arbitration panel; completion of the Casecnan Project in substantial compliance with the revised construction schedule; and performance by the National Irrigation Administration ("NIA") of its obligations under the Project Agreement. Subject to these same assumptions, CE Casecnan does not presently expect that any additional funding will be required to be provided to it by the Company in order for CE Casecnan to make future principal and interest payments on the Debt Securities following the November 15, 2001 payments.

     CE Casecnan's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' ("RP") performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letter, no shareholders, partners or affiliates of CE Casecnan, including the Company, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of CE Casecnan's obligations. As a result, payment of CE Casecnan's obligations depends upon the availability of sufficient revenues from CE Casecnan's business after the payment of operating expenses.

Cordova

     Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, completed construction of a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). The Cordova Project became operational June 19, 2001.

MidAmerican

     On July 10, 2001, MidAmerican Energy announced plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.5 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in Spring 2002 on the first project, a 540-megawatt natural gas-fired combined cycle unit which has an estimated cost of $340 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

Domestic Rate Matters: Electric

     In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

     On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On July 12, 2001, MidAmerican Energy, the Office of Consumer Advocate and other parties jointly filed a settlement agreement with the Iowa Utilities Board that, if approved, will freeze the rates in effect on December 31, 2000 through December 31, 2005, and, with modifications, will reinstate the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the proposed settlement agreement, 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year would be deferred as a regulatory liability to be used to offset a portion of the cost of future generating plant investments.

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

     Beginning on March 27, 2001, the New Electricity Trading Arrangements ("NETA") replaced the Pool with market arrangements more reflective of other commodities. The bulk of energy settlement under this system occurs either bilaterally or through power exchanges. Risk mitigation is dependent on the establishment of effective load forecasting tools, addressing short and longer-term requirements. In addition, it is expected that new hedging facilities will be established, although the form of these has yet to be defined.

     On August 6, 2001, the Company and Innogy, plc reached an agreement to exchange Northern's electricity and gas supply and metering business for
Innogy's  Yorkshire  Electricity   distribution  business.  The  transaction  is
expected to close in approximately two to three months. The acquisition of Yorkshire's distribution business by Northern Electric plc will create a company serving more than 3.6 million customers in the United Kingdom throughout an area of approximately 10,000 square miles.

Environmental Matters:  Domestic

     The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

     MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of June 30, 2001, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

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

     The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2000 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM were required to be de-contaminated by December 31, 2000. Northern has registered 62 items above 50 PPM, de-contaminated 4 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

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

     Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $55 million for Cooper decommissioning during the period 2001 through 2004. MidAmerican Energy's obligation, if any, for Cooper decommissioning may be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District filed a lawsuit in United States District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. Refer to Part II, Item 1. Legal Proceedings, for further discussion of the litigation.

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

Financial Condition of Edison

     Southern California Edison ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding the city of Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

     Edison  failed  to pay  approximately  $119  million  due  under  the Power
Purchase Agreements of indirect subsidiaries of the Company's 50% owned subsidiary, CE Generation for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

     On February 21, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo), subsidiaries of CE Generation filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

     On March 22, 2001, the Superior Court granted the Imperial Valley Projects' Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

     As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court terminated the Imperial Valley Projects' right to resell power pursuant to the Declaratory Judgment.

     On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the California Public Utilities Commission ("Commission") has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remain unchanged.

     As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative". Moody's had downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive".

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $82 million at June 30, 2001.

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

     The Financial Accounting Standards Board ("FASB") has approved guidance that, in general, option contracts and forward contracts with optionality features cannot qualify for the normal purchases and normal sales exception under SFAS 133/138 as amended. However, the FASB has also issued guidance that energy capacity contracts that include certain characteristics of purchased and written options could qualify as normal purchases and sales as long as certain criteria are met. The Company has performed a preliminary review of its contracts with the above characteristics and believes that its contracts are not subject to the financial reporting requirements of SFAS 133/138. Another issue which included tentative guidance as of the filing of the first quarter 2001 Form 10-Q, stated that derivative contracts which do not result in physical delivery of power because of transmission scheduling, referred to as bookouts, cannot meet the normal purchases and normal sales exception. This issue was abandoned by the FASB during the second quarter of 2001.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivatives Implementation Group and the FASB. The Company is monitoring the issues being reviewed by the Derivatives Implementation Group and the FASB to determine what, if any, impact they may have on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company is evaluating the impact resulting from the adoption of these standards.

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

     Refer to Note 7 in Notes to Consolidated Financial Statements for further discussion of derivatives used to hedge price risk and currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

         The Company and its subsidiaries have no material legal proceedings except for the following:

         Southern California Edison

         The Imperial Valley Projects have filed a lawsuit seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. See page 25.

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

         (4) that the NPPD has granted MidAmerican Energy an option to con-tinue taking 50% of the power from the plant;

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

     Since the remand to the  District  Court from the Eighth  Circuit  Court of
Appeals, the NPPD has been granted permission, over MidAmerican Energy's objections, to amend its complaint. The amended complaint asserts that even though the Eighth Circuit Court of Appeals held that MidAmerican Energy has no liability under the power purchase agreement to reimburse or pay the NPPD a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. The NPPD's post-remand contentions -- all strongly disputed by MidAmerican Energy -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched;
(iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) the NPPD is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by the NPPD. Trial in these matters is scheduled to begin on March 4, 2002.

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



                                            MIDAMERICAN ENERGY HOLDINGS COMPANY
                                            -----------------------------------
                                                        (Registrant)





Date:  August 14, 2001                             /s/  Patrick J. Goodman
                                            ------------------------------------
                                                        Patrick J. Goodman
                                                        Senior Vice President &
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                                        Page No.
-----------                                                        --------

15             Awareness Letter of Independent Accountants            33

                                                                      Exhibit 15

                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



MidAmerican Energy Holdings Company
Des Moines, Iowa

     We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited consolidated interim financial information of MidAmerican Energy Holdings Company and subsidiaries for the period ended June 30, 2001 and for the period March 14, 2000 to June 30, 2000 for MidAmerican Energy Holdings Company and for the period January 1, 2000 to March 13, 2000 for MidAmerican Energy Holdings Company (Predecessor), as indicated in our report dated August 6, 2001; because we did not perform an audit, we expressed no opinion on that information.

     We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated by reference in Registration Statements No. 333-30537, No. 333-45615 and No. 333-62697 on Form S-3.

     We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Des Moines, Iowa
August 14, 2001