Form 10-Q
period 2001-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2001-11-14
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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


All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of November 14, 2001, 9,281,087 shares of common stock were outstanding.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I: Financial Information

                                                                        Page No.
ITEM 1.       Financial Statements

              Independent Accountants' Report..........................       1
              Consolidated Balance Sheets..............................       2

              Consolidated Statements of Operations....................       3

              Consolidated Statements of Cash Flows....................       4

              Notes to Consolidated Financial Statements...............       5

ITEM 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........      15

Part II:  Other Information

ITEM 1.       Legal Proceedings........................................      30
ITEM 2.       Changes in Securities and Use of Proceeds................      31
ITEM 3.       Defaults on Senior Securities............................      31
ITEM 4.       Submission of Matters to a Vote of Security Holders......      31
ITEM 5.       Other Information........................................      31
ITEM 6.       Exhibits and Reports on Form 8-K.........................      32

Signatures    .........................................................      33

Exhibit Index .........................................................      34

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 for the Company; for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor); for the period March 14, 2000 to September 30, 2000 for the Company; and for the three-month period ended September 30, 2000 for the Company; and the related consolidated statements of cash flows for the nine-month period ended September 30, 2001 for the Company; for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor); and for the period March 14, 2000 to September 30, 2000 for the Company. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) and for the period March 14, 2000 to December 31, 2000 for the Company (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Notes 17 and 19.A.), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.




DELOITTE & TOUCHE LLP
Des Moines, Iowa
October 26, 2001

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                               As of
                                                                               -------------------------------------
                                                                                September 30,        December 31,
                                                                                    2001                 2000
                                                                               ----------------    -----------------
                                                                               ----------------    -----------------
                                                                                 (Unaudited)

Assets
Current Assets:
   Cash and cash equivalents...........................................             $   584,173          $     38,152
   Restricted cash and short-term investments..........................                  48,714                42,129
    Marketable securities..............................................                  31,614                 5,419
   Accounts receivable.................................................                 335,607               903,469
    Inventory..........................................................                  71,265                81,943
   Other current assets................................................                  99,026                91,365
                                                                                   ------------         -------------
     Total Current Assets..............................................               1,170,399             1,162,477

Property, plant, contracts and equipment, net..........................               6,492,764             5,348,647
Excess of cost over fair value of net assets acquired, net.............               3,628,766             3,673,150
Regulatory assets......................................................                 218,072               240,934
Long-term restricted cash and investments..............................                  30,823                48,747
Nuclear decommissioning trust fund and other marketable securities.....                 158,056               202,227
Equity investments.....................................................                 256,047               246,466
Deferred charges, other investments and other assets...................                 879,850               758,003
                                                                                   ------------         -------------

Total Assets...........................................................            $ 12,834,777         $  11,680,651
                                                                                   ============         =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable....................................................            $    241,383         $     656,356
    Accrued interest...................................................                 186,863               107,726
    Accrued taxes......................................................                  98,214               125,645
   Other accrued liabilities...........................................                 305,133               250,975
    Short-term debt....................................................                 153,636               251,656
   Current portion of long-term debt...................................                 398,562               438,978
                                                                                   ------------         -------------
     Total Current Liabilities.........................................               1,383,791             1,831,336

Other long-term accrued liabilities....................................                 523,631               976,030
Parent company debt....................................................               1,833,349             1,829,971
Subsidiary and project debt............................................               4,864,793             3,398,696
Deferred income taxes..................................................               1,369,297               945,028
                                                                                   ------------         -------------
   Total Liabilities...................................................               9,974,861             8,981,061
                                                                                   ------------         -------------

Deferred income........................................................                  85,193                79,489
Minority interest......................................................                  42,584                11,491
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts.....................................                 787,598               786,523
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts...........................                 100,000               100,000
Preferred securities of subsidiary.....................................                 131,477               145,686

Commitments and contingencies (Note 8)

Shareholders' Equity:
Zero coupon convertible preferred stock - authorized 50,000 shares,
   no par value, 34,563 shares issued and outstanding..................                       -                     -
Common stock - authorized 60,000 shares, no par value;
   9,281 shares issued and outstanding.................................                       -                     -
Additional paid in capital.............................................               1,553,073             1,553,073
Retained earnings......................................................                 203,342                81,257
Accumulated other comprehensive loss, net..............................                 (43,351)              (57,929)
                                                                                   ------------         -------------
   Total Shareholders' Equity..........................................               1,713,064             1,576,401
                                                                                   ------------         -------------

Total Liabilities and Shareholders' Equity.............................            $ 12,834,777         $  11,680,651
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

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                                          MEHC
                                                                                                                    (Predecessor)
                                                                                                                  ------------------
                                                 Three Months             Nine Months        March 14, 2000        January 1, 2000
                                               Ended September 30,          Ended               Through                Through
                                              2001            2000     September 30, 2001  September 30, 2000       March 13,2000
                                              -----           ----     ------------------  ------------------       -------------

Revenues:
   Operating revenue......................   $1,136,233   $ 1,153,915      $3,916,185         $2,486,621              $1,049,523
   Interest and other income..............       19,566        32,977          65,036             66,784                  13,033
    Gain on non-recurring items...........      210,707             -         221,108                  -                       -
                                             ----------   -----------      ----------        -----------              ----------
Total revenues............................    1,366,506     1,186,892       4,202,329          2,553,405               1,062,556
                                             ----------   -----------      ----------        -----------              ----------

Costs and expenses:
   Cost of sales..........................      536,011       611,232       2,207,818          1,333,526                 561,386
   Operating expense......................      293,867       270,211         844,776            594,404                 219,303
   Depreciation and amortization..........      119,086       117,648         356,853            260,087                  97,278
   Interest expense.......................      119,809       124,226         362,163            272,250                 101,330
   Less interest capitalized..............      (19,877)      (27,220)        (72,010)           (57,914)                (15,516)
   Loss on non-recurring item...............          -             -               -                  -                   7,605
                                             -----------   -----------     -----------       -----------            ----------
Total costs and expenses..................    1,048,896     1,096,097       3,699,600          2,402,353                 971,386
                                             -----------   -----------     -----------       -----------              ----------

Income before provision for income taxes..      317,610        90,795         502,729            151,052                  91,170

Provision for income taxes................      241,873        28,829         296,088             42,646                  31,008
                                            -----------   -----------     -----------        -----------              ----------

Income before minority interest...........       75,737        61,966         206,641            108,406                  60,162

Minority interest.........................       27,796        27,071          79,952             59,026                   8,850
                                            -----------   -----------     -----------        -----------              ----------

Income before cumulative effect of change in
    accounting principle..................       47,941        34,895         126,689             49,380                  51,312

Cumulative effect of change in accounting
    principle, net of tax.................            -             -          (4,604)                 -                       -
                                            -----------   -----------     ------------       -----------              ----------

Net income available to common
   shareholders...........................  $    47,941   $    34,895     $   122,085        $    49,380              $   51,312
                                            ===========   ===========     ===========        ===========              ==========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                                           MEHC
                                                                                                                       (Predecessor)
                                                                                                                       -------------
                                                                                  Nine                                   January 1,
                                                                                 Months            March 14, 2000           2000
                                                                                  Ended               Through             Through
                                                                               September 30,       September 30,         March 13,
                                                                                  2001                 2000                 2000
                                                                            ------------------    ------------------   -------------

Cash flows from operating activities:
Net income........................................................         $    122,085           $    49,380           $    51,312
Adjustments to reconcile to net cash flows from
   operating activities:
Cumulative effect of change in accounting principle, net of tax...                4,604                     -                     -
Gain on non-recurring items.......................................             (221,108)                    -                     -
Depreciation and amortization.....................................              282,125               207,801                83,097
Amortization of excess of cost over fair value of
   net assets acquired............................................               74,728                52,286                14,181
Amortization of deferred financing costs and other costs..........               15,542                12,788                 4,075
Provision for deferred income taxes...............................              236,901                  (229)                7,735
Undistributed earnings on equity investments......................              (23,622)              (29,519)               (3,459)
Changes in other items:
   Accounts receivable and other current assets...................              630,668                 4,703                   440
   Accounts payable, accrued liabilities, deferred income
   and other......................................................             (330,933)              (34,665)               13,702
                                                                           ------------           -----------           -----------
Net cash flows from operating activities..........................              790,990               262,545               171,083
                                                                           ------------           -----------           -----------

Cash flows from investing activities:
Acquisition of Yorkshire Electric Distribution, net
    of cash acquired..............................................              (36,860)                    -                     -
Proceeds from sale of Northern Supply.............................              377,396                     -                     -
Purchase of HomeServices' minority interest.......................              (29,276)                    -                     -
Receipt of liquidated damages on construction project.............               29,648                     -                     -
Purchase of MEHC (Predecessor), net of cash acquired..............                    -            (2,048,266)                    -
Purchase of marketable securities.................................                    -               (29,581)               (8,251)
Proceeds from sale of marketable securities.......................                    -                47,747                12,562
Acquisition of realty companies...................................              (32,565)                    -                     -
Capital expenditures relating to operating projects...............             (242,337)
                                                                                                     (171,788)              (44,355)
Construction and other development costs..........................              (72,147)             (142,882)              (56,450)
Philippine-construction in progress...............................              (62,478)              (35,571)              (22,736)
Change in restricted investments..................................               17,924                79,444                48,788
Change in other assets............................................                1,998                  (541)               15,568
                                                                           ------------         --------------          -----------
Net cash flows from investing activities..........................              (48,697)           (2,301,438)              (54,874)
                                                                           ------------         --------------          -----------

Cash flows from financing activities:
Proceeds from issuances of common and preferred stock.............                    -             1,428,024                     -
Proceeds from issuance of trust preferred securities..............                    -               454,772                     -
Net repayment of short-term debt..................................             (106,654)             (249,266)             (118,718)
Repayment of subsidiary and project debt..........................             (268,001)              (62,492)               (3,135)
Repayment of parent company debt..................................                  (32)               (4,225)                    -
Redemption of preferred trust securities of subsidiaries..........              (14,616)              (20,058)                    -
Proceeds from subsidiary and project debt.........................              200,000               262,176                     -
Change in restricted investments-debt service.....................               (6,585)                7,954                (6,033)
Other.............................................................               (2,073)               (3,703)                 (615)
                                                                           ------------         --------------          -----------
Net cash flows from financing activities..........................             (197,961)            1,813,182              (128,501)
                                                                           ------------         -------------           -----------

Effect of exchange rate changes on cash...........................                1,689                  (656)                 (424)
                                                                           ------------         -------------           -----------

Net increase (decrease) in cash and cash equivalents..............              546,021              (226,367)              (12,716)
Cash and cash equivalents at beginning of period..................               38,152               303,611               316,327
                                                                           ------------         -------------           -----------
Cash and cash equivalents at end of period........................         $    584,173         $      77,244           $   303,611
                                                                           ============         =============           ===========

Interest paid, net of amount capitalized..........................         $    222,991         $     224,521           $    35,057
                                                                           ============        ==============           ===========
Income taxes paid.................................................         $     43,632         $      65,612           $         -
                                                                           ============        ==============           ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (collectively referred to as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and for the three months ended September 30, 2000 and for the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) and the related consolidated statements of cash flows for the nine months ended September 30, 2001 and for the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor). The results of operations for the three and nine months ended September 30, 2001, and for the three months ended September 30, 2000 and the period March 14, 2000 to September 30, 2000 for the Company and for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor) are not necessarily indicative of the results to be expected for the full year.

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

2.     Property, Plant, Contracts and Equipment

Property, plant, contracts and equipment comprise the following (in thousands):

                                                      September 30, December 31,
                                                           2001         2000
                                                      ------------- ------------
Operating assets:
Utility generation and distribution system............. $7,447,364   $6,157,482
Independent power plants...............................    940,087      698,069
Power sales agreement..................................     76,516       82,231
Other assets...........................................    436,575      421,231
                                                        ----------   ----------
Total operating assets.................................  8,900,542    7,359,013

Less accumulated depreciation and amortization......... (3,551,642)  (3,312,019)
                                                        ----------   ----------
Net operating assets...................................  5,348,900    4,046,994

Mineral and gas reserves and exploration assets, net...    389,309      373,742

Construction in process:
   Casecnan............................................    450,876      388,398
   Zinc recovery project...............................    153,159      166,406
   Utility generation and distribution system..........    146,589      141,160
   Cordova.............................................          -      224,514
   Other development...................................      3,931        7,433
                                                        ----------   ----------
Total.................................................. $6,492,764   $5,348,647
                                                        ==========   ==========

3.   Equity Investments

CE Generation, the Company's 50% owned subsidiary, has interests in ten operating geothermal plants in Imperial Valley, California and three operating natural gas-fired cogeneration plants in New York, Texas and Arizona. The following is summarized financial information for CE Generation (in thousands):

                          Three Months Ended              Nine Months Ended
                       September 30, September 30,  September 30,  September 30,
                           2001          2000           2001           2000
                      ------------- -------------   -------------  -------------

Revenues                 $123,649      $149,758        $402,741       $356,733
Income before cumulative
 effect of change in
 accounting principle    $ 10,907      $ 31,409        $ 48,453       $ 50,314
Net income               $ 10,907      $ 31,409        $ 33,067       $ 50,314

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible, long-lived assets, and the associated asset retirement costs. This pronouncement is effective for years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement is effective for years beginning after December 15, 2001. The Company is evaluating the impact that adoption of this standard will have on its financial statements.

6.   Comprehensive Income  (Loss)

Comprehensive income for the three months ended September 30, 2001 and 2000 was $69.7 million and $13.5 million, respectively. Comprehensive income for the nine months ended September 30, 2001 was $136.7 million, which includes the transition loss of $3.3 million related to the initial adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Comprehensive loss for the period March 14, 2000 to September 30, 2000 was $16.2 million. Comprehensive income of MEHC (Predecessor) for the period January 1, 2000 to March 13, 2000 was $26.0 million. Comprehensive income differs from net income due primarily to foreign currency translation adjustments, unrealized gains and losses from marketable securities and fair value adjustments of cash flow hedges.

7.   Accounting for Derivatives

Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, purchases and sales of wholesale electric energy and currency rate swap agreements. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in operating revenues or cost of sales, depending upon the nature of the physical transaction being hedged.

MidAmerican Energy
------------------

MidAmerican Energy enters into derivative financial instruments, including futures, swaps, options and forward contracts, to hedge the effect of price changes on cash flows from expected future physical transactions (cash flow hedges) and the fair value of physical purchase and sale commitments (fair value hedges) and to reduce natural gas price volatility for regulated gas customers. The objective of MidAmerican Energy's hedging program is to minimize the impact of changing prices for natural gas and electricity on its cash flows. From time to time, MidAmerican Energy also enters into derivative financial instruments for trading purposes to profit from changing prices for natural gas and electricity or to take advantage of price arbitrage opportunities.

For the nine months ended September 30, 2001, the net income effect, representing the ineffectiveness of cash flow hedges, was immaterial. During the twelve months beginning October 1, 2001, it is anticipated that all of net unrealized gains (losses) on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for future transactions through December 2002.

Unrealized gains and losses on fair value hedges are recognized in income as either operating revenues or cost of sales, depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For the nine months ended September 30, 2001, the net income statement impact realized from the ineffectiveness of fair value hedges was immaterial.

Unrealized gains and losses on derivatives held for trading purposes are recognized in income each reporting period as operating revenues.

MidAmerican Energy is exposed to fair value risk from changes in interest rates for fixed rate sinking fund preferred and perpetual preferred stocks (fixed rate preferred stocks). MidAmerican Energy reviews the interest rate sensitivity of these securities and purchases put options on U.S. Treasury securities. MidAmerican Energy's intent is to substantially offset any change in market value of the fixed rate preferred stocks due to a change in interest rates with a change in market value of the put options.

On January 1, 2001, as permitted by SFAS 133, MidAmerican Energy re-characterized its portfolio of preferred stock investments as "trading" securities. Accordingly, any changes in value in the portfolio, or in the derivatives used to hedge their exposure to changes in interest rates, are recognized in other income beginning January 1, 2001. This change in classification resulted in an initial pre-tax loss of $2.4 million. For the nine months ended September 30, 2001, excluding the initial pre-tax loss, a net pre-tax gain of $0.3 million, representing the ineffectiveness of the related fair value hedges, is included in other income.

CE UK Funding
-------------

At September 30, 2001, CE Electric UK Funding Company had a fixed-rate obligation denominated in U.S. dollars that exposed CE Electric UK Funding Company to losses in the event of increases in the exchange rate of U.S. dollars to Sterling pounds. When this obligation was issued, CE Electric UK Funding Company entered into certain currency rate swap agreements that effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling pounds. At September 30, 2001, these currency rate swap agreements had an aggregate notional amount of $362 million, from which the Company would receive approximately $47.9 million if terminated.

At September 30, 2001, Yorkshire Electricity Group plc ("Yorkshire") had a fixed-rate obligation denominated in U.S. dollars that exposed Yorkshire to losses in the event of increases in the exchange rate of U.S. dollars to Sterling pounds. When this obligation was issued, Yorkshire entered into certain currency rate swap agreements that effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling pounds. At September 30, 2001, these currency rate swap agreements had an aggregate notional amount of $255 million, from which the Company would receive approximately $23.0 million if terminated.

8.   Commitments and Contingencies

Financial Condition of Edison
-----------------------------

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

On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following occurrence of Events to restore Edison to creditworthi-ness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

On October 2, 2001 the Commission and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the Commission. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement, the Imperial Valley Projects believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Imperial Valley Projects are vigorously pursuing enforcement of their rights under the Settlement Agreements.

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

The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $90 million at September 30, 2001.

Minerals Extraction
-------------------

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

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against CalEnergy Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, CalEnergy Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. CalEnergy Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. CalEnergy Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60.0 million; however, CalEnergy Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. Therefore, CalEnergy Minerals LLC asked for a judgment in excess of approximatley $20.0 million. The arbitration is scheduled for June 2002.

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

On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a working schedule from the Contractor that showed a completion date of August 31, 2001. In July 2001, CE Casecnan received new schedule information from the Contractor that extended the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001. As a result of further delays in commis-sioning, the Contractor currently expects to reach Substantial Completion in late December 2001.

The Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of the current expected Substantial Completion Date in late December, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the current schedule, the Company previously agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's delay. Due to the additional delay in completion of the project, CE Casecnan will not receive expected operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan will not have sufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities"), unless the Company, or its affiliates, agree to fund the expected shortfall amount which is currently estimated to be approxi-mately $33.0 million.

The Company, or its affiliates, intends to make the necessary funds available to CE Casecnan to meet the principal and interest payments due on November 15, 2001. Assuming such funding is made, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events, including the collapse of the surge shaft. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce with venue in London, England.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. The tribunal is currently deliberating on the matters and reviewing the injunction. The tribunal is currently required to rule by February 28, 2002.

Under the Project Agreement, CE Casecnan is liable to pay the National Irrigation Administration ("NIA") $13,500 per day for each day of delay in completion of the Casecnan Project beyond the date NIA is able to accept delivery of water and electrical energy from the Project. The transmission line has been completed and NIA has recently completed installation and testing of the Project's metering equipment. Accordingly, NIA may assert liquidated damages accrue from the date such testing was completed.

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

NIA's payments of obligations under the Project Agreement will be substantially denominated in United States dollars and are expected to be CE Casecnan's sole source of operating revenues. Because of CE Casecnan's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the RP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of CE Casecnan to meet its existing and future obligations.

The Philippine Congress recently passed the Electric Power Industry Reform Act that is aimed at restructuring the electric industry, privatizing of the National Power Corporation and introducing a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

MidAmerican
-----------

On July 10, 2001, MidAmerican Energy announced plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.5 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in Spring 2002 on the first project, a 540-megawatt natural gas-fired combined cycle unit that has an estimated cost of $368 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

9.   Segment Information

The Company has identified five reportable business segments principally based on management structure: CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), MidAmerican (domestic utility operations), CE UK Funding (foreign utility operations), and HomeServices (real estate operations). Information related to the Company's reportable operating segments is shown below (in thousands).

                                                                                                                         MEHC
                                                                                                                     (Predecessor)
                                                                                                                     -------------
                                               Three Months             Nine Months          March 14, 2000         January 1, 2000
                                           Ended September 30,             Ended                Through                 Through
                                           2001             2000     September 30, 2001    September 30, 2000        March 13, 2000
                                           ----             ----     ------------------    ------------------        --------------
Revenue:   (1)
CalEnergy Generation - Domestic
                                        $   31,535     $    18,934      $   55,691            $   28,878             $     4,520
CalEnergy Generation - Foreign.             50,051          47,237         151,797               104,788                   42,726
MidAmerican....................            576,968         563,768       2,087,586             1,128,464                  447,583
CE UK Funding..................            320,830         423,289       1,233,432             1,000,347                  499,017
HomeServices...................            193,484         134,457         474,389               294,651                   66,880
                                        ----------     -----------      ----------            ----------             ------------
Segment revenue................          1,172,868       1,187,685       4,002,895             2,557,128                1,060,726
Corporate......................            (17,069)           (793)        (21,674)               (3,723)                   1,830
                                        ----------     -----------      ----------            ----------             ------------
                                        $1,155,799     $ 1,186,892      $3,981,221            $2,553,405             $  1,062,556
                                        ==========     ===========      ==========            ==========             ============
Income before provision for income
taxes:  (1)
CalEnergy Generation - Domestic
                                        $   22,921     $    15,633      $   34,953            $   22,487             $    2,877
CalEnergy Generation - Foreign.             20,757          13,639           66,330               33,592                  15,976
MidAmerican....................             80,453          97,106          203,781              139,718                  63,315
CE UK Funding..................             18,371           3,913          115,134               42,106                  58,673
HomeServices...................             19,077          13,307           31,689               26,310                  (4,929)
                                        ----------     -----------      -----------           ----------             -----------
Segment income before provision
for taxes......................            161,579         143,598          451,887              264,213                 135,912
Corporate......................            (54,676)        (52,803)        (170,266)            (113,161)                (37,137)
                                        ----------     -----------      -----------           ----------             -----------
                                        $  106,903     $    90,795      $   281,621           $  151,052             $    98,775
                                        ==========     ===========      ===========           ==========             ===========

(1) Before non-recurring items


                                           September 30,           December 31,
                                               2001                    2000
                                           -------------           ------------

Identifiable assets:
CalEnergy Generation - Domestic.......     $ 1,050,199             $   968,444
CalEnergy Generation - Foreign........       1,134,745               1,188,445
MidAmerican...........................       5,078,882               5,392,273
CE UK Funding.........................       4,234,650               2,929,665
HomeServices..........................         219,363                 163,101
                                           -----------             -----------
Segment identifiable assets...........      11,717,839              10,641,928
Corporate.............................       1,116,938               1,038,723
                                           -----------             -----------
                                           $12,834,777             $11,680,651
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

10.  Yorkshire Swap

On September 21, 2001, CE Electric UK plc, an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc executed an agreement to exchange Northern's electricity and gas supply and metering assets for 94.75% of Innogy's Yorkshire electricity distribution business. Northern's supply business was initially valued at approximately $430 million ((pound)295 million), including working capital of approximately $53 million ((pound)37 million). 94.75% of Yorkshire's distribution business was initially valued at approximately $395 million ((pound)271 million), including working capital of approximately $48 million ((pound)33 million). The net cash received by Northern for the exchange was approximately $35 million ((pound)24 million). Working capital is subject to adjustment and is currently under review.

The disposition of Northern supply created a pre-tax gain of $200.3 million and an after-tax gain of $0.4 million. Included in the carrying value of the Northern supply business was $504.4 million of goodwill allocated based on the relative fair values of the Northern supply business. In connection with the sale of the Northern supply business, management intends to sell the associated Northern retail business.

The Company paid $36.9 million, net of cash acquired of $362.8 million and transaction costs, for 94.75% of the Yorkshire electricity distribution business and related indebtness. The results of operations for Yorkshire are included in the Company's results beginning September 21, 2001. This transaction provides the opportunity to build on Northern and Yorkshire's strong reputations for customer satisfaction by bringing together the skills and resources of two neighboring distribution businesses to create one of the largest distribution companies in the U.K., serving more than 3.6 million customers in an area of approximately 10,000 square miles.

11.   Non-recurring Items

On September 13, 2001, the Company transferred shares of Bali Energy Ltd., an indirect wholly owned subsidiary of the Company to PT Tenaga Burni Bali. The Company recorded a pre-tax gain of $10.4 million and an after-tax gain of $6.5 million on the transfer of the shares.

On June 30, 2001, the Company closed on a transaction in which the Company sold Western States Geothermal, an indirect wholly owned subsidiary of the Company to Ormat. The Company recorded a pre-tax gain of $9.8 million and an after-tax gain of $6.4 million on the sale of Western States Geothermal.

12.   Purchase of HomeServices Minority Interest

On August 27, 2001, the Company commenced a tender offer to purchase the remaining outstanding shares of common stock of HomeServices.Com Inc. ("HomeServices"), an indirect majority owned subsidiary of the Company, for a cash purchase price of $17 per share. On September 25, 2001, the Company announced that it had successfully completed the tender offer for all outstanding shares of the common stock of HomeServices for $29.3 million. As a result, the Company owns 100% of the outstanding HomeServices common stock, although options entitling employees to purchase HomeServices common stock remain outstanding.

13.   Subsequent Event

On October 16, 2001, the Company closed on a transaction that transferred all properties and rights of the Telephone Flat Project, a geothermal development project in northern California to Calpine Corp. The Company received cash proceeds of $22.0 million and will recognize recorded an after-tax gain of $12.2 million.

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

Business of MEHC

MidAmerican Energy Holdings Company (the "Company" or "MEHC"), is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries the Company is organized and managed on five separate platforms: MidAmerican, CE UK Funding, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices.

MidAmerican

MidAmerican Energy Company ("MidAmerican Energy") is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of September 30, 2001, MidAmerican Energy had approximately 669,000 retail electric customers and 646,000 retail natural gas customers.

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

CE UK Funding

The operations of Northern Electric plc ("Northern"), an indirect wholly owned subsidiary of the Company, and Yorkshire Power Group plc ("Yorkshire"), an indirect majority owned subsidiary of the Company, consist primarily of the distribution of electricity and other auxiliary businesses in the United Kingdom. Through September 21, 2001, Northern's operations also included the supply of electricity and natural gas, and the related metering business. Northern's and Yorkshire's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

Northern and Yorkshire receive electricity from the national grid transmission system and distribute it to customers' premises using their network of transformers, switchgear and cables. Substantially all of the customers in their authorized areas are connected to their network and can only be delivered through their distribution system, thus providing Northern and Yorkshire with distribution volume that is stable from year to year. Northern and Yorkshire charge access fees for the use of the distribution system. The prices for distribution are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

Northern's supply business primarily involved the bulk purchase of electricity, previously through a central pool and from March 27, 2001 on through the New Electricity Trading Agreements ("NETA"), and subsequent resale to individual customers throughout the U.K. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. Northern also competed to supply gas inside and outside its authorized area.

On September 21, 2001, CE Electric UK plc, an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc executed an agreement to exchange Northern's electricity and gas supply and metering assets for 94.75% of Innogy's Yorkshire Electricity distribution business. This transaction provides the opportunity to build on Northern and Yorkshire's strong reputations for customer satisfaction by bringing together the skills and resources of two neighboring distribution businesses to create one of the largest distribution companies in the U.K., serving more than 3.6 million customers in an area of approximately 10,000 square miles. In connection with the sale of the Northern supply business, management intends to sell the associated Northern retail business.

CalEnergy Generation-Foreign

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

CalEnergy Generation-Domestic

Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, operates a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). Cordova Energy has entered into a power purchase agreement with a unit of El Paso Energy Corporation ("El Paso") in which El Paso will purchase all of the capacity and energy from the project until December 31, 2019. Cordova Energy has exercised an option under the El Paso Power Purchase Agreement to callback 50% of the project output for sales to others for the contract years ending on or prior to May 14, 2004. Cordova Energy subsequently entered into a power purchase agreement with MidAmerican Energy whereby MidAmerican Energy will purchase 50% of the capacity and energy from the Cordova Project until May 14, 2004.

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

HomeServices

HomeServices.Com, Inc. ("HomeServices"), a wholly-owned subsidiary of the Company, is the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 2000 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates in the following thirteen states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota, South Dakota and Georgia. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 2000. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona; Annapolis, Maryland and Atlanta, Georgia.

Results of Operations for the Quarters Ended September 30, 2001 and 2000:

Operating revenue decreased in the third quarter of 2001 to $1,136.2 million from $1,153.9 million for the same period in 2000, a 1.5% decrease. MidAmerican operating revenue increased in the third quarter of 2001 to $567.1 million from $553.5 million for the same period in 2000, primarily due to increases in prices on off-system electricity sales, partially offset by a decrease of natural gas prices. Northern and Yorkshire's operating revenue decreased in the third quarter of 2001 to $316.3 million from $421.4 million for the same period in 2000, primarily due to lower volumes of electricity supplied inside and outside its authorized area and the sale of the Northern supply business in September 2001, partially offset by Yorkshire distribution revenue beginning September 21, 2001. Operating revenue of HomeServices increased in the third quarter of 2001 to $193.1 million from $133.5 million for the same period in 2000, primarily due to acquisitions and the inclusion of a joint venture that was previously accounted for as an equity investment. CalEnergy Generation operating revenue increased in the third quarter of 2001 to $74.4 million from $45.5 million from the same period in 2000, primarily due to the commencement of operations of the Cordova Project in June 2001.

The following data represents sales from MidAmerican Energy:

                                                              Three Months
                                                           Ended September 30,
                                                        2001                2000
                                                        ----                ----
Electric Retail Sales (GWh).....................       4,814               4,713

Electric Sales for Resale (GWh).................       1,609               1,541

Regulated and Non-regulated Gas Supplied
   (Thousands of MMBtus)........................      43,028              31,169

MidAmerican Energy retail electric sales increased in the third quarter 2001 from the third quarter 2000 due to non-weather related sales increases. MidAmerican Energy electric sales for resale increased in the third quarter due to favorable market conditions. MidAmerican Energy regulated and non-regulated gas supplied increased in the third quarter due to growth in the non-regulated markets.

The following data represents the supply and distribution operations in the
U.K.:

                                                               Three Months
                                                            Ended September 30,
                                                         2001               2000
                                                         ----               ----
Electricity Supplied (GWh)......................        3,569              4,633

Electricity Distributed (GWh)...................        4,457              3,701

Gas Supplied (Thousands of MMBtus)..............        6,050              5,403

The decrease in electricity supplied for the three months ended September 30, 2001 from the same periods in 2000 is due to the decrease in supply volumes both inside and outside the authorized area and the sale of the Northern supply business in September 2001. The increase in electricity distributed for the three months ended September 30, 2001 from the same period in 2000 is due to the addition of Yorkshire and changes in demand in the authorized area. The increase in gas supplied in 2001 from 2000 reflects higher volume in the U.K. industrial and commercial markets, partially offset by the sale of the Northern supply business in September 2001.

Interest and other income decreased in the third quarter of 2001 to $19.6 million from $33.0 million for the same period in 2000, a 40.6% decrease. The decrease is primarily due to lower income from equity investments and lower interest income due to lower overall cash balances.

Non-recurring gains in 2001 are comprised of the pre-tax gains on the sale of the Northern supply business of $200.3 million and the transfer of Bali shares of $10.4 million. The after-tax gains for the Northern supply sale and the transfer of the Bali shares were $.4 million and $6.5 million, respectively.

Cost of sales decreased to $536.0 million in the three months ended September 30, 2001 from $611.2 million in the same period of 2000. Northern's cost of sales decreased $104.3 million due to a decrease in electricity volumes and the sale of the Northern supply business in September 2001. HomeServices' cost of sales increased $35.7 million due primarily to inclusion of a joint venture that was previously accounted for as an equity investment and the 2001 acquisitions.

Operating expenses increased to $293.9 million in the three months ended September 30, 2001 from $270.2 million in the same period in 2000. MidAmerican's operating expenses increased $20.4 million primarily due to higher utility maintenance, bad debt and pension costs. Northern's operating expenses decreased $9.1 million due primarily to lower Northern supply operating costs and lower pension costs, partially offset by Yorkshire distribution costs. HomeServices' operating expenses increased $15.8 million due primarily to acquisitions and the inclusion of a joint venture that was previously accounted for as an equity investment.

Depreciation and amortization increased to $119.1 million in the three months ended September 30, 2001 from $117.6 million in the same period in 2000. The increase is primarily due to the commencement of commercial operation of the Cordova Project and higher goodwill and intangible asset amortization related to HomeServices' acquisitions.

Interest expense, less amounts capitalized, increased to $99.9 million in the third quarter of 2001 from $97.0 million for the same period in 2000. The increase is due to decreased capitalized interest on the mineral extraction process and Cordova and increased interest expense from the Yorkshire purchase, partially offset by increased capitalized interest at the Casecnan Project and lower average outstanding debt balances.

The provision for income taxes increased in the third quarter of 2001 to $241.9 million from $28.8 million for the same period in 2000. The increase is due primarily to tax expense related to the sale of the Northern supply business and higher pre-tax income.

Minority interest increased marginally in the third quarter of 2001 to $27.8 million from $27.1 million for the same period in 2000. The increase is primarily due to the increase in minority interest at HomeServices.

Net income increased in the third quarter of 2001 to $47.9 million from $34.9 million for the same period in 2000.

Results of Operations for the Nine Months Ended September 30, 2001 and the Periods March 14, 2000 through September 30, 2000, and January 1, 2000 through March 13, 2000:

The following is a discussion of the historical results of the Company for the nine months ended September 30, 2001 and the period March 14, 2000 through September 30, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000 through March 13, 2000. Results for the Company include the impact of the Teton Transaction beginning March 14, 2000 which are predominately the minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisition, including the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

Pro forma operating revenue for the nine months ended September 30, 2001 was $3,916.2 million compared with $3,536.1 million for the same period in 2000, an increase of 10.7%. MidAmerican Energy operating revenue increased for the nine months ended September 30, 2001 to $2,057.0 million from $1,546.2 million for the same period in 2000, primarily due to increases in volumes and prices of regulated and non-regulated gas sold and increases in volumes and prices on off-system electricity sales. Northern operating revenue decreased for the nine months ended September 30, 2001 to $1,222.3 million from $1,489.5 million for the same period in 2000, primarily due to changes in foreign exchange rates and lower volumes and rates of electricity supplied. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and the commencement of operations of the Cordova Project in June 2001.

The following data represents sales from MidAmerican Energy:

                                                           Nine Months
                                                       Ended September 30,
                                                    ------------------------
                                                    2001                2000
                                                    ----                ----

Electricity Retail Sales (GWh)...............      12,843              12,618

Electricity Sales for Resale (GWh).........         6,000               4,984

Regulated and Non-Regulated Gas Supplied
(Thousands of MMBtus)........................     166,296             113,740

MidAmerican Energy electric retail sales increased for the nine months ended September 30, 2001 from the same period in 2000 due to more extreme temperatures substantially offset by a decrease in non-weather related sales. Electric sales for resale increased for the nine months ended September 30, 2001 from the same period in 2000 due to higher production at the Cooper and Neal power plants and favorable market conditions. Regulated and non-regulated gas supplied increased due principally to growth in the non-regulated markets for the nine months ended September 30, 2001 compared to the same period in 2000. Regulated gas supplied increased due to colder temperatures during the first quarter of 2001.

The following data represents the supply and distribution operations in the
U.K.:

                                                              Nine Months
                                                          Ended September 30,
                                                       ------------------------
                                                       2001                2000
                                                       ----                ----

Electricity Supplied (GWh).....................       12,745              14,548

Electricity Distributed (GWh)..................       13,016              11,911

Gas Supplied (Thousands of MMBtus).............       40,738              30,846

The decrease in electricity supplied for the nine months ended September 30, 2001 is due to the decreases in volumes both inside and outside the authorized area and the sale of the Northern Supply business in September 2001. The increase in electricity distributed for the nine months ended September 30, 2001 is due to the addition of Yorkshire and changes in demand in the distribution area. The increase in gas supplied in 2001 from 2000 reflects higher volume in the U.K. industrial and commercial markets.

Pro forma interest and other income for the nine months ended September 30, 2001 was $65.0 million compared with $79.8 million for the same period in 2000. The decrease was due primarily to reduced interest income and lower income from equity investments.

The non-recurring gains in 2001 are comprised mainly of the pre-tax gains on the sale of the Northern Supply business of $200.3 million, the transfer of shares of Bali, an indirect wholly owned subsidiary of the Company of $10.4 million, and the sale of Western States Geothermal Company, an indirect wholly owned subsidiary of the Company of $9.8 million. The after-tax gains for the Northern Supply sale, the transfer of the Bali shares, and the Western States Geothermal sale were $.4 million, $6.5 million and $6.4 million, respectively.

Pro forma cost of sales for the nine months ended September 30, 2001 was $2,207.8 million compared with $1,894.9 million for the same period in 2000, an increase of 16.5%. The increase relates primarily to increased volumes and prices for both regulated and non-regulated gas at MidAmerican Energy, and acquisitions at HomeServices, partially offset by decreased cost of sales at Northern due to a lower foreign exchange rate and lower electricity volumes and prices.

Pro forma operating expenses for the nine months ended September 30, 2001 were $844.8 million compared with $813.5 million for the same period in 2000. The increase was primarily due to higher costs at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and higher costs at MidAmerican due to costs related to Cooper, accounts receivable discounts and bad debts, partially offset by lower costs at Northern due to a lower exchange rate and lower costs related to bad debt, marketing and pensions.

Pro forma depreciation and amortization for the nine months ended September 30, 2001 was $356.9 million compared with $360.3 million for the same period in 2000. This decrease was due to lower depreciation at Northern primarily due to lower foreign exchange rates, partially offset by higher depreciation at MidAmerican Energy due to an increase in depreciation rates implemented in 2001 and amortization of intangible assets related to the HomeServices acquisitions.

Pro forma interest expense, less amounts capitalized, for the nine months ended September 30, 2001 was $290.2 million compared with $300.9 million for the same period in 2000, a decrease of 3.8%. This decrease is due to lower average outstanding debt balances, an increase in capitalized interest related to the construction of the Casecnan Project and lower foreign exchange rates at Northern, partially offset by lower capitalized interest on the mineral extraction process.

The loss on non-recurring item of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs incurred related to the Teton Transaction.

Pro forma tax expense for the nine months ended September 30, 2001 was $296.1 million compared with $69.4 million for the same period in 2000. The increase is due primarily to the gain related to the sale of Northern Supply business and higher pre-tax income.

Pro forma minority interest for the nine months ended September 30, 2001 was $80.0 million compared with $78.6 million for the same period in 2000. The increase is primarily due to increased minority interest at HomeServices.

The cumulative effect of change in accounting principle of $4.6 million represents the change in accounting for major maintenance and overhauls.

Pro forma net income for the nine months ended September 30, 2001 was $122.1 million compared with $90.8 million for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements. The Company may from time to time seek to retire its outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company's cash and cash equivalents were $584.2 million at September 30, 2001 compared to $38.2 million at December 31, 2000. The increase is primarily due to the addition of Yorkshire and the timing of cash receipts and disbursements at MidAmerican Energy. In addition, the Company recorded separately restricted cash and investments of $79.5 million and $90.9 million at September 30, 2001 and December 31, 2000, respectively. The restricted cash balance as of September 30, 2001 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Philippine Projects' restricted cash is reserved for the service of debt obligations.

On March 1, 2001 MidAmerican Funding, LLC retired $200 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001 MidAmerican Funding, LLC issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

September 21, 2001, CE Electric UK plc, an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc executed an agreement to exchange Northern's electricity and gas supply and metering assets for 94.75% of Innogy's Yorkshire electricity distribution business. Northern's supply business was initially valued at approximately $430 million ((pound)295 million), including working capital of approximately $53 million ((pound)37 million). 94.75% of Yorkshire's distribution business was initially valued at approximately $395 million ((pound)271 million), including working capital of approximately $48 million ((pound)33 million). The net cash received by Northern for the exchange was approximately $35 million ((pound)24 million). Working capital is subject to adjustment and is currently under review.

The disposition of Northern supply created a pre-tax gain of $200.3 million and an after-tax gain of $0.4 million. Included in the carrying value of the Northern supply business was $504.4 million of goodwill allocated based on the relative fair values of the Northern supply business. In connection with the sale of the Northern supply business, management has decided to sell the associated the Northern retail business.

The Company paid $36.9 million, net of cash acquired of $362.8 million and transaction costs, for 94.75% of the Yorkshire electricity distribution business and related indebtedness. The results of operations for Yorkshire are included in the Company's results beginning September 21, 2001. This transaction provides the opportunity to build on Northern and Yorkshire's strong reputations for customer satisfaction by bringing together the skills and resources of two neighboring distribution businesses to create one of the largest distribution companies in the U.K., serving more than 3.6 million customers in an area of approximately 10,000 square miles.

Construction

Minerals Extraction
-------------------

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

CalEnergy Minerals LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project, which will recover zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities are being installed near the Imperial Valley Project's sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in late 2002. In September 1999, CalEnergy Minerals LLC entered into a sales agreement whereby all zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

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

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against CalEnergy Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, CalEnergy Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. CalEnergy Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. CalEnergy Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60.0 million; however, CalEnergy Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. Therefore, CalEnergy Minerals LLC asked for a judgment in excess of approximatley $20.0 million. The arbitration is scheduled for June 2002.

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

On November 20, 1999, the Casecnan Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a working schedule from the Contractor that showed a completion date of August 31, 2001. In July 2001, CE Casecnan received new schedule information from the Contractor that extended the expected Substantial Completion Date for the Casecnan Project from August 31, 2001 to September 30, 2001. As a result of further delays in commis-sioning, the Contractor currently expects to reach Substantial Completion in late December 2001.

The Contractor is still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay delay liquidated damages. As a result of the current expected Substantial Completion Date in late December, however, CE Casecnan has sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the current schedule, the Company previously agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (the "Shareholder Support Letter") to cover additional costs resulting from the Contractor's delay. Due to the additional delay in completion of the project, CE Casecnan will not receive expected operating revenues from the Casecnan Project prior to November 15, 2001. As a result, CE Casecnan will not have sufficient funds available to it for purposes of making the principal and interest payments which will become due on November 15, 2001 on the debt securities issued by CE Casecnan in November 1995 (the "Debt Securities"), unless the Company, or its affiliates, agree to fund the expected shortfall amount which is currently estimated to be approxi-mately $33.0 million.

The Company, or its affiliates, intends to make the necessary funds available to CE Casecnan to meet the principal and interest payments due on November 15, 2001. Assuming such funding is made, CE Casecnan believes that the funds available to it are reasonably expected to be sufficient to fund the costs of reaching completion of the Casecnan Project.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events, including the collapse of the surge shaft. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce with venue in London, England.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. The tribunal is currently deliberating on the matters and reviewing the injunction. The tribunal is currently required to rule by February 28, 2002.

Under the Project Agreement, CE Casecnan is liable to pay the National Irrigation Administration ("NIA") $13,500 per day for each day of delay in completion of the Casecnan Project beyond the date NIA is able to accept delivery of water and electrical energy from the Project. The transmission line has been completed and NIA has recently completed installation and testing of the Project's metering equipment. Accordingly, NIA may assert liquidated damages accrue from the date such testing was completed.

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

NIA's payments of obligations under the Project Agreement will be substantially denominated in United States dollars and are expected to be CE Casecnan's sole source of operating revenues. Because of CE Casecnan's dependence on NIA, any material failure of NIA to fulfill its obligations under the Project Agreement and any material failure of the RP to fulfill its obligations under the Performance Undertaking would significantly impair the ability of CE Casecnan to meet its existing and future obligations.

The Philippine Congress recently passed the Electric Power Industry Reform Act that is aimed at restructuring the electric industry, privatizing of the National Power Corporation and introducing a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

MidAmerican
-----------

On July 10, 2001, MidAmerican Energy announced plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.5 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in Spring 2002 on the first project, a 540-megawatt natural gas-fired combined cycle unit that has an estimated cost of $368 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

Domestic Rate Matters: Electric

In 1997, pursuant to a rate proceeding before the Iowa Utilities Board, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

On March 14, 2001, the Office of the Consumer Advocate filed a petition with the Iowa Utilities Board to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the Iowa Utilities Board to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On July 12, 2001, MidAmerican Energy, the Office of Consumer Advocate and other parties jointly filed a settlement agreement with the Iowa Utilities Board that, if approved, will freeze the rates in effect on December 31, 2000 through December 31, 2005, and, with modifications, will reinstate the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the proposed settlement agreement, 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year would be deferred as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. The Iowa Utilities Board's decision on approving the proposed settlement is pending.

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

UK Rate Matters

Northern and Yorkshire charge access fees for the use of their distribution systems. Most revenue of the distribution business is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI reflects the average of the twelve months' inflation rates recorded for the previous July to December period and Xd is set at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a Public Electricity Supplier ("PES") is entitled to charge. The price control does not seek to constrain the profits of a PES from year to year. It is a control on revenue that operates independently of the PES's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

Changes to the formula took effect from April 1, 2000 resulting in a one-off reduction in allowed income per unit distributed of around 24%. As part of the review, the Xd factor remains at 3%. The distribution prices allowable under the current distribution price control formula are expected to be reviewed by the Office of Gas and Electricity Markets ("Ofgem") at the expiration of the formula's scheduled five-year duration at March 31, 2005. The formula may be reviewed at other times at the discretion of Ofgem, including in connection with the proposed Information and Incentive Project (IIP) under which it is proposed that 2% of regulated income will depend upon the performance of the PES's distribution system as measured by the number and duration of customer interruptions and upon the level of customer satisfaction monitored by the regulator.

Environmental Matters:  Domestic

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of September 30, 2001, was $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

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

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2000 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM were required to be de-contaminated by December 31, 2000. Northern has registered 140 items above 50 PPM, de-contaminated 21 items above 500 PPM and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

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

On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to credit-worthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

On October 2, 2001 the Commission and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the Commission. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement, the Imperial Valley Projects believe the conditions to the Effective Date under the Settlement Agreements have been satisfied. Edison disputes such conditions have been satisfied. The Imperial Valley Projects are vigorously pursuing enforce-ment of their rights under the Settlement Agreements.

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

The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $90 million at September 30, 2001.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company is evaluating the impact resulting from the adoption of these standards.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible, long-lived assets, and the associated asset retirement costs. This pronouncement is effective for years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement is effective for years beginning after December 15, 2001. The Company is evaluating the impact that adoption of this standard will have on its financial statements.

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

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.
------  -----------------

         The Company and its subsidiaries have no material legal proceedings except for the following:

         Southern California Edison
         --------------------------

         The Imperial Valley Projects had filed a lawsuit seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. See page 27.

         Cooper Litigation
         -----------------

         On July 23, 1997, the Nebraska Public Power District ("NPPD") filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD sought a declaratory judgment in the following respects:

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

(2) that NPPD has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event NPPD operates the plant after the term of the power purchase agreement;

(3) that NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement;

(4) that NPPD has granted MidAmerican Energy an option to continue taking 50% of the power from the plant;

(5) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommis-sioning the plant;

(6) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

(7) that transition costs are not included in any decommissioning costs and expenses;

(8) that NPPD has breached its duty to MidAmerican Energy in making invest-ments of decommissioning funds;

(9) that reserves in named accounts are excessive and should be refunded to MidAmerican Energy; and

(10) that NPPD must credit MidAmerican Energy for payments by MidAmerican Energy for low-level radioactive waste disposal.

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

         Since the remand to the District Court from the Eighth Circuit Court of Appeals, NPPD has been granted permission, over MidAmerican Energy's objections, to amend its complaint. The amended complaint asserts that even though the Eighth Circuit Court of Appeals held that MidAmerican Energy has no liability under the power purchase agreement to reimburse or pay NPPD a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. NPPD's post-remand contentions -- all strongly disputed by MidAmerican Energy -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) NPPD is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by NPPD. Trial in these matters is scheduled to begin on March 4, 2002.

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

(a)      Exhibits:

     Exhibits Filed Herewith
     -----------------------

         Exhibit 15 - Awareness Letter of Independent Accountants.


(b)      Reports on Form 8-K:

         During the quarter ended September 30, 2001, the Company filed the following:

(i) Current Report on Form 8-K dated August 6, 2001 announcing the exchange of Northern's electricity and gas supply and metering business for Innogy's Yorkshire Electricity distribution business.
(ii) Current Report on Form 8-K dated August 22, 2001 announcing a Credit Agreement between the Company and Credit Suisse First Boston.
(iii) Current Report on Form 8-K dated September 24, 2001 announcing the completion of the exchange of Northern's electricity and gas supply and metering business for Innogy's Yorkshire Electricity distribution business.
(iv) Amendment to Current Report on Form 8K/A dated September 24, 2001 announcing the sale of Northern's electricity and gas supply and metering business to Innogy and the simultaneous purchase of Innogy's Yorkshire Electricity distribution business.

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



                                             MIDAMERICAN ENERGY HOLDINGS COMPANY
                                             -----------------------------------
                                                         (Registrant)





Date:  November 14, 2001                     /s/  Patrick J. Goodman
                                             -----------------------
                                                  Patrick J. Goodman
                                                  Senior Vice President & Chief
                                                     Financial Officer

                                                    EXHIBIT INDEX

Exhibit No.                                                             Page No.

15             Awareness Letter of Independent Accountants                 35

                                                                     Exhibit 15

                   AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS



MidAmerican Energy Holdings Company
Des Moines, Iowa

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited consolidated interim financial information of MidAmerican Energy Holdings Company and subsidiaries for the period ended September 30, 2001 and for the period March 14, 2000 to September 30, 2000 for MidAmerican Energy Holdings Company and for the period January 1, 2000 to March 13, 2000 for MidAmerican Energy Holdings Company (Predecessor), as indicated in our report dated October 26, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference in Registration Statements No. 333-30537, No. 333-45615 and No. 333-62697 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 14, 2001