Form 10-K
period 2001-12-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2002-04-01
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of March 28, 2002, 9,281,087 shares of common stock were outstanding.

                                TABLE OF CONTENTS


PART I........................................................................3
Item 1.  Business.............................................................3
General.......................................................................3
Teton Transaction.............................................................3
Business Strategy.............................................................3
Business of MEHC..............................................................4
       MidAmerican Energy.....................................................4
       CE Electric UK Funding.................................................8
       CalEnergy Generation - Domestic.......................................12
           CalEnergy Generation - Foreign....................................15
           HomeServices......................................................17
Regulatory Matters...........................................................18
       United States.........................................................18
       United Kingdom........................................................19
       Philippines...........................................................20
Environmental Regulation.....................................................20
       United States.........................................................20
       United Kingdom........................................................21
Employees....................................................................21
Item 2.  Properties..........................................................22
Item 3.  Legal Proceedings...................................................22
Item 4.  Submission of Matters to a Vote of Security Holders.................26

PART II......................................................................27
Item 5. Market for Registrant's Common Equity and Related Stockholder's
         Matters.............................................................27
Item 6. Selected Financial Data..............................................27
Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................27
Item 7A. Qualitative and Quantitative Disclosures About Market Risk..........27
Item 8. Financial Statements and Supplementary Data..........................27
Item 9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................27

PART III.....................................................................28
Item 10.  Directors, Executive and Other Officers of the Company and
         Significant Subsidiaries............................................28
Item 11. Executive Compensation..............................................30
Item 12. Security Ownership of Certain Beneficial Owners and Management......34
Item 13. Certain Relationships and Related Transactions......................35

PART IV......................................................................36
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....36

SIGNATURES...................................................................99

EXHIBIT INDEX...............................................................101

                                     PART I

Item 1.  Business

General

         MidAmerican Energy Holdings Company and its subsidiaries (the "Company" or "MEHC") is a United States-based privately owned global energy company with publicly traded fixed income securities. Through its subsidiaries, MidAmerican Energy Company ("MidAmerican Energy") and CE Electric UK Funding, the Company currently serves approximately 4.3 million electricity customers and 652,000 natural gas customers worldwide. In addition, through its subsidiaries, the Company owns interests in over 10,000 megawatts ("MW") of diversified power generation facilities in operation, construction and development. The Company's Senior unsecured obligations have received investment grade ratings of Baa3, BBB- and BBB from Moody's Investor Services Inc. ("Moody's"), Standard & Poors Ratings Services ("S&P") and Fitch ("Fitch"). The Company's utility subsidiaries are also investment grade rated by Moody's, S&P and Fitch: MidAmerican Energy (A3, A- and AA-), Northern Electric, plc (A3, A- and A-) and Yorkshire Electricity Group, plc (A3, A- and A-).

         In this Annual Report, references to "U.S. dollars," "dollars," "US $," "$" or "cents" are to the currency of the United States and references to "pounds sterling," "pounds," "sterling," "pence" or "p" are to the currency of the United Kingdom.

         The principal executive offices of the Company are located at 666 Grand Avenue, Des Moines, Iowa 50309 and its telephone number is (515) 242-4300. The Company was initially incorporated in 1971 under the laws of the State of Delaware. The Company was reincorporated in 1999 in Iowa.

Teton Transaction

         On March 14, 2000, the Company and an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, David L. Sokol, Chairman and Chief Executive Officer of the Company, and Gregory E. Abel, Chief Operating Officer of the Company closed on a definitive agreement and plan of merger whereby the investor group acquired all of the outstanding common stock of the Company (the "Teton Transaction"). As a result of the Teton Transaction, Berkshire Hathaway, Mr. Scott, Mr. Sokol and Mr. Abel became the sole shareholders of the Company in a "going private" transaction.

Business Strategy

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

Business of MEHC

        The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on five separate platforms: MidAmerican Energy, CE Electric UK Funding, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices.

MidAmerican Energy

         MidAmerican Energy is the largest energy company headquartered in Iowa, with assets at December 31, 2001 and 2001 revenues totaling $3.6 billion and $2.7 billion, respectively. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Iowa, Illinois and South Dakota. It also distributes natural gas at retail in Iowa, Illinois, South Dakota and Nebraska. As of December 31, 2001, MidAmerican Energy had 673,000 retail electric customers and 652,000 retail natural gas customers.

         In addition to retail sales, MidAmerican Energy sells electric energy and natural gas to other utilities, marketers and municipalities outside of MidAmerican Energy's delivery system. These sales are referred to as wholesale sales. It also transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas.

         MidAmerican Energy's regulated electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

         MidAmerican Energy has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 4% of its total 2001 electric operating revenues or 4% of its total 2001 gas operating margin. Among the primary industries served by MidAmerican Energy are those which are concerned with food products, the manufacturing, processing and fabrication of primary metals, real estate, farm and other non-electrical machinery, and cement and gypsum products.

         For the year ended December 31, 2001, MidAmerican Energy derived approximately 48% of its gross operating revenues from its regulated electric business, 32% from its regulated gas business and 20% from its nonregulated business activities. For 2000 and 1999, the corresponding percentages were 48% electric, 37% gas and 15% nonregulated; and 63% electric, 30% gas and 7% nonregulated, respectively. The change in revenue mix is principally driven by an increase in natural gas prices and in nonregulated natural gas sales activity.

        There are seasonal variations in MidAmerican Energy's electric and gas businesses, which are principally related to the use of energy for air conditioning and heating. In 2001, 38% of MidAmerican Energy's regulated electric revenues were reported in the months of June, July, August and September, and 59% of MidAmerican Energy's regulated gas revenues were reported in the months of January, February, March and December.

Electric Operations

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

         MidAmerican Energy manages its operations as four separate business units: generation, energy delivery, transmission and marketing and sales. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and nonregulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the delivery of retail electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from nonregulated sales of natural gas and electricity.

        The following tables present historical regulated electric sales data related to customer class and jurisdictions.

     Total Regulated Electric Sales of MidAmerican Energy By Customer Class

                                     2001       2000        1999

Residential                          20.6%      20.7%       21.0%
Small General Service                15.3       15.9        16.7
Large General Service                25.8       28.6        26.9
Other                                 7.3        5.4         4.5
Sales for Resale                     31.0       29.4        30.9
                                    -----      -----       -----
 Total                              100.0%     100.0%      100.0%
                                    ======     ======      ======

         Regulated Retail Electric Sales of MidAmerican Energy By State

                                     2001         2000        1999

Iowa                                 88.6%        89.3%       88.9%
Illinois                             10.6         10.0        10.4
South Dakota                          0.8          0.7         0.7
                                    ------       ------      ------
 Total                              100.0%       100.0%      100.0%
                                    ======       ======      ======

         The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In August 2001, MidAmerican Energy recorded an hourly peak demand of 3,758 MW, which is 75 MW less than MidAmerican Energy's previous record hourly peak of 3,833 MW set in 1999.

The following table sets out certain information concerning various MidAmerican Energy power generation facilities:

------------------------- -------- ------- ------- ---------- ------------
Operating Project(1)      Facility Net MW  Fuel    Location    Commercial
                          Net MW   Owned(2)                    Operation
------------------------- -------- ------- ------- ---------- ------------
Council Bluffs Energy
  Center units 1 & 2        131      131   Coal    Iowa        1954, 1958
------------------------- -------- ------- ------- ---------- ------------
Council Bluffs Energy
  Center unit 3             675      534   Coal    Iowa        1978
------------------------- -------- ------- ------- ---------- ------------
Louisa Generation
  Station                   700      616   Coal    Iowa        1983
------------------------- -------- ------- ------- ---------- ------------
Neal Generation Station
  units 1 & 2               435      435   Coal    Iowa        1964, 1972
------------------------- -------- ------- ------- ---------- ------------
Neal Generation Station
  unit 3                    515      371   Coal    Iowa        1975
---------------------------------- ------- ------- ---------- ------------
Neal Generation Station
  unit 4                    624      261   Coal    Iowa        1979
------------------------- -------- ------- ------- ---------- ------------
Ottumwa Generation
  Station                   708      368   Coal    Iowa        1981
------------------------- -------- ------- ------- ---------- ------------
Quad Cities
  Generating Station      1,529      383   Nuclear Illinois    1972
------------------------- -------- ------- ------- ---------- ------------
Riverside Generation
  Station                   135      135   Coal    Iowa        1925-61
------------------------- -------- ------- ------- ---------- ------------
Combustion Turbines         789      789   Gas/Oil Iowa        1969-95
------------------------- -------- ------- ------- ---------- ------------
Moline Water Power            3        3   Hydro   Illinois    1970
------------------------- -------- ------- ------- ---------- ------------
Cooper Nuclear Station(3)   758      379   Nuclear Nebraska    1974
------------------------- -------- ------- ------- ---------- ------------
Portable Power Modules       56       56   Oil     Iowa        2000
------------------------- -------- ------- ------- ---------- ------------
Total Operating Power
  Generation Facilities   7,058    4,461
------------------------- -------- ------- ------- ---------- ------------
Projects Under
  Construction:
------------------------ --------- ------- ------- ---------- ------------
Greater Des Moines
  Energy Center             540      540   Gas     Iowa        2003-05
------------------------ --------- ------- ------- ---------- ------------
Total Power
  Generation Facilities   7,598    5,001
------------------------ --------- ------- ------- ---------- ------------

(1) The Company operates all such power generation facilities other than Quad Cities Generating Station, Ottumwa Generation Station and Cooper Nuclear Station.
(2) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in
MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.
(3) Cooper is owned by the Nebraska Public Power District and the amount shown is MidAmerican Energy's entitlement (50%) of Cooper's accredited capacity under a power purchase contract extending to September 2004.

        MidAmerican Energy's accredited net generating capability in the summer of 2001 was 4,735 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's energy system, net of the effect of capacity purchases and sales, and consists of Company-owned generation and generation under power purchase contracts. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

        On July 10, 2001, MidAmerican Energy announced plans to develop and con-struct two electric generating plants in Iowa, requiring an investment of approximately $1.8 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. MidAmerican Energy expects to begin construction in the Spring 2002 on the first project, the Greater Des Moines Energy Center, a 540-megawatt natural gas-fired combined cycle unit that has an estimated cost of $416 million. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

         MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool ("MAPP"). MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

        In November 2001, MAPPCOR, the contractor to MAPP, sold its transmission-related assets to the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The Midwest ISO now has responsibility for administration of MAPP's Open-Access Transmission Tariff.

        Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican Energy's reserve margin at peak demand for 2001 was approximately 25%. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican Energy's reserve to fall below the 15% minimum. If MidAmerican Energy fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

        MidAmerican Energy's transmission system connects its generating facilities with distribution substations and interconnects with 14 other transmission providers in Iowa and five adjacent states. Under normal operating conditions, MidAmerican Energy's transmission system is unconstrained and has adequate capacity to deliver energy to MidAmerican Energy's distribution system and to export and import energy with other interconnected systems.

        In December 1999, the Federal Energy Regulatory Commission ("FERC") issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001 MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. FERC approval of the plan is pending. Transferring operation and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

Gas Operations

        The following tables present historical regulated gas sales data, excluding transportation throughput, related to customer class and jurisdictions.

        Total Regulated Gas Sales of MidAmerican Energy By Customer Class

                                       2001           2000           1999

Residential                            34.5%          34.9%         39.1%
Small General Service                  18.2           17.4          19.8
Large General Service                   1.5            2.2           2.4
Other                                   1.7            1.2           1.7
Sales for Resale                       44.1           44.3          37.0
                                      ------        -------        ------
Total                                 100.0%         100.0%        100.0%
                                      ======        =======        ======

            Regulated Retail Gas Sales of MidAmerican Energy By State

                                       2001           2000           1999

Iowa                                   78.9%          78.0%          78.8%
Illinois                                9.8           10.2           10.3
South Dakota                           10.5           11.0           10.1
Nebraska                                0.8            0.8            0.8
                                      ------         ------        ------
Total                                 100.0%         100.0%        100.0%
                                      ======         ======        ======


        On February 2, 1996, MidAmerican Energy had its highest natural gas peak-day delivery of 1,143,026 MMBtus. This peak-day delivery consisted of approximately 88% traditional sales service and 12% transportation service of customer-owned gas. MidAmerican Energy's 2001/2002 winter heating season peak-day delivery of 932,615 MMBtus was reached on March 3, 2002. This peak-day delivery included approximately 73% traditional sales service and 27% transportation service.

        MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

        MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past Iowa Utilities Board ("IUB") and South Dakota Public Utility Commission rulings have allowed MidAmerican Energy to retain 30% of Iowa and South Dakota margins, respectively, earned on the resold capacity, with the remaining 70% being returned to customers through the purchased gas adjustment clause.

        MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the IUB gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Program, which currently has been extended through 2002. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican Energy's cost of gas for the period is less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program is in effect in South Dakota. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers.

        MidAmerican Energy utilizes leased gas storage to meet peak day require-ments and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

        MidAmerican Energy has strategically built multiple pipeline interconnections into several of its larger communities. Multiple pipeline interconnects create competition among pipeline suppliers for transportation capacity to serve those communities, thus reducing costs. In addition, multiple pipeline interconnects give MidAmerican Energy the ability to optimize delivery of the lowest cost supply from the various pipeline supply basins into these communities and increase delivery reliability. Benefits to MidAmerican Energy's system customers are shared with all jurisdictions through a consolidated purchased gas adjustment clause.

CE Electric UK Funding

        The business of CE Electric UK Funding consists of Northern Electric plc ("Northern"), Yorkshire Power Group Ltd. ("Yorkshire"), and CalEnergy Gas (Holdings) Limited ("CE Gas").

Yorkshire Swap

        On September 21, 2001, CE Electric UK Ltd., an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc closed an agreement to exchange Northern's electricity and gas supply and metering assets for Innogy's 94.75% interest in Yorkshire's electricity distribution business. Northern's supply business was initially valued at approximately $430 million ((pound)295 million), including working capital of approximately $53 million ((pound)37 million). 94.75% of Yorkshire's distribution business was initially valued at approximately $395 million ((pound)271 million), including working capital of approximately $48 million ((pound)33 million). The net cash received by Northern for the exchange was approximately $35 million ((pound)24 million). Working capital is subject to adjustment and is currently under review.

        The Company paid $37.4 million, net of cash acquired of $362.8 million and transaction costs, for 94.75% of the Yorkshire electricity distribution business and related indebtedness. The acquisition has been accounted for as a purchase business combination. The results of operations for Yorkshire are included in the Company's results beginning September 21, 2001. This transaction provides the opportunity to build on Northern and Yorkshire's strong reputations for customer satisfaction by bringing together the skills and resources of two neighboring distribution businesses to create one of the largest distribution companies in the U.K., serving more than 3.6 million customers in an area of approximately 10,000 square miles.

Electricity Distribution

        Northern's and Yorkshire's operations consist primarily of the distribu-tion of electricity and other auxiliary businesses in the United Kingdom. Through September 21, 2001, Northern's operations also included the supply of electricity and natural gas and the related metering business.

        Northern and Yorkshire receive electricity from the national grid transmission system and distribute it to customers' premises using their network of transformers, switchgear and cables. Substantially all of the customers in their distribution service areas are connected to their network and can only be delivered through their distribution system, thus providing Northern and Yorkshire with distribution volume that is stable from year to year. Northern and Yorkshire charge access fees for the use of the distribution system. The prices for distribution are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

        Integrated Utility Services Limited ("IUS"), a subsidiary of Northern, is an engineering company whose main role is to provide electrical connection services on behalf of CE Electric UK Funding's distribution businesses and to provide electrical infrastructure contracting services to third parties. The acquisition by CE Electric UK Funding in 2001 of Yorkshire has presented IUS the opportunity to integrate all Yorkshire and external work into IUS thereby creating one of the largest electricity connection companies in the UK. The focus for IUS is to achieve the full integration of the connections businesses. To achieve this aim, IUS has already commenced with the establishment of a customer services operations center at Middlesbrough and the commissioning of a dedicated data management and telephone system to facilitate these objectives.

         Northern Electric Generation Limited ("Northern Generation"), a CE Electric UK Funding subsidiary, primarily focuses on electricity generation, mainly through its ownership in Teesside (described below) and its operation and ownership of Viking (described below).

         Teesside. Teesside Power Limited ("Teesside") owns and operates an 1,875 net MW combined cycle gas-fired power plant at Wilton. Northern Generation owns a 15.4% interest in Teesside, but does not operate the plant. Enron Corp. ("Enron"), through its subsidiaries, owned a 42.5% interest, operated the plant, and purchased 668 MW of capacity. Enron's subsidiary, who owns and operates Teesside, is now in administration and administrators have been appointed to run its business and are attempting to find a buyer.

        As a result of Enron's subsidiary being in administration, Teesside is in discussion with its lenders over a restructuring of the (pound)650 million debt still outstanding. It is anticipated that there will be no further dividends arising from this investment and, as a result, Northern Generation has written off its equity investments as they were estimated to be of negligible value.

         Viking. Northern Generation owns 50% of this 50 MW gas-fired mid merit power plant located on Teesside. The plant is currently in the commissioning stage, however due to combustor issues it is unable to pass the performance criteria required for hand-over. Northern Generation is being held financially whole by the turnkey contractor (Rolls Royce) until the plant is fit for purpose at which time the plant will be operated by Northern Generation. CE Electric UK Funding is currently negotiating to sell Viking to Rolls Royce for a value consistent with the original investment appraisal.

         Northern Electric Retail Limited ("Northern Retail"), a subsidiary of CE Electric UK Funding, sells electrical and gas appliances.

Gas Exploration and Production

CE Gas is a gas exploration and production company which is focused on developing integrated upstream gas projects. Its "upstream gas" business consists of the exploration, development and production, including transportation and storage, of gas for delivery to a point of sale into either a gas supply market or a power generation facility. CE Gas holds various interests in the southern basin of the United Kingdom sector of the North Sea, as shown below. CE Gas has also been involved in certain gas development and exploration activities relating to a large gas field prospect in Poland, the EP389 concession in the Perth Basin in Australia and the Yolla discovery in the Bass Basin of Australia.


                       Share of     2001 Avg.
                       Remaining    Net          Current %
                       Reserves     Production   Working      Commenced
Producing Gas Fields   BCF(1)       MMscf/d(2)   Interest     Production   Location                        Gas Purchaser
--------------------   ---------    ----------   ---------    ----------   --------                        -------------
Anglia                 61.0           13.5        55.000%      11/1991     U.K. Offshore (North Sea)       Innogy plc
Windermere              6.2            3.9        20.000%       4/1997     U.K. Offshore (North Sea)       N.V. Nederland's
                                                                                                             Gasunic
Victor                  7.7            3.5         5.000%       9/1984     U.K. Offshore (North Sea)       British Gas
                                                                                                             Trading Ltd.
Schooner               16.7            3.4         4.820%      10/1996     U.K. Offshore (North Sea)       Innogy plc
Johnston               23.4           10.1        22.113%      10/1994     U.K. Offshore (North Sea)       TXU Europe Energy
                                                                                                             Trading Limited
Fields in Development  Size Km2
---------------------  --------
Pila Area Concession   9,480          N/A        100.000%        N/A       N.W. Poland (Polish Trough)

EP389                  2,092          N/A         40.789%        N/A       S.W. Australia Onshore (Perth
                                                                             Basin)
EP411                  1,360          N/A         33.000%        N/A       S.W. Australia Onshore (Perth
                                                                             Basin)
EP415                  1,680          N/A         33.000%        N/A       S.W. Australia Onshore (Perth
                                                                             Basin)
Yolla Discovery          550          N/A         20.000%        N/A       S.E. Australia Offshore (Bass
                                                                             Basin)
Otway Basin              775          N/A         25.000%        N/A       S.E. Australia Offshore (Otway
                                                                             Basin)

(1) Gas reserves in Billion cubic feet (or "Bcf") as of January 1, 2002. The classification "Remaining" means reserves which geophysical, geological and engineering data indicate to be in place or recoverable (as the case may be) with a 50% probability the reserves will exceed the estimate.
(2) Million standard cubic feet per day.


CalEnergy Generation - Domestic

The following table sets out certain information concerning various domestic independent power projects in operation.

-------------------- -------- ------- ----- ------------ ---------- ------------
Project              Facility Net MW   Fuel  Location    Commercial Power
                     Net MW   Owned1                     Operation  Purchaser2
-------------------- -------- ------- ----- ------------ ---------- ------------
Cordova                  537    537    Gas   Illinois        2001   El Paso/MEC
-------------------- -------- ------- ----- ------------ ---------- ------------
Salton Sea I              10      5    Geo   California      1987   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Salton Sea II             20     10    Geo   California      1990   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Salton Sea III            50     25    Geo   California      1989   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Salton Sea IV             40     20    Geo   California      1996   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Salton Sea V              49     25    Geo   California      2000   El Paso/Zinc
-------------------- -------- ------- ----- ------------ ---------- ------------
Vulcan                    34     17    Geo   California      1986   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Elmore                    38     19    Geo   California      1989   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Leathers                  38     19    Geo   California      1990   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
Del Ranch                 38     19    Geo   California      1989   Edison
-------------------- -------- ------- ----- ------------ ---------- ------------
CE Turbo                  10      5    Geo   California      2000   El Paso/Zinc
-------------------- -------- ------- ----- ------------ ---------- ------------
Saranac                  240     90    Gas   New York        1994   NYSEG
-------------------- -------- ------- ----- ------------ ---------- ------------
Power Resources          200    100    Gas   Texas           1988   TXU
-------------------- -------- ------- ----- ------------ ---------- ------------
Yuma                      50     25    Gas   Arizona         1994   SDG&E
-------------------- -------- ------- ----- ------------ ---------- ------------
Roosevelt Hot
  Springs                 23     17    Geo   Utah            1984   UP&L
-------------------- -------- ------- ----- ------------ ---------- ------------
Total CalEnergy
Generation -
Domestic Operations    1,377    933
-------------------- -------- ------- ----- ------------ ---------- ------------

1 Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.
2 Southern California Edison Company ("Edison"); San Diego Gas & Electric Company ("SDGandE"); Utah Power & Light Company ("UP&L"); New York State Electric & Gas Corporation ("NYSEG"); TXU Generation Company LP ("TXU"); Zinc Recovery Project ("Zinc"); El Paso Corporation ("El Paso") and MidAmerican Energy Company ("MEC").

        Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, operates a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). The Cordova Project commenced commercial operations in June 2001. Cordova Energy entered into a power purchase agreement with a unit of El Paso Corporation ("El Paso") in which El Paso will purchase all of the capacity and energy from the project until December 31, 2019. Cordova Energy exercised an option under the El Paso power purchase agreement to callback 50% of the project output for sales to others for the contract years ending on or prior to May 14, 2004. Cordova Energy subsequently entered into a power purchase agreement with MidAmerican Energy whereby MidAmerican Energy will purchase 50% of the capacity and energy from the Cordova Project until May 14, 2004.

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

         Imperial Valley Projects. The Vulcan Project, Hoch (Del Ranch) Project, Elmore Project, Leathers Project, Salton Sea II Project and the Salton Sea III Project sell electricity to Southern California Edison Company ("Edison") under 30-year Standard Offer No. 4 Agreements ("SO4 Agreements"). Under the SO4 Agreements, Edison is obligated to pay capacity payments, capacity bonus payments and energy payments. The price for contract capacity payments is fixed for the life of such SO4 Agreement. The contract energy payment was fixed for the first ten years. The fixed price periods for the Vulcan, Del Ranch, Elmore, Leathers, Salton Sea II and Salton Sea III Projects expired in February 1996, January 1999, December 1998, December 1999, April 2000, and February 1999, respectively. Thereafter, the energy payments are based on the cost Edison avoids by purchasing energy from the projects instead of obtaining the energy from other sources ("Avoided Cost of Energy").

        In June and November 2001, the Imperial Valley Projects which receive Edison`s Avoided Cost of Energy, entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment is 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five year period. Following the five year period, the energy payments revert back to Edison's Avoided Cost of Energy.

         The Salton Sea I Project and Salton Sea IV Project have negotiated contracts with Edison. The Salton Sea I contract provides for a capacity payment and energy payment for the life of the contract. Both payments are based upon an initial value that is subject to quarterly adjustment by reference to various inflation-related indices. The Salton Sea IV contract also provides for fixed price capacity payments for the life of the contract. Approximately 56% of the kWhs are sold under the Salton Sea IV Power Purchase Agreement at a fixed energy price, which is subject to quarterly adjustment by reference to various inflation-related indices, through June 20, 2017 (and at Edison's Avoided Cost of Energy thereafter), while the remaining 44% of the Salton Sea IV Project kWhs are sold according to a 10-year fixed price schedule followed by payments based on a modified Avoided Cost of Energy for the succeeding 5 years and at Edison's Avoided Cost of Energy thereafter.

        The Salton Sea V Project began operations in 2000 and will sell approxi-mately one-third of its net output to the Zinc Recovery Project which is expected to become operational in 2002. The remainder is being sold through other market transactions.

        The net output of the Turbo Project is being sold through market trans-actions but may be sold to the Zinc Recovery Project when completed.

         Yuma Project. The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase agreement ("Yuma PPA"). The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with an adjacent industrial entity to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a qualifying facility ("QF"). However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF.

         Saranac Project. The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York. The Saranac Project has entered into a 15-year power purchase agreement (the "Saranac PPA") with New York State Electric & Gas ("NYSEG"). The Saranac Project is a QF and has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. The Saranac Project has a 15-year natural gas supply agreement (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of the Saranac Project's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership"), which also owns the Saranac Project. NCGP also transports gas for NYSEG and Georgia-Pacific. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, Tomen Corporation and General Electric Capital Corporation.

         Power Resources Project. The Power Resources Project is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with TXU Generation Company LP, formerly known as Texas Utilities Electric Company. The Power Resources Project is a QF and the project entity, Power Resources Ltd. ("Power Resources"), has entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company ("Fina"), a subsidiary of Petrofina S.A. of Belgium. Power Resources has entered into an agreement (the "CE Texas Gas Supply Agreement") with CE Texas Gas L.P. ("CE Texas Gas") for Power Resources' fuel requirements through December 2003. In June 1995, CE Texas Gas and Louis Dreyfus Natural Gas Corp. ("Dreyfus") executed an eight-year natural gas supply agreement (the "CE Texas Gas-Dreyfus Gas Supply Agreement"), with which CE Texas Gas will fulfill its supply commitment to Power Resources from October 1995 to the end of the term of the Power Resources PPA. Each of the Power Resources PPA, the Power Resources Steam Purchase Agreement and the CE Texas Gas-Dreyfus Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs.

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

        Zinc Recovery Project. The Company owns the rights to proprietary processes for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Projects.

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

CalEnergy Generation - Foreign

The following table sets out certain information concerning various foreign independent power projects in operation.


------------------- -------- ------   ----- ----------- ---------- -------- ------------ ---------
                                                                                          Political
                    Facility Net MW                     Commercial U.S. $   Power         Risk
Project             Net MW   Owned(1) Fuel  Location    Operation  Payments Purchaser(2)  Insurance
------------------- -------- ------   ----- ----------- ---------- -------- ------------- --------
Mahanagdong             165     149   Geo   Philippines    1997    Yes      PNOC-EDC GOP  Yes
------------------- -------- ------   ----- ----------- --------- -------- ------------- ---------
Malitbog                216     216   Geo   Philippines  1996-97   Yes      PNOC-EDC GOP  Yes
------------------- -------- ------   ----- ------------ --------- -------- ------------- --------
Upper Mahiao            119     119   Geo   Philippines    1996    Yes      PNOC-EDC GOP  Yes
------------------- -------- ------   ----- ----------- ---------- -------- ------------- --------
Casecnan                150    150(3) Hydro Philippines    2001    Yes      NIA GOP       Yes
------------------- -------- ------   ----- ----------- ---------- -------- ------------- --------
Total CalEnergy
Generation -
Foreign Operations      650     634
------------------- -------- ------   ------ ---------- ---------- -------- ------------- --------

(1) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.
(2) PNOC - Energy Development Corporation ("PNOC-EDC"); Government of the
Philippines ("GOP") and Philippine National Irrigation Administration ("NIA")
(NIA also purchases water from this facility). The Government of the Philippine undertaking supports PNOC-EDC's and NIA's respective obligations.
(3) Subject to certain repurchase rights by the initial minority shareholders

        The Company indirectly owns the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively, the "Leyte Projects"), which are geothermal power plants located on the island of Leyte in the Philippines, and the Casecnan Project, a combined irrigation and hydroelectric power generation project, which is located in the central part of Island of Luzon in the Philippines. The Casecnan Project commenced commercial operations on December 11, 2001. For purposes of consistent presentation, capacity amounts for Upper Mahiao, Malitbog, Mahanagdong and Casecnan are 119, 216, 165 and 150 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

         Upper Mahiao. The Upper Mahiao facility is a 119 net MW geothermal power project owned and operated by CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is 100% indirectly owned by the Company. The Upper Mahiao facility has been in commercial operation since June 17, 1996.

        Under the terms of an energy conversion agreement executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu owns and operates the Upper Mahiao Project during the ten-year cooperation period, which commenced in June, 1996 after which ownership will be transferred to PNOC-Energy Development Corporation ("PNOC-EDC") at no cost.

         The Upper Mahiao Project is located on land provided by PNOC-EDC at no cost. It takes geothermal steam and fluid, also provided by PNOC-EDC at no cost, and converts its thermal energy into electrical energy which is sold to PNOC-EDC on a "take-or-pay" basis. Specifically, PNOC-EDC is obligated to pay for 100% of the electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC pays to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). Payments under the Upper Mahiao ECA are denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee. Significant portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA, are supported by the Government of the Philippines through a performance undertaking.

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

         Mahanagdong. The Mahanagdong Project is a 165 net MW geothermal power project owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation of which 100% of the common stock is indirectly owned by the Company. Another industrial company owns an approximate 10% preferred equity interest in the project. The Mahanagdong Project has been in commercial operation since July 25, 1997. The Mahanagdong Project sells 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to PNOC-EDC, which in turn sells the power to the Philippine National Power Corporation ("NPC") for distribution to the island of Luzon.

         The terms of an energy conversion agreement executed on September 18, 1993 (the "Mahanagdong ECA"), are substantially similar to those of the Upper Mahiao ECA. The Mahanagdong ECA provides for a ten-year cooperation period. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are approximately 97% of total revenues at the design capacity levels and the energy fees are approximately 3% of such total revenues.

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

        The Malitbog Project is located on land provided by PNOC-EDC at no cost. The electrical energy produced by the facility is sold to PNOC-EDC on a take-or-pay basis. Specifically, PNOC-EDC is obligated to make payments (the "Capacity Payments") to VGPC based upon the available capacity of the Malitbog Project. The Capacity Payments equal approximately 100% of total revenues. The Capacity Payments will be payable so long as the Malitbog Project is available to produce electricity, even if the Malitbog Project is not operating due to scheduled maintenance, because PNOC-EDC fails to supply steam to the Malitbog Project as required or because NPC is unable (or unwilling) to accept delivery of electricity from the Malitbog Project. In addition, PNOC-EDC must continue to make the Capacity Payments if there is a force majeure event (e.g., war, nationalization, etc.) that affects the operation of the Malitbog Project and that is within the reasonable control of PNOC-EDC or the Government of the Philippines or any agency or authority thereof. A substantial majority of the Capacity Payments are required to be made by PNOC-EDC in dollars. The portion of Capacity Payments payable to PNOC-EDC in pesos is expected to vary over the term of the Malitbog ECA from 10% of VGPC's revenues in the early years of the Cooperation Period (as defined below) to 23% of VGPC's revenues at the end of the Cooperation Period. Payments made in pesos will generally be made to a peso-dominated account and will be used to pay peso-denominated operation and maintenance expenses with respect to the Malitbog Project and Philippine withholding taxes, if any, on the Malitbog Project's debt service. The Government of the Philippines has entered into a performance undertaking, which provides that all of PNOC-EDC's obligations pursuant to the Malitbog ECA carry the full faith and credit of, and are affirmed and guaranteed by, the Government of the Philippines.

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

        The Malitbog ECA cooperation period expires ten years after the date of commencement of commercial operation of Unit III (the "Cooperation Period"). At the end of the Cooperation Period, the facility will be transferred to PNOC-EDC at no cost, on an "as is" basis.

        Casecnan. CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") and an indirectly majority owned subsidiary of the Company, operates the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project"). The Casecnan Project consists generally of diversion structures in the Casecnan and Taan Rivers that captures and diverts excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfers that water through a transbasin tunnel of approximately 23 kilometers (including the intake audit from the Taan to the Casecnan River), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated at a 150 net MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers delivers water from the water tunnel and the powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of NPC, the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines.

        CE Casecnan constructed the Casecnan Project under the terms of the Project Agreement between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project over the construction period, and will own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of a minimum volume of water and a fixed fee for the delivery of a minimum amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The fixed fees for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 78% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

         The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippine political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest.

         The Republic of the Philippines has provided a performance undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines ("Performance Undertaking"). The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

HomeServices

        HomeServices.Com Inc. ("HomeServices"), a wholly-owned subsidiary of the Company, is the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 2001 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates in the following fourteen states: Minnesota, Iowa, California, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota, South Dakota and Georgia. HomeServices generally occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 2001. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Los Angeles and San Diego, California; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona; Annapolis, Maryland and Atlanta, Georgia.

Regulatory Matters

United States

        Each of the operating domestic power facilities partially owned through CE Generation meets the requirements promulgated under the Public Utility Regulatory Policies Act ("PURPA") to be qualifying facilities. Qualifying facility status under PURPA provides two primary benefits. First, regulations under PURPA exempt qualifying facilities from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and the state laws concerning rates of electric utilities, and financial and organization regulations of electric utilities. Second, FERC's regulations promulgated under PURPA require that (1) electric utilities purchase electricity generated by qualifying facilities, the construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's Avoided Cost of Energy, (2) the electric utility sell back-up, interruptible, maintenance and supplemental power to the qualifying facility on a non-discriminatory basis, and (3) the electric utility interconnect with a qualifying facility in its service territory.

         Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from qualifying facilities at prices based on Avoided Cost of Energy. The Company does not know whether such legislation will be passed or what form it may take. The Company believes that if any such legislation is passed, it would apply to new projects only and thus, although potentially impacting the Company's ability to develop new domestic projects, it would not affect the Company's existing qualifying facilities. There can be no assurance, however, that any legislation passed would not adversely impact the Company's existing domestic projects.

         In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry and increase access to electric utilities' transmission and distribution systems for independent power producers and electricity consumers. On September 1, 1996, the California legislature adopted an industry restructuring bill that would provide for a phased-in competitive power generation industry with an independent system operator and direct access to generation for all power purchasers under certain circumstances. Under the bill, consistent with the requirements of PURPA, the existing qualifying facilities power sales agreements would be honored. The Company cannot predict the final form or timing of the proposed industry restructuring or the impact on its operations.

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

        In connection with the March 1999 approval by the IUB of the MidAmerican acquisition and March 2000 affirmation as part of the Teton Transaction, the Company is required, among other things, to use all commercially reasonable efforts to maintain an investment grade credit rating for MidAmerican Energy and its long-term debt and to seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below specified levels (42% and 39%, respectively, of total capitalization) under certain circumstances. MidAmerican Energy's common equity level at December 31, 2001 was above these levels.

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

        The law also provides for Illinois earnings above a computed level of return on common equity to be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury Bond rates plus a premium of 5.5% for 1998 and 1999 and a premium of 8.5% for 2000 through 2004. The two-year average above which sharing must occur for 2001 was 14.34%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

        In December 1999, FERC issued Order No. 2000 establishing among other things minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with FERC a plan to create TRANSLink Transmission Company LLC and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC approved regional transmission organization. FERC approval of the plan is pending. Transferring operation and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

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

United Kingdom

        Since 1990, the electricity industry in Great Britain has seen the privatization of electric generation, supply and distribution, and the introduction of competition in generation and supply. Electricity is produced by generators, transmitted through the national grid transmission system by The National Grid Company plc ("NGC") (or in Scotland by Scottish Power or Scottish Hydro Electric) and distributed to customers by the fourteen Distribution License Holders ("DLHs") in their respective distribution service areas. During the fourth quarter of 1998, the market for supplying electricity began to be opened to competition through a phased-in program. This program, which proceeded by geographic areas, was completed in 1999.

        Under the Utilities Act 2000, the Public Electricity Supply License granted at privatization was replaced by two separate licenses - the Electricity Distribution license and the Electricity Supply license. The Public Electricity Supplier ("PES") licenses formerly held by Northern Electric plc and Yorkshire Electricity Group plc were split so that separate subsidiaries held licenses for distribution and electricity supply. In order to comply with the legislation the Northern Electric plc and Yorkshire Electricity Group plc each made a Statutory Transfer Scheme ("Scheme") that was approved by the Secretary of State for Trade and Industry. The Schemes provide for the transfer of certain assets and liabilities to the licensed subsidiaries. This occurred on October 1, 2001, a date set by the Secretary of State for Trade and Industry. As a consequence of the Schemes the electricity distribution businesses of Northern Electric plc and Yorkshire Electricity Group plc were transferred to Northern Electric Distribution Ltd ("NEDL") and Yorkshire Electricity Distribution plc ("YEDL"), respectively. NEDL and YEDL are each holders of an electricity distribution license.

         Each of the DLHs is required to offer terms for connection to its distribution system and for use of its distribution system to any person. In providing the use of its distribution system, a DLH must not discriminate between users, nor may its charges differ except where justified by differences in cost.

         Most revenue of the DLHs is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where the Retail Price Index ("RPI") reflects the average of the 12-month inflation rates recorded for each month in the previous July to December period. The distribution price control formula also reflects an adjustment factor ("Xd") which was established by the regulatory body, the Office of Gas and Electricity Markets ("Ofgem"), at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenues due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

         In connection with the scheduled distribution price control review concluded by Ofgem in 1999, the allowable revenue of NEDL's predecessor, Northern Electric plc, was reduced by 24%, and the allowable revenue of YEDL's predecessor, Yorkshire Electricity Group plc, was reduced by 23%, with effect from April 1, 2000. As part of the review, the Xd factor was not modified and therefore remained at 3%.

         The distribution prices allowable under the current distribution price control formula are expected to be reviewed by Ofgem at the expiration of the formula's scheduled five-year duration in 2005. The formula may be further reviewed at other times in the discretion of the regulator. Accordingly Ofgem is proposing to modify the licenses of all DLHs to implement the Information and Incentives Project under which up to two per cent of regulated income will depend upon the performance of the DLH's distribution system as measured by the number and duration of customer interruptions and upon the level of customer satisfaction monitored by Ofgem.

Philippines

        The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 which is aimed at restructuring the electric industry, privatizing of the NPC and introducing a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

Environmental Regulation

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

         The Clean Air Act Amendments of 1990 ("CAAA") was signed into law in November 1990. Essentially all utility generating units are subject to the provisions of the CAAA which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. MidAmerican Energy has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 60% of MidAmerican Energy's electric generating capability. MidAmerican Energy's generating units meet all requirements under Title IV of the CAAA. Title IV of the CAAA, which is also known as the Acid Rain Program, sets forth requirements for the emission of sulfur dioxide and nitrogen oxides at electric utility generating stations.

        In accordance with the requirements of Section 112 of the CAAA, the Environmental Protection Agency ("EPA") has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In February 1998, EPA issued its Final Report to Congress, indicating that mercury is the hazardous air pollutant of greatest potential concern from coal-fired generating units and that additional research and monitoring are necessary. As such the EPA issued a request under Section 114 of the CAAA requiring all electric utilities to provide information that will allow the EPA to calculate the annual mercury emissions from each coal-fired generating unit for the calendar year 1999. In December 2000, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 or 2004. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

         State and federal environmental laws and regulations currently have, and future modifications may have, the effect of increasing the lead time for the construction of new facilities, significantly increasing the total cost of new facilities, requiring modification of the Company's existing facilities, increasing the risk of delay on construction projects, increasing the Company's cost of waste disposal and possibly reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

United Kingdom

         CE Electric UK Funding's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act 1989 obligates either the UK Secretary of State or the Director General of Electric Supply to take into account the effect of electricity generation, transmission and supply activities upon the physical environment when approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires CE Electric UK Funding to consider the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development in connection with certain of its activities. CE Electric UK Funding mitigates the effects its proposals have on natural and man-made features and administers an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities.

        CE Electric UK Funding's policy is to carry out its activities in such a manner as to minimize the impact of its works and operations on the environment, and in accordance with environmental legislation and good practice. There have not been any significant regulatory environmental compliance issues and there are no material legal or administrative proceedings pending against CE Electric UK Funding with respect to any environmental matter.

Employees

         As of December 31, 2001, the Company and its subsidiaries employed approximately 9,780 people.

        As of December 31, 2001, MidAmerican Energy employed approximately 3,770 people, of which approximately 47% are represented by labor unions. MidAmerican Energy believes that its relations with its employees are good.

        As of December 31, 2001, CE Electric UK Funding employed approximately 3,460 people, of which approximately 76% are represented by labor unions. All CE Electric UK Funding employees who are not party to a personal employment contract are subject to collective bargaining agreements that are covered by eight separate business agreements. These arrangements may be amended by joint agreement between the trade unions and the individual business through negotiation in the appropriate Joint Business Council. CE Electric UK Funding believes that its relations with its employees are good.

         As of December 31, 2001, the CalEnergy Generation platforms employed approximately 560 people, of which approximately 240 people were in the Philippines. None of CalEnergy Generation's employees are covered by a collective bargaining agreement. Management believes that CalEnergy Generation's relations with its employees are good.

         As of December 31, 2001, HomeServices employed approximately 1,930 individuals and had approximately 8,700 sales associates, who are independent contractors and not employees. None of HomeServices' employees or sales associates are covered by a collective bargaining agreement. HomeServices believes that its relations with its employees and sales associates are good.

Item 2.     Properties

        The Company's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by the Company are in good operating condition and well maintained.

        The electric transmission system of MidAmerican Energy at December 31, 2001, included 897 miles of 345-kV lines, and 1,122 miles of 161-kV lines. The gas distribution facilities of MidAmerican Energy at December 31, 2001, included 20,561 miles of gas mains and services. Substantially all of the former Iowa-Illinois Gas and Electric Company (predecessor to MidAmerican Energy) utility property and franchises, and substantially all of the former Midwest Power Systems Inc. (predecessor to MidAmerican Energy) electric utility property located in Iowa, or approximately 79% of gross utility plant, is pledged to secure mortgage bonds.

        Northern's and Yorkshire's electricity distribution networks (excluding service connection to consumers) included approximately 10,500 and 9,800 miles of overhead lines and approximately 16,800 and 25,200 miles of underground cables, respectively.

         The Company's most significant physical properties, other than those owned by CE Electric UK Funding and MidAmerican Energy, are its current interests in operating power facilities, its plants under construction and related real property interests. See Item 1 for further detail.

Item 3.    Legal Proceedings

        In addition to the proceedings described below, the Company and its subsidiaries are currently parties to various minor items of litigation or arbitration, none of which, if determined adversely, would have a material adverse effect on the Company.

Southern California Edison

        Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing, Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

        Edison failed to pay approximately $119 million due under the power purchase agreement with CE Generation affiliates for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

        On February 21, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

        On March 22, 2001, the Imperial County Superior Court granted the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) such Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements, and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

        As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court prospectively vacated its order authorizing the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) right to resell power pursuant to the Declaratory Judgment.

        On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five year period. Following the five year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

        As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit rating, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative." Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive." The Funding Corporation Securities are currently rated Ba3 by Moody's and BBB- by S&P. CE Generation Securities are currently Ba2 by Moody's and BBB- by S&P.

Kvaerner Arbitration

        The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals, LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals, LLC drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. CalEnergy Minerals, LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

        On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against CalEnergy Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

        On August 7, 2001, CalEnergy Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. CalEnergy Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. CalEnergy Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, CalEnergy Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. Therefore, CalEnergy Minerals LLC asked for a judgment in excess of approximately $20 million. The arbitration is scheduled for June 2002.

Casecnan

        The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

        On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture.

        On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a termination of the Replacement Contract and filed a claim for unspecified quantum meruit damages. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

        On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. Further hearings were held in Paris from January 2 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002.

        As of December 31, 2001 the Company has received approximately $6.0 million of liquidated damages from demands made or the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration is difficult to assess, CE Casecnan believes it will prevail and receive substantial additional liquidated damages in the arbitration.

Malitbog Arbitration

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

(2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agree-ment; and

(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

MidAmerican Energy filed its answer and counterclaims. The counterclaims filed by MidAmerican Energy are generally as follows:

(1) tha MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

(2) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommissioning the plant;

(3) that NPPD violated MidAmerican Energy's directions for application of payments;

(4) that transition costs are not included in any decommissioning costs and are not any kind of costs that MidAmerican Energy is obligated to pay;

(5) that NPPD has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the Nebraska Public Power District operates the plant after the term of the power purchase agreement;

(6) that NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement so long as NPPD does not repay all amounts MidAmerican Energy has prefunded for estimated decommissioning costs together with other amounts in certain funds and accounts and for so long as NPPD fails to provide MidAmerican Energy with certain requested accountings and information;

(7) that certain funds, accounts, and reserves are excessive and are required to be paid to MidAmerican Energy or credited to MidAmerican Energy's pre-2004 monthly power costs;

(8) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

(9) that NPPD has mismanaged the plant in numerous described transactions resulting in damage to MidAmerican Energy;

(10) that NPPD has breached its contractual and other duties to MidAmerican Energy by not joining certain litigation and by failing to credit or agree to credit MidAmerican Energy with any recovery for low-level radioactive waste; and

(11) that NPPD has breached its duty to MidAmerican Energy in making invest-ments of decommissioning funds;

        On October 6, 1999, the court rendered summary judgment for NPPD on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related counterclaims filed by MidAmerican Energy (issues one and two in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

        MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on issues one and two in the second paragraph above, as well as issue one in the first paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims.

        Since the remand to the District Court from the Eighth Circuit Court of Appeals, NPPD has been granted permission, over MidAmerican Energy's objections, to file a second amended complaint. The second amended complaint asserts that even though the Eighth Circuit Court of Appeals held that MidAmerican Energy has no liability under the power purchase agreement to reimburse or pay NPPD a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. NPPD's post-remand contentions -- all strongly disputed by MidAmerican Energy -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched;
(iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) NPPD is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. In response to NPPD's second amended complaint, MidAmerican Energy filed its first amended answer and third amended counterclaims containing denials, several affirmative defenses, and the counterclaims summarized above. In the course of discovery, NPPD has contended that MidAmerican Energy has some responsibility for some costs of storage of spent fuel resulting from the operation of the plant during the term of the power purchase agreement. MidAmerican Energy disputes this. MidAmerican Energy recently filed a mandamus petition with Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit NPPD to pursue the above alternative theories at trial, since the above alternative theories appear to be contrary to the December 12, 2000 Eighth Circuit Court of Appeals decision. If such relief is not granted, MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by NPPD. Trial in these matters has been recently rescheduled to September 9, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder's
Matters

         As of March 14, 2000, the Company's equity securities are owned by a limited group of private investors and are not registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, listed on a stock exchange or otherwise publicly held or traded.

Item 6.    Selected Financial Data

         Reference is made to Part IV of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to Part IV of this report.

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk

         Reference is made to Part IV of this report. Refer to Note 16 in notes to consolidated financial statements.


Item 8.    Financial Statements and Supplementary Data

         Reference is made to Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

                                   MANAGEMENT

Item 10.  Directors, Executive and Other Officers of the Company

         The Company's management structure is organized functionally and the current executive officers and directors of the Company and their positions are as follows:

Name                       Position

David L. Sokol             Chairman of the Board, Chief Executive Officer and
                             Director
Gregory E. Abel            President, Chief Operating Officer and Director
Patrick J. Goodman         Senior Vice President and Chief Financial Officer
Douglas L. Anderson        Senior Vice President and General Counsel
Keith D. Hartje            Senior Vice President and Chief Administrative
                             Officer
Warren Buffett             Director
Walter Scott Jr.           Director
Marc D. Hamburg            Director
W. David Scott             Director
Edgar D. Aronson           Director
John Boyer                 Director
Stanley J. Bright          Director
Richard Jaros              Director

        Officers are elected annually by the Board of Directors. There are no family relationships among the executive officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

         Set forth below is certain information with respect to each of the foregoing officers:

         DAVID L. SOKOL, 45, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been CEO since April 19, 1993 and served as President of MEHC from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

         GREGORY E. ABEL, 39, President, Chief Operating Officer and Director. Mr. Abel joined the Company in 1992 and initially served as Vice President and Controller. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

         PATRICK J. GOODMAN, 35, Senior Vice President and Chief Financial Officer. Mr. Goodman joined the Company in 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining the Company, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

         DOUGLAS L. ANDERSON, 44, Senior Vice President and General Counsel. Mr. Anderson joined the Company in February 1993 and has served in various legal positions including General Counsel of the Company's independent power affiliates. From 1990 to 1993 Mr. Anderson was a corporate attorney with Fraser, Stryker in Omaha, NE. Prior to that Mr. Anderson was a principal in the firm Anderson and Anderson.

         KEITH D. HARTJE, 52, Senior Vice President and Chief Administrative Officer. Mr. Hartje has been with MidAmerican Energy and its predecessor companies since 1973. In that time, he has held a number of positions, including General Counsel and Corporate Secretary, District Vice President for southwest Iowa operations, and Vice President, Corporate Communications.

        WARREN BUFFETT, 71, Director. Mr. Buffett has been a director of the Company since March 2000. He is Chairman of the Board and Chief Executive Office of Berkshire Hathaway Inc. Mr. Buffett is a Director of the Coca-Cola Company, the Gillette Company and The Washington Post Company.

        WALTER SCOTT, JR., 71, Director. Mr. Scott has been a director of the Company since June 1991. Mr. Scott was the Chairman and Chief Executive Officer of the Company from January 8, 1992 until April 19, 1993. For more than the past five years, he has been Chairman of the Board of Directors of Level 3 Communications, Inc., a successor to certain businesses of Peter Kiewit Sons Inc. Mr. Scott is a director of Peter Kiewit Sons Inc., Berkshire Hathaway Inc., Burlington Resources, Inc., ConAgra, Inc., Valmont Industries, Inc., Kiewit Materials Co., Commonwealth Telephone Enterprises, Inc. and RCN Corporation.

        MARC D. HAMBURG, 52, Director. Mr. Hamburg has been a director of the Company since March 2000. He has served as Vice President - Chief Financial Officer of Berkshire Hathaway Inc. since October 1, 1992 and Treasurer since June 1, 1987, his date of employment with Berkshire Hathaway Inc.

        W. DAVID SCOTT, 40, Director. Mr. Scott has been a director of the Company since March 2000. Mr. Scott formed Magnum Resources, Inc., a commercial real estate investment and management company, in October 1994 and has served as its President and Chief Executive Office since its inception. Before forming Magnum Resources, Mr. Scott worked for America First Companies, Cornerstone Banking Group and Peter Kiewit Sons Inc. Mr. Scott has been a director of America First Mortgage Investments, Inc., a mortgage REIT, since 1998.

        EDGAR D. ARONSON, 67, Director. Mr. Aronson has been a director of the Company since 1983. Mr. Aronson founded EDACO, Inc., a private venture capital company, in 1981, and has been President of EDACO, Inc. since that time. Prior to that, Mr. Aronson was Chairman of Dillon, Read International from 1979 to 1981 and a General Partner in charge of the International Department of Salomon Brothers Inc. from 1973 to 1979. Mr. Aronson served during 1962-1968 as Vice President consecutively in the International Departments of First National Bank of Chicago and Republic National Bank of New York. He founded the International Department of Salomon Brothers and Hutzler in 1968.

        JOHN BOYER, 58, Director. Mr. Boyer has been a director of the Company since March 2000. He is a partner with Fraser, Stryker, Meusey, Olson, Boyer & Bloch, P.C. from 1973 to present with emphasis on corporate, commercial, federal, state, and local taxation.

        STANLEY J. BRIGHT, 62, Director. Mr. Bright is Vice Chairman of the Company and was Chairman and Chief Executive Officer of MidAmerican Energy Company from July 1, 1995 until March 1999. Mr. Bright joined Iowa-Illinois Gas and Electric Company (a predecessor of MidAmerican Energy Company) as Vice President and Chief Financial Officer in 1986, became a director in 1987, President and Chief Operating Officer in 1990, and Chairman and Chief Executive Officer in 1991.

        RICHARD R. JAROS, 50, Director. Mr. Jaros has been a director since March 1991. Mr. Jaros served as President and Chief Operating Officer of the Company from January 8, 1992 to April 19, 1993 and as Chairman of the Board from April 19, 1993 to May 1994. Until July 1997, Mr. Jaros was Executive Vice President and Chief Financial Officer of Peter Kiewit Sons Inc. and President of Kiewit Diversified Group, Inc., which is now Level 3 Communications, Inc. From 1990 until January 8, 1992, Mr. Jaros served as a Vice President of Peter Kiewit Sons Inc. Mr. Jaros serves as director of Commonwealth Telephone Enterprises, Inc., RCN Corporation and Level 3 Communications, Inc.

Item 11.  Executive Compensation

The following table sets forth the compensation of the chief executive officer and the four other most highly compensated executive officers of the Company who were employed as of December 31, 2001 ("Named Executive Officers"). Information is provided regarding the Named Executive Officers for the last three fiscal years during which they were executive officers of the Company, if applicable.


                          Year                                      Other   Restricted   Securities                 All
Name and                 Ended                      Bonus           Annual     Stock     Underlying     LTIP       Other
Principal Positions     Dec 31,   Salary      Cash (1)    Stock    Comp (2)   Awards      Options      Payouts    Comp (3)
-------------------     -------   ------      --------    -----    --------   ------      -------      --------   --------

David L. Sokol            2001    $750,000   $2,400,000   $ --     $  --      $  --      $  --         $ --         $6,630
Chairman and              2000     750,000    4,250,000     --        --         --       2,199,277      --         6,630
Chief Executive           1999     675,000    3,276,049     --        --         --         --           --         6,240
Officer

Gregory E. Abel           2001     520,000    1,150,000     --        --         --         --           --         6,630
President and             2000     500,000    1,100,000     --        --         --         649,052      --         6,630
Chief Operating           1999     357,933    1,452,234     --        --         --         --           --         6,240
Officer

Ronald W. Stepien         2001     400,000      275,000     --     7,270         --         --         316,021      6,630
President,                2000     370,667      641,938     --        --         --         --           --         6,630
MidAmerican               1999     350,000    1,052,069     --        --         --          56,203      --         6,240
Energy Company (4)

Patrick J. Goodman        2001     240,000      260,000     --        --         --         --           --         6,630
Chief Financial           2000     230,000    1,183,071     --        --         --         --           --         6,630
Officer                   1999     199,279      334,374     --        --         --          60,000      --         6,240

Douglas L. Anderson       2001     154,427      200,000     --        --         --         --           --         6,630
General Counsel and       2000     120,000      591,806     --        --         --         --           --         6,630
Corporate Secretary       1999     110,000       40,000     --        --         --           5,000      --         3,654


(1)   Includes amounts voluntarily deferred by the executive, if applicable.
      Includes various expatriate compensation items, including expatriate allowances, company provided transportation, housing and tax benefits.
(2)   Includes payout of earnings on Long-Term Incentive Partnership Plan.
(3)   Consists of 401(k) Plan contributions for 2001.
(4)   Mr. Stepien retired from the Company effective December 31, 2001.


Option Grants in Last Fiscal Year

         The Company did not grant any options during 2001.


Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option
Values

         The following table sets forth the option exercises and the number of securities underlying exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2001.


                                                     Underlying Unexercised              Value of Unexercised
                         Shares        Value              Options Held               In-the-Money Options ($) (1)
                                                          ------------               ----------------------------
Name                     Acquired      Realized $  Exercisable     Unexercisable     Exercisable     Unexercisable
----                     --------      ----------  -----------     -------------     -----------     -------------
David L. Sokol           -             -           1,970,412       228,865           N/A                N/A
Gregory E. Abel          -             -             584,864        64,188           N/A                N/A
Ronald W. Stepien        -             -                   -             -           --                 --
Patrick J. Goodman       -             -                   -             -           --                 --
Douglas L. Anderson      -             -                   -             -           --                 --


(1) On March 14, 2000 the Company was acquired by an investor group in a "going private" transaction (the "Teton Transaction"). As a privately held company, the Company has no publicly traded equity securities and, consequently, the Company's management does not believe there is a reliable method of computing the present value of the stock options granted to Messrs. Sokol and Abel as shown on the foregoing table.

Long-Term Incentive Plans - Awards in Last Fiscal Year

                                Amount of            Performance or other
                              Annual Award              period until
Name                             ($) (1)             maturation or payout
----                             -------             --------------------
Ronald W. Stepien               $ 56,106               December 31,2005
Patrick J. Goodman               107,212               December 31,2005
Douglas L. Anderson               87,769               December 31,2005

(1) The awards shown in the foregoing table are made pursuant to the Long-Term Incentive Partnership Plan ("LTIP") which provides that awards vest equally over five years with any unvested balances forfeited upon termination of employment unless the participant retires at or above age 55 with at least 5 years of service in which case the participant will receive any unvested portion of the award. Vested balances are paid to the participant at the time of termination. Once an award is fully vested, the participant may elect to defer or receive payment of part or all of the award. Messrs. Sokol and Abel are not participants in the LTIP. Awards are credited with annual interest based on a composite of funds or indices.

Compensation of Directors

         All directors, excluding Messrs. Sokol, Abel, Buffet and Walter Scott, are paid an annual retainer fee of $20,000 and a fee of $500 per day for attendance at Board and Committee meetings. Directors who are employees of the Company do not receive such fees. All directors are reimbursed for their expenses incurred in attending Board meetings.

Retirement Plans

        The Company maintains a Supplemental Retirement Plan for Designated Officers ("Supplemental Plan") to provide additional retirement benefits to designated participants, as determined by the Board of Directors. Messrs. Sokol, Abel, Stepien and Goodman are participants in the Supplemental Plan. The Supplemental Plan provides retirement benefits up to sixty-five percent of a participant's Total Cash Compensation in effect immediately prior to retirement, subject to a $1 million maximum retirement benefit. "Total Cash Compensation" means the highest amount payable to a participant as monthly base salary during the five years immediately prior to retirement multiplied by 12 plus the average of the participant's last three years (i) awards under an annual incentive bonus program and (ii) special, additional or non-recurring bonus awards, if any, that are required to be included in Total Cash Compensation pursuant to a participant's employment agreement or approved for inclusion by the Board. Participants must be credited with five years service in order to be eligible to receive benefits under the Supplemental Plan. Each of the Named Executive Officers has or will have five years of credited service with the Company as of their respective normal retirement age and will be eligible to receive benefits under the Supplemental Plan. A participant who elects early retirement is entitled to reduced benefits under the Supplemental Plan, however, in accordance with their respective employment agreements, Messrs. Sokol and Abel are eligible to receive the maximum retirement benefit at age 47. A survivor benefit is payable to a surviving spouse under the Supplemental Plan. Benefits from the Supplemental Plan will be paid out of general corporate funds, however, the Company, through a rabbi trust, maintains life insurance on the participants in amounts expected to be sufficient to fund the after-tax cost of the projected benefits. Deferred compensation is considered part of the salary covered by the Supplemental Plan.

        The supplemental retirement benefit will be reduced by the amount of the participant's regular retirement benefit under the MidAmerican Energy Company Cash Balance Retirement Plan ("MidAmerican Retirement Plan") that became effective January 1, 1997, and by benefits under the Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan ("Iowa-Illinois Supplemental Plan"), as applicable.

        The MidAmerican Retirement Plan replaced retirement plans of predecessor companies that were structured as traditional, defined benefit plans. Under the MidAmerican Retirement Plan, each participant has an account, for recordkeeping purposes only, to which credits are allocated each payroll period based upon a percentage of the participant's salary paid in the current pay period. In addition, all balances in the accounts of participants earn a fixed rate of interest that is credited annually. The interest rate for a particular year is based on the constant maturity Treasury yield plus seven-tenths of one percentage point. At retirement or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the participant in the form of a lump sum or a form of annuity for the entire benefit under the MidAmerican Retirement Plan. Mr. Anderson is a participant in this plan.

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

Pension Plan Table

 Total Cash                              Estimated Annual Benefit
Compensation                                 Age at Retirement
 Retirement             -----------------------------------------------------
---------------              55                   60                      65
                          ---------           ----------             ----------
   $400,000               $ 220,000             $240,000               $260,000
    500,000                 275,000              300,000                325,000
    600,000                 330,000              360,000                390,000
    700,000                 385,000              420,000                455,000
    800,000                 440,000              480,000                520,000
    900,000                 495,000              540,000                585,000
  1,000,000                 550,000              600,000                650,000
  1,250,000                 687,500              750,000                812,500
  1,500,000                 825,000              900,000                975,000
  1,750,000                 962,500            1,000,000              1,000,000
  2,000,000 and greater   1,000,000            1,000,000              1,000,000

Employment Agreements

        Pursuant to his Employment Agreement, Mr. Sokol will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Employment Agreement provides that Mr. Sokol is to receive an annual base salary of not less than $750,000, senior executive employee benefits and annual bonus awards that shall not be less than $675,000.

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

        In the event Mr. Sokol has relinquished his position as Chief Executive Officer and is subsequently terminated as Chairman of the Board due to death, disability or other than for cause, he is entitled to any accrued but unpaid salary plus an amount equal to the aggregate annual salary that would have been paid to him through the fifth anniversary of the date he commenced his employment solely as Chairman of the Board, the immediate vesting of all of his options and the continuation of his senior executive employee benefits (or the economic equivalent thereof) through such fifth anniversary. If Mr. Sokol relinquishes his position as Chief Executive Officer but offers to remain employed as the Chairman of the Board, he is to receive a special achievement bonus equal to two times the sum of (a) his annual salary then in effect and (b) the greater of his minimum annual bonus or his average annual bonus for the two preceding years, as well as two years of accelerated option vesting.

        Under the terms of separate employment agreements between each of Messrs. Abel and Goodman and the Company, each of such Executives is entitled to receive two years base salary continuation, payments in respect of average bonuses for the prior two years and two years continued option vesting in the event of the termination of his employment by the Company other than for cause. If such persons were terminated without cause, Messrs. Sokol, Abel and Goodman would currently be entitled to be paid approximately $12,225,000, $3,290,000 and $780,000, respectively, pursuant to their employment agreements, without giving effect to any tax related provisions.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding beneficial ownership of the shares of Company common stock and certain information with respect to the beneficial ownership of each director, the Named Executive Officers and all directors and executive officers of the Company as a group as of December 31, 2001.
                                   Number Of Shares
Name and Address of                 Beneficially           Percentage Of
Beneficial Owner (1)                 Owned (2)                Class (2)
--------------------               ----------------        -------------
Common Stock:
Gregory E. Abel (3)                     649,362                5.47%
Douglas L. Anderson                           -                   -
Edgar D. Aronson                              -                   -
Berkshire Hathaway Inc. (4)             900,942                9.71%
Stanley J. Bright                             -                   -
John K. Boyer                                 -                   -
Warren E. Buffett (5)                         -                   -
Patrick J. Goodman                            -                   -
Marc D. Hamburg (5)                           -                   -
Richard R. Jaros                              -                   -
W. David Scott (6)                      624,350                6.73%
Walter Scott, Jr. (7)                 5,000,000               53.87%
David L. Sokol (8)                    2,325,132               19.58%
Ronald W. Stepien                             -                   -
All directors and executive
 officers as a group
 (14 persons)                         9,499,786               80.00%

(1) Unless otherwise indicated, each address is c/o the Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.
(2) Includes shares which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.
(3) Includes options to purchase 593,422 shares of common stock which are exercisable within 60 days.
(4)   Such beneficial owner's address is 1440 Kiewit Plaza, Omaha, Nebraska
      68131.
(5) Excludes 900,942 shares of common stock held by Berkshire Hathaway Inc. of which beneficial ownership of such shares is disclaimed.
(6) Includes shares held by trusts for the benefit of or controlled by W. David Scott. Such beneficial owner's address is 402 South 36th Street, Suite 800, Omaha, Nebraska 68131.
(7) Excludes 3 million shares held by family members and family controlled trusts and corporations ("Scott Family Interests") as to which Mr. Scott disclaims beneficial ownership. Such beneficial owner's address is 1000 Kiewit Plaza, Omaha, Nebraska 68131.
(8) Includes options to purchase 2,000,927 shares of common stock that are exercisable within 60 days.

         The terms of the Company's Zero Coupon Convertible Preferred Stock held by Berkshire athaway nc. entitle the holder thereof to designate two members of the Company's Board of Directors. Similarly, Mr. Sokol's employment agreement gives him the right during the term of his employment to serve as a member of the Board of Directors and to designate two additional directors.

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

Item 13.  Certain Relationships and Related Transactions

        Under a subscription agreement with the Company, under certain circumstances, Berkshire Hathaway has agreed to purchase additional 11% trust issued preferred securities in the event preferred securities outstanding prior to the closing of the Teton Transaction are tendered for conversion to cash by the current holders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  Financial Statements and Schedules

         1.  Financial Statements (included herein)
                                                                       Page No.
    Selected Consolidated Financial Data......................................36
    Management's Discussion and Analysis of Financial Condition
         And Results of Operations............................................37
    Qualitative and Quantitative Disclosures About Market Risk................48
    Consolidated Balance Sheets as of December 31, 2001 and 2000..............50
    Consolidated Statements of Operations
         For the Three Years Ended December 31, 2001, 2000 and 1999...........51
    Consolidated Statements of Stockholders' Equity
         For the Three Years Ended December 31, 2001, 2000 and 1999...........52
    Consolidated Statements of Cash Flows
         For the Three Years Ended December 31, 2001, 2000 and 1999...........53
    Notes to Consolidated Financial Statements................................54
    Independent Auditors' Report..............................................93

         2.  Financial Statement Schedules
                                                                       Page No.
    Schedule I, Financial Statements of the Company (Parent Company only).....94

    Schedule II, Consolidated Valuation and Qualifying Accounts...............97

    (b) Reports on Form 8-K

    None.

    (c)  Exhibits

    The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

    (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

    Not applicable.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                                  (In millions)

                                                                                           MEHC (Predecessor)
                                                       March 14, 2000    -------------------------------------------------
                                        Year Ended        through        January 1, 2000
                                       December 31,     December 31,        through              Year Ended December 31,
                                         2001(1)          2000(2)         March 13, 2000   1999 (3)    1998 (4)       1997
                                         -------          -------         --------------   --------    --------       ----
Income Statement Data:
Operating revenue                       $5,060.6         $4,147.9           $1,087.1      $4,184.5     $2,555.2     $2,166.3
Total revenues                           5,336.8          4,242.7            1,106.6       4,466.4      2,682.7      2,270.9
Total costs and expenses                 4,832.9          4,023.5            1,015.4       4,109.4      2,410.7      2,074.1
Income before provision for
   income taxes                            503.9            219.2               91.2         357.1        272.1        196.9(6)
Minority interest                          106.5             84.7                8.9          46.9         41.3         46.0
Income before change in
   accounting principle
   and extraordinary item                  147.3             81.3               51.3         216.7(5)     137.5         51.8(6)
Extraordinary item, net of tax               -                -                  -           (49.4)        (7.1)      (135.9)
Cumulative effect of change
   in accounting principle,
   net of tax                               (4.6)             -                  -             -           (3.4)         -
Net income (loss)                          142.7             81.3               51.3         167.2(5)     127.0        (84.0)(6)

Balance Sheet Data:
Total assets                           $12,615.3        $11,610.9                N/A     $10,766.4     $9,103.5     $7,487.6
Total liabilities                        9,767.4          8,911.3                N/A       8,978.9      7,598.0      5,282.2
Company-obligated mandatory
   redeemable preferred securities
   of subsidiary trusts                    788.2            786.5                N/A         450.0        553.9        553.9
Subsidiary-obligated mandatorily
   redeemable preferred securities
   of subsidiary trusts                    100.0            100.0                N/A         101.6          -            -
Preferred securities of subsidiaries       121.2            145.7                N/A         146.6         66.0         56.2
Total stockholders' equity               1,708.2          1,576.4                N/A         994.6        827.1        765.3


(1)  Reflects the Northern Supply/Yorkshire Electric swap on September 21, 2001.
(2)  Reflects the Teton Transaction on March 14, 2000.
(3) Reflects the MidAmerican acquisition on March 12, 1999, the disposition of Coso Joint Ventures on February 26, 1999 and the disposition of 50% owner-ship interest in CE Generation on March 3, 1999.
(4)  Reflects the acquisition of KDG on January 2, 1998.
(5) Includes $81.5 million for non-recurring Indonesia gain on settlement, gains on sales of McLeod and qualified facilities, CE Electric UK Funding restructuring charges and Teton Transaction costs.
(6) Includes $87 million non-recurring Indonesia asset impairment charge.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

As a result of the Northern Supply/Yorkshire Electric swap and the Teton Transaction, the Company's future results will differ from the Company's historical results.

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

Critical Accounting Policies

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for revenue, contingent liabilities and impairment of long-lived assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

The Company also records unbilled revenues representing the estimated amounts customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues are included in accounts receivable on the consolidated balance sheets.

SFAS No. 71 - Accounting for the Effects of Certain Types of Regulation

A possible consequence of deregulation in the utility industry is that SFAS No. 71 may no longer apply. SFAS No. 71 sets forth accounting principles for operations that are regulated and meet the stated criteria. For operations that meet the criteria, SFAS No. 71 allows, among other things, the deferral of expense or income that would otherwise be recognized when incurred. MidAmerican Energy's electric and gas utility operations currently meet the criteria required by SFAS No. 71, but its applicability is periodically reexamined. If portions of its utility operations no longer meet the criteria of SFAS No. 71, MidAmerican Energy could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation. As of December 31, 2001, the Company had $221.1 million of regulatory assets and $62.4 million of regulatory liabilities on its consolidated balance sheet.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. The Company believes the useful lives assigned to these assets, which range from 3 to 40 years, are reasonable. The Company evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of undiscounted future cash flows to determine recoverability of an asset. If management's assumptions about these assets change as a result of events or circumstances, and management believes the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

Contingent Liabilities

The Company establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Results of Operations for the Year Ended December 31, 2001 and the Periods March 14, 2000 through December 31, 2000, and January 1, 2000 through March 13, 2000:

The following is a discussion of the historical results of the Company for the year ended December 31, 2001 and the period March 14, 2000 through December 31, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000 through March 13, 2000. Results for the Company include the impact of the Teton Transaction beginning March 14, 2000 which are predominately the minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisition, including the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the year ended December 31, 2000 to the year ended December 31, 2001.

Pro forma operating revenue for the year ended December 31, 2001 was $5,060.6 million compared with $5,235.0 million for the same period in 2000, a decrease of 3.3%. MidAmerican Energy operating revenue increased for the year ended December 31, 2001 to $2,752.5 million from $2,576.9 million for the same period in 2000, primarily due to increases in volumes of non-regulated gas sold and increases in volumes and prices on off-system electricity sales. CE Electric UK Funding operating revenue decreased for the year ended December 31, 2001 to $1,444.0 million from $1,997.9 million for the same period in 2000, primarily due to the Northern Supply/Yorkshire swap and changes in foreign exchange rates. The supply business that was sold is generally a high volume business that tends to operate at lower profitability levels than the distribution business. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and the commencement of operations of the Cordova Project in June 2001.

The following data represents sales from MidAmerican Energy:

                                                             Year
                                                      Ended December 31,
                                                 ----------------------------
                                                   2001               2000
                                                 --------           ---------

Electricity Retail Sales (GWh).......            17,207              16,715

Electricity Sales for Resale (GWh)...             7,755               6,941

Regulated and Non-Regulated Gas
 Supplied (Thousands of
 MMBtus).............................           264,338             174,385

MidAmerican Energy electric retail sales increased for the year ended December 31, 2001 from the same period in 2000 due to the more extreme temperatures substantially offset by a decrease in non-weather related sales. Electric sales for resale increased for the year ended December 31, 2001 from the same period in 2000 due to higher production at the Cooper and Neal power plants and favorable market conditions. Regulated and non-regulated gas supplied increased due principally to growth in the non-regulated markets for the year ended December 31, 2001 compared to the same period in 2000.

The following data represents the supply and distribution operations in the
U.K.:

                                                                Year
                                                       Ended December 31,
                                               --------------------------------
                                                     2001               2000
                                                  ---------           --------

Electricity Supplied (GWh)............              12,745             19,925

Electricity Distributed (GWh).........              23,770             16,350

Gas Supplied (Thousands of MMBtus)....              40,738             51,035

The decrease in electricity supplied for the year ended December 31, 2001 is due to the sale of the Northern Supply business in September 2001. The increase in electricity distributed for the year ended December 31, 2001 is due to the addition of Yorkshire and changes in demand in the distribution area. The decrease in gas supplied in 2001 from 2000 reflects the sale of the Northern Supply business.

Pro forma interest and other income for the year ended December 31, 2001 was $96.7 million compared with $114.4 million for the same period in 2000. The decrease was due primarily to reduced interest income and lower income from equity investments.

The non-recurring gains in 2001 are comprised mainly of the pre-tax gain on the sale of the Northern Supply business of $196.7 million, the loss on the impair-ment of Teesside of $58.8 million, the gain on the sale of Telephone Flat, a geothermal development project, of $20.7 million, the gain on the transfer of shares of Bali, an indirect wholly owned subsidiary of the Company, of $10.4 million, and the gain on the sale of Western States Geothermal Company, an indirect wholly owned subsidiary of the Company, of $9.8 million. The after-tax gains and (losses) for the Northern Supply sale, the Teesside impairment, the Telephone Flat sale, the transfer of the Bali shares, and the Western States Geothermal sale were $10.8 million, ($20.7) million, $12.2 million, $6.5 million and $6.4 million, respectively.

Pro forma cost of sales for the year ended December 31, 2001 was $2,705.0 million compared with $3,029.7 million for the same period in 2000, a decrease of 10.7%. The decrease relates primarily to decreased cost of sales at CE Electric UK Funding due to the sale of the Northern Supply business, lower foreign exchange rate and lower electricity volumes and prices, partially offset by increased volumes and prices for both regulated and non-regulated gas at MidAmerican Energy, and acquisitions at HomeServices.

Pro forma operating expenses for the year ended December 31, 2001 were $1,176.4 million compared with $1,123.6 million for the same period in 2000. The increase was primarily due to higher costs at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and higher costs at MidAmerican due to costs related to Cooper, accounts receivable discounts and bad debts, partially offset by lower costs at CE Electric UK Funding due to the sale of the Northern Supply business, lower pension costs and a lower exchange rate, partially offset by the addition of Yorkshire.

Pro forma depreciation and amortization for the year ended December 31, 2001 was $538.7 million compared with $479.6 million for the same period in 2000. This increase was due to higher depreciation at MidAmerican Energy due to inclusion of Iowa revenue sharing accrual and an increase in depreciation rates implemented in 2001 and amortization of intangible assets related to the HomeServices acquisitions, partially offset by lower depreciation at CE Electric UK Funding due to lower amortization of operational assets and lower exchange rate, partially offset by the addition of Yorkshire.

Pro forma interest expense, less amounts capitalized, for the year ended December 31, 2001 was $412.8 million compared with $398.1 million for the same period in 2000, an increase of 3.7%. This increase is due to increased interest expense associated with the debt acquired with Yorkshire and lower capitalized interest on the mineral extraction process, partially offset by lower average outstanding debt balances and lower foreign exchange rates at Northern.

The loss on non-recurring item of $7.6 million in the period from January 1, 2000 through March 13, 2000 represents the costs incurred related to the Teton Transaction.

Pro forma tax expense for the year ended December 31, 2001 was $250.1 million compared with $81.6 million for the same period in 2000. The increase is due primarily to the tax on the gain related to the sale of Northern Supply business and higher pre-tax income.

Pro forma minority interest for the year ended December 31, 2001 was $106.5 million compared with $104.3 million for the same period in 2000. The increase is primarily due to increased minority interest at HomeServices.

The cumulative effect of change in accounting principle of $4.6 million in 2001 represents the change in accounting for major maintenance and overhauls.

Pro forma net income for the year ended December 31, 2001 was $142.7 million compared with $124.9 million for the same period in 2000.

Results of Operations for the Periods March 14, 2000 through December 31, 2000, January 1, 2000 through March 13, 2000 and for the Year Ended December 31, 1999:

The following is a discussion of the historical results of the Company for the period March 14, 2000 through December 31, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000 through March 13, 2000, and for the year ended December 31, 1999. Results for the Company include the results of MEHC (Predecessor) beginning March 14, 2000, in conjunction with the Teton Transaction. The impact of the transaction is reflected in the Company's results of operations, predominately minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities. In order to provide comparability between periods, the Company has prepared pro forma results as if the Teton Transaction and the MidAmerican acquisition had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sales of the qualified facilities, the redemption of limited recourse notes, the redemption of the senior discount notes and the issuance of the 11% trust preferred securities. The discussion therefore will highlight any significant variances on a pro forma basis from the year ended December 31, 1999 to the year ended December 31, 2000.

Pro forma operating revenue for the year ended December 31, 2000 was $5,235.0 million compared with $4,572.8 million for the same period in 1999, an increase of 14.5%. MidAmerican operating revenue increased for the year ended December 31, 2000 to $2,576.9 million from $1,871.9 million for the same period in 1999, primarily due to increases in nonregulated gas sales and higher rates in regulated gas. CE Electric UK Funding operating revenue decreased for the year ended December 31, 2000 to $1,997.9 million from $2,072.2 million for the same period in 1999, primarily due to lower volumes of electricity supplied in the franchise area and lower foreign exchange rates partially offset by higher volumes of electricity supplied out of the franchise area and distribution revenue from access charges. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions in late 1999.

The following data represents sales from MidAmerican Energy:

                                                    Year Ended December 31,
                                                     2000             1999
                                                   --------         --------

Electricity Retail Sales (GWh).............          16,715          16,007

Electricity Sales for Resale (GWh).........           6,941           7,168

Regulated and Nonregulated Gas Supplied
(Thousands of MMBTUs)......................         174,385         138,387

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

The following data represents the supply and distribution operations in the
U.K.:

                                                    Year Ended December 31,
                                                    2000              1999
                                                 ----------        ----------


Electricity Supplied (GWh)...............          19,925             17,984

Electricity Distributed (GWh).............         16,350             15,943

Gas Supplied (Thousands of MMBtus)......           51,035             48,435

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

In the fourth quarter of 1999, the Company recorded a pre-tax gain of $40.3 million relating to insurance proceeds received from an arbitration settlement between Himpurna California Energy Ltd. and Patuha Power Ltd., former subsidiaries of the Company, and P.T. PLN (Persero), an Indonesian national electric utility.

Pro forma cost of sales for the year ended December 31, 2000 was $3,029.7 million compared with $2,398.6 million for the same period in 1999, an increase of 26.3%. The increase relates to increased sales at MidAmerican Energy and HomeServices.

Pro forma operating expense for the year ended December 31, 2000 was $1,123.6 million compared with $1,115.8 million for the same period in 1999. The increase primarily relates to the increase of operating expenses at HomeServices due to acquisitions in late 1999.

Pro forma depreciation and amortization for the year ended December 31, 2000 was $479.6 million compared with $462.0 million for the same period in 1999. The increase was primarily due to higher depreciation at CE Electric UK Funding primarily due to higher production at CE Gas.

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

The Company's cash and cash equivalents were $386.7 million at December 31, 2001 compared to $38.2 million at December 31, 2000. The increase is primarily due to the addition of Yorkshire and the timing of cash receipts and disbursements at MidAmerican Energy. In addition, the Company recorded separately restricted cash and investments of $54.8 million and $90.9 million at December 31, 2001 and 2000, respectively. The restricted cash balance as of December 31, 2001 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Leyte Projects', Casecnan's and a portion of Cordova's restricted cash is reserved for the service of debt obligations.

On March 1, 2001 MidAmerican Funding, LLC retired $200 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001 MidAmerican Funding, LLC issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

September 21, 2001, CE Electric UK Ltd., an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc executed an agreement to exchange Northern's electricity and gas supply and metering assets for Innogy's 94.75% interest in Yorkshire's electricity distribution business. Northern's supply business was initially valued at approximately $430 million ((pound)295 million), including working capital of approximately $53 million ((pound)37 million). 94.75% of Yorkshire's distribution business was initially valued at approximately $395 million ((pound)271 million), including working capital of approximately $48 million ((pound)33 million). The net cash received by Northern for the exchange was approximately $35 million ((pound)24 million). Working capital is subject to adjustment and is currently under review.

The Company paid $37.4 million, net of cash acquired of $362.8 million and transaction costs, for 94.75% of the Yorkshire electricity distribution business and related indebtedness.

Subsequent Events

Debt issuance

On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% medium-term notes due in 2031. The proceeds will be used to refinance existing debt and preferred securities and for other corporate purposes. MidAmerican Energy has redeemed its MidAmerican-obligated preferred securities of subsidiary trust on March 11, 2002 at 100% of the principal amount plus accrued interest.

Prudential California Acquisition

In February 2002, HomeServices completed its purchase of a majority interest in Prudential California Realty. The cash purchase price of Prudential California Realty was approximately $74 million, with an option to purchase the remaining interests. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on certain 2002 financial performance measures. The purchase price was financed using the Company's corporate revolver for $40 million which was contributed to HomeServices as equity and the remaining funds were borrowed from available credit under the HomeServices's $65 million revolving credit facility. It is anticipated that the borrowings in connection with this acquisition will be repaid from HomeServices generated funds. The acquisition will be accounted for by the purchase method of accounting, and the Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired.

Kern River Acquisition

On March 7, 2002, the Company reached a definitive agreement with The Williams Companies, Inc. ("Williams") to acquire Williams' Kern River Gas Transmission Company ("Kern River"), a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah. The purchase price was $956 million, including $506 million of assumed debt. As part of the agreement, the Company will continue the planned expansion of the Kern River system, a project that will more than double the pipeline's capacity with expected capital expenditures of approximately $1.2 billion. The purchase was completed on March 27, 2002.

The Kern River pipeline is an important route for the transmission of natural gas from the vast reserves in the Rocky Mountain states to the rapidly growing markets in Utah, Nevada and California. Constructed in 1992, Kern River extends 926 miles from Opal, Wyoming, to the San Joaquin Valley near Bakersfield, California, and has a design capacity of 835 million cubic feet per day.

In August 2001, Williams filed with the Federal Energy Regulatory Commission to more than double the capacity on the Kern River system by adding approximately 900 million cubic feet per day of additional capacity from Wyoming to California and markets in between. Upon completion of the expansion project in May 2003, Kern River will be capable of transporting 1.7 billion cubic feet of natural gas per day. When converted to electricity, that is enough energy to power approximately 10 million homes.

In connection with the acquisition of Kern River, the Company issued $323 million of Trust Preferred Securities and $127 million of convertible preferred stock to Berkshire Hathaway.

In addition to the acquisition of Kern River, the Company also announced its investment of $275 million in Williams, in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. In connection with this investment, the Company issued $275 million of convertible preferred stock to Berkshire Hathaway.

Construction

Zinc Recovery Project

CalEnergy Minerals LLC is constructing the Zinc Recovery Project. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in 2002. Total project costs of the Zinc Recovery Project are expected to be approximately $217.9 million, net of damages, which is being funded by $140.5 million of debt and the balance from funds provided by the parent company. The Zinc Recovery Project has incurred $158.8 million, net of damages, of such costs through December 31, 2001.

MidAmerican Energy

MidAmerican Energy's primary need for capital is utility construction expenditures. For the year ended December 31, 2001, utility construction expenditures totaled $250 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

Forecasted utility construction expenditures, including allowances for funds used during construction are $332 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.8 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. The first project is a 540-megawatt natural gas-fired combined cycle unit with an estimated cost of $416 million. MidAmerican Energy expects to begin construction on the first project in Spring 2002 following receipt of all regulatory approvals. It is anticipated that the first phase of the project will be completed by 2003 with the remainder being completed in 2005. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

Obligations and Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of December 31, 2001 (in millions):


                                                                            Period Payments Are Due
                                                                -----------------------------------------
Contractual Cash Obligations                                                2003-        2005-     After
(in millions)                                       Total         2002      2004         2006      2006
                                                    -----         ----      ----         ----      ----
Parent company long-term debt (1)                  $1,850.0      $   -     $ 215.0     $ 260.0   $1,375.0
Subsidiary and project debt (1)                     5,078.3      317.2       571.6       620.9    3,568.6
Company-obligated mandatorily redeemable
  Preferred securities of subsidiary trusts           880.3          -           -       136.4      743.9
Subsidiary-obligated mandatorily redeemable
  Preferred securities of subsidiary trusts (2)       100.0      100.0           -           -          -
Mandatorily redeemable preferred securities
  of subsidiaries                                      26.7        6.7        13.3         6.7          -
Power purchase contract                                25.9       17.4         8.5           -          -
Coal, electricity and natural gas contract
  commitments (3)                                     479.4      163.9       207.3        67.9       40.3
Operating leases (3)                                  135.6       31.2        46.7        24.2       33.5
                                                   --------     ------     -------    --------   --------
   Total                                           $8,576.2     $636.4    $1,062.4    $1,116.1   $5,761.3
                                                   ========     ======    ========    ========   ========

(1) Excludes unamortized debt premiums and discounts
(2) The subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts were redeemed on March 11, 2002
(3) The fuel and energy commitments and operating leases are not reflected on the consolidated balance sheets

                                                                 Commitment Expiration per Period
                                                                 ---------------------------------
Other Commercial Commitments (in millions)                                        2003-      2005-    After
                                                        Total          2002       2004       2006     2006
                                                         -----         ----       ----       ----     ----
Unused parent company revolving lines of credit       $  200.7       $  86.5    $ 114.2    $   -     $   -
Parent company letters of credit                          45.8             -       45.8        -         -
Unused subsidiaries lines of credit                      541.8         511.3       30.5        -         -
Parent company guarantee of subsidiary debt              176.9           2.1        3.2      3.6       168.0
Subsidiary lines of credit from parent company            10.0             -          -        -        10.0
                                                      --------       -------    -------    ------     ------
  Total                                               $  975.2       $ 599.9    $ 193.7    $ 3.6      $178.0
                                                      ========       =======    =======    ======     ======

Off Balance Sheet Arrangements

The Company has certain investments that are accounted for under the equity method in accordance with generally accepted accounting principles. Accordingly, an amount is recorded on our balance sheet as an equity investment and is increased or decreased for the Company's pro-rata share of earnings or losses, respectively, less any dividend distribution from such investments.

The companies which are accounted for under the equity method have an aggregate $1,120.7 million of debt on their combined, consolidated financial statements and $105.8 million in outstanding letters of credit. The Company's pro-rata share of the debt is $552.1 million and is non-recourse to the Company, except for $139.9 million which the Company has guaranteed on the Salton Sea Funding Notes and is included in the Company's consolidated balance sheet at December 31, 2001. (See Note 8 in the notes to the consolidated financial statements for further discussion). The Company's pro-rata share of the outstanding letters of credit is $52.9 million. The Company is generally not required to support the debt service obligations of these companies. However, default with respect to this non-recourse debt could result in a loss of invested equity.

Electric Rate Matters

In 1997, pursuant to a rate proceeding before the IUB, MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

On March 14, 2001, the Office of the Consumer Advocate filed a petition with the IUB to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the IUB to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On December 21, 2001, the IUB approved a settlement agreement that freezes the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments.

Environmental Matters:  Domestic

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action. MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy's estimate of the probable costs for these sites as of December 31, 2001, was $22 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standard were subjected to legal proceedings, and in February 2001, United States Supreme Court upheld the constitutionality of the standards, through remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown.

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

CE Electric UK Funding is in the process of completing the evaluation work on the three sites that may be subject to the legislation. Exploratory work with an environmental remediation company is in progress on these sites.

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2000 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM must be de-contaminated by December 31, 2000. CE Electric UK Funding has registered 140 items above 50 PPM on 74 sites, decontaminated 18 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

The Groundwater Regulations seek to prevent List I and List II substances entering groundwater and strengthens the UK Environment Agencies powers to require additional protective measures, especially in areas of important groundwater supplies. Mineral oils and hydrocarbons are included in the more tightly controlled List I substances. This affects the high voltage fluid filled electricity cable network incorporating an insulating fluid currently in the List I category. Further research may result in recategorization because of the biodegradable qualities of the cable fluid. The existing voluntary Operating Code of Practice, as agreed between the Agency and the Electricity Supply Industries, is undergoing revision through the services of the Electricity Association to address the regulatory changes. Helpful discussions with the Environment Agency continue.

The Oil Storage Regulations come into force in 2002 and requires the introduction of secondary containment measures (bunding) for all above ground oil storage locations where the capacity is more than 200 litres. The primary containers must be in sound condition, leak free, and positioned away from vehicle traffic routes. The secondary containment must be impermeable to water and oil (without drainage valve) and be subject to routine maintenance. The capacity of the bund must be sufficient to hold up to 110% of the largest stored vessel or 25% of the maximum stored capacity, whichever is the greater. The full impact of the regulations will be phased in over the next three years. The Regulations come into effect as follows:

o  March 1, 2002 for all new oil stores.
o September 1, 2003 for existing stores at "significant risk" (i.e. within 10 metres of a water course).
o  September 1, 2005 for all remaining stores.

A detailed study of the impacts has been carried out and a plan of action prepared to ensure compliance.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, the Company expects to contribute approximately $41 million during the period 2002 through 2006 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the fair value of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $54 million for Cooper decommissioning during the period 2002 through 2004. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. See discussion in Item 3, Legal Proceedings.

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

Cooper Nuclear Station

Under a long-term power purchase contract with NPPD, MidAmerican Energy purchases one-half of the output of Cooper. The Nuclear Regulatory Commission
(NRC) has notified NPPD that, effective April 1, 2002, it will place Cooper in its "Multiple Repetitive Degraded Cornerstone" category of the NRC's Reactor Oversight Process Action Matrix. As a result, the NRC will conduct extensive diagnostic inspections at Cooper, which are currently anticipated to be completed during the month of June 2002. MidAmerican Energy cannot, at this time, predict the outcome of the NRC inspections and their impact on the operation of Cooper. NPPD has informed MidAmerican Energy that it is currently developing an improvement plan which it believes will address the issues that caused Cooper to be placed into this category.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Company is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by $94.4 million, $92.4 million and $62.3 million, respectively. However, impairment reviews may result in future periodic write-downs.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement is effective for years beginning after December 15, 2001. The Company is evaluating the impact that adoption of this standard will have on its financial statements, but does not believe it will have a material impact on its financial statements.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including changes in the market price of certain commodities and interest rates. To manage the price volatility relating to these exposures, the Company enters into various financial derivative instruments. Senior management provides the overall direction, structure, conduct and control of the Company's risk management activities, including the use of financial derivative instruments, authorization and communication of risk management policies and procedures, strategic hedging program guidelines, appropriate market and credit risk limits, and appropriate systems for recording, monitoring and reporting the results of transactional and risk management activities. The Company uses hedge accounting for derivative instruments pertaining to its natural gas purchasing, wholesale electricity activities, financing activities and preferred stock investing operations. Refer to Note 16 in notes to consolidated financial statements for further discussion.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  As of December 31,
                                                                              2001              2000
                                                                           ----------        ----------
Assets
Current Assets:
   Cash and investments................................................    $  386,745        $   38,152
   Restricted cash and short term investments..........................        30,565            42,129
   Accounts receivable.................................................       332,553           833,757
   Inventories.........................................................       103,078            81,943
   Other current assets................................................       131,968            96,784
                                                                           ----------        ----------

      Total Current Assets.............................................       984,909         1,092,765

Property, plant, contracts and equipment, net .........................     6,527,448         5,348,647
Excess of cost over fair value of net assets acquired, net.............     3,639,088         3,673,150
Regulatory assets......................................................       221,120           240,934
Long-term restricted cash and investments..............................        24,207            48,747
Nuclear decommissioning trust fund and other marketable securities.....       160,938           202,227
Equity investments.....................................................       259,619           246,466
Deferred charges, other investments and other assets...................       798,004           758,003
                                                                          -----------       -----------


   Total Assets........................................................   $12,615,333       $11,610,939
                                                                          ===========       ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable....................................................   $   266,027       $   586,644
   Accrued interest....................................................       130,569           107,726
   Accrued taxes.......................................................        88,973           125,645
   Other accrued liabilities...........................................       308,924           250,975
   Short-term debt.....................................................       256,012           261,656
   Current portion of long-term debt...................................       317,180           438,978
                                                                          -----------       -----------
      Total Current Liabilities........................................     1,367,685         1,771,624

Other long-term accrued liabilities....................................       526,176           976,030
Parent company debt....................................................     1,834,498         1,829,971
Subsidiary and project debt............................................     4,754,811         3,388,696
Deferred income taxes..................................................     1,284,268           945,028
                                                                         ------------      ------------
   Total Liabilities...................................................     9,767,438         8,911,349
                                                                         ------------      ------------

Deferred income........................................................        85,917            79,489
Minority interest......................................................        44,477            11,491
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts...........................       788,151           786,523
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts  .........................       100,000           100,000
Preferred securities of subsidiaries...................................       121,183           145,686

Commitments and contingencies (Note 20)

Stockholders' Equity:
Zero coupon convertible preferred stock - authorized 50,000 shares,
    no par value, 34,563 shares outstanding at December 31, 2001 and 2000           -                 -
Common stock - authorized 60,000 no par value; 9,281 shares issued
   and outstanding at December 31, 2001 and 2000.......................             -                 -
Additional paid in capital.............................................     1,553,073         1,553,073
Retained earnings......................................................       223,926            81,257
Accumulated other comprehensive loss, net..............................       (68,832)          (57,929)
                                                                         ------------     -------------
   Total Stockholders' Equity..........................................     1,708,167         1,576,401
                                                                         ------------     -------------

Total Liabilities and Stockholders' Equity.............................   $12,615,333       $11,610,939
                                                                          ===========       ===========


The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                     MEHC (Predecessor)

                                           Year Ended       March 14, 2000    January 1, 2000   Year Ended
                                          December 31,         through           through       December 31,
                                              2001         December 31, 2000   March 13,2000       1999
                                              ----         -----------------   -------------       ----
Revenue:
   Operating revenue...................    $5,060,605         $4,147,867        $1,087,125      $4,184,546
   Interest and other income...........        96,706             94,882            19,484         143,175
   Gains on non-recurring items
    (Notes 3 and 15)...................       179,493                  -                 -         138,704
                                           ----------         -----------       ----------      ----------
Total revenues.........................     5,336,804          4,242,749         1,106,609       4,466,425
                                           ----------         ----------        ----------      ----------

Costs and expenses:
   Cost of sales.......................     2,705,002          2,424,279           605,439       2,199,700
   Operating expense...................     1,176,422            904,511           219,303       1,001,384
   Depreciation and amortization.......       538,702            383,351            97,278         427,690
   Interest expense....................       499,263            396,773           101,330         496,578
   Less interest capitalized...........       (86,469)           (85,369)          (15,516)        (70,405)
   Losses on non-recurring items
    (Notes 3 and 15)...................             -                  -             7,605          54,409
                                           ----------         ----------        ----------      ----------
Total costs and expenses...............     4,832,920          4,023,545         1,015,439       4,109,356
                                           ----------         ----------        ----------      ----------

Income before provision for income
  taxes................................       503,884            219,204            91,170         357,069
Provision for income taxes.............       250,064             53,277            31,008          93,475
                                           ----------         ----------        ----------      ----------

Income before minority interest........       253,820            165,927            60,162         263,594
Minority interest......................       106,547             84,670             8,850          46,923
                                           ----------         ----------        ----------      ----------


Income before extraordinary item and
   cumulative effect of change in
   accounting principle................       147,273             81,257            51,312         216,671

Extraordinary item, net of tax.........             -                  -                 -         (49,441)
Cumulative effect of change in
   accounting principle, net of tax....        (4,604)                 -                 -               -
                                            ----------        ----------        ----------       ---------
Net income available to common
    stockholders.......................     $ 142,669         $   81,257        $   51,312       $ 167,230
                                            =========         ==========        ==========       =========

The accompanying notes are an integral part of these financial statements.



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 2001
                                 (In thousands)
                                                                                  Accumulated Other
                                                                                        Compre-
                                   Outstanding                Additional               hensive
                                     Common       Common       Paid-In     Retained     Income      Treasury
                                     Shares       Stock        Capital     Earnings     (Loss)        Stock         Total
                                     ------       -----        -------     --------     ------        -----         -----
Balance January 1, 1999             59,605 $         -       $1,238,690    $ 340,496    $    45    $(752,178)   $ 827,053

Net income                            -              -                 -     167,230          -            -      167,230
Other Comprehensive Income:
   Foreign currency translation
      adjustment *                    -              -                 -           -    (12,047)           -      (12,047)
   Unrealized losses on securities,
      net of tax of $14               -              -                 -           -        (27)           -          (27)
                                                                                                                 --------
Comprehensive income                                                                                              155,156
Issuance of stock by subsidiary       -              -             9,113           -          -            -        9,113
Exercise of stock options and
   other equity transactions          238            -            (2,628)          -          -        7,779        5,151
Purchase of treasury stock         (3,376)           -                 -           -          -     (104,847)    (104,847)
Conversion of TIDES I               3,477            -             2,845           -          -       99,058      101,903
Tax benefit from stock plan           -              -             1,059           -          -            -        1,059
-------------------------------------------------------------------------------------------------------------------------
Balance December 31,  1999         59,944            -         1,249,079     507,726    (12,029)    (750,188)     994,588

Net income January 1, 2000            -              -                 -      51,312          -            -       51,312
      through March 13, 2000
Net income March 14, 2000
   through December 31, 2000          -              -                 -      81,257          -            -       81,257
Other Comprehensive Income:
   Foreign currency translation
      adjustment *                    -              -                 -           -    (82,996)           -      (82,996)
   Minimum pension liability adjustment,
      net of tax of $1,699            -              -                 -           -     (2,388)           -       (2,388)
   Unrealized losses on securities
      net of tax of  $1,164           -              -                 -           -      2,160            -        2,160
                                                                                                                ---------
Comprehensive income                                                                                               49,345
Exercise of stock options and
   other equity transactions           13            -              (138)          -          -           418         280
Teton Transaction                 (50,676)           -            304,132   (559,038)    37,324       749,770     532,188
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000            9,281           -          1,553,073     81,257    (57,929)            -   1,576,401

Net income                            -              -                  -    142,669          -             -     142,669
Other Comprehensive Income:
   Foreign currency translation
      adjustment *                    -              -                  -          -    (22,103)            -     (22,103)
   Fair value adjustment on cash
      flow hedges, net of tax of $8,143-             -                  -          -     18,490             -      18,490
   Minimum pension liability adjustment,
      net of tax of $3,448            -              -                  -          -     (4,847)            -      (4,847)
   Unrealized losses on securities,
      net of tax of $1,315            -              -                  -          -     (2,443)            -      (2,443)
                                                                                                                ---------
Comprehensive income                                                                                              131,766
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001           9,281        $   -         $1,553,073   $223,926   $(68,832)        $   -   $1,708,167
==========================================================================================================================

*  Foreign currency translation adjustment has no tax effect

The accompanying notes are an integral part of these financial statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                                      MEHC  (Predecessor)
                                                                                                      -------------------
                                                                            March 14, 2000   January 1, 2000   Year Ended
                                                           Year Ended          through           through      December 31,
                                                        December 31, 2001  December 31, 2000  March 13, 2000      1999
                                                        -----------------  -----------------  --------------      ----
Cash flows from operating activities:
Net income...........................................     $   142,669      $    81,257        $    51,312    $   167,230
Adjustments to reconcile net cash flows from
  operating activities:
   Gains on non-recurring items......................        (179,493)               -                  -       (138,704)
   Extraordinary item, net of tax....................               -                -                  -         49,441
   Cumulative effect of change in accounting
      principle, net of tax..........................           4,604                -                  -              -
   Depreciation and amortization.....................         442,284          303,354             83,097        363,737
   Amortization of excess of cost over fair value of
     net assets acquired.............................          96,418           79,997             14,181         63,953
   Amortization of deferred financing and other costs          20,529           18,310              4,075         18,181
   Provision for deferred income taxes...............         152,920          (15,460)             7,735        (56,590)
   Income in excess of distributions on equity
     investments.....................................         (28,515)         (26,607)            (3,459)       (22,796)
   Changes in other items:
     Accounts receivable and other current assets....         617,679         (316,287)               440         53,016
     Accounts payable, accrued liabilities,  deferred
     income and other................................        (424,985)         121,843             13,702         57,491
                                                          -----------       ----------          ---------     ----------

Net cash flows from operating activities.............         844,110          246,407            171,083        554,959
                                                          -----------       ----------          ---------     ----------


Cash flows from investing activities:
Purchase of Yorkshire Electric, MEHC (Predecessor),
    and MidAmerican, net of cash acquired............         (41,670)      (2,048,266)                 -     (2,501,425)
Proceeds from sale of Northern Supply and qualified
    facilities, net of cash disposed.................         377,396                -                  -        365,074
Proceeds from Indonesia settlement...................               -                -                  -        290,000
Acquisition of realty companies, net of cash
    acquired.........................................         (40,264)               -                  -        (36,858)
Purchase of marketable securities....................               -          (44,686)            (8,251)       (92,523)
Proceeds from sale of marketable securities..........               -           69,375             12,562        498,676
Capital expenditures relating to operating projects..        (398,165)        (301,948)           (44,355)      (360,898)
Philippine construction..............................         (82,181)         (58,531)           (22,736)       (62,059)
Acquisition of U.K. gas assets.......................               -                -                  -        (72,280)
Construction and other development costs.............         (96,406)        (178,250)           (56,450)      (180,683)
Decrease in restricted cash and investments..........          24,540          157,905             48,788        199,588
Other................................................          18,206           15,241             15,568         (7,432)
                                                           ----------       ----------          ---------    -----------
Net cash flows from investing activities.............        (238,544)      (2,389,160)           (54,874)    (1,960,820)
                                                           ----------       -----------         ----------   -----------

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock.               -        1,428,024                  -              -
Proceeds from issuance of trust preferred securities.               -          454,772                  -              -
Repayments of parent company debt....................               -           (4,225)                 -       (853,420)
Net proceeds from corporate revolver.................          68,500           85,000                  -              -
Net repayment of subsidiary short term debt..........         (74,144)         (88,106)          (124,761)          (136)
Proceeds from subsidiary and project debt............         200,000          262,176              6,043      1,394,094
Repayments of subsidiary and project debt............        (437,372)        (234,776)            (3,135)      (331,880)
Deferred charges relating to debt financing..........          (2,073)          (3,805)                 -          7,761
Redemption of preferred securities of subsidiaries...         (24,910)         (20,409)                 -              -
Purchase of treasury stock...........................               -                -                  -       (104,847)
Other................................................           8,607              198             (6,648)         4,303
                                                           ----------       ----------          ----------     ---------
Net cash flows from financing activities.............        (261,392)       1,878,849           (128,501)       115,875
                                                           -----------      ----------          ----------     ---------
Effect of exchange rate changes......................          (1,394)          (1,555)              (424)            165
                                                           -----------      ----------          ----------     ----------

Net increase (decrease) in cash and cash equivalents.         342,780         (265,459)           (12,716)     (1,289,821)
Cash and cash equivalents at beginning of period.....          38,152          303,611            316,327       1,606,148
                                                           ----------       -----------         ----------     ----------

Cash and cash equivalents at end of period...........      $  380,932       $   38,152          $ 303,611      $  316,327
                                                           ==========       ==========          =========      ==========
Supplemental Disclosures:
Interest paid, net of amount capitalized.............      $  389,953       $  351,532          $  35,057      $  439,894
                                                           ==========       ==========          =========      ==========
Income taxes paid....................................      $  133,139       $   94,405          $       -      $  130,875
                                                           ==========       ==========          =========      ==========

The accompanying notes are an integral part of these financial statements.


                       MidAmerican Energy Holdings Company
                   Notes To Consolidated Financial Statements


1.  Business

MidAmerican Energy Holdings Company and its subsidiaries (the "Company" or "MEHC"), is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries the Company is organized and managed on five separate platforms: MidAmerican Energy, CE Electric UK Funding, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices.

On March 14, 2000, the Company and an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, David L. Sokol, Chairman and Chief Executive Officer of the Company, and Gregory E. Abel, Chief Operating Officer of the Company closed on a definitive agreement and plan of merger whereby the investor group acquired all of the outstanding common stock of the Company (the "Teton Transaction"). As a result of the Teton Transaction, Berkshire Hathaway, Mr. Scott, Mr. Sokol and Mr. Abel own approximately 9.7%, 86%, 3% and 1% of the voting stock respectively.

MidAmerican Energy

MidAmerican Energy Company ("MidAmerican Energy") is a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at the retail level in Iowa, Illinois and South Dakota. It also distributes natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. As of December 31, 2001, MidAmerican Energy had approximately 673,000 retail electric customers and 652,000 retail natural gas customers.

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

A substantial portion of MidAmerican Energy's business still operates in a rate-regulated environment and, accordingly, many decisions for obtaining and using resources are evaluated from an electric and gas regulated business perspective. MidAmerican Energy's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and third quarters.

CE Electric UK Funding

The business of CE Electric UK Funding, an indirect wholly owned subsidiary of the Company, consists of Northern Electric plc ("Northern"), an indirect wholly owned subsidiary of the Company, and Yorkshire Power Group Ltd. ("Yorkshire"), an indirect majority owned subsidiary of the Company, and CalEnergy Gas (Holdings) Limited ("CE Gas"), an indirect wholly owned subsidiary of the Company.

Northern's and Yorkshire's operations consist primarily of the distribution of electricity and other auxiliary businesses in the United Kingdom. Through September 21, 2001, Northern's operations also included the supply of electricity and natural gas and the related metering business.

Northern and Yorkshire receive electricity from the national grid transmission system and distribute it to customers' premises using their network of transformers, switchgear and cables. Substantially all of the customers in their distribution service areas are connected to their network and can only be delivered through their distribution system, thus providing Northern and Yorkshire with distribution volume that is stable from year to year. Northern and Yorkshire charge access fees for the use of the distribution system. The prices for distribution are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

Northern's supply business was primarily involved in the bulk purchase of electricity, previously through a central pool and from March 27, 2001 on through the New Electricity Trading Agreements ("NETA"), and subsequent resale to individual customers throughout the U.K. The supply business generally is a high volume business that tends to operate at lower profitability levels than the distribution business. Northern also competed to supply gas inside and outside its authorized area. See Note 3.

CE Gas is a gas exploration and production company that is focused on developing integrated upstream gas projects. Its "upstream gas" business consists of the exploration, development and production, including transportation and storage, of gas for delivery to a point of sale into either a gas supply market or a power generation facility. CE Gas holds various interests in the southern basin of the United Kingdom sector of the North Sea. Also, CE Gas has been involved in certain gas development and exploration activities relating to a large gas field prospect in Poland, the EP389 concession in the Perth Basin in Australia and the Yolla discovery in the Bass Basin of Australia.

CalEnergy Generation-Domestic

The Company has a 50% ownership interest in CE Generation LLC ("CE Generation") that has interests in ten geothermal plants in the Imperial Valley, California and three natural gas-fired cogeneration plants. For purposes of consistent presentation, plant capacity factors for Vulcan, Hoch (Del Ranch), Turbo, Elmore and Leathers (collectively the "Partnership Projects") are based on capacity amounts of 34, 38, 10, 38, and 38 net MW, respectively, and for Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V plants (collectively the "Salton Sea Projects") are based on capacity amounts of 10, 20, 50, 40 and 49 net MW, respectively (the Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects"). Plant capacity factors for Saranac, Power Resources and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, and 50 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions. Due to its 50% ownership interest in CE Generation, the Company accounts for CE Generation as an equity investment.

Cordova Energy Company LLC ("Cordova Energy"), an indirect wholly owned subsidiary of the Company, operates a 537 MW gas-fired power plant in the Quad Cities, Illinois area (the "Cordova Project"). The Cordova Project commenced commercial operations on June 19, 2001. Cordova Energy has entered into a power purchase agreement with a unit of El Paso Energy Corporation ("El Paso") in which El Paso will purchase all of the capacity and energy from the project until December 31, 2019. Cordova Energy has exercised an option under the El Paso Power Purchase Agreement to callback 50% of the project output for sales to others for the contract years ending on or prior to May 14, 2004. Cordova Energy subsequently entered into a power purchase agreement with MidAmerican Energy whereby MidAmerican Energy will purchase 50% of the capacity and energy from the Cordova Project until May 14, 2004.

CalEnergy Generation-Foreign

The Company indirectly owns the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively, the "Leyte Projects"), which are geothermal power plants located on the island of Leyte in the Philippines, and the Casecnan Project, a combined irrigation and hydroelectric power generation project located in the central part of the island of Luzon in the Philippines. The Casecnan Project commenced commercial operations on December 11, 2001. For purposes of consistent presentation, capacity amounts for Upper Mahiao, Malitbog, Mahanagdong and Casecnan are 119, 216, 165 and 150 net MW, respectively. Each plant possesses an operating margin that allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

HomeServices

HomeServices.Com, Inc. ("HomeServices"), a wholly-owned subsidiary of the Company, is the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 2000 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates in the following fourteen states: Minnesota, Iowa, California, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota, South Dakota and Georgia. HomeServices generally occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 2001. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Los Angeles and San Diego, California; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona; Annapolis, Maryland and Atlanta, Georgia.

2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Subsidiaries which are less than 100% owned but greater than 50% owned are consolidated with a minority interest. Subsidiaries that are 50% owned or less, but where the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments where the Company's ability to influence is limited are accounted for under the cost method of accounting. All significant inter-enterprise transactions and accounts have been eliminated. The results of operations of the Company include the Company's proportionate share of results of operations of entities acquired from the date of each acquisition for purchase business combinations.

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

An allowance for the estimated annual decommissioning costs of the Quad Cities Generating Station ("Quad Cities Station") equal to the level of funding is included in depreciation expense. See Note 20 for additional information regarding decommissioning costs.

Excess of Cost over Fair Value of Net Assets Acquired

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized using the straight line method over a 25 to 40 year period.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or various fair value models, whenever evidence exists that the carrying value is not recoverable.

Contingent Liabilities

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted.

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

The Company also records unbilled revenues representing the estimated amounts customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. Accrued unbilled revenues are included in accounts receivable on the consolidated balance sheets.

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

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. The Company does not intend to repatriate earnings of foreign subsidiaries in the foreseeable future. As a result, deferred United States income taxes are not provided for retained earnings of international subsidiaries and corporate joint ventures unless the earnings are intended to be remitted.

Financial Instruments

The Company currently utilizes or had previously utilized swap agreements and forward purchase agreements to manage market risks and reduce its exposure resulting from fluctuation in interest rates, foreign currency exchange rates and electric and gas prices. For interest rate swap agreements, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. Gains and losses related to gas forward contracts are deferred and included in the measurement of the related gas purchases. These instruments are either exchange traded or with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

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

Reclassification

Certain amounts in the fiscal 2000 and 1999 consolidated financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2001 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

Accounting for Long-Term Power Purchase Contract

Under a long-term power purchase contract with Nebraska Public Power District ("NPPD"), expiring in 2004, MidAmerican Energy purchases one-half of the output of the 778-megawatt Cooper Nuclear Station ("Cooper"). The consolidated balance sheets include a liability for MidAmerican Energy's fixed obligation to pay 50% of NPPD's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican Energy's right to purchase power is shown as an asset.

Cooper capital improvement costs prior to 1997, including carrying costs, were deferred in accordance with then applicable rate regulation and are being amortized and recovered in rates over either a five-year period or the remaining term of the power purchase contract. Beginning July 11, 1997, the Iowa portion of capital improvement costs is recovered currently from customers and is expensed as incurred. For jurisdictions other than Iowa, MidAmerican Energy began charging Cooper capital improvement costs to expense as incurred in January 1997.

The fuel cost portion of the power purchase contract is included in cost of sales. All other costs MidAmerican Energy incurs in relation to its long-term power purchase contract with NPPD are included in operating expense.

Accounting Principle Change

Effective January 1, 2001, the Company has changed its accounting policy regarding major maintenance and repairs for nonregulated gas projects, nonregulated plant overhaul costs and geothermal well rework costs to the direct expense method from the former policy of monthly accruals based on long-term scheduled maintenance plans for the gas projects and deferral and amortization of plant overhaul costs and geothermal well rework costs over the estimated useful lives. The cumulative effect of the change in accounting principle was $4.6 million, net of taxes of $.7 million. If the Company had adopted the policy as of January 1, 2000, income before extraordinary item and cumulative effect of change in accounting principle would have been $6.3 million lower in 2000 on a proforma basis.

Accounting for Derivatives

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133 and 138 (SFAS Nos. 133/138) pertaining to the accounting for derivative instruments and hedging activities. SFAS Nos. 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If the conditions specified in SFAS Nos. 133/138 are met, those instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. At January 1, 2001, the Company recognized $44.9 million and $38.0 million of energy-related assets and liabilities, respectively, as being subject to fair value accounting pursuant to SFAS Nos. 133/138, all of which are accounted for as hedges. Additionally, on January 1, 2001, the Company's portfolio of preferred stock investments was transferred from the available for sale category to the trading category, as permitted by SFAS No.
133. Initial adoption of SFAS Nos. 133/138 did not have a material impact on the results of operations for the Company.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized but tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based approach. The Company is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by $94.4 million, $92.4 million and $62.3 million, respectively. However, impairment reviews may result in future periodic write-downs.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement is effective for years beginning after December 15, 2001. The Company is evaluating the impact that adoption of this standard will have on its financial statements, but does not believe it will have a material impact on its financial statements.

3.    Acquisitions/Dispositions

Yorkshire Swap

On September 21, 2001, CE Electric UK Ltd., an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc executed an agreement to exchange Northern's electricity and gas supply and metering assets for Innogy's 94.75% interest in Yorkshire's electricity distribution business. Northern's supply business was initially valued at approximately $430 million ((pound)295 million), including working capital of approximately $53 million ((pound)37 million). 94.75% of Yorkshire's distribution business was initially valued at approximately $395 million ((pound)271 million), including working capital of approximately $48 million ((pound)33 million). The net cash received by Northern for the exchange was approximately $35 million ((pound)24 million). Working capital is subject to adjustment and is currently under review.

The disposition of Northern's supply business created a pre-tax non-recurring gain of $196.7 million and an after-tax gain of $10.8 million. Included in the carrying value of the Northern supply business was $504.4 million of goodwill allocated based on the relative fair values of the Northern supply business. In connection with the sale of the Northern supply business, management intends to sell the associated Northern retail business.

The Company paid $37.4 million, net of cash acquired of $362.8 million and transaction costs, for 94.75% of the Yorkshire electricity distribution business and related indebtedness. The acquisition has been accounted for as a purchase business combination. The results of operations for Yorkshire are included in the Company's results beginning September 21, 2001.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions).

         Cash                                           $  362.8
         Property, plant and equipment                   1,262.7
         Excess of cost over fair value
           of net assets acquired                          523.6
         Other assets                                       11.6
                                                        --------
              Total assets acquired                      2,160.7
                                                        --------
         Current liabilities                               (34.1)
         Long-term debt                                 (1,503.3)
         Deferred income taxes                            (175.8)
         Minority interest                                 (40.7)
         Other liabilities                                  (6.6)
                                                        --------
              Total liabilities assumed                 (1,760.5)
                                                        --------

         Net assets acquired                            $  400.2
                                                        ========

Teton Transaction

On October 24, 1999, the Company and an investor group comprised of Berkshire Hathaway, Walter Scott, Jr., and David L. Sokol, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs (the "Teton Transaction"). The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and convertible preferred stock and approximately $455 million in 11% nontransferable trust preferred securities due March 14, 2010. Mr. Scott, Mr. Sokol and Gregory E. Abel, Chief Operating Officer of the Company, contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed. The Company recorded goodwill of approximately $1.2 billion that is being amortized using the straight-line method over a 40-year period.

The Company incurred approximately $7.6 million and $6.7 million of non-recurring costs in 2000 and 1999 respectively, related to the Teton Transaction, which were expensed.

Unaudited pro forma combined revenue, income before cumulative effect of change in accounting principle and net income of the Company and MEHC (Predecessor) for the years ended December 31, 2001 and 2000, as if the Yorkshire swap and the Teton Transaction had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisitions, including the sale of the Northern Supply business and the issuance of the 11% trust preferred securities, were $4,401.0 million, $149.1 million and $144.5 million, respectively, compared to $4,084.0 million, $113.3 million and $113.3 million, respectively.

HomeServices

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

On August 27, 2001, the Company commenced a tender offer to purchase the remaining outstanding shares of common stock of HomeServices for a cash purchase price of $17 per share. On September 25, 2001, the Company announced that it had successfully completed the tender offer for all outstanding shares of the common stock of HomeServices for $29.3 million. As a result, the Company owns 100% of the outstanding HomeServices common stock, although options entitling employees to purchase HomeServices common stock remain outstanding.

4.   Property, Plant, Contracts and Equipment, Net

Property, plant, contracts and equipment, net comprise the following at December 31 (in thousands):


                                               2001               2000
                                               ----               ----
Operating assets:
Utility generation and distribution
 system................................    $7,574,339         $6,132,867
Independent power plants ..............     1,398,179            694,615
Utility non-operational assets.........       354,366            344,576
Power sales agreements.................        48,185             82,231
Realty company assets..................        51,150             37,936
Other assets...........................        47,863             53,590
                                           ----------         ----------
Total operating assets.................     9,474,082          7,345,815
Less accumulated depreciation
 and amortization......................    (3,650,862)        (3,300,237)
                                           ----------         ----------
Net operating assets...................     5,823,220          4,045,578
Mineral and gas reserves and
 exploration assets, net...............       387,697            378,495
Construction in progress:
     Zinc recovery project.............       163,366            165,585
     Utility generation and
       distribution system.............       149,225            143,261
     Casecnan..........................             -            387,274
     Cordova...........................             -            224,514
     Other.............................         3,940              3,940
                                           ----------         ----------

Total                                      $6,527,448         $5,348,647
                                           ==========         ==========

Zinc Recovery Project

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

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals LLC drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. CalEnergy Minerals LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against CalEnergy Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, CalEnergy Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. CalEnergy Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. CalEnergy Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, CalEnergy Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on a letter of credit. Therefore, CalEnergy Minerals LLC has asked for a judgment in excess of approximately $20 million. The arbitration is scheduled for June 2002.

5.     Equity Investment in CE Generation

Due to the sale of 50% of its interests in CE Generation, the Company has accounted for CE Generation as an equity investment beginning March 3, 1999. The equity investment in CE Generation at December 31, 2001 and 2000 was approximately $233.6 million and $220.0 million, respectively. The following is summarized financial information for CE Generation as of and for the years ended December 31 (in thousands):

                                              2001           2000        1999
                                              ----           ---         ----

Revenues..............................   $  565,838     $  510,796    $ 340,683
Income before extraordinary item
    and cumulative effect of
    change in accounting principle....       74,194         73,535       61,970
Net income............................       58,808         73,535       44,492

Current assets........................      211,635        188,234
Total assets..........................    1,932,119      1,984,445
Current liabilities...................      155,808        138,751
Long-term debt, including
    current portion...................    1,096,256      1,163,729
Total liabilities.....................    1,404,910      1,477,066

6.     Short-Term Debt

Short-term debt comprises the following at December 31 (in thousands):

                                                    2001                2000
                                                    ----                ----
Corporate revolving credit facilities.........    $153,500           $ 85,000
MidAmerican Energy short-term debt............      91,780             81,600
HomeServices revolving credit facility........       9,000             10,000
Other.........................................       1,732             85,056
                                                  --------           --------
                                                  $256,012           $261,656
                                                  =========          ========

Corporate Revolving Credit Facilities

The Company has available $400 million in revolving credit facilities with $150 million expiring in June 2002 and $250 million expiring in June 2003. The facilities are unsecured and are available to fund working capital requirements and finance future business expansion opportunities. The facilities carry a variable interest rate based on LIBOR and ranging from 2.8125% to 8.5% in 2001 (weighted average interest rate of 2.93% at December 31, 2001).

MidAmerican Energy Short-Term Debt

MidAmerican Energy has authority from the Federal Energy Regulatory Commission ("FERC") to issue short-term debt in the form of commercial paper and bank notes aggregating $500 million. As of December 31, 2001, MidAmerican Energy had in place a $370.4 million revolving credit facility that supports its $250 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5 million line of credit. As of December 31, 2001, commercial paper and bank notes totaled $89.4 million for MidAmerican Energy.

MHC Inc., an indirect wholly owned subsidiary of the Company, has a $4.0 million line of credit under which $2.4 million was outstanding at December 31, 2001. The commercial paper, bank notes and outstanding line of credit have a weighted average interest rate of 1.9% at December 31, 2001.

HomeServices Revolving Credit Facilities

HomeServices has available a $65 million senior secured revolving credit facility of which HomeServices had drawn down approximately $9 million as of December 31, 2001. This credit agreement has a variable interest rate at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50% that varies based on HomeServices' cash flow leverage ratio, as defined in the agreement. As of December 31, 2001, the blended average interest rate on the senior secured revolving credit facility borrowings was 3.20%.

7.    Parent Company Debt

Parent company debt is unsecured senior obligations of the Company and comprises the following at December 31 (in thousands):

                                                    2001              2000
                                                    ----              ----

      7.63% Senior Notes due 2007..........    $  350,000        $   350,000
      6.96% Senior Notes due 2003..........       215,000            215,000
      7.23% Senior Notes due 2005..........       260,000            260,000
      7.52% Senior Notes due 2008..........       450,000            450,000
      8.48% Senior Notes due 2028..........       475,000            475,000
      7.52% Senior Notes due 2008..........       101,680            101,888
      Fair value adjustments and other.....       (17,182)           (21,917)
                                               ----------         ----------
                                               $1,834,498         $1,829,971
                                               ==========         ==========

Interest on the 7.63% Senior Notes is payable semiannually on April 15 and October 15 of each year. Interest on the remaining parent company debt is payable semiannually on March 15 and September 15 of each year.

8.   Subsidiary and Project Debt

Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of the Company or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof. "Subsidiaries" means all of the Company's direct or indirect subsidiaries (1) owning interests in CE Electric UK Funding, MidAmerican Funding, HomeServices, CE Generation, or the Imperial Valley, Saranac, Power Resources, Mahanagdong, Malitbog, Upper Mahiao, Casecnan, and Cordova projects or (2) owning interests in the subsidiaries that own interests in the foregoing subsidiaries or projects.

Project loans held by subsidiaries and projects comprise the following at December 31 (in thousands):

                                                    2001                2000
                                                    ----                ----
MidAmerican Funding, LLC Senior Notes
  and Bonds                                   $    700,000         $   700,000

MidAmerican Energy Mortgage Bonds                  340,570             340,570
MidAmerican Energy Pollution Control
  Bonds                                            157,185             158,625
MidAmerican Energy Notes                           322,240             422,240
CE Electric UK Funding Eurobonds                   291,643             299,580
CE Electric UK Funding Company
  Senior Notes and Sterling Bonds                  646,500             653,750
Yorkshire Electric Debt                          1,491,597                   -
CE Gas Loan                                         70,180              73,162
Casecnan Notes and Bonds                           320,138             346,439
Philippine Term Loans                              313,221             392,625
Cordova Funding Senior Secured Bonds               225,000             225,000
Salton Sea Bonds                                   139,896             140,528
MidAmerican Capital 8.52% Notes                     23,333              46,667
HomeServices 7.12% Senior Notes
   and Other                                        36,780              37,607
Other, including fair value adjustments             (6,292)             (9,119)
                                                ----------          ----------
                                                $5,071,991          $3,827,674
                                                ==========          ==========

MidAmerican Funding, LLC Senior Notes and Bonds

On March 11, 1999, MidAmerican Funding, LLC, a wholly owned subsidiary of the Company, issued $200 million of 5.85% Senior Secured Notes due in 2001, $175 million of 6.339% Senior Secured Notes due in 2009, and $325 million of 6.927% Senior Secured Bonds due in 2029. The proceeds from the offering were used to complete the MidAmerican acquisition in 1999.

On March 1, 2001 MidAmerican Funding, LLC retired $200 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001 MidAmerican Funding, LLC issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

MidAmerican Energy Mortgage Bonds, Pollution Control Bonds and Notes

The components of MidAmerican Energy's Mortgage Bonds, Pollution Control Bonds and Notes at December 31 are as follows (in thousands):

                                                 2001              2000
                                                 ----              ----
Mortgage bonds:
    7.125% Series, due 2003..............     $100,000          $100,000
    7.70% Series, due 2004...............       55,630            55,630
    7% Series, due 2005..................       90,500            90,500
    7.375% Series, due 2008..............       75,000            75,000
    7.45% Series, due 2023...............        6,940             6,940
    6.95% Series, due 2025...............       12,500            12,500
                                              --------          --------
                                              $340,570          $340,570
                                              ========          ========
Pollution control revenue
obligations:
    5.75% Series, due periodically
    through 2003.........................     $  5,760          $  7,200
    5.95% Series, due 2023 (secured
    by general mortgage bonds)...........       29,030            29,030
    6.7% Series, due 2003................        1,000             1,000
    6.1% Series, due 2007................        1,000             1,000
    Variable rate series -
       Due 2016 and 2017, 1.77%
       and 4.56% respectively............       37,600            37,600
       Due 2023 (secured by general
       mortgage bond, 1.77% and 4.56%,
       respectively).....................       28,295            28,295
       Due 2023, 1.77% and 4.56%
       respectively......................        6,850             6,850
       Due 2024, 1.77% and 4.56%
       respectively......................       34,900            34,900
       Due 2025, 1.77% and 4.56%
       respectively......................       12,750            12,750
                                              --------          --------
                                              $157,185          $158,625
                                              ========          ========

Notes:
    8.75% Series, due 2002...............     $    240          $    240
    7.375% Series, due 2002..............      162,000           162,000
    6.5% Series, due 2001................            -           100,000
    6.375% Series, due 2006..............      160,000           160,000
                                              --------          --------
                                              $322,240          $422,240
                                              ========          ========

CE Electric UK Funding Eurobonds

The balances at December 31, 2001 and 2000 consists of the following (in thousands):

                                                 2001               2000
                                                 ----               ----
8.625% Bearer bonds due 2005                  $145,879           $149,865
8.875% Bearer bonds due 2020                   145,764            149,715
                                              --------           --------
                                              $291,643           $299,580
                                              ========           ========

CE Electric UK Funding Company Senior Notes and Sterling Bonds

The balances at December 31 are comprised of the following (in thousands):

                                                2001                 2000
                                                ----                 ----
6.853% Senior Notes due 2004                 $124,613             $124,503
6.995% Senior Notes due 2007                  235,937              235,804
7.25% Sterling Bonds due 2022                 285,950              293,443
                                             --------             --------
                                             $646,500             $653,750
                                             ========             ========

The CE Electric UK Funding Company Senior Notes and Sterling Bonds prohibit distributions to any of its stockholders unless certain financial ratios are met by the CE Electric UK Funding Company or the long-term debt rating falls below a prescribed level.

Yorkshire Electric Debt

In connection with the Yorkshire/Northern supply swap on September 21, 2001, the Company assumed approximately $1.5 billion in debt. The balance at December 31, 2001 is comprised of the following (in thousands):

                                                          2001
                                                          ----
9.250% Eurobond due 2020                              $ 383,576
7.250% Eurobond due 2028                                311,427
Variable rate Trust Securities due 2020
  (5.19% at December 31, 2001)                          235,313
8.080% Trust Securities due 2038                        261,082
6.496% Yankee Bonds due 2008                            300,199
                                                     ----------
                                                     $1,491,597
                                                     ==========

The Yorkshire Electric Debt prohibits distributions to any of its stockholders unless certain financial ratios are met by Yorkshire or the long-term debt rating falls below a prescribed level.

CE Gas Loan

CE Gas borrowed $70.2 million and $73.2 million on a (pound) 70 million revolving facility at December 31, 2001 and 2000, respectively. The amount carries a variable interest rate based on LIBOR (4.87% at December 31, 2001). The revolving facility had utilized (pound) 48.3 million and (pound) 49.0 million at December 31, 2001 and 2000, respectively.

Casecnan Notes and Bonds

On November 27, 1995 CE Casecnan issued $371.5 million of notes and bonds to finance the construction of the Casecnan Project. The balances at December 31 consist of the following (in thousands):

                                                        2001           2000
                                                        ----           ----
Senior Secured Floating Rate Notes (FRNs)
  due in 2002                                        $ 23,638       $ 49,939
11.45% Senior Secured Series A Notes
  due in 2005                                         125,000        125,000
11.95% Senior Secured Series B Bonds
  due in 2010                                         171,500        171,500
                                                     --------       --------
                                                     $320,138       $346,439
                                                     ========       ========

The Company held $3.0 million and $6.3 million of the FRNs at December 31, 2001 and 2000, respectively.

The Casecnan Notes and Bonds are subject to redemption at the Company's option as provided for in the Trust Indenture. The Casecnan Notes and Bonds are also subject to mandatory redemption based on certain conditions.

Philippine Term Loans

The Overseas Private Investment Corporation ("OPIC") provided term loan financing for the Company's Malitbog geothermal power project of $46.8 million that was fixed at an interest rate of 9.176%. A syndicate of international commercial banks is providing term loan financing of $84.4 million at a variable interest rate based on LIBOR (4.295% at December 31, 2001). The loans have scheduled repayments through June 2005.

Export-Import Bank of the United States ("Ex-Im Bank") provided term loan financing for the Company's Upper Mahiao geothermal power project of $121.3 million at a fixed interest rate of 5.95%. United Coconut Planters Bank of the Philippines is providing term loan financing of $8.3 million at a variable interest rate based on LIBOR (5.130% at December 31, 2001). The loans have scheduled repayments through June 2006.

Ex-Im Bank provided term loan financing for the Company's Mahanagdong geothermal power project of $154.6 million at a fixed rate of 6.92%. OPIC is providing term loan financing of $34.3 million at a fixed interest rate of 7.6%. The loans have scheduled repayments through June 2007.

Cordova Funding Senior Secured Bonds

On September 10, 1999 Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225 million aggregate principal amount financing for the construction of the Cordova Project. The proceeds were loaned to Cordova Energy and comprise the following (in thousands):

Series                                         Issue Date             Due Date     Interest Rate      Amount
------                                         ----------             --------     -------------      ------
Series A-1 Senior Secured Bonds            September 10, 1999           2019           8.64%          $93,515
Series A-2 Senior Secured Bonds            December 15, 1999            2019           8.79%           31,309
Series A-3 Senior Secured Bonds            March 15, 2000               2020           9.07%           29,300
Series A-4 Senior Secured Bonds            June 15, 2000                2020           8.82%           58,121
Series A-5 Senior Secured Bonds            September 15, 2000           2020           8.48%           12,755
                                                                                                     --------
Total                                                                                                $225,000
                                                                                                     ========

MidAmerican Energy Holdings Company has guaranteed a specified portion of the scheduled debt service on the Cordova Funding Senior Secured Bonds equal to $37 million.

Salton Sea Bonds

Salton Sea Funding Corporation, an indirect wholly owned subsidiary of CE Generation, had a debt balance of $520.3 million at December 31, 2001. CalEnergy Minerals LLC is one of several guarantors of the Salton Sea Funding Corporation's debt. As a result of a note allocation agreement, CalEnergy Minerals LLC is primarily responsible for $139.9 million of the 7.475% Senior Secured Series F Bonds due November 30, 2018. MidAmerican Energy Holdings Company has guaranteed a specified portion of the scheduled debt service on the Series F Bonds equal to this current principal amount of $139.9 million and associated interest.

Annual Repayments of Subsidiary and Project Debt

The annual repayments of the subsidiary and project debt for the years beginning January 1, 2002 and thereafter are as follows (in thousands):

               MidAmerican                       MidAmerican
                 Funding,       MidAmerican        Energy        MidAmerican       Home                           CE Electric
               LLC Senior         Energy          Pollution       Energy and      Services          Salton            UK
                Notes and        Mortgage          Control         Capital         Notes             Sea           Funding
                  Bonds           Bonds             Bonds           Notes         and Other         Bonds          Eurobonds
               -----------     -----------      -----------      -----------     ----------       -----------      ---------
2002             $      -      $      -         $  1,440           $185,573      $     706        $  2,108         $      -
2003                    -       100,000            5,320                  -            583           1,405                -
2004                    -        55,630                -                  -          5,133           1,757                -
2005                    -        90,500                -                  -          5,048           1,756          145,879
2006                    -             -                -            160,000          5,036           1,827                -
Thereafter        700,000        94,440          150,425                -           20,274         131,043          145,764
                 --------      --------         --------           ---------     ---------        --------         --------
                 $700,000      $340,570         $157,185           $345,573      $  36,780        $139,896         $291,643
                 ========      ========         ========           ========      =========        ========         ========

            CE Electric UK                                                                          Cordova
            Funding Company                                                                         Funding
             Senior Notes                                           Casecnan      Philippine        Senior
             and Sterling      Yorkshire          CE               Notes and        Term           Secured
                 Bonds       Electric Debt      Gas Loan             Bonds          Loans            Bonds           TOTAL
              ------------   -------------    -----------         -----------    -----------      -----------       -------
2002           $        -    $        -       $   25,642           $ 32,214      $  68,259       $   1,238       $  317,180
2003                    -             -           13,050             41,467         72,148           9,000          242,973
2004              124,613             -           16,897             49,360         67,148           8,100          328,638
2005                    -             -           14,455             54,752         63,034           7,875          383,299
2006                    -             -              136             36,015         30,037           4,500          237,551
Thereafter        521,887     1,491,597                -            106,330         12,595         194,287        3,568,642
                 --------    ----------       ----------          ---------      ---------        --------       ----------
                 $646,500    $1,491,597       $   70,180           $320,138      $ 313,221        $225,000       $5,078,283
                 ========    ==========       ==========           ========      =========        ========       ==========

9.   Income Taxes

Provision for (benefit from) income taxes was comprised of the following (in thousands):
                                                        MEHC (Predecessor)
                                                        ------------------
                   Year Ended   March 14, 2000    January 1, 2000   Year Ended
                 December 31,     through            through        December 31,
                     2001      December 31, 2000  March 13, 2000        1999
                 ------------  -----------------  --------------    ------------
Current:
    State..........  $  2,669     $10,527           $(1,886)         $  7,337
    Federal........    51,025      17,387             9,147           128,839

    Foreign........    43,450      40,823            16,012            13,889
                     --------      ------           -------          --------
                       97,144      68,737            23,273           150,065
                     --------      ------           -------          --------

Deferred:
    State..........    22,095      (1,933)              834             1,791
    Federal........   (36,441)    (32,469)            1,854           (75,510)
    Foreign........   167,266      18,942             5,047            17,129
                     --------     -------           -------          --------
                      152,920     (15,460)            7,735           (56,590)
                     --------     -------           -------          --------
    Total..........  $250,064     $53,277           $31,008          $ 93,475
                     ========     =======           =======          ========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                                                                     MEHC (Predecessor)
                                                                                             ------------------------------
                                                      Year Ended       March 14, 2000        January 1, 2000     Year Ended
                                                     December 31,         through                through        December 31,
                                                         2001         December 31, 2000      March 13, 2000        1999
                                                      ---------       -----------------      --------------      ----------

Federal statutory rate...................               35.0%              35.0%                 35.0%             35.0%
Investment and energy tax credits........               (1.0)              (2.3)                  (.7)             (1.8)
State taxes, net of federal tax effect...                3.2                2.6                   (.8)              1.7
Goodwill amortization....................                5.9               12.1                   5.9               5.5
Dividends on preferred
    securities of subsidiary trusts*.....               (6.1)             (11.1)                 (2.8)             (3.8)
Tax effect of foreign income.............               (2.5)              (5.8)                 (5.0)               .3
Non-recurring items on CE Electric UK Funding,
    net of tax effect of foreign income..               19.2                   -                  -                   -
Non-recurring items on Indonesia ........                  -                   -                  -               (11.0)
Dividends received deduction.............               (2.6)              (6.8)                 (1.0)             (3.7)
Other items, net.........................               (1.5)                .6                   3.4               3.9
                                                      -------              -----                 -----             -----
Effective tax rate.......................               49.6%              24.3%                 34.0%             26.1%
                                                        =====              =====                 =====             =====

* Dividends on preferred securities of subsidiary trusts are included in minority interest.

Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

                                                       2001             2000
                                                    ----------       ----------
Property, plant, contracts and
   equipment....................................   $1,245,140        $ 866,678
Income taxes recoverable through
   future rates.................................      185,222          186,427
Fuel cost recoveries............................       20,272           14,598
Reacquired debt.................................        7,544           10,256
                                                    ---------        ---------
                                                    1,458,178        1,077,959

Nuclear reserve and decommissioning.............      (17,898)         (20,690)
Deferred income.................................      (24,732)          (8,883)
Deferred contract costs.........................      (65,145)         (51,703)
Revenue sharing accurals........................      (24,769)          (3,742)
Accruals not currently deductible
   for tax purposes.............................      (35,221)         (40,563)
Other...........................................       (6,145)          (7,350)
                                                   ----------        ---------
                                                     (173,910)        (132,931)
Net deferred income taxes.......................   $1,284,268        $ 945,028
                                                   ==========        =========

10. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts

The Company has organized special purpose Delaware business trusts (collectively, the "Trusts") pursuant to their respective amended and restated declarations of trusts (collectively, the "Declarations"). The Company, through these Trusts, issued Company-obligated mandatorily redeemable preferred securities (collectively, the "Trust Securities") as follows (in thousands):

                                                                  Original       Carrying           Carrying
                                                                    Issue          Value              Value           Conversion
            Issuer                   Issue Date          Rate      Amount    December 31, 2001   December 31, 2000       Rate
------------------------------     --------------        ----      ------    -----------------   -----------------    ----------
CalEnergy Capital Trust II         February 26, 1997     6.25%    $180,000       $155,584            $156,084           1.1655
CalEnergy Capital Trust III        August 12, 1997       6.50%     270,000        269,984             269,984           1.047
MidAmerican Capital Trust I
   (issued to Berkshire)           March 14, 2000       11.00%     454,772        454,772             454,772            N/A
Fair value adjustment                                                             (92,189)            (94,317)
                                                                                 --------            --------
                                                                                 $788,151            $786,523
                                                                                 ========            ========

During 2001 and 2000, CalEnergy Capital Trust II redeemed 10,000 and 477,000 shares, respectively, of preferred securities at an aggregate cost of approximately $.4 million and $19.5 million, respectively.

The Company owns all of the common securities of the Trusts. The Trust Securities have a liquidation preference of fifty dollars each and represent undivided beneficial ownership interests in each of the Trusts. The assets of the Trusts consist solely of the Company's Subordinated Debentures due February 25, 2012, September 1, 2027, and March 14, 2010, respectively, in outstanding aggregate principal amounts of approximately $155.5 million, $270 million and $454.8 million, respectively (collectively, the "Junior Debentures") issued pursuant to their respective indentures. The indentures include agreements by the Company to pay expenses and obligations incurred by the Trusts.

Prior to the Teton Transaction, each Trust Security issued by CalEnergy Capital Trust II and III with a par value of $50 was convertible at the option of the holder at any time into shares of the Company's common stock based on the conversion rate. As a result of the Teton Transaction, in lieu of shares of the Company's common stock, holders of Trust Securities will receive $35.05 for each share of common stock it would have been entitled to receive on conversion.

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

If the Debentures, or a portion thereof, are redeemed, MidAmerican Energy Financing must redeem a like amount of the preferred securities. If a termination of MidAmerican Energy Financing occurs, MidAmerican Energy Financing will distribute to the holders of the preferred securities a like amount of the Debentures unless such a distribution is determined not to be practicable. If a determination is made, the holders of the preferred securities will be entitled to receive, out of the assets of MidAmerican Energy Financing after satisfaction of its liabilities, a liquidation amount of $25 for each preferred security held plus accrued and unpaid distributions. See Note 21.

12.    Preferred Stock

In connection with the Teton Transaction, the Company issued 34.6 million shares of no par, zero coupon convertible preferred stock valued at $1,211.4 million. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

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

As a result of the Teton Transaction, the majority of the options were cashed out at $35.05 per share. The remaining options of 2,145,000 were reissued under the new MidAmerican Energy Holdings Company and an additional 703,329 options were issued. The old options are fully vested and the additional options vest monthly over three years. The options are exercisable until the end of the term on March 14, 2008 at exercise prices ranging from $15.94 to $35.05 per share.

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

The methods and assumptions used to estimate fair value are as follows:

Short-term debt - Due to the short-term nature of the short-term debt, the fair value approximates the carrying value.

Debt instruments - The fair value of all debt issues listed on exchanges has been estimated based on the quoted market prices. The Company is unable to estimate a fair value for the Philippine term loans as there are no quoted market prices available.

Other financial instruments - All other financial instruments of a material nature are short-term and the fair value approximates the carrying amount.

                                                               2001                           2000
                                                    ---------------------------   -----------------------------
                                                                       Estimated                 Estimated
                                                         Principal       Fair       Principal      Fair
                                                          Amount        Value        Amount       Value
                                                        -----------   ----------   ---------     ---------
                                                                         (in thousands)

7.63% Senior Notes                                      $ 350,000     $ 362,425    $ 350,000    $ 360,115
6.96% Senior Notes                                        215,000       222,676      215,000      216,570
7.23% Senior Notes                                        260,000       268,684      260,000      264,004
7.52% Senior Notes                                        450,000       455,085      450,000      459,090
8.48% Senior Notes                                        475,000       478,325      475,000      507,918
7.52% Senior Notes                                        101,680       102,130      101,888      102,020
MidAmerican Funding, LLC Senior Notes and Bonds           700,000       667,402      700,000      657,300
MidAmerican Energy Mortgage Bonds                         340,570       356,087      340,570      345,692
MidAmerican Energy Pollution Control Bonds                157,185       157,672      158,625      158,914
MidAmerican Energy Notes                                  322,240       329,573      422,240      420,496
MidAmerican Capital Notes                                  23,333        23,849       46,667       46,464
HomeServices Senior Notes and Other                        36,780        31,143       37,607       34,094
Salton Sea Bonds                                          139,896       121,290      140,528      116,947
CE Electric UK Funding Eurobonds                          291,643       346,115      299,580      357,456
CE Electric UK Funding Company Senior Notes
    and Sterling Bonds                                    646,500       702,643      653,750      694,031
Yorkshire Electric Debt                                 1,491,597     1,482,870            -            -
Casecnan Notes and Bonds                                  320,138       291,517      346,439      319,056
Cordova Funding Senior Secured Bonds                      225,000       227,442      225,000      224,018
CE Gas Loan                                                70,180        70,180       73,162       73,162
Company-obligated preferred securities of
    subsidiary trusts                                     880,340       801,722      880,840      769,605
Subsidiary-obligated preferred securities
    of subsidiary trusts                                  100,000        99,640      100,000       98,752
Preferred Securities of Subsidiaries                      121,183       107,893      145,686      131,255

Interest Rate Risk

At December 31, 2001, the Company had fixed-rate long-term debt, Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, and subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts of $7,678.0 million in principal amount and having a fair value of $7,808.2 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $355.7 million if interest rates were to increase by 10% from their levels at December 31, 2001. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2001, the Company had floating-rate obligations of $281.4 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. These obligations are not hedged. If the floating rates were to increase by 10% from December 31, 2001 levels, the Company's consolidated interest expense for unhedged floating-rate obligations would increase by approximately $75,000 each month in which such increase continued based upon December 31, 2001 principal balances.

The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):

                                                                        2001
                                              -------------------------------------------------------
                                               Amortized     Unrealized      Unrealized        Fair
                                                Cost           Gains           Losses         Value
                                              ----------    -----------     -----------    ----------
Available-for-sale:
    Equity securities....................     $  53,663      $  24,444       $ (3,144)      $ 74,963
    Municipal bonds......................        27,842          1,315            (92)        29,065
    U. S. Government securities..........        26,725          1,910            (19)        28,616
    Corporate securities.................        18,682            812            (23)        19,471
    Cash equivalents.....................         7,120              -              -          7,120
                                               --------      ---------       --------       --------
                                               $134,032      $  28,481       $ (3,278)      $159,235
                                               ========      =========       ========       ========

Held-to-Maturity:
    Debt Securities......................      $  2,074      $      -        $      -       $  2,074
    U.S. Treasury Strips.................         1,090             85              -          1,175
    Agency Obligations...................           611              -            (22)           589
                                               -------- -    ---------       --------       --------
                                               $  3,775      $      85       $    (22)      $  3,838
                                               ========      =========       ========       ========

                                                                       2000
                                               -------------------------------------------------------
                                               Amortized     Unrealized       Unrealized        Fair
                                                 Cost          Gains            Losses         Value
                                               ---------     ----------       ----------      --------
Available-for-sale:
    Equity securities....................      $ 83,509       $ 34,110         $ (7,115)      $110,504
    Municipal bonds......................        27,758          1,071             (175)        28,654
    U. S. Government securities..........        26,284          1,163                -         27,447
    Corporate securities.................        25,737             48           (1,027)        24,758
    Cash equivalents.....................        11,150              -                -         11,150
                                               --------       --------         --------       --------
                                               $174,438       $ 36,392         $ (8,317)      $202,513
                                               ========       ========         ========       ========

Held-to-Maturity:
    Debt Securities......................      $  2,077       $      -         $      -       $  2,077
    U.S. Treasury Strips.................           677             80                -            757
    Agency Obligations...................           571              -              (53)           518
                                               --------       --------         --------       --------
                                               $  3,325       $     80         $    (53)      $  3,352
                                               ========       ========         ========       ========

         At December 31, 2001, the debt securities held by the Company had the following maturities (in thousands):

                                                  Available For Sale                 Held To Maturity
                                              ---------------------------      -------------------------
                                                Amortized         Fair        Amortized          Fair
                                                  Cost           Value           Cost            Value
                                                -----------     ---------     ----------       --------

    Within 1 year...........................      $ 3,269       $  3,332       $     3          $    3
    1 through 5 years.......................       28,851         30,706         2,323           2,357
    5 through 10 years......................       10,733         11,578         1,449           1,478
    Over 10 years...........................       30,396         31,536             -               -

The proceeds and gross realized gains and losses on the disposition of available-for-sale and held-to-maturity investments are shown in the following table (in thousands). Realized gains and losses are determined by specific identification.

                                                                                       MEHC (Predecessor)
                                                                                -------------------------------
                                               Year          March 14, 2000      January 1,             Year
                                               Ended             through        2000 through            Ended
                                            December 31,       December 31,       March 13,         December 31,
                                               2001                2000             2000                1999
                                            ------------     --------------     -------------      -------------

    Proceeds from sales.............          $68,333           $93,531            $22,588            $617,262
    Gross realized gains............            2,676             6,464              1,560              97,545
    Gross realized losses...........           (7,314)          (10,585)            (2,556)             (6,437)

15.      Non-recurring Items

Teesside

In December 2001, the Company recorded a non-recurring charge of $20.7 million representing an asset valuation impairment charge under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," relating to the Company's 15.4% interest in Teesside Power Ltd. ("Teesside"). Teesside owns and operates an 1,875 MW combined cycle gas-fired power plant. Enron Corp. ("Enron"), through its subsidiaries, owned a 42.5% interest, operated the plant, and purchased 668MW of capacity. Enron's subsidiary, who owns and operates Teesside, is now in administration and administrators have been appointed to run its business and are attempting to find a buyer. As a result of Enron's subsidiary being in administration, Teesside is in discussion with its lenders over restructuring of the (pound)650 million debt still outstanding. It is anticipated that there will be no further dividends arising from the investment in Teesside and subsequently, the Company has determined the investment in Teesside to be of negligible value.

Telephone Flat Sale

On October 16, 2001, the Company closed on a transaction that transferred all properties and rights of the Telephone Flat Project, a geothermal development project in northern California to Calpine Corp. The Company recorded a pre-tax gain of $20.7 million and an after-tax gain of $12.2 million on the sale of the Telephone Flat Project.

Western States Sale

On June 30, 2001, the Company closed on a transaction in which the Company sold Western States Geothermal, an indirect wholly owned subsidiary of the Company, to Ormat. The Company recorded a pre-tax gain of $9.8 million and an after-tax gain of $6.4 million on the sale of Western States Geothermal.

Qualified Facilities Dispositions

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

Indonesia

On December 2, 1994, former subsidiaries of the Company, Himpurna California Energy Ltd. ("HCE") and Patuha Power, Ltd. ("PPL", together with HCE, the "Indonesian Subsidiaries") executed separate joint operation contracts for the development of geothermal steam fields and geothermal power facilities located in Central Java in Indonesia.

In 1997 and 1998 a series of Indonesian government decrees and other actions created significant uncertainty as to whether the Indonesian government would honor their contractual obligations to the Indonesian Subsidiaries. In 1997, the Company recorded a non-recurring charge of $87 million representing an asset valuation impairment charge under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," relating to the Company's assets in Indonesia. The charge of $87 million represented the amount by which the carrying amount of such assets exceeded the estimated fair value of the assets determined by discounting the expected future net cash flows of the Indonesia projects.

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

On September 13, 2001, the Company transferred shares of Bali Energy Ltd., an indirect wholly owned Indonesian subsidiary of the Company, to PT Tenaga Burni Bali. The Company recorded a pre-tax gain of $10.4 million and an after-tax gain of $6.5 million on the transfer of the shares.

16.     Accounting for Derivatives

Interest Rate Risk

MidAmerican Energy has entered into a two-year, $162 million fixed-to-floating interest rate swap agreement in conjunction with its $162 million, 7.375% series of medium-term notes due August 1, 2002. The floating rate of the swap is based on a three-month LIBOR rate and the effective interest rate after the swap was 4.46% in 2001. As of December 31, 2001, the fair value of this swap was $9.1 million.

Currency Exchange Rate Risk

CE Electric UK Funding entered into certain currency rate swap agreements for the CE Electric UK Funding Company Senior Notes with two large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $125 million of 6.853% Senior Notes, the agreements extend until December 30, 2004 and convert the U.S. dollar interest rate to a fixed Sterling rate of 7.744%. For the $237 million of 6.995% Senior Notes, the agreements extend until December 30, 2007 and convert the U.S. dollar interest rate to a fixed Sterling rate of 7.737%. The estimated fair value of these swap agreements at December 31, 2001 is approximately $44.8 million based on quotes from the counterparty to these instruments and represents the estimated amount that the Company would expect to receive if these agreements were terminated. It is the Company's intention to hold these swap agreements to maturity.

Yorkshire entered into certain currency rate swap agreements for the Trust Securities and the Yankee Bonds with five large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $255 million of Trust Securities, the agreements extend until June 30, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 9.4758% to 9.715%. For the $300 million of Yankee Bonds, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.345%. The estimated fair value of these swap agreements at December 31, 2001 is approximately $8.4 million based on quotes from the counterparty to these instruments and represents the estimated amount that the Company would expect to receive if these agreements were terminated. It is the Company's intention to hold these swap agreements to maturity.

A decrease of 10% in the December 31, 2001 rate of exchange of Sterling to dollars would increase the amount received if these swap agreements were terminated by approximately $106.4 million.

Energy Commodity Price Risk

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

MidAmerican Energy enters into natural gas futures and swap agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These financial derivative activities are recorded as hedge accounting transactions, with net amounts exchanged or accrued under swap agreements and realized gains or loses on futures contracts included in the cost of gas sold and recovered in revenues from regulated gas customers.

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

MidAmerican Energy uses natural gas derivative instruments for trading purposes pursuant to EITF 98-10 under strict value-at-risk guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings. Trading revenues and costs are reported gross on the consolidated statements of operations.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction comprising 89% of 2001 electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of wholesale electric power.

MidAmerican Energy and its customers are exposed to the effect of variations in weather conditions on sales and purchased, respectively, of electricity and natural gas. For the 2001-2002 heating season, MidAmerican Energy entered into several degree-day swaps to offset a portion of the financial impact of those variations on MidAmerican Energy and its customers.

MidAmerican Energy had the following financial derivative instruments for its natural gas and electric operations as of December 31:

MidAmerican Energy derivative instruments used for other than trading purposes-

                                                          2001                         2000
                                                     ----------------           ----------------
Natural Gas Futures Contracts - NYMEX:
         Net Contract Volumes- Long (Short)            (600,000) MMBtu            1,460,000 MMBtu
         Unrealized Gain, in thousands                   $40                       $7,554
         Weighted Average Settlement Price             $(6.77)                     $9.42

Natural Gas Swap Contracts:
         Contract Volumes- Pay Fixed                   7,853,052 MMBtu           13,496,239 MMBtu
         Contract Volumes - Receive Fixed                900,000 MMBtu           10,610,741 MMBtu
         Unrealized Gain (Loss), in thousands         $(7,643)                     $8,055
         Weighted Average Pay Fixed Price              $(0.97)                      $0.89
         Weighted Average Receive Fixed Price          $0.04                       $(0.37)

Natural Gas Options:
         Contract Volumes - Long                       2,300,000 MMBtu            1,790,280 MMBtu
         Unrealized Gain (Loss), in thousands          $(1,212)                    $953

Degree Day Swap Contracts:
         Contract Volumes - Long                       20,000 $/Degree day         -  $/Degree Day
         Unrealized Gain (Loss), in thousands          $(3,486)                    $  -

Electric Forward Contracts:
         Contract Volumes - (Short)                    (728,800) MWh               (139,200) MWh
         Unrealized Gain (Loss), in thousands          $6,313                       $(4,731)

A $1.00 decrease in underlying natural gas prices would decrease unrealized gains on the futures contracts held at December 31, 2001, by approximately $0.6 million and would decrease unrealized losses on the above swap contracts by approximately $7.0 million. A $5.00 increase in underlying electricity prices would decrease unrealized gains on the forward contracts held at December 31, 2001, by approximately $3.6 million. The weighted average maturity for all derivative instruments used for hedging purposes is under one year.

Unrealized gains and losses on cash flow hedges of future transactions are recorded in other comprehensive income. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Future transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged future transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recorded in either cost of sales or operating revenues, depending upon the nature of the physical transaction being hedged.

For 2001, a net loss of $408,000 and a net gain of $36,000, representing the ineffectiveness of cash flow hedges, are reflected in cost of sales. During the twelve months beginning January 1, 2002, it is anticipated that $3.4 million of the $3.5 million after-tax, net unrealized gains on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for future transactions through December 2003.

Unrealized gains and losses on fair value hedges are recognized in income as either operating revenues or cost of sales depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with the changes in values also recognized in income and substantially offsetting the impact of the hedges on earnings. For 2001, a net pre-tax gain of $18,000, representing the ineffectiveness of fair value hedges, is included in operating revenues.

MidAmerican Energy derivative instruments used for trading purposes -

                                                   2001               2000
                                               -------------     ---------------
Natural Gas Futures Contracts - NYMEX:
         Net Contract Volumes- (Short)         120,000 MMBtu     (20,000) MMBtu
         Unrealized (Loss), in thousands         $(224)               $(79)
         Weighted Average Settlement Price       $1.69                $(15.92)

Natural Gas Swap Contracts:
         Contract Volumes - Pay Fixed          17,519,581 MMBtu  1,000,000 MMBtu
         Contract Volumes - Receive Fixed      17,850,372 MMBtu  1,010,000 MMBtu
         Unrealized Gain (Loss), in thousands    $2,045              $(261)
         Weighted Average Pay Fixed Price        $(0.99)             $0.92
         Weighted Average Receive Fixed Price    $1.09               $(1.17)

A change in underlying natural gas prices would not materially affect unrealized losses on the above future and swap contracts.

17.     Securitization of Accounts Receivable

In December 1998, CE Electric UK Funding entered into a revolving receivable purchase agreement with Kitty Hawk Funding Corporation ("Kitty Hawk"), an unaffiliated special purpose entity established to purchase accounts receivable. In October 2000, the facility was transferred to Mont Blanc Capital Corp, administered by ING Barings, which allowed CE Electric UK Funding to sell all of its rights, title and interest in the majority of its billed electricity accounts receivable and to borrow against its unbilled electricity accounts receivable. In March 1999, CE Electric UK Funding received $161 million in cash associated with the agreement. In connection with the Northern Supply/Yorkshire swap on September 21, 2001, CE Electric UK Funding repaid the outstanding balance of this purchase agreement and ended their arrangement with Mont Blanc Capital Corp. CE Electric UK Funding does not have any amounts outstanding at December 31, 2001.

In 1997, MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration of the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of December 31, 2001, the revolving cash balance was $44 million, down $26 million from December 31, 2000, and the amount outstanding under the subordinated note was $28.7 million. The agreement is structured as a true sale under which the creditors or MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the consolidated balance sheets. At December 31, 2001, $71.5 million of accounts receivable, net of reserves, was sold under the agreement.

18.   Regulatory Matters

CE Electric UK Funding

Most revenue of each Distribution License Holder ("DLH") is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where the Retail Price Index ("RPI") reflects the average of the 12-month inflation rates recorded for each month in the previous July to December period. The distribution price control formula also reflects an adjustment factor ("Xd") which was established by the regulatory body, the Office of Gas and Electricity Markets ("Ofgem"), at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenues due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH's costs. During the lifetime of the price control, additional cost savings therefore contribute directly to profit.

MidAmerican Energy

In 1997, pursuant to a rate proceeding before the Iowa Utilities Board ("IUB"), MidAmerican Energy, the Office of Consumer Advocate and other parties entered into a pricing plan settlement agreement establishing MidAmerican Energy's Iowa retail electric rates. That settlement agreement expired on December 31, 2000.

On March 14, 2001, the Office of the Consumer Advocate filed a petition with the IUB to reduce Iowa retail electric rates by approximately $77 million annually. On June 11, 2001, MidAmerican Energy responded to that petition by filing a request with the IUB to increase MidAmerican Energy's Iowa retail electric rates by $51 million annually. On December 21, 2001, the IUB approved a settlement agreement that freezes the rates in effect on December 31, 2000, through December 31, 2005, and, with modifications, reinstates the revenue sharing provisions of the 1997 pricing plan settlement agreement. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability to be used to offset a portion of the cost of future generating plant investments. An amount equal to the regulatory liability will be recorded as depreciation expense. As of December 31, 2001, MidAmerican Energy has recorded a $47.1 million regulatory liability that is reflected in other long-term accrued liabilities on the consolidated balance sheet.

Under an Illinois restructuring law enacted in 1997, a sharing mechanism is in place for MidAmerican Energy's Illinois regulated retail electric operations whereby earnings above a computed threshold will be shared equally between customers and shareholders. A two-year average return on common equity greater than a two-year average benchmark will trigger an equal sharing of earnings on the excess. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the 30-year Treasury bond rates plus a premium of 5.50% for 1998 and 1999 and a premium of 8.5% for 200 through 2004. The two-year average above which sharing must occur for 2001 was 14.33%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

On September 21, 2001, MidAmerican Energy filed a petition with the South Dakota Public Utilities Commission ("SDPUC") to increase its South Dakota natural gas rates. On February 20, 2002, the SDPUC approved a settlement agreement allowing increased rates of $3.1 million annually.

On October 19, 2001, MidAmerican Energy filed a petition with the Illinois Commerce Commission to increase its Illinois natural gas rates by $3.2 million annually. A final decision on the petition is required within eleven months of the date of filing.

On March 15, 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. The IUB may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican Energy expects the final rates, which may differ from the requested amount, to be implemented in the fourth quarter.

19.    Pension Commitments

United Kingdom Operations

CE Electric UK Funding participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom.

The actuarial computation for December 31, 2001, 2000 and 1999 assumed interest rates of 5.75%, 6.0% and 6.0% respectively, an expected return on plan assets of 7.0%, 6.5% and 6.5%, respectively, and annual compensation increases of 2.5%, 3.0% and 3.0%, respectively, over the remaining service lives of employees covered under the plan. Amounts funded to the pension are primarily invested in equity and fixed income securities.

The following table details the funded status and the amount recognized in the Company's consolidated balance sheets for CE Electric UK Funding's plan as of December 31, 2001 and 2000 (in thousands):

                                                      2001             2000
                                                    ---------       ----------
Change in benefit obligation:
Benefit obligation at beginning of year.........    $ 951,553       $  940,600
Service cost....................................        7,854            8,660
Interest cost...................................       51,926           50,765
Participant contributions.......................        5,236            4,927
Benefits paid...................................      (49,453)         (49,272)
FAS 88 curtailment..............................        7,127            6,570
Northern Supply/Yorkshire swap net effect.......       44,216                -
Experience gain and change of assumptions.......      (44,381)         (10,697)
                                                    ---------        ---------
Benefit obligation at end of the year...........      974,078          951,553
                                                    ---------        ---------

Change in plan assets:
Fair value of plan assets at beginning of
     the year...................................    1,166,111        1,283,600
Actual return on plan assets....................      (98,799)         (73,741)
Net asset transfer resulting from Northern
    Supply/Yorkshire Swap.......................       46,980                -
Employer contributions..........................          582              597
Participant contributions.......................        5,236            4,927
Benefits paid...................................      (49,453)         (49,272)
                                                    ---------       ----------
Fair value of plan assets at end of the year....    1,070,657        1,166,111
                                                    ---------       ----------

Funded status...................................       96,579          214,558
Unrecognized net loss...........................     (196,648)         (77,193)
                                                    ---------       ----------
Prepaid benefit cost............................    $ 293,227       $  291,751
                                                    =========       ==========

Net periodic pension cost (benefit) for CE Electric UK Funding's plan for 2001, 2000 and 1999 included the following components (in thousands):

                                                              MEHC (Predecessor)
                                                              ------------------
                                            March 14, 2000 January 1, 2000
                                              through         through
                                   2001   December 31, 2000 March 13, 2000  1999
                                   ----   ----------------- --------------  ----
Service cost - benefits earned
   during the period............. $ 7,854     $ 6,933         $ 1,727   $10,200
Interest cost on projected
   benefit obligation............  51,926      40,640          10,125    48,500
Expected return on plan
   assets........................ (78,979)    (50,800)        (12,657)  (59,500)
Curtailment loss.................   7,127       5,260           1,310    38,300
                                  -------     -------         -------   -------
Net periodic pension (benefit)
   cost..........................$(12,072)    $ 2,033          $  505   $37,500
                                 ========     =======          ======   =======

As a result of the distribution price reviews in 1999, CE Electric UK Funding implemented a review of staffing requirements primarily in its distribution business. Following discussions with the trade unions, CE Electric UK Funding put in place a workforce reduction program. In 1999, the Company recorded a non-recurring pre-tax loss of approximately $47.7 million that included a pension curtailment of $38.3 million. In 2000, the pension curtailment related to this workforce reduction program was $6.6 million. The curtailment loss in 2001 of $7.1 million is a result of the Northern Supply/Yorkshire swap.

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

MidAmerican Energy currently provides certain postretirement health care and life insurance benefits for retired employees. Under the plans, substantially all of MidAmerican Energy's employees may become eligible for these benefits if they reach retirement age while working for MidAmerican Energy. However, MidAmerican Energy retains the right to change these benefits anytime at its discretion. MidAmerican Energy expenses postretirement benefit costs on an accrual basis and includes provisions for such costs in rates.

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

During 2000, MidAmerican Energy adopted a market-related valuation of its pension assets for purposes of calculating net periodic pension costs. This change conforms MidAmerican Energy's accounting practices for pension costs to that of the Company. Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for the Company:

                                                                                      MEHC (Predecessor)
                                                                           ------------------------------------
                                                         March 14, 2000    January 1, 2000         Year
                                        Year Ended          through             through            Ended
                                     December 31, 2001  December 31, 2000   March 13, 2000    December 31, 1999
                                     -----------------  -----------------   ---------------   ------------------
Pension Cost

Service cost........................   $  18,114         $  13,014            $  3,242           $   9,854
Interest cost.......................      33,027            28,329               7,058              25,505
Expected return on plan assets......     (36,326)          (38,532)             (9,600)            (37,392)
Amortization of net transition
  obligation........................      (2,591)           (2,074)               (517)                  -
Amortization of prior service
  cost..............................       2,729             2,310                 575                   -
Amortization of prior year gain.....      (3,894)           (3,297)               (822)                  -
Curtailment loss....................           -                 -                   -               4,270
                                       ---------          --------            --------            --------

  Net periodic pension cost
     (benefit)......................   $  11,059          $   (250)           $    (64)           $  2,237
                                       =========          ========            ========            ========


                                                                                      MEHC (Predecessor)
                                                                            -----------------------------------
                                                         March 14, 2000    January 1, 2000         Year
                                       Year Ended           through            through            Ended
                                     December 31, 2001  December 31, 2000   March 13, 2000     December 31, 1999
                                    ------------------  -----------------   --------------     -----------------
Postretirement Cost

 Service cost.......................    $  4,357          $  2,089            $    520            $  2,478
 Interest cost......................      10,418             6,688               1,666               6,423
 Expected return on plan assets.....      (4,032)           (3,947)               (984)             (3,540)
 Amortization of net transition
   obligation.......................       4,110             3,290                 820                   -
 Amortization of prior service
   cost.............................         425               340                  85                   -
 Amortization of prior year (gain)
   loss.............................         332              (699)               (174)                  -
                                         -------          --------            --------            --------
    Net periodic pension cost ......     $15,610          $  7,761            $  1,933            $  5,361
                                         =======          ========            ========            ========

The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

Although the supplemental executive retirement plans had no plan assets as of December 31, 2001, MidAmerican Energy has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $50.4 million and $44.7 million at December 31, 2001 and 2000, respectively.

During 1999 certain participants in the supplemental executive retirement plan left MidAmerican Energy reducing the future service of active employees by 28%. As a result, a curtailment loss of $5.3 million was recognized by the Company in 1999. Additionally, termination benefits provided to the participants, totaling $3.5 million, were expensed by MidAmerican Energy during 1999.

The projected benefit obligation and accumulated benefit obligation for the supplemental executive retirement plans were $91.2 million and $88.2 million, respectively, as of December 31, 2001 and $82.7 million and $77.5 million, respectively, as of December 31, 2000.

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of MidAmerican Energy's plans to the net amounts recognized in the consolidated balance sheet as of December 31 (dollars in thousands):

                                                                  2001             2001              2000           2000
                                                                 Pension       Postretirement       Pension     Postretirement
                                                                Benefits          Benefits         Benefits        Benefits
                                                                --------          --------         --------        --------
Reconciliation of benefit obligation:
Benefit obligation at beginning of year....................     $472,349          $131,822         $447,170        $107,744
Service cost...............................................       18,114             4,357           16,256           2,609
Interest cost..............................................       33,027            10,418           35,387           8,354
Participant contributions..................................            -             3,059               74           2,395
Plan amendments............................................          652                 -             (132)              -
Actuarial (gain) loss......................................       17,333            57,101            6,007          20,589
Benefits paid..............................................      (23,267)          (11,840)         (32,413)         (9,869)
                                                                --------          --------        ---------        --------
    Benefit obligation at end of year......................      518,208           194,917          472,349         131,822
                                                                --------          --------        ---------        --------

Reconciliation of the fair value of plan assets:
Fair value of plan assets at beginning of year................   555,208            75,090          605,059          72,622
Employer contributions.....................................        4,576            16,022            4,355          10,543
Participant contributions..................................            -             3,059               74           2,395
Actual return on plan assets...............................      (20,627)           (1,202)         (21,867)           (601)
Benefits paid..............................................      (23,267)          (11,840)         (32,413)         (9,869)
                                                                --------          --------        ---------        --------
    Fair value of plan assets at end of year...............      515,890            81,129          555,208          75,090
                                                                --------          --------        ---------        --------

Funded status..............................................       (2,318)         (113,788)          82,859         (56,732)
Unrecognized net (gain) loss...............................      (52,244)           63,328         (130,423)          1,326
Unrecognized prior service cost............................       22,885             4,264           24,962           4,689
Unrecognized net transition obligation (asset).............       (5,974)           45,212           (8,566)         49,322
                                                               ---------         ---------        ---------        --------
    Net amount recognized in the consolidated balance
    sheet..................................................    $ (37,651)        $    (984)       $ (31,168)       $ (1,395)
                                                               ==========        =========        =========        ========

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost.......................................    $  15,381         $   1,493        $  16,773        $  1,493
Accrued benefit liability..................................      (88,210)           (2,477)         (77,538)         (2,888)
Intangible asset...........................................       22,796                 -           25,510               -
Accumulated other comprehensive income.....................       12,382                 -            4,087               -
                                                               ---------        ----------        ----------       --------
    Net amount recognized..................................    $ (37,651)        $    (984)       $ (31,168)       $ (1,395)
                                                               =========         =========        ==========       ========

                                                      Pension and Postretirement
                                                            Assumptions
                                                                          MEHC
                                                                   (Predecessor)
                                                                         ----
                                                       2001     2000     1999
                                                       ----     ----     ----
Assumptions used were:
Discount rate......................................    6.50%    7.00%    7.75%
Rate of increase in compensation levels............    5.00%    5.00%    5.00%
Weighted average expected long-term rate
     of return on assets..........................     7.00%    9.00%    9.00%

For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for all covered individuals will increase by 11.25% in 2002 and that the rate of increase thereafter will decrease to an ultimate rate of 5.25% by the year 2006.

If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2001 would increase by $3.0 million, and the postretirement benefit obligation at December 31, 2001, would increase by $30.6 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2001 would decrease by $2.3 million and the postretirement benefit obligation at December 31, 2001, would decrease by $24.2 million.

20.   Commitments and Contingencies

A.    Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. The Company is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Following Edison's recent financing, Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $119 million due under the power purchase agreement with CE Generation affiliates for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

On February 21, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001, the Imperial County Superior Court granted the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) such Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements, and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court prospectively vacated its order authorizing the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash on hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five year period. Following the five year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit rating, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative." Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive." The Funding Corporation Securities are currently rated Ba3 by Moody's and BBB- by S&P. CE Generation Securities are currently Ba2 by Moody's and BBB- by S&P.

B.    Casecnan

The Casecnan Project was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, the Company terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, the Company entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a termination of the Replacement Contract and filed a claim for unspecified quantum meruit damages. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held in London from September 24 to October 3, 2001. Further hearings were held from January 2 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002.

As of December 31, 2001 the Company has received approximately $6.0 million of liquidated damages from demands made or the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration is difficult to assess, CE Casecnan believes it will prevail and receive substantial additional liquidated damages in the arbitration.

Under the Project Agreement, if NIA is able to accept delivery of water into the Pantabangan Reservoir and NPC has completed the Project's related transmission line, the Company is liable to pay NIA $5,500 per day for each day of delay in completion of the Casecnan Project beyond July 27, 2000, increasing to $13,500 per day for each day of delay in completion beyond November 27, 2000. NIA completed the installation of the transmission line on August 13, 2001. Accordingly, the Company accrued $1.6 million liquidated damages payable to NIA for 120 days of delay.

The Company's ability to make payments on any of its existing and future obligations is dependent on NIA's and the Republic of the Philippines' performance of their obligations under the Project Agreement and the Performance Undertaking, respectively. Except to the extent expressly provided for in the Shareholder Support Letters, no shareholders, partners or affiliates of the Company, including MidAmerican, and no directors, officers or employees of the Company will guarantee or be in any way liable for payment of the Company's obligations. As a result, payment of the Company's obligations depends upon the availability of sufficient revenues from the Company's business after the payment of operating expenses.

C.    Decommissioning Costs

Expected decommissioning costs for Quad Cities Station and Cooper have been developed based on site-specific decommissioning studies that include decontamination, dismantling, site restoration, dry fuel storage cost and assumed shutdown dates. In Illinois, Cooper nuclear decommissioning costs are recovered through a rate rider on customer billings that permits annual adjustments. Quad Cities Station and Cooper decommissioning costs are reflected as base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2001 dollars, is $278 million. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2001, was $158.3 million and is included in other long-term accrued liabilities, and a like amount is reflected in Investments and represents the fair value of the assets held in the trusts.

MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million, $8.3 million, and $10.4 million for 2001, 2000 and 1999, respectively. The provision charged to depreciation expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican Energy's Illinois and Iowa tariffs assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 4.5% and the assumed annual return on funds in the trust is 6.9%. Realized income (loss), net of investment fees, on the assets in the trust fund was $(0.6) million, $1.9 million and $1.9 million for 2001, 2000 and 1999, respectively.

MidAmerican Energy's contribution toward payment of Cooper's projected decommissioning costs have been based on the NPPD decommissioning funding plan for Cooper. Total expected decommissioning costs for Cooper, in 2001 dollars, are $577 million. For purposes of developing a decommissioning funding plan for Cooper, the NPPD assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

As of December 31, 2001, total funds set aside in the internal and external accounts for Cooper decommissioning that are maintained by the NPPD were $291.3 million. In addition, the funding plan for Cooper also assumes various funds and reserves currently held to satisfy the NPPD bond resolution requirements will be available for plant decommissioning, which is to begin with the assumed plant shutdown in September 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. Earnings from the internal account and external trust fund, which are recognized by the NPPD as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

Beginning in December 2000, MidAmerican Energy ceased contributing to the accounts maintained by NPPD and began contributing funds to a separate MidAmerican Energy bank account based on the NPPD decommissioning funding plan for Cooper. A liability equal to the amount of funds contributed, plus the earnings on those funds, is reflected in other long-term accrued liabilities on the consolidated balance sheets. MidAmerican Energy records expense equal to the funds contributed to the separate account plus investment fees paid to the NPPD for funds in the accounts they maintain. MidAmerican Energy's expense for Cooper decommissioning was $11.6 million, $11.5 million and $11.3 million for the years 2001, 2000 and 1999, respectively, and is included in other operating expenses.

MidAmerican Energy is currently involved in litigation with NPPD in part related to the determination of MidAmerican Energy's obligation, if any, for costs of decommissioning Cooper. Refer to Note (20)(E) for a discussion of the proceedings.

D.    Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station and Cooper through a combination of insurance purchased by NPPD (the owner and operator of Cooper) and Exelon Generation Company, LLC (the operator and joint owner of Quad Cities Station), insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

NPPD and Exelon Generation each purchase nuclear liability insurance for Cooper and Quad Cities Station, respectively, in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above the amount is provided by a mandatory industry-wide program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Cooper and Quad Cities Station combined is $88.1 million per incident, payable in installments not to exceed $10 million annually.

The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. For Cooper, MidAmerican Energy and NPPD separately purchase primary and excess property insurance protection for their respective obligations, with coverage limits of $1.375 billion each. This structure provides that both MidAmerican Energy and NPPD are covered for their respective 50% obligation in the event of a loss totaling up to $2.75 billion. MidAmerican Energy also directly purchases extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Cooper or Quad Cities Station. The coverages purchased directly by MidAmerican Energy, and the property coverages purchased by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Cooper and Quad Cities Station combined, total $20.5 million.

The master nuclear worker liability coverage, which is purchased by NPPD and Exelon Generation for Cooper and Quad Cities Station, respectively, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

E.   Cooper Litigation

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

MidAmerican Energy filed its answer and counterclaims. The counterclaims filed by MidAmerican Energy are generally as follows:

(1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimbursement occur;

(2) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommissioning the plant;

(3) that NPPD violated MidAmerican Energy's directions for application of payments;

(4) that transition costs are not included in any decommissioning costs and are not any kind of costs that MidAmerican Energy is obligated to pay;

(5) that NPPD has the duty to repay all amounts that MidAmerican Energy has prefunded for decommissioning in the event the Nebraska Public Power District operates the plant after the term of the power purchase agreement;

(6) that NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement so long as NPPD does not repay all amounts MidAmerican Energy has prefunded for estimated decommissioning costs together with other amounts in certain funds and accounts and for so long as NPPD fails to provide MidAmerican Energy with certain requested accountings and information;

(7) that certain funds, accounts, and reserves are excessive and are required to be paid to MidAmerican Energy or credited to MidAmerican Energy's pre-2004 monthly power costs;

(8) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

(9) that NPPD has mismanaged the plant in numerous described transactions resulting in damage to MidAmerican Energy;

(10) that NPPD has breached its contractual and other duties to MidAmerican Energy by not joining certain litigation and by failing to credit or agree to credit MidAmerican Energy with any recovery for low-level radioactive waste; and

(11) that NPPD has breached its duty to MidAmerican Energy in making invest-ments of decommissioning funds;

On October 6, 1999, the court rendered summary judgment for NPPD on the above-mentioned issue concerning liability for decommissioning (issue one in the first paragraph above) and the related contingent counterclaims filed by MidAmerican Energy (issues one and two in the second paragraph above). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on issues one and five in the second paragraph above. Additionally, it remanded the case for trial on all other claims and counterclaims.

Since the remand to the District Court from the Eighth Circuit Court of Appeals, NPPD has been granted permission, over MidAmerican Energy's objections, to file a second amended complaint. The second amended complaint asserts that even though the Eighth Circuit Court of Appeals held that MidAmerican Energy has no liability under the power purchase agreement to reimburse or pay NPPD a 50% share of decommissioning costs unless certain conditions occur, MidAmerican Energy has unconditional liability for a 50% share based on agreements other than the power purchase agreement as originally written. NPPD's post-remand contentions -- all strongly disputed by MEC -- are that MidAmerican Energy has unconditional liability for a 50% share of decommissioning based on any of the following alternative theories: (i) the parties without written amendment either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs; (ii) absent unconditional liability for a 50% share of decommissioning costs, MidAmerican Energy would be unjustly enriched; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) NPPD is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. In response to NPPD's second amended complaint, MidAmerican Energy filed its first amended answer and third amended counterclaims containing denials, several affirmative defenses, and the counterclaims summarized above. In the course of discovery, NPPD has contended that MidAmerican Energy has some responsibility for some costs of storage of spent fuel resulting from the operation of the plant during the term of the power purchase agreement. MidAmerican Energy disputes this. MidAmerican Energy recently filed a mandamus petition with Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit NPPD to pursue the above alternative theories at trial, since the above alternative theories appear to be contrary to the December 12, 2000 Eighth Circuit Court of Appeals decision. If such relief is not granted, MidAmerican Energy will strongly dispute at trial these contentions and theories put forth by NPPD. Trial in these matters has been recently rescheduled to being on September 9, 2002.

F.      Coal and Natural Gas Contract Commitments

MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2002 to 2007, require minimum payments of $80.3 million, $70.6 million, $36.2 million, $34.0 million and $2.6 million for the years 2002 through 2006, respectively, and $2.6 million for the total of the years thereafter. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

MidAmerican Energy has contracts with various companies to purchase electric capacity. The contracts, with expiration dates ranging from 2002 to 2011, require minimum payments of $27.0 million, $30.5 million, $15.3 million, $2.9 million and $2.2 million for the years 2002 through 2006, respectively, and $11.0 million for the total of the years thereafter.

MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $56.6 million, $41.3 million, $13.4 million, $13.2 million and $13.0 million for the years 2002 through 2006, respectively, and $26.7 million for the total of the years thereafter.

21.     Subsequent Events

Debt issuance

On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% medium-term notes due in 2031. The proceeds will be used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed its MidAmerican-obligated mandatorily redeemable preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

Prudential California Acquisition

In February 2002, HomeServices completed its purchase of a majority interest in Prudential California Realty. The cash purchase price of Prudential California Realty was approximately $74 million, with an option to purchase the remaining interests. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on certain 2002 financial performance measures. The purchase price was financed using the Company's corporate revolver for $40 million which was contributed to HomeServices as equity and the remaining funds were borrowed from available credit under the HomeServices's $65 million revolving credit facility. It is anticipated that the borrowings in connection with this acquisition will be repaid from HomeServices generated funds. The acquisition will be accounted for by the purchase method of accounting, and the Company is in the process of completing the allocation of the purchase price to the assets acquired and liabilities assumed.

Kern River Acquisition

On March 7, 2002, the Company reached a definitive agreement with The Williams Companies, Inc. ("Williams") to acquire Williams' Kern River Gas Transmission Company, a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah. The purchase price was $956 million, including $506 million of assumed debt. As part of the agreement, the Company will continue the planned expansion of the Kern River system, a project that will more than double the pipeline's capacity with expected capital expenditures of approximately $1.2 billion. The purchase was completed on March 27, 2002.

The Kern River pipeline is an important route for the transmission of natural gas from the vast reserves in the Rocky Mountain states to the rapidly growing markets in Utah, Nevada and California. Constructed in 1992, Kern River extends 926 miles from Opal, Wyoming, to the San Joaquin Valley near Bakersfield, California, and has a design capacity of 835 million cubic feet per day.

In August 2001, Williams filed with FERC to more than double the capacity on the Kern River system by adding approximately 900 million cubic feet per day of additional capacity from Wyoming to California and markets in between. Upon completion of the expansion project in May 2003, Kern River will be capable of transporting 1.7 billion cubic feet of natural gas per day. When converted to electricity, that is enough energy to power approximately 10 million homes.

In connection with the acquisition of Kern River, the Company issued $323 million of Trust Preferred Securities and $127 million of convertible preferred stock to Berkshire Hathaway.

In addition to the acquisition of Kern River, the Company also announced its investment of $275 million in Williams, in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. In connection with this investment, the Company issued $275 million of convertible preferred stock to Berkshire Hathaway.

22.    Segment Information:

The Company has identified five reportable operating segments principally based on management structure: CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), MidAmerican Energy (domestic utility operations), CE Electric UK Funding (foreign utility operations) and HomeServices (real estate operations). Information related to the Company's reportable operating segments are shown below (in thousands).

                                                                                                MEHC (Predecessor)
                                                                                       ---------------------------------
                                           Year Ended            March 14, 2000        January 1, 2000       Year Ended
                                          December 31,              through                 through          December 31,
                                             2001              December 31, 2000        March 13, 2000           1999
                                         ------------          -----------------        --------------       ------------
Revenue: (1)
CalEnergy Generation-Domestic........    $     75,541             $    40,031           $      4,520         $    105,869
CalEnergy Generation-Foreign.........         207,386                 156,504                 42,726              210,571
MidAmerican Energy...................       2,795,838               2,132,273                491,636            1,525,157
CE Electric UK Funding...............       1,458,979               1,517,539                499,017            2,098,976
HomeServices.........................         644,741                 405,805                 66,880              357,728
                                         ------------             -----------           ------------          -----------
Segment revenue......................       5,182,485               4,252,152              1,104,779            4,298,301
Corporate/other......................         (25,174)                 (9,403)                 1,830               29,420
                                         ------------             -----------           ------------          -----------
                                         $  5,157,311             $ 4,242,749           $  1,106,609          $ 4,327,721
                                         ============             ===========           ============          ===========
Depreciation and amortization:
CalEnergy Generation-Domestic........    $      5,439             $     2,183           $        250         $     14,478
CalEnergy Generation-Foreign.........          66,315                  52,685                 13,514               66,063
MidAmerican Energy...................         286,590                 184,955                 45,184              182,638
CE Electric UK Funding...............         125,564                 108,637                 31,964              137,963
HomeServices.........................          17,201                   8,695                  2,891                7,772
                                         -------------            -----------           ------------         ------------
Segment depreciation.................         501,109                 357,155                 93,803              408,914
Corporate/other......................          37,593                  26,196                  3,475               18,776
                                         ------------             -----------           ------------         ------------
                                         $    538,702             $   383,351           $     97,278         $    427,690
                                         ============             ===========           ============         ============

Interest expense, net:
CalEnergy Generation-Domestic........    $     10,835             $     1,829           $        793         $     17,851
CalEnergy Generation-Foreign.........          30,875                  34,458                  9,713               58,322
MidAmerican Energy...................         113,980                  94,425                 24,579              100,046
CE Electric UK Funding...............         112,308                  74,335                 21,189               96,759
HomeServices.........................           3,884                   2,328                    785                3,228
                                          ------------            ------------           ------------         -----------
Segment interest expense, net........         271,882                 207,375                 57,059              276,206
Corporate/other......................         140,912                 104,029                 28,755              149,967
                                          -----------             -----------            -----------          -----------
                                          $   412,794             $   311,404            $    85,814          $   426,173
                                          ===========             ===========            ===========          ===========

Income before provisions for income taxes: (1)
CalEnergy Generation-Domestic........     $    44,335            $     30,697          $       2,877         $     49,095
CalEnergy Generation-Foreign.........          89,542                  49,787                 15,976               68,105
MidAmerican Energy...................         210,733                 181,797                 63,315              151,555
CE Electric UK Funding...............         159,850                  83,108                 58,673              152,126
HomeServices.........................          42,945                  31,015                 (4,929)              16,613
                                           ----------             -----------            -----------          -----------
Segment income.......................         547,405                 376,404                135,912              437,494
Corporate/other......................        (223,014)               (157,200)               (37,137)            (164,720)
                                           ----------             -----------            -----------          -----------
                                           $  324,391             $   219,204            $    98,775          $   272,774
                                           ==========             ===========            ===========          ===========

                                                                                                MEHC (Predecessor)
                                                                                        ----------------------------------
                                          Year Ended             March 14, 2000         January 1, 2000         Year Ended
                                         December 31,                through                through           December 31,
                                             2001               December 31, 2000        March 13, 2000            1999
                                         ------------           -----------------       ---------------        -----------
Provisions for income taxes: (1)
CalEnergy Generation-Domestic........     $      (689)           $     (1,929)           $        (8)         $     6,347
CalEnergy Generation-Foreign.........          27,962                  29,194                    373               33,912
MidAmerican Energy...................          95,490                  77,450                 27,943               64,936
CE Electric UK Funding...............          47,866                  30,065                 18,761               59,183
HomeServices.........................          15,953                  12,300                 (1,992)               7,193
                                           ----------              ----------            -----------           ----------
Segment income.......................         186,582                 147,080                 45,077              171,571
Corporate/other......................        (100,314)                (93,803)               (14,069)             (80,835)
                                           ----------              ----------            -----------           ----------
                                           $   86,268              $   53,277            $    31,008           $   90,736
                                           ==========              ==========            ===========           ==========


Capital expenditures:
CalEnergy Generation-Domestic........      $   52,940              $  151,289            $    53,011           $  145,255
CalEnergy Generation-Foreign.........          83,954                  87,781                 22,263               95,552
MidAmerican Energy...................         252,615                 194,045                 23,977              194,216
CE Electric UK Funding...............         176,464                  95,806                 22,210              231,634
HomeServices.........................           9,878                   6,996                  2,052                9,143
                                           ----------              ----------             ----------           ----------
Segment capital expenditures.........         575,851                 535,917                123,513              675,800
Corporate/other......................             901                   2,812                     28                  120
                                           ----------              ----------             ----------           ----------
                                           $  576,752              $  538,729             $  123,541           $  675,920
                                           ==========              ==========             ==========           ==========

(1) Before non-recurring items.

                                                              MEHC (Predecessor)
                                         As of December 31,   As of December 31,
                                        2001          2000           1999
                                    -----------    ----------    ----------
Total assets:
CalEnergy Generation-Domestic...    $   725,716   $   663,125    $  538,598
CalEnergy Generation-Foreign....        925,825       965,913     1,115,661
MidAmerican Energy..............      5,023,584     5,324,921     5,072,788
CE Electric UK Funding..........      3,973,457     2,414,394     2,953,288
HomeServices....................        226,588       169,470       166,658
                                    -----------   -----------    ----------
Segment assets..................     10,875,170     9,537,823    $9,846,993
                                                                 ==========
Corporate/other.................      1,740,163     2,073,116
                                    -----------   -----------
                                    $12,615,333   $11,610,939
                                    ===========   ===========

Long-lived assets:
CalEnergy Generation-Domestic...    $   441,603   $   434,523     $  222,357
CalEnergy Generation-Foreign....        802,092       790,077        809,506
MidAmerican.....................      4,050,285     4,079,250      3,995,763
CE Electric UK Funding..........      3,302,560     1,884,951      2,438,877
HomeServices....................        165,689       125,894        129,649
                                    -----------   -----------     ----------
Segment long-lived assets.......      8,762,229     7,314,695     $7,596,152
                                                                  ===========
Corporate.......................      1,404,307     1,707,102
                                    -----------   -----------
                                    $10,166,536   $ 9,021,797
                                    ===========   ===========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, intersegment eliminations, unallocated goodwill and fair value adjustments relating to acquisitions.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of December 31, 2001 and 2000 for the Company, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 for the Company, for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor), for the period March 14, 2000 to December 31, 2000 for the Company, and for the year ended December 31, 1999 for MEHC (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the above stated periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its accounting policy for major maintenance, overhaul and well workover costs.


DELOITTE & TOUCHE LLP
Des Moines, Iowa
January 17, 2002

(March 27, 2002 as to Notes 20.A. and 21)

MidAmerican Energy Holdings Company                                   Schedule I
Parent Company Only
Condensed Balance Sheets
As of December 31, 2001 and 2000
(In thousands)

                                                2001               2000
                                             ----------          --------
ASSETS
Current Assets:
   Cash and cash equivalents............     $    2,524        $    8,223
                                             ----------        ----------
     Total current assets...............          2,524             8,223

Investments in and advances to
  subsidiaries and joint ventures.......      3,432,528         3,125,487
Equipment, net..........................         17,605            17,228
Excess of cost over fair value of
  net assets acquired, net..............      1,211,814         1,216,550
Deferred charges and other assets.......        129,501           127,966
                                             ----------        ----------

Total Assets............................     $4,793,972        $4,495,454
                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and other
     accrued liabilities................     $   68,445        $   54,073
   Short term debt......................        153,500            85,000
                                             ----------        ----------
     Total current liabilities..........        221,945           139,073

Non-current liabilities.................          6,480             6,435
Notes payable - affiliate...............        197,153           122,177
Parent company debt.....................      1,834,498         1,829,971
                                             ----------       -----------

   Total liabilities....................      2,260,076         2,097,656
                                             ----------       -----------

Deferred income.........................         37,578            34,874
Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trusts..................        788,151           786,523

Stockholders' Equity:
Zero coupon convertible preferred stock
  authorized 50,000 shares, no par value
  34,563 shares issued and outstanding
  at December 31, 2001 and 2000.........              -                 -
Common stock -authorized 60,000 shares,
  no par value; 9,281 shares issued and
  outstanding at December 31, 2001 and
  2000..................................              -                 -
Additional paid in capital..............      1,553,073         1,553,073
Retained earnings.......................        223,926            81,257
Accumulated other comprehensive loss,
  net...................................        (68,832)          (57,929)
                                             ----------        ----------
Total stockholders' equity..............      1,708,167         1,576,401
                                             ----------        ----------

Total Liabilities and Stockholders'
  Equity................................     $4,793,972        $4,495,454
                                             ==========        ==========

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

MidAmerican Energy Holdings Company                                   Schedule I
Parent Company Only (continued)
Condensed Statements of Operations
For the three years ended December 31, 2001
(In thousands)

                                                                       2001             2000              1999
                                                                    ---------         ---------        ---------
Revenue:

Equity in undistributed earnings of subsidiary companies
   and joint ventures.........................................       $608,896          $390,194         $166,428
Cash dividends and distributions from subsidiary
   companies and joint ventures...............................         87,625            96,342          345,430
Interest and other income.....................................          2,248            13,818           34,002
                                                                   -----------        ----------       ---------

   Total revenues.............................................        698,769           500,354          545,860
                                                                   ----------         ---------        ---------

Expenses:

General and administration....................................         41,078            45,089           39,174
 Depreciation and amortization................................         31,537            25,716            1,088
Interest, net of capitalized interest.........................        148,680           141,891          163,589
                                                                    ---------         ---------       ----------

   Total expenses.............................................        221,295           212,696          203,851
                                                                    ----------        ---------       ----------

Income before provision for income taxes......................        477,474           287,658          342,009
Provision for income taxes....................................        250,064            84,285           93,475
                                                                    ---------         ---------        ---------

Income before minority interest...............................        227,410           203,373          248,534
Minority interest.............................................         80,137            70,804           31,863
                                                                    ---------         ---------        ---------

Income before extraordinary items and cumulative effect of
   change in accounting principle.............................        147,273           132,569          216,671
Extraordinary items, net of tax...............................              -                 -          (49,441)
Cumulative effect of change in accounting principle, net of tax        (4,604)                -                -
                                                                     --------          --------         --------
Net income available to common stockholders...................       $142,669          $132,569         $167,230
                                                                     ========          ========         ========



The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.




MidAmerican Energy Holdings Company                                                              Schedule I
Parent Company Only (continued)
Condensed Statements of Cash Flows
For the three years ended December 31, 2001
(In thousands)

                                                                       2001            2000               1999
                                                                   -----------      -----------      -----------

Cash flows from operating activities..........................     $ (272,906)      $  (299,862)     $  (261,276)
                                                                   -----------      -----------      -----------

Cash flows from investing activities:
Decrease (increase) in advances to and investments in
   subsidiaries and joint ventures............................        204,118           143,052          (53,215)
Acquisition of MEHC (Predecessor).............................              -        (2,048,266)               -
Other.........................................................         (5,297)           28,458           (4,390)
                                                                  -----------       -----------      -----------

Cash flows from investing activities..........................        198,821        (1,876,756)         (57,605)
                                                                  -----------       -----------      -----------

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock .........              -         1,428,024                -
Proceeds from issuance of trust preferred securities..........              -           454,772                -
Repayments of parent company debt.............................            (32)                -         (853,420)
Net proceeds from revolver....................................         68,500            85,000                -
Purchase of treasury stock....................................              -                 -         (104,847)
Other.........................................................            (82)          (23,893)          (4,208)
                                                                  -----------        ----------      -----------

Cash flows from financing activities..........................         68,386         1,943,903         (962,475)
                                                                  -----------        ----------      ------------

Net increase (decrease) in cash and cash equivalents..........         (5,699)         (232,715)      (1,281,356)

Cash and cash equivalents at beginning of period..............          8,223           240,938        1,522,294
                                                                  -----------        ----------      -----------

Cash and cash equivalents at end of period....................    $     2,524        $    8,223      $   240,938
                                                                  ===========        ==========      ===========

Supplemental disclosures:
Interest paid (net of amount capitalized).....................    $   148,999        $  144,147      $   180,274
                                                                  ===========        ==========      ===========

Income taxes paid.............................................    $   133,139        $   94,405      $   130,875
                                                                  ===========        ==========      ===========

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.


                                                                     SCHEDULE II


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (In Thousands)


   Column A                     Column B        Column C      Column D  Column E
   --------                     --------        --------      --------  --------
                               Balance at      Additions              Balance at
                               Beginning   Charged    Other              End
Description                     of Year   to Income Accounts Deductions of Year
-----------                    ---------- --------- -------- ---------- -------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible
  accounts receivable:

      Year ended 2001.........  $ 32,685  $ 17,061  $     -  $(42,427) $ 7,319
                                ========  ========  =======  ========  =======

      Year ended 2000.........  $ 18,666  $ 40,024  $     -  $(26,005) $32,685
                                ========  ========  =======  ========  =======

      Year ended 1999 ........  $ 11,994  $ 14,483  $     -  $ (7,811) $18,666
                                ========  ========  =======  ========  =======



Reserves Not Deducted From
  Assets (1):


     Year ended 2001.........   $25,063   $  5,046  $     -  $(16,478) $13,631
                                =======   ========  =======  ========  =======

     Year ended 2000.........   $17,696   $10,832   $     -  $ (3,465) $25,063
                                =======   =======   =======  ========  =======

     Year ended 1999 ........   $ 5,660   $15,112   $ 2,148  $ (5,224) $17,696
                                =======   =======   ==-====  ========  =======

(1) Reserves not deducted from assets include estimated liabilities for losses retained by MHC for workers compensation, public liability and property damage claims.

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 30th day of March 2002.


                                             MIDAMERICAN ENERGY HOLDINGS COMPANY


                                             /s/   David L. Sokol*
                                             ---------------------
                                             David L. Sokol
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                              Date
          ---------                                              ----

/s/  David L. Sokol*
-------------------                                             March 30, 2002
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/  Gregory E. Abel*
---------------------                                           March 30, 2002
Gregory E. Abel
President, Chief Operating Officer and Director


/s/  Patrick J. Goodman*
------------------------                                        March 30, 2002
Patrick J. Goodman
Senior Vice President and
Chief Financial Officer


/s/  Edgar D. Aronson*
---------------------                                           March 30, 2002
Edgar D. Aronson
Director


/s/  Stanley J. Bright *
------------------------                                        March 30, 2002
Stanley J. Bright
Director


/s/  Walter Scott, Jr.*
----------------------                                          March 30, 2002
Walter Scott, Jr.
Director


/s/  Marc D. Hamburg *
---------------------                                           March 30, 2002
Marc D. Hamburg
Director


/s/  Warren Buffett*
--------------------                                            March 30, 2002
Warren Buffett
Director


/s/  John Boyer*
----------------                                                March 30, 2002
John Boyer
Director

/s/  W. David Scott*
-------------------                                             March 30, 2002
W. David Scott
Director


/s/  Richard R. Jaros*
-------------------                                             March 30, 2002
Richard R. Jaros
Director



*By:/s/  Douglas L. Anderson
----------------------------                                    March 30, 2002
Douglas L. Anderson
Attorney-in-Fact

EXHIBIT INDEX

3.1 Restated Articles of Incorporation of the Company in effect until March 6, 2002.

3.2      Bylaws of the Company.

3.3 Amended and Restated Articles of Incorporation of the Company effective March 6, 2002.

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

4.9 Indenture, dated as of March 14, 2000, among the Company and the Bank of New York, as Trustee.

4.10 Subscription Agreement executed by Berkshire Hathaway Inc. dated as of March 14, 2000.

4.11 Indenture, dated as of March 12, 2002 among the Company and the Bank of New York, as Trustee.

4.12 Subscription Agreement executed by Berkshire Hathaway Inc. dated as of March 7, 2002.

4.13 Subscription Agreement executed by Berkshire Hathaway Inc. dated as of March 12, 2002.

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

10.58 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996. (incorporated by reference to Exhibit 10.1 to
` MidAmerican Energy's Annual Reports on the combined Form 10-K for the year ended December 31, 1996, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.59 MidAmerican Energy Holdings Company Executive Voluntary Deferred Compensation Plan.

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

21.0     Subsidiaries of Registrant.

24.0     Power of Attorney.

                                                                      Exhibit 21


                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                         SUBSIDIARIES AND JOINT VENTURES

Subsidiaries:

MidAmerican Energy Holdings Company                         Iowa
MidAmerican Funding, LLC                                    Iowa
MHC Inc.                                                    Iowa
MidAmerican Energy Company                                  Iowa
MidAmerican Energy Financing I                              Delaware
MidAmerican Energy Funding Corporation                      Delaware
CBEC Railway Inc.                                           Iowa
MidAmerican Capital Company                                 Delaware
AmGas Inc.                                                  Iowa
Cimmred Leasing Company                                     South
InterCoast Capital Company                                  South Dakota
InterCoast Energy Company                                   Delaware
InterCoast Global Management, Inc                           Delaware
InterCoast Power Company                                    Delaware
InterCoast Power Marketing Company                          Delaware
IWG Co. 8                                                   Delaware
MHC Investment Company                                      South Dakota
MidAmerican Rail Inc                                        Iowa
MWR Capital Inc.                                            South Dakota
TTP, Inc. of South Dakota                                   South Dakota
Edge Technologies, Inc.                                     Iowa
Micro-Generation Technology Fund, LLC                       Delaware
Tenaska III Texas Partners                                  Texas
Utech Venture Capital Corporation                           Delaware
Midwest Capital Group, Inc.                                 Iowa
Dakota Dunes Development Company                            Iowa
Two Rivers Inc.                                             South Dakota
Northgate Park Associates                                   Iowa
MidAmerican Services Company                                Iowa
MEC Construction Services Co.                               Iowa
HomeServices.Com Inc.                                       Delaware
CBS Brokerage Systems Inc.                                  Nebraska
CBSHome Real Estate Company                                 Nebraska
Champion Realty, Inc.                                       Maryland
Chancellor Mortgage Services, Inc.                          Maryland
Chancellor Title Services, Inc.                             Maryland
Edina Corporate Services, Inc.                              Minnesota
Edina Financial Services, Inc.                              Minnesota
Edina Realty Franchise Associates, Inc.                     Minnesota
Edina Realty, Inc.                                          Minnesota
Edina Realty Insurance Agency, Inc.                         Minnesota
Edina Realty of Wisconsin, Inc.                             Wisconsin
Edina Realty Title, Inc.                                    Minnesota
First Realty, Ltd.                                          Iowa
For Rent, Inc.                                              Arizona
HMSV Financial Services, Inc.                               Delaware
HMSV Technologies, Inc.                                     Delaware
HomeServices of California, Inc.                            Delaware
IMO Co., Inc.                                               Missouri
Iowa Realty Co., Inc.                                       Iowa
Iowa Realty Insurance Agency, Inc.                          Iowa
Iowa Title Company                                          Iowa
Iowa Title Linn County LLC                                  Iowa
JC Nichols Residential Inc.                                 Iowa
J. C. Nichols Residential Peculiar, LLC                     Missouri
J. P. & A., Inc.                                            Georgia
Jenny Pruitt & Associates, Inc.                             Georgia
Kansas City Title, Inc.                                     Missouri
Kentucky Residential Referral Service, LLC                  Kentucky
MidAmerican Commercial Real Estate Services, Inc.           Kansas
Midland Escrow Services, Inc.                               Iowa
MRSCT, Inc.                                                 Kentucky
Nebraska Land Title and Abstract Company                    Nebraska
Paul Semonin Company                                        Kentucky
Plaza Financial Services, LLC                               Kansas
Plaza Mortgage Services, LLC                                Kansas
Professional Referral Organization, Inc.                    Maryland
Reece & Nichols Realtors Inc.                               Kansas
The Referral Company                                        Iowa
RHL Referral Company, LLC                                   Arizona
Roy H. Long Realty Co., Inc.                                Arizona
Select Relocation Services, Inc.                            Nebraska
Semonin Mortgage Services, Inc.                             Kentucky
Southwest Relocation, LLC                                   Arizona
Trinity Mortgage Partners, Inc.                             Georgia
Carol Jones Company                                         Missouri
Carol Jones Properties, LTD                                 Missouri
Cendant Home Funding-Nebraska, LLC                          Delaware
Edina Realty Mortgage, LLC                                  Delaware
HomeServices Lending, LLC                                   Delaware
Iowa Title Linn County II, LLC                              Iowa
Jenny Pruitt Insurance Services, LLC                        Georgia
Long Title Agency, LLC                                      Arizona
Meridian Title Services, LLC                                Georgia
MidAmerican Home Services Mortgage, LLC                     Iowa
Real Estate Links, LLC                                      Illinois
Service Mortgage Group, LLC                                 Kentucky
United Settlement Services, LC                              Iowa
CE Electric UK Funding Company                              England and Wales
Avonmouth CHP Limited                                       England and Wales
CalEnergy Gas (Holdings) Limited                            England and Wales
CalEnergy Gas Limited                                       England and Wales
CalEnergy Gas (Australia) Limited                           England and Wales
CalEnergy Gas (UK) Limited                                  England and Wales
CalEnergy Gas (Polska) Sp. z.o.o.                           Poland
CalEnergy Gas (Pipelines) Limited                           England and Wales
CalEnergy Power (Polska) SP.  z.o.o.                        Poland
CE Electric (Ireland) Ltd.                                  Republic of Ireland
CE Electric UK Holdings                                     England and Wales
CE Electric UK Ltd.                                         England and Wales
CE Insurance Services                                       Isle of Man
CE UK Gas Holdings Limited                                  England and Wales
Electra Brands Limited                                      England and Wales
Electralink Limited                                         England and Wales
Electricity Pensions Trustee Limited                        England and Wales
Empire Oil & Gas NL                                         Australia
Integrated Utility Services Limited                         England and Wales
Northern Electric plc                                       England and Wales
Northern Electric Distribution Limited                      England and Wales
Northern Electric Finance plc                               England and Wales
Northern Electric & Gas Limited                             England and Wales
Northern Electric Generation Limited                        England and Wales
Northern Electric Generation (TPL) Limited                  England and Wales
Northern Electric Generation (Peaking) Limited              England and Wales
Northern Electric Genco Limited                             England and Wales
Northern Electric Insurance Services Limited                Isle of Man
Northern Electric (Overseas Holdings) Limited               England and Wales
Northern Electric Properties Limited                        England and Wales
Northern Electric Retail Limited                            England and Wales
Northern Electric Supply Limited                            England and Wales
Northern Infocom Limited                                    England and Wales
Northern Metering Services Limited                          England and Wales
Northern Tracing & Collection Services Limited              England and Wales
Northern Transport Finance Limited                          England and Wales
Ryhope Road Developments Ltd                                England and Wales
Stamfordham Road Developments Ltd.                          England and Wales
Kings Road Developments Limited                             England and Wales
REC Collect                                                 England and Wales
Selectusonline                                              England and Wales
Teesside Power Limited                                      England and Wales
Vehicle Lease and Service Limited                           England and Wales
Viking Power Ltd.                                           England and Wales
Yorkshire Cayman Holding Limited                            Cayman Islands
Yorkshire Electricity Distribution plc                      England and Wales
Yorkshire Electricity Distribution Services Limited         England and Wales
Yorkshire Electricity Group plc                             England and Wales
Yorkshire Holdings plc                                      England and Wales
Yorkshire Power Finance Limited                             Cayman Islands
Yorkshire Power Finance 2 Limited                           Cayman Islands
Yorkshire Power Group Limited                               England and Wales
YPG Holdings LLC                                            Delaware
CE Generation, LLC                                          Nebraska
CalEnergy Operating Corporation                             Delaware
California Energy Development Corporation                   Delaware
California Energy Yuma Corporation                          Utah
CE Salton Sea Inc.                                          Delaware
CE Texas Energy LLC                                         Delaware
CE Texas Gas LP                                             Delaware
CE Texas Fuel, LLC                                          Delaware
CE Texas Pipeline, LLC                                      Delaware
CE Texas Power, LLC                                         Delaware
CE Texas Resources, LLC                                     Delaware
CE Turbo LLC                                                Delaware
Conejo Energy Company                                       California
Del Ranch, L. P.                                            California
Desert Valley Company                                       California
Elmore, L.P.                                                California
Falcon Power Operating Company                              Texas
Falcon Seaboard Oil Company                                 Texas
Falcon Seaboard Pipeline Corporation                        Texas
Falcon Seaboard Power Corporation                           Texas
Fish Lake Power LLC                                         Delaware
FSRI Holdings, Inc                                          Texas
Imperial Magma LLC                                          Delaware
Leathers, L.P.                                              California
Magma Land Company I                                        Nevada
Magma Power Company                                         Nevada
Niguel Energy Company                                       California
Power Resources, Ltd.                                       Texas
Salton Sea Brine Processing L. P.                           California
Salton Sea Funding Corporation                              Delaware
Salton Sea Power Company                                    Nevada
Salton Sea Power Generation L. P.                           California
Salton Sea Power L.L.C.                                     Delaware
Salton Sea Royalty LLC                                      Delaware
San Felipe Energy Company                                   California
Saranac Energy Company, Inc.                                Delaware
SECI Holdings, Inc.                                         Delaware
VPC Geothermal LLC                                          Delaware
Vulcan Power Company                                        Nevada.
Vulcan/BN Geothermal Power Company                          Nevada.
Yuma Cogeneration Associates                                Arizona
North Country Gas Pipeline Corporation                      New York
Saranac Power Partners, L. P.                               Delaware
American Pacific Finance Company                            Delaware
Aurora 2000, LLC                                            Delaware
CalEnergy Capital Trust II                                  Delaware
CalEnergy Capital Trust III                                 Delaware
CalEnergy Company Inc.                                      Delaware
CalEnergy Generation Operating Company                      Delaware
CalEnergy Holdings, Inc.                                    Delaware
CalEnergy International Ltd.                                Bermuda
CalEnergy International Services, Inc.                      Delaware
CalEnergy Investments C.V.                                  Netherlands
CalEnergy Minerals, LLC                                     Delaware
CalEnergy Minerals Development LLC                          Delaware
CalEnergy Pacific Holdings Corp.                            Delaware
CalEnergy U.K. Inc.                                         Delaware
CE Aurora I, Inc.                                           Delaware
CE Casecnan Ltd.                                            Bermuda
CE Cebu Geothermal Power Company, Inc.                      Philippines
CE (Bermuda) Financing Ltd.                                 Bermuda
CE Electric, Inc.                                           Delaware
CE Electric (NY), Inc.                                      Delaware
CE Exploration Company                                      Delaware
CE Geothermal, Inc.                                         Delaware
CE Geothermal LLC                                           Delaware
CE Indonesia Geothermal, Inc.                               Delaware
CE Insurance Services Limited                               Isle of Man
CE International, Inc.                                      Delaware
CE International (Bermuda) Ltd                              Bermuda
CE International Investments, Inc.                          Delaware
CE Mahanagdong Ltd.                                         Bermuda
CE Mahanagdong II, Inc.                                     Philippines
CE Obsidian Energy LLC                                      Delaware
CE Philippines Ltd.                                         Bermuda
CE Philippines II, Inc.                                     Philippines
CE Power, Inc.                                              Delaware
CE Power LLC                                                Delaware
CE Resources LLC                                            Delaware
Cordova Energy Company, LLC                                 Delaware
Cordova Funding Corporation                                 Delaware
Fox Energy Company LLC                                      Delaware
Intermountain Geothermal Company                            Delaware
Tongonan Power Investment, Inc.                             Philippines
Magma Netherlands B.V.                                      Netherlands
MidAmerican Capital Trust I                                 Delaware
Northern Aurora, Inc.                                       Delaware
Quad Cities Energy Company                                  Iowa
Salton Sea Minerals Corp.                                   Delaware
Visayas Geothermal Power Company                            Philippines
CE Casecnan Water and Energy Company, Inc.                  Philippines
CE Luzon Geothermal Power Company, Inc.                     Philippines



American Pacific Finance Company II                         California
Arizona Home Services LLC                                   Arizona
Big Springs Pipeline Company                                Texas
Bioclean Fuels, Inc.                                        Delaware
CalEnergy BCF, Inc.                                         Delaware
CalEnergy Capital Trust I                                   Delaware
CalEnergy Capital Trust IV                                  Delaware
CalEnergy Capital Trust V                                   Delaware
CalEnergy Capital Trust VI                                  Delaware
CalEnergy Europe Ltd.                                       England and Wales
CalEnergy Imperial Valley Company, Inc.                     Delaware
CalEnergy Power Ltd.                                        England and Wales
CalEnergy Power Ventures Ltd.                               England and Wales
California Energy Management Company                        Delaware
California Energy Retail Company, Inc.                      Delaware
CBE Engineering Co.                                         California
CEABC Co.                                                   Delaware
CEXYZ Co.                                                   Delaware
CE Administrative Services, Inc.                            Delaware
CE Alberta Bioclean, Inc.                                   Delaware
CE Argo Energy, Inc.                                        Delaware
CE Argo Power LLC                                           Delaware
CE Asia Ltd.                                                Bermuda
CE Bali, Ltd.                                               Bermuda
CE CIS-FSU, Inc.                                            Delaware
CE Indonesia Ltd.                                           Bermuda
CE Latin America Ltd                                        Bermuda
CE Overseas Ltd.                                            Bermuda
CE Singapore Ltd.                                           Bermuda
CE/TA LLC                                                   Delaware
DCCO Inc.                                                   Minnesota
Direct Energy Ltd.                                          England and Wales
Electric & Gas UK Ltd.                                      England and Wales
Electricity & Gas UK Ltd.                                   England and Wales
Electricity North East Ltd.                                 England and Wales
Electricity North Ltd.                                      England and Wales
Gas & Electricity UK Ltd.                                   England and Wales
Gas UK Ltd.                                                 England and Wales
Gilbert/CBE Indonesia L.L.C.                                Nebraska
Gilbert/CBE L. P.                                           Nebraska
Integrated Utility Services (UK) Ltd.                       England and Wales
IPP Co.                                                     Delaware
IPP Co. LLC                                                 Delaware
InterCoast Sierra Power Company                             Delaware
LW Technical (Northern) Ltd.                                England and Wales
Magma Generating Company I                                  Nevada
Magma Generating Company II                                 Nevada
MidAmerican Energy Financing II                             Delaware
Midwest Gas Company                                         Iowa
NEEB Ltd.                                                   England and Wales
Neptune Power Ltd.                                          England and Wales
NorCon Holdings, Inc.                                       Delaware
NorCon Power Partners L.P.                                  Delaware
Norming Investments B.V.                                    Netherlands
North Eastern Electricity Ltd.                              England and Wales
Northern Aurora Limited                                     England and Wales
Northern Billing and Customer Information Services Ltd.     England and Wales
Northern Cablevision Ltd.                                   England and Wales
Northern Cogen Ltd.                                         England and Wales
Northern Consolidated Power, Inc.                           Delaware
Northern Electric Building Services Ltd.                    England and Wales
Northern Electric Computer Services Ltd.                    England and Wales
Northern Electric Consultants Ltd.                          England and Wales
Northern Electric Contracting Ltd.                          England and Wales
Northern Electric & Gas Distribution Ltd.                   England and Wales
Northern Electric Generation (NPL) Limited                  England and Wales
Northern Electric Generation (CPS) Limited                  England and Wales
Northern Electric Investments Ltd.                          England and Wales
Northern Electric Power Ltd.                                England and Wales
Northern Electric Share Scheme Trustee Ltd.                 England and Wales
Northern Electrics Ltd.                                     England and Wales
Northern Electric Telecom Limited                           England and Wales
Northern Electric (TPL) Holdings Ltd.                       England and Wales
Northern Electric Training Limited                          England and Wales
Northern Electric Transport Limited                         England and Wales
Northern Energy Distribution Ltd.                           England and Wales
Northern Gas & Electricity Ltd.                             England and Wales
Northern Gas & Electric Ltd.                                England and Wales
Northern Gas Marketing Ltd.                                 England and Wales
Northern Power Distribution Ltd.                            England and Wales
Northern Utilities Ltd.                                     England and Wales
Northern Utility Services Ltd.                              England and Wales
NUSL International Ltd.                                     England and Wales
Ormoc Cebu Ltd.                                             Bermuda
Real Estate Referral Network, Inc.                          Nebraska
Seal Sands Network Ltd.                                     England and Wales
Slupo I B.V.                                                Netherlands
UK Electric & Gas Ltd.                                      England and Wales
UK Electricity & Gas Ltd.                                   England and Wales
UK Gas & Electricity Ltd.                                   England and Wales
Yorkshire Electricity Distribution Holdings Ltd             England and Wales