Form 10-Q
period 2002-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2002-05-15
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from ____________ to___________.



                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

             (Exact name of registrant as specified in its charter)

                 Iowa                                         94-2213782
    ---------------------------------                     --------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

     666 Grand Avenue, Des Moines, IA                            50309
    ----------------------------------                    ---------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
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

                     Yes    X                              No
                         -------                              --------


All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of May 10, 2002, 9,281,087 shares of common stock were outstanding.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I: Financial Information
                                                                       Page No.
ITEM 1.       Financial Statements

              Independent Accountants' Report..........................   3

              Consolidated Balance Sheets..............................   4

              Consolidated Statements of Operations....................   5

              Consolidated Statements of Cash Flows....................   6

              Notes to Consolidated Financial Statements...............   7

ITEM 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations............  16

Part II:  Other Information

ITEM 1.       Legal Proceedings........................................  27
ITEM 2.       Changes in Securities and Use of Proceeds................  27
ITEM 3.       Defaults on Senior Securities............................  27
ITEM 4.       Submission of Matters to a Vote of Security Holders......  27
ITEM 5.       Other Information........................................  27
ITEM 6.       Exhibits and Reports on Form 8-K.........................  27

Signatures    .........................................................  28

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the Company) as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 27, 2002 as to Notes 20.A. and 21), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 26, 2002

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             As of
                                               -------------------------------
                                                March 31,         December 31,
                                                  2002                2001
                                               -----------        ------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  $   705,479        $   386,745
   Restricted cash and short-term
      investments                                  53,577             30,565
   Accounts receivable                            463,712            310,030
   Inventories                                     77,671            103,078
   Other current assets                           129,526            131,968
                                              -----------        -----------
       Total current assets                     1,429,965            962,386
                                              -----------        -----------

Property, plant, contracts and
      equipment, net                            7,311,175          6,555,971
Excess of cost over fair value
      of net assets acquired, net               3,768,868          3,639,088
Regulatory assets                                 345,782            221,120
Long-term restricted cash and
      investments                                  18,784             24,207
Other investments                                 455,846            174,185
Equity investments                                263,888            259,619
Deferred charges and other assets                 793,115            778,757
                                              -----------        -----------
Total Assets                                  $14,387,423        $12,615,333
                                              ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
   Accounts payable                           $   316,001        $   266,027
   Accrued interest                               133,282            130,569
   Accrued taxes                                   79,020             88,973
   Other accrued liabilities                      450,003            308,924
   Short-term debt                                330,292            256,012
   Current portion of long-term debt              438,797            317,180
                                              -----------        -----------
       Total current liabilities                1,747,395          1,367,685
                                              -----------        -----------

Other long-term accrued liabilities               535,593            526,176
Parent company debt                             1,835,701          1,834,498
Subsidiary and project debt                     5,491,882          4,754,811
Deferred income taxes                           1,282,588          1,284,268
                                              -----------        -----------
Total Liabilities                              10,893,159          9,767,438
Deferred income                                    84,425             85,917
Minority interest                                  42,349             44,477
Preferred securities of subsidiaries              120,888            121,183
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts    1,111,685            788,151
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts            -            100,000

Shareholders' Equity:
Zero coupon convertible preferred stock -
    authorized 50,000 shares, no par value,
    41,263 and 34,563 shares issued and
    outstanding at March 31, 2002 and
    December 31, 2001, respectively                     -                  -
Common stock - authorized 60,000 shares,
    no par value, 9,281 shares issued
    and outstanding                                     -                  -
Additional paid-in capital                      1,955,888          1,553,073
Retained earnings                                 268,715            223,926
Accumulated other comprehensive income            (89,686)           (68,832)
                                              -----------        ------------
Total Shareholders' Equity                      2,134,917          1,708,167
                                              -----------        -----------
Total Liabilities and Shareholders' Equity    $14,387,423        $12,615,333
                                              ===========        ===========



The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                         ----           ----
Revenues:
   Operating revenue..........................       $ 1,079,894    $ 1,698,864
   Income on equity investments...............            14,120          7,107
   Interest and other income..................            13,705         10,578
                                                     -----------    -----------
   Total revenues.............................         1,107,719      1,716,549
                                                     -----------    -----------

Costs and expenses:
   Cost of sales..............................           447,425      1,109,568
   Operating expense..........................           279,667        266,503
   Depreciation and amortization..............           126,244        140,316
   Interest expense...........................           141,300        121,678
   Less interest capitalized..................            (6,647)       (28,487)
                                                     -----------    -----------
Total costs and expenses......................           987,989      1,609,578
                                                     -----------    -----------

Income before provision for income taxes...              119,730        106,971

Provision for income taxes....................            29,130         34,345
                                                     -----------    -----------

Income before minority interest...............            90,600         72,626

Minority interest.............................            25,851         24,711
                                                     -----------    -----------

Income before cumulative effect of change in
accounting principle..........................            64,749         47,915

Cumulative effect of change in accounting
principle, net of tax.........................                 -         (4,604)
                                                      -----------    ----------

Net income available to common
   shareholders...............................        $    64,749    $   43,311
                                                      ===========    ==========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                       2002                        2001
                                                                                 -----------------            --------------
Cash flows from operating activities:
Net income...........................................................            $     64,749                 $     43,311
Adjustments to reconcile to net cash flows from
   operating activities:
Cumulative effect of change in accounting principle, net of tax......                       -                        4,604
Depreciation and amortization........................................                 126,244                      115,362
Amortization of excess of cost over fair value of
   net assets acquired...............................................                       -                       24,954
Amortization of deferred financing costs and other costs.............                   7,349                        6,035
Provision for deferred income taxes..................................                   4,797                        6,221
Undistributed earnings on equity investments.........................                 (11,745)                      (7,107)
Changes in other items:
   Accounts receivable and other current assets......................                 (83,136)                     111,668
   Accounts payable, accrued liabilities, deferred income
   and other.........................................................                  74,364                     (122,450)
                                                                                 ------------                  -----------
Net cash flows from operating activities.............................                 182,622                      182,598
                                                                                 ------------                  -----------

Cash flows from investing activities:
Acquisition of Kern River, net of cash acquired......................                (422,636)                           -
Purchase of convertible preferred securities.........................                (275,000)                           -
Capital expenditures relating to operating projects..................                 (95,673)                     (70,395)
Construction and other development costs.............................                 (22,372)                     (17,720)
Philippine construction in progress..................................                       -                      (17,491)
Acquisition of realty companies, net of cash acquired................                 (71,060)                           -
Change in restricted investments.....................................                   5,423                        1,373
Change in other assets...............................................                  (5,372)                      (7,726)
                                                                                 ------------                  -----------
Net cash flows from investing activities.............................                (886,690)                    (111,959)
                                                                                 -------------                 -----------

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock................                 402,000                            -
Proceeds from issuance of trust preferred securities.................                 323,000                            -
Net repayment of short-term subsidiary debt..........................                 (46,195)                      (5,067)
Net proceeds from parent company debt................................                 120,500                       65,000
Repayment of subsidiary and project debt.............................                 (11,092)                    (228,210)
Proceeds from subsidiary and project debt............................                 395,428                      200,000
Redemption of preferred securities of subsidiaries...................                (100,320)                        (301)
Change in restricted investments-debt service........................                 (23,012)                      22,592
Other................................................................                 (31,113)                      (1,869)
                                                                                 ------------                  -----------
Net cash flows from financing activities.............................               1,029,196                       52,145
                                                                                 ------------                  -----------

Effect of exchange rate changes on cash..............................                  (6,394)                        (966)
                                                                                 ------------                  -----------

Net increase in cash and cash equivalents............................                 318,734                      121,818
Cash and cash equivalents at beginning of period.....................                 386,745                       38,152
                                                                                 ------------                  -----------
Cash and cash equivalents at end of period...........................            $    705,479                  $   159,970
                                                                                 ============                  ===========

Interest paid, net of amount capitalized.............................            $    146,222                  $    93,387
                                                                                 ============                  ===========
Income taxes paid....................................................            $     20,167                  $    15,802
                                                                                 ============                  ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and the related consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence, are accounted for under the equity method. Investments where the Company's ability to influence is limited are accounted for under the cost method of accounting.

Certain amounts in the 2001 financial statements and supporting note disclosures have been reclassified to conform to the 2002 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   Kern River Acquisition

On March 27, 2002, the Company closed on a definitive agreement with The Williams Companies, Inc. ("Williams") to acquire Williams' Kern River Gas Transmission Company ("Kern River"), an interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah. The purchase price was $955 million, including $505 million of assumed debt.

The Kern River pipeline is an important route for the transmission of natural gas from the vast reserves in the Rocky Mountain states to the rapidly growing markets in Utah, Nevada and California. Constructed in 1992, the Kern River pipeline extends 926 miles from Opal, Wyoming, to the San Joaquin Valley near Bakersfield, California, and has a design capacity of 845 million cubic feet per day.

In August 2001, Williams filed an application with the Federal Energy Regulatory Commission to more than double the capacity on the Kern River system by adding approximately 900 million cubic feet per day of additional capacity from Wyoming to California and markets in between. Upon completion of the expansion project in May 2003, Kern River expects to be capable of transporting 1.7 billion cubic feet of natural gas per day. When converted to electricity, that is enough energy to power approximately 10 million homes. The expansion project has expected capital expenditures of approximately $1.2 billion.

In connection with the acquisition of Kern River, the Company issued $323 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due March 12, 2012 and $127 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

The allocation of the Kern River purchase price has not been finalized. The initial determination of goodwill related to this acquisition was approximately $57 million. The recognition of goodwill resulted from various attributes of Kern River's operations and business in general. These attributes include, but are not limited to:

  o High credit quality shippers contracting with Kern River;
  o Kern River's strong competitive position;
  o Exceptional operating track record and state-of-the-art technology;
  o Strong demand for gas in the Western markets;
  o An ample supply of low-cost gas; and
  o Opportunities for expansion.

The results of operations for Kern River are included in the Company's results beginning March 27, 2002.

Unaudited pro forma combined revenue, income before cumulative effect of change in accounting principle and net income of the Company for the three months ended March 31, 2002 and 2001 as if the Kern River acquisition and the Yorkshire Swap, as described in Note 3 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001, had occurred at the beginning of each year after giving effect to pro forma adjustments related to the acquisition and the swap were $1,147.5 million, $68.9 million and $68.9 million, respectively, compared to $1,386.6 million, $38.5 million and $33.9 million, respectively.

3.   Property, Plant, Contracts and Equipment, Net

Property, plant, contracts and equipment, net comprise the following (in thousands):

                                                  March 31,         December 31,
                                                    2002                2001
                                                 ----------         ------------
Operating assets:
Utility generation and distribution
   system....................................    $8,385,353         $7,574,339
Independent power plants ....................     1,420,188          1,420,702
Utility non-operational assets...............       344,082            354,366
Power sales agreements.......................        46,271             48,185
Realty company assets........................        63,299             51,150
Other assets.................................        55,459             53,876
                                                 ----------        -----------
Total operating assets.......................    10,314,652          9,502,618
Less accumulated depreciation and
   amortization..............................    (3,735,630)        (3,650,875)
                                                 ----------         ----------
Net operating assets.........................     6,579,022          5,851,743
Mineral and gas reserves and
   exploration assets, net...................       381,936            387,697
Construction in progress:
     Zinc recovery project...................       170,555            163,366
     Utility generation and
        distribution system..................       175,146            149,225
     Other...................................         4,516              3,940
                                                 ----------         ----------

         Total                                   $7,311,175         $6,555,971
                                                 ==========         ==========

4.   Other Investments

On March 27, 2002 the Company invested $275 million in Williams in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. Dividends are scheduled to be received quarterly, commencing July 1, 2002. In connection with this investment, the Company issued $275 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway.

5.    Accounting Policy Change

Effective January 1, 2001, the Company changed its accounting policy regarding major maintenance and repairs for nonregulated gas projects, nonregulated plant overhaul costs and geothermal well rework costs to the direct expense method from the former policy of monthly accruals based on long-term scheduled maintenance plans for the gas projects and deferral and amortization of plant overhaul costs and geothermal well rework costs over the estimated useful lives. The cumulative effect of the change in accounting principle for 2001 was $4.6 million, net of taxes of $.7 million.

6.   Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Company's related amortization consists of goodwill amortization and the related income tax effect. Following is a reconciliation of net income as originally reported for the quarters ended March 31, 2002 and 2001, to adjusted net income (in thousands):

                                                             2002         2001
                                                             ----         ----
       Net income as originally reported............       $64,749      $43,311
       Goodwill amortization........................             -       24,954
       Income tax benefit...........................             -         (475)
                                                           -------      -------
       Net income as adjusted.......................       $64,749      $67,790
                                                           =======      =======

The Company is continuing to evaluate the other provisions of the standard including the determination of reporting units, the allocation of corporate assets and other liabilities, including goodwill, and the impairment testing of goodwill.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible, long-lived assets, and the associated asset retirement costs. This pronouncement is effective for years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have any impact on the Company's financial statements.

7.   Comprehensive Income  (Loss)

Comprehensive income (loss) for the three months ended March 31, 2002 and 2001, was $43.9 million and $(21.8) million, respectively. The comprehensive loss for the three months ended March 31, 2001 includes a transition loss of $3.3 million related to the initial adoption of SFAS 133. Comprehensive income differs from net income due primarily to foreign currency translation adjustments, unrealized gains and losses from marketable securities, and fair value adjustments of cash flow hedges.

8. Commitments and Contingencies

A.  Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million due under the power purchase agreement with CE Generation affiliates for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the CE Generation affiliates had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001, Edison made an initial $11.6 million payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the CE Generation affiliates released the remaining allowance for doubtful accounts.

B.  Casecnan Construction Arbitration

On May 7, 1997, the Company entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").


On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lender's independent engineer under the Casecnan Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In a March 20, 2001 Supplement to Request for Arbitration, the Contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional approximately $62 million in damages for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a rescission of the Replacement Contract and filed a claim for unspecified quantum meruit damages. CE Casecnan believes such allegations and claims are without merit and is vigorously defending the Contractor's claims. The arbitration is being conducted applying New York law and pursuant to the rules of the International Chamber of Commerce.

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

As of March 31, 2002 the Company has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. Although the outcome of the arbitration is difficult to assess, CE Casecnan believes it will prevail and receive additional liquidated damages in the arbitration.

C.  Casecnan Shareholder Issue

Pursuant to the share ownership adjustment mechanism in the Casecnan Shareholder Agreement, which is based upon pro forma financial projections of the Casecnan Project at commencement of commercial operations, the Company, through its indirect wholly owned subsidiary CE Casecnan Ltd., has advised the minority shareholders that MidAmerican's ownership interest in the Company will increase to 100%. An initial shareholder has indicated its disagreement with the ownership adjustment and its right to up to a 15% ownership interest and has requested certain information with respect to the project's economics that form the basis for such adjustment.

D.  Cooper Litigation

On July 23, 1997, NPPD filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD sought a declaratory judgment in the following respects:

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

In response, MidAmerican Energy filed its answer and counterclaims. In its answer, MidAmerican Energy denied material allegations in the complaint. In its counterclaims, MidAmerican Energy sought declaratory judgments opposite to those that NPPD sought; and in addition, MidAmerican Energy sought declaratory judgments on earlier contingent versions of MidAmerican Energy's now operative counterclaims listed below at (1), (2), (4), (5), (6), (7), (8), (10) and (11).

On October 6, 1999, the court rendered summary judgment for the NPPD on the above-mentioned issue concerning liability for decommissioning (issue (1) in the first paragraph, above) and the related contingent counterclaims filed by MidAmerican Energy (earlier versions of counterclaims identified as (1), (2), (5), and (6), below). The court referred all remaining issues in the case to mediation, and cancelled the November 1999 trial date.

MidAmerican Energy appealed the court's summary judgment ruling. On December 12, 2000, the United States Court of Appeals for the Eighth Circuit reversed the ruling of the district court and granted summary judgment in favor of MidAmerican Energy on the earlier versions of MidAmerican Energy's counterclaims identified as (1) and (2) listed below; it remanded for trial MidAmerican Energy's counterclaims identified as (5) and (6), below; it also remanded for trial the NPPD's issues identified as (2) and (3) in the first paragraph, above, and on MidAmerican Energy's other undisposed of counterclaims.

After the remand to the District Court from the Eighth Circuit Court of Appeals, NPPD was granted permission, over MidAmerican Energy's objections, to file a second amended complaint. The second amended complaint asserted in the first four "causes of action" that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on alleged obligations other than those imposed on MidAmerican Energy by the power purchase agreement as originally written. NPPD's post-remand contentions in those four "causes of action" were in summary: (i) the parties, without written formal amendment, either modified the power purchase agreement or made a separate agreement that imposes unconditional liability on MidAmerican Energy for decommissioning costs;
(ii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on quantum meruit and unjust enrichment; (iii) MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs based on promissory estoppel; or (iv) NPPD is entitled to have the power purchase agreement reformed to provide that MidAmerican Energy has unconditional liability for a 50% share of decommissioning costs. Also, the second amended complaint asserted three additional "causes of action" and sought declaratory judgment(s) that (v) NPPD properly invests revenues from the sale of Cooper's power and energy under the power purchase agreement and amounts it has collected for decommissioning costs of Cooper; (vi) absent an unconditional obligation of MidAmerican Energy to pay decommissioning costs, MidAmerican Energy is barred from receiving a refund of prepaid estimated decommissioning costs; and (vii) absent an unconditional obligation of MidAmerican Energy to pay estimated decommissioning costs, a declaration defining decommissioning costs is necessary. In response to NPPD's second amended complaint, MidAmerican Energy filed its first amended answer and third amended counterclaims containing denials, several affirmative defenses, and the eleven counterclaims summarized below:

                (1) that MidAmerican Energy has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless conditions to reimburse-ment occur;

                (2) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommissioning the plant;

                (3) that NPPD violated MidAmerican Energy's directions for application of payments;

                (4) that transition costs are not included in any decommis-sioning costs and are not any kind of costs that MidAmerican Energy is obligated to pay;

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

                (7) that certain funds, accounts, and reserves are exces-sive and are required to be paid to MidAmerican Energy or credited to MidAmerican Energy's pre-2004 monthly power costs;

                (8) that MidAmerican Energy has no duty to pay for nuclear fuel, operations and maintenance projects or capital improvements that have useful lives after the term of the power purchase agreement;

                (9) that NPPD has mismanaged the plant in numerous described transactions resulting in damage to MidAmerican Energy;

               (10) that NPPD has breached its contractual and other duties to MidAmerican Energy by not joining certain litigation and by failing to credit or agree to credit MidAmerican Energy with any recovery for low-level radioactive waste; and

               (11) that NPPD has breached its duty to MidAmerican Energy in making investments of decommissioning funds;

In the course of discovery, NPPD has contended that MidAmerican Energy has some responsibility for some costs of storage of spent fuel resulting form the operation of the plant during the term of the power purchase agreement. MidAmerican Energy disputes this.

Subsequent to NPPD's filing of its second amended complaint, MidAmerican Energy filed a mandamus petition with the Eighth Circuit Court of Appeals seeking an order of that court directing the District Court not to permit NPPD to pursue, at trial, the first four "causes of action" in the second amended complaint. The grounds of MidAmerican Energy's petition were that such four "causes of action" were foreclosed by the December 12, 2000, Eighth Circuit Court of Appeals decision. On April 3, 2002, the Eighth Circuit Court of Appeals granted the relief requested by MidAmerican Energy. Accordingly, NPPD will not be permitted to pursue the first four "causes of action" in the second amended complaint. However, NPPD has filed a petition, with the Eighth Circuit Court of Appeals, for rehearing. MidAmerican Energy believes that its counterclaims (1) and (2) have now been resolved by the Eighth Circuit Court of Appeals. A trial is scheduled to being on September 9, 2002, to determine: NPPD's three "causes of action" identified generally above as (v), (vi) and (vii) and MidAmerican Energy's four counterclaims referenced above in (3), (4), (5) and (6). Current plans are for MidAmerican Energy's five counterclaims referenced above in (7),
(8), (9), (10) and (11) to be tried at a later time. However, the Court is currently re-examining such plans.

E.  Kvaerner Arbitration

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals, LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals, LLC drew $29.6 million under the EPC Contract Letter of Credit on July 20, 2001. The liquidated damages have been accounted for as a reduction of the capitalized costs of the project. CalEnergy Minerals, LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On July 11, 2001, Kvaerner filed an Amended Demand For Arbitration against CalEnergy Minerals LLC characterizing the nature of the dispute as concerns regarding change orders and performance penalties. Kvaerner did not state the amount of its claim.

On August 7, 2001, CalEnergy Minerals LLC filed an Answering Statement and Counterclaim against Kvaerner. CalEnergy Minerals LLC denied all material allegations in Kvaerner's Amended Demand for Arbitration, and asserted a counterclaim against Kvaerner for breach of contract and specific performance. CalEnergy Minerals LLC alleged that its total estimated damage for Kvaerner's breach of contract are in excess of approximately $60 million; however, CalEnergy Minerals LLC has offset approximately $42.5 million of these damages by exercising its rights under the EPC Contract to claim the retainage and by drawing on the letter of credit. Therefore, CalEnergy Minerals LLC asked for a judgment in excess of approximately $20 million. The arbitration is scheduled for June 2002.

F.      Malitbog Arbitration

VGPC and PNOC-EDC have been negotiating with respect to certain disputes concerning the Malitbog ECA but have been unable to reach a mutually acceptable resolution. Accordingly, on October 16, 2000, VGPC commenced arbitration against PNOC-EDC by serving it with a Notice of Arbitration and Statement of Claim (the "Notice of Arbitration"). In the Notice of Arbitration, VGPC claimed that PNOC-EDC breached the Malitbog ECA by improperly characterizing certain No Fault Outages as Forced Outage Hours and then deducting them from the total number of hours each month. On December 22, 2000, VGPC filed an Amended Statement of Claim pursuant to which VGPC added a claim that PNOC-EDC breached the Malitbog ECA by refusing to accept VGPC's specified Nominated Capacity for contract years July 25, 1999 to July 25, 2000, and July 25, 2000 to July 25, 2001. A Second Amended Statement of Claim was filed on March 9, 2001 to add the Scheduled Maintenance issue. VGPC intends to vigorously pursue its claims in this proceeding. Hearings are scheduled for June 24, 2002 to July 5, 2002 in Sydney, Australia.

9.  Subsequent Event

On April 11, 2002, CalEnergy Gas, an indirect wholly owned subsidiary of the Company, announced the sale of several of its U.K. natural gas assets to Gaz de France. As part of the sale, Gaz de France would acquire four natural gas-producing fields located in the southern basin of the U.K. North Sea. Those fields include Anglia, Johnston, Schooner and Windermere. The transaction also includes the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CalEnergy Gas.

The transaction requires regulatory review and approval and is expected to close in the second quarter.

10.  Segment Information

The Company has identified six reportable business segments principally based on management structure: MidAmerican Energy (domestic utility operations), CE Electric UK Funding (foreign utility operations), Kern River (domestic natural gas pipeline operations), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), and HomeServices (real estate operations). Information related to the Company's reportable operating segments is shown below (in thousands).

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
Revenue:                                                 ----           ----
MidAmerican Energy.............................     $  623,165      $1,000,736
CE Electric UK Funding.........................        218,918         556,817
Kern River.....................................          2,230               -
CalEnergy Generation - Domestic................         12,468           8,175
CalEnergy Generation - Foreign.................         76,870          52,712
HomeServices...................................        176,464         100,041
                                                    ----------      ----------
Segment revenue................................      1,110,115       1,718,481
Corporate......................................         (2,396)         (1,932)
                                                    ----------      ----------
                                                    $1,107,719      $1,716,549
                                                    ==========      ==========
Income (loss) on equity investments:
MidAmerican Energy ............................     $    5,296       $    (159)
CalEnergy Generation - Domestic................          7,171           7,266
HomeServices...................................          1,653               -
                                                    ----------       ---------
                                                    $   14,120       $   7,107
                                                    ==========       =========
Depreciation and amortization:
MidAmerican Energy.............................     $   69,947       $  83,913
CE Electric UK Funding.........................         30,065          31,576
Kern River.....................................            531               -
CalEnergy Generation - Domestic................          2,210             557
CalEnergy Generation - Foreign.................         22,396          16,578
HomeServices...................................          6,998           3,079
                                                    ----------       ---------
Segment depreciation and amortization..........        132,147         135,703
Corporate......................................         (5,903)          4,613
                                                    ----------       ---------
                                                    $  126,244       $ 140,316
                                                    ==========       =========

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
Revenue:                                                 ----           ----
Interest expense, net:
MidAmerican Energy.............................      $  28,786       $  28,002
CE Electric UK Funding.........................         43,782          22,336
Kern River.....................................            514               -
CalEnergy Generation - Domestic................          5,018             163
CalEnergy Generation - Foreign.................         17,647           9,554
HomeServices...................................          1,234           1,053
                                                     ---------       ---------
Segment interest expense, net..................         96,981          61,108
Corporate......................................         37,672          32,083
                                                     ---------       ---------
                                                     $ 134,653       $  93,191
                                                     =========       =========
Income (loss) before provision for income taxes
MidAmerican Energy.............................      $  70,289       $  77,178
CE Electric UK Funding.........................         60,967          67,444
Kern River.....................................            971               -
CalEnergy Generation - Domestic................         (2,289)          4,374
CalEnergy Generation - Foreign.................         30,693          22,859
HomeServices...................................           (129)         (3,269)
                                                     ---------       ---------
Segment income before provision for income taxes       160,502         168,586
Corporate......................................        (40,772)        (61,615)
                                                     ---------       ---------
                                                     $ 119,730       $ 106,971
                                                     =========       =========
Provision (benefit) for income taxes:
MidAmerican Energy.............................      $  29,439       $  34,571
CE Electric UK Funding.........................         18,632          20,605
Kern River.....................................            369               -
CalEnergy Generation - Domestic................         (3,764)         (1,099)
CalEnergy Generation - Foreign.................          5,953           4,833
HomeServices...................................           (207)         (1,470)
                                                     ---------       ---------
Segment provision for income taxes.............         50,422          57,440
Corporate......................................        (21,292)        (23,095)
                                                     ---------       ---------
                                                     $  29,130       $  34,345
                                                     =========       =========

                                                     March 31,      December 31,
                                                       2002             2001
                                                    ----------      ------------
Identifiable assets:
MidAmerican Energy.............................    $ 5,291,810     $ 5,023,584
CE Electric UK Funding.........................      4,031,820       3,973,457
Kern River.....................................      1,019,846               -
CalEnergy Generation - Domestic................        729,575         720,293
CalEnergy Generation -     Foreign.............        990,857         950,035
HomeServices...................................        328,224         226,588
                                                   -----------     -----------
Segment identifiable assets....................     12,392,132      10,893,957
Corporate......................................      1,995,291       1,721,376
                                                   -----------     -----------
                                                   $14,387,423     $12,615,333
                                                   ===========     ===========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, unallocated goodwill and related goodwill amortization in 2001, intersegment eliminations and fair value adjustments relating to acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of MEHC

MidAmerican Energy Holdings Company (the "Company" or "MEHC"), is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on six separate platforms: MidAmerican Energy, CE Electric UK Funding, Kern River Gas Transmission, CalEnergy Generation-Domestic, CalEnergy Generation - Foreign and HomeServices. These platforms, with the exception of Kern River Gas Transmission Company, are discussed in detail in the Company's latest Annual Report on Form 10-K.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, the financial condition of and relationships with customers and suppliers, the availability and price of fuel and other inputs, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, environmental policies, industry deregulation and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated March 26, 1999, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

Critical Accounting Policies

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in the Company's latest Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for revenue, contingent liabilities and impairment of long-lived assets. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. The Company believes the useful lives assigned to the depreciable assets, which range from 3 to 50 years, are reasonable. The Company evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of undiscounted future cash flows to determine recoverability of an asset. If management's assumptions about these assets change as a result of events or circumstances, and management believes the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued. The Company is continuing to evaluate the other provisions of the standard including the determination of reporting units, the allocation of corporate assets and other liabilities, including goodwill, and the impairment testing of goodwill.

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

Kern River Gas Transmission

Kern River Gas Transmission Company ("Kern River"), an indirect wholly owned subsidiary of the Company, owns and operates a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah. The existing firm Kern River pipeline capacity is 100% contracted through 2011 and 84% through 2016. Kern River's operations are regulated by the Federal Energy Regulatory Commission ("FERC").

Gas transported on the Kern River pipeline is used in enhanced oil recovery operations in the heavy oil fields and other markets in California. Gas is also transported to other natural gas consumers in Utah, southern Nevada and southern California for use in the production of electricity, cogeneration of electricity and steam and other applications.

The Kern River pipeline is comprised of 36-inch and 42-inch diameter steel pipe, in two parts. The 707-mile section from its terminus in Opal, WY through the Central Rocky Mountains area into Daggett, CA (the "Mainline") is owned entirely by Kern River. The 219 mile section of pipeline from Daggett to Bakersfield, CA, (the "Common Facilities") after including the addition of a 2002 expansion facilities, will be jointly owned by Kern River (68%) and Mojave Pipeline Company ("Mojave") (32%) as tenants-in-common. Kern River percentage ownership will increase pursuant to subsequent agreements in connection with completed and proposed expansions. Mojave is a wholly-owned subsidiary of El Paso Natural Gas Company. The Common Facilities has a current capacity of 1.245 billion cubic feet per day.

Construction of the existing pipeline began on January 2, 1991 and was completed in early 1992. Natural gas transportation began on February 15, 1992. Initial Mainline design capacity was 700 MMcf/d, although the pipeline has operated in excess of that level every year since 1993. Following the completion of several recent expansion projects, the design capacity of the pipeline is currently 845 MMcf/d.

The existing Kern River pipeline incorporates eight compressor stations, including five on the Mainline and one on the common facilities and two supply area stations, and 62 metering stations, including 30 on the Mainline and 32 as part of the Common Facilities.

Results of Operations for the Three Months ended March 31, 2002 and 2001:

Operating revenue for the three months ended March 31, 2002 was $1,079.9 million compared with $1,698.9 million for the same period in 2001, a decrease of 36.4%. MidAmerican Energy operating revenue decreased for the three months ended March 31, 2002 to $613.2 million from $993.2 million for the same period in 2001, primarily due to lower volumes and rates in regulated and non-regulated gas. CE Electric UK Funding operating revenue decreased for the three months ended March 31, 2002 to $213.9 million from $556.0 million for the same period in 2001, primarily due to the sale of Northern Supply in September 2001, partially offset by Yorkshire distribution revenue. The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions in 2002 and late 2001.

The following data represents sales from MidAmerican Energy:
                                                           Three Months
                                                          Ended March 31,
                                                    --------------------------
                                                     2002              2001
                                                    ------            ------

Electricity Retail Sales (GWh).............         3,959             4,021

Electricity Sales for Resale (GWh).........         2,824             2,501

Regulated and Non-Regulated Gas Supplied
(Thousands of MMBtus)......................        77,844            82,414

MidAmerican Energy electric retail sales decreased for the three months ended March 31, 2002 from the same period in 2001 due to warmer temperatures partially offset by an increase in non-weather related sales. Electric sales for resale increased for the three months ended March 31, 2002 from the same period in 2001 due to improved availability in 2002 of MidAmerican Energy's base load plants. Retail gas supplied decreased due to warmer temperatures for the three months ended March 31, 2002 compared to the same period in 2001, resulting in less heating load.

CE Electric UK Funding distributed 11,281 GWh of electricity in the three months ended March 31, 2002 compared with 4,508 GWh of electricity in the same period in 2001. The increase in electricity distributed for the three months ended March 31, 2002 is primarily due to the acquisition of Yorkshire distribution.

Income on equity investments for the three months ended March 31, 2002 was $14.1 million compared with $7.1 million for the same period in 2001. The increase was primarily due to a common stock distribution from an energy investment fund.

Interest and other income for the three months ended March 31, 2002 was $13.7 million compared with $10.6 million for the same period in 2001. The increase was primarily due to a fee received for the purchase of certain securities.

Cost of sales for the three months ended March 31, 2002 was $447.4 million compared with $1,109.6 million for the same period in 2001, a decrease of 59.7%. The decrease relates primarily to the sale of Northern Supply business and decreased gas revenue at MidAmerican Energy.

Operating expenses for the three months ended March 31, 2002 were $279.7 million compared with $266.5 million for the same period in 2001. The increase was due to higher costs at HomeServices as a result of acquisitions, partially offset by lower costs at CE Electric UK Funding.

Depreciation and amortization for the three months ended March 31, 2002 was $126.2 million compared with $140.3 million for the same period in 2001. This decrease was primarily due to discontinuance of amortizing goodwill beginning January 1, 2002, partially offset by the commencement of commercial operations at Cordova and Casecnan and intangible assets amortization related to the HomeServices acquisitions.

Interest expense, less amounts capitalized, for the three months ended March 31, 2002 was $134.7 million compared with $93.2 million for the same period in 2001, an increase of 44.5%. This increase was due to increased interest expense at CE Electric UK Funding related to the Yorkshire acquisition and the discontinuance of capitalizing interest related to the Casecnan and Cordova Projects.

Tax expense for the three months ended March 31, 2002 was $29.1 million compared with $34.3 million for the same period in 2001. The decrease in the effective tax rate is due primarily to the discontinuance of nondeductible goodwill amortization.

Minority interest for the three months ended March 31, 2002 was $25.9 million compared with $24.7 million for the same period in 2001. Minority interest includes the dividends on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts.

Effective  January 1, 2001,  the  Company  changed  its  accounting  policy regarding major maintenance and repairs for nonregulated gas projects, nonregulated plant overhaul costs and geothermal well rework costs to the direct expense method from the former policy of monthly accruals based on long-term scheduled maintenance plans for the gas projects and deferral and amortization of plant overhaul costs and geothermal well rework costs over the estimated useful lives. The cumulative effect of the change in accounting principle for 2001 was $4.6 million, net of taxes of $.7 million.

Net income for the three months ended March 31, 2002 and 2001 was $64.7 million and $43.3 million, respectively.

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

The Company's cash and cash equivalents were $705.5 million at March 31, 2002 compared to $386.7 million at December 31, 2001. The increase is primarily due to the issuances of convertible preferred stock, trust preferred securities and medium term notes, partially offset by the acquisition of Kern River and purchase of convertible preferred securities. In addition, the Company recorded separately restricted cash and investments of $72.4 million and $54.8 million at March 31, 2002 and December 31, 2001, respectively. The restricted cash balance as of March 31, 2002 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Leyte Projects', and a portion of Casecnan's and Cordova's restricted cash is reserved for the service of debt obligations.

Kern River Acquisition

On March 27, 2002, the Company closed on a definitive agreement with The Williams Companies, Inc. ("Williams") to acquire Williams' Kern River Gas Transmission Company ("Kern River"), a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah. The purchase price was $955 million, including $505 million of assumed debt.

In connection with the acquisition of Kern River, the Company issued $323 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due March 12, 2012 and $127 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

Other Investments

On March 27, 2002 the Company invested $275 million in Williams, in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. Dividends are scheduled to be received quarterly, commencing July 1, 2002. In connection with this investment, the Company issued $275 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway.

Debt issuance and redemptions

On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% medium-term notes due in 2031. The proceeds are being used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002 MidAmerican Energy redeemed all $100 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

On May 1, 2002, MidAmerican Energy reacquired all $26.7 million of its $7.80 series of preferred securities. The first $13.3 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.4 million was redeemed at 103.9% of the principal amount plus accrued dividends.

Prudential California Acquisition

In February 2002, HomeServices completed its purchase of a majority interest in Prudential California Realty. The cash purchase price of Prudential California Realty was approximately $71 million net of cash acquired, with an option to purchase the remaining interests. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on certain 2002 financial performance measures. The purchase price was financed using the Company's corporate revolver for $40 million which was contributed to HomeServices as equity and the remaining funds were borrowed from available credit under the HomeServices's $65 million revolving credit facility. It is anticipated that the borrowings in connection with this acquisition will be repaid from HomeServices' generated funds. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. On May 1, 2002, HomeServices acquired a 50% interest in Prudential California Realty's mortgage operations.

Subsequent Event

On April 11, 2002, CalEnergy Gas, an indirect wholly owned subsidiary of the Company, announced the sale of several of its U.K. natural gas assets to Gaz de France. As part of the sale, Gaz de France would acquire four natural gas-producing fields located in the southern basin of the U.K. North Sea. Those fields include Anglia, Johnston, Schooner and Windermere. The transaction also includes the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CalEnergy Gas.

The transaction requires regulatory review and approval and is expected to close in the next several weeks.

Accounts Receivable Sold

In 1997, MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of March 31, 2002, the revolving cash balance was $36 million and the amount outstanding under the subordinated note was $55.6 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on MidAmerican Energy's or MidAmerican Funding's Consolidated Balance Sheets. As of March 31, 2002, $90.7 million of accounts receivable, net of reserves, were sold under the agreement.

Construction

Zinc Recovery Project

CalEnergy Minerals LLC is constructing the Zinc Recovery Project. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in 2002. Total project costs of the Zinc Recovery Project are expected to be approximately $224.9 million, net of damages, which is being funded by $140.5 million of debt and the balance from funds provided by the parent company. The Zinc Recovery Project has incurred $170.6 million, net of damages, of such costs through March 31, 2002.

MidAmerican Energy

MidAmerican Energy's primary need for capital is utility construction expenditures. For the first three months of 2002, utility construction expenditures totaled $62 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

Forecasted utility construction expenditures, including allowances for funds used during construction are $382 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa, requiring an investment of approximately $1.8 billion. Participation by others in a portion of the second plant is being discussed. The two plants will provide approximately 1,400 megawatts of generating capacity. The first project is a 500-megawatt natural gas-fired combined cycle unit with an estimated cost of $416 million. MidAmerican Energy has received a certificate from the Iowa Utilities Board allowing it to construct the 500-megawatt gas unit. In accordance with an Iowa law passed in 2001, MidAmerican Energy has sought Iowa Utilities Board approval for the ratemaking principles that will govern cost recovery for the gas plant. A ruling is expected late in the second quarter or early in the third quarter. That ruling will impact whether
MidAmerican Energy continues with the project. Assuming favorable regulatory treatment is obtained for the ratemaking principles proceeding, it is anticipated that the first phase of the project will be completed by 2003 with the remainder being completed in 2005. MidAmerican Energy has incurred preliminary costs on the first project. MidAmerican Energy expects to make filing for a certificate and approval of ratemaking principles for the second project during the third quarter of 2002. MidAmerican Energy presently expects that all utility construction expenditures for the next five years will be met with the issuance of long-term debt and cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

Kern River Expansion

On August 1, 2001, Kern River filed an application with FERC requesting authorization to construct, own and operate a major expansion to its pipeline system. Kern River proposed to loop most of its existing mainline, construct three new compressor stations and upgrade or modify its six existing compressor stations. The proposed facilities will increase Kern River's capacity by approximately 900 MMcf per day. Construction is expected to commence in August 2002, subject to receipt of the final FERC certificates, and the expansion is expected to be completed and operational by May 2003. Service will be provided under long-term contracts subject to incremental rates. The estimated cost of the expansion is approximately $1.2 billion.

Domestic Rate Matters: Electric

On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. The Iowa Utilities Board may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican Energy expects the final rates, which may differ from the requested amount, to be implemented in early 2003.

Domestic Rate Matters:  Gas Transmission

The FERC regulates Kern River under the Natural Gas Act, the Natural Gas Policy Act of 1978 and other applicable FERC regulations. The FERC has jurisdiction over Kern River with respect to virtually all aspects of its business. Kern River holds certificates of public convenience and necessity issued by the FERC covering its facilities, activities and services.

Kern River's  rates and  transportation  charges are regulated by the FERC.
FERC regulations and Kern River's tariff allow Kern River to recover all operations and maintenance costs, taxes, interest, depreciation and amortization and a regulated return on equity. Natural gas transportation companies may not grant any undue preference to any shipper, or maintain any unreasonable difference in their rates or other terms of service.

Kern River's rates are set using a "levelized cost-of-service" methodology so that the rate is constant over the contract period. This is achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense decreases.

When Kern River commenced service in 1992, shippers signed 15-year long-term firm transportation contracts that were to expire in 2007. Under terms of a 1995 rate settlement, Kern River agreed that new rates would be filed by May 1,
1999.   Instead  of  filing  a  rate  case,  Kern  River  negotiated  a
"pre-settlement" of the rate case with its shippers. This was approved by the FERC (the "1999 Settlement"), which included an agreement for a moratorium on rate cases until May 1, 2002 under which Kern River may be required to file a rate case by May 1, 2004.

In order to reduce transportation rates further and extend contract terms beyond 2007, Kern River initiated an open season in October 1998 to measure interest in lower, extended term rates ("ET Rates") for extended term contracts. Shippers were offered the choice of new 10- or 15-year contracts (4-9 year extensions of their existing contracts) with both options starting on October 1, 2001 and expiring on either September 30, 2011 or September 30, 2016. On February 8, 2001 the FERC approved implementation of the ET Rates. All existing shippers have signed up under the ET Rates program. All of the pipeline's existing firm capacity will continue to be contractually committed under the ET Rates contracts until September 2011. Approximately 84% of the existing firm pipeline volume is contracted until September 2016.

Environmental Matters:  Domestic

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at sufficient concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. Investigations of the sites are at various stages, and MidAmerican Energy has conducted ten removal actions to date. MidAmerican Energy is continuing to evaluate several of the sites to determine the appropriate site remedies, if any, necessary to obtain site closure from the agencies.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $21 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of March 31, 2002 was $21 million. The estimate consists of $2 million for investigation costs, $6 million for remediation costs, $11 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

The estimate of probable remediation costs is established on a site-specific basis. Initially, a determination is made as to whether MidAmerican Energy has potential remedial liability for the site and whether information exists to indicate that contaminated wastes remain at the site. When a potential remedial liability exists, the best estimate of projected site closure costs are accrued. The estimates are evaluated and revised quarterly as appropriate based on additional information obtained during investigation and remedial activities. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort and oversight by the appropriate regulatory authority, costs for future monitoring at sites and costs of compen-sation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liability could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board, and are recorded as a regulatory liability. Additionally, as viable potentially responsible parties are identified, those parties are evaluated for potential contributions, and cost recovery is pursued when appropriate.

The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to decommissioned manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

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

The impact of the new standards on MidAmerican Energy is currently unknown. MidAmerican Energy's generating stations may be subject to emission reductions if the stations are located in nonattainment areas or contribute to nonattainment areas in other states. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its generating stations or decrease the number of hours during which these stations operate.

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the Plan) was filed with the Iowa Utilities Board on April 1, 2002, in accordance with state law. Following a contested case proceeding, the Iowa Utilities Board is required to rule on the prudence of the Plan. MidAmerican Energy is required to file Plan updates at least every two years.

The Plan provides MidAmerican Energy's projected air emission reductions considering current proposals being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. The Plan provides specific actions to be taken at each coal-fired generating facility and related costs and timing for each action.

The Plan outlines $732.0 million in environmental investments to existing coal-fired generating units, some of which are jointly owned, over a nine-year period from 2002 through 2010. MidAmerican Energy's share of these investments is $546.6 million, $67.9 million of which is projected to be incurred during the 2002-2005 rate freeze period. The Plan also identifies expenses that will be incurred at the generating facilities to operate and maintain the environmental equipment installed as a result of the Plan.

Following the expiration of the 2001 settlement agreement on December 31, 2005, MidAmerican Energy proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracker mechanisms for cost recovery for Cooper Nuclear Station, renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's electric regulated rates.

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

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2001 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million (PPM) be registered with the Environment Agency by July 31, 2000. Transformers containing 500 PPM must be de-contaminated by December 31, 2000. CE Electric UK Funding has registered 140 items above 50 PPM on 74 sites, decontaminated 18 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program.

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

The Oil Storage Regulations come into force in 2002 and requires the introduction of secondary containment measures (bunding) for all above ground oil storage locations where the capacity is more than 200 litres. The primary containers must be in sound condition, leak free, and positioned away from vehicle traffic routes. The secondary containment must be impermeable to water and oil (without drainage valve) and be subject to routine maintenance. The capacity of the bund must be sufficient to hold up to 110% of the largest stored vessel or 25% of the maximum stored capacity, whichever is the greater. The full impact of the regulations will be phased in over the next three years. The Regulations come into effect as follows:

      o  March 1, 2002 for all new oil stores.
      o September 1, 2003 for existing stores at "significant risk" (i.e. within 10 meters of a water course).
      o  September 1, 2005 for all remaining stores.

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

Based on information presently available and assuming a September 2004 shutdown of Cooper, MidAmerican Energy expects to accrue approximately $54 million for Cooper decommissioning during the period 2002 through 2004. MidAmerican Energy's obligation, if any, for Cooper decommissioning will be affected by the actual plant shutdown date. In July 1997, the Nebraska Public Power District ("NPPD") filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican Energy as the defendant and seeking a declaration of MidAmerican Energy's rights and obligations in connection with Cooper nuclear decommissioning funding. See discussion in Note 8 in the notes to the consolidated financial statements.

Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process. Cooper decommissioning costs charged to Illinois customers are recovered through a rate rider on customer billings.

Cooper Nuclear Station

Under a long-term power purchase contract with NPPD, MidAmerican Energy purchases one-half of the output of Cooper. On April 1, 2002, the Nuclear Regulatory Commission ("NRC") placed Cooper in its "Multiple Repetitive Degraded Cornerstone" category of the NRC's Reactor Oversight Process Action Matrix. As a result, the NRC will conduct extensive diagnostic inspections at Cooper, which are currently anticipated to be completed during the month of June 2002. MidAmerican Energy cannot, at this time, predict the outcome of the NRC inspections and their impact on the operation of Cooper. NPPD has informed MidAmerican Energy that it is currently developing an improvement plan which it believes will address the issues that caused Cooper to be placed into this category.

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

Refer to Note 16 in Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001 for discussion on derivatives used to hedge price risk. The Company's exposure to commodity price risk and interest rate risk did not change materially from December 31, 2001.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

     In addition to the proceedings described in Note 8 in the notes to the consolidated financial statements, the Company and its subsidiaries are currently parties to various minor items of litigation or arbitration, none of which, if determined adversely, would have a material adverse effect on the Company.


Item 2  Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3  Defaults on Senior Securities.

        Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5  Other Information.

        Not applicable.

Item 6  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        None

(b)     Reports on Form 8-K:

     On March 8, 2002, the Company filed a Form 8-K, dated March 8, 2002, stating it had reached a definitive agreement with The Williams Companies, Inc. to acquire William's Kern River Gas Transmission Company.

     On March 28, 2002, the Company filed a Form 8-K, dated March 28, 2002, stating it had completed its acquisition of Kern River Gas Transmission from The Williams Companies, Inc.

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


                                            MIDAMERICAN ENERGY HOLDINGS COMPANY
                                            -----------------------------------
                                                        (Registrant)




Date:  May 15, 2002                          /s/  Patrick J. Goodman
                                            -----------------------------------
                                                  Patrick J. Goodman
                                                  Senior Vice President & Chief
                                                  Financial Officer