Form 10-Q
period 2002-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2002-08-14
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the transition period from
                          ____________ to___________.



                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

             (Exact name of registrant as specified in its charter)

               Iowa                                        94-2213782
   -------------------------------                    --------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        666 Grand Avenue, Des Moines, IA                   50309
     ----------------------------------------           ----------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
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


All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of August 12, 2002, 9,281,087 shares of common stock were outstanding.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information


                                                                        Page No.
ITEM 1.       Financial Statements

              Independent Accountants' Report..............................   3

              Consolidated Balance Sheets..................................   4

              Consolidated Statements of Operations........................   5

              Consolidated Statements of Cash Flows........................   6

              Notes to Consolidated Financial Statements...................   7

ITEM 2.       Management's Discussion and Analysis of

                 Financial Condition and Results of Operations.............  18


Part II:  Other Information


ITEM 1.       Legal Proceedings............................................  33
ITEM 2.       Changes in Securities and Use of Proceeds....................  33
ITEM 3.       Defaults on Senior Securities................................  33
ITEM 4.       Submission of Matters to a Vote of Security Holders..........  33
ITEM 5.       Other Information............................................  33
ITEM 6.       Exhibits and Reports on Form 8-K.............................  33

Signatures    .............................................................  34

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




DELOITTE & TOUCHE LLP
Des Moines, Iowa
August 2, 2002

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               As of
                                                                 ------------------------------------
                                                                    June 30,          December 31,
                                                                      2002                2001
                                                                 ----------------    ----------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $   896,365        $   386,745
   Restricted cash and short-term investments                            47,113             30,565
   Accounts receivable                                                  446,719            310,030
   Inventories                                                          117,494            135,822
   Other current assets                                                 137,092            106,124
                                                                    -----------        -----------
       Total current assets                                           1,644,783            969,286

Property, plant, contracts and equipment, net                         7,495,959          6,537,371
Excess of cost over fair value of net assets acquired, net            3,803,665          3,638,546
Regulatory assets                                                       343,957            221,120
Long-term restricted cash and investments                                 8,023             24,207
Other investments                                                       450,568            174,185
Equity investments                                                      265,467            261,432
Deferred charges and other assets                                       738,558            800,505
                                                                    -----------        -----------
Total Assets                                                        $14,750,980        $12,626,652
                                                                    ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
   Accounts payable                                                 $   280,877        $   266,027
   Accrued interest                                                     175,335            130,569
   Accrued taxes                                                        100,730             88,973
   Other accrued liabilities                                            452,727            308,924
   Short-term debt                                                      244,906            256,012
   Current portion of long-term debt                                    435,990            317,180
                                                                    -----------        -----------
       Total current liabilities                                      1,690,565          1,367,685

Other long-term accrued liabilities                                     527,853            537,495
Parent company debt                                                   1,836,926          1,834,498
Subsidiary and project debt                                           5,685,976          4,754,811
Deferred income taxes                                                 1,353,779          1,284,268
                                                                    -----------       ------------
Total Liabilities                                                    11,095,099          9,778,757
                                                                    -----------       ------------
Deferred income                                                          83,919             85,917
Minority interest                                                        45,875             44,477
Preferred securities of subsidiaries                                     93,914            121,183
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts                          1,112,231            788,151
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts                                  -            100,000

Commitments and contingencies (Note 12)

Shareholders' Equity:
Zero coupon convertible preferred stock - authorized 50,000 shares, no par value, 41,263 and 34,563 shares issued and outstanding at
    June 30, 2002 and December 31, 2001, respectively                         -                  -
Common stock - authorized 60,000 shares, no par value, 9,281 shares
   issued and outstanding                                                     -                  -
Additional paid-in capital                                            1,955,888          1,553,073
Retained earnings                                                       375,889            223,926
Accumulated other comprehensive income                                  (11,835)           (68,832)
                                                                    -----------        ------------
Total Shareholders' Equity                                            2,319,942          1,708,167
                                                                    -----------        -----------
Total Liabilities and Shareholders' Equity                          $14,750,980        $12,626,652
                                                                    ===========        ===========



The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months                  Six Months
                                                                     Ended June 30               Ended June 30
                                                                     -------------               -------------
                                                                2002           2001           2002         2001
                                                             -----------   -----------    ----------    ----------

Revenues:
   Operating revenue                                         $1,209,755     $1,238,747    $2,289,649    $2,937,611
   Income on equity investments                                   4,804         10,183        18,924        17,290
   Interest and other income                                     68,929         28,003        82,634        38,581
                                                             ----------     ----------    ----------    ----------
Total revenues                                                1,283,488      1,276,933      2,391,207    2,993,482
                                                             ----------     ----------    ----------    ----------

Costs and expenses:
   Cost of sales                                                 516,248       685,098       963,673     1,794,666
   Operating expense                                             325,943       284,406       605,610       550,909
   Depreciation and amortization                                 130,925       132,251       257,169       272,567
   Interest expense                                              153,248       120,676       294,548       242,354
   Less interest capitalized                                      (8,329)      (23,646)      (14,976)      (52,133)
                                                              ----------    ----------    ----------    ----------

Total costs and expenses                                       1,118,035     1,198,785     2,106,024     2,808,363
                                                              ----------    ----------    ----------    ----------

Income before provision for income taxes                         165,453        78,148       285,183       185,119

Provision for income taxes                                        24,308        19,870        53,438        54,215
                                                              ----------    ----------    ----------    -----------

Income before minority interest                                  141,145        58,278       231,745       130,904

Minority interest                                                 33,971        27,445        59,822        52,156
                                                              ----------    ----------     ---------    ----------

Income before cumulative effect of change in
   accounting principle                                          107,174        30,833       171,923        78,748

Cumulative effect of change in accounting
   principle, net of tax                                               -             -             -        (4,604)
                                                              ----------     ---------     ---------     ---------

Net income available to common shareholders                   $  107,174     $  30,833     $ 171,923     $  74,144
                                                              ==========     =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended June 30

                                                                                     2002                        2001
                                                                            -----------------------      ---------------------

Cash flows from operating activities:
Net income......................................................               $   171,923                  $    74,144
Adjustments to reconcile to net cash flows from
   operating activities:
Cumulative effect of change in accounting principle, net of tax.                         -                        4,604
Gains on disposals..............................................                   (54,120)                     (12,655)
Depreciation and amortization...................................                   257,169                      222,578
Amortization of excess of cost over fair value of
   net assets acquired..........................................                         -                       49,989
Amortization of deferred financing costs and other costs........                    18,431                       10,799
Provision for deferred income taxes.............................                    21,084                       34,885
Undistributed earnings on equity investments....................                    (7,439)                     (17,290)
Changes in other items:
   Accounts receivable..........................................                   (53,638)                     295,365
   Other current assets.........................................                    29,684                       20,871
   Accounts payable and accrued liabilities.....................                    (5,045)                    (298,307)
   Accrued interest.............................................                    65,526                       23,941
   Accrued taxes................................................                     5,911                      (18,791)
   Deferred income..............................................                      (998)                       5,219
                                                                               ------------                 -----------
Net cash flows from operating activities........................                   448,488                      395,352
                                                                               -----------                  -----------

Cash flows from investing activities:
Acquisition of Kern River, net of cash acquired.................                  (414,594)                           -
Purchase of convertible preferred securities....................                  (275,000)                           -
Capital expenditures relating to operating projects.............                  (198,153)                    (151,553)
Construction and other development costs........................                  (181,106)                     (83,496)
Proceeds from sale of assets....................................                   199,247                       10,500
Acquisition of realty companies, net of cash acquired...........                   (84,061)                     (29,963)
Change in restricted investments................................                    16,184                       46,173
Change in other assets..........................................                    34,931                       17,180
                                                                               -----------                  -----------
Net cash flows from investing activities........................                  (902,552)                    (191,159)
                                                                               -----------                  -----------

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock...........                   402,000                            -
Proceeds from issuance of trust preferred securities............                   323,000                            -
Net repayment of short-term subsidiary debt.....................                  (191,312)                     (88,564)
Net proceeds from (repayment of) short-term parent company debt.                    56,275                      (51,000)
Repayment of subsidiary and project debt........................                   (56,022)                    (250,937)
Proceeds from subsidiary and project debt.......................                   588,344                      200,000
Redemption of preferred securities of subsidiaries..............                  (127,319)                     (13,915)
Change in restricted investments-debt service...................                   (16,548)                       5,215
Other...........................................................                   (44,038)                      (2,073)
                                                                               -----------                  -----------
Net cash flows from financing activities........................                   934,380                     (201,274)
                                                                               -----------                  -----------
Effect of exchange rate changes on cash.........................                    29,304                          244
                                                                               -----------                  -----------

Net increase in cash and cash equivalents.......................                   509,620                        3,163
Cash and cash equivalents at beginning of period................                   386,745                       38,152
                                                                               -----------                  -----------
Cash and cash equivalents at end of period......................               $   896,365                  $    41,315
                                                                               ===========                  ===========

Interest paid, net of amount capitalized........................               $   236,285                  $   167,370
                                                                               ===========                  ===========
Income taxes paid...............................................               $    29,737                  $    52,114
                                                                               ============                 ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three months and six months ended June 30, 2002 and 2001 and the related consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The Company paid $422.3 million, including transaction costs and working capital adjustments, for Kern River's gas pipeline business. Additionally, the Company assumed $505 million of debt. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Kern River are included in the Company's results beginning March 27, 2002.

In connection with the acquisition of Kern River, the Company issued $323 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due March 12, 2012 with scheduled principal payments beginning in 2005 and $127 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

The recognition of excess of cost over fair value of net assets acquired resulted from various attributes of Kern River's operations and business in general. These attributes include, but are not limited to:

   o Opportunities for expansion;
   o High credit quality shippers contracting with Kern River;
   o Kern River's strong competitive position;
   o Exceptional operating track record and state-of-the-art technology;
   o Strong demand for gas in the Western markets; and
   o An ample supply of low-cost gas.

The following pro forma financial information of the Company represents the unaudited pro forma results of operations as if the Kern River acquisition, the related financing and the Yorkshire Swap, as described in Note 3 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001, had occurred at the beginning of each year. These pro forma results have been prepared for comparative purposes only and do not profess to be indicative of the results of operations which would have been achieved had these transactions been completed at the beginning of each year, nor are the results indicative of the Company's future results of operations (in thousands).

                                    Three Months               Six Months
                                   Ended June 30              Ended June 30
                                   -------------              -------------
                                 2002         2001         2002         2001
                              ----------   ----------   ----------   ----------


   Revenue................... $1,283,488   $1,129,376   $2,430,983   $2,515,998

   Income before cumulative
    effect of change
    in accounting principle...   107,174       41,016      176,041       79,470

   Net income available to
    common shareholders.......   107,174       41,016      176,041       74,866

3.     CalEnergy Gas Disposal

In May 2002, CalEnergy Gas, an indirect wholly owned subsidiary of the Company, executed the sale of several of its U.K. natural gas assets to Gaz de France for (pound)137.0 million (approximately $200 million). As part of the sale, Gaz de France acquired four natural gas-producing fields located in the southern basin of the U.K. North Sea. Those fields included Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CalEnergy Gas. As a result of the sale, the Company recognized pre-tax and after-tax income of $53.3 million and $19.9 million, respectively, which includes a write off of non-deductible goodwill of $49.6 million.

4.   Property, Plant, Contracts and Equipment, Net

Property, plant, contracts and equipment, net comprise the following (in thousands):

                                                                  June 30,          December 31,
                                                                    2002                2001
                                                                ------------       ------------
Operating assets:

Utility generation, distribution and transmission
  systems ................................................       $8,552,854         $7,574,339
Independent power plants .................................        1,404,749          1,402,102
Utility non-operational assets............................          365,659            354,366
Power sales agreements....................................           44,339             48,185
Realty company assets.....................................           67,239             51,150
Other assets..............................................           54,116             53,876
                                                                -----------         ----------
Total operating assets....................................       10,488,956          9,484,018
Less accumulated depreciation and amortization............       (3,871,571)        (3,650,875)
                                                                 ----------         ----------
Net operating assets......................................        6,617,385          5,833,143
Mineral and gas reserves and exploration assets, net......          276,316            387,697
Construction in progress:
     Zinc recovery project................................          192,849            163,366
     Utility generation, distribution and transmission
             systems......................................          197,442            149,225
     Natural gas pipeline expansion.......................          206,270                  -
     Other................................................            5,697              3,940
                                                                 ----------         ----------

               Total                                             $7,495,959         $6,537,371
                                                                 ==========         ==========

Zinc Recovery Project

CalEnergy Minerals LLC is constructing the Zinc Recovery Project. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in 2002. Total project costs of the Zinc Recovery Project are expected to be approximately $224.9 million, net of damages, which is being funded by $140.5 million of debt and the balance from funds provided by the parent company. The Zinc Recovery Project has incurred $192.8 million, net of damages, of such costs through June 30, 2002.

Utility generation, distribution and transmission systems

Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa. Participation by others in a portion of the second plant is being discussed. Excluding amounts related to any others who may participate in the second plant, MidAmerican Energy expects to invest approximately $1.2 billion in the two plants, including the cost of related transmission facilities and allowance for funds used during construction. The two plants may provide approximately 950 megawatts of generating capacity for MidAmerican Energy depending on management's on-going assessment of needs and related factors.

The first project is a 500-megawatt natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy has received a certificate from the Iowa Utilities Board allowing it to construct the plant. In accordance with an Iowa law passed in 2001, MidAmerican Energy has sought Iowa Utilities Board approval for the ratemaking principles that will govern recovery of costs related to the construction of the plant. On May 29, 2002, the Iowa Utilities Board issued an order that provides the ratemaking principles for the gas-fired plant. As a result of that order, MidAmerican Energy is proceeding with construction of the plant. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy expects to make filings for certificate and approval of ratemaking principles for the second project during the third quarter of 2002.

Kern River Expansion

On July 17, 2002, Kern River received approval from FERC to construct, own and operate a major expansion to its pipeline system (the "Expansion Project"). The Expansion Project will loop most of Kern River's existing mainline, construct three new compressor stations and upgrade or modify Kern River's six existing compressor stations. The Expansion Project, which is expected to be completed and operational by May 2003, will increase Kern River's capacity by approximately 900 MMcf per day. Service will be provided under long-term contracts subject to incremental rates. The estimated cost of the expansion is approximately $1.2 billion.

On June 21, 2002, Kern River closed on a bank loan facility providing for aggregate loans of up to $875 million to be used for the construction of the Kern River Expansion Project. The facility, which matures 15 years after the Expansion Project commences operation has a variable interest rate which increases over the term of the facility from 1.375% to 4.5% over LIBOR.

5.   Other Investments

On March 27, 2002, the Company invested $275 million in Williams in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. Dividends are scheduled to be received quarterly, commencing July 1, 2002. This investment is accounted for under the cost method. The Company is aware that there have been public announcements that Williams' financial condition has deteriorated as a result of reduced liquidity. Williams' senior unsecured debt obligations are currently rated B1 by Moody's, B by Standard & Poor's and B- by Fitch. The Company has not recorded an impairment on this investment as of June 30, 2002 and is monitoring the situation.

In connection with this investment, the Company issued $275 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway.

6.   Teesside Power Limited Restructuring

CE Electric UK Funding, an indirect wholly owned subsidiary of the Company, has a 15.4% interest in Teesside Power Limited ("TPL"). TPL owns and operates an 1875MW combined cycle gas-fired power plant. In May 2002, TPL executed a restructuring and stabilization agreement with its lenders. The contract included an agreement between TPL and its shareholders with respect to the waiver of consortium relief. Shareholders in TPL had previously utilized TPL's taxable losses with an obligation to reimburse TPL later in the project's life. In May 2002, CE Electric UK Funding released $35.7 million due to the repayment obligation being waived which is reflected as a current tax benefit in the provision for income taxes.

7.   Real Estate Company Acquisition

In February 2002, HomeServices completed its purchase of a majority interest in Prudential California Realty. The cash purchase price of Prudential California Realty was approximately $71 million net of cash acquired, with an option to purchase the remaining interests. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on 2002 financial performance measures. The purchase price was financed using MidAmerican Energy Holdings Company's corporate revolver for $40 million which was contributed to HomeServices as equity and the remaining funds were borrowed from available credit under the HomeServices' $65 million revolving credit facility. It is anticipated that the borrowings in connection with this acquisition will be repaid from HomeServices' generated funds. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. On May 1, 2002, HomeServices acquired a 50% interest in Prudential California Realty's mortgage operations.

8.   Debt issuance and redemptions

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

9.    Accounting Policy Change

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

10.  Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Company's related amortization consists of goodwill amortization and the related income tax effect. Following is a reconciliation of net income as originally reported for the periods ended June 30, 2002 and 2001, to adjusted net income (in thousands):

                                               Three Months        Six Months
                                               Ended June 30     Ended June 30
                                               -------------     -------------
                                              2002      2001     2002     2001
                                           --------  -------- -------- --------

   Net income as originally reported...... $107,174  $ 30,833 $171,923 $ 74,144
   Goodwill amortization..................        -    25,035        -   49,989
   Income tax benefit.....................        -      (526)       -   (1,001)
                                           --------  -------- -------- --------
   Net income as adjusted................. $107,174  $ 55,342 $171,923 $123,132
                                           ========  ======== ======== ========

In accordance with SFAS No. 142, the Company has determined its reporting units and has completed the initial impairment testing of goodwill primarily using a discounted cash flow methodology. No impairment was indicated as a result of the initial impairment testing. See Note 11 for allocation of goodwill to reporting units.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible, long-lived assets, and the associated asset retirement costs. This pronouncement is effective for years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have any impact on the Company's consolidated financial statements.

11.  Comprehensive Income

The differences from net income to total comprehensive income for the Company are due to foreign currency translation adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income for the six months ended June 30, 2001 includes a transition loss of $3.3 million related to the initial adoption of SFAS No. 133. Total comprehensive income for the Company is shown in the table below (in thousands).

                                                     Three Months          Six Months
                                                     Ended June 30       Ended June 30
                                                     -------------       -------------
                                                  2002       2001        2002      2001
                                                --------   --------   --------   --------

   Net income................................   $107,174   $ 30,833   $171,923   $ 74,144
   Other comprehensive income-
      Foreign currency translation...........    109,983       (592)    81,468    (48,472)
      Marketable securities, net of tax......     (1,511)     1,629     (3,669)     1,867
      Cash flow hedges, net of tax...........    (30,621)    58,049    (20,802)    36,495
                                                --------   ---------   -------   --------
   Total comprehensive income................   $185,025   $ 89,919    $228,920  $ 64,034
                                                ========   ========    ========  =========

12.  Commitments and Contingencies

A.    Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million due under the power purchase agreement with CE Generation affiliates for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the CE Generation affiliates had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001. The final payment was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the CE Generation affiliates released the remaining allowance for doubtful accounts.

B.    Casecnan Construction Arbitration

On May 7, 1997, CE Casecnan entered into a fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Construction Contract"). The work under the Construction Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Contractor").

On November 20, 1999, the Construction Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Casecnan Indenture. In January 2001, CE Casecnan received a new working schedule from the Contractor that showed a completion date of August 31, 2001. The delay in completion was attributable in part to the collapse in December 2000 of the Casecnan Project's partially completed vertical surge shaft and the need to drill a replacement surge shaft.

Upon receipt of the working schedule, CE Casecnan sought and obtained from the lender's independent engineer approval for a revised construction schedule under the Casecnan Indenture. In connection with the revised schedule, MidAmerican Energy Holdings Company agreed to make available up to $11.6 million of additional funds under certain conditions pursuant to a Shareholder Support Letter dated February 8, 2001 (Shareholder Support Letter). MidAmerican Energy Holdings Company has fully satisfied its obligations under the Shareholder Support Letter.

The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Construction Contract, and the Contractor was still contractually obligated either to complete the Casecnan Project by March 31, 2001 or to pay liquidated damages for the delay in completion. As of June 30, 2002, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank of behalf of the Contractor.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001 amounted to a rescission of the Construction Contract and has filed a claim for unspecified quantum meruit damages. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce. Although the outcome of the arbitration, as with any litigious proceedings, is difficult to access, CE Casecnan believes it will prevail and receive additional liquidated damages in the arbitration.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. On April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001 supplement were held from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and additional hearings were held from March 14 to 19, 2002. CE Casecnan is awaiting the arbitration tribunal's ruling.

C.    Casecnan Shareholder Issue

Pursuant to the share ownership adjustment mechanism in the Casecnan Shareholder Agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, the Company, through its indirect wholly owned subsidiary CE Casecnan Ltd., has advised the minority shareholder LaPrairie Group Contractors (International) Ltd. ("LPG"), that the Company's ownership interest in CE Casecnan will increase to 100%. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican Energy Holdings Company. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the Shareholder Agreement and alleged breaches of fiduciary duties allegedly owed by the Company and CE Casecnan Ltd. to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

D.   Cooper Litigation

On July 23, 1997, Nebraska Public Power District ("NPPD") filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to issues under the parties' long-term power purchase agreement for Cooper Nuclear Station ("Cooper") capacity and energy.

The parties have settled the litigation with the execution of a Settlement Agreement and Release that became effective on August 1, 2002. See footnote 13B for discussion of the contract restructuring.

E.     Kvaerner Arbitration

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals, LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals, LLC drew $29.6 million under the EPC Contract Letter of Credit ("LOC") on July 20, 2001 and claimed the retainage and balance of the contract price. The LOC draw, retainage and balance of the contract price have been accounted for as a reduction of the capitalized costs of the project. CalEnergy Minerals, LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

On May 23, 2002, following various discussions and legal filings, CalEnergy Minerals, LLC and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, CalEnergy Minerals, LLC retained the amounts drawn under the LOC, the EPC retainage amounts and the EPC contract balance and will pay to Kvaerner three equal installments of $2.25 million payable in January of 2003, 2004 and 2005.

F.      Malitbog Arbitration

VGPC and PNOC-EDC have been negotiating with respect to certain disputes concerning the Malitbog ECA but have been unable to reach a mutually acceptable resolution. Accordingly, on October 16, 2000, VGPC commenced arbitration against PNOC-EDC by serving it with a Notice of Arbitration and Statement of Claim (the "Notice of Arbitration"). In the Notice of Arbitration, VGPC claimed that PNOC-EDC breached the Malitbog ECA by improperly characterizing certain No Fault Outages as Forced Outage Hours and then deducting them from the total number of hours each month. On December 22, 2000, VGPC filed an Amended Statement of Claim pursuant to which VGPC added a claim that PNOC-EDC breached the Malitbog ECA by refusing to accept VGPC's specified Nominated Capacity for contract years July 25, 1999 to July 25, 2000, and July 25, 2000 to July 25, 2001. A Second Amended Statement of Claim was filed on March 9, 2001 to add the Scheduled Maintenance issue. VGPC intends to vigorously pursue its claims in this proceeding. Hearings were conducted from June 24, 2002 to July 5, 2002 in Sydney, Australia, and the Company expects a ruling on these hearings in the third quarter of 2002.

13.    Subsequent Events

A.       Northern Natural Gas Company Acquisition

On July 29, 2002 the Company announced that it had reached a definitive agreement with Dynegy Inc. to acquire 100 percent ownership of Northern Natural Gas Company for $928 million in cash and the assumption of $950 million in debt.

Northern Natural Gas is a 16,600-mile interstate pipeline stretching from southwest Texas to the upper Midwest. With a design capacity of 4.4 billion cubic feet of natural gas per day, Northern Natural Gas accesses natural gas supply from many of the larger producing regions in North America including the Rocky Mountains, Hugoton, Permian, Anadarko and Western Canadian basins. The system provides transportation and storage services to approximately 70 utility customers and numerous industrial customers in the upper Midwest.

Northern Natural Gas also provides cross-haul and grid transportation between other interstate and intrastate pipelines in Permian, Anadarko, Hugoton and Midwest areas. It operates three natural gas storage facilities with a capacity of 59 billion cubic feet and two liquefied natural gas peaking units.

The acquisition is subject to Hart-Scott-Rodino clearance and is expected to close in August 2002.

B.    Cooper Contract Restructuring

On July 31, 2002, MidAmerican Energy and NPPD signed a Settlement Agreement and Release on the restructuring of the power purchase contract for Cooper. Under the terms of the Settlement Agreement and Release, MidAmerican Energy will pay NPPD through December 31, 2004, a scheduled amount per unit for one-half of the accredited capacity of Cooper and the greater of one-half the energy from Cooper or a minimum guaranteed amount of energy representing 380 megawatts at an 85% capacity factor for the respective hours in each year. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through June 30, 2002, $18.3 million had been accrued and retained by MidAmerican Energy in this separate fund. In conjunction with the contract restructuring, MidAmerican Energy plans to recognize the $39.1 million cash payment and the $18.3 million in decommissioning funds into income based on the estimated energy expected to be received for the remainder of the contract.

Finally, both parties agreed to release each other from any and all claims, past or present, each might have under the power purchase contract prior to being restructured and file to dismiss the litigation currently pending in U.S. District Court.

Under the terms of MidAmerican Energy's power purchase contract with NPPD prior to its restructuring, MidAmerican Energy paid NPPD one-half of the fixed and operating costs of Cooper, excluding depreciation but including debt service, and MidAmerican Energy's share of the nuclear fuel cost, including Department of Energy disposal fees, based on energy delivered. In addition, prior to December 2000, MidAmerican Energy contributed toward payment of one-half of Cooper's project decommissioning costs based on an assumed 2004 shutdown of the plant.

C.     Real Estate Company Acquisition

In August 2002, HomeServices entered into a contract to acquire RealtySouth in Birmingham, Alabama for $23.9 million plus net working capital and certain other adjustments. For the year ended December 31, 2001, RealtySouth and its subsidiaries had revenue of approximately $60 million on 13,000 closed sides representing $2.0 billion of sales volume.

11.    Segment Information

The Company has identified six reportable operating segments principally based on management structure: MidAmerican Energy (domestic utility operations), CE Electric UK Funding (foreign utility operations), Kern River (domestic natural gas pipeline operations), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), and HomeServices (real estate operations). Information related to the Company's reportable operating segments is shown below (in thousands).

                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                        ---------------------------              -------------------------

Operating Revenue:                                          2002               2001               2002               2001
                                                            ----               ----               ----               ----
MidAmerican Energy...............................       $  554,315          $  654,381        $1,167,492         $1,647,597
CE Electric UK Funding...........................          189,641             350,124           403,598            906,072
Kern River.......................................           44,983                   -            47,181                  -
CalEnergy Generation - Domestic..................            8,805               6,155            13,910              7,043
CalEnergy Generation - Foreign...................           76,374              49,449           150,459             98,807
HomeServices.....................................          340,661             180,880           515,227            280,334
                                                        ----------          ----------        ----------         ----------
Segment revenue..................................        1,214,779           1,240,989         2,297,867          2,939,853
Corporate........................................           (5,024)             (2,242)           (8,218)            (2,242)
                                                        ----------          ----------        ----------         ----------
                                                        $1,209,755          $1,238,747        $2,289,649         $2,937,611
                                                        ==========          ==========        ==========         ==========

Income on equity investments:
MidAmerican Energy ..............................       $     680           $      876        $    5,976          $     717
CalEnergy Generation - Domestic..................           1,599                9,307             8,770             16,573
HomeServices.....................................           2,260                    -             3,913                  -
                                                        ---------           ----------        ----------          ---------
Segment income on equity investments.............           4,539               10,183            18,659             17,290
Corporate........................................             265                    -               265                  -
                                                        ---------           ----------        ----------          ---------
                                                        $   4,804           $   10,183        $   18,924          $  17,290
                                                        =========           ==========        ==========          =========

Depreciation and amortization:
MidAmerican Energy...............................       $   71,833          $   70,330        $  141,780          $ 154,243
CE Electric UK Funding...........................           28,745              34,347            58,810             65,922
Kern River.......................................            6,730                   -             7,261                  -
CalEnergy Generation - Domestic..................            2,147                 760             4,357              1,317
CalEnergy Generation - Foreign...................           21,868              16,600            44,264             33,178
HomeServices.....................................            5,315               5,332            12,313              8,411
                                                        ----------          ----------        ----------          ---------
Segment depreciation and amortization............          136,638             127,369           268,785            263,071
Corporate........................................           (5,713)              4,882           (11,616)             9,496
                                                        ----------          ----------        ----------          ---------
                                                        $  130,925          $  132,251        $  257,169          $ 272,567
                                                        ==========          ==========        ==========          =========

Interest expense, net:
MidAmerican Energy ..............................       $   30,483          $   30,428        $   59,269          $  58,430
CE Electric UK Funding...........................           44,649              22,039            88,431             44,375
Kern River.......................................            9,015                   -             9,529                  -
CalEnergy Generation - Domestic..................            5,017                 674            10,035                837
CalEnergy Generation - Foreign...................           17,283               9,026            34,930             18,580
HomeServices.....................................              979               1,055             2,213              2,108
                                                        ----------          ----------        ----------          ---------
Segment interest expense, net....................          107,426              63,222           204,407            124,330
Corporate........................................           37,493              33,808            75,165             65,891
                                                        ----------          ----------        ----------          ---------
                                                        $  144,919          $   97,030       $   279,572          $ 190,221
                                                        ==========          ==========       ===========          =========

Income (loss) before provision for income
taxes:
MidAmerican Energy..........................            $   39,699          $   46,717       $   109,988          $ 123,895
CE Electric UK Funding......................                96,288              19,842           157,255             87,287
Kern River..................................                21,642                   -            22,613                  -
CalEnergy Generation - Domestic.............                   623              10,015            (1,666)            16,589
CalEnergy Generation - Foreign..............                33,101              22,730            63,794             45,573
HomeServices................................                26,160              15,881            26,031             12,612
                                                        ----------          ----------        ----------          ---------
Segment income before provision for income
taxes.......................................               217,513             115,185           378,015            285,956
Corporate...................................               (52,060)            (37,037)          (92,832)          (100,837)
                                                        ----------          ----------        ----------          ---------
                                                        $  165,453          $   78,148        $  285,183          $ 185,119
                                                        ==========          ==========        ==========          =========

                                                 Three Months Ended June 30,                   Six Months Ended June 30,
                                                 ---------------------------                   -------------------------
Provision (benefit) for income taxes:                 2002                2001                    2002               2001
                                                      ----                ----                    ----               ----
MidAmerican Energy..........................    $     15,564         $    21,699              $   45,003         $   56,270
CE Electric UK Funding......................          (3,056)              7,102                  15,576             27,707
Kern River..................................           8,335                   -                   8,704                  -
CalEnergy Generation - Domestic.............            (398)               (777)                 (4,162)            (1,876)
CalEnergy Generation - Foreign..............           6,728               2,356                  12,681              7,189
HomeServices................................          10,237               6,082                  10,030              4,612
                                                 -----------         -----------              ----------          ---------
Segment provision for income taxes..........          37,410              36,462                  87,832             93,902
Corporate...................................         (13,102)            (16,592)                (34,394)           (39,687)
                                                 ------------        -----------              -----------         ---------
                                                 $    24,308         $    19,870              $   53,438          $  54,215
                                                 ===========         ===========              ===========         =========


                                                 June 30,           December 31,
                                                   2002                 2001
                                             ------------        ---------------
Identifiable assets:

MidAmerican Energy........................   $  6,136,879        $  5,893,300
CE Electric UK Funding....................      4,547,443           4,328,828
Kern River................................      1,142,954                   -
CalEnergy Generation - Domestic...........        900,529             871,952
CalEnergy Generation - Foreign............        978,859             950,035
HomeServices..............................        491,380             322,552
                                             ------------        ------------
Segment identifiable assets...............     14,198,044          12,366,667
Corporate.................................        552,936             259,985
                                             ------------        ------------
                                             $ 14,750,980        $ 12,626,652
                                             ============        ============

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, goodwill amortization in 2001, intersegment eliminations, and fair value and goodwill adjustments relating to acquisitions and disposals.

Excess of cost over fair value of net assets acquired, net:

                                                                              CalEnergy
                             MidAmerican       CE Electric                    Generation
                               Energy           UK Funding      Kern River    - Domestic     HomeServices        Total
                             -----------        ----------      ----------    ----------     ------------        -----

Goodwill at December 31,
2001.....................     $2,148,859        $1,100,489      $        -    $  158,708       $  230,490        $3,638,546
Acquisitions/purchase
price accounting
adjustments..............              -            38,341          50,120             -           87,473           175,934
Impairment losses........              -                 -               -             -                -                 -
Goodwill written off
related to sale of
business unit............              -           (49,587)              -             -                -           (49,587)
Translation adjustment...              -            41,643               -             -                -            41,643
Other adjustments........         (1,776)             (601)              -          (324)            (170)           (2,871)
                              ----------        ----------      ----------    ----------       ----------        ----------
Goodwill at June 30,                                                     -
2002.....................     $2,147,083        $1,130,285      $   50,120    $  158,384       $  317,793        $3,803,665
                              ==========        ==========      ==========    ==========       ==========        ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business of MEHC

MidAmerican Energy Holdings Company (the "Company" or "MEHC"), is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on six separate platforms: MidAmerican Energy, CE Electric UK Funding, Kern River, CalEnergy Generation-Domestic, CalEnergy Generation - Foreign and HomeServices. These platforms, with the exception of Kern River, are discussed in detail in the Company's latest Annual Report on Form 10-K.

Kern River Gas Transmission Company

On March 27, 2002, the Company closed on a definitive agreement with The Williams Companies, Inc. ("Williams"), to acquire Williams' Kern River Gas Transmission Company ("Kern River"). Kern River owns and operates a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah. The existing firm Kern River pipeline capacity is 100% contracted through 2011 and 84% through 2016. Kern River's operations are regulated by the Federal Energy Regulatory Commission ("FERC").

Gas transported on the Kern River pipeline is used in enhanced oil recovery operations in the heavy oil fields and other markets in California. Gas is also transported to other natural gas consumers in Utah, southern Nevada and southern California for use in the production of electricity, cogeneration of electricity and steam and other applications.

The Kern River pipeline is comprised of 36-inch and 42-inch diameter steel pipe, in two parts. The 707-mile section from its terminus in Opal, WY through the Central Rocky Mountains area into Daggett, CA (the "Mainline") is owned entirely by Kern River. The 219 mile section of pipeline from Daggett to Bakersfield, CA, (the "Common Facilities") after including the addition of the 2002 expansion facilities, will be jointly owned by Kern River (68%) and Mojave Pipeline Company ("Mojave") (32%) as tenants-in-common. Kern River's ownership percentage will increase pursuant to subsequent agreements in connection with completed and proposed expansions. Mojave is a wholly-owned subsidiary of El Paso Natural Gas Company. The Common Facilities has a current capacity of 1.245 billion cubic feet per day.

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

Revenue Recognition

Revenues are recorded based upon services rendered and electricity, gas and steam delivered, distributed or supplied to the end of the period. Where there is an over recovery of United Kingdom distribution business revenues against the maximum regulated amount, revenues are deferred equivalent to the over recovered amount. The deferred amount is deducted from revenue and included in other liabilities. Where there is an under recovery, no anticipation of any potential future recovery is made.

The Company also records unbilled revenues representing the estimated amounts customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. The unbilled revenues estimate is reversed in the following month. To the extent the estimated amount differs from that amount subsequently billed, the timing of revenues will be affected. Accrued unbilled revenues are included in accounts receivable on the consolidated balance sheets.

Revenues from the transportation of gas are recognized based on contractual terms and the related transported volumes. Kern River is subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending rate cases. Kern River records rate refund liabilities considering Kern River and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

SFAS No. 71 - Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy and Kern River prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, which differs in certain respects from the application of generally accepted accounting principles ("GAAP") by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy and Kern River have deferred certain costs, which will be amortized over various future periods. To the extent that collection of such costs or payment of liability is no longer probable as a result of changes in regulation, the associated regulatory assets or liability is charged or credited to income.

A possible consequence of deregulation of the regulated energy industry is that SFAS No. 71 may no longer apply. If portions of the Company's regulated energy operations no longer meet the criteria of SFAS No. 71, the Company could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result if regulatory assets are not recovered in transition provisions of any deregulation legislation.

The Company continues to evaluate the applicability of SFAS No. 71 to its regulated energy operations and the recoverability of these assets and liabilities through rates as there are on-going changes in the regulatory and economic environment.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. The Company believes the useful lives assigned to the depreciable assets, which range from 3 to 50 years, are reasonable.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could affect the carrying value of the asset and management does not identify it as triggering event, future results of operations could significantly be affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value which is based on discounted estimated cash flows from the future use of the asset.

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued. The Company has completed the initial impairment testing of goodwill as required by SFAS No. 142 and no impairment was indicated.

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

Results of Operations:

Operating revenue for the three months ended June 30, 2002 was $1,209.8 million compared with $1,238.7 million for the same period in 2001, a decrease of 2.3%. MidAmerican Energy operating revenue decreased for the three months ended June 30, 2002 to $554.3 million from $654.4 million for the same period in 2001, primarily due to lower volumes and rates for regulated and non-regulated gas. CE Electric UK Funding operating revenue decreased for the three months ended June 30, 2002 to $189.6 million from $350.1 million for the same period in 2001, primarily due to the sale of Northern Supply in September 2001, partially offset by Yorkshire distribution revenue. The remaining change in operating revenue primarily relates to the increase of revenue at HomeServices of $159.8 million primarily due to acquisitions in 2002 and late 2001 and the acquisition of Kern River in March 2002 which accounted for $45.0 million of operating revenue.

Operating revenue for the six months ended June 30, 2002 was $2,289.6 million compared with $2,937.6 million for the same period in 2001, a decrease of 22.1%. MidAmerican Energy operating revenue decreased for the six months ended June 30, 2002 to $1,167.5 million from $1,647.6 million for the same period in 2001, primarily due to lower volumes and rates for regulated and non-regulated gas. CE Electric UK Funding operating revenue decreased for the six months ended June 30, 2002 to $403.6 million from $906.1 million for the same period in 2001, primarily due to the sale of Northern Supply in September 2001, partially offset by Yorkshire distribution revenue. The remaining change in operating revenue primarily relates to the increase of revenue at HomeServices of $234.9 million primarily due to acquisitions in 2002 and late 2001 and the acquisition of Kern River in March 2002 which accounted for $47.2 million of operating revenue.

The following data represents sales from MidAmerican Energy:

                                                Three Months       Six Months
                                               Ended June 30,     Ended June 30,
                                               --------------     --------------
                                               2002     2001      2002      2001
                                               ----     ----      ----      ----

Electricity Retail Sales (GWh).............   4,308    4,008     8,267     8,029

Electricity Sales for Resale (GWh).........   2,155    1,890     4,979     4,391

Regulated and Non-Regulated Gas
  Supplied (Thousands of MMBtus)...........  52,420   62,770   130,264   145,184

MidAmerican Energy electric retail sales increased for the periods ended June 30, 2002 from the same periods in 2001 due to more extreme temperatures in the second quarter of 2002 and an increase in non-weather related sales. Electric sales for resale increased for the periods ended June 30, 2002 from the same periods in 2001 due to the availability of Cordova and lower retail usage in the first quarter of 2002 allowing for more energy to be sold in the wholesale markets. Retail gas supplied decreased due to warmer temperatures for the periods ended June 30, 2002 compared to the same periods in 2001, resulting in less heating load.

CE Electric UK Funding distributed 9,374 GWh of electricity in the three months ended June 30, 2002 compared with 4,051 GWh of electricity in the same period in 2001. CE Electric UK Funding distributed 20,709 GWh of electricity in the six months ended June 30, 2002 compared with 8,559 GWh of electricity in the same period in 2001. The increase in electricity distributed for both periods ended June 30, 2002 is primarily due to the acquisition of Yorkshire distribution.

Kern River transported 94,334,000 MMBtus in the three months ended June 30, 2002 and 99,663,000 MMBtus since the Company acquired Kern River on March 27, 2002.

Income on equity investments for the three months ended June 30, 2002 was $4.8 million compared with $10.2 million for the same period in 2001. The decrease was primarily due to lower earnings at CE Generation as a result of higher energy prices in 2001.

Income on equity investments for the six months ended June 30, 2002 was $18.9 million compared with $17.3 million for the same period in 2001. The increase was primarily due to a common stock distribution from an energy investment fund and joint venture income that was fully consolidated in 2001, partially offset by lower earnings at CE Generation as a result of higher energy prices in 2001.

Interest and other income for the three months ended June 30, 2002 was $68.9 million compared with $28.0 million for the same period in 2001. Interest and other income for the six months ended June 30, 2002 was $82.6 million compared with $38.6 million for the same period in 2001. The increase for both periods was primarily due to the gain on sale of various CalEnergy Gas assets in May 2002, partially offset by the gain on the sale of Western States Geothermal, an indirect wholly owned subsidiary of the Company, in June 2001.

Cost of sales for the three months ended June 30, 2002 was $516.2 million compared with $685.1 million for the same period in 2001, a decrease of 24.6%. Cost of sales for the six months ended June 30, 2002 was $963.7 million compared with $1,794.7 million for the same period in 2001, a decrease of 46.3%. The decreases for both periods relates primarily to the sale of Northern Supply and decreased gas revenue at MidAmerican Energy, partially offset by increase cost of sales at HomeServices due to higher commission on the higher revenues as a result of the acquisitions.

Operating expenses for the three months ended June 30, 2002 were $325.9 million compared with $284.4 million for the same period in 2001. Operating expenses for the six months ended June 30, 2002 were $605.6 million compared with $550.9 million for the same period in 2001. The increases were due to higher costs at HomeServices as a result of acquisitions and the Kern River acquisition.

Depreciation and amortization for the three months ended June 30, 2002 was $130.9 million compared with $132.3 million for the same period in 2001. Depreciation and amortization for the six months ended June 30, 2002 was $257.2 million compared with $272.6 million for the same period in 2001. These decreases were primarily due to discontinuance of amortizing goodwill beginning January 1, 2002, partially offset by the commencement of commercial operations at Cordova and Casecnan, intangible assets amortization related to the HomeServices acquisitions and the Kern River acquisition.

Interest expense, less amounts capitalized, for the three months ended June 30, 2002 was $144.9 million compared with $97.0 million for the same period in 2001, an increase of 49.4%. The increase was due primarily to the debt assumed with the Yorkshire and Kern River acquisitions and the discontinuance of capitalizing interest related to the Casecnan and Cordova Projects.

Interest expense, less amounts capitalized, for the six months ended June 30, 2002 was $279.6 million compared with $190.2 million for the same period in 2001, an increase of 47.0%. The increase was due primarily to the debt assumed with the Yorkshire and Kern River acquisitions and the discontinuance of capitalizing interest related to the Casecnan and Cordova Projects.

Tax expense for the three months ended June 30, 2002 was $24.3 million compared with $19.9 million for the same period in 2001. Tax expense for the six months ended June 30, 2002 was $53.4 million compared with $54.2 million for the same period in 2001. The decrease in the effective tax rate is due primarily to the discontinuance of nondeductible goodwill amortization and the release of the tax obligation in connection with the execution of the TPL restructuring agreement in the U.K.

Minority interest for the three months ended June 30, 2002 was $34.0 million compared with $27.4 million for the same period in 2001. Minority interest for the six months ended June 30, 2002 was $59.8 million compared with $52.2 million for the same periods in 2001. Minority interest includes the dividends on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. The increases in minority interest for both periods is primarily due to the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts relating to the Kern River acquisition.

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

The Company's cash and cash equivalents were $896.4 million at June 30, 2002 compared to $386.7 million at December 31, 2001. Each of MidAmerican Energy Holdings Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Energy Holdings Company and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MidAmerican Energy Holdings Company, will be available to satisfy the obligations of MidAmerican Energy Holdings Company or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Energy Holdings Company or affiliates thereof.

The Company generated cash flows from operations of $448.5 million for the six months ended June 30, 2002 compared with $395.4 million for the same period in 2001. The increase was primarily due to positive impact of the Kern River and Prudential acquisitions (see below for further discussions of these acquisitions).

The remaining increase to cash and cash equivalents is primarily due to the issuances of convertible preferred stock, trust preferred securities and subsidiary and project debt, partially offset by the acquisition of Kern River and purchase of convertible preferred securities.

In addition, the Company recorded separately restricted cash and investments of $55.1 million and $54.8 million at June 30, 2002 and December 31, 2001, respectively. The restricted cash balance as of June 30, 2002 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the various projects under construction. Additionally, the Leyte Projects', and a portion of Casecnan's and Cordova's restricted cash is reserved for the service of debt obligations.

Kern River Acquisition

On March 27, 2002, the Company closed on a definitive agreement with The Williams Companies, Inc. to acquire Williams' Kern River Gas Transmission Company, a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah.

The Company paid $422.3 million, including transaction costs and working capital adjustments, for Kern River's gas pipeline business. Additionally, the Company assumed $505 million of debt.

In connection with the acquisition of Kern River, the Company issued $323 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due March 12, 2012 with scheduled principal payments beginning in 2005 and $127 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

Other Investments

On March 27, 2002, the Company invested $275 million in Williams in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. Dividends are scheduled to be received quarterly, commencing July 1, 2002. This investment is accounted for under the cost method. The Company is aware that there have been public announcements that Williams' financial condition has deteriorated as a result of reduced liquidity. Williams' senior unsecured debt obligations are currently rated B1 by Moody's, B by Standard & Poor's and B- by Fitch. The Company has not recorded an impairment on this investment as of June 30, 2002 and is monitoring the situation.

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

On June 21, 2002, Kern River closed on a bank loan facility providing for aggregate loans of up to $875 million to be used for the construction of the Kern River Expansion Project. The facility, which matures 15 years after the Expansion Project commences operation has a variable interest rate which increases over the term of the facility from 1.375% to 4.5% over LIBOR.

Real Estate Companies Acquisitions

In February 2002, HomeServices completed its purchase of a majority interest in Prudential California Realty. The cash purchase price of Prudential California Realty was approximately $71 million net of cash acquired, with an option to purchase the remaining interests. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on 2002 financial performance measures. The purchase price was financed using MidAmerican Energy Holdings Company's corporate revolver for $40 million which was contributed to HomeServices as equity and the remaining funds were borrowed from available credit under the HomeServices' $65 million revolving credit facility. It is anticipated that the borrowings in connection with this acquisition will be repaid from HomeServices' generated funds. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. On May 1, 2002, HomeServices acquired a 50% interest in Prudential California Realty's mortgage operations.

In August 2002, HomeServices entered into a contract to acquire RealtySouth in Birmingham, Alabama for $23.9 million plus net working capital and certain other adjustments. For the year ended December 31, 2001, RealtySouth and it subsidiaries had revenue of approximately $60 million on 13,000 closed sides representing $2.0 billion of sales volume.

CalEnergy Gas Disposal

In May 2002, CalEnergy Gas, an indirect wholly owned subsidiary of the Company, executed the sale of several of its U.K. natural gas assets to Gaz de France for (pound)137.0 million (approximately $200 million). As part of the sale, Gaz de France acquired four natural gas-producing fields located in the southern basin of the U.K. North Sea. Those fields included Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CalEnergy Gas.

Accounts Receivable Sold

In 1997, MidAmerican Energy entered into a revolving agreement, which expires in October 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sells receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of June 30, 2002, the revolving cash balance was $36 million and the amount outstanding under the subordinated note was $55.8 million. The agreement is structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation will be entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the Company's consolidated balance sheets. As of June 30, 2002, $93.0 million of accounts receivable, net of reserves, were sold under the agreement.

Construction

Zinc Recovery Project

CalEnergy Minerals LLC is constructing the Zinc Recovery Project. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in 2002. Total project costs of the Zinc Recovery Project are expected to be approximately $224.9 million, net of damages, which is being funded by $140.5 million of debt and the balance from funds provided by the parent company. The Zinc Recovery Project has incurred $192.8 million, net of damages, of such costs through June 30, 2002.

MidAmerican Energy

MidAmerican Energy's primary need for capital is utility construction expenditures. For the first six months of 2002, utility construction expenditures totaled $136 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

Forecasted utility construction expenditures, including allowances for funds used during construction are $382 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Through 2007, MidAmerican Energy plans to develop and construct two electric generating plants in Iowa. Participation by others in a portion of the second plant is being discussed. Excluding amounts related to any others who may participate in the second plant, MidAmerican Energy expects to invest approximately $1.2 billion in the two plants, including the cost of related transmission facilities and allowance for funds used during construction. The two plants may provide approximately 950 megawatts of generating capacity for MidAmerican Energy depending on management's on-going assessment of needs and related factors.

The first project is a 500-megawatt natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy has received a certificate from the Iowa Utilities Board allowing it to construct the plant. In accordance with an Iowa law passed in 2001, MidAmerican Energy had sought Iowa Utilities Board approval for the ratemaking principles that will govern recovery of costs related to the construction of the plant. On May 29, 2002, the Iowa Utilities Board issued an order that provides the ratemaking principles for the gas-fired plant. As a result of that order, MidAmerican Energy is proceeding with construction of the plant. It is anticipated that the first phase of the project will be completed in 2003 with the remainder being completed in 2005. MidAmerican Energy expects to make filings for certificate and approval of ratemaking principles for the second project during the third quarter of 2002.

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

Kern River Expansion

On July 17, 2002, Kern River received approval from FERC to construct, own and operate a major expansion to its pipeline system (the "Expansion Project"). The Expansion Project will loop most of Kern River's existing mainline, construct three new compressor stations and upgrade or modify Kern River's six existing compressor stations. The Expansion Project, which is expected to be completed and operational by May 2003, will increase Kern River's capacity by approximately 900 MMcf per day. Service will be provided under long-term contracts subject to incremental rates. The estimated cost of the expansion is approximately $1.2 billion that will be financed by new loan facilities of $875 million to be issued by Kern River and the remaining balance will be financed by other corporate funds.

Northern Natural Gas Company Acquisition

On July 29, 2002 the Company announced that it has reached a definitive agreement with Dynegy Inc. to acquire 100 percent ownership of Northern Natural Gas Company for $928 million in cash and the assumption of $950 million in debt.

Northern Natural Gas is a 16,600-mile interstate pipeline stretching from southwest Texas to the upper Midwest. With a design capacity of 4.4 billion cubic feet of natural gas per day, Northern Natural Gas accesses natural gas supply from many of the larger producing regions in North America including the Rocky Mountains, Hugoton, Permian, Anadarko and Western Canadian basins. The system provides transportation and storage services to approximately 70 utility customers and numerous industrial customers in the upper Midwest.

Northern Natural Gas also provides cross-haul and grid transportation between other interstate and intrastate pipelines in Permian, Anadarko, Hugoton and Midwest areas. It operates three natural gas storage facilities with a capacity of 59 billion cubic feet and two liquefied natural gas peaking units.

The Company expects to fund the purchase by issuing Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to Berkshire Hathaway and its affiliates. The acquisition is subject to Hart-Scott-Rodino clearance and is expected to close in August 2002.

Cooper Contract Restructuring

On July 31, 2002, MidAmerican Energy and NPPD signed a Settlement Agreement and Release on the restructuring of the power purchase contract for Cooper. Under the terms of the Settlement Agreement and Release, MidAmerican Energy will pay NPPD through December 31, 2004, a scheduled amount per unit for one-half of the accredited capacity of Cooper and the greater of one-half the energy from Cooper or a minimum guaranteed amount of energy representing 380 megawatts at an 85% capacity factor for the respective hours in each year. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through June 30, 2002, $18.3 million had been accrued and retained by MidAmerican Energy in this separate fund. In conjunction with the contract restructuring, MidAmerican Energy plans to recognize the $39.1 million cash payment and the $18.3 million in decommissioning funds into income based on the estimated energy expected to be received for the remainder of the contract.

Finally, both parties agreed to release each other from any and all claims, past or present, each might have under the power purchase contract prior to being restructured and file to dismiss the litigation currently pending in U.S. District Court.

Under the terms of MidAmerican Energy's power purchase contract with NPPD prior to its restructuring, MidAmerican Energy paid NPPD one-half of the fixed and operating costs of Cooper, excluding depreciation but including debt service, and MidAmerican Energy's share of the nuclear fuel cost, including Department of Energy disposal fees, based on energy delivered. In addition, prior to December 2000, MidAmerican Energy contributed toward payment of one-half of Cooper's project decommissioning costs based on an assumed 2004 shutdown of the plant.

Domestic Rate Matters: Electric

On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. On June 12, 2002, the Iowa Utilities Board issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On July 15, 2002, MidAmerican Energy and the Office of Consumer Advocate filed a proposed settlement agreement with the Iowa Utilities Board. The proposed settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers. The new rates would be effective for usage on and after the date the Iowa Utilities Board approves tariffs implementing the proposed settlement agreement and would be frozen for two years thereafter. MidAmerican Energy expects the Iowa Utilities Boards' decision on approving the proposed settlement agreement in the fourth quarter of 2002.

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

Kern River has 18 long-term firm transportation service agreements with 17 shippers for 100% of the 2003 Expansion Project's capacity. The term for all these service agreements is either 10 or 15 years from when transportation services of the Expansion Project commence.

Environmental Matters:  Domestic

The U.S. Environmental Protection Agency, or EPA, and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. Investigations of the sites are at various stages, and MidAmerican Energy has conducted ten removal actions to date. MidAmerican Energy is continuing to evaluate several of the sites to determine the appropriate site remedies, if any, necessary to obtain site closure from the agencies.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $20 million to $68 million. MidAmerican Energy's estimate of the probable cost for these sites as of June 30, 2002 was $20 million. The estimate consists of $2 million for investigation costs, $6 million for remediation costs, $10 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

The estimate of probable remediation costs is established on a site-specific basis. Initially, a determination is made as to whether MidAmerican Energy has potential remedial liability for the site and whether information exists to indicate that contaminated wastes remain at the site. When a potential remedial liability exists, the best estimate of projected site closure costs are accrued. The estimates are evaluated and revised quarterly as appropriate based on additional information obtained during investigation and remedial activities. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort and oversight by the appropriate regulatory authority, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liability could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board, and are recorded as a regulatory liability. Additionally, as viable potentially responsible parties are identified, those parties are evaluated for potential contributions, and cost recovery is pursued when appropriate.

The Illinois Commerce Commission has approved the use of a tariff rider that permits recovery of the actual costs of litigation, investigation and remediation relating to decommissioned manufactured gas plant sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, United States Supreme Court upheld the constitutionality of the standards, through remanding the issue of implementation of the ozone standard to the EPA. The EPA is moving forward with analyzing existing monitored data and determining attainment status.

The impact of the new standards on the Company is currently unknown. MidAmerican Energy's generating stations may be subject to emission reductions if the stations are located in nonattainment areas or contribute to nonattainment areas in other states. As part of an overall state plan to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its generating stations or decrease the number of hours during which these stations operate.

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the Plan) was filed with the Iowa Utilities Board on April 1, 2002, in accordance with state law. MidAmerican Energy expects the Iowa Utilities Board to rule on the prudence of the Plan in the fourth quarter of 2002. MidAmerican Energy is required to file Plan updates at least every two years.

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

Following the expiration of the 2001 settlement agreement on December 31, 2005, the Plan proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracker mechanisms for cost recovery of renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's electric regulated rates.

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

Standard Electricity Market Design

On July 31, 2002, FERC announced commencement of a notice of proposed rulemaking, which FERC has characterized as portending "sweeping changes" to the use and expansion of the interstate transmission and the wholesale bulk power systems in the United States. The proposal includes numerous fundamental changes in the regulation of transmission and generation facilities "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to FERC's chairman. FERC does not envision that a final rule will be fully implemented until September 30, 2004, and it has asked for industry input on several dozen questions with respect to its 600-plus page preamble and proposed rule. The Company has not completed its initial evaluation of the proposed rule, and recognizes the final rule could vary considerably from the initial proposal. Thus, the likely impact of the new FERC initiative on the Company's transmission and generation businesses is unknown.

Regulatory Environment:  Philippines

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 which is aimed at restructuring the power industry, privatization of the NPC and introduction of a competitive electricity market, among others. The passage of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (along with 4 other projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. CE Luzon Geothermal Power Company, Inc., an indirectly owned subsidiary of the Company, CE Cebu Geothermal Power Company, Inc., an indirect wholly owned sub-sidiary of the Company, and Visayas Geothermal Power Company, an indirect wholly owned subsidiary of the Company, (collectively, along with CE Casecnan, the "Philippine Projects") have reportedly been identified as raising financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Govern-ment may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company. Company representatives, together with certain current and former government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which raised questions and made allegations with respect to CE Casecnan's tariff structure and implementation. CE Casecnan expects that these hearings will continue, although their exact scope and nature is difficult to assess. CE Casecnan has and intends to continue to respond to such questions and the Company intends to vigorously defend the Philippine Projects against any allegations which may be made. The Company believes that allegations, if any, made with respect to the Philippine Projects to be without merit. To the extent disputes arise under the Philippine Projects' agreements with respect to the Philippines Projects' obligations, rights and remedies thereunder, such disputes will be determined by international arbitration in a neutral forum conducted in accordance with the rules of the International Chamber of Commerce or UNCITRAL, as the case may be.

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

As a result of a restructuring of the power purchase contract between MidAmerican Energy and NPPD, MidAmerican Energy will no longer be accruing for decommissioning costs for the Cooper Nuclear Station. Refer to Note 13B of the Company's Notes to Consolidated Financial Statements for a discussion of the contract restructuring.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible, long-lived assets, and the associated asset retirement costs. This pronouncement is effective for years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have any impact on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

In addition to the proceedings described in Note 12 in the notes to the consolidated financial statements, the Company and its subsidiaries are currently parties to various minor items of litigation or arbitration, none of which, if determined adversely, would have a material adverse effect on the Company.

Item 2  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3  Defaults on Senior Securities.

         Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5  Other Information.

         Not applicable.

Item 6  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         On June 26, 2002, the Company filed a Form 8-K, dated June 21, 2002, stating that Kern River Gas Transmission Company, an indirect subsidiary of the Company, closed on a bank loan facility providing for aggregate loans of up to $875 million to be used for the construction of the Kern River 2003 Expansion Project.

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



                                             MIDAMERICAN ENERGY HOLDINGS COMPANY
                                             -----------------------------------
                                                        (Registrant)






Date:  August 14, 2002                       /s/  Patrick J. Goodman
                                             -----------------------------------
                                             Patrick J. Goodman
                                             Senior Vice President & Chief
                                               Financial Officer