Form 10-Q
period 2002-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2002-11-14
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the transition period from
                           ____________ to___________.



                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

             (Exact name of registrant as specified in its charter)

                Iowa                                         94-2213782
----------------------------------------               --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   666 Grand Avenue, Des Moines, IA                           50309
-----------------------------------------              ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (515) 242-4300
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


All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of November 13, 2002, 9,281,087 shares of common stock were outstanding.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information


                                                                        Page No.
ITEM 1.       Financial Statements

              Independent Accountants' Report...........................    3

              Consolidated Balance Sheets...............................    4

              Consolidated Statements of Operations.....................    5

              Consolidated Statements of Cash Flows.....................    6

              Notes to Consolidated Financial Statements................    7

ITEM 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........   22

ITEM 4        Controls and Procedures...................................   40



Part II:  Other Information

ITEM 1.       Legal Proceedings.........................................   41
ITEM 2.       Changes in Securities and Use of Proceeds.................   41
ITEM 3.       Defaults on Senior Securities.............................   41
ITEM 4.       Submission of Matters to a Vote of Security Holders.......   41
ITEM 5.       Other Information.........................................   41
ITEM 6.       Exhibits and Reports on Form 8-K..........................   41

Signatures    ..........................................................   42

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 27, 2002 as to Notes 20.A. and 21 and August 2, 2002 as to Note 23), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 8, 2002

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             As of
                                                              -------------------------------------
                                                                  September 30,       December 31,
                                                                      2002                2001
                                                                 ----------------    ----------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $    662,061        $   386,745
   Restricted cash and short-term investments                            56,466             30,565
   Accounts receivable                                                  549,656            310,030
   Inventories                                                          132,153            135,822
   Other current assets                                                 187,773            106,124
                                                                    -----------        -----------
       Total current assets                                           1,588,109            969,286

Property, plant, contracts and equipment, net                         9,168,940          6,537,371
Excess of cost over fair value of net assets acquired, net            4,223,198          3,638,546
Regulatory assets                                                       538,134            221,120
Other investments                                                       444,183            174,185
Equity investments                                                      274,198            261,432
Deferred charges and other assets                                       747,288            824,712
                                                                    -----------        -----------
Total Assets                                                        $16,984,050        $12,626,652
                                                                    ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
   Accounts payable                                                 $   381,983        $   266,027
   Accrued interest                                                     201,082            130,569
   Accrued taxes                                                         93,028             88,973
   Other accrued liabilities                                            525,750            308,924
   Short-term debt                                                      642,031            256,012
   Current portion of long-term debt                                    483,106            317,180
                                                                    -----------        -----------
       Total current liabilities                                      2,326,980          1,367,685

Other long-term accrued liabilities                                     612,321            537,495
Parent company debt                                                   1,623,178          1,834,498
Subsidiary and project debt                                           6,388,169          4,754,811
Deferred income taxes                                                 1,297,136          1,284,268
                                                                    -----------        -----------
Total Liabilities                                                    12,247,784          9,778,757
                                                                    -----------        -----------
Deferred income                                                          82,305             85,917
Minority interest                                                         6,012             44,477
Preferred securities of subsidiaries                                     93,619            121,183
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts                          2,062,815            788,151
Subsidiary-obligated mandatorily redeemable
   preferred securities of subsidiary trusts                                  -            100,000

Commitments and contingencies (Note 12)

Shareholders' Equity:
Zero coupon convertible preferred stock - authorized 50,000 sh value, 41,263 and 34,563 shares issued and outstanding at
    September 30, 2002, and December 31, 2001, respectively                   -                  -
Common stock - authorized 60,000 shares, no par value, 9,281 s
   issued and outstanding                                                     -                  -
Additional paid-in capital                                            1,956,509          1,553,073
Retained earnings                                                       510,766            223,926
Accumulated other comprehensive income (loss)                            24,240            (68,832)
                                                                    -----------        -----------
Total Shareholders' Equity                                            2,491,515          1,708,167
                                                                    -----------        ------------
Total Liabilities and Shareholders' Equity                          $16,984,050        $12,626,652
                                                                    ===========        ===========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months                  Nine Months
                                                     Ended September 30           Ended September 30
                                                     ------------------           ------------------
                                                     2002           2001           2002         2001
                                                   ----------   -----------    ----------    ----------

Revenues:
   Operating revenue                               $1,238,463    $1,076,786    $3,404,533    $3,756,931
   Income on equity investments                        10,939         6,332        29,863        23,622
   Interest and other income                           32,714       223,941       115,348       262,522
                                                   ----------    ----------    ----------    ----------
Total revenues                                      1,282,116     1,307,059     3,549,744     4,043,075
                                                   -----------   ----------    -----------   ----------

Costs and expenses:
   Cost of sales                                      443,144       472,964     1,283,238     2,010,164
   Operating expense                                  343,303       293,867       948,913       844,776
   Depreciation and amortization                      129,362       122,686       386,531       395,253
   Interest expense                                   168,450       119,809       462,998       362,163
   Less interest capitalized                           (9,152)      (19,877)      (24,128)      (72,010)
                                                   -----------   ----------    ----------    ----------

Total costs and expenses                            1,075,107       989,449     3,057,552     3,540,346
                                                   ----------    ----------    ----------    ----------

Income before provision for income taxes              207,009       317,610       492,192       502,729

Provision for income taxes                             26,788       241,873        80,226       296,088
                                                   ----------    ----------    ----------    ----------

Income before minority interest                       180,221        75,737       411,966       206,641

Minority interest                                      45,344        27,796       105,166        79,952
                                                   ----------    ----------    ----------    ----------

Income before cumulative effect of change in
   accounting principle                               134,877        47,941       306,800       126,689

Cumulative effect of change in accounting
   principle, net of tax                                    -             -             -        (4,604)
                                                   ----------    ----------    ----------     ---------

Net income available to common and preferred
   shareholders                                    $  134,877    $   47,941    $  306,800     $ 122,085
                                                   ==========    ==========    ==========     =========

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended September 30
                                                                            ------------------------------
                                                                            2002                        2001
                                                                        -------------                -----------

Cash flows from operating activities:
Net income......................................................   $      306,800               $      122,085
Adjustments to reconcile to net cash flows from
   operating activities:
Cumulative effect of change in accounting principle, net of tax.                -                        4,604
Gains on disposals..............................................          (57,480)                    (221,108)
Depreciation and amortization...................................          386,531                      282,125
Amortization of excess of cost over fair value of
   net assets acquired..........................................                -                       74,728
Amortization of deferred financing costs and other costs........           32,589                       15,542
Provision for deferred income taxes.............................           40,518                      236,901
Undistributed earnings on equity investments....................          (14,828)                     (23,622)
Changes in other items:
   Accounts receivable..........................................          (76,621)                     607,287
   Other current assets.........................................           47,493                       23,381
   Accounts payable and accrued liabilities.....................          (15,193)                    (389,295)
   Accrued interest.............................................           79,548                       78,391
   Accrued taxes................................................          (43,963)                     (25,733)
   Deferred income..............................................           (2,612)                       5,704
                                                                     ------------                 ------------
Net cash flows from operating activities........................          682,782                      790,990
                                                                     ------------                 ------------

Cash flows from investing activities:
Acquisition of Kern River, net of cash acquired.................         (419,724)                           -
Acquisition of Northern Natural Gas, net of cash acquired.......         (899,249)                           -
Acquisition of Yorkshire Electricity, net of cash acquired......           (8,380)                     (36,860)
Proceeds from sale of Northern Supply...........................                -                      377,396
Purchase of convertible preferred securities....................         (275,000)                           -
Capital expenditures relating to operating projects.............         (328,544)                    (242,337)
Construction and other development costs........................         (450,206)                    (134,625)
Receipt of liquidated damages on construction projects..........                -                       29,648
Proceeds from sale of assets....................................          210,767                       10,500
Purchase of minority interests..................................          (33,262)                     (29,276)
Acquisition of realty companies, net of cash acquired...........         (102,699)                     (32,565)
Change in restricted investments................................           16,746                       17,924
Change in other assets..........................................           25,895                       (8,502)
                                                                     ------------                 ------------
Net cash flows from investing activities........................       (2,263,656)                     (48,697)
                                                                     ------------                 ------------

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock...........          402,000                            -
Proceeds from issuance of trust preferred securities............        1,273,000                            -
Net repayment of short-term subsidiary debt.....................          (77,585)                    (160,288)
Net proceeds from short-term parent company debt................           13,500                       64,500
Repayment of subsidiary and project debt........................         (377,644)                    (278,867)
Proceeds from subsidiary and project debt.......................          780,142                      200,000
Redemption of preferred securities of subsidiaries..............         (127,613)                     (14,616)
Change in restricted investments-debt service...................          (25,901)                      (6,585)
Other...........................................................          (44,999)                      (2,105)
                                                                     ------------                 ------------
Net cash flows from financing activities........................        1,814,900                     (197,961)
                                                                     ------------                 ------------

Effect of exchange rate changes on cash.........................           41,290                        1,689
                                                                     ------------                 ------------

Net increase in cash and cash equivalents.......................          275,316                      546,021
Cash and cash equivalents at beginning of period................          386,745                       38,152
                                                                     ------------                 ------------
Cash and cash equivalents at end of period......................     $    662,061                 $    584,173
                                                                     ============                 ============

Interest paid, net of amount capitalized........................     $    404,288                 $    222,991
                                                                     ============                 ============
Income taxes paid...............................................     $     55,437                 $     43,632
                                                                     =============                ============

The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and the related consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of MidAmerican Energy Holdings Company and its wholly and majority owned subsidiaries. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence, are accounted for under the equity method. Investments where the Company's ability to influence is limited are accounted for under the cost method of accounting.

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

2.   Acquisitions

Kern River

On March 27, 2002, the Company closed on a definitive agreement with The Williams Companies, Inc. ("Williams") to acquire Williams' Kern River Gas Transmission Company ("Kern River"), a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah.

The Kern River pipeline is an important route for the transmission of natural gas from the vast reserves in the Rocky Mountain states to the rapidly growing markets in Utah, Nevada and California. Constructed in 1992, the Kern River pipeline extends from Opal, Wyoming, to the San Joaquin Valley near Bakersfield, California, and has a design capacity of 845 million cubic feet per day.

The Company paid $419.7 million, net of cash acquired of $7.7 million and transaction costs and working capital adjustments, for Kern River's gas pipeline business. At the time of the acquisition, Kern River had $505 million of indebtedness, the unamortized portion of which remains outstanding. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Kern River are included in the Company's results beginning March 27, 2002.

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

In connection with the acquisition of Kern River, the Company issued $323.0 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due March 12, 2012 with scheduled principal payments beginning in 2005 and $127.0 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

Northern Natural Gas Company

On August 16, 2002, the Company closed on a definitive agreement with Dynegy Inc. ("Dynegy") to acquire Dynegy's Northern Natural Gas Company ("Northern Natural Gas"), a 16,600-mile interstate pipeline extending from southwest Texas to the upper Midwest region of the United States.

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

Northern Natural Gas also provides cross-haul and grid transportation between other interstate and intrastate pipelines in Permian, Anadarko, Hugoton and Midwest areas. It operates three natural gas storage facilities and two liquefied natural gas peaking units for a total storage capacity of 59 billion cubic feet and peak delivery capability of over 1.3 billion cubic feet of natural gas per day.

The Company paid $899.2 million for Northern Natural Gas, net of cash acquired of $1.4 million and transaction costs and working capital adjustments. At the time of the acquisition, Northern Natural Gas had $950 million of debt outstanding. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the working capital negotiations and the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Northern Natural Gas are included in the Company's results beginning August 16, 2002.

The recognition of excess of cost over fair value of net assets acquired resulted from various attributes of Northern Natural Gas' operations and business in general. These attributes include, but are not limited to:

    o   High credit quality shippers contracting with Northern Natural Gas;
    o   Northern Natural Gas' strong competitive position;
    o   Strategic location in the high demand Upper Midwest markets;
    o   Flexible access to an ample supply of low-cost gas;
    o   Exceptional operating track record; and
    o   Opportunities for expansion.

In connection with the acquisition of Northern Natural Gas, the Company issued $950.0 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due August 31, 2011, with scheduled principal payments beginning in 2003, to Berkshire Hathaway.

The following pro forma financial information of the Company represents the unaudited pro forma results of operations as if the Kern River and Northern Natural Gas acquisitions, the related financings and the Yorkshire Swap, as described in Note 3 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001, had occurred at the beginning of each year. These pro forma results have been prepared for comparative purposes only and do not profess to be indicative of the results of operations which would have been achieved had these transactions been completed at the beginning of each year, nor are the results indicative of the Company's future results of operations (in thousands).


                                                           Three Months               Nine Months
                                                       Ended September 30         Ended September 30
                                                       ------------------         ------------------
                                                       2002         2001          2002         2001
                                                    ----------   ----------    ----------   ----------

   Revenue........................................  $1,204,513   $1,050,104    $3,888,873   $3,849,034
   Income before cumulative effect of
     change in accounting principle...............     126,389       71,421       310,359      185,154
   Net income available to common and
     preferred shareholders.......................     126,389       71,421       310,359      180,550

3.     CalEnergy Gas Disposal

In May 2002, CalEnergy Gas, an indirect wholly owned subsidiary of the Company, executed the sale of several of its U.K. natural gas assets to Gaz de France for (pound)137.0 million (approximately $200 million). CalEnergy Gas sold four natural gas-producing fields located in the southern basin of the U.K. North Sea, including Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CalEnergy Gas. As a result of the sale, the Company's nine month results ending September 30, 2002 include pre-tax and after-tax income of $54.3 million and $41.3 million, respectively, which includes a write off of non-deductible goodwill of $49.6 million. The three month results ending September 30, 2002 include $21.1 million in tax benefits related to the sale.

4.   Property, Plant, Contracts and Equipment, Net

Property, plant, contracts and equipment, net comprise the following (in thousands):

                                                               September 30,        December 31,
                                                                    2002                2001
                                                               --------------       ------------
Operating assets:
Utility generation, distribution and transmission
  systems ................................................      $10,102,855         $7,574,339
Independent power plants .................................        1,406,345          1,402,102
Utility non-operational assets............................          363,910            354,366
Power sales agreements....................................           19,185             48,185
Realty company assets.....................................           73,785             51,150
Other assets..............................................           54,197             53,876
                                                                -----------         ----------
Total operating assets....................................       12,020,277          9,484,018
Less accumulated depreciation and amortization............       (3,995,916)        (3,650,875)
                                                                -----------         ----------
Net operating assets......................................        8,024,361          5,833,143
Mineral and gas reserves and exploration assets, net......          280,722            387,697
Construction in progress:
     Zinc Recovery Project................................          213,923            163,366
     Utility generation, distribution and transmission
             systems......................................          253,945            149,225
     Kern River natural gas pipeline expansion............          389,321                  -
     Other................................................            6,668              3,940
                                                                -----------         ----------

               Total                                             $9,168,940         $6,537,371
                                                                 ==========         ==========

Zinc Recovery Project

CalEnergy Minerals, LLC, an indirect wholly owned subsidiary of the Company, is constructing the Zinc Recovery Project. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence commercial operations in 2002. Total project costs of the Zinc Recovery Project are expected to be approximately $244 million, net of damages received from Kvaerner, which is being funded by $140.5 million of debt and the balance from funds provided by the parent company. The Zinc Recovery Project has incurred $213.9 million, net of damages, of such costs through September 30, 2002.

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

The first project is a 500-megawatt (based on expected accreditation) natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. MidAmerican Energy has received a certificate from the Iowa Utilities Board allowing it to construct the plant. Also, on May 29, 2002, the Iowa Utilities Board issued an order that provides the ratemaking principles for the gas-fired plant, thus limiting the regulatory risk of constructing the plant. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant. It is anticipated that the first phase of the project will be completed in 2003, resulting in an additional 310 megawatts of accredited capacity, with the remainder being completed in 2005.

Kern River natural gas pipeline expansion

On July 17, 2002, Kern River received approval from FERC to construct, own and operate a major expansion to its pipeline system (the "2003 Expansion Project"). The 2003 Expansion Project will loop most of Kern River's existing mainline, construct three new compressor stations and upgrade or modify Kern River's six existing compressor stations. The 2003 Expansion Project, which is expected to be completed and operational by May 2003, will increase Kern River's capacity by approximately 900 MMcf per day. Service will be provided under long-term contracts subject to incremental rates. The estimated cost of the expansion is approximately $1.2 billion.

5.   Other Investments

On March 27, 2002, the Company invested $275.0 million in Williams in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. Dividends are scheduled to be received quarterly, which commenced July 1, 2002. This investment is accounted for under the cost method. The Company is aware that there have been public announcements that Williams' financial condition has deteriorated as a result of reduced liquidity. Williams' senior unsecured debt obligations are currently rated B1 by Moody's, B by Standard & Poor's and B- by Fitch. The Company has not recorded an impairment on this investment as of September 30, 2002, and is monitoring the situation.

In connection with this investment, the Company issued $275.0 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

6.   Teesside Power Limited Restructuring

CE Electric UK Funding, an indirect wholly owned subsidiary of the Company, has a 15.4% interest in Teesside Power Limited ("TPL"). TPL owns and operates an 1,875MW combined cycle gas-fired power plant. Shareholders in TPL had previously utilized TPL's taxable losses with an obligation to reimburse TPL later in the project's life. In May 2002, TPL executed a restructuring and stabilization agreement with its lenders. The contract included an agreement between TPL and its shareholders with respect to the waiver of these repayment obligations. In May 2002, CE Electric UK Funding released $35.7 million due to the repayment obligation being waived which is reflected as a current tax benefit in the provision for income taxes.

7.   Real Estate Company Acquisitions

During 2002, HomeServices separately acquired three real estate companies for an aggregate purchase price of approximately $100 million, net of cash acquired, plus working capital and certain other adjustments. For the year ended December 31, 2001, these real estate companies had combined revenue of approximately $356 million on 42,000 closed sides representing $13.7 billion of sales volume. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on 2002 financial performance measures. These purchases were financed using HomeServices' $65 million revolving credit facility and MidAmerican Energy Holdings Company's corporate revolver for $40 million, which was contributed to HomeServices as equity. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired.

8.   Debt issuances and redemptions

On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% notes due in 2031. The proceeds are being used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed all $100 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

On May 1, 2002, MidAmerican Energy reacquired all $26.7 million of its $7.80 series of preferred securities. The first $13.3 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.4 million was redeemed at 103.9% of the principal amount plus accrued dividends.

On June 21, 2002, Kern River closed on a bank loan facility providing for aggregate loans of up to $875 million to be used for the construction of the Kern River 2003 Expansion Project. The facility, which matures 15 years after the 2003 Expansion Project commences operation, has a variable interest rate which increases over the term of the facility from 1.375% to 4.5% over LIBOR. Kern River has drawn $384.9 million on this facility as of September 30, 2002.

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

10.  Accounting Pronouncements and Reporting Issues

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. The Company's related amortization consists of goodwill amortization and the related income tax effect. Following is a reconciliation of net income as originally reported for the periods ended September 30, 2002 and 2001, to adjusted net income (in thousands):


                                                    Three Months              Nine Months
                                                 Ended September 30       Ended September 30
                                                 ------------------       ------------------
                                                   2002        2001        2002         2001
                                                ---------   ---------   ---------    ---------

       Net income as originally reported......  $ 134,877   $  47,941   $ 306,800    $ 122,085
       Goodwill amortization..................          -      24,739           -       74,728
       Income tax benefit.....................          -        (503)          -       (1,504)
                                                ---------   ---------   ---------    ---------
       Net income as adjusted.................  $ 134,877   $  72,177   $ 306,800    $ 195,309
                                                =========   =========   =========    =========

In accordance with SFAS No. 142, the Company has determined its reporting units and has completed the initial impairment testing of goodwill primarily using a discounted cash flow methodology. No impairment was indicated as a result of the initial impairment testing. See Note 14 for allocation of goodwill to reporting units.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (ARO) is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002, did not have any impact on the Company's consolidated financial statements.

The Emerging Issues Task Force (EITF) recently issued EITF Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17." In accordance with EITF No. 02-3, all gains and losses on energy trading contracts must be reported net on the income statement, effective for reporting periods ending after July 15, 2002, with all prior periods presented being reclassified to a consistent presentation. MidAmerican Energy's nonregulated wholesale gas and electric marketing activities qualify as "energy trading" contracts under the guidance of EITF No. 98-10. In accordance with EITF Issue No. 02-3, effective September 30, 2002, for MidAmerican Energy, all trading revenues are reported net of the cost of such sales. Previously, such amounts were recorded gross. All prior periods have been reclassified to conform to the net presentation.

11.   Comprehensive Income

The differences from net income to total comprehensive income for the Company are due to foreign currency translation adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income for the nine months ended September 30, 2001, includes a transition loss of $3.3 million related to the initial adoption of SFAS No. 133. Total comprehensive income for the Company is shown in the table below (in thousands).


                                                        Three Months           Nine Months
                                                     Ended September 30    Ended September 30
                                                     ------------------    ------------------
                                                       2002      2001        2002      2001
                                                    ---------  ---------  ---------  ---------

  Net income..................................      $ 134,877  $  47,941  $ 306,800  $ 122,085
  Other comprehensive income-
     Foreign currency translation.............         39,437     31,791    120,905    (16,681)
     Marketable securities, net of tax........            332     (7,683)    (3,337)    (5,816)
     Cash flow hedges, net of tax.............         (3,694)    (3,897)   (24,496)    32,598
                                                    ---------  ---------  ---------   --------
  Total comprehensive income..................      $ 170,952  $  68,152  $ 399,872  $ 132,186
                                                    =========  =========  =========  =========

12.  Commitments and Contingencies

A.    Financial Condition of Edison

Southern California Edison Company ("Edison"), a wholly owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million due under the power purchase agreement with CE Generation affiliates for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the CE Generation affiliates had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001. The final payment of the past due amounts was received from Edison on March 1, 2002. Following the receipt of Edison's payment of past due balances, the CE Generation affiliates released the remaining allowance for doubtful accounts.

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

The receipt of the new working schedule did not change the Guaranteed Substantial Completion Date under the Construction Contract, and the Contractor was still contractually obligated either to complete the Casecnan Project by March 31, 2001, or to pay liquidated damages for the delay in completion. The Casecnan Project entered into commercial operations on December 11, 2001. In 2002, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce seeking an extension of the Guaranteed Substantial Completion Date by up to 153 days through August 31, 2001, resulting from various alleged force majeure events. In its March 20, 2001, Supplement to Request for Arbitration, the Contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation on December 11, 2001, amounted to a repudiation of the Construction Contract and has filed a claim for unspecified quantum meruit damages. The Contractor also has alleged that the delay liquidated damages clause in the EPC Contract is unenforceable as a penalty. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the Contractor's claims. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce. Although the outcome of the arbitration, as with any litigious proceedings, is difficult to access, CE Casecnan believes it will prevail and receive additional liquidated damages in the arbitration.

On June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. On April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to a final arbitration award. Hearings on the force majeure claims were held in London from July 2 to 14, 2001, and hearings on the Contractor's April 20, 2001, supplement were held from September 24 to October 3, 2001. Further hearings were held from January 21 to February 1, 2002 and from March 14 to 19, 2002. From November 4 to 6, 2002, hearings were held on the Contractor's claim with respect to the alleged unenforceability of the delay liquidated damages clause. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitral panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. All of the Contractor's other claims that have been heard by the arbitral tribunal were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims are scheduled for January 20 to 23 and 28 to 31, 2003. These claims, and the alleged unenforceability of the delay liquidated damages clause, have not been ruled on by the arbitration tribunal.

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

D.   Casecnan NIA Arbitration

In August 2002, CE Casecnan commenced arbitration against the National Irrigation Administration ("NIA") in connection with the Casecnan Project by serving it with a Request for Arbitration under International Chamber of Commerce rules (the "Request for Arbitration"). In the Request for Arbitration, CE Casecnan claimed that NIA has breached its obligations under the Casecnan

Project Agreement by failing to reimburse CE Casecnan for certain tax payments and by failing to pay the portion of the Water Delivery Fee under the Casecnan Project Agreement attributable to certain tax payments. The Casecnan Project Agreement provides for arbitration in accordance with International Chamber of Commerce rules by a panel of three arbitrators in Singapore. CE Casecnan is awaiting NIA's formal answer to the Request for Arbitration. CE Casecnan intends to vigorously pursue its claims in these proceedings.

E.      Malitbog Arbitration

VGPC and PNOC-EDC have been negotiating with respect to certain disputes concerning the Malitbog energy conversion agreement ("ECA") but have been unable to reach a mutually acceptable resolution. Accordingly, on October 16, 2000, VGPC commenced arbitration against PNOC-EDC by serving it with a Notice of Arbitration and Statement of Claim (the "Notice of Arbitration"). In the Notice of Arbitration, VGPC claimed that PNOC-EDC breached the Malitbog ECA by improperly characterizing certain No Fault Outages as Forced Outage Hours and then deducting them from the total number of hours each month. On December 22, 2000, VGPC filed an Amended Statement of Claim pursuant to which VGPC added a claim that PNOC-EDC breached the Malitbog ECA by refusing to accept VGPC's specified Nominated Capacity for contract years July 25, 1999 to July 25, 2000, and July 25, 2000 to July 25, 2001. A Second Amended Statement of Claim was filed on March 9, 2001, to add the Scheduled Maintenance issue. VGPC is vigorously pursuing its claims in this proceeding. Hearings were conducted from June 24, 2002, to July 5, 2002, in Sydney, Australia, and the Company expects a ruling on these hearings in the fourth quarter of 2002.

F.      Mahanagdong Arbitration

On September 25, 2002, CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), an indirect majority owned subsidiary of the Company, commenced arbitration against PNOC-EDC by serving it with a Request for Arbitration (the "Request for Arbitration") under International Chamber of Commerce rules. In the Request for Arbitration, CE Luzon claimed that PNOC-EDC breached the Mahanagdong ECA by refusing to accept CE Luzon's specified Nominated Capacity for contract years July 25, 2001 to July 25, 2002 and July 25, 2002 to July 25, 2003. CE Luzon is awaiting PNOC-EDC's formal answer. CE Luzon intends to vigorously pursue its claims in these proceedings.

G.     Regulatory Environment:  Philippines

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001, which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (along with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog, and Mahanagdong projects, which, together with the Casecnan Project, collectively the "Philippine Projects", have also reportedly been identified as raising financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard are not known. To the extent disputes arise under the Philippine Projects' agreements with respect to the Philippines Projects' obligations, rights and remedies thereunder, such disputes will be determined by international arbitration in a neutral forum conducted in accordance with the rules of the International Chamber of Commerce or UNCITRAL, as applicable.

Representatives of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan"), a Philippine corporation, together with certain current and former Philippine government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which has independently raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further hearings are scheduled at this time. CE Casecnan has and intends to continue to respond to such questions and to vigorously defend the Casecnan Project against any allegations, which may be made. CE Casecnan believes the allegations made with respect to the Casecnan Project to be without merit.

H.   Cooper Litigation

On July 23, 1997, Nebraska Public Power District ("NPPD") filed a complaint, in the United States District Court for the District of Nebraska, naming MidAmerican Energy as the defendant and seeking declaratory judgment as to issues under the parties' long-term power purchase agreement for Cooper Nuclear Station ("Cooper") capacity and energy.

On July 31, 2002, MidAmerican Energy and NPPD signed an agreement on the restructuring of the power purchase contract for Cooper. Under the terms of the restructured contract, MidAmerican Energy will pay NPPD through December 31, 2004, a scheduled amount per unit for 380 megawatts of the accredited capacity of Cooper and a minimum of approximately 1.2 million megawatt-hours (MWh) in the last five months of 2002 and approximately 2.5 million MWh in each of 2003 and 2004. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. At the date of the contract restructuring, $18.3 million had been accrued and retained by MidAmerican Energy in this separate fund. In conjunction with the power purchase contract restructuring, MidAmerican Energy is recognizing the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income based on the estimated energy expected to be received for the remainder of the contract.

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

I.     Kvaerner Arbitration

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Zinc Recovery Project EPC Contract"). On June 14, 2001, CalEnergy Minerals, LLC issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations. As a result of Kvaerner's failure to pay monetary obligations under the Zinc Recovery Project EPC Contract, CalEnergy Minerals, LLC drew $29.6 million under the EPC Contract Letter of Credit ("LOC") on July 20, 2001, and claimed the retainage and balance of the contract price. The LOC draw, retainage and balance of the contract price have been accounted for as a reduction of the capitalized costs of the project. CalEnergy Minerals, LLC has entered into a time and materials reimbursable engineer, procure and construction management contract with AMEC E&C Services, Inc. to complete the Zinc Recovery Project.

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

J.     Pipeline Litigation

In 1998, the United States Department of Justice informed the then current owners of Kern River and Northern Natural Gas that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against such entities and certain of their subsidiaries including Kern River and Northern Natural Gas. Mr. Grynberg has also filed claims against numerous other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, civil penalties, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it declined to intervene in any of the Grynberg qui tam cases, including the actions filed against Kern River and Northern Natural Gas in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred the Grynberg qui tam cases, including the ones filed against Kern River and Northern Natural Gas, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint, filed by various defendants including Northern Natural Gas and Williams, which was the former owner of Kern River, were denied on May 18, 2001. In connection with the purchase of Kern River from Williams in March 2002, Williams agreed to indemnify us against any liability for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. No such indemnification was obtained in connection with the purchase of Northern Natural Gas in August 2002. We believe that the Grynberg cases filed against Kern River and Northern Natural Gas are without merit and Williams, on behalf of Kern River pursuant to its agreement to indemnify us, and Northern Natural Gas, intends to defend these actions vigorously.

On June 8, 2001, a number of interstate pipeline companies, including Kern River and Northern Natural Gas, were named as defendants in a nationwide class action lawsuit which had been pending in the 26th Judicial District, District Court, Stevens County Kansas, Civil Department against other defendants, generally pipeline and gathering companies, since May 20, 1999. The plaintiffs allege that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In November 2001, Kern River and Northern Natural Gas, along with the coordinating defendants, filed a motion to dismiss under Rules 9B and 12B of the Kansas Rules of Civil Procedure. In January 2002, Kern River and Northern Natural Gas and most of the coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. The court has yet to rule on these motions. The plaintiffs filed for certification of the plaintiff class on September 16, 2002. Williams has agreed to indemnify us against any liability associated with Kern River for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. Williams, on behalf of Kern River and other entities, anticipates joining with Northern Natural Gas and other defendants in contesting certification of the plaintiff class. Kern River and Northern Natural Gas believe that this claim is without merit and that Kern River's and Northern Natural Gas' gas measurement techniques have been in accordance with industry standards and its tariff.

K.     Pipeline Expansion Guarantee

On July 17, 2002, Kern River received approval from the FERC to construct, own and operate the 2003 Expansion Project. The 2003 Expansion Project will loop most of Kern River's existing mainline, construct three new compressor stations and upgrade or modify Kern River's six existing compressor stations. The 2003 Expansion Project, which is expected to be completed and operational by May 2003, will increase Kern River's capacity by approximately 900mmcf/day. Service will be provided under long-term contracts subject to incremental rates. The estimated cost of the expansion is approximately $1.2 billion, which will be financed with 70% debt and 30% equity, consistent with Kern River's existing capital structure, the application for the FERC approval described above and the limitations contained in the indenture for Kern River's existing secured senior notes.

Construction will initially be funded with the proceeds of an $875 million credit facility entered into by Kern River on June 21, 2002, until 70% of the projected capitalized costs of the 2003 Expansion Project has been spent. The final 30% of the capitalized costs of the 2003 Expansion Project will be funded with equity from the Company. The credit facility is structured as a two-year construction facility followed by a term loan with a final maturity 15 years after completion of the 2003 Expansion Project. However, Kern River presently intends to refinance the credit facility through a bond offering or other capital markets transaction following completion of the 2003 Expansion Project. Prior to completion of the 2003 Expansion Project, the credit facility lenders will have limited recourse to Kern River and its assets and cash flow, and will have recourse to the Company's completion guarantee described below. Following completion of the 2003 Expansion Project, until such time as the Kern River credit facility is refinanced, the lenders under the credit facility will share equally and ratably with the existing Kern River senior secured noteholders in all of the collateral pledged to such senior secured noteholders.

Pursuant to the Company's completion guarantee, it has guaranteed that "completion" of the 2003 Expansion Project will occur on or prior to the earliest of any abandonment by Kern River of the project, the occurrence of certain other acceleration events and June 30, 2004. The potential acceleration events include any downgrading of the Company's public debt rating to below investment grade by either S&P or Moody's unless a satisfactory substitute guarantor assumes the Company's obligations under the completion guarantee within 60 days after any such downgrade; Berkshire Hathaway ceasing to own at least a majority of the outstanding capital stock of the Company; and certain other customary events of default by the Company. In the completion guarantee, the Company has also agreed to cause capital contributions to be made to Kern River in a minimum aggregate amount of at least $375 million by June 30, 2004 or upon any earlier event of abandonment of the project. For purposes of the Company's completion guarantee, the term "completion" is defined in the Kern River credit agreement to mean satisfaction of a number of conditions, the most significant of which include the requirements that the 2003 Expansion Project be substantially complete and operable and able to permit Kern River to perform its obligations under all of the long-term firm gas transportation service agreements entered into in connection with the 2003 Expansion Project; that the shippers under such agreements shall have begun to incur the obligation to pay reservation fees thereunder; and that the FERC shall have authorized Kern River to begin collecting rates under its tariff and its shipper agreements; provided that the 2003 Expansion Project shall still be deemed to have been completed if it is less than substantially complete but it demonstrates at least 80% design capacity and Kern River's debt service coverage ratios as defined in its senior secured note indenture are not less than 1:55 to 1:0. There are a number of other conditions to completion, including requirements that all conditions to completion of the expansion contained in Kern River's senior secured note indenture be satisfied and all of Kern River's obligations under its credit agreement then share pari passu in all collateral available to Kern River's senior secured noteholders. The Company's completion guarantee shall terminate upon the earlier of completion of the 2003 Expansion Project or repayment in full of all obligations under the Kern River credit facility.

L.     Manufactured Gas Plant

The U.S. Environmental Protection Agency ("EPA"), and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $30 million. MidAmerican Energy's estimate of the probable cost for these sites as of September 30, 2002, was $18 million. The estimate consists of $1 million for investigation costs, $6 million for remediation costs, $9 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

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

13.    Subsequent Events

On October 4, 2002, the Company issued $200 million of 4.625% Senior Notes due in 2007 and $500 million of 5.875% Senior Notes due in 2012. The proceeds are being used for general corporate purposes including to reduce short-term obligations, to make a $150 million equity contribution to Northern Natural Gas, and to make funds available to Kern River for its 2003 Expansion Project.

On October 15, 2002, Northern Natural Gas issued $300 million of 5.375% Senior Notes due in 2012. The proceeds, along with the $150 million equity contribution from the Company, were used to refinance a $450 million short-term debt obligation.

14.    Segment Information

The Company has identified seven reportable operating segments principally based on management structure: MidAmerican Energy (domestic utility operations), CE Electric UK Funding (foreign utility operations), Kern River and Northern Natural Gas (domestic natural gas pipeline operations), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign (primarily the Philippines), and HomeServices (real estate operations). Information related to the Company's reportable operating segments is shown below (in thousands).

                                                          Three Months Ended               Nine Months Ended
                                                             September 30                    September 30
                                                          ------------------               -----------------

Operating Revenue:                                    2002               2001              2002               2001
                                                      ----               ----              ----               ----
MidAmerican Energy.........................       $  538,696          $  507,661       $1,582,609          $1,897,792
CE Electric UK Funding.....................          193,360             316,252          596,958           1,222,324
Kern River.................................           39,867                   -           87,048                   -
Northern Natural Gas.......................           39,098                   -           39,098                   -
CalEnergy Generation - Domestic............           13,717              25,592           27,627              32,635
CalEnergy Generation - Foreign.............           84,227              48,782          234,686             147,589
HomeServices...............................          340,692             193,123          855,919            473,457
                                                  -----------         ----------        ----------         ----------
Segment operating revenue..................        1,249,657           1,091,410        3,423,945          3,773,797
Corporate..................................          (11,194)            (14,624)         (19,412)           (16,866)
                                                  ----------          ----------        ---------         ----------
                                                  $1,238,463          $1,076,786       $3,404,533         $3,756,931
                                                  ==========          ==========       ==========         ==========


                                                     Three Months Ended                    Nine Months Ended
                                                        September 30                          September 30
                                                     ------------------                    ------------------
Income (loss) on equity investments:                  2002                  2001             2002                2001
                                                      ----                  ----             ----                ----
MidAmerican Energy ......................         $  (4,582)          $      878         $   1,394          $    1,595
CalEnergy Generation - Domestic..........            12,424                5,454            21,194              22,027
HomeServices.............................             3,071                    -             6,984                   -
                                                  ---------           ----------         ---------          ----------
Segment income on equity investments.....            10,913                6,332            29,572              23,622
Corporate................................                26                    -               291                   -
                                                  ---------           ----------         ---------          ----------
                                                  $  10,939           $    6,332         $  29,863          $   23,622
                                                  =========           ==========         =========          ==========

Depreciation and amortization:
MidAmerican Energy.......................         $  66,946           $   63,017         $ 208,726          $  217,260
CE Electric UK Funding...................            28,390               31,219            87,200              97,141
Kern River...............................             4,900                    -            12,161                   -
Northern Natural Gas.....................             5,755                    -             5,755                   -
CalEnergy Generation - Domestic..........             2,160                2,058             6,517               3,375
CalEnergy Generation - Foreign...........            22,009               16,537            66,273              49,715
HomeServices.............................             5,722                4,207            18,035              12,618
                                                  ---------           ----------         ---------           ---------
Segment depreciation and amortization....           135,882              117,038           404,667             380,109
Corporate................................            (6,520)               5,648           (18,136)             15,144
                                                  ---------           ----------         ---------           ---------
                                                  $ 129,362           $  122,686         $ 386,531           $ 395,253
                                                  =========           ==========         =========           =========

Interest expense, net:
MidAmerican Energy ......................         $  30,220           $   28,359         $  89,489           $  86,789
CE Electric UK Funding...................            47,819               22,933           136,250              67,308
Kern River...............................            12,877                    -            22,406                   -
Northern Natural Gas.....................             7,992                    -             7,992                   -
CalEnergy Generation - Domestic..........             5,005                5,063            15,040               5,900
CalEnergy Generation - Foreign...........            16,923                6,584            51,853              22,160
HomeServices.............................             1,121                  822             3,334               2,930
                                                  ---------           ----------         ---------           ---------
Segment interest expense, net............           121,957               63,761           326,364             185,087
Corporate................................            37,341               36,171           112,506             105,066
                                                  ---------           ----------         ---------           ---------
                                                  $ 159,298           $   99,932         $ 438,870           $ 290,153
                                                  =========           ==========         =========           =========

Income (loss) before provision for income
taxes:
MidAmerican Energy.......................         $ 108,577           $   80,453         $ 218,565           $ 204,348
CE Electric UK Funding...................            39,968               98,961           197,223             186,248
Kern River...............................            16,774                    -            39,387                   -
Northern Natural Gas.....................            (1,015)                   -            (1,015)                  -
CalEnergy Generation - Domestic..........            14,649               22,994            12,983              37,383
CalEnergy Generation - Foreign...........            40,208               20,757           103,994              66,330
HomeServices.............................            26,475               19,077            52,506              31,689
                                                  ---------           ----------         ---------           ---------
Segment income before provision for incom
taxes....................................           245,636              242,242           623,643             525,998
Corporate................................           (38,627)              75,368          (131,451)            (23,269)
                                                  ---------           ----------         ---------           ---------
                                                  $ 207,009           $  317,610         $ 492,192           $ 502,729
                                                  =========           ==========        ==========           =========

                                                     Three Months Ended                         Nine Months Ended
                                                       September 30                                September 30
                                                     ------------------                         -----------------

Provision (benefit) for income taxes:                2002                  2001              2002               2001
                                                     ----                  ----              ----               ----
MidAmerican Energy.......................         $  44,702           $   36,079         $  89,705           $  92,349
CE Electric UK Funding...................            (9,627)             177,700             5,949             205,407
Kern River...............................             6,297                    -            15,001                   -
Northern Natural Gas.....................              (399)                   -              (399)                  -
CalEnergy Generation - Domestic..........               844                7,013            (3,318)              5,137
CalEnergy Generation - Foreign...........             5,575                4,793            18,256              11,982
HomeServices.............................            11,131                7,439            21,161              12,051
                                                  ---------           ----------         ---------           ---------
Segment provision for income taxes.......            58,523              233,024           146,355             326,926
Corporate................................           (31,735)               8,849           (66,129)            (30,838)
                                                  ---------           ----------         ---------           ---------
                                                  $  26,788           $  241,873         $  80,226           $ 296,088
                                                  =========           ==========         =========           =========


                                                 September 30,      December 31,
                                                     2002               2001
                                                 -------------     -------------

Identifiable assets:
MidAmerican Energy...........................    $   5,986,212    $   5,848,035
CE Electric UK Funding.......................        4,526,923        4,340,147
Kern River...................................        1,342,424                -
Northern Natural Gas.........................        2,041,842                -
CalEnergy Generation - Domestic..............          928,731          870,664
CalEnergy Generation - Foreign...............          983,702          950,035
HomeServices.................................          515,328          322,552
                                                 -------------    -------------
Segment identifiable assets..................       16,325,162       12,331,433
Corporate....................................          658,888          295,219
                                                 -------------    -------------
                                                 $  16,984,050    $  12,626,652
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

Excess of cost over fair value of net assets acquired, net:

                                                                             Northern     CalEnergy
                                 MidAmerican    CE Electric                   Natural     Generation
                                   Energy       UK Funding     Kern River      Gas       - Domestic     HomeServices     Total
                                 -----------    ----------     ----------    --------    ----------     ------------     -----
Goodwill at
December 31, 2001......          $2,148,859     $1,100,489    $        -    $        -   $  158,708     $  230,490     $3,638,546
Acquisitions/purchase
price accounting
adjustments............                   -         56,626        32,704       379,464            -        106,054        574,848
Impairment losses......                   -              -             -             -            -              -              -
Goodwill written off
related to sale of
business unit..........                   -        (49,587)            -             -            -              -        (49,587)
Translation
adjustment.............                   -         62,262                                        -              -         62,262
Other adjustments......               (1,776)         (601)            -             -         (324)          (170)        (2,871)
                                  ----------    ----------    ----------    ----------   ----------      ---------     ----------
Goodwill at
September 30, 2002.....           $2,147,083    $1,169,189    $   32,704    $  379,464   $  158,384      $ 336,374     $4,223,198
                                  ==========    ==========    ==========    ==========   ==========      =========     ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of MidAmerican Energy Holdings Company, (the "Company"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements.

As a result of the recent acquisitions of Northern Natural Gas and Kern River, the acquisition of the electricity distribution business of Yorkshire Electricity and the simultaneous sale of the electricity and gas supply business of Northern Electric to the former owner of Yorkshire Electricity, which together are referred to as the Northern Electric/Yorkshire Electricity swap, and the acquisition by a private investor group on March 14, 2000, the Company's future results will differ from the Company's historical results.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, the financial condition of and relationships with customers and suppliers, the availability and price of fuel and other inputs, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, environmental policies, industry deregulation and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated November 13, 2002, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

Business of MEHC

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on seven distinct platforms: MidAmerican Energy, CE Electric UK Funding (which includes Northern Electric and Yorkshire Electricity), Kern River, Northern Natural Gas, CalEnergy Generation-Domestic, CalEnergy Generation
- Foreign and HomeServices. These platforms, with the exception of Kern River and Northern Natural Gas, are discussed in detail in the Company's latest Annual Report on Form 10-K.

Kern River Gas Transmission Company

On March 27, 2002, the Company acquired Kern River from a subsidiary of The Williams Companies, Inc. ("Williams"). Kern River owns and operates a 926-mile interstate natural gas pipeline extending from Wyoming to markets in California, Nevada and Utah and accessing natural gas supply from large producing regions in the Rocky Mountains and Canada. The Company paid $419.7 million, net of cash acquired of $7.7 million and transaction costs and working capital adjustments, for Kern River. At the time of the acquisition, Kern River had $505 million of indebtedness, the unamortized portion of which remains outstanding. The design capacity of the existing Kern River pipeline is 100% contracted through 2011 and 84% contracted through 2016.

In connection with the Kern River acquisition, the Company issued $323 million of 11% mandatorily redeemable preferred securities of a subsidiary trust due March 12, 2012 with equal semi-annual principal payments beginning in June 2005, and $127 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Each share of such preferred stock is convertible at the option of the holder into one share of Company common stock subject to certain adjustments as described in the Company's amended and restated articles of incorporation.

Northern Natural Gas Company

On August 16, 2002, the Company acquired all of the outstanding capital stock of Northern Natural Gas from Dynegy, Inc. and its affiliates for $899.2 million, net of cash acquired of $1.4 million, and is subject to adjustment for working capital. At the time of the acquisition, Northern Natural Gas had $950 million of debt outstanding.

Northern Natural Gas owns a 16,600-mile interstate natural gas pipeline extending from southwest Texas to the upper Midwest region of the United States with a design capacity of 4.4 Bcf of natural gas per day. Northern Natural Gas also operates three natural gas storage facilities and two liquefied natural gas peaking units with a total storage capacity of 59 Bcf and peak delivery capability of over 1.3 Bcf of natural gas per day. Northern Natural Gas accesses natural gas supply from many of the larger producing regions in North America, including the Rocky Mountains, Hugoton, Permian, Anadarko and Western Canadian basins. The pipeline system provides transportation and storage services to utilities, municipalities, other pipeline companies, gas marketers and industrial and commercial users.

In connection with the Northern Natural Gas acquisition, the Company issued $950 million of 11% mandatorily redeemable preferred securities of a subsidiary trust due August 31, 2011 to Berkshire Hathaway. These preferred securities have annual principal payments of $150 million in 2003 and $100 million in each subsequent year beginning in 2004.

Critical Accounting Policies

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statement and accompanying notes.
Note 2 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for revenue, the effects of certain types of regulation, impairment of long-lived assets, and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

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

Revenues from the transportation and storage of gas are recognized based on contractual terms and the related volumes. Kern River and Northern Natural Gas are subject to FERC regulations and, accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending rate cases. Kern River and Northern Natural Gas record rate refund liabilities considering their regulatory proceedings and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

SFAS No. 71 - Accounting for the Effects of Certain Types of Regulation

MidAmerican Energy, Kern River and Northern Natural Gas prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, which differs in certain respects from the application of generally accepted accounting principles ("GAAP") by non-regulated businesses. In general, SFAS No. 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy, Kern River and Northern Natural Gas have deferred certain costs, which will be amortized over various future periods. To the extent that collection of such costs or payment of liability is no longer probable as a result of changes in regulation, the associated regulatory assets or liability is charged or credited to income.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. The Company believes the useful lives assigned to the depreciable assets, which range from 1 to 87 years, are reasonable.

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

The estimate of cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that these assets be tested for impairment annually. During the second quarter of fiscal 2002, the Company completed its initial impairment testing of goodwill primarily using a discounted cash flow methodology. No impairment was indicated as a result of the initial testing.

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

Results of Operations:

Operating revenue for the three months ended September 30, 2002, was $1,238.5 million compared with $1,076.8 million for the same period in 2001, an increase of 15.0%. MidAmerican Energy operating revenue increased for the three months ended September 30, 2002, to $538.7 million from $507.7 million for the same period in 2001, primarily due to higher volumes for regulated electricity. CE Electric UK Funding operating revenue decreased for the three months ended September 30, 2002, to $193.4 million from $316.3 million for the same period in 2001, primarily due to the sale of Northern Electric's electricity and gas supply business ("Northern Supply") in September 2001 of $209 million, partially offset by Yorkshire Electricity distribution revenue of $103 million. The remaining change in operating revenue primarily relates to (i) the increase of revenue at HomeServices of $147.6 million primarily due to acquisitions in 2002 and late 2001, (ii) the acquisition of Kern River in March 2002, which accounted for $39.9 million of operating revenue and (iii) the acquisition of Northern Natural Gas in August 2002, which accounted for $39.1 million of operating revenue.

Operating revenue for the nine months ended September 30, 2002, was $3,404.5 million compared with $3,756.9 million for the same period in 2001, a decrease of 9.4%. MidAmerican Energy operating revenue decreased for the nine months ended September 30, 2002, to $1,582.6 million from $1,897.8 million for the same period in 2001, primarily due to lower volumes and rates for regulated and non-regulated gas. CE Electric UK Funding operating revenue decreased for the nine months ended September 30, 2002, to $597.0 million from $1,222.3 million for the same period in 2001, primarily due to the sale of Northern Supply in September 2001 of $889 million, partially offset by Yorkshire Electricity distribution revenue of $276 million. The remaining change in operating revenue primarily relates to (i) the increase of revenue at HomeServices of $382.5 million primarily due to acquisitions in 2002 and late 2001, (ii) the acquisition of Kern River in March 2002, which accounted for $87.0 million of operating revenue and (iii) the acquisition of Northern Natural Gas in August 2002, which accounted for $39.1 million of operating revenue.

The following data represents sales from MidAmerican Energy:

                                                         Three Months                  Nine Months
                                                     Ended September 30,          Ended September 30,
                                                     -------------------          -------------------
                                                     2002           2001           2002         2001
                                                     ----           ----           ----         ----

Electricity Retail Sales (GWh)...............       4,987          4,679         13,254        12,502
Electricity Sales for Resale (GWh)...........       2,506          1,772          7,485         6,341
Regulated and Non-Regulated Gas Supplied
(Thousands of MMBtus)........................      38,936         53,605        169,200       198,789

MidAmerican Energy electric retail sales and electric sales for resale increased for three months ended September 30, 2002, from the same period in 2001 due to hotter temperatures in the third quarter of 2002. Retail gas supplied decreased due to decreased non-regulated activity for the three months ended September 30, 2002, compared to the same period in 2001.

MidAmerican Energy electric retail sales increased for the nine months ended September 30, 2002 from the same period in 2001 due primarily to warmer temperatures in 2002, primarily in the third quarter of 2002. Electric sales for resale increased for the nine months ended September 30, 2002 from the same period in 2001 due to availability of Cordova, an indirect wholly owned subsidiary of the Company, and lower retail usage in the first quarter of 2002, allowing for more energy to be sold in the wholesale markets. Regulated and non-regulated gas supplied decreased due to colder temperatures during the first quarter of 2001 and decreased non-regulated activity.

CE Electric UK Funding distributed 9,473 GWh of electricity in the three months ended September 30, 2002, compared with 4,457 GWh of electricity in the same period in 2001. CE Electric UK Funding distributed 30,252 GWh of electricity in the nine months ended September 30, 2002, compared with 13,016 GWh of electricity in the same period in 2001. The increase in electricity distributed for both periods ended September 30, 2002, is primarily due to the acquisition of Yorkshire Electricity distribution.

Kern River transported 90,532,000 MMBtus in the three months ended September 30, 2002, and 190,195,000 MMBtus since the Company acquired Kern River on March 27, 2002.

Northern Natural Gas transported 121,028,500 MMBtus since the Company acquired Northern Natural Gas on August 16, 2002.

Income on equity investments for the three months ended September 30, 2002, was $10.9 million compared with $6.3 million for the same period in 2001. The increase was primarily due to higher earnings at CE Generation as a result of higher energy prices in 2002 and the allowance for doubtful accounts accrual in 2001, and income from a HomeServices' joint venture which was fully consolidated in 2001, partially offset by lower equity earnings due to impairment of alternative energy project funds in 2002.

Income on equity investments for the nine months ended September 30, 2002, was $29.9 million compared with $23.6 million for the same period in 2001. The increase was primarily due to income from a HomeServices' joint venture that was fully consolidated in 2001.

Interest and other income for the three months ended September 30, 2002, was $32.7 million compared with $223.9 million for the same period in 2001. The decrease was primarily due to the $200.3 million gain on the sale of Northern Supply in September 2001.

Interest and other income for the nine months ended September 30, 2002, was $115.3 million compared with $262.5 million for the same period in 2001. The decrease was primarily due to the gain on sale of Northern Supply in September 2001, partially offset by the $54.3 million gain on the sale of various CalEnergy Gas assets in May 2002.

Cost of sales for the three months ended September 30, 2002, was $443.1 million compared with $473.0 million for the same period in 2001, a decrease of 6.3%. Cost of sales for the nine months ended September 30, 2002, was $1,283.2 million compared with $2,010.2 million for the same period in 2001, a decrease of 36.2%. The decreases for both periods relates primarily to the sale of Northern Supply and decreased gas revenue at MidAmerican Energy, partially offset by increase cost of sales at HomeServices due to higher commission on the higher revenues as a result of acquisitions.

Operating expenses for the three months ended September 30, 2002, were $343.3 million compared with $293.9 million for the same period in 2001. The increase was primarily due to higher costs at HomeServices of $32.3 million as a result of acquisitions and operating expenses due to the acquisition of Northern Natural Gas of $26.6 million, partially offset by lower costs at MidAmerican Energy of $23.4 million due to the restructuring of the Cooper contract and lower energy efficiency expenses.

Operating expenses for the nine months ended September 30, 2002, were $948.9 million compared with $844.8 million for the same period in 2001. The increase was primarily due to higher costs at HomeServices of $77.5 million as a result of acquisitions and operating expenses due to the acquisitions of Northern Natural Gas of $26.6 million and Kern River of $18.2 million, partially offset by lower costs at MidAmerican Energy of $22.0 million due to the restructuring of the Cooper contract and lower energy efficiency expenses.

Depreciation and amortization for the three months ended September 30, 2002, was $129.4 million compared with $122.7 million for the same period in 2001. The increase was primarily due to higher depreciation at MidAmerican Energy of $12.5 million primarily due to higher Iowa revenue sharing accruals, the commencement of commercial operation at Casecnan of $5.8 million, and depreciation expense due to the acquisitions of Northern Natural Gas of $5.8 million and Kern River of $4.9 million, partially offset by the discontinuance of amortizing goodwill beginning January 1, 2002 of $24.8 million.

Depreciation and amortization for the nine months ended September 30, 2002, was $386.5 million compared with $395.3 million for the same period in 2001. The decrease was primarily due to discontinuance of amortizing goodwill beginning January 1, 2002 of $74.7 million, partially offset by the commencement of commercial operations at Casecnan of $17.6 million, higher depreciation at MidAmerican Energy of $17.3 million primarily due to higher Iowa revenue sharing accruals, depreciation expense due to the acquisitions of Kern River of $12.2 million and Northern Natural Gas of $5.8 million and increased amortization at HomeServices of $8.9 million due to intangible assets amortization related to acquisitions.

Interest expense, less amounts capitalized, for the three months ended September 30, 2002, was $159.3 million compared with $99.9 million for the same period in 2001, an increase of 59.5%. The increase was due primarily to the increase of interest expense at CE Electric UK Funding of $24.4 million predominantly due to the debt related to the Yorkshire Electricity acquisition, the discontinuance of capitalizing interest related to the Casecnan Project of $13.0 million, and interest expense due to the acquisitions of Kern River and Northern Natural Gas of $12.9 million and $8.1 million, respectively.

Interest expense, less amounts capitalized, for the nine months ended September 30, 2002, was $438.9 million compared with $290.2 million for the same period in 2001, an increase of 51.2%. The increase was primarily due to the increase of interest expense at CE Electric UK Funding of $68.4 million predominantly due to the debt related to the Yorkshire Electricity acquisition, the discontinuance of capitalizing interest related to the Casecnan and Cordova Projects of $37.7 million and $9.7 million, respectively, and interest expense due to debt related to the acquisitions of Kern River and Northern Natural Gas of $22.4 million and $8.1 million, respectively.

Tax expense for the three months ended September 30, 2002, was $26.8 million compared with $241.9 million for the same period in 2001. The decrease is due primarily to the tax expense of $199.9 million related to the sale of the Northern Supply business in September 2001 and the recognition of a tax benefit of $21.1 million in connection with the sale of the CalEnergy Gas assets in May 2002.

Tax expense for the nine months ended September 30, 2002, was $80.2 million compared to $296.1 million for the same period in 2001. The decrease is due primarily to the tax expense related to the sale of the Northern Supply business in September 2001, the release of the tax obligation of $35.7 million in connection with the execution of the TPL restructuring agreement in the U.K., and the recognition of a tax benefit in connection with the sale of the CalEnergy Gas assets in 2002.

Minority interest for the three months ended September 30, 2002, was $45.3 million compared with $27.8 million for the same period in 2001. Minority interest for the nine months ended September 30, 2002, was $105.2 million compared with $80.0 million for the same periods in 2001. Minority interest includes the dividends on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. The increases in minority interest for both periods is primarily due to the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts relating to the Kern River and Northern Natural Gas acquisitions.

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

The Company's cash and cash equivalents were $662.1 million at September 30, 2002, compared to $386.7 million at December 31, 2001. Each of MidAmerican Energy Holdings Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Energy Holdings Company and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MidAmerican Energy Holdings Company will be available to satisfy the obligations of MidAmerican Energy Holdings Company or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican Energy Holdings Company or affiliates thereof.

The Company generated cash flows from operations of $682.8 million for the nine months ended September 30, 2002, compared with $791.0 million for the same period in 2001. The decrease was primarily due to timing of changes in working capital activities, partially offset by positive impacts of the Kern River and real estate companies acquisitions.

The remaining increase to cash and cash equivalents is primarily due to the issuances of convertible preferred stock, trust preferred securities and subsidiary and project debt and cash proceeds from sale of assets, partially offset by the Kern River and Northern Natural Gas acquisitions, purchase of convertible preferred securities, repayment of subsidiary and project debt and capital expenditures for operating and construction projects.

In addition, the Company recorded separately restricted cash and investments of $63.9 million and $54.8 million at September 30, 2002, and December 31, 2001, respectively. The restricted cash balance as of September 30, 2002, is comprised primarily of amounts deposited in restricted accounts which is reserved for the service of debt obligations.

Other Investments

On March 27, 2002, the Company invested $275.0 million in Williams in exchange for shares of 9-7/8 percent cumulative convertible preferred stock of Williams. Dividends are scheduled to be received quarterly, which commenced July 1, 2002.

This investment is accounted for under the cost method. The Company is aware that there have been public announcements that Williams' financial condition has deteriorated as a result of reduced liquidity. Williams' senior unsecured debt obligations are currently rated B1 by Moody's, B by Standard & Poor's and B- by Fitch. The Company has not recorded an impairment on this investment as of September 30, 2002, and is monitoring the situation.

In connection with this investment, the Company issued $275 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway.

Yorkshire Electricity

In August 2002, CE Electric UK Funding acquired the remaining 5.25% of Yorkshire Electricity for $33.3 million that it did not already own from Xcel Energy International, an affiliate of Xcel Energy Inc.

Debt issuances and redemptions

On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% notes due in 2031. The proceeds were used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed all $100 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

On May 1, 2002, MidAmerican Energy reacquired all $26.7 million of its $7.80 series of preferred securities. The first $13.3 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.4 million was redeemed at 103.9% of the principal amount plus accrued dividends.

On June 21, 2002, Kern River closed on a bank loan facility providing for aggregate loans of up to $875 million to be used for the construction of the Kern River 2003 Expansion Project. The facility, which matures 15 years after the 2003 Expansion Project commences operation has a variable interest rate which increases over the term of the facility from 1.375% to 4.5% over LIBOR. Kern River has drawn $384.9 million on this facility as of September 30, 2002.

Subsequent Events

On October 4, 2002, the Company issued $200 million of 4.625% Senior Notes due in 2007 and $500 million of 5.875% Senior Notes due in 2012. The proceeds are being used for general corporate purposes including to reduce short-term obligations, to make a $150 million equity contribution to Northern Natural Gas, and to make funds available to Kern River for its 2003 Expansion Project.

On October 15, 2002, Northern Natural Gas issued $300 million of 5.375% Senior Notes due in 2012. The proceeds, along with the $150 million equity contribution from the Company, were used to refinance a $450 million short-term debt obligation.

Real Estate Companies Acquisitions

During 2002, HomeServices separately acquired three real estate companies for an aggregate purchase price of approximately $100 million, net of cash acquired, plus working capital and certain other adjustments. For the year ended December 31, 2001, these real estate companies had combined revenue of approximately $356 million on 42,000 closed sides representing $13.7 billion of sales volume. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million calculated based on 2002 financial performance measures. These purchases were financed using HomeServices' $65 million revolving credit facility and MidAmerican Energy Holdings Company's corporate revolver for $40 million, which was contributed to HomeServices as equity. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired.

CalEnergy Gas Disposal

In May 2002, CalEnergy Gas, an indirect wholly owned subsidiary of the Company, executed the sale of several of its U.K. natural gas assets to Gaz de France for (pound)137.0 million (approximately $200 million). CalEnergy Gas sold four natural gas-producing fields located in the southern basin of the U.K. North Sea including Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CalEnergy Gas.

Accounts Receivable Sold

In 1997, MidAmerican Energy entered into a revolving agreement, which expired on October 29, 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation, a special purpose entity established to purchase accounts receivable from MidAmerican Energy. MidAmerican Energy Funding Corporation in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican Energy received cash and a subordinated note, bearing interest at 8%, from MidAmerican Energy Funding Corporation. As of September 30, 2002, the revolving cash balance was $36 million and the amount outstanding under the subordinated note was $89.2 million. The agreement was structured as a true sale, under which the creditors of MidAmerican Energy Funding Corporation were entitled to be satisfied out of the assets of MidAmerican Energy Funding Corporation prior to any value being returned to MidAmerican Energy or its creditors. Therefore, the accounts receivable sold are not reflected on the Company's consolidated balance sheets. As of September 30, 2002, $126.0 million of accounts receivable, net of reserves, were sold under the agreement. MidAmerican Energy did not extend or replace this agreement.

Construction

MidAmerican Energy

MidAmerican Energy's primary need for capital is for utility construction expenditures. For the first nine months of 2002, utility construction expenditures totaled $228.8 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations.

Forecasted MidAmerican Energy utility construction expenditures, including allowances for funds used during construction are $382 million for 2002 and $1.614 billion for 2003 through 2006. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

MidAmerican Energy has announced plans to construct an electric generating plant, the Greater Des Moines Energy Center, in Iowa. The plant will provide service to regulated retail electricity customers and be included in MidAmerican Energy's regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plant to the extent the power is not needed for regulated retail service. The plant will be a 540 MW (500 MW based on expected accreditation) natural gas-fired unit with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and will operate it. The plant will be operated in simple cycle mode during 2003 and 2004, with combined cycle operation commencing in 2005. MidAmerican Energy commenced construction of the plant in 2002 following receipt of two orders from the IUB. The first order authorized construction of the plant. The second order, issued May 29, 2002, specified the principles that will apply to the plant over its life for purposes of Iowa ratemaking and was sought by MidAmerican Energy to limit regulatory risk.

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

Kern River Expansion

On July 17, 2002, Kern River received approval from the FERC to construct, own and operate the 2003 Expansion Project. The 2003 Expansion Project will loop most of Kern River's existing mainline, construct three new compressor stations and upgrade or modify Kern River's six existing compressor stations. The 2003 Expansion Project, which is expected to be completed and operational by May 2003, will increase Kern River's capacity by approximately 900mmcf/day. Service will be provided under long-term contracts subject to incremental rates. The estimated cost of the expansion is approximately $1.2 billion, which will be financed with 70% debt and 30% equity, consistent with Kern River's existing capital structure, the application for the FERC approval described above and the limitations contained in the indenture for Kern River's existing secured senior notes.

Construction will initially be funded with the proceeds of an $875 million credit facility entered into by Kern River on June 21, 2002, until 70% of the projected capitalized costs of the 2003 Expansion Project has been spent. The final 30% of the capitalized costs of the 2003 Expansion Project will be funded with equity from the Company. The credit facility is structured as a two-year construction facility followed by a term loan with a final maturity 15 years after completion of the 2003 Expansion Project. However, Kern River presently intends to refinance the credit facility through a bond offering or other capital markets transaction following completion of the 2003 Expansion Project. Prior to completion of the 2003 Expansion Project, the credit facility lenders will have limited recourse to Kern River and its assets and cash flow, and will have recourse to the Company's completion guarantee described below. Following completion of the 2003 Expansion Project, until such time as the Kern River credit facility is refinanced, the lenders under the credit facility will share equally and ratably with the existing Kern River senior secured noteholders in all of the collateral pledged to such senior secured noteholders.

Pursuant to the Company's completion guarantee, it has guaranteed that "completion" of the 2003 Expansion Project will occur on or prior to the earliest of any abandonment by Kern River of the project, the occurrence of certain other acceleration events and June 30, 2004. The potential acceleration events include any downgrading of the Company's public debt rating to below investment grade by either S&P or Moody's unless a satisfactory substitute guarantor assumes the Company's obligations under the completion guarantee within 60 days after any such downgrade; Berkshire Hathaway ceasing to own at least a majority of the outstanding capital stock of the Company; and certain other customary events of default by the company. In the completion guarantee, the Company has also agreed to cause capital contributions to be made to Kern River in a minimum aggregate amount of at least $375 million by June 30, 2004 or upon any earlier event of abandonment of the project. For purposes of the Company's completion guarantee, the term "completion" is defined in the Kern River credit agreement to mean satisfaction of a number of conditions, the most significant of which include the requirements that the 2003 Expansion Project be substantially complete and operable and able to permit Kern River to perform its obligations under all of the long-term firm gas transportation service agreements entered into in connection with the 2003 Expansion Project; that the shippers under such agreements shall have begun to incur the obligation to pay reservation fees thereunder; and that the FERC shall have authorized Kern River to begin collecting rates under its tariff and its shipper agreements; provided that the 2003 Expansion Project shall still be deemed to have been completed if it is less than substantially complete but it demonstrates at least 80% design capacity and Kern River's debt service coverage ratios as defined in its senior secured note indenture are not less than 1:55 to 1:0. There are a number of other conditions to completion, including requirements that all conditions to completion of the expansion contained in Kern River's senior secured note indenture be satisfied and all of Kern River's obligations under its credit agreement then share pari passu in all collateral available to Kern River's senior secured noteholders. The Company's completion guarantee shall terminate upon the earlier of completion of the 2003 Expansion Project or repayment in full of all obligations under the Kern River credit facility.

Zinc Recovery Project

CalEnergy Minerals LLC is constructing the Zinc Recovery Project. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year and is scheduled to commence initial commercial operations in 2002. Total project costs of the Zinc Recovery Project are expected to be approximately $244 million, net of damages received from Kvaerner, which is being funded by $140.5 million of debt and the balance from funds provided by the parent company. The Zinc Recovery Project has incurred $213.9 million, net of damages, of such costs through September 30, 2002.

Development Activity

MidAmerican Energy has announced plans to develop a 750 MW super-critical-temperature, coal-fired plant fueled with Powder River low-sulfur coal. MidAmerican Energy will operate the plant and expects to own 450 MW of the plant. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large baseload plants in Iowa. MidAmerican Energy's investment in the plant is projected to be approximately $785 million, including the cost of related transmission facilities, taxes and allowance for funds used during construction. The plant will provide service to regulated customers and be included in MidAmerican Energy's regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plant to the extent the power is not needed for regulated retail service. MidAmerican Energy has made a filing with the IUB for a certificate to construct this plant and expects to make a filing with the IUB for approval of ratemaking principles for this plant during the fourth quarter of 2002. The development of this plant is subject to obtaining environmental and other required permits, as well as to receiving orders from the IUB approving construction of the plant and associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

The Company's subsidiary, Fox Energy Company LLC, is developing a 530 net MW gas fired power generating facility in Outagamie County, Wisconsin. A subsidiary of TransAlta Corporation has agreed to participate in the ownership and development of this project at a level of 50%. The Company's subsidiary, CE Obsidian Energy LLC, is developing a 185 net MW geothermal facility in Imperial Valley, California, known as Salton Sea VI. An affiliate of El Paso Corporation, or El Paso, has elected to participate in the ownership and development of this project at a level of 50%.

The Company is actively seeking to develop, construct, own and operate additional new energy projects, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply, sales contracts and, if the Company intends to own less than 100% of the project, joint venture or similar agreements, with other project participants, receipt of required governmental permits and consents and timely implementation of construction. There can be no assurance that development efforts on any particular project, or the Company's development efforts generally, will be successful.

Cooper Contract Restructuring

On July 31, 2002, MidAmerican Energy and NPPD signed an agreement on the restructuring of the power purchase contract for Cooper. Under the terms of the restructured contract, MidAmerican Energy will pay NPPD through December 31, 2004, a scheduled amount per unit for 380 megawatts of the accredited capacity of Cooper and a minimum of approximately 1.2 million megawatt-hours (MWh) in the last five months of 2002 and approximately 2.5 million MWh in each of 2003 and 2004. NPPD also paid MidAmerican Energy $39.1 million on August 1, 2002.

In December 2000, MidAmerican Energy ceased contributing decommissioning funds to NPPD and maintained a separate fund for estimated Cooper decommissioning costs. Through July 31, 2002, $18.3 million had been accrued and retained by MidAmerican Energy in this separate fund. In conjunction with the power purchase contract restructuring, MidAmerican Energy is recognizing the $39.1 million cash payment and the $18.3 million previously accrued for decommissioning into income plans based on the estimated energy expected to be received for the remainder of the contract.

Finally, both parties agreed to release each other from any and all claims, past or present, each might have under the power purchase contract prior to being restructured and file to dismiss the litigation currently pending in U.S. District Court.

Under the terms of MidAmerican Energy's power purchase contract with NPPD prior to its restructuring, MidAmerican Energy paid NPPD one-half of the fixed and operating costs of Cooper, excluding depreciation but including debt service, and MidAmerican Energy's share of the nuclear fuel cost, including Department of Energy disposal fees, based on energy delivered. In addition, prior to December 2000, MidAmerican Energy contributed toward payment of one-half of Cooper's project decommissioning costs based on an assumed 2004 shutdown of the plant. These obligations ceased pursuant to the restructuring of the power purchase contract for Cooper.

Domestic Rate Matters: Gas Retail

On March 15, 2002, MidAmerican Energy made a filing with the Iowa Utilities Board requesting an increase in rates of approximately $26.6 million for its Iowa retail natural gas customers. As part of the filing, MidAmerican Energy requested an interim rate increase of approximately $20.4 million annually. On June 12, 2002, the Iowa Utilities Board issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On July 15, 2002, MidAmerican Energy and the Office of Consumer Advocate filed a proposed settlement agreement with the Iowa Utilities Board. The settlement agreement, which was approved by the Iowa Utilities Board on November 8, 2002, provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and freezes such rates for two years after the date the Iowa Utilities Board approves tariffs implementing the settlement agreement. MidAmerican Energy anticipates implementing the new rates in the fourth quarter of 2002.

Domestic Rate Matters:  Gas Transmission

As interstate pipelines, Kern River and Northern Natural Gas' rates, services and operations are regulated by FERC. FERC administers, among other things, the Natural Gas Act and the Natural Gas Policy Act of 1978.

FERC has jurisdiction over, among other things, the construction and operation of pipelines and related facilities used in the transportation, storage and sale for resale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. FERC also has jurisdiction over the rates and charges and terms and conditions of service for the transportation of natural gas in interstate commerce, as well as accounting practices.

Kern River

Kern River's rates are set using a "levelized cost-of-service" methodology so that the rate is constant over the contract period. This is achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense decreases.

When Kern River commenced service in 1992, shippers signed 15-year long-term firm transportation contracts that were to expire in 2007. Under terms of a 1995 rate settlement, Kern River agreed that new rates would be filed by May 1, 1999. Instead of filing a rate case, Kern River negotiated a "pre-settlement" of the rate case with its shippers. This was approved by the FERC, which included an agreement for a moratorium on rate cases until May 1, 2002, under which Kern River may be required to file a rate case by May 1, 2004. In order to reduce transportation rates further and extend contract terms beyond 2007, Kern River initiated an open season in October 1998 to measure interest in lower, extended term rates ("ET Rates") for extended term contracts. Shippers were offered the choice of new 10- or 15-year contracts (4-9 year extensions of their existing contracts) with both options starting on October 1, 2001, and expiring on either September 30, 2011 or September 30, 2016. On February 8, 2001, the FERC approved implementation of the ET Rates. All existing shippers have signed up under the ET Rates program. All of the pipeline's existing firm capacity will continue to be contractually committed under the ET Rates contracts until September 2011. Approximately 84% of the existing firm pipeline volume is contracted until September 2016.

Kern River has 18 long-term firm transportation service agreements with 17 shippers for over 99% of the 2003 Expansion Project's capacity. The term for all these service agreements is either 10 or 15 years from when transportation services of the 2003 Expansion Project commence.

Northern Natural Gas

Northern Natural Gas has implemented a straight fixed variable rate design which provides that all fixed costs assignable to firm capacity customers, including a return on equity, are to be recovered through fixed monthly demand or capacity reservation charges which are not a function of throughput volumes.

On May 1, 1998, Northern Natural Gas filed a general rate case proceeding with FERC to increase its rates to reflect increased costs and to modify its rate and service structure to more closely match the needs of its customers and accommodate changes in the marketplace. On April 16, 1999, Northern Natural Gas filed a settlement with FERC which resolves all issues in its rate case proceeding. The settlement was approved on June 18, 1999 and provided for increased seasonality in Northern Natural Gas' rate design effective November 1, 1999 for the Market Area and the Field Area. In addition, the settlement provided for other revisions to Northern Natural Gas' transportation schedules. The increased seasonality and service structure under the settlement recognized the market value of capacity for the peak heating season and changes in the marketplace due to LDC unbundling. Subject to certain limitations, the settlement provides our customers with rate certainty. Pursuant to the settlement, Northern Natural Gas may file a new general rate case no earlier than May 1, 2003, with rates to be effective no earlier than November 1, 2003, and must file no later than May 1, 2004.

Pipeline Safety Regulation

Kern River and Northern Natural Gas' pipeline operations are subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1969, as amended, relating to design, installation, testing, construction, operation and management of our pipeline system. The Natural Gas Pipeline Safety Act requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans. Kern River and Northern Natural Gas conduct internal audits of their facilities every four years, with more frequent reviews of those they deem higher risk. The United States Department of Transportation routinely audits their pipelines. Compliance issues that arise during these audits or during the normal course of business are addressed on a timely basis.

The aging pipeline infrastructure in the United States has led to heightened regulatory and legislative scrutiny of pipeline safety and integrity practices. The Natural Gas Pipeline Safety Act was amended by the Pipeline Safety Act of 1992 to require the Department of Transportation's Office of Pipeline Safety to consider protection of the environment when developing minimum pipeline safety regulations. In addition, the amendments require that the Department of Transportation issue pipeline regulations concerning, among other things, the circumstances under which emergency flow restriction devices should be required, training and qualification standards for personnel involved in maintenance and operation, and requirements for periodic integrity inspections, as well as periodic inspection of facilities in navigable waters which could pose a hazard to navigation or public safety. In addition, the amendments narrowed the scope of our gas pipeline exemption pertaining to underground storage tanks under the Resource Conservation and Recovery Act.

The Company believes its pipeline systems comply in all material respects with the Natural Gas Pipeline Safety Act, but the industry could be required to incur additional capital expenditures and increased costs depending upon final regulations issued by the Department of Transportation under the Natural Gas Pipeline Safety Act. While the effect of new legislation is still being determined, the Company expects to spend the capital or make the operational changes necessary to comply with all pipeline integrity legislation. The Company currently projects that it will make significant expenditures to meet these new regulations.

Environmental Matters:  Domestic

The U.S. Environmental Protection Agency ("EPA"), and state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if these contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $30 million. MidAmerican Energy's estimate of the probable cost for these sites as of September 30, 2002, was $18 million. The estimate consists of $1 million for investigation costs, $6 million for remediation costs, $9 million for ground water treatment and monitoring costs and $2 million for closure and administrative costs. This estimate has been recorded as a liability and a regulatory asset for future recovery. MidAmerican Energy projects that these amounts will be paid or incurred over the next 5 years.

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

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, United States Supreme Court upheld the constitutionality of the standards, through remanding the issue of implementation of the ozone standard to the EPA. As a result of a decision rendered by the U.S. Circuit Court of Appeals for the District of Columbia, the EPA is moving forward in implementation of the standard and analyzing existing monitored data and determining attainment status.

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

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the Plan) was filed with the Iowa Utilities Board on April 1, 2002, in accordance with state law. MidAmerican Energy expects the Iowa Utilities Board to rule on the prudence of the Plan in 2003. MidAmerican Energy is required to file Plan updates at least every two years.

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

Following the expiration of the 2001 rate settlement agreement on December 31, 2005, the Plan proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracker mechanisms for cost recovery of renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's electric regulated rates.

Environmental Matters:  U.K.

The United Kingdom Government introduced new contaminated land legislation in April 2000 under Part IIA of the Environmental Protection Act 1990 (the `Contaminated Land Regime'). In certain circumstances, the Contaminated Land Regime imposes strict and retrospective liability for the remediation of contaminated land. Under the Contaminated Land Regime, those who `cause' or `knowingly permit' contamination are primarily liable for the cost of remediation. However, if polluters in this category cannot be found, the owner or occupier of the land can be liable.

Local governmental units are the primary regulators under the regime. Local governments are under an obligation to inspect their areas to identify contaminated land. Where land is identified as contaminated and is capable of causing significant harm, a remediation notice will be served whenever a voluntary agreement cannot be reached with those responsible for remediation. The standard of remediation is based on the `suitable for use' approach. This use will be the existing use of the property unless a planning application has been submitted for a change of use.

CE Electric UK Funding is in the process of completing the evaluation work on the three sites that may be subject to the Contaminated Land Regime. Exploratory work with an environmental remediation company is in progress on these sites.

The Environmental Protection Act (Disposal of Polychlorinated Biphenyl's ("PCB's") and other Dangerous Substances) (England and Wales) Regulations 2000 were introduced on May 4, 2000. The regulations required that transformers containing less than 500 parts per million of PCB's and other dangerous substances be registered with the Environment Agency by July 31, 2000. Transformers containing 500 parts per million had to be de-contaminated by December 31, 2000. CE Electric UK Funding has de-contaminated all items above 500 parts per million and informed the Environment Agency of the details. Transformers containing PCB's in concentrations of less than 500 parts per million can be retained until the end of their useful life. An annual statement of transformers in this category is provided to the Environment Agency.

The Groundwater Regulations 1998 seek to prevent listed hazardous substances from entering groundwater and strengthen the powers of the environmental regulator in Great Britain to require additional protective measures, especially in areas of important groundwater supplies. Mineral oils and hydrocarbons are included in the list of more tightly controlled substances, or List I substances. This affects the high voltage fluid filled electricity cable network incorporating an insulating fluid currently in the List I category. Further research may result in recategorization because of the biodegradable qualities of the cable fluid. The existing voluntary Operating Code of Practice, as agreed between the Agency and the Electricity Supply Industries, is undergoing revision through the services of the Electricity Association to address the regulatory changes. The existing voluntary Operating Code of Practice is, and any revised Operating Code of Practice will be, incorporated into the operating practices of CE Electric UK Funding. Any revisions which are made are not expected to have a material impact on the Company.

The Control of Pollution (Oil Storage) (England) Regulations 2001, which began to become effective in 2002, require the introduction of secondary containment measures (bunding) for all above ground oil storage locations where the capacity is more than 200 liters. The primary containers must be in sound condition, leak free, and positioned away from vehicle traffic routes. The secondary containment must be impermeable to water and oil (without drainage valve) and be subject to routine maintenance. The capacity of the bund must be sufficient to hold up to 110% of the largest stored vessel or 25% of the maximum stored capacity, whichever is the greater. The full impact of the regulations will be phased in over the next three years. On March 1, 2002, these regulations came into effect for all new oil storage facilities. On September 1, 2003, the regulations become effective for exiting storage facilities at "significant risk" (i.e. within 10 meters of a water course), and on September 1, 2005 the regulations come into effect for all remaining storage facilities. A detailed study on the impacts has been carried out and a plan of action prepared to ensure compliance. The Company expects that the cost of compliance with such regulations will not be material.

Standard Electricity Market Design

On July 31, 2002, FERC issued a notice of proposed rulemaking with respect to Standard Market Design for the electric industry. The FERC has characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and the wholesale bulk power systems in the United States. The proposal includes numerous proposed changes to the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to FERC's chairman. The final rule, if adopted as currently proposed, would require all public utilities operating transmission facilities subject to FERC jurisdiction to file revised open access transmission tariffs that would require changes to the basic services these public utilities currently provide. The proposed rule may impact the pricing of MidAmerican Energy's electricity and transmission products. FERC does not envision that a final rule will be fully implemented until September 30, 2004. The Company is evaluating the proposed rule and the Company believes that the final rule could vary considerably from the initial proposal. Accordingly, the Company is presently unable to quantify the likely impact of the proposed rule on the Company and its subsidiaries.

Regulatory Environment:  Philippines

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001, which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of the bill may have an impact on the Company's future operations and the industry as a whole, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (along with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog, and Mahanagdong projects, which, together with the Casecnan Project, collectively the "Philippine Projects", have also reportedly been identified as raising financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard are not known. To the extent disputes arise under the Philippine Projects' agreements with respect to the Philippines Projects' obligations, rights and remedies thereunder, such disputes will be determined by international arbitration in a neutral forum conducted in accordance with the rules of the International Chamber of Commerce or UNCITRAL, as applicable.

Representatives of CE Casecnan Water and Energy Company, Inc. ("CE Casecnan"), a Philippine corporation, together with certain current and former Philippine government officials, also have been requested to appear, and have appeared, before a Philippine Senate committee which has independently raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further hearings are scheduled at this time. CE Casecnan has and intends to continue to respond to such questions and to vigorously defend the Casecnan Project against any allegations, which may be made. CE Casecnan believes the allegations made with respect to the Casecnan Project to be without merit.

Nuclear Decommissioning

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

Based on information presently available, the Company expects to contribute approximately $41 million during the period 2002 through 2006 to an external trust established for the investment of funds for decommissioning Quad Cities Station. Approximately 55% of the fair value of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Quad Cities Station decommissioning costs properly charged to Iowa customers are included in base rates, and recovery of any increases in those amounts must be sought through the normal ratemaking process.

As a result of a restructuring of the power purchase contract between MidAmerican Energy and NPPD, MidAmerican Energy will no longer be accruing for decommissioning costs for the Cooper Nuclear Station. Refer to Note 12E of the Company's Notes to Consolidated Financial Statements for a discussion of the contract restructuring.

New Accounting Pronouncements and Reporting Issues

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires recognition on the balance sheet of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of such assets. Additionally, at the time an asset retirement obligation (ARO) is recognized, an ARO asset of the same amount is recorded and depreciated. This pronouncement is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002, did not have any impact on the Company's consolidated financial statements.

The Emerging Issues Task Force (EITF) recently issued EITF Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17." In accordance with EITF No. 02-3, all gains and losses on energy trading contracts must be reported net on the income statement, effective for reporting periods ending after July 15, 2002, with all prior periods presented being reclassified to a consistent presentation. MidAmerican Energy's nonregulated wholesale gas and electric marketing activities qualify as "energy trading" contracts under the guidance of EITF No. 98-10. In accordance with EITF Issue No. 02-3, effective September 30, 2002, for MidAmerican Energy, all trading revenues are reported net of the cost of such sales. Previously, such amounts were recorded gross. All prior periods have been reclassified to conform to the net presentation.

Obligations and Commitments

As of September 30, 2002, Northern Natural Gas had $13.8 million of obligations to deliver 4.0 bcf of natural gas in 2002 and $46.0 million of obligations to deliver 12.2 bcf of natural gas in 2003. The obligations are revalued based on market prices for natural gas, with changes in value included in the statement of operations. In 2002, Northern entered into natural gas commodity price swaps and index basis swaps to effectively fix the deferred obligation balance. Any further changes in the market value of the deferred obligations will be offset by a corresponding change in the opposite direction in the market value of the swaps.

Other than the delivery of natural gas issue described above, the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trust in connection with the Northern Natural Gas and Kern River acquisitions as described in Note 2 in the notes to the consolidated financial statements, and the issuance of long-term debt as described in Note 8 in the notes to the consolidated financial statements, there have been no other material changes to the obligations and commitments as described in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

During the nine months ended September 30, 2002, the Company issued long-term debt as described in Note 8 in the notes to the consolidated financial statements and assumed additional debt with the acquisitions of Northern Natural Gas and Kern River. However, the Company does not believe it has any material change in regard to exposure to interest rate risk.

Refer to Note 16 in Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001, for discussion on derivatives used to hedge price risk. The Company's exposure to commodity price risk did not change materially from December 31, 2001.

Item 4  Controls and Procedures

MidAmerican Energy Holdings Company's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no signification changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

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

Item 6  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

On July 18, 2002, the Company filed a Form 8-K , dated July 17, 2002, stating that Kern River Gas Transmission Company, an indirect subsidiary of the Company, had received approval from the Federal Energy Regulatory Commission ("FERC") to construct and operate the Kern River 2003 Expansion Project.

On July 30, 2002, the Company filed a Form 8-K, dated July 30, 2002, stating that the Company had reached a definitive agreement with Dynegy Inc. to acquire 100 percent of Northern Natural Gas Company.

On August 14, 2002, the Company filed a Form 8-K with certifications of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On August 23, 2002, the Company filed a Form 8-K, dated August 23, 2002, stating that the Company completed its acquisition of Northern Natural Gas Company on August 16, 2002.

On September 23, 2002, the Company filed a Form 8-K, dated September 23, 2002, stating that the Company intends to offer an aggregate of approximately $600 million of senior notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MIDAMERICAN ENERGY HOLDINGS COMPANY

                                                        (Registrant)





Date: November  14 , 2002                    /s/  Patrick J. Goodman
                                           ------------------------------------
                                                  Patrick J. Goodman
                                                  Senior Vice President & Chief
                                                  Financial Officer

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS

I, David L. Sokol, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MidAmerican Energy Holdings Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to theregistrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                             -----------------------
                                 David L. Sokol
                             Chief Executive Officer

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Patrick J. Goodman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MidAmerican Energy Holdings Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



                             -----------------------
                               Patrick J. Goodman
                            Senior Vice President and
                             Chief Financial Officer