Form 10-Q/A
period 2002-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2002-11-15
CIK 1081316

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A

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

Date:  November 14, 2002

                             /s/ David L. Sokol
                             -----------------------
                                 David L. Sokol
                             Chief Executive Officer

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

Date:  November 14, 2002


                           /s/ Patrick J. Goodman
                           --------------------------
                               Patrick J. Goodman
                            Senior Vice President and
                             Chief Financial Officer