Form 10-K
period 2002-12-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2003-03-31
CIK 1081316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
             (Exact name of registrant as specified in its charter)

      Iowa                                                    94-2213782
      ----                                                 -------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


666 Grand Avenue, Des Moines, IA                                50309
--------------------------------                                -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (515) 242-4300
                                                           --------------

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of March 31, 2003, 9,281,087 shares of common stock were outstanding.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business..........................................................  3
Item 2.    Properties........................................................ 30
Item 3.    Legal Proceedings................................................. 32
Item 4.    Submission of Matters to a Vote of Security Holders............... 34

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters............................................. 35
Item 6.    Selected Financial Data........................................... 36
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 37
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 49
Item 8.    Financial Statements and Supplementary Data....................... 50
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 96

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................ 97
Item 11.   Executive Compensation............................................ 99
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters......................103
Item 13.   Certain Relationships and Related Transactions....................104
Item 14.   Controls and Procedures...........................................105

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...106

SIGNATURES ..................................................................111
CERTIFICATIONS...............................................................113
Exhibit Index................................................................115

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

MidAmerican Energy Holdings Company and its subsidiaries (the "Company" or "MEHC") is a United States-based privately owned global energy company. The Company's subsidiaries' principal businesses are regulated electric and natural gas utilities, regulated interstate natural gas transmission and electric power generation. Its operations are organized and managed on seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding ("CE Electric UK") (which includes
Northern Electric plc ("Northern Electric") and Yorkshire Power Group Ltd. ("Yorkshire")), CalEnergy Generation - Domestic, CalEnergy Generation-Foreign (the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively the "Leyte Projects") and the Casecnan Project) and HomeServices of America, Inc. ("HomeServices"). Through six of these platforms, the Company owns and operates a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, and a diversified portfolio of domestic and international independent power projects. The Company also owns the second largest residential real estate brokerage firm in the United States.

The Company's principal subsidiaries generate, transmit, store, distribute and supply energy. The Company's electric and natural gas utility subsidiaries currently serve approximately 4.3 million electricity customers and approximately 660,000 natural gas customers. Its natural gas pipeline subsidiaries operate interstate natural gas transmission systems with approximately 17,500 miles of pipeline in operation and peak delivery capacity of 5.3 Bcf of natural gas per day. The Company has interests in 6,191 net owned MW of power generation facilities in operation and construction, including 4,618 net owned MW in facilities that are part of the regulated return asset base of its electric utility business (as further described in "Business--MidAmerican Energy--Electric Operations") and 1,573 net owned MW in non-utility power generation facilities. Substantially all of the non-utility power generation facilities have long-term contracts for the sale of energy and/or capacity from the facilities.

On March 14, 2000, the Company and an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a Director of the Company, David L. Sokol,
Chairman and Chief Executive Officer of the Company, and Gregory E. Abel, President and Chief Operating Officer of the Company, closed on a definitive agreement and plan of merger whereby the investor group acquired all of the outstanding common stock of the Company (the "Teton Transaction"). As a result of the Teton Transaction, Berkshire Hathaway, Mr. Scott, Mr. Sokol and Mr. Abel own approximately 9.7%, 86%, 3% and 1% of the voting stock respectively.

The principal executive offices of the Company are located at 666 Grand Avenue, Des Moines, Iowa 50309 and its telephone number is (515) 242-4300. The Company initially incorporated in 1971 under the laws of the State of Delaware and was reincorporated in 1999 in Iowa, at which time it changed its name from CalEnergy Company, Inc. to MidAmerican Energy Holdings Company.

In this Annual Report, references to "U.S. dollars," "dollars," "$" or "cents" are to the currency of the United States, references to "pounds sterling," "(pound)," "sterling," "pence" or "p" are to the currency of the United Kingdom and references to "pesos" are to the currency of the Philippines. References to MW means megawatts, MWh means megawatt hours, Bcf means billion cubic feet, mmcf means million cubic feet, GWh means gigawatts per hour, kV means 1000 volts, Tcf means trillion cubic feet, kWh means kilowatt hours and MMBtus means million British thermal units.

MIDAMERICAN ENERGY

MidAmerican Energy is the largest energy company headquartered in Iowa, with $3.8 billion of assets as of December 31, 2002, and revenue for 2002 totaling $2.2 billion. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy distributes electricity at retail in Council Bluffs, Des Moines, Fort Dodge,
Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois); and a number of adjacent communities and areas. It also distributes natural gas at retail in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 2002, MidAmerican Energy had approximately 681,000 retail electric customers and 660,000 retail natural gas customers.

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

MidAmerican Energy has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. Among the primary industries served by MidAmerican Energy are those that are concerned with food products, the manufacturing, processing and fabrication of primary metals, real estate, farm and other non-electrical machinery, and cement and gypsum products.

For the year ended December 31, 2002, MidAmerican Energy derived approximately 61% of its gross operating revenues from its electric utility business, 31% from its gas utility business and 8% from its non-regulated business activities. For 2001 and 2000, the corresponding percentages were 56% electric, 37% gas and 7% non-regulated and 53% electric, 41% gas and 6% non-regulated, respectively. The change in revenue mix is principally driven by changes in natural gas prices and seasonality.

There  are  seasonal  variations  in  MidAmerican   Energy's  electric  and  gas
businesses, which are principally related to the use of energy for air conditioning and heating. In 2002, 41% of MidAmerican Energy's electric utility revenues were reported in the months of June, July, August and September, and 47% of MidAmerican Energy's gas utility revenues were reported in the months of January, February, March and December.

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

MidAmerican  Energy  manages its  operations  as four separate  business  units:
generation, energy delivery, transmission, and marketing and sales. The generation segment derives most of its revenue from the sale of regulated wholesale electricity and non-regulated wholesale and retail natural gas. The energy delivery segment derives its revenue principally from the delivery of regulated electricity and natural gas, while the transmission segment obtains most of its revenue from the sale of transmission capacity. The marketing and sales segment receives its revenue principally from non-regulated sales of natural gas and electricity.

For the year ended December 31, 2002, regulated electric sales by MidAmerican Energy by customer class were as follows: 19.8% were to residential customers, 14.2% were to small general service customers, 24.5% were to large general service customers, 9.1% were to other customers, and 32.4% were wholesale sales. For the year ended December 31, 2002, regulated electric sales by MidAmerican Energy by jurisdiction were as follows: 88.5% to Iowa, 10.7% to Illinois and 0.8% to South Dakota.

The annual hourly peak demand on MidAmerican Energy's electric system occurs principally as a result of air conditioning use during the cooling season. In July 2002, MidAmerican Energy recorded an hourly peak demand of 3,889 MW, which was 56 MW greater than MidAmerican Energy's previous record hourly peak of 3,833 MW set in 1999.

The following table sets out certain information concerning MidAmerican Energy's power generation facilities based upon summer 2002 accreditation:

                                             FACILITY NET
                                                CAPACITY    NET MW                                 COMMERCIAL
         OPERATING PROJECT (1)                   (MW)(2)    OWNED(2)     FUEL       LOCATION       OPERATION
------------------------------------------    ------------  -------    --------     --------       ----------

COAL FACILITIES:
  Council Bluffs Energy Center Units 1 & 2         133         133       Coal          Iowa        1954, 1958
  Council Bluffs Energy Center Unit 3 ....         690         546       Coal          Iowa              1978
  Louisa Generation Station ..............         700         616       Coal          Iowa              1983
  Neal Generation Station Units 1 & 2 ....         435         435       Coal          Iowa        1964, 1972
  Neal Generation Station Unit 3 .........         515         371       Coal          Iowa              1975
  Neal Generation Station Unit 4 .........         644         261       Coal          Iowa              1979
  Ottumwa Generation Station .............         708         368       Coal          Iowa              1981
  Riverside Generation Station ...........         135         135       Coal          Iowa         1925-61
                                                 -----       -----
    Total coal facilities ................       3,960       2,865
                                                 -----       -----
OTHER FACILITIES:
  Combustion Turbines ....................         785         785      Gas/Oil        Iowa         1969-95
  Moline Water Power .....................           3           3       Hydro       Illinois            1970
  Quad Cities Generating Station .........       1,636         409      Nuclear      Illinois            1974
  Portable Power Modules .................          56          56        Oil          Iowa              2000
                                                 -----       -----
    Total other facilities ...............       2,480       1,253
                                                 -----       -----

ACCREDITED GENERATING CAPACITY ...........       6,440       4,118
Projects Under Construction -
  Greater Des Moines Energy Center .......         500         500        Gas          Iowa         2003-05
                                                 -----       -----
TOTAL POWER GENERATION CAPACITY ..........       6,940       4,618
                                                 =====       =====

(1) MidAmerican Energy operates all such power generation facilities other than Quad Cities Generating Station and Ottumwa Generation Station.

(2) Represents accredited net generating capability. Actual MW may vary depending on operating conditions and plant design for operating projects. Net MW owned indicates ownership of accredited capacity for the summer of 2002 as approved by the Mid- Continent Area Power Pool ("MAPP").

MidAmerican Energy's accredited net generating capability in the summer of 2002 was 4,724 MW. Accredited net generating capability represents the amount of generation available to meet the requirements on MidAmerican Energy's system and consists of MidAmerican Energy-owned generation of 4,118 MW, generation under power purchase contracts of 630 MW and the net amount of capacity purchases and sales of (24) MW. The net generating capability at any time may be less than it would otherwise be due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

MidAmerican Energy plans to develop and construct three electric generating projects in Iowa. The projects would provide service to regulated retail electricity customers and be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service.

The first project will be a 500-MW (based on expected accreditation) natural gas-fired, combined cycle plant with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 310 MW of accredited capacity. The combined cycle operation will commence in 2005. MidAmerican Energy has received a certificate from the Iowa Utilities Board "(IUB") allowing it to construct the plant. In May 2002, the IUB issued an order that specified the Iowa ratemaking principles that will apply to the plant over its life. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant.

The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On January 23, 2003, MidAmerican Energy received an order approving the issuance of a certificate from the IUB allowing it to construct the plant. MidAmerican Energy has made a filing with the IUB for approval of Iowa ratemaking principles for this second plant. The development of this plant is subject to obtaining environmental and other required permits, as well as to receiving orders from the IUB approving construction of the associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW (nameplate rating). If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million, plus associated transmission facilities. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, a rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement requires enactment of Iowa legislation and is subject to approval by the IUB.

MidAmerican Energy is interconnected with Iowa utilities and utilities in neighboring states and is involved in an electric power pooling agreement known as MAPP. MAPP is a voluntary association of electric utilities doing business in Minnesota, Nebraska, North Dakota and the Canadian provinces of Saskatchewan and Manitoba and portions of Iowa, Montana, South Dakota and Wisconsin. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system and is responsible for the safety and reliability of the bulk electric system.

In November 2001, MAPPCOR, the contractor to MAPP, sold its transmission-related assets to the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The Midwest ISO now has responsibility for administration of MAPP's Open-Access Transmission Tariff.

Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. If a participant's capability reserve falls below the 15% minimum, significant penalties could be contractually imposed by MAPP. MidAmerican Energy's reserve margin at peak demand for 2002 was approximately 21%.

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

In December 1999, the Federal Energy Regulatory Commission ("FERC") issued Order No. 2000 establishing, among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which its transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC ("TRANSLink") and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC-approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest ISO regional transmission organization. MidAmerican Energy has filed applications for state regulatory approval from states in which TRANSLink will be operating but does not anticipate rulings until late in 2003. Transferring the operations and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to Standard Market Design. The FERC has characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. The proposal includes numerous proposed changes in the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The final rule, if adopted as currently proposed, would require all public utilities operating transmission facilities subject to the FERC jurisdiction to file revised open access transmission tariffs that would require changes to the basic services these public utilities currently provide. The proposed rule may impact the pricing of MidAmerican Energy's electricity and transmission products. The FERC does not envision that a final rule will be fully implemented until 2004. MidAmerican Energy is still evaluating the proposed rule and recognizes the final rule could vary considerably from the initial proposal. Accordingly, the likely impact of the proposed rule on MidAmerican Energy's transmission and generation businesses is unknown.

Gas Operations
--------------

For the year ended December 31, 2002, regulated gas sales by MidAmerican Energy, excluding transportation throughput, by customer class were as follows: 39.0% were to residential customers, 19.7% were to small general service customers, 1.5% were to large general service customers, 1.2% were to other customers, and 38.6% were wholesale sales. For the year ended December 31, 2002, regulated gas sales by MidAmerican Energy, excluding transportation throughput, by jurisdiction were as follows: 78.0% to Iowa, 11.2% to South Dakota, 10.0% to Illinois, and 0.8% to Nebraska.

MidAmerican Energy purchases gas supplies from producers and third party marketers. To ensure system reliability, a geographically diverse supply portfolio with varying terms and contract conditions is utilized for the gas supplies.

MidAmerican Energy has rights to firm pipeline capacity to transport gas to its service territory through direct interconnects to the pipeline systems of Northern Natural Gas, Natural Gas Pipeline Company of America, Northern Border Pipeline Company and ANR Pipeline Company. Firm capacity in excess of
MidAmerican Energy's system needs, resulting from differences between the capacity portfolio and seasonal system demand, can be resold to other companies to achieve optimum use of the available capacity. Past IUB and South Dakota Public Utilities Commission rulings have allowed MidAmerican Energy to retain 30% of Iowa and South Dakota margins, respectively, earned on the resold capacity, with the remaining 70% being returned to customers through a purchased gas adjustment clause as described below.

MidAmerican Energy's cost of gas is recovered from customers through purchased gas adjustment clauses. In 1995, the IUB gave initial approval of MidAmerican
Energy's Incentive Gas Supply Procurement Program. Under the program, as amended, MidAmerican Energy is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based and historical reference price. If MidAmerican Energy's costs of gas for the period are less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. In October 2002, the IUB approved a one-year extension of the program through October 31, 2003. A similar program is currently in effect in South Dakota through October 31, 2005. Since the implementation of the program, MidAmerican Energy has successfully achieved and shared savings with its natural gas customers.

MidAmerican Energy utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican Energy also utilizes three liquefied natural gas plants and two propane-air plants to meet peak day demands.

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

KERN RIVER

Kern River's principal asset is a 926-mile interstate natural gas transmission pipeline system, with an original approximate capacity of 700 mmcf per day, extending from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Following the completion of recent expansion projects, including the 2002 expansion project and the California Action Project, the design capacity of the pipeline is currently 845.5 mmcf per day. Construction of the original pipeline began on January 2, 1991 and was completed in early 1992. Kern River's pipeline is comprised of two distinguishable sections: the mainline and the common facilities. The 707-mile mainline section extends from the pipeline's point of origination in Opal, Wyoming through the Central Rocky Mountains area to Daggett, California and is owned entirely by Kern River. The common facilities consist of the 219-mile section of pipeline that extends from Daggett to Bakersfield, California. The common facilities are jointly owned by Kern River (currently approximately 67.9%) and Mojave Pipeline Company (currently approximately 32.1%), as tenants-in-common. Kern River's ownership percentage in the common facilities will increase or decrease pursuant to each completed expansion by the respective joint owners.

Kern River's 2003 Expansion Project
-----------------------------------

The 2003 Expansion Project is a new parallel 717-mile loop pipeline that will begin in Lincoln County, Wyoming and terminate in Kern County, California. The 2003 Expansion Project began construction on August 6, 2002 and is expected to be completed and operational May 1, 2003 at a total cost of approximately $1.2 billion. The pipeline will include 36- and 42-inch diameter pipe, most of which will be laid in the existing Kern River rights-of-way at a 25-foot offset from the existing pipeline, and new above ground facilities. Three segments along the rights-of-way, approximately 205 miles in Utah, Nevada and California, will not require additional pipeline but will instead be areas where the gas will be compressed and transported through the existing pipeline. The existing pipeline rights-of-way, compressor facilities and receipt/delivery facilities will all be utilized by the 2003 Expansion Project, streamlining the permitting, acquisition of rights-of-way and ultimately the construction and operations of the 2003 Expansion Project.

The 2003 Expansion Project includes the construction of three new compressor stations and the installation of additional compression and other modifications at six existing facilities. When completed, the Kern River system will have a summer day design capacity of approximately 1.73 Bcf per day, an increase of approximately 886 mmcf per day.

Kern River has 18 long-term firm transportation service agreements with 17 shippers for 100% of the 2003 Expansion Project's capacity. The term for all these service agreements is either 10 or 15 years from the date on which transportation services on the 2003 Expansion Project commence.

The 2003 Expansion Project is being financed with approximately 70% debt and 30% equity, consistent with Kern River's original capital structure, the application for FERC approval of the 2003 Expansion Project and the limitations contained in the indenture for Kern River's existing secured senior notes. On June 21, 2002, Kern River entered into an $875 million credit facility to fund a portion of the costs of the 2003 Expansion Project and the Company issued a completion guarantee in favor of the lenders under that credit facility.

NORTHERN NATURAL GAS

Northern Natural Gas is one of the largest interstate natural gas pipeline systems in the United States. It reaches from Texas to Michigan's Upper
Peninsula and is engaged in the transmission and storage of natural gas for utilities, municipalities, other pipeline companies, gas marketers, industrial and commercial users and other end users. Northern Natural Gas operates approximately 16,600 miles of natural gas pipelines with a design capacity of
4.4 Bcf per day that deliver approximately 5.0% of the total natural gas consumed in the United States. The Northern Natural Gas system is believed to be the largest in the United States as measured by pipeline miles and the eighth largest as measured by throughput. The pipeline system is powered by 92 transmission compressor stations with an aggregate of approximately 840,000 horsepower. Northern Natural Gas' storage services are provided through the operation of three underground storage fields (one in Iowa and two in Kansas) and two LNG storage peaking units. The three underground natural gas storage facilities and Northern Natural Gas' two LNG storage peaking units have a total storage capacity of approximately 59 Bcf and over 1.3 Bcf per day of peak day deliverability. These storage facilities provide Northern Natural Gas with operational flexibility for daily balancing of its system and providing services to customers for meeting their year-round loadswing requirements. In 2002, approximately 11% of Northern Natural Gas' revenue was generated from storage services.

Northern Natural Gas' system is comprised of two distinct areas, its traditional end-use and distribution market area at the northern end of the system, including delivery points in Michigan, Illinois, Iowa, Minnesota, Nebraska, Wisconsin and South Dakota, which the Company refers to as the Market Area, and the natural gas supply and market area at the southern end of the system, including Kansas, Oklahoma, Texas and New Mexico, which the Company refers to as the Field Area. Northern Natural Gas' Field Area is interconnected with many interstate and intrastate pipelines in the national grid system. A majority of Northern Natural Gas' capacity in both the Market Area and the Field Area is dedicated to Market Area customers under long-term firm transportation contracts. Approximately 49% of Northern Natural Gas' capacity subject to firm transportation contracts is under contracts that extend beyond 2005.

The northern portion of Northern Natural Gas' pipeline system transports natural gas primarily to end-user and local distributor markets in the Market Area. Customers consist of LDCs, municipalities, other pipeline companies, gas marketers and end-users. While approximately ten large LDCs account for the majority of Market Area volumes, Northern Natural Gas also serves numerous small communities through these large LDCs as well as municipalities or smaller LDCs and directly serves several large end-users. In 2002, approximately 85% of Northern Natural Gas' revenue was from capacity charges under firm transportation and storage contracts and approximately 82% of that revenue was from LDCs. In 2002, approximately 68% of Northern Natural Gas' revenue was generated from Market Area customer contracts.

As noted above, the Field Area of Northern Natural Gas' system provides access to natural gas supply from key production areas such as the Hugoton, Permian and Anadarko Basins. In each of these areas, Northern Natural Gas has numerous interconnecting receipt and delivery points, with volumes received in the Field Area consisting of both directly connected supply and volumes from interconnections with other pipeline systems. In addition, Northern Natural Gas has the ability to aggregate processable natural gas for deliveries to various gas processing facilities.

In the Field Area, customers holding transportation capacity consist of LDCs, marketers, producers, and end-users. The majority of Northern Natural Gas' Field Area firm transportation is provided to Northern Natural Gas' Market Area firm customers under long-term firm transportation contracts with such volumes supplemented by volumes transported on an interruptible basis or pursuant to short-term firm contracts. In 2002, approximately 21% of Northern Natural Gas' revenue was generated from Field Area customer transportation contracts.

Northern Natural Gas' system is characterized by significant seasonal swings in demand, which provide opportunities to deliver high value-added services. Because of its location and multiple interconnections with other interstate and intrastate pipelines, Northern Natural Gas is able to access natural gas both from traditional production areas, such as the Hugoton, Permian and Anadarko Basins, as well as growing supply areas such as the Rocky Mountains through Trailblazer Pipeline Company, Pony Express Pipeline and Colorado Interstate Gas Company, and from Canadian production areas through Northern Border Pipeline Company, Great Lakes Gas Transmission Limited Partnership and Viking Gas Transmission Company. As a result of Northern Natural Gas' geographic location in the middle of the United States and its many interconnections with other pipelines, Northern Natural Gas augments its steady end-user and LDC revenue by taking advantage of opportunities to provide intermediate transportation through pipeline interconnections for customers in other markets including Chicago, other parts of the Midwest and Texas.

Northern Natural Gas' revenue is derived from the interstate transportation and storage of natural gas for third parties. Except for small quantities of natural gas owned for system operations, Northern Natural Gas does not own the natural gas that is transported through its system. Northern Natural Gas' transportation and storage operations are subject to a FERC-regulated tariff that is designed to allow it an opportunity to recover its costs together with a regulated return on equity.

Northern Natural Gas' strategic plan is focused on taking advantage of the system's bi-directional and relatively flexible natural gas transportation capabilities and its storage assets to maximize economic returns. A key component of this strategic plan is to build upon Northern Natural Gas' asset base located in the center of the North American natural gas grid by increasing flexibility through additional pipeline interconnects. Through existing interconnections, Northern Natural Gas' shippers have supply access to Canadian, Rocky Mountain, Hugoton, Anadarko and Permian supplies. Northern Natural Gas also expects to pursue selective pipeline expansions, storage service enhancement and improved utilization of existing systems. In addition, Northern Natural Gas is focused on utilizing its ability to transport both dry natural gas and processable natural gas to take advantage of opportunities presented by natural gas processing facility consolidations in the Mid-continent area. Northern Natural Gas expects to be able to meet the expected demand growth in its Market Area with only modest investment in new facilities as a result of the flexibility in Northern Natural Gas' system. Furthermore, Northern Natural Gas' access to supply diversity is expected to provide it with a significant competitive advantage because of the ability of the system to provide shippers access to many sources of low cost natural gas.

KERN RIVER AND NORTHERN NATURAL GAS COMPETITION

Natural gas competes with other forms of energy, including electricity, coal and fuel oil, primarily on the basis of price. Legislation and governmental regulations, the weather, the futures market, production costs, and other factors beyond the control of Kern River and Northern Natural Gas influence the price of natural gas. Industrial end-users often have the ability to choose from alternative fuel sources in addition to natural gas, such as fuel oil and coal.

Pipelines compete on the basis of cost, flexibility, reliability of service and overall customer service. More specifically, Kern River competes with various interstate pipelines and its shippers in serving the southern California, Las Vegas and Salt Lake City market areas, in order to market any unsubscribed capacity and expansion capacity. Kern River provides its customers with supply diversity through pipeline interconnects with Northwest Pipeline, Colorado Interstate Gas Pipeline, Overland Trail Pipeline, and Questar Pipeline. These interconnects allow Kern River to access natural gas reserves in Colorado, northwestern New Mexico, Wyoming, Utah and the Western Canadian Sedimentary Basin.

Approximately 100% of Kern River's original pipeline capacity is contractually committed with 14 extended term rate shippers until September 30, 2011. Beyond that, approximately 86% of the original pipeline capacity is contractually committed, with 11 shippers, until September 30, 2016. Nearly 100% of the additional permanent capacity constructed in connection with the 2002 expansion and to be constructed for the 2003 Expansion Project is contractually committed under 10- and 15-year agreements.

Even though Kern River does not market natural gas supply, in each market area the purchaser evaluates the total cost of natural gas supply, including transportation rates, from each alternative supplier/transporter. Based on published rates and fuel percentages, the Company believes Kern River currently has the lowest transportation costs from well-head to burner tip of any interstate pipeline serving its direct markets in Nevada and southern California, with gas transportation costs of approximately $0.45 per MMBtu compared to approximately $0.84-$1.29 per MMBtu on competing pipelines. There can be no assurance that its competitors do not or will not charge rates that are discounted to these published rates, particularly on a short-term basis. The 2003 Expansion Project shippers' initial tariff rates in the original FERC filing were $0.57-$0.70 per MMBtu. These rates are expected to be reduced slightly in a FERC compliance filing Kern River is required to make 60 days prior to placing the 2003 Expansion Project in service.

Kern River is the only interstate pipeline that presently delivers natural gas directly from a gas supply basin into the intrastate California market, which enables its customers to avoid paying a "rate stack" (i.e., additional transportation costs attributable to the movement from one or more interstate pipeline systems to an intrastate system within California). The Company believes that Kern River's rate structure and access to upstream pipelines/storage facilities and to low-cost Rocky Mountain gas reserves increases its competitiveness and attractiveness to end-users. Kern River believes it is advantaged relative to other competing interstate pipelines because its relatively new pipeline can be expanded at lower costs than those that apply to other systems and it directly links the market along its system to low cost Rocky Mountain gas supplies. Kern River's strategic advantages were the main reasons the electric generation market purposely selected sites next to the Kern River pipeline to build their new power plants. Kern River expects to directly serve over 7,000 MW's of new electric generation load, which is currently under construction or recently placed in commercial operation. Close to 90% of the 2003 Expansion Project contract demand is with shippers who either own or intend to serve power generation facilities.

Historically, Northern Natural Gas has been able to provide competitive cost service because of its access to a variety of low cost supply basins, its cost control measures and its relatively high load factor through-put, which lowers the cost per unit of transportation. Although Northern Natural Gas has experienced pipeline system bypass affecting a small percentage of its market, to date Northern Natural Gas has been able to more than offset any load lost to bypass in the Market Area through expansion projects such as the Peak Day 2000 project.

Major competitors in the Market Area include ANR Pipeline Company and Natural Gas Pipeline Company of America. Other competitors include Northern Border Pipeline Company, Great Lakes Gas Transmission Limited Partnership and Viking Gas Transmission Company. In the Field Area, Northern Natural Gas competes with a large number of other competitors. Particularly in the Field Area, a significant amount of Northern Natural Gas' capacity is used on an interruptible or short-term basis. In summer months, Northern Natural Gas' Market Area customers often release significant amounts of their unused firm capacity to other shippers, which competes with Northern Natural Gas' short-term or interruptible services.

Northern Natural Gas believes that current and anticipated changes in its competitive environment have created opportunities to serve existing customers more efficiently and to meet certain growing supply needs. While LDCs provide peak day delivery growth driven by population growth and alternative fuel replacement, new off-peak demand growth is being driven primarily by power and ethanol plant expansion. Off-peak demand growth is important to Northern Natural Gas as this demand can generally be satisfied with little or no requirement for the construction of new facilities. Approximately 3,800 MW of natural gas-fired electric power plants in development have been announced in close proximity to Northern Natural Gas' system. Northern Natural Gas has been successful in competing for a significant amount of the increased demand related to the construction of new power and ethanol plants. Over the last five years, Northern Natural Gas has contracted approximately 430 mmcf per day of volume on its system from such new facilities, of which approximately 258 mmcf per day is currently in service and approximately 172 mmcf per day is scheduled to begin service between 2003 and 2005.

CE ELECTRIC UK

The business of CE Electric UK consists primarily of the distribution of electricity in the United Kingdom by Northern Electric and Yorkshire.

In December 1996, CE Electric UK Ltd., an indirect wholly owned subsidiary of CE Electric UK, acquired Northern Electric. Northern Electric was one of the twelve original United Kingdom regional electric companies that came into existence in 1990 as a result of the restructuring and subsequent privatization of the electricity industry that occurred in the United Kingdom. On September 21, 2001, CE Electric UK Ltd. acquired 94.75% of Yorkshire from Innogy Holdings plc ("Innogy"), and simultaneously sold Northern Electric's electricity and gas supply and metering businesses to Innogy. The Company sometimes refers to these transactions as the "Yorkshire Swap". In August 2002, CE Electric UK acquired the remaining 5.25% of Yorkshire that it did not already own from Xcel Energy International ("Xcel Energy"), an affiliate of Xcel Energy Inc.

With the acquisition of Yorkshire and the disposition of the electricity and gas supply and metering businesses of Northern Electric and certain other recent strategic dispositions, CE Electric UK is positioned to continue to bring together the skills and resources of two neighboring distribution businesses to create one of the largest distribution companies in the United Kingdom, serving more than 3.6 million customers in an area of approximately 10,000 square miles. CE Electric UK has also implemented a number of initiatives that have produced savings in ongoing operating and capital costs at its businesses.

Descriptions of the functional business units of each of Northern Electric's and Yorkshire's distribution businesses are set forth below.

Electricity Distribution
------------------------

Northern Electric's and Yorkshire's operations consist primarily of the distribution of electricity and other auxiliary businesses in the United Kingdom. Northern Electric's and Yorkshire's distribution licensee companies, Northern Electric Distribution Limited ("NEDL"), and Yorkshire Electricity Distribution plc ("YEDL"), respectively, receive electricity from the national grid transmission system and distribute it to their customers' premises using their network of transformers, switchgear and cables. Substantially all of the customers in NEDL's and YEDL's distribution service areas are connected to the NEDL and YEDL networks and electricity can only be delivered through their distribution system, thus providing NEDL and YEDL with distribution volume that is relatively stable from year to year. NEDL and YEDL charge fees for the use of the distribution system to the suppliers of electricity. The suppliers, which purchase electricity from generators and sell the electricity to end-user customers, use NEDL's and YEDL's distribution networks pursuant to an industry standard "Use of System Agreement" which NEDL and YEDL separately entered into with the various suppliers of electricity in their respective distribution areas. The fees that may be charged by NEDL and YEDL for use of their distribution systems are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

At December 31, 2002, NEDL's and YEDL's electricity distribution network (excluding service connections to consumers) on a combined basis included approximately 31,000 kilometers of overhead lines and approximately 65,000 kilometers of underground cables. In addition to the circuits referred to above, at December 31, 2002, NEDL's and YEDL's distribution facilities also included approximately 57,000 transformers and approximately 58,000 substations. Substantially all substations are owned in freehold, and most of the balance are held on leases that will not expire within 10 years.

Utility Services
----------------

Integrated Utility Services Limited ("IUS"), a subsidiary of Northern Electric, is an engineering contracting company whose main business is providing electrical connection services on behalf of NEDL's and YEDL's distribution businesses and providing electrical infrastructure contracting services to third parties.

Gas Exploration and Production
------------------------------

CE Gas is a gas exploration and production company that is focused on developing integrated upstream gas projects. Its upstream gas business consists of the exploration, development and production, including transportation and storage, of gas for delivery to a point of sale into either a gas supply market or a power generation facility.

In May 2002, CE Gas, an indirect wholly owned subsidiary of the Company, executed the sale of several of its U.K. natural gas assets to Gaz de France for (pound)137.0 million (approximately $200.0 million). CE Gas sold four natural gas-producing fields located in the southern basin of the U.K. North Sea, including Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CE Gas.

In addition to retaining its interest in the Victor Field and the ETS pipeline, CE Gas retained certain development interests in Poland (Polish Trough) and Australia (Perth, Bass and Otway Basins).

CALENERGY GENERATION - DOMESTIC

Business

Through CalEnergy Generation - Domestic, the Company owns interests in 15 operating non-utility power projects in the United States. The following table sets out certain information concerning CalEnergy Generation-Domestic's non-utility power projects in operation as of December 31, 2002:


                                 FACILITY NET                                     PURCHASE
                                   CAPACITY     NET MW                           AGREEMENT
    OPERATING PROJECT              (MW) (1)     OWNED (1)  FUEL     LOCATION     EXPIRATION     POWER PURCHASER (2)
----------------------          -------------   ---------  ----    ----------    -----------    -------------------

Cordova ......................        537          537      Gas     Illinois        2017        El Paso/MidAmerican Energy
Salton Sea I .................         10            5      Geo    California       2017           Edison
Salton Sea II ................         20           10      Geo    California       2020           Edison
Salton Sea III ...............         50           25      Geo    California       2019           Edison
Salton Sea IV ................         40           20      Geo    California       2026           Edison
Salton Sea V .................         49           25      Geo    California    Year-to-year   El Paso/Minerals(3)
Vulcan .......................         34           17      Geo    California       2016           Edison
Elmore .......................         38           19      Geo    California       2018           Edison
Leathers .....................         38           19      Geo    California       2019           Edison
Del Ranch ....................         38           19      Geo    California       2019           Edison
CE Turbo .....................         10            5      Geo    California    Year-to-year   El Paso/Minerals(3)
Saranac ......................        240           90      Gas     New York        2009           NYSE&G
Power Resources ..............        200          100      Gas      Texas          2003            TXU
Yuma .........................         50           25      Gas     Arizona         2024           SDG&E
Roosevelt Hot Springs (4) ....         23           17      Geo    California    Year-to-year       UP&L
                                    -----          ---
DOMESTIC OPERATING PROJECTS ..      1,377          933
                                    =====          ===

(1) Represents accredited net generating capability. Actual MW may vary depending on operating conditions and plant design. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.

(2) El Paso Corporation ("El Paso"); Southern California Edison Company ("Edison"); CalEnergy Minerals LLC ("Minerals"), a zinc facility owned by a subsidiary of the Company; New York State Electric & Gas Corporation ("NYSE&G"), TXU Generation Company LP ("TXU"); San Diego Gas & Electric Company ("SDG&E"), and Utah Power & Light Company ("UP&L").

(3) Each contract governing power purchases by Minerals will expire 33 years from the date of the initial power delivery under such contract. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power LLC ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") began selling available power to a subsidiary of TransAlta Corporation ("TransAlta") on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

(4) The Company's subsidiary owns an approximately 70% indirect interest in this project which supplies geothermal steam to a power plant owned by UP&L. The Company obtained a cash prepayment under a pre-sale agreement with UP&L whereby UP&L paid in advance for the steam produced by this steam field.

Cordova Energy owns a 537 MW gas-fired power plant in the Quad Cities, Illinois area that the Company refers to as the Cordova Project. CalEnergy Generation Operating Company, its indirect wholly owned subsidiary, operates the Cordova Project. The Cordova Project commenced commercial operations in June 2001. Cordova Energy entered into a power purchase agreement with a unit of El Paso, under which El Paso will purchase all of the capacity and energy from the project until December 31, 2019. Cordova Energy has exercised an option to recall from El Paso 50% of the output through May 14, 2004, reducing El Paso's purchase obligation to 50% of the output during such period. The recalled output is being sold to MidAmerican Energy. The Company is aware there have been public announcements that El Paso's financial condition has deteriorated as a result of, among other things, reduced liquidity. The Company will continue to monitor the situation.

MEHC has a 50% ownership interest in CE Generation, whose affiliates currently operate ten geothermal plants (the "Imperial Valley Projects") in the Imperial Valley in California. The "Salton Sea Projects" consist of the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V Projects (the "Salton Sea I Project", the "Salton Sea II Project", the "Salton Sea III Project," the "Salton Sea IV Project," and the "Salton Sea V Project" respectively). The "Partnership Projects" consist of the Vulcan, Elmore,
Leathers, Del Ranch and CE Turbo projects (the "Vulcan Project," the "Elmore Project", the "Leathers Project", the "Del Ranch Project," and the "CE Turbo Project" respectively). The CE Turbo Project and the Salton Sea V Project commenced commercial operations in 2000.

Each of the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects, sells electricity to Edison pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the project, which is subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. The price for capacity was fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments for the SO4 Agreements were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy, entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and is 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2002, 2001 and 2000, respectively, Edison's Average Avoided Cost of Energy was 3.5 cents per kWh, 7.4 cents per kWh and 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Salton Sea V and CE Turbo projects began operations in 2000 and, when the Zinc Recovery Project (defined below) achieves 100% production, the Salton Sea V Project and the CE Turbo Project would expect to sell approximately 22 MW to the Zinc Recovery Project at a price based on market transactions. The remainder is being sold through other market transactions.

The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York. The Saranac Project has entered into a 15-year power purchase agreement with NYSE&G expiring in 2009. The Saranac Project is a qualifying facility ("QF") and has entered into 15-year steam purchase agreements with Georgia-Pacific Corporation and Pactiv Corporation. The Saranac Project has a 15-year natural gas supply agreement with Shell Canada Limited, to supply 100% of the Saranac Project's fuel requirements. Each of the Saranac power purchase agreement, the Saranac steam purchase agreements and the Saranac gas supply agreement contains rates that are fixed for their respective contract terms. Revenues escalate at a higher rate than fuel costs. The Saranac partnership is indirectly owned by subsidiaries of CE Generation, ArcLight Capital Partners LLC and General Electric Capital Corporation.

The Power Resources Project is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement with TXU Generation Company LP, formerly known as Texas Utilities Electric Company expiring in 2003. The Power Resources Project is a QF and has a steam purchase agreement with Alon USA, L.P. On December 30, 2002, Power Resources obtained an exempt wholesale generator order from the FERC. The status as an exempt wholesale generator would facilitate the Power Resources Project sale of energy in market transactions.

The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to SDG&E under an existing 30-year power purchase agreement which expires in 2024. The Yuma project is a QF and has executed steam sales contracts with an adjacent industrial entity to act as its thermal host.

The Roosevelt Hot Springs Project is a geothermal steam field which supplies geothermal steam to a 23 net MW power plant owned by UP&L located on the Roosevelt Hot Springs property under a 30-year steam sales contract expiring in 2020. The Company obtained a cash prepayment under a pre-sale agreement with UP&L whereby UP&L paid in advance for the steam produced by the steam field. The
Company guarantees the performance of this subsidiary. The Company must make certain penalty payments to UP&L if the steam produced does not meet certain quantity and quality requirements.

Zinc Recovery Project
---------------------

Minerals developed and owns the rights to proprietary processes for the extraction of zinc from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. A plant has successfully produced commercial quality zinc at the projects. The affiliates of Minerals may develop facilities for the extraction of manganese, silica and other products as they further develop the extraction technology.

Minerals constructed the Zinc Recovery Project, which is recovering zinc from the geothermal brine (the "Zinc Recovery Project"). Facilities have been installed near the Imperial Valley Projects sites to extract a zinc chloride solution from the geothermal brine through an ion exchange process. This solution is being transported to a central processing plant where zinc ingots are being produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tons per year. Limited production began during December 2002 and full production is expected by late-2003. In September 1999, Minerals entered into a sales agreement whereby all high-grade zinc produced by the Zinc Recovery Project will be sold to Cominco, Ltd. The initial term of the agreement expires in December 2005.

Development Projects
--------------------

The Company's subsidiary, Fox Energy Company LLC ("Fox"), is evaluating the development of a 635 net MW gas fired power generating facility in Kaukanna, Outagamie County, Wisconsin. A subsidiary of TransAlta has agreed to participate in the development of this project at a level of 50% and has an option to own 50% of the project. The Public Service Commission of Wisconsin issued a Certificate of Public Convenience and Necessity on November 8, 2002. An air permit for construction and initial operations was issued by the Wisconsin Department of Natural Resources on November 4, 2000 and such application was deemed complete on April 25, 2002. A final environmental impact statement was issued by the Wisconsin Department of Natural Resources on August 19, 2002. Electrical and natural gas interconnection agreements and a water supply agreement have also been executed for this project.

The Company's subsidiary, CE Obsidian Energy LLC ("Obsidian"), is evaluating the development of a 185 net MW geothermal facility in Imperial Valley, California. Substantially all the output of the facility will be sold to the Imperial Irrigation Disctrict pursuant to a power purchase agreement. An affiliate of TransAlta has elected to participate in the ownership and development of this project at a level of 50%. On July 29, 2002, Obsidian filed an application for certification seeking approval from the California Energy Commission to construct and operate the facility.

CALENERGY GENERATION - FOREIGN

Business
--------

The Company indirectly owns the Upper Mahiao, Malitbog and Mahanagdong projects, which are geothermal power plants located on the island of Leyte in the Philippines, and the Casecnan Project, a combined irrigation and hydroelectric power generation project, which is located in the central part of Island of Luzon in the Philippines. Each plant possesses an operating margin that allows for production in excess of the amount listed below. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters under normal operating conditions.

Operating Projects
------------------

The  following  table  sets  out  certain   information   concerning   CalEnergy
Generation-Foreign's non-utility power projects in operation as of December 31, 2002:

                                FACILITY NET                                      POWER
                                   CAPACITY     NET MW              COMMERCIAL   PURCHASER/
     OPERATING PROJECT (1)         (MW) (2)    OWNED (2)   FUEL    OPERATION    GUARANTOR (3)
-------------------------------- ------------  ---------  ------  ------------  -------------

Upper Mahiao ...................      119         119      Geo        1996      PNOC-EDC/ROP
Mahanagdong ....................      165         155      Geo        1997      PNOC-EDC/ROP
Malitbog .......................      216         216      Geo      1996-97      PNOC-EDC/ROP
Casecnan (4) ...................      150         150      Hydro      2001        NIA/ROP
                                      ---         ---
INTERNATIONAL OPERATING PROJECTS      650         640
                                      ===         ===

(1) All operating projects are located in the Philippines; all operating projects are governed by contracts which are payable in U.S. dollars; and all operating projects carry political risk insurance.

(2) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (MW) represents the contract capacity for the facility. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of distributions.

(3) PNOC-Energy Development Corporation ("PNOC-EDC"), Republic of the Philippines ("ROP"), and National Irrigation Administration ("NIA") (NIA also purchases water from this facility). The government of the Philippines undertaking supports PNOC-EDC's and NIA's respective obligations.

(4) Net MW Owned is subject to repurchase rights of up to 15% of the project by an initial minority shareholder and a dispute with the other initial minority shareholder regarding an additional 15% of the project. Also see "Legal Proceedings-Philippines."

The Upper Mahiao project is a 119 net MW geothermal power project owned and operated by CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is 100% indirectly owned by the Company. The Upper Mahiao facility has been in commercial operation since June 17, 1996.

Under the terms of the Upper Mahiao energy conversion agreement, CE Cebu owns and operates the Upper Mahiao Project during the ten-year cooperation period, which commenced in June 1996, after which ownership will be transferred to PNOC-Energy Development Corporation at no cost.

The Upper Mahiao Project is located on land provided by PNOC-EDC at no cost. The project takes geothermal steam and fluid, also provided by PNOC-EDC at no cost, and converts its thermal energy into electrical energy which is sold to PNOC-EDC on a "take-or-pay" basis, which in turn sells the power to the National Power Corporation (`NPC"), for distribution on the island of Cebu. PNOC-EDC pays to CE Cebu a fee based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenue) and a fee based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenue). Payments under the Upper Mahiao agreement are denominated in U.S. dollars, or computed in U.S. dollars and paid in pesos at the then-current exchange rate, except for the energy fee. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao agreement, are supported by the ROP through a performance undertaking.

The Mahanagdong Project is a 165 net MW geothermal power project owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation of which the Company indirectly owns 100% of the common stock. Another industrial company owns an approximate 6% preferred equity interest in the Mahanagdong Project. The Mahanagdong Project has been in commercial operation since July 25, 1997. The Mahanagdong Project sells 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to PNOC-EDC, which in turn sells the power to the NPC for distribution on the island of Luzon.

The terms of the Mahanagdong energy conversion agreement are substantially similar to those of the Upper Mahiao agreement. The Mahanagdong agreement provides for a ten-year cooperation period. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost. All of PNOC-EDC's obligations under the Mahanagdong agreement are supported by the ROP through a performance undertaking. The capacity fees are approximately 97% of total revenue at the design capacity levels and the energy fees are approximately 3% of such total revenue. PNOC-EDC's payment requirements, and its other obligations under the Mahanagdong agreement, are supported by the ROP through a performance undertaking.

The Malitbog Project is a 216 net MW geothermal project owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. The three units of the Malitbog facility were put into commercial operation on July 25, 1996 (for Unit I) and July 25, 1997 (for Units II and III). VGPC sells 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which sells the power to the NPC for distribution on the islands of Cebu and Luzon.

The electrical energy produced by the facility is sold to PNOC-EDC on a take-or-pay basis. These capacity payments equal approximately 100% of total revenue. A substantial majority of the capacity payments are required to be made by PNOC-EDC in dollars. The portion of capacity payments payable to PNOC-EDC in pesos is expected to vary over the term of the Malitbog energy conversion agreement from 10% of VGPC's revenue in the early years of the 10-year cooperation period to 23% of VGPC's revenue at the end of the cooperation period. Payments made in pesos will generally be made to a peso-dominated account and will be used to pay peso-denominated operation and maintenance expenses with respect to the Malitbog Project and Philippine withholding taxes, if any, on the Malitbog Project's debt service. The government of the Philippines has entered into a performance undertaking, which provides that all of PNOC-EDC's obligations pursuant to the Malitbog energy conversion agreement carry the full faith and credit of, and are affirmed and guaranteed by, the ROP.

The Malitbog energy conversion agreement cooperation period expires ten years after the date of commencement of commercial operation of Unit III. At the end of this cooperation period, the facility will be transferred to PNOC-EDC at no cost, on an "as is" basis. See "Legal Proceedings - Philippines" for a description of legal proceedings related to the Malitbog Project.

CE Casecnan Ltd. ("CE Casecnan"), the Company's indirectly majority owned subsidiary, operates the Casecnan Project, a combined irrigation and 150 Net MW hydroelectric power generation project. The Casecnan Project consists generally of diversion structures in the Casecnan and Taan rivers that capture and divert excess water in the Casecnan watershed by means of concrete, in-stream diversion weirs and transfer that water through a transbasin tunnel of approximately 23 kilometers (including the intake adit from the Taan to the Casecnan river), with a diameter of approximately 6.5 meters to an existing underutilized water storage reservoir at Pantabangan. During the water transfer, the elevation differences between the two watersheds allows electrical energy to be generated at a 150 MW rated capacity power plant, which is located in an underground powerhouse cavern at the end of the water tunnel. A tailrace discharge tunnel of approximately three kilometers delivers water from the water tunnel and the new powerhouse to the Pantabangan reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the Philippine National Power Corporation ("NPC"), the government-owned and controlled corporation that is the primary supplier of electricity in the Philippines. Since the water has been determined to remain suitable for irrigation throughout the Casecnan Project operations of capturing, diverting and transferring the water, other than removing sediments at the diversion structures, no treatment is required. Once in the reservoir at Pantabangan, the water is under the control of, and for the use of the NIA.

CE Casecnan constructed and operates the Casecnan Project under the terms of the Project Agreement between CE Casecnan and NIA. Under the Project Agreement, CE Casecnan developed, financed and constructed the Casecnan Project during the construction period and will own and operate the Project during the 20-year Cooperation Period. During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a fixed fee for the delivery of water and a fixed fee for the delivery of a threshold amount of electricity. In addition, NIA will pay a fee for all electricity delivered in excess of the threshold amount up to a specified amount. The water delivery fee is a fixed monthly amount, to be received in US dollars at the end of each month, based on 801.9 million cubic meters of water flow past the water delivery point per year, pro-rated to 66.8 million cubic meters per month. The unit price for water is established at $0.029 per cubic meter (subject to adjustment as set forth in the Project Agreement) as of January 1, 1994 and escalated at seven and one-half percent (7.5%) per annum, pro-rated on a monthly basis, through the end of the fifth year of the Cooperation Period and then kept flat at that level for the last fifteen years of the Cooperation Period. The unit price for water is to be adjusted by $.00043 for each $1.0 million of certain taxes and fees paid by the Company as specified in the Project Agreement. The unit price of water as of December 31 2002 is $0.1017. Actual deliveries of water greater than or less than 66.8 million cubic meters in any month will not result in any adjustment of the water delivery fee. The guaranteed energy fee is a fixed monthly amount, to be received in US dollars at the end of each month, based on energy deliveries of 228.0 million kWh per year, pro-rated to 19.0 million kWh per month. Actual deliveries of energy less than 19.0 million kWh per month will not result in any reduction of the guaranteed energy fee but will result in an adjustment to the excess energy fee. The unit price for guaranteed energy is $0.1596 per kWh. The excess energy fee is a variable amount, to be received in US dollars at the end of each month, for electrical energy delivered in that month in excess of 19.0 million kWh. No excess energy delivery fee will be due until all cumulative electrical energy shortfalls below
19.0 million kWh in previous months have been made up. The unit price of excess energy is $0.1509 per kWh. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in US dollars. The fixed fees paid for the delivery of water and energy, regardless of the amount of electricity or water actually delivered, are expected to provide approximately 78% of CE Casecnan's revenues. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA at no additional consideration on an "as is" basis.

The ROP has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the ROP. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

HOMESERVICES

Business
--------

HomeServices is the second largest full-service independent residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations, title and closing services and other related services. HomeServices currently operates in 15 states under the following brand names: Carol Jones Realty, CBSHOME Real Estate, Champion Realty, Edina Realty HomeServices, First Realty/GMAC, Home Real Estate, Iowa Realty, Jenny Pruitt and Associates REALTORS, Long Realty, Prudential California Realty, RealtySouth, Reece & Nichols, Semonin REALTORS and Woods Bros. Realty. HomeServices generally occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Los Angeles and San Diego, California; Kansas City, Kansas; Des Moines, Iowa; Omaha and Lincoln, Nebraska; Birmingham, Alabama; Tucson, Arizona; Louisville, Kentucky; Annapolis, Maryland; Atlanta, Georgia and Springfield, Missouri.

HomeServices' 2002 Acquisitions
-------------------------------

In 2002, HomeServices separately acquired three real estate companies. For the year ended December 31, 2001, these real estate companies had combined revenue of approximately $356.0 million on 42,000 closed sides representing $13.7 billion of sales volume.

REGULATORY MATTERS

The Company's operating platforms are subject to a number of federal, state, local and international regulations.

MIDAMERICAN ENERGY

MidAmerican Energy is subject to comprehensive regulation by the FERC as well as utility regulatory agencies in Iowa, Illinois and South Dakota that significantly influences the operating environment and the recoverability of costs from utility customers. Except for Illinois, that regulatory environment has to date, in general, given MidAmerican Energy an exclusive right to serve electricity customers within its service territory and, in turn, the obligation to provide electric service to those customers. In Illinois all customers are free to choose their electricity provider. MidAmerican Energy has an obligation to serve customers at regulated rates that leave MidAmerican Energy's system, but later choose to return. To date, there has been no significant loss of customers from MidAmerican Energy's existing regulated Illinois rates.

In connection with the March 1999 approval by the IUB of the MidAmerican Energy acquisition and March 2000 affirmation as part of the Company's acquisition by a private investor group, MidAmerican Energy agreed, among other things, to use all commercially reasonable efforts to maintain an investment grade credit rating for MidAmerican Energy's utility operations and its long-term debt and to seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's utility operations' common equity level decreases below
42%, excluding circumstances beyond its control, or below 39%, under any circumstances. MidAmerican Energy's utility operations' common equity level at December 31, 2002 and 2001, was above these levels.

With the elimination of its energy adjustment clause in Iowa in 1997, MidAmerican Energy is financially exposed to movements in energy prices. Although MidAmerican Energy has sufficient low cost generation under typical operating conditions for its retail electric needs, a loss of adequate generation by MidAmerican Energy requiring the purchase of replacement power at a time of high market prices could subject MidAmerican Energy to losses on its energy sales.

In December  1999,  the FERC issued  Order No.  2000  establishing,  among other things, minimum characteristics and functions for regional transmission organizations. Public utilities that were not a member of an independent system operator at the time of the order were required to submit a plan by which their transmission facilities would be transferred to a regional transmission organization. On September 28, 2001, MidAmerican Energy and five other electric utilities filed with the FERC a plan to create TRANSLink Transmission Company LLC ("TRANSLink") and to integrate their electric transmission systems into a single, coordinated system operating as a for-profit independent transmission company in conjunction with a FERC approved regional transmission organization. On April 25, 2002, the FERC issued an order approving the transfer of control of MidAmerican Energy's and other utilities' transmission assets to TRANSLink in conjunction with TRANSLink's participation in the Midwest ISO. Additionally, state regulatory approval is required from states in which TRANSLink will be operating, MidAmerican Energy does not anticipate rulings in the state proceedings until some time in late 2003. Transferring operation and control of MidAmerican Energy's transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual impact of TRANSLink on MidAmerican Energy's future transmission costs is not yet known.

On July 31, 2002, the FERC issued a notice of proposed rulemaking with respect to Standard Market Design for the electric industry. The FERC has characterized the proposal as portending "sweeping changes" to the use and expansion of the interstate transmission and the wholesale bulk power systems in the United States. The proposal includes numerous proposed changes to the current regulation of transmission and generation facilities designed "to promote economic efficiency" and replace the "obsolete patchwork we have today," according to the FERC's chairman. The final rule, if adopted as currently proposed, would require all public utilities operating transmission facilities subject to the FERC jurisdiction to file revised open access transmission tariffs that would require changes to the basic services these public utilities currently provide. The proposed rule may impact the costs and/or pricing of MidAmerican Energy's electricity and transmission products. The FERC does not envision that a final rule will be fully implemented until September 30, 2004. MidAmerican Energy is still evaluating the proposed rule, and believes that the final rule could vary considerably from the initial proposal. Accordingly, MidAmerican Energy is presently unable to quantify the likely impact of the proposed rule.

The structure of such federal and state energy regulations have in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such changes or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on MidAmerican Energy which would result in increased compliance costs, could have a material adverse effect on its results of operations.

Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail rates in effect on December 31, 2000 are frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of the electric rate design and/or cost of service rate changes that are intended to keep overall company revenue unchanged but could result in changes to individual tariffs. Under the 2001 settlement agreement further provides that an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being reduced as it is credited against allowance for funds used during construction or capitalized financing costs associated with generating plant additions. As of December 31, 2002, the related regulatory liability was $102.9 million.

On March 20, 2003, MidAmerican Energy and the Iowa Office of Consumer Advocate agreed upon a settlement proposal in which the rate freeze described above would be extended through December 31, 2010. Under the settlement proposal, for calendar years 2006 through 2010, an amount equal to 40% of revenues associated with Iowa retail electric returns on equity between 11.75% and 13.0%; 50% of revenues associated with Iowa retail electric returns on equity between 13.0% and 14.0%; and 83.3% of revenues associated with Iowa retail electric returns on equity greater than 14.0% will be applied as a reduction to offset some of the capital costs on the Iowa portion of three generation projects. If Iowa retail electric returns on equity fall below 10% in any 12-month period after January 1, 2006, MidAmerican Energy has the ability to file for a general increase in rates under the proposed settlement. The proposed settlement is subject to approval by the IUB and requires enactment of Iowa legislation. The IUB is expected to rule on the proposal during the second half of 2003.

Under an Illinois restructuring law enacted in 1997, as amended in 2002, a sharing mechanism is in place for MidAmerican Energy's Illinois regulated retail electric operations whereby earnings above a computed level of return on common equity will be shared equally between customers and MidAmerican Energy. MidAmerican Energy's computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2002 was 14.03%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of regulatory assets.

On March 15, 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates. On June 12, 2002, the IUB issued an order granting MidAmerican Energy an interim increase of approximately $13.8 million annually, effective. On July 15, 2002 MidAmerican Energy and the Iowa Office of Consumer Advocate filed a proposed settlement agreement with the IUB. The settlement agreement, which was approved by the IUB on November 8, 2002, provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and freezes such rates for two years after the date the IUB approves tariffs implementing the settlement agreement. MidAmerican Energy implemented the new rates effective November 25, 2002.

KERN RIVER AND NORTHERN NATURAL GAS

Kern River and Northern Natural Gas are subject to regulation by various federal and state agencies as discussed below.

As owners of interstate natural gas pipelines, Northern Natural Gas' and Kern River's rates, services and operations are subject to regulation by the FERC. The FERC administers, among other things, the Natural Gas Act and the Natural Gas Policy Act of 1978. Additionally, interstate pipeline companies are subject to regulation by the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act, which establishes safety requirements in the design, construction, operations and maintenance of interstate natural gas transmission facilities.

The FERC has jurisdiction over, among other things, the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. The FERC also has jurisdiction over the rates and charges and terms and conditions of service for the transportation of natural gas in interstate commerce. Its pipeline subsidiaries also are required to file with the FERC an annual report on Form 2, which is publicly available, disclosing general corporate information and financial statements regarding its pipeline subsidiaries.

Kern River's tariff rates were designed to recover a cost of service that reflects a 13.25% return on equity. Kern River's rates are set using a "levelized cost-of-service" methodology so that the rate is constant over the contract period. This is achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense decreases.

Northern Natural Gas has implemented a straight fixed variable rate design which provides that all fixed costs assignable to firm capacity customers, including a return on equity, are to be recovered through fixed monthly demand or capacity reservation charges which are not a function of throughput volumes.

Northern Natural Gas' current tariff structure provides for:

     o    seasonality in demand rates;

     o extension of the majority of firm storage and transport contracts through May 31, 2003 and October 31, 2003, respectively;

     o a rate moratorium through October 31, 2003, with limited re-openers based on the FERC's rulemaking changes; and

     o the right of Northern Natural Gas to file for term-differentiated rates, if allowed.

Northern Natural Gas' tariff rates were designed to recover a cost of service that would reflect a 12.3% return on equity based upon the settlement reached in FERC Docket No. RP 98-203. Northern Natural Gas' last rate case was filed on May 1, 1998, and its next rate case may be filed no earlier than May 2003 and no later than May 2004. Northern Natural Gas' most likely next rate case filing date is May 1, 2003 with filed rates to be effective November 1, 2003.

In 2000, the FERC issued new rules with respect to terms and conditions of interstate pipeline transportation service pursuant to Order No. 637. In Order No. 637, the FERC made changes to its regulatory model to enhance the effectiveness and efficiency of gas markets as they evolved since the series of FERC orders commonly referred to as Order No. 436, No. 500 and No. 636 which were adopted beginning in the mid-1980s to the early 1990s and which provided for the restructuring of interstate pipeline sales and services. Specifically, in Order No. 637 the FERC:

     o addressed alternatives to traditional pipeline pricing by permitting peak/off-peak and term differentiated rate structures;

     o    revised certain reporting requirements; and

     o made changes in regulations related to (1) scheduling equality for released capacity, (2) capacity segmentations, and (3) pipeline imbalance services, operational flow orders and penalties.

On July 17, 2000, Northern Natural Gas made its initial compliance filing in accordance with Order No. 637. Northern Natural Gas made a revised Order No. 637 compliance filing on March 4, 2002 and a supplemental filing on May 10, 2002. On November 21, 2002, the FERC issued an Order on Compliance with Order Nos. 637, 587-G and 587-L. In the November 21, 2002 Order, the FERC found that Northern Natural Gas generally complied with Order Nos. 637, 587-G and 587-L, subject to certain modifications, and ordered Northern Natural Gas to file compliance tariffs within 30 days. Northern filed in compliance with the November 21, 2002 order on December 21, 2002. At this time, an order on Compliance has not been issued. In addition, numerous parties filed for rehearing of the November 21, 2002 order, which are also pending.

As a result of the FERC's policies favoring competition in gas markets and the expansion of existing pipelines and construction of new pipelines, the interstate pipeline industry has begun to experience some turnback of firm capacity as existing transportation service agreements expire and are terminated. LDCs and end-use customers have more choices in the new, more competitive environment and may be able to shift load from one pipeline to another. If a pipeline experiences capacity turnback and is unable to remarket the capacity, the pipeline or its other customers may have to bear the costs associated with the capacity that is turned back. These issues will be resolved in a pipeline's general rate case proceedings.

The FERC also has authority over gas pipelines' accounting practices. The FERC recently issued a notice of proposed rulemaking regarding gas accounting issues which would limit the ability of gas pipelines to enter into cash management agreements with their parent companies. The Company is in the process of reviewing such proposed rule, but the Company does not believe the rule will have a material adverse impact on it and its pipeline subsidiaries.

On August 1, 2002, the FERC issued an Order to respond to Northern Natural Gas related to Northern Natural Gas' existing $450.0 million revolving credit facility and to cash management record keeping by Northern Natural Gas. Pursuant to a Stipulation and Consent Agreement dated August 8, 2002, Northern Natural Gas agreed to comply with the FERC's cash management practices and to not include the costs associated with its existing $450.0 million revolving credit facility in any future rate proceeding.

Additional proposals and proceedings that might affect the interstate pipeline industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. In some states various forms of restructuring legislation have been passed and in many states local utility regulatory agencies are overseeing the restructuring. As a result of restructuring, LDCs could unbundle their services and withdraw from all or part of their merchant function, and electric utilities could divest their generating function. This restructuring would result in the interstate pipelines having different customer profiles, including independent gas marketers and independent power generators and end-users. The Company cannot predict when or if any new proposals might be implemented or, if so, how Kern River and Northern Natural Gas might be affected.

OTHER UNITED STATES REGULATION

The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), and the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), are two of the laws (including the regulations thereunder) that affect the Company and certain of its subsidiaries' operations. PURPA provides to QFs certain exemptions from federal and state laws and regulations, including organizational, rate and financial regulation. PUHCA extensively regulates and restricts the activities of registered public utility holding companies and their subsidiaries. Congress is currently considering major changes to both PUHCA and PURPA. Any such legislation, if adopted, could vary considerably from the terms contained in either or both of the House and Senate versions which are presently under consideration. The Company believes that if the current proposed legislation is passed, it would apply to new projects only and thus, although potentially impacting its ability to develop new domestic projects, it would not affect the Company's existing qualifying facilities. The Company cannot provide assurance, however, that legislation, if passed, or any other similar legislation proposed in the future, would not adversely impact its existing domestic projects.

The Company is currently exempt from regulation under all provisions of PUHCA, except the provisions that regulate the acquisition of securities of public utility companies, based on the intrastate exemption in Section 3(a)(1) of PUHCA. In order to maintain this exemption, the Company and each of its public utility subsidiaries from which it derives a material part of its income (currently only MidAmerican Energy) must be predominantly intrastate in character and organized in and carry on the Company's and MidAmerican Energy's respective utility operations substantially in the Company's state of organization (currently Iowa). Except for MidAmerican Energy's generating plant assets, the majority of the Company's domestic power plants and all of its foreign utility operations are not public utilities within the meaning of PUHCA as a result of their status as QFs under PURPA (with the Company's ownership interest therein limited to 50%), exempt wholesale generators or foreign utility companies, or are otherwise exempted from the definition of "public utility" under PUHCA. Although the Company believes that it will continue to qualify for exemption from additional regulation under PUHCA, it is possible that as a result of the expansion of its public utility operations, loss of exempt status by one or more of its domestic power plants or foreign utilities, or amendments to PUHCA or the interpretation of PUHCA, the Company could become subject to additional regulation under PUHCA in the future. There can be no assurances that such regulation would not have a material adverse effect on the Company.

In the event the Company was unable to avoid the loss of QF status for one or more of its affiliate's facilities, such an event could result in termination of a given project's power sales agreement and a default under the project subsidiary's project financing agreements, which, in the event of the loss of QF status for one or more facilities, could have a material adverse effect on the Company.

Regulatory requirements applicable in the future to nuclear generating facilities could adversely affect the results of operations of the Company and MidAmerican Energy, in particular. The Company is subject to certain generic risks associated with utility nuclear generation, including risks arising from the operation of nuclear facilities and the storage, handling and disposal of high-level and low-level radioactive materials; risks of a serious nuclear incident; limitations on the amounts and types of insurance commercially available in respect of losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives. The Nuclear Regulatory Commission ("NRC") has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at nuclear plants, including those in which MidAmerican Energy has an ownership interest, such as the Quad Cities units, and additional such expenditures could be required in the future.

CE ELECTRIC UK

Since 1990, the electricity generation, supply and distribution industries in Great Britain have been privatized, and competition has been introduced in generation and supply. Electricity is produced by generators, transmitted through the national grid transmission system and distributed to customers by the fourteen Distribution License Holders, which the Company refers to as DLHs, in their respective distribution service areas. During the fourth quarter of 1998, the market for supplying electricity began to be opened to competition through a phased-in program. This program, which proceeded by geographic areas, was completed in 1999.

Under the Utilities Act 2000, the public electricity supply license created pursuant to the Electricity Act 1989 was replaced by two separate licenses-the electricity distribution license and the electricity supply license. When the relevant provision of the Utilities Act 2000 became effective on October 1, 2001, the public electricity supply licenses formerly held by Northern Electric and Yorkshire were split so that separate subsidiaries held licenses for electricity distribution and electricity supply. In order to comply with the Utilities Act 2000 and to facilitate this license splitting, Northern Electric and Yorkshire (and each of the other holders of the former public electricity supply licenses) each made a statutory transfer scheme that was approved by the Secretary of State for Trade and Industry. These schemes provided for the transfer of certain assets and liabilities to the licensed subsidiaries. This occurred on October 1, 2001, a date set by the Secretary of State for Trade and Industry. As a consequence of these schemes, the electricity distribution businesses of Northern Electric and Yorkshire were transferred to NEDL and YEDL, respectively. NEDL and YEDL are each holders of an electricity distribution license. The residual elements of the Electricity Supply licenses were transferred to Innogy in connection with the sale of Northern Electric's electricity and gas supply business to Innogy and the retention by Innogy of the electricity and gas supply business of Yorkshire, all as a part of the Yorkshire Swap on September 21, 2001.

Each of the DLHs is required to offer terms for connection to its distribution system and for use of its distribution system to any person. In providing the use of its distribution system, a DLH must not discriminate between users, nor may its charges differ except where justified by differences in cost.

Most revenue of the DLHs is controlled by a distribution price control formula which is set out in the license of each DLH. It has been the practice of the Office of Gas and Electric Markets ("Ofgem") (and its predecessor body, the Office of Electricity Regulation), to review the formula periodically and to reset it at intervals of five year duration. The formula may be varied with the consent of the DLH, or if the DLH does not consent, following a review by the U.K.'s competition authority.

The periodic review during which the formula is reset is the process by which Ofgem determines its view of the future allowed revenue of DLHs. The procedure and methodology adopted at a price control review is at the reasonable discretion of Ofgem. At the last such review, concluded in 1999 and effective April 2000, Ofgem's judgment of the future allowed revenue of licensees was based upon, among other things:

     o    the actual operating costs of each of the licensees;

     o the operating costs which each of the licensees would incur if it were as efficient as, in Ofgem's judgment, the most efficient licensee;

     o the regulatory value to be ascribed to each of the licensees' distribution network assets;

     o the allowance for depreciation of the distribution network assets of each of the licensees;

     o the rate of return to be allowed on investment in the distribution network assets by all licensees; and

     o the financial ratios of each of the licensees and the license requirement for each licensee to maintain an investment grade status.

As a result of the most recent review, the allowed revenue of Northern Electric's distribution business was reduced by 24%, in real terms, and the allowed revenue of Yorkshire's distribution business was reduced by 23%, in real terms, with effect from April 1, 2000. The range of reductions for all licensees in Great Britain was between 4% and 33%.

For the duration of the current regulatory period, the 1999 review also requires that regulated distribution revenue per unit be increased or decreased each year by RPI-Xd, where the factor "RPI" is the United Kingdom retail price index reflecting the average of the 12-month inflation rates recorded for each month in the previous July to December period and "Xd" is an adjustment factor which was established by Ofgem at the 1999 review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. This formula determines the maximum average price per unit of electricity distributed (in pence per kWh) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in customer numbers. Once set, the price control formula does not, during its duration, seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH's costs. During the duration of the price control, additional cost savings or costs, if any, therefore directly impact profit.

The distribution prices allowable under the current distribution price control formula are expected to be reviewed by Ofgem in time for a revised formula to take effect from April 1, 2005. The formula may be further reviewed at other times in the discretion of the regulator. Ofgem has recently modified the licenses of all DLHs to implement an "Information and Incentives Project" under which up to 2% of a DLH's regulated income depends upon the performance of the DLH's distribution system as measured by the number and duration of customer interruptions and upon the level of customer satisfaction monitored by Ofgem.

Under the Utilities Act 2000, the Gas and Electricity Markets Authority ("GEMA") is able to impose financial penalties on license holders who contravene (or have in the past contravened) any of their license duties or certain of their duties under the Electricity Act 1989 or who are failing (or have in the past failed) to achieve a satisfactory performance in relation to the individual standards of performance prescribed by GEMA. Any penalty imposed must be reasonable and may not exceed 10% of the licensee's revenue.

CALENERGY GENERATION - DOMESTIC

Each of the operating domestic power facilities owned through CE Generation meets the requirements promulgated under PURPA to be qualifying facilities. QF status under PURPA provides two primary benefits. First, regulations under PURPA exempt QFs from PUHCA, the FERC rate regulation under the Federal Power Act and the state laws concerning rates of electric utilities and financial and organization regulations of electric utilities. Second, the FERC's regulations promulgated under PURPA require that (1) electric utilities purchase electricity generated by QFs, the construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's Avoided Cost of Energy, (2) electric utilities sell back-up, interruptible, maintenance and supplemental power to QFs on a non-discriminatory basis, and (3) electric utilities interconnect with QFs in their service territories. There can be no assurance that the QF status of such CalEnergy Generation-Domestic facilities will be maintained.

CORDOVA ENERGY AND POWER RESOURCES

Cordova Energy and Power Resources are exempt from regulation under PUHCA because they are exempt wholesale generators. Power Resources is also a QF. PUHCA provides that an exempt wholesale generator is not considered to be an electric utility company. An exempt wholesale generator is permitted to sell capacity and electricity in the wholesale markets, but not in the retail markets.

If an exempt wholesale generator is subject to a "material change" in facts that might affect its continued eligibility for exempt wholesale generator status, within 60 days of such material change, the exempt wholesale generator must (1) file a written explanation of why the material change does not affect its exempt wholesale generator status, (2) file a new application for exempt wholesale generator status, or (3) notify the FERC that it no longer wishes to maintain exempt wholesale generator status.

CALENERGY GENERATION - FOREIGN

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001, which is aimed at restructuring the Philippine power industry, privatization of the NPC and introduction of a competitive electricity market, among other initiatives. The implementation of the bill may have an impact on the Philippines power industry as a whole and the Company's future operations in the Philippines, the effect of which is not yet determinable and estimable.

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (along with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog, and Mahanagdong projects, which, together with the Casecnan Project, collectively referred to as the Philippine

Projects, have also reportedly been identified as raising financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company's Philippines Projects. CE Casecnan representatives, together with certain current and former government officials, were requested to appear and did appear during 2002 before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation. No further Senate hearings are scheduled at this time although hearings before a Philippine House committee were scheduled for the first quarter of 2003.

HOMESERVICES

The Department of Housing and Urban Development and the Federal Home Administration ("FHA"), lender guidelines prohibit the collection of a broker-fee from FHA financed buyers where the FHA lender is affiliated with the real estate broker or where there is no buyer-broker agreement. The majority of HomeServices' subsidiaries have been charging a broker fee to their buyers and sellers, except in circumstances where the FHA guidelines prohibit it. Nonetheless, HomeServices is working with the FHA to change the lenders' guidelines to permit collection of these fees.

PIPELINE SAFETY REGULATION

The Company's pipeline operations are subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1969, as amended, relating to design, installation, testing, construction, operation and management of its pipeline system. The Natural Gas Pipeline Safety Act requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans. The Company conducts internal audits of its facilities every four years, with more frequent reviews of those it deems higher risk. The Department of Transportation also routinely audits the Company's pipeline facilities. Compliance issues that arise during these audits or during the normal course of business are addressed on a timely basis.

The aging pipeline infrastructure in the United States has led to heightened regulatory and legislative scrutiny of pipeline safety and integrity practices. The Natural Gas Pipeline Safety Act was amended by the Pipeline Safety Act of 1992 to require the Department of Transportation's Office of Pipeline Safety to consider protection of the environment when developing minimum pipeline safety regulations. In addition, the amendments require that the Department of Transportation issue pipeline regulations concerning, among other things, the circumstances under which emergency flow restriction devices should be required, training and qualification standards for personnel involved in maintenance and operation, and requirements for periodic integrity inspections, as well as periodic inspection of facilities in navigable waters which could pose a hazard to navigation or public safety. In addition, the amendments narrowed the scope of its gas pipeline exemption pertaining to underground storage tanks under the Resource Conservation and Recovery Act. While the effect of new legislation, which has been passed by Congress but not yet signed by the President, on the Company is still being determined, the Company expects to spend the capital or make the operational changes necessary to comply with all pipeline integrity legislation.

MEHC believes its subsidiaries' pipeline operations comply in all material respects with the Natural Gas Pipeline Safety Act, but the industry, including its subsidiaries, could be required to incur additional capital expenditures and increased costs depending upon final regulations issued by the Department of Transportation under the Natural Gas Pipeline Safety Act.

ENVIRONMENTAL REGULATION

Domestic
--------

The Company is subject to a number of federal, state and local environmental and environmentally related laws and regulations affecting many aspects of its present and future operations in the United States. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. The Company believes that its operating power facilities and gas pipeline operations are currently in material compliance with all applicable federal, state and local laws and regulations. However, no guarantee can be given that in the future the Company will be 100% compliant with all applicable environmental statutes and regulations or that all necessary permits will be obtained or approved. In addition, the construction of new power facilities and gas pipeline operations is a costly and time-consuming process requiring a multitude of complex environmental permits and approvals prior to the start of construction that may create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition.

The Company cannot assure you that existing regulations will not be revised or that new regulations will not be adopted or become applicable to it which could have an adverse impact on its operating costs and operations.

In accordance with the requirements of Section 112 of the Clean Air Act Amendments of 1990, the EPA has performed a study of the hazards to public health reasonably anticipated to occur as a result of emissions of hazardous air pollutants by electric utility steam generating units. In December 2000, after research and monitoring of mercury emissions, the EPA concluded that it is appropriate and necessary to regulate mercury emissions from coal-fired generating units. It is anticipated that rules will be developed to regulate these emissions in 2003 or 2004 with reductions of mercury emissions effective in 2007. The cost to MidAmerican Energy of reducing its mercury emissions would depend on available technology at the time, but could be material.

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. As a result of a decision rendered by the United States Circuit Court of Appeals for the District of Columbia, the EPA is moving forward in implementation of the ozone and fine particulate standards and is analyzing existing monitoring data to determine attainment status.

The impact of the new standards on the Company is currently unknown. MidAmerican Energy's generating stations may be subject to emission reductions if the stations are located in nonattainment areas or contribute to nonattainment areas in other states. As part of state implementation plans to achieve attainment of the standards, MidAmerican Energy could be required to install control equipment on its generating stations or decrease the number of hours during which these stations operate.

The ozone and fine particulate matter standards could also, in whole or in part, be superceded by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level. In July 2002, legislation was introduced in Congress to implement the Administration's "Clear Skies Initiative," calling for the reduction in emissions of sulfur dioxide, nitrogen oxides and mercury through a cap-and-trade system. Reductions would begin in 2008 with additional emission reductions being phased in through 2018. While legislative action is necessary for this or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature.

Since the adoption of the United Nations Framework on Climate Change in 1992, there has been a worldwide effort to reduce greenhouse gas ("GHG"), emissions to 1990 levels or below. In December 1997, the U.S. participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would have an overall reduction target of 7% in GHG emissions from 1990 levels by 2012. To date, the Senate has not ratified the Kyoto Protocol. In addition, President Bush has indicated his opposition to the Kyoto Protocols. However, given the widespread international and public support for the reduction of GHG emissions, the clear possibility exists that GHG reduction regulations will come to pass, even if not related to the Kyoto Protocol. At this time, the Company cannot estimate the potential impact of such regulations on it or its' subsidiaries.

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget was filed with the IUB on April 1, 2002, in accordance with state law. MidAmerican Energy expects the IUB to rule on the prudence of such plan during the second quarter of 2003. MidAmerican Energy is required to file updates to such plan at least every two years.

MidAmerican Energy's plan provides its projected air emission reductions considering current proposals being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. MidAmerican Energy's plan also provides specific actions to be taken at each coal-fired generating facility and related costs and timing for each action.

MidAmerican Energy's plan outlines $732.0 million in environmental investments to existing coal-fired generating units, some of which are jointly owned, over a nine-year period from 2002 through 2010. MidAmerican Energy's share of these investments is $546.6 million, $67.9 million of which is projected to be incurred during the current 2002-2005 rate freeze period. Such plan also identifies expenses that will be incurred at the generating facilities to operate and maintain the environmental equipment installed as a result of such plan.

Federal, state and local environmental laws and regulations currently have, and future modifications may have, the effect of increasing the lead time for the construction of new facilities, significantly increasing the total cost of new facilities, requiring modification of the Company's existing facilities, increasing the risk of delay on construction projects, increasing its cost of waste disposal and possibly reducing the reliability of service the Company provides and the amount of energy available from its facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future.

Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate past releases or threatened releases of hazardous or toxic substances or petroleum products located at the facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by a party in connection with any releases or threatened releases. These laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under such laws to be strict and joint and several. The cost of investigation, remediation or removal of substances may be substantial. In connection with the ownership and operation of facilities, the Company and its subsidiaries may be liable for such costs. Even at those sites where the Company is not presently aware of any contamination that currently requires remediation, given the use of hazardous substances at each facility and their locations, often within areas that have a long history of industrial use, it is possible that the Company will discover currently unknown contamination or that future spills or other causes of contamination will occur. As a result, it is possible that the Company may become liable for remediation.

The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which MidAmerican Energy may be a potentially responsible party. MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for these sites to be $16 million to $54 million. As of December 31, 2002, MidAmerican Energy has recorded a liability of $17 million for these sites. MidAmerican Energy's present rates in Iowa provide for a fixed annual recovery of manufactured gas plant costs.

Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican Energy developed a comprehensive program for the use, handling, control and disposal of all polychlorinated biphenyls, or PCBs, contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican Energy's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

Accruals for probable remediation costs are established based on site-specific estimates and are evaluated and revised quarterly as appropriate based on additional information obtained during investigation and remedial activities. The estimated recorded liability could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the IUB, and are recorded as a regulatory liability. Additionally, as viable potentially responsible parties are identified, those parties are evaluated for potential contributions, and cost recovery is pursued when appropriate.

Although the timing of potential incurred costs and recovery of costs in MidAmerican Energy's rates may affect the results of operations in individual periods, management believes that the outcome of issues related to the remediation of former manufactured gas plant facilities will not have a material adverse effect on its financial position, results of operations or cash flows.

United Kingdom
--------------

CE Electric UK's businesses are subject to extensive regulatory requirements with respect to the protection of the environment.

The United Kingdom government introduced new contaminated land legislation in April 2000 that requires local authorities to put in place a program for investigating land in their area in order to identify contamination.

     o Local authorities can leave remediation notices where contamination poses a threat to the greater environment.

     o If the "person" who contaminated the land cannot be found, the land owner is responsible.

CE Electric UK is in the process of completing the evaluation work on the three sites that may be subject to the legislation. Exploratory work with an environmental remediation company is in progress on these sites.

The Environmental Protection Act (Disposal of PCB's and other Dangerous Substances) Regulations 2001 were introduced on May 5, 2000. The regulations required that transformers containing over 50 parts per million of PCB's and other dangerous substances be registered with the Environment Agency by July 31, 2000. Transformers containing 500 parts per million had to be de-contaminated by December 31, 2000. CE Electric UK has registered 380 items above 50 parts per million, decontaminated 120 items and informed the Environment Agency that it is continuing with its sampling, labeling and registration program. These regulations are not expected to have a significant material impact on the Company.

The 1998 Groundwater Regulations seek to prevent listed hazardous substances from entering groundwater and strengthens the United Kingdom Environment Agency's powers to require additional protective measures, especially in areas of important groundwater supplies. Mineral oils and hydrocarbons are included in the list of more tightly controlled substances ("List I substances"). This affects the high voltage fluid filled electricity cable network incorporating an insulating fluid that is currently in List I. The existing voluntary Operating Code of Practice, as agreed between the Environment Agency and the Electricity Supply Industries, is undergoing revision through the services of the Electricity Association to address the regulatory changes. The existing voluntary Operating Code of Practice is, and any revised Operating Code of Practice will be, incorporated into the operating practices of NEDL and YEDL. Any revisions which are made are not expected to have a significant material impact on the Company.

The Oil Storage Regulations became effective in 2002 and require the phased introduction of secondary containment measures (bunding) for all above ground oil storage locations where the capacity is more than 200 liters. The primary containers must be in sound condition, leak free, and positioned away from vehicle traffic routes. The secondary containment must be impermeable to water and oil (without drainage valve) and be subject to routine maintenance. The capacity of the bund must be sufficient to hold up to 110% of the largest stored vessel or 25% of the maximum stored capacity, whichever is the greater. The full impact of the regulations is being phased in over the next three years. On March 1, 2002, these regulations came into effect for all new oil storage facilities. On September 1, 2003, the regulations become effective for existing storage facilities at "significant risk" (i.e. within 10 meters of a water course), and on September 1, 2005 the regulations come into effect for all remaining storage facilities. A detailed study of the impacts has been carried out and a plan of action prepared to ensure compliance. The Company expects that the cost of compliance with such regulations will not have a material impact.

The Electricity Act 1989 obligates either the United Kingdom Secretary of State or the Director General of Electric Supply to take into account the effect of electricity generation, transmission and supply activities on the physical environment when approving applications for the construction of overhead power lines. The Electricity Act requires CE Electric UK to consider the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development in connection with certain of its activities. CE Electric UK mitigates the effects its proposals have on natural and man-made features and administers an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities. The Company expects that the cost of compliance with these obligations and the mitigation thereof will not have a material impact.

CE Electric UK's policy is to carry out its activities in such a manner as to minimize the impact of its works and operations on the environment, and in accordance with environmental legislation and good practice. There have not been any significant regulatory environmental compliance issues and there are no material legal or administrative proceedings pending against CE Electric UK with respect to any environmental matter.

Environmental laws and regulations in the United Kingdom currently have, and future modifications may increasingly have, the effect of requiring modification of CE Electric UK's facilities and increasing its operating costs.

PHILIPPINES

On June 23, 1999, the Philippine Congress enacted the Philippine Clean Air Act of 1999. The related implementing rules and regulations were adopted in November 2000. The law as written would require the Leyte Projects to comply with a maximum discharge of 200 grams of hydrogen sulfide per gross MWh of output by June 2004. On November 13, 2002, the Secretary of the Philippine Department of Environmental and Natural Resources issued Memorandum Circular ("MC") designating geothermal areas as "special airsheds." PNOC-EDC has advised the Company that the MC exempts the Mahanagdong and Malitbog plants from the need to comply with the point-source emission standards of the Clean Air Act. The Leyte Projects intend to seek confirmation of the impact of the MC from PNOC-EDC and from the Philippine Department of Environmental and Natural Resources.

NUCLEAR REGULATION

Under the Nuclear Waste Policy Act of 1982, the United States Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the Nuclear Waste Act, signed a contract with the Department of Energy to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The Department of Energy did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the Department of Energy for disposal activities are being financed by fees charged to owners and generators of the waste. Exelon Generation has informed MidAmerican Energy that existing on-site storage capability at Quad Cities Station is sufficient to permit interim storage into 2005. For Quad Cities Station, Exelon Generation has informed MidAmerican Energy that it plans to develop interim spent fuel storage installation at Quad Cities Station to store additional spent nuclear fuel in dry casks. Exelon Generation expects the bulk of the construction work will be done in 2004.

MidAmerican Energy is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. Exelon Generation is the operator of Quad Cities Station and is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

Federal regulations provide that any nuclear operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. Exelon Generation has advised MidAmerican Energy that an emergency preparedness plan for Quad Cities Station has been approved by the NRC. Exelon Generation has also advised MidAmerican Energy that state and local plans relating to Quad Cities Station have been approved by the Federal Emergency Management Agency.

The NRC also regulates the decommissioning of nuclear power plants including the planning and funding for the eventual decommissioning of the plants. In accordance with these regulations, MidAmerican Energy submits a report to the NRC every two years providing "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of Quad Cities Station.

MidAmerican Energy has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. Electric tariffs currently in effect include provisions for annualized collection of estimated decommissioning costs at Quad Cities Station. In Iowa, Quad Cities Station decommissioning costs are reflected in base rates. MidAmerican Energy's cost related to decommissioning funding in 2002 was $8.3 million.

EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries employed approximately 10,985 people. Approximately 4,205 of which are represented by labor unions.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast" and similar terms. These statements represent the Company's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside the Company's control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

     o general economic and business conditions in the jurisdictions in which its facilities are located;

     o governmental, statutory, regulatory or administrative initiatives or ratemaking actions affecting the Company or the electric or gas utility, pipeline or power generation industries;

     o    weather effects on sales and revenue;

     o    general industry trends;

     o increased competition in the power generation, electric utility or pipeline industries;

     o    fuel and power costs and availability;

     o    continued availability of accessible gas reserves;

     o changes in business strategy, development plans or customer or vendor relationships;

     o    availability, term and deployment of capital;

     o    availability of qualified personnel;

     o    risks relating to nuclear generation;

     o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight; and

     o other business or investment considerations that may be disclosed from time to time in SEC filings or in other publicly disseminated written documents.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

ITEM 2.  PROPERTIES.

The Company's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plants, natural gas pipelines, related rights-of-way, compressor stations and meter stations. It is the opinion of management that the principal depreciable properties owned by the Company are in good operating condition and well maintained.

MIDAMERICAN ENERGY

MidAmerican Energy's most significant properties are its electric generation facilities. For a discussion of these generation facilities, please see "Business-MidAmerican Energy." MidAmerican Energy's utility properties consist of physical assets necessary and appropriate to render electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of natural gas mains and services pipelines, meters and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by MidAmerican Energy are in good operating condition and well maintained.

The electric transmission system of MidAmerican Energy at December 31, 2002, included 290 miles of 345-kV lines and 1,111 miles of 161-kV lines. MidAmerican Energy's electric distribution system included approximately 218,500 transformers and 377 substations at December 31, 2002.

The gas distribution facilities of MidAmerican Energy at December 31, 2002, included 20,835 miles of gas mains and services.

Substantially all the former Iowa-Illinois Gas and Electric Company utility property and franchises, and substantially all of the former Midwest Power Systems electric utility property located in Iowa, or approximately 80% of gross utility plant, is pledged to secure mortgage bonds.

CE ELECTRIC UK

At December 31, 2002, Northern Electric's and Yorkshire's electricity distribution networks (excluding service connection to consumers) on a combined basis included approximately 31,000 kilometers of overhead lines and approximately 65,000 kilometers of underground cables. In addition to the circuits referred to above, at December 31, 2002, Northern Electric's and Yorkshire's distribution facilities also included approximately 57,000 transformers and approximately 58,000 substations.

KERN RIVER AND NORTHERN NATURAL GAS

At December 31, 2002, Kern River's pipeline was comprised of two distinguishable sections: the mainline and the common facilities. The 707-mile mainline section extends from the pipeline's point of origination in Opal, Wyoming through the Central Rocky Mountains area to Daggett, California and is owned entirely by Kern River. The common facilities consist of the 219-mile section of pipeline that extends from Daggett to Bakersfield, California. The common facilities are jointly owned by Kern River (currently approximately 67.9%) and Mojave Pipeline Company (currently approximately 32.1%) as tenants-in-common.

At December 31, 2002, Northern Natural Gas' system was comprised of approximately 7,300 miles of mainline transmission pipes and approximately 9,300 miles of smaller diameter branch lines and laterals. Northern Natural Gas' storage services are provided through the operation of three underground storage fields, in Redfield, Iowa, and Lyons and Cunningham, Kansas. The three underground natural gas storage facilities and Northern Natural Gas' two liquefied natural gas storage peaking units have a total storage capacity of approximately 59 Bcf. Northern Natural Gas' two LNG liquefaction/vaporization facilities are located near Garner, Iowa and Wrenshall, Minnesota with storage capacity of 2 Bcf each.

The right to construct and operate the pipelines across certain property was obtained through negotiations and through the exercise of the power of eminent domain, where necessary. Kern River and Northern Natural Gas continue to have the power of eminent domain in each of the states in which they operate their respective pipelines, but they do not have the power of eminent domain with respect to Native American tribal lands. Although the main Kern River pipeline crosses the Moapa Indian Reservation, all facilities are located within a utility corridor that is reserved to the United States Department of Interior, Bureau of Land Management.

With respect to real property, each of the pipelines falls into two basic categories: (1) parcels that are owned in fee, such as certain of the compressor stations, measurement stations and district office sites; and (2) parcels where the interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction, operation and maintenance of the pipelines.

The Company believes that Kern River and Northern Natural Gas each have satisfactory title to all of the real property making up their respective pipelines in all material respects.

OTHER PROPERTIES

         At December 31, 2002, the Company's most significant physical properties, other than those owned by MidAmerican Energy, CE Electric UK, Kern River and Northern Natural Gas, are its current interests in operating power facilities and its plants under construction and related real property interests, as well as leases of office space for its residential real estate brokerage operations. See "Business" for further detail.

ITEM 3. LEGAL PROCEEDINGS.

In addition to the proceedings described below, the Company and its subsidiaries are currently parties to various items of litigation or arbitration, none of which are reasonably expected by the Company to have a material adverse effect on it.

Pipeline Litigation
-------------------

In 1998, the United States Department of Justice informed the then current owners of Kern River and Northern Natural Gas that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against such entities and certain of their subsidiaries including Kern River and Northern Natural Gas. Mr. Grynberg has also filed claims against numerous other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, civil penalties, attorneys' fees and costs. On April 9, 1999, the United States
Department of Justice announced that it declined to intervene in any of the Grynberg qui tam cases, including the actions filed against Kern River and
Northern Natural Gas in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation
transferred the Grynberg qui tam cases, including the ones filed against Kern River and Northern Natural Gas, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint, filed by various defendants including Northern Natural Gas and Williams, which was the former owner of Kern River, were denied on May 18, 2001. On October 9, 2002, the United States District Court for the District of Wyoming dismissed Grynberg's Royalty Valuation Claims. Grynberg has appealed this dismissal to the United States Court of Appeals for the Tenth Circuit. In connection with the purchase of Kern River from Williams in March 2002, Williams agreed to indemnify the Company against any liability for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. No such indemnification was obtained in connection with the purchase of Northern Natural Gas in August 2002. The Company believes that the Grynberg cases filed against Kern River and Northern Natural Gas are without merit and Williams, on behalf of Kern River pursuant to its indemnification, and Northern Natural Gas, intend to defend these actions vigorously.

On June 8, 2001, a number of interstate pipeline companies, including Kern River and Northern Natural Gas, were named as defendants in a nationwide class action lawsuit which had been pending in the 26th Judicial District, District Court, Stevens County Kansas, Civil Department against other defendants, generally pipeline and gathering companies, since May 20, 1999. The plaintiffs allege that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In November 2001, Kern River and Northern Natural Gas, along with the coordinating defendants, filed a motion to dismiss under Rules 9B and 12B of the Kansas Rules of Civil Procedure. In January 2002, Kern River and most of the coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. The court has yet to rule on these motions. The plaintiffs filed for certification of the plaintiff class on September 16, 2002. On January 13, 2003, oral arguments were heard on coordinating defendants' opposition to class certification. Williams has agreed to indemnify the Company against any liability associated with Kern River for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. Williams, on behalf of Kern River and other entities, anticipates joining with Northern Natural Gas and other defendants in contesting certification of the plaintiff class. Kern River and Northern Natural Gas believe that this claim is without merit and that Kern River's and Northern Natural Gas' gas measurement techniques have been in accordance with industry standards and its tariff.

Philippines
-----------

Casecnan Construction Arbitration

On February 12, 2001, the contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The contractor also has alleged that the circumstances in which CE Casecnan assumed control of the Casecnan Project and placed it into commercial operation on December 11, 2001 amounted to a repudiation of the construction contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Project for which the contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2002, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by a separate financial institution on behalf of the contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the contractor's force majeure and geologic conditions claims. The arbitration panel awarded the contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the contractor $3.8 million with respect to the cost of the collapsed surge shaft. All of the contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The arbitral tribunal has requested the parties to indicate the earliest possible date on which they are available and will then reschedule the hearings.

If the contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts already paid to the contractor, CE Casecnan could be liable to make additional payments to the contractor. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the contractor's claims.

Casecnan NIA Arbitration

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of December 31, 2002, CE Casecnan has paid approximately $56.7 million in taxes which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month which relates to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce. NIA is expected to file its answer late in the first quarter or early in the second quarter, 2003. The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing is scheduled for the second quarter, 2003.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in CE Casecnan a subsidiary of the Company purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Project. CE Casecnan believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since March 14, 2000, the Company's equity securities have been owned by a limited group of private investors and have not been registered with the SEC pursuant to the Securities Act of 1933, as amended, listed on a stock exchange or otherwise publicly held or traded.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Amounts in thousands)

The following table sets forth selected historical consolidated financial data, which should be read in conjunction with the Company's financial statements and the related notes to those statements included in this annual report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. The selected consolidated data as of and for the years ended December 31, 2002 and 2001, as of December 31, 2000 and for the periods from March 14, 2000 through December 31, 2000, and from January 1, 2000 through March 13, 2000 and as of and for the years ended December 31, 1999 and 1998 have been derived from the Company's audited historical consolidated financial statements.

                                                                                         MEHC (PREDECESSOR)
                                                                                    ------------------------------------
                                                                    MARCH 14, 2000                       YEAR ENDED
                                         YEAR ENDED DECEMBER 31,        THROUGH     JANUARY 1, 2000     DECEMBER 31,
                                         -----------------------      DECEMBER 31,     THROUGH       -------------------
                                          2002(1)       2001(2)        2000(3)      MARCH 13, 2000   1999 (4)   1998 (5)
                                         ---------     ---------     ------------   ---------------  -------------------
Statement of Operations Data:
Operating revenue ..................     $ 4,794.0     $ 4,696.8      $ 3,918.1         $1,056.4     $ 4,086.6  $2,475.2
Total revenue ......................       4,968.1       4,973.0        4,013.0          1,075.8       4,368.5   2,602.7
Total costs and expenses ...........       4,325.0       4,469.1        3,793.8            984.7       4,011.5   2,330.7
Income before provision
for income taxes ...................         643.1         503.9          219.2             91.2         357.1     272.1
Minority interest ..................         163.5         106.5           84.7              8.9          46.9      41.3
Income before extraordinary item
and change in accounting
principle ..........................         380.0         147.3           81.3             51.3         216.7        --
Extraordinary item,
net of tax .........................            --            --             --               --         (49.4)     (7.1)
Cumulative effect of
change in accounting
principle, net of tax ..............            --          (4.6)            --               --            --      (3.4)
Net income .........................         380.0         142.7           81.3             51.3         167.2     127.0

BALANCE SHEET DATA:
Total assets .......................     $18,016.5     $12,626.7      $11,610.9              N/A     $10,766.4  $9,103.5
Total liabilities ..................      13,478.0       9,778.8        8,911.3              N/A       8,987.9   7,598.0
Company-obligated mandatory
redeemable preferred securities of
subsidiary trusts ..................       2,063.4         788.2          786.5              N/A         450.0     553.9
Subsidiary-obligated mandatorily
redeemable preferred securities
of subsidiary trusts ...............            --         100.0          100.0              N/A         101.6        --
Preferred securities of subsidiaries          93.3         121.2          145.7              N/A         146.6      66.0
Total stockholders' equity .........       2,294.3       1,708.2        1,576.4              N/A         994.6     827.1



(1) Reflects the acquisitions of Kern River on March 27, 2002 and Northern Natural Gas on August 16, 2002.

(2)  Reflects the Yorkshire Swap on September 21, 2001.

(3)  Reflects the Teton Transaction on March 14, 2000.

(4) Reflects the MidAmerican Energy acquisition on March 12, 1999, the disposition of Coso Joint Ventures on February 26, 1999, the disposition of 50% ownership interest in CE Generation on March 3, 1999, $81.5 million for non-recurring Indonesia gain on settlement, gains on sales of McLeodUSA Class A common stock and qualified facilities, CE Electric UK restructuring charges and Teton Transaction costs.

(5)  Reflects the acquisition of Kiewit Diversified Group on January 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Company's historical financial statements and the notes to those statements included elsewhere in this annual report.

GENERAL

The Company is a United States-based privately owned global energy company with publicly held fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, its operations are organized and managed on seven distinct platforms: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK (which includes Northern Electric and Yorkshire), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices.

As a result of the recent acquisitions of Kern River and Northern Natural Gas, the Yorkshire Swap, and the acquisition by a private investor group on March 14, 2000, the Company's future results will differ from its historical results.

2002 ACQUISITIONS

Kern River
----------

In March 2002, the Company acquired Kern River for $419.7 million, net of cash acquired of $7.7 million and a working capital adjustment. Kern River owns a 926-mile interstate natural gas pipeline extending from Wyoming to markets in California, Nevada and Utah and accesses natural gas supplies from large producing regions in the Rocky Mountains and Canada. In connection with the acquisition of Kern River, the Company issued $323.0 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due March 12, 2012 with scheduled principal payments beginning in 2005 and $127.0 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway Inc.("Berkshire Hathaway").

Northern Natural Gas
--------------------

In August 2002, the Company acquired Northern Natural Gas for $882.7 million, net of cash acquired of $1.4 million and a working capital adjustment. Northern Natural Gas owns a 16,600-mile interstate natural gas pipeline extending from southwest Texas to the upper Midwest region of the United States with a design capacity of 4.4 Bcf of natural gas per day. Northern Natural Gas also operates three natural gas storage facilities and two liquefied natural gas peaking units with a total storage capacity of 59 Bcf and peak delivery capability of over 1.3 Bcf of natural gas per day. Northern Natural Gas accesses natural gas supply from many of the larger producing regions in North America, including the Rocky Mountains, Hugoton, Permian, Anadarko and Western Canadian basins. The pipeline system provides transportation and storage services to utilities, municipalities, other pipeline companies, gas marketers and industrial and commercial users. The Company used the proceeds from a $950.0 million investment in its subsidiary trust's preferred securities by Berkshire Hathaway to finance the acquisition.

HomeServices' 2002 Acquisitions
-------------------------------

In 2002, HomeServices separately acquired three real estate companies for an aggregate purchase price of approximately $106.1 million, net of cash acquired, plus working capital and certain other adjustments. For the year ended December 31, 2001, these real estate companies had combined revenue of approximately $356.0 million on 42,000 closed sides representing $13.7 billion of sales volume. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million based on 2002 financial performance measures. These purchases were financed using HomeServices' internally generated cash flows, revolving credit facility and $40.0 million from the Company, which was contributed to HomeServices as equity.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements for the year ended December 31, 2002 included in this annual report describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for revenue, the effects of certain types of regulation, impairment of long-lived assets, and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Accounting for the Effects of Certain Types of Regulation
---------------------------------------------------------

MidAmerican Energy, Kern River and Northern Natural Gas prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71 ("SFAS 71"), which differs in certain respects from the application of generally accepted accounting principles by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy, Kern River and Northern Natural Gas have deferred certain costs, which will be amortized over various future periods. To the extent that collection of such costs or payment of such obligations is no longer probable as a result of changes in regulation, the associated regulatory asset or liability is charged or credited to income.

A possible consequence of deregulation of the regulated energy industry is that SFAS 71 may no longer apply. If portions of the Company's subsidiaries' regulated energy operations no longer meet the criteria of SFAS 71, the Company could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus a material adjustment to earnings in that period could result if regulatory assets or liabilities are not recovered in transition provisions of any deregulation legislation.

The Company continues to evaluate the applicability of SFAS 71 to its regulated energy operations and the recoverability of these assets and liabilities through rates as there are on-going changes in the regulatory and economic environment.

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of properties, plants and equipment. Depreciation is computed using the straight-line method based on economic lives or regulatory mandated recovery periods. The Company believes the useful lives assigned to the depreciable assets, which generally range from 3 to 87 years, are reasonable.

The Company periodically evaluates long-lived assets, including properties, plants and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

The estimate of cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the asset, management's plans, the determination of the useful life of the asset and technology changes in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions.

Contingent Liabilities
----------------------

The Company establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in operations in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Revenue Recognition
-------------------

Revenue is recorded based upon services rendered and electricity, gas and steam delivered, distributed or supplied to the end of the period. The Company records unbilled revenue representing the estimated amounts customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. The unbilled revenue estimate is reversed in the following month. To the extent the estimated amount differs from the actual amount subsequently billed, revenue will be affected.

Where there is an over recovery of United Kingdom distribution business revenue against the maximum regulated amount, revenue is deferred in an amount equivalent to the over recovered amount. The deferred amount is deducted from revenue and included in other liabilities. Where there is an under recovery, no anticipation of any potential future recovery is made.

Revenue from the transportation and storage of gas are recognized based on contractual terms and the related volumes. Kern River and Northern Natural Gas are subject to the FERC's regulations and, accordingly, certain revenue collected may be subject to possible refunds upon final orders in pending rate cases. Kern River and Northern Natural Gas record rate refund liabilities considering their regulatory proceedings and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

Commission revenue from real estate brokerage transactions and related amounts due to agents are recognized when title has transferred from seller to buyer. Title fee revenue from real estate transactions and related amounts due to the title insurer are recognized at the closing, which is when consideration is received. Fees related to loan originations are recognized at the closing, which is when services have been provided and consideration is received.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001

Operating revenue for the year ended December 31, 2002 increased $97.2 million or 2.1% to $4,794.0 million from $4,696.8 million for the same period in 2001.

CE Electric UK operating revenue for the year ended December 31, 2002 decreased $648.6 million or 44.9% to $795.4 million from $1,444.0 million for the same period in 2001, primarily due to the sale of the supply business in 2001 partially offset by the acquisition of Yorkshire Electric in September 2001 and changes in the exchange rate. CE Electric UK distributed 41,157 GWh of electricity in the year ended December 31, 2002, compared with 23,770 GWh of electricity in the same period in 2001. The increase in electricity distributed is primarily due to the acquisition of Yorkshire distribution.

MidAmerican Energy operating revenue for the year ended December 31, 2002 decreased $147.8 million or 6.2% to $2,240.9 million from $2,388.7 million for the same period in 2001. MidAmerican Energy electric retail sales increased for the year ended December 31, 2002 from the same period in 2001 due primarily to higher temperatures in 2002, primarily in the third quarter of 2002. Regulated and non-regulated gas revenue decreased due to lower prices for gas purchased passed directly to the customer.

Kern River operating revenue, from its date of acquisition, was $127.3 million. Kern River transported 285,848,285 MMBtus during the period since the Company acquired Kern River on March 27, 2002 through December 31, 2002.

Northern Natural Gas operating revenue, from its date of acquisition, was $176.9 million. Northern Natural Gas transported 416,272,813 MMBtus since the Company acquired Northern Natural Gas on August 16, 2002 through December 31, 2002.

CalEnergy Generation - Domestic operating revenue for the year ended December 31, 2002 increased $1.2 million or 3.2% to $38.5 million from $37.3 million for the same period in 2001.

CalEnergy Generation - Foreign operating revenue for the year ended December 31, 2002 increased $122.8 million or 60.3% to $326.3 million from $203.5 million for the same period in 2001, primarily due to commencement of commercial operation of the Casecnan Project in December 2001.

HomeServices operating revenue for the year ended December 31, 2002 increased $496.4 million or 77.3% to $1,138.3 million from $641.9 million for the same period in 2001, primarily due to current year acquisitions' contributions of $431.5 million. The remainder of HomeServices' increase was due to growth of existing companies of $105.3 million partially offset by a decrease of $40.4 million from a joint venture that was consolidated in 2001 and is accounted for under the equity method in 2002.

Income on equity investments for the year ended December 31, 2002 increased $0.9 million or 2.3% to $40.5 million from $39.6 million for the same period in 2001. The increase was primarily due to $8.8 million income from a HomeServices' joint venture which was fully consolidated in 2001 partially offset by $7.9 million lower earnings at CE Generation as a result of higher earnings from higher energy prices in 2001.

Interest and dividend income for the year ended December 31, 2002 increased $31.7 million or 128.9% to $56.3 million from $24.6 million for the same period in 2001. The increase was primarily due to increased interest income at CE Electric UK of $15.1 million due to the increased cash balance following the Yorkshire acquisition and increased corporate interest and dividends of $13.4 million primarily due to dividends received on the investment in Williams preferred securities.

Other income for the year ended December 31, 2002 decreased $134.7 million or 63.5% to $77.4 million from $212.1 million for the same period in 2001. Other income in 2002 resulted primarily from the non-recurring gain on the sale of CE Gas of $54.3 million and equity AFUDC at Kern River of $10.6 million. These items were offset, in 2002, by losses from the write-down of investments at MidAmerican Energy of $21.9 million. Other income in 2001 resulted from the non-recurring gains from the sales of Northern Electric's supply business, Telephone Flat and Western States Geothermal of $196.7 million, $20.7 million and $9.8 million, respectively, and a non-recurring gain from the transfer of Bali shares of $10.4 million. These items were partially offset, in 2001, by a charge related to the impairment of the Company's interest in Teeside Power Limited ("TPL") of $58.8 million.

Cost of sales for the year ended December 31, 2002 decreased $497.2 million or 21.2% to $1,844.0 million from $2,341.2 million for the same period in 2001.

CE Electric UK cost of sales for the year ended December 31, 2002 decreased $713.2 million or 84.6% to $129.5 million from $842.7 million for the same period in 2001. The decrease was primarily due to the sale of the supply business in 2001.

MidAmerican Energy cost of sales for the year ended December 31, 2002 decreased $132.4 million or 11.8% to $988.9 million from $1,121.3 million for the same period in 2001, primarily due to decreases in regulated and non-regulated gas costs, caused by lower volumes and prices, partially offset by an increase in regulated electric costs caused by higher volumes, partially offset by the restructuring of the Cooper Nuclear Station contract.

Northern Natural Gas had cost of sales of $1.1 million since its acquisition on August 16, 2002.

HomeServices cost of sales for the year ended December 31, 2002 increased $371.9 million or 94.0% to $767.6 million from $395.7 million for the same period in 2001. The increase was primarily due to acquisitions during 2002 of $315.6 million, and higher commission expense resulting from increased sales at existing HomeServices divisions, partially offset by $9.0 million of cost of sales from a joint venture which had been consolidated in 2001 and is accounted for under the equity method in 2002.

Operating expenses for the year ended December 31, 2002 increased $168.8 million or 14.3% to $1,345.2 million from $1,176.4 million for the same period in 2001. The increase was primarily due to higher costs at HomeServices of $99.1 million as a result of acquisitions, operating expenses due to the acquisitions of Northern Natural Gas of $95.0 million and Kern River of $27.2 million and plant operating expenses at the Zinc project and Casecnan of $33.9 million, partially offset by lower costs at MidAmerican Energy of $57.5 million primarily due to the restructuring of the Cooper Nuclear Station contract and lower energy efficiency expenses and lower costs at CE Electric UK of $28.5 million due to the sale of the supply business.

Depreciation and amortization for the year ended December 31, 2002 decreased $12.8 million or 2.4% to $525.9 million from $538.7 million for the same period in 2001. The decrease was primarily due to discontinuance of amortizing goodwill beginning January 1, 2002 of $96.4 million, partially offset by a full year of operations at CE Casecnan of $22.0 million, higher depreciation at MidAmerican Energy of $17.2 million primarily due to higher Iowa revenue sharing accruals and a change in the estimated useful lives of electric general plant, depreciation expense due to the acquisitions of Kern River of $17.2 million and Northern Natural Gas of $18.2 million and increased amortization at HomeServices of $9.5 million primarily due to the amortization of the gross margin of pending sales contracts related to acquisitions.

Interest expense, less amounts capitalized, for the year ended December 31, 2002 increased $197.1 million or 47.7% to $609.9 million from $412.8 million for the same period in 2001. The increase was primarily due to the increase of interest expense at CE Electric UK of $71.3 million predominantly due to the debt related to the Yorkshire acquisition, interest expense due to debt related to the acquisitions of Kern River and Northern Natural Gas of $33.0 million and $23.0 million, respectively and the discontinuance of capitalizing interest related to the Casecnan Project, the Cordova Project and the Zinc Recovery Project of $50.9 million, $9.4 million and $5.3 million, respectively, all partially offset by capitalized interest at Kern River of $14.0 million.

Tax expense for the year ended December 31, 2002 decreased $150.5 million or 60.2% to $99.6 million from $250.1 million for the same period in 2001. The decrease is due primarily to the tax expense related to the sale of the Northern Electric supply business in September 2001, the release of the tax obligation of $35.7 million in connection with the execution of the TPL restructuring agreement at CE Electric UK in 2002, and the recognition of a tax benefit in connection with the sale of the CE Gas assets in 2002.

Minority interest and preferred dividends for the year ended December 31, 2002 increased $57.0 million or 53.5% to $163.5 million from $106.5 million for the same period in 2001. Minority interest and preferred dividends includes the dividends on the Company-obligated mandatorily redeemable preferred securities of subsidiary trusts. The increase in minority interest and preferred dividends is primarily due to the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts relating to the Kern River and Northern Natural Gas acquisitions.

Effective January 1, 2001, the Company changed its accounting policy regarding major maintenance and repairs for non-regulated gas projects, non-regulated plant overhaul costs and geothermal well rework costs to the direct expense method from the former policy of monthly accruals based on long-term scheduled maintenance plans for the gas projects and deferral and amortization of plant overhaul costs and geothermal well rework costs over the estimated useful lives. The cumulative effect of the change in accounting principle for 2001 was $4.6 million, net of taxes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE PERIODS MARCH 14, 2000 THROUGH DECEMBER 31, 2000, AND JANUARY 1, 2000 THROUGH MARCH 13, 2000

The following is a discussion of the historical results of the Company for the year ended December 31, 2001 and the period March 14, 2000 through December 31, 2000, and of its predecessor (referred to as "MEHC (Predecessor)") for the period January 1, 2000 through March 13, 2000. Results for the Company include the impact of the Teton Transaction beginning March 14, 2000 which are predominately the minority interest costs on issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust and the effects of purchase accounting, including goodwill amortization and fair value adjustments to the carrying value of assets and liabilities.

Operating revenue for the year ended December 31, 2001 decreased $277.7 million or 5.6% to $4,696.8 million from $4,974.5 million for the same period in 2000.

MidAmerican Energy operating revenue for the year ended December 31, 2001 increased $72.4 million or 3.1% to $2,388.7 million from $2,316.3 million for the same period in 2000. MidAmerican Energy electric retail sales increased for the year ended December 31, 2001 from the same period in 2000 due to the warmer temperatures during the cooling season and an increase in non-weather related sales. Electric sales for resale increased for the year ended December 31, 2001 from the same period in 2000 due to higher production at the Cooper and Neal power plants and favorable market conditions. Regulated and non-regulated gas supplied increased due principally to growth in the non-regulated markets for the year ended December 31, 2001 compared to the same period in 2000.

CE Electric UK operating revenue for the year ended December 31, 2001 decreased $553.9 million or 27.7% to $1,444.0 million from $1,997.9 million for the same period in 2000, primarily due to the sale of the supply business in 2001 and changes in foreign exchange rates. The decrease in electricity supplied for the year ended December 31, 2001 is due to the sale of the Northern Electric supply business in September 2001. The increase in electricity distributed for the year ended December 31, 2001 is due to the addition of Yorkshire and changes in demand in the distribution area. The decrease in gas supplied in 2001 from 2000 reflects the sale of the Northern Electric supply business.

The remaining increase primarily relates to the increase of revenue at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and the commencement of operations of the Cordova Project in June 2001.

Income on equity investments for the year ended December 31, 2001 decreased $3.9 million or 9.0% to $39.6 million from $43.5 million for the same period in 2000. The decrease was primarily due to a joint venture at HomeServices previously accounted for as an equity investment that was fully consolidated in 2001.

Interest and dividend income for the year ended December 31, 2001 decreased $8.8 million or 26.3% to $24.6 million from $33.4 million for the same period in 2000. The decrease was due primarily to decreased interest income at Casecnan as funds previously invested were used for capital expenditures.

Other income for the year ended December 31, 2001 increased $174.6 million to $212.1 million from $37.5 million for the same period in 2000. The increase was primarily due to non-recurring gains from the sales of Northern Electric's supply business, Telephone Flat and Western States Geothermal recorded in 2001, of $196.7 million, $20.7 million and $9.8 million, respectively, and a non-recurring gain from the transfer of Bali shares of $10.4 million in 2001. These items were partially offset by a write down of the investment in TPL during 2001 of $58.8 million.

Cost of sales for the year ended December 31, 2001 decreased $428.0 million or 15.5% to $2,341.2 million from $2,769.2 million for the same period in 2000. The decrease relates primarily to decreased cost of sales at CE Electric UK due to the sale of the Northern Electric supply business, lower foreign exchange rate and lower electricity volumes and prices, partially offset by increased volumes and prices for both regulated and non-regulated gas at MidAmerican Energy, and acquisitions at HomeServices.

Operating expenses for the year ended December 31, 2001 increased $45.0 million or 4.0% to $1,176.4 million from $1,131.4 million for the same period in 2000. The increase was primarily due to higher costs at HomeServices due to acquisitions and the inclusion of a joint venture which was previously accounted for as an equity investment and higher costs at MidAmerican Energy due to costs related to Cooper, accounts receivable discounts and bad debts, partially offset by lower costs at CE Electric UK due to the sale of the supply business, lower pension costs and a lower exchange rate, partially offset by the addition of Yorkshire. In addition, the Company recorded $7.6 million in the period from January 1, 2000 through March 13, 2000 which represents the costs incurred related to the Teton Transaction.

Depreciation and amortization for the year ended December 31, 2001 increased $58.1 million or 12.1% to $538.7 million from $480.6 million for the same period in 2000. This increase was due to higher depreciation at MidAmerican Energy due to inclusion of Iowa revenue sharing accrual and an increase in depreciation rates implemented in 2001 and amortization of the gross margin of pending sales contracts related to the HomeServices acquisitions, partially offset by lower depreciation at CE Electric UK due to lower amortization of operational assets and lower exchange rate, partially offset by the addition of Yorkshire.

Interest expense, less amounts capitalized, for the year ended December 31, 2001 increased $15.6 million or 3.9% to $412.8 million from $397.2 million for the same period in 2000. This increase is due to increased interest expense associated with the debt acquired with Yorkshire and lower capitalized interest on the mineral extraction process, partially offset by lower average outstanding debt balances and lower foreign exchange rates at CE Electric UK.

Tax expense for the year ended December 31, 2001 increased $165.8 million or 196.7% to $250.1 million from $84.3 million for the same period in 2000. The increase is due primarily to the tax on the gain related to the sale of Northern Electric supply business and higher pre-tax income.

Minority interest and preferred dividends for the year ended December 31, 2001 increased $13.0 million or 13.9% to $106.5 million from $93.5 million for the same period in 2000. The increase is primarily due to the issuance of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts relating to the Teton Transaction and increased minority interest at HomeServices related to certain mortgage and title joint ventures.

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

The Company's cash and cash equivalents were $844.4 million at December 31, 2002, compared $386.7 million at December 31, 2001. Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of the Company will be available to satisfy the obligations of the Company or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof.

The Company generated cash flows from operations of $757.7 million for the year ended December 31, 2002, compared with $847.0 million for the same period in 2001. The decrease was primarily due to timing of changes in working capital activities, partially offset by positive impacts of the Kern River, Northern Natural Gas and real estate companies acquisitions.

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

In addition, the Company recorded separately restricted cash and investments of $58.7 million and $54.8 million at December 31, 2002, and December 31, 2001, respectively. The restricted cash balance as of December 31, 2002, is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations.

Kern River
----------

The Company paid $419.7 million, net of cash acquired of $7.7 million and a working capital adjustment, for Kern River's gas pipeline business. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Kern River are included in the Company's results beginning March 27, 2002.

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

Northern Natural Gas
--------------------

The Company paid $882.7 million for Northern Natural Gas, net of cash acquired of $1.4 million and a working capital adjustment. At the time of the acquisition, Northern Natural Gas had $950.0 million of debt outstanding. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Northern Natural Gas are included in the Company's results beginning August 16, 2002.

In connection with the acquisition of Northern Natural Gas, the Company issued $950.0 million of 11% Company-obligated mandatorily redeemable preferred securities of subsidiary trust due August 31, 2011, with scheduled principal payments beginning in 2003, to Berkshire Hathaway.

HomeServices' 2002 Acquisitions
---------------------------------------

In 2002, HomeServices separately acquired three real estate companies for an aggregate purchase price of approximately $106.1 million, net of cash acquired, plus working capital and certain other adjustments. For the year ended December 31, 2001, these real estate companies had combined revenue of approximately $356.0 million on 42,000 closed sides representing $13.7 billion of sales volume. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million based on 2002 financial performance measures. These purchases were financed using HomeServices' internally generated cash flows, revolving credit facility and $40.0 million from the Company, which was contributed to HomeServices as equity.

Williams' Company Preferred Stock
---------------------------------

On March 27, 2002, a newly formed subsidiary of the Company, MEHC Investments Inc., invested $275.0 million in Williams in exchange for shares of 9 7/8% cumulative convertible preferred stock of Williams. In connection with this investment, the Company issued $275.0 million of no par, zero coupon convertible preferred stock to Berkshire Hathaway. Dividends on the Williams' preferred stock are scheduled to be received quarterly, which commenced July 1, 2002. This investment is accounted for under the cost method. Since the date of this investment, there have been public announcements that Williams' financial condition has deteriorated as a result of, among other factors, reduced liquidity. The Company had not recorded an impairment on this investment as of December 31, 2002, and is monitoring the situation.

Yorkshire
---------

In August 2002, CE Electric UK acquired the remaining 5.25% of Yorkshire that it did not already own from Xcel Energy for $33.3 million.

CE Gas Disposal
---------------

In May 2002, CE Gas, an indirect wholly owned subsidiary of the Company, completed the sale of several of its U.K. natural gas assets to Gaz de France for (pound) 137.0 million (approximately $200.0 million). CE Gas sold four natural gas-producing fields located in the southern basin of the U.K. North Sea including Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields in development and construction and three exploration blocks owned by CE Gas.

Kern River's 2003 Expansion Project
-----------------------------------

The 2003 Expansion Project is a new parallel 717-mile loop pipeline that will begin in Lincoln County, Wyoming and terminate in Kern County, California. The 2003 Expansion Project began construction on August 6, 2002 and is expected to be completed and operational May 1, 2003 at a total cost of approximately $1.2 billion. The pipeline will include 36- and 42-inch diameter pipe, most of which will be laid in the existing Kern River rights-of-way at a 25-foot offset from the existing pipeline, and new above ground facilities. Three segments along the rights-of-way, approximately 205 miles in Utah, Nevada and California, will not require additional pipeline but will instead be areas where the gas will be compressed and transported through the existing pipeline. The existing pipeline rights-of-way, compressor facilities and receipt/delivery facilities will all be utilized by the 2003 Expansion Project, streamlining the permitting, acquisition of rights-of-way and ultimately the construction and operations of the 2003 Expansion Project.

The 2003 Expansion Project includes the construction of three new compressor stations and the installation of additional compression and other modifications at six existing facilities. When completed, the Kern River system will have a summer day design capacity of approximately 1.73 Bcf per day, an increase of approximately 886 mmcf per day.

Kern River has 18 long-term firm transportation service agreements with 17 shippers for 100% of the 2003 Expansion Project's capacity. The term for all these service agreements is either 10 or 15 years from the date on which transportation services on the 2003 Expansion Project commences.

The 2003 Expansion Project is being financed with approximately 70% debt and 30% equity, consistent with Kern River's original capital structure, the application for FERC approval of the 2003 Expansion Project and the limitations contained in the indenture for Kern River's existing secured senior notes. On June 21, 2002, Kern River entered into an $875 million credit facility to fund a portion of the costs of the 2003 Expansion Project and the Company issued a completion guarantee in favor of the lenders under that credit facility.

Construction is being initially funded with the proceeds of the $875.0 million credit facility. The remaining approximately 30% of the capitalized costs of the 2003 Expansion Project is being funded with equity from the Company. The credit facility is structured as a two-year construction facility followed by a term loan with a final maturity 15 years after completion of the 2003 Expansion Project. However, Kern River presently intends to refinance the construction financing facility through a bond offering or other capital markets transaction following completion of the 2003 Expansion Project. Prior to completion of the 2003 Expansion Project, the holders of the construction financing facility will have limited recourse to Kern River and its assets and cash flow, and will have recourse to the Company's completion guarantee described below. Following completion of the 2003 Expansion Project, until such time as the Kern River construction financing facility is refinanced, the lenders under the construction financing facility will share equally and ratably with the existing holders of Kern River's senior Notes in all of the collateral pledged to such Senior Note holders.

Pursuant to MEHC's completion guarantee, the Company has guaranteed that "completion" of the 2003 Expansion Project will occur on or prior to the earliest of any abandonment by Kern River of the project, the occurrence of certain other acceleration events and June 30, 2004. The potential acceleration events include any downgrading of the Company's public debt rating to below investment grade by either Standard & Poor's ("S&P") or Moody's Investors Service Inc. unless a satisfactory substitute guarantor assumes the Company's obligations under the completion guarantee within 60 days after any such downgrade; Berkshire Hathaway ceasing to own at least a majority of the outstanding capital stock of the Company; and certain other customary events of default by the Company. In the completion guarantee, the Company has also agreed to cause capital contributions to be made to Kern River in a minimum aggregate amount of at least $375.0 million by June 30, 2004 or upon any earlier event of abandonment of the project. For purposes of the Company's completion guarantee, the term "completion" is defined in the Kern River construction financing agreement to mean satisfaction of a number of conditions, the most significant of which include the requirements that the 2003 Expansion Project be substantially complete and operable and able to permit Kern River to perform its obligations under all of the long-term firm gas transportation service agreements entered into in connection with the 2003 Expansion Project; that the shippers under such agreements shall have begun to incur the obligation to pay reservation fees thereunder; and that the FERC shall have authorized Kern River to begin collecting rates under its tariff and its shipper agreements; provided that the 2003 Expansion Project shall still be deemed to have been completed if it is less than substantially complete but it demonstrates at least 80% design capacity and Kern River's debt service coverage ratios as defined in its Senior Notes indenture are not less than 1:55 to 1:0. There are a number of other conditions to completion, including requirements that all conditions to completion of the expansion contained in Kern River's Senior Notes indenture be satisfied and all of Kern River's obligations under its construction financing agreement then share pari passu in all collateral available to Kern River's senior secured noteholders. The Company's completion guarantee shall terminate upon the earlier of completion of the 2003 Expansion Project or repayment in full of all obligations under the Kern River credit facility.

MidAmerican Energy Operating Projects and Construction and Development Costs
----------------------------------------------------------------------------

MidAmerican Energy's primary need for capital is utility construction expenditures. For the year ended December 31, 2002, utility construction expenditures totaled $357 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $368 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

Through 2010, MidAmerican Energy plans to develop and construct three electric generating projects in Iowa. The projects would provide service to regulated retail electricity customers and, subject to regulatory approvals, be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plants to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.6 billion in the three projects, including the cost of related transmission facilities and allowance for funds used during construction. The three projects may provide approximately 1,285 MW of generating capacity for MidAmerican Energy depending on management's on-going assessment of energy needs and related factors.

The  first  project  is a  500-MW  (based  on  expected  accreditation)  natural gas-fired combined cycle unit with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. MidAmerican Energy has received a certificate from the IUB allowing it to construct the plant. Also, on May 29, 2002, the IUB issued an order that provides the ratemaking principles for the gas-fired plant. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 310 MW of accredited capacity. The combined cycle operation is expected to commence in 2005.

The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On January 23, 2003, MidAmerican Energy received an order approving the issuance of a certificate from the IUB allowing it to construct the plant. MidAmerican Energy has made a filing with the IUB for approval of ratemaking principles pertaining to this second plant. Continued development of this plant is subject to obtaining environmental and other required permits, as well as receiving orders from the IUB approving construction of the associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW (nameplate rating). If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million, plus associated transmission facilities. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, a rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement requires enactment of Iowa legislation and is subject to approval by the IUB.

Development Activity
--------------------

Fox is exploring the development of a 635 net MW gas fired power generating facility in Kaukanna, Outagamie County, Wisconsin. A subsidiary of TransAlta has agreed to participate in the development of this project at a level of 50% and has an option to own 50% of the project. Obsidian is developing a 185 net MW geothermal facility in Imperial Valley, California, known as Salton Sea VI. TransAlta has elected to participate in the ownership and development of this project at a level of 50%.

Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply, sales contracts and, if the Company intends to own less than 100% of the project, joint venture or similar agreements, with other project participants, receipt of required governmental permits and consents and timely implementation of construction. There can be no assurance that development efforts on any particular project or the Company's development efforts generally, will be successful.

Debt Issuances and Redemptions
------------------------------

On February 8, 2002, MidAmerican Energy issued $400.0 million of 6.75% medium-term notes due in 2031. The proceeds were used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed all $100.0 million of its 7.98% MidAmerican Energy-obligated preferred securities of a subsidiary trust at 100% of the principal amount plus accrued interest.

On May 1, 2002, MidAmerican Energy reacquired all $26.7 million of its $7.80 series of preferred securities. Of this amount, $13.3 million of preferred securities were redeemed at 100% of the principal amount plus accrued dividends, and the remaining $13.4 million was redeemed at 103.9% of the principal amount plus accrued dividends.

On June 21, 2002, Kern River closed on a bank loan facility providing for aggregate loans of up to $875.0 million to be used for the construction of the Kern River 2003 Expansion Project. The facility, which matures 15 years after the 2003 Expansion Project commences operation, has a variable interest rate which increases over the term of the facility from 1.375% to 4.5% over LIBOR. Kern River had drawn $789.9 million on this facility as of December 31, 2002. In connection with this facility, the Company guaranteed the completion of the 2003 Expansion Project as previously discussed.

On October 4, 2002, the Company issued $200.0 million of 4.625% Senior Notes due in 2007 and $500.0 million of 5.875% Senior Notes due in 2012. The proceeds are being used for general corporate purposes including reducing short-term obligations, to make a $150.0 million equity contribution to Northern Natural Gas, and to make funds available to Kern River for its 2003 Expansion Project.

On October 15, 2002, Northern Natural Gas issued $300.0 million of 5.375% Senior Notes due in 2012. The proceeds, along with the $150.0 million equity contribution from the Company, were used to refinance a $450.0 million short-term debt obligation.

On March 1, 2001, MidAmerican Funding, LLC ("MidAmerican Funding"), a wholly owned subsidiary of the Company and MidAmerican Energy's parent company, retired $200.0 million of 5.85% senior secured notes due 2001. On March 19, 2001, MidAmerican Funding issued $200.0 million of 6.75% senior secured notes due March 1, 2011.

On January 14, 2003, MidAmerican Energy issued $275.0 million of 5.125% medium-term notes due in 2013. The proceeds will be used to refinance existing debt, support utility construction expenditures and other corporate purposes.

OBLIGATIONS AND COMMITMENTS

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from parent company and subsidiary long-term debt and notes payable, preferred equity securities, operating leases and power and fuel purchase contracts. Other obligations arise from unused lines of credit and letters of credit. Material obligations as of December 31, 2002 are as follows (in thousands):

                                                                     PAYMENTS DUE BY PERIOD
                                                      -------------------------------------------------------
                                                                  LESS THAN     2-3         4-5      AFTER 5
Contractual Cash Obligations:                            TOTAL      1 YEAR      YEARS       YEARS      YEARS
                                                       ---------  --------    --------    --------   --------
Parent company long-term debt (1) .................    $ 2,539.5    $215.0    $  260.0    $  550.0    $1,514.5
Subsidiary and project debt (1) ...................      7,332.3     255.2       847.2       587.2     5,642.7
Company-obligated mandatorily redeemable
  Preferred securities of subsidiary trusts .......      2,063.4     150.0       288.5       468.0     1,156.9
Mandatorily redeemable preferred securities
  of subsidiaries .................................         93.3      93.3          --          --          --
Coal, electricity and natural gas contract
  commitments (2) .................................        493.1     168.5       229.5        32.9        62.2
Operating leases (2) ..............................        293.2      60.8        85.4        60.3        86.7
                                                       ---------    ------    --------    --------    --------
  Total contractual cash obligations ..............    $12,814.8    $942.8    $1,710.6    $1,698.4    $8,463.0
                                                       =========    ======    ========    ========    ========

                                                             COMMITMENT EXPIRATION PER PERIOD
                                                      ---------------------------------------------
                                                                 LESS THAN     2-3         4-5      AFTER 5
Other Commercial Commitments:                            TOTAL     1 YEAR      YEARS       YEARS      YEARS
                                                       ---------  --------    --------    --------   --------
Unused parent company revolving lines of credit ...    $   352.3    $352.3    $     --    $     --    $     --
Parent company letters of credit ..................         47.7        --        47.7          --          --
Unused subsidiaries lines of credit ...............        350.0     249.7       100.3          --          --
Parent company guarantee of subsidiary debt .......        174.8       1.4         3.6         2.9       166.9
Subsidiary lines of credit from parent company ....         10.0        --          --          --        10.0
                                                       ---------    ------    --------    --------    --------
   Total other commercial commitments .............    $   934.8    $603.4    $  151.6    $    2.9    $  176.9
                                                       =========    ======    ========    ========    ========

     (1)  Excludes certain unamortized debt premiums and discounts

     (2) The fuel and energy commitments and operating leases are not reflected on the consolidated balance sheets

In addition to amounts in the table above, the unused portion of the Kern River Construction Financing Facility is $85.1 million.

As of December 31, 2002, Northern Natural Gas had $52.0 million of obligations to deliver 12.2 Bcf of natural gas in 2003. The obligations are revalued based on market prices for natural gas, with changes in value included in the statement of operations. In 2002, Northern Natural Gas entered into natural gas commodity price swaps and index basis swaps to effectively fix the deferred obligation balance. These swaps have a net receivable balance of $3.4 million at December 31, 2002. The swaps are revalued based on market prices for natural gas, with changes in value included in the statement of operations. Therefore, any further changes in the market value of the deferred obligations are expected to be offset by a corresponding change in the opposite direction in the market value of the swaps. However, at December 31, 2002, Northern Natural Gas had a $10.4 million receivable position with a third party energy marketer relating to these swaps. Since the date of entering into these swaps, there have been public announcements that this third party's financial condition has deteriorated as a result of, among other factors, reduced liquidity. This receivable would increase by approximately $12.2 million if the price curve of natural gas were to increase by $1/MMBtu from levels at December 31, 2002. The Company has not recorded an allowance on this receivable as of December 31, 2002, and is monitoring the situation.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain investments that are accounted for under the equity method in accordance with GAAP. Accordingly, an amount is recorded on the Company's balance sheet as an equity investment and is increased or decreased for the Company's pro-rata share of earnings or losses, respectively, less any dividend distribution from such investments.

As of December 31, 2002, the Company's investments which are accounted for under the equity method had an aggregate $1,023.6 million of debt and $43.7 million in outstanding letters of credit. As of December 31, 2002, the Company's pro-rata share of the debt was $507.6 million and was non-recourse to the Company, except for $137.8 million of such debt which the Company has guaranteed on the Salton Sea Funding Series F Bonds and which was included in the Company's consolidated balance sheet at December 31, 2002. The Company's pro-rata share of the outstanding letters of credit was $21.9 million as of December 31, 2002. The Company is generally not required to support the debt service obligations of these investments. However, default with respect to this non-recourse debt could result in a loss of invested equity.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The cumulative effect of initially applying this statement is recognized as a change in accounting principle. The Company and its unconsolidated subsidiary used an expected cash flow approach to measure the obligations and adopted the statement as of January 1, 2003.

The Company's initial review of its regulated entities identified legal retirement obligations for nuclear decommissioning, wet and dry ash landfills and offshore and minor lateral pipeline facilities. The Company expects to record approximately $290.0 million of asset retirement obligation liabilities, approximately $265.0 million of which pertains to obligations associated with the decommissioning of the Quad Cities nuclear station. The adoption of this statement is not expected to have a material impact on the operations of the regulated entities, as the effects are expected to be offset by the establishment of regulatory assets, totaling approximately $115.0 million, pursuant to SFAS 71.

In addition, one of the Company's unconsolidated subsidiaries has identified legal retirement obligations for landfill and plant abandonment costs. The Company's share of this adoption is expected to total $1.1 million, net of tax.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. The Company adopted SFAS 144 on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after

May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. The Company does not expect the adoption of SFAS 145 to have a material effect on its financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS 146 to all exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At December 31, 2002, the Company had fixed-rate long-term debt, Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, and subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts of $11,683.2 million in principal amount and having a fair value of $12,188.8 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $397.1 million if interest rates were to increase by 10% from their levels at December 31, 2002. In general, such a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2002, the Company had floating-rate obligations of $425.1 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. These obligations are not hedged. If the floating rates were to increase by 1% the Company's consolidated interest expense for unhedged floating-rate obligations would increase by approximately $0.4 million each month in which such increase continued based upon December 31, 2002 principal balances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



         Independent Auditors' Report.........................................51

         Consolidated Balance Sheets as of December 31, 2002 and 2001.........52

         Consolidated Statements of Operations
           for the Years Ended December 31, 2002 and 2001 and for the periods from March 14, 2000 through December 31, 2000 and
           January 1, 2000 through March13, 2000..............................53

         Consolidated Statements of Stockholders' Equity
           for the Three Years Ended December 31, 2002, 2001 and 2000.........54

         Consolidated Statements of Cash Flows
           for the Years Ended December 31, 2002 and 2001 and for the periods from March 14, 2000 through December 31, 2000 and
           January 1, 2000 through March13, 2000..............................55

         Notes to Consolidated Financial Statements...........................56

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MidAmerican Energy Holdings Company (successor to MidAmerican Energy Holdings Company (Predecessor), referred to as "MEHC (Predecessor)") and subsidiaries (the "Company") as of December 31, 2002 and 2001 for the Company, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 for the Company, for the period January 1, 2000 to March 13, 2000 for MEHC (Predecessor), and for the period March 14, 2000 to December 31, 2000 for the Company. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the above stated periods in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its accounting policy for goodwill and other intangible assets and in 2001 the Company changed is accounting policy for major maintenance, overhaul and well workover costs.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
January 24, 2003

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                              AS OF DECEMBER 31,
                                                                                        ----------------------------
                                                                                            2002              2001
                                                                                        ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $    844,430    $    386,745
  Restricted cash and short-term investments ........................................         50,808          30,565
  Accounts receivable, net of allowance for doubtful accounts of $39,742 and $7,319 .        707,731         310,030
  Inventories .......................................................................        126,938         135,822
  Other current assets ..............................................................        212,888         106,124
                                                                                        ------------    ------------
Total current assets ................................................................      1,942,795         969,286
                                                                                        ------------    ------------
Properties, plants and equipment, net ...............................................      9,810,087       6,537,371
Excess of cost over fair value of net assets acquired ...............................      4,258,132       3,638,546
Regulatory assets ...................................................................        504,513         221,120
Other investments ...................................................................        446,732         174,185
Equity investments ..................................................................        273,707         261,432
Deferred charges and other assets ...................................................        780,489         824,712
                                                                                        ------------    ------------
TOTAL ASSETS ........................................................................   $ 18,016,455    $ 12,626,652
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................   $    462,960    $    266,027
  Accrued interest ..................................................................        192,015         130,569
  Accrued taxes .....................................................................         75,097          88,973
  Other accrued liabilities .........................................................        457,058         308,924
  Short-term debt ...................................................................         79,782         256,012
  Current portion of long-term debt .................................................        470,213         317,180
                                                                                        ------------    ------------
    Total current liabilities .......................................................      1,737,125       1,367,685
                                                                                        ------------    ------------
Other long-term accrued liabilities .................................................      1,100,917         537,495
Parent company debt .................................................................      2,324,456       1,834,498
Subsidiary and project debt .........................................................      7,077,087       4,754,811
Deferred income taxes ...............................................................      1,238,421       1,284,268
                                                                                        ------------    ------------
  Total liabilities .................................................................     13,478,006       9,778,757
                                                                                        ------------    ------------

Deferred income .....................................................................         80,078          85,917
Minority interest ...................................................................          7,351          44,477
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ..      2,063,412         788,151
Subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts           --           100,000
Preferred securities of subsidiaries ................................................         93,325         121,183

Commitments and contingencies (Note 20)

Stockholders' equity:
Zero coupon convertible preferred stock - authorized 50,000 shares, no par value,
  41,263 and 34,563 shares outstanding at December 31, 2002 and 2001, respectively ..           --              --
Common stock - authorized 60,000 no par value; 9,281 shares issued
  and outstanding at December 31, 2002 and 2001 .....................................           --              --
Additional paid-in capital ..........................................................      1,956,509       1,553,073
Retained earnings ...................................................................        584,009         223,926
Accumulated other comprehensive loss, net ...........................................       (246,235)        (68,832)
                                                                                        ------------    ------------
  Total stockholders' equity ........................................................      2,294,283       1,708,167
                                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................   $ 18,016,455    $ 12,626,652
                                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                                      -52

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                                                     MEHC
                                                                                                 (PREDECESSOR)
                                                  YEAR ENDED DECEMBER 31,      MARCH 14, 2000   JANUARY 1, 2000
                                                ----------------------------       THROUGH          THROUGH
                                                   2002             2001      DECEMBER 31, 2000  MARCH 13, 2000
                                                -----------      -----------  -----------------  --------------

REVENUE:
  Operating revenue .......................     $ 4,794,010      $ 4,696,781      $ 3,918,100      $ 1,056,365
  Income on equity investments ............          40,520           39,565           40,019            3,497
  Interest and dividend income ............          56,250           24,552           25,320            8,080
  Other income ............................          77,359          212,082           29,543            7,907
                                                -----------      -----------      -----------      -----------
    Total revenue .........................       4,968,139        4,972,980        4,012,982        1,075,849
                                                -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
  Cost of sales ...........................       1,844,024        2,341,178        2,194,512          574,679
  Operating expense .......................       1,345,205        1,176,422          904,511          226,908
  Depreciation and amortization ...........         525,902          538,702          383,351           97,278
  Interest expense ........................         647,379          499,263          396,773          101,330
  Less interest capitalized ...............         (37,469)         (86,469)         (85,369)         (15,516)
                                                -----------      -----------      -----------      -----------
    Total costs and expenses ..............       4,325,041        4,469,096        3,793,778          984,679
                                                -----------      -----------      -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES ..         643,098          503,884          219,204           91,170
  Provision for income taxes ..............          99,588          250,064           53,277           31,008
                                                -----------      -----------      -----------      -----------
INCOME BEFORE MINORITY INTEREST AND
  PREFERRED DIVIDENDS .....................         543,510          253,820          165,927           60,162
  Minority interest and preferred dividends         163,467          106,547           84,670            8,850
                                                -----------      -----------      -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ..........         380,043          147,273           81,257           51,312
Cumulative effect of change in accounting
  principle, net of tax (Note 2) ..........            --             (4,604)            --               --
                                                -----------      -----------      -----------      -----------
NET INCOME AVAILABLE TO COMMON
  AND PREFERRED STOCKHOLDERS ..............     $   380,043      $   142,669      $    81,257      $    51,312
                                                ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                            ACCUMULATED
                                          OUTSTANDING             ADDITIONAL                  OTHER
                                            COMMON      COMMON     PAID-IN       RETAINED  COMPREHENSIVE   TREASURY
                                            SHARES      STOCK      CAPITAL       EARNINGS   INCOME(LOSS)     STOCK         TOTAL
                                          -----------   ------   ------------    ---------  ------------   --------     -----------
Balance, January 1, 2000 .............      59,944      $  --     $ 1,249,079    $ 507,726    $ (12,029)   $(750,188)   $   994,588

Net income January 1, 2000
  through March 13, 2000 .............        --           --            --         51,312         --           --           51,312
Net income March 14, 2000
  through December 31, 2000 ..........        --           --            --         81,257         --           --           81,257
Other comprehensive income:
  Foreign currency translation
     adjustment ......................        --           --            --           --        (82,996)        --          (82,996)
Minimum pension liability adjustment,
  net of tax of $1,699 ...............        --           --            --           --         (2,388)        --           (2,388)
Unrealized gains on securities,
  net of tax of $1,164................        --           --            --           --          2,160         --            2,160
                                                                                                                        -----------
Total other comprehensive income .....                                                                                       49,345
Exercise of stock options and
  other equity transactions ..........          13         --            (138)        --           --            418            280
Teton Transaction ....................     (50,676)        --         304,132     (559,038)      37,324      749,770        532,188
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000 ...........       9,281         --       1,553,073       81,257      (57,929)        --        1,576,401

Net income ...........................        --           --            --        142,669         --           --          142,669
Other comprehensive income:
  Foreign currency translation
    adjustment .......................        --           --            --           --        (22,103)        --          (22,103)
Fair value adjustment on cash
  flow hedges, net of tax of $8,143 ..        --           --            --           --         18,490         --           18,490
Minimum pension liability adjustment,
  net of tax of $3,448 ...............        --           --            --           --         (4,847)        --           (4,847)
Unrealized losses on securities,
  net of tax of $1,315 ...............        --           --            --           --         (2,443)        --           (2,443)
                                                                                                                        -----------
Total other comprehensive income .....                                                                                      131,766
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001 ...........       9,281         --       1,553,073      223,926      (68,832)        --        1,708,167

Net income ...........................        --           --            --        380,043         --           --          380,043
Other comprehensive income:
  Foreign currency translation
    adjustment .......................        --           --            --           --        166,880         --          166,880
Fair value adjustment on cash
  flow hedges, net of tax of $10,106 .        --           --            --           --        (27,623)        --          (27,623)
Minimum pension liability adjustment,
  net of tax of $135,707 .............        --           --            --           --       (313,456)        --         (313,456)
Unrealized losses on securities,
  net of tax of $1,813 ...............        --           --            --           --         (3,204)        --           (3,204)
                                                                                                                        -----------
Total other comprehensive income .....                                                                                      202,640

Issuance of zero-coupon convertible
  preferred stock ....................        --           --         402,000         --           --           --          402,000
Retirement of stock options ..........        --           --             815      (19,960)        --           --          (19,145)
Other equity transactions ............        --           --             621         --           --           --              621
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ...........       9,281    $    --     $ 1,956,509    $ 584,009    $(246,235)   $    --      $ 2,294,283
===================================================================================================================================

     The accompanying notes are an integral part of these financial statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                                 MEHC
                                                                                                            (PREDECESSOR)
                                                              YEAR ENDED DECEMBER 31,    MARCH 14, 2000    JANUARY 1, 2002
                                                             -------------------------      THROUGH           THROUGH
                                                                2002            2001    DECEMBER 31, 2000  MARCH 13, 2000
                                                             -----------     ---------  -----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................    $   380,043     $ 142,669     $    81,257     $  51,312
Adjustments to reconcile net cash flows from
  operating activities:
  Income in excess of distributions on equity investments        (11,383)      (28,515)        (26,607)       (3,459)
  Gains on non-recurring items ..........................        (25,329)     (179,493)           --            --
  Depreciation and amortization .........................        525,902       442,284         303,354        83,097
  Amortization of excess of cost over fair value of net
     assets acquired ....................................           --          96,418          79,997        14,181
  Amortization of deferred financing and other costs ....         46,132        20,529          18,310         4,075
  Provision for deferred income taxes ...................        (16,228)      152,920         (15,460)        7,735
  Cumulative effect of change in accounting principle,
    net of tax ..........................................           --           4,604            --            --
  Changes in other items:
    Accounts receivable, net ............................       (244,829)      639,868        (333,277)      (11,769)
    Other current assets ................................         42,552       (20,041)         16,990        12,209
    Accounts payable and other accrued liabilities ......         36,083      (424,374)        124,030       (21,242)
    Accrued interest ....................................         68,924        (1,683)        (19,892)       35,701
    Accrued taxes .......................................        (39,302)       (4,616)          7,238        (4,270)
    Deferred income .....................................         (4,839)        6,428          10,467         3,513
                                                             -----------     ---------     -----------     ---------
    Net cash flows from operating activities ............        757,726       846,998         246,407       171,083
                                                             -----------     ---------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired ....................     (1,416,937)      (81,934)     (2,048,266)         --
  Purchase of convertible preferred securities ..........       (275,000)         --              --            --
  Capital expenditures relating to operating projects ...       (542,615)     (398,165)       (301,948)      (44,355)
  Construction and other development costs ..............       (965,470)     (178,587)       (236,781)      (79,186)
  Proceeds from sale of assets ..........................        214,070       377,396            --            --
  Decrease in restricted cash and investments ...........         16,351        24,540         157,905        48,788
  Other .................................................         61,790        18,206          39,930        19,879
                                                             -----------     ---------     -----------     ---------
     Net cash flows from investing activities ...........     (2,907,811)     (238,544)     (2,389,160)      (54,874)
                                                             -----------     ---------     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subsidiary and project debt .............      1,485,349       200,000         262,176         6,043
  Proceeds from parent company debt .....................        700,000          --              --            --
  Repayments of subsidiary and project debt .............       (395,370)     (437,372)       (234,776)       (3,135)
  Net proceeds from (repayment of) corporate revolver ...       (153,500)       68,500          85,000          --
  Repayment of other obligations ........................        (94,297)         --            (4,225)         --
  Net repayment of subsidiary short-term debt ...........       (472,835)      (74,144)        (88,106)     (124,761)
  Proceeds from issuance of trust preferred securities ..      1,273,000          --           454,772          --
  Proceeds from issuance of common and preferred stock ..        402,000          --         1,428,024          --
  Redemption of preferred securities of subsidiaries ....       (127,908)      (24,910)        (20,409)         --
  Other .................................................        (61,205)        9,459          (3,607)       (6,648)
                                                             -----------     ---------     -----------     ---------
    Net cash flows from financing activities ............      2,555,234      (258,467)      1,878,849      (128,501)
                                                             -----------     ---------     -----------     ---------
  Effect of exchange rate changes .......................         52,536        (1,394)         (1,555)         (424)
                                                             -----------     ---------     -----------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....        457,685       348,593        (265,459)      (12,716)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........        386,745        38,152         303,611       316,327
                                                             -----------     ---------     -----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $   844,430     $ 386,745     $    38,152     $ 303,611
                                                             ===========     =========     ===========     =========
SUPPLEMENTAL DISCLOSURE:
Interest paid, net of interest capitalized ..............    $   588,972     $ 389,953     $   351,532     $  35,057
                                                             ===========     =========     ===========     =========
Income taxes paid .......................................    $   101,225     $ 133,139     $    94,405     $    --
                                                             ===========     =========     ===========     =========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND OPERATIONS

MidAmerican Energy Holdings Company and its subsidiaries (the "Company" or "MEHC") is a United States-based privately owned global energy company. The Company's subsidiaries' principal businesses are regulated electric and natural gas utilities, regulated interstate natural gas transmission and electric power generation. Its operations are organized and managed on seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding ("CE Electric UK") (which includes
Northern Electric plc ("Northern Electric") and Yorkshire Power Group Ltd. ("Yorkshire")), CalEnergy Generation - Domestic, CalEnergy Generation-Foreign (the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively the "Leyte Projects") and the Casecnan Project) and HomeServices of America, Inc. ("HomeServices"). Through six of these platforms, the Company owns and operates a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, and a diversified portfolio of domestic and international independent power projects. The Company also owns the second largest residential real estate brokerage firm in the United States.

On March 14, 2000, the Company and an investor group comprised of Berkshire Hathaway Inc., Walter Scott, Jr., a director of the Company, David L. Sokol,
Chairman and Chief Executive Officer of the Company, and Gregory E. Abel, President and Chief Operating Officer of the Company, closed on a definitive agreement and plan of merger whereby the investor group acquired all of the outstanding common stock of the Company (the "Teton Transaction"). As a result of the Teton Transaction, Berkshire Hathaway, Mr. Scott, Mr. Sokol and Mr. Abel own approximately 9.7%, 86%, 3% and 1% of the voting stock respectively.

The Company initially incorporated in 1971 under the laws of the State of Delaware and was reincorporated in 1999 in Iowa, at which time it changed its name from CalEnergy Company, Inc. to MidAmerican Energy Holdings Company.

In these notes to consolidated financial statements, references to "U.S. dollars," "dollars," "US $," "$" or "cents" are to the currency of the United States and references to "pounds sterling," "pounds," "sterling," "pence" or "p" are to the currency of the United Kingdom. References to MW means megawatts, MWh means megawatt hours, Bcf means billion cubic feet, mmcf means million cubic feet, GWh means gigawatts per hour, kV means 1000 volts, Tcf means trillion cubic feet, kWh means kilowatt hours and MMBtus means million British thermal units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

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

For the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Reclassifications
-----------------

Certain amounts in the fiscal 2001 and 2000 consolidated financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2002 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for the Effects of Certain Types of Regulation
---------------------------------------------------------

MidAmerican Energy, Kern River and Northern Natural Gas prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71 ("SFAS 71"), which differs in certain respects from the application of generally accepted accounting principles by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, MidAmerican Energy, Kern River and Northern Natural Gas have deferred certain costs, which will be amortized over various future periods. To the extent that collection of such costs or payment of such obligations is no longer probable as a result of changes in regulation, the associated regulatory asset or liability is charged or credited to income.

A possible consequence of deregulation of the regulated energy industry is that SFAS 71 may no longer apply. If portions of the Company's subsidiaries' regulated energy operations no longer meet the criteria of SFAS 71, the Company could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus a material adjustment to earnings in that period could result if regulatory assets or liabilities are not recovered in transition provisions of any deregulation legislation.

The Company continues to evaluate the applicability of SFAS 71 to its regulated energy operations and the recoverability of these assets and liabilities through rates as there are on-going changes in the regulatory and economic environment.

Cash and Cash Equivalents
--------------------------

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments other than restricted cash are primarily commercial paper and money market securities. Restricted cash is not considered a cash equivalent.

Restricted Cash and Investments
-------------------------------

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

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of payments from its customers. This assessment requires judgment regarding the outcome of pending disputes, arbitrations and the ability of customers to pay the amounts owed to the Company. Any change in the Company's assessment of the collectibility of accounts receivable that was not previously provided is recorded in the current period.

Fair Value of Financial Instruments
-----------------------------------

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

Properties, Plants and Equipment, Net
-------------------------------------

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Capitalized costs for gas reserves, other than costs of unevaluated exploration projects and projects awaiting development consent, are depleted using the units of production method. Depletion is calculated based on hydrocarbon reserves of properties in the evaluated pool estimated to be commercially recoverable and include anticipated future development costs in respect of those reserves.

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of properties, plants and equipment. Depreciation is computed using the straight-line method based on economic lives or regulatory mandated recovery periods. The Company believes the useful lives assigned to the depreciable assets, which generally range from 3 to 87 years, are reasonable.

The Company periodically evaluates long-lived assets, including properties, plants and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

The estimate of cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the asset, management's plans, the determination of the useful life of the asset and technology changes in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions.

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consisted primarily of goodwill amortization. Following is a reconciliation of net income available to common and preferred stockholders as originally reported for the years ended December 31, 2002 and 2001 and for the periods from March 14, 2000 through December 31, 2000 and January 1, 2000 through March13, 2000, to adjusted net income available to common and preferred stockholders (in thousands):


                                                                                                      MEHC (PREDECESSOR)
                                                        YEAR ENDED DECEMBER 31,    MARCH 14, 2000     JANUARY 1, 2002
                                                        -----------------------        THROUGH             THROUGH
                                                           2002        2001        DECEMBER 31, 2000    MARCH 13, 2000
                                                         --------    ---------     -----------------  -----------------
Reported net income available to common
  and preferred stockholders ........................    $380,043    $ 142,669         $  81,257         $ 51,312
Amortization of excess of cost over fair value of net
  assets acquired ...................................        --         96,418            79,997           14,181
Tax effect of amortization ..........................        --         (2,018)           (1,413)            (372)
                                                         --------    ---------         ---------         --------
Adjusted net income available to common
and preferred stockholders ..........................    $380,043    $ 237,069         $ 159,841         $ 65,121
                                                         ========    =========         =========         ========

The Company completed its initial review pursuant to SFAS No. 142 for its reporting units during the second quarter of 2002 and its annual review during the fourth quarter of 2002. No impairment was indicated as a result of these assessments.

Capitalization of Interest and Allowance for Funds Used During Construction
---------------------------------------------------------------------------

Allowance for funds used during construction ("AFUDC") represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates for subsidiaries that apply SFAS 71. Interest and AFUDC for subsidiaries that apply SFAS 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives.

Deferred Financing Costs
------------------------

The Company capitalizes costs associated with financings, as deferred financing costs, and amortizes the amounts over the term of the related financing using the effective interest method.

Contingent Liabilities
----------------------

The Company establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in operations in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Deferred Income Taxes
---------------------

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

Revenue Recognition
-------------------


Revenue is recorded based upon services rendered and electricity, gas and steam delivered, distributed or supplied to the end of the period. The Company records unbilled revenue representing the estimated amounts customers will be billed for services rendered between the meter reading dates in a particular month and the end of that month. The unbilled revenue estimate is reversed in the following month. To the extent the estimated amount differs from the actual amount subsequently billed, revenue will be affected.


Where there is an over recovery of United Kingdom distribution business revenue against the maximum regulated amount, revenue is deferred in an amount equivalent to the over recovered amount. The deferred amount is deducted from revenue and included in other liabilities. Where there is an under recovery, no anticipation of any potential future recovery is made.

Revenue from the transportation and storage of gas are recognized based on contractual terms and the related volumes. Kern River and Northern Natural Gas are subject to the FERC's regulations and, accordingly, certain revenue collected may be subject to possible refunds upon final orders in pending rate cases. Kern River and Northern Natural Gas record rate refund liabilities considering their regulatory proceedings and other third party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk weighted, as well as collection and other risks.

Commission revenue from real estate brokerage transactions and related amounts due to agents are recognized when title has transferred from seller to buyer. Title fee revenue from real estate transactions and related amounts due to the title insurer are recognized at the closing, which is when consideration is received. Fees related to loan originations are recognized at the closing, which is when services have been provided and consideration is received.

Financial Instruments
---------------------

The Company currently utilizes swap agreements and forward purchase agreements to manage market risks and reduce its exposure resulting from fluctuation in interest rates, foreign currency exchange rates and electric and gas prices. For interest rate swap agreements, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. Gains and losses related to gas forward contracts are deferred and included in the measurement of the related gas purchases. These instruments are either exchange traded or with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

Accounting Principle Change
---------------------------

Effective January 1, 2001, the Company has changed its accounting policy regarding major maintenance and repairs for non-regulated gas projects, non-regulated plant overhaul costs and geothermal well rework costs to the direct expense method from the former policy of monthly accruals based on long-term scheduled maintenance plans for the gas projects and deferral and amortization of plant overhaul costs and geothermal well rework costs over the estimated useful lives. The cumulative effect of the change in accounting principle was $4.6 million, net of taxes of $0.7 million. If the Company had adopted the policy as of January 1, 2000, income before extraordinary item and cumulative effect of change in accounting principle would have been $6.3 million lower in 2000 on a pro forma basis.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The cumulative effect of initially applying this statement is recognized as a change in accounting principle. The Company and its unconsolidated subsidiary used an expected cash flow approach to measure the obligations and adopted the statement as of January 1, 2003.

The Company's initial review of its regulated entities identified legal retirement obligations for nuclear decommissioning, wet and dry ash landfills and offshore and minor lateral pipeline facilities. The Company expects to record approximately $290.0 million of asset retirement obligation liabilities, approximately $265.0 million of which pertains to obligations associated with the decommissioning of the Quad Cities nuclear station. The adoption of this statement is not expected to have a material impact on the operations of the regulated entities, as the effects are expected to be offset by the establishment of regulatory assets, totaling approximately $115.0 million, pursuant to SFAS 71.

In addition, one of the Company's unconsolidated subsidiaries has identified legal retirement obligations for landfill and plant abandonment costs. The Company's share of this adoption is expected to total $1.1 million, net of tax.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supercedes SFAS No. 121 and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. The Company adopted SFAS 144 on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. The Company does not expect the adoption of SFAS 145 to have a material effect on its financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS 146 to all exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its financial position, results of operations, or cash flows.

3. ACQUISITIONS

Kern River
----------

On March 27, 2002, the Company acquired Kern River, a 926-mile interstate pipeline transporting Rocky Mountain and Canadian natural gas to markets in California, Nevada and Utah.

The Company paid $419.7 million, net of cash acquired of $7.7 million and a working capital adjustment, for Kern River's gas pipeline business. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Kern River are included in the Company's results beginning March 27, 2002.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

       Cash .................................................     $    7.7
       Properties, plants and equipment .....................        797.2
       Excess of cost over fair value of  net assets acquired         32.5
       Other assets .........................................        173.2
                                                                  --------
         Total assets acquired ..............................      1,010.6
                                                                  --------
       Current liabilities ..................................       (105.4)
       Long-term debt .......................................       (482.0)
       Other liabilities ....................................         (0.9)
                                                                  --------
         Total liabilities assumed ..........................       (588.3)
                                                                  --------
       Net assets acquired ..................................     $  422.3
                                                                  ========

Northern Natural Gas Company
----------------------------

On August 16, 2002, the Company acquired Northern Natural Gas from Dynegy Inc. ("Dynegy"). Northern Natural Gas is a 16,600-mile interstate pipeline extending from southwest Texas to the upper Midwest region of the United States.

The Company paid $882.7 million for Northern Natural Gas, net of cash acquired of $1.4 million and net of a working capital adjustment. The acquisition has been accounted for as a purchase business combination. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. The results of operations for Northern Natural Gas are included in the Company's results beginning August 16, 2002.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

       Cash .................................................   $    1.4
       Properties, plants and equipment .....................    1,346.7
       Excess of cost over fair value of  net assets acquired      414.7
       Other assets .........................................      309.9
                                                                --------
         Total assets acquired ..............................    2,072.7
                                                                --------
       Current portion of long-term debt ....................     (450.0)
       Other current liabilities ............................     (216.1)
       Long-term debt .......................................     (499.8)
       Other liabilities ....................................      (27.7)
                                                                --------
         Total liabilities assumed ..........................   (1,193.6)
                                                                --------
       Net assets acquired ..................................   $  879.1
                                                                ========

The following pro forma financial information of the Company represents the unaudited pro forma results of operations as if the Kern River and Northern Natural Gas acquisitions, and the related financings, had occurred at the beginning of each period. These pro forma results have been prepared for comparative purposes only and do not profess to be indicative of the results of operations which would have been achieved had these transactions been completed at the beginning of each year, nor are the results indicative of the Company's future results of operations (in millions).

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                                -------------------
                                                  2002       2001
                                                --------   --------

            Revenue .........................   $5,299.4   $5,688.5
            Income before cumulative effect
            of change in accounting principle      285.5       36.9
            Net income available to common
             and preferred shareholders .....      285.5       32.3

HomeServices' 2002 Acquisitions
-------------------------------

In 2002, HomeServices separately acquired three real estate companies for an aggregate purchase price of approximately $106.1 million, net of cash acquired, plus working capital and certain other adjustments. For the year ended December 31, 2001, these real estate companies had combined revenue of approximately $356.0 million on 42,000 closed sides representing $13.7 billion of sales volume. Additionally, HomeServices is obligated to pay a maximum earnout of $18.5 million based on 2002 financial performance measures. These purchases were financed using HomeServices' internally generated cash flows, revolving credit facility and $40.0 million from the Company, which was contributed to HomeServices as equity.

The acquisitions have been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed. The Company recorded goodwill of approximately $108.9 million.

Yorkshire Swap
--------------

On September 21, 2001, CE Electric UK Ltd, an indirect wholly owned subsidiary of the Company, and Innogy Holdings, plc ("Innogy") executed an agreement to exchange Northern' Electrics electricity and gas supply and metering assets for Innogy's 94.75% interest in Yorkshire's electricity distribution business. Northern Electric's supply business was valued at approximately $391.0 million ((pound)268.0 million), including working capital of approximately $14.0 million ((pound)10.0 million). 94.75% of Yorkshire's distribution business was valued at approximately $405.0 million ((pound)278.0 million), including working capital of approximately $58.0 million ((pound)40.0 million). The net cash paid by Northern Electric for the exchange was approximately $14.0 million ((pound)10.0 million).

The disposition of Northern Electric's supply business created a pre-tax non-recurring gain of $196.7 million and an after-tax gain of $10.8 million. Included in the carrying value of the Northern Electric supply business was $504.4 million of goodwill allocated based on the relative fair values of the Northern Electric supply business.

The Company paid $57.4 million, net of cash acquired of $353.8 million and transaction costs, for 94.75% of the Yorkshire electricity distribution business and related indebtedness. The acquisition has been accounted for as a purchase business combination. The results of operations for Yorkshire are included in the Company's results beginning September 21, 2001.

Teton Transaction
-----------------

On October 24, 1999, the Company and an investor group comprised of Berkshire Hathaway, Walter Scott, Jr., and David L. Sokol, executed a definitive agreement and plan of merger whereby the investor group would acquire all of the outstanding common stock of the Company for $35.05 per share in cash, representing a total purchase price of approximately $2.2 billion, including transaction costs. The Teton Transaction closed on March 14, 2000 and Berkshire Hathaway invested approximately $1.24 billion in common stock and convertible preferred stock and approximately $455 million in 11% nontransferable trust preferred securities due March 14, 2010. Mr. Scott, Mr. Sokol and Gregory E. Abel contributed cash and current securities of the Company having a value of approximately $310 million. The remaining purchase price was funded with the Company's cash. Berkshire Hathaway owns approximately 9.7% of the voting stock, Mr. Scott owns approximately 86% of the voting stock, Mr. Sokol owns approximately 3% of the voting stock and Mr. Abel owns approximately 1% of the voting stock.

The merger has been accounted for as a purchase business combination. The purchase price has been allocated to assets acquired and liabilities assumed. The Company recorded goodwill of approximately $1.2 billion.

4. DISPOSITIONS AND OTHER NON-RECURRING ITEMS

CE Gas Asset Sale
-----------------

In May 2002, CE Gas, an indirect wholly owned subsidiary of the Company, executed the sale of several of its U.K. natural gas assets to Gaz de France for (pound)137.0 million (approximately $200.0 million). CE Gas sold four natural gas-producing fields located in the southern basin of the U.K. North Sea, including Anglia, Johnston, Schooner and Windermere. The transaction also included the sale of rights in four gas fields (in development/construction) and three exploration blocks owned by CE Gas. The Company recorded pre-tax and after-tax income of $54.3 million and $41.3 million, respectively, which includes a write off of non-deductible goodwill of $49.6 million.

Telephone Flat Sale
-------------------

On October 16, 2001, the Company closed on a transaction that transferred all properties and rights of the Telephone Flat Project, a geothermal development project in northern California to Calpine Corp. The Company recorded a pre-tax gain of $20.7 million and an after-tax gain of $12.2 million on the sale of the Telephone Flat Project.

Western States Sale
-------------------

On June 30, 2001, the Company closed on a transaction in which the Company sold Western States Geothermal, an indirect wholly owned subsidiary of the Company, to Ormat. The Company recorded a pre-tax gain of $9.8 million and an after-tax gain of $6.4 million on the sale of Western States Geothermal.

Tesside Power Limited ("TPL")
-----------------------------

In December 2001, the Company recorded a non-recurring charge of $20.7 million, net of tax, representing an asset valuation impairment charge under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") relating to the Company's 15.4% interest in TPL. TPL owns and operates a 1,875 MW combined cycle gas-fired power plant. Enron Corp. ("Enron"), through its subsidiaries, owned a 42.5% interest, operated the plant, and purchased 668 MW of capacity. Enron's subsidiary, which owns and operates TPL, is now in administration and administrators have been appointed to run its business and are attempting to find a buyer.

Shareholders  in TPL  had  previously  utilized  TPL's  taxable  losses  with an obligation  to  reimburse  TPL later in the  project's  life.  In May 2002,  TPL executed a restructuring and stabilization agreement with its lenders. The contract included an agreement between TPL and its shareholders with respect to the waiver of these repayment obligations. In May 2002, TPL released $35.7 million due to the repayment obligation being waived which is reflected as a tax benefit in the provision for income taxes.


5. PROPERTIES, PLANTS AND EQUIPMENT, NET

Properties, plants and equipment, net comprise the following at December 31 (in thousands):

                                                   ESTIMATED          DECEMBER 31,
                                                  USEFUL LIVES  -------------------------
                                                     (Years)        2002          2001
                                                  ------------  -----------   -----------
Properties, plants and equipment, net:
  Utility generation and distribution system ....     10-50     $ 8,165,140   $ 7,574,339
  Interstate pipelines' assets ..................      3-87       2,171,436          --
  Independent power plants ......................     10-30       1,410,170     1,402,102
  Mineral and gas reserves and exploration assets      5-30         495,423       387,697
  Utility non-operational assets ................      3-30         370,811       354,366
  Other assets ..................................      3-10         130,755       153,211
                                                                -----------   -----------
    Total operating assets ......................                12,743,735     9,871,715
                                                                -----------   -----------
  Accumulated depreciation and amortization .....                (4,104,133)   (3,650,875)
                                                                -----------   -----------
  Net operating assets ..........................                 8,639,602     6,220,840
  Construction in progress ......................                 1,170,485       316,531
                                                                -----------   -----------
    Properties, plants and equipment, net .......               $ 9,810,087   $ 6,537,371
                                                                ===========   ===========

Construction in Progress
------------------------

MidAmerican Energy is constructing a 500-MW (based on expected accreditation) natural gas-fired, combined cycle plant with an estimated cost of $415 million. MidAmerican Energy will own 100% of the plant and operate it. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 310 MW of accredited capacity. The combined cycle operation will commence in 2005. MidAmerican Energy has received a certificate from the Iowa Utilities Board, "(IUB"), allowing it to construct the plant. In May 2002, the IUB issued an order that specified the Iowa ratemaking principles that will apply to the plant over its life. As a result of that order, MidAmerican Energy is proceeding with the construction of the plant.

The 2003 Expansion Project is a new parallel 717-mile loop pipeline that will begin in Lincoln County, Wyoming and terminate in Kern County, California. The 2003 Expansion Project began construction on August 6, 2002 and is expected to be completed and operational by May 1, 2003 at a total cost of approximately $1.2 billion. The pipeline will include 36- and 42-inch diameter pipe, most of which will be laid in the existing Kern River rights-of-way at a 25-foot offset from the existing pipeline, and new above ground facilities. Three segments along the rights-of-way, approximately 205 miles in Utah, Nevada and California, will not require additional pipeline but will instead be areas where the gas will be compressed and transported through the existing pipeline. The existing pipeline rights-of-way, compressor facilities and receipt/delivery facilities will all be utilized by the 2003 Expansion Project, streamlining the permitting, acquisition of rights-of-way and ultimately the construction and operations of the 2003 Expansion Project.

The 2003 Expansion Project includes the construction of three new compressor stations and the installation of additional compression and other modifications at six existing facilities. When completed, the Kern River system will have a summer day design capacity of approximately 1.73 Bcf per day, an increase of approximately 886 mmcf per day.

6. INVESTMENT IN CE GENERATION

Since the sale of 50% of its interests in CE Generation on March 3, 1999, the Company has accounted for CE Generation as an equity investment. The equity investment in CE Generation at December 31, 2002 and 2001 was approximately $244.9 million and $233.6 million, respectively. The following is summarized financial information for CE Generation as of and for the years ended December 31 (in thousands):

                                                 2002        2001        2000
                                              ----------  ----------  --------

Revenue ....................................  $  510,082  $  565,838  $510,796
Income before cumulative effect of change in
  accounting principle .....................      58,314      74,194    73,535
Net income .................................      58,314      58,808    73,535

Current assets .............................     202,490     211,635
Total assets ...............................   1,865,036   1,932,119
Current liabilities ........................     150,165     155,808
Long-term debt, including current portion ..   1,011,220   1,096,256

7. OTHER INVESTMENTS

Williams' Company Preferred Stock
---------------------------------

On March 27, 2002, a newly formed subsidiary of the Company, MEHC Investments Inc., invested $275.0 million in Williams in exchange for shares of 9 7/8% cumulative convertible preferred stock of Williams. Dividends on the Williams' preferred stock are scheduled to be received quarterly, which commenced July 1, 2002. This investment is accounted for under the cost method. Since the date of this investment, there have been public announcements that Williams' financial condition has deteriorated as a result of, among other factors, reduced liquidity. The Company has not recorded an impairment on this investment as of December 31, 2002, and is monitoring the situation.

Investments in Debt and Equity Securities
-----------------------------------------

Substantially all of the Company's investments in debt and equity securities relate to its Quad Cities Station decommissioning trust. The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities comprise the following at December 31 (in thousands):

                                                        2002
                                    --------------------------------------------
                                    AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                       COST      GAINS      LOSSES       VALUE
                                    ---------  ----------  ----------   --------
Available-for-sale:
  Equity securities .............    $ 56,265    $16,373    $(1,313)    $ 71,325
  Municipal bonds ...............      30,915        918       (263)      31,570
  U. S. Government securities ...      18,511        183       (119)      18,575
  Corporate securities ..........      25,258      1,152        (80)      26,330
  Cash equivalents ..............      12,718       --         --         12,718
                                     --------    -------    -------     --------
    Total available-for-sale ....    $143,667    $18,626    $(1,775)    $160,518
                                     ========    =======    =======     ========

HELD-TO-MATURITY:
  Debt securities ...............    $  2,070    $  --      $  --       $  2,070
  U.S. Treasury Strips ..........       1,485        208       --          1,693
  Agency obligations ............         216        111       --            327
                                     --------    -------    -------     --------
    Total held-to-maturity ......    $  3,771    $   319    $  --       $  4,090
                                     ========    =======    =======     ========

                                                        2001
                                   ---------------------------------------------
                                    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                      COST        GAINS      LOSSES      VALUE
                                   ----------  ----------  ----------  ---------
Available-for-sale:
  Equity securities .............    $ 53,663    $24,444    $(3,144)    $ 74,963
  Municipal bonds ...............      27,842      1,315        (92)      29,065
  U. S. Government securities ...      26,725      1,910        (19)      28,616
  Corporate securities ..........      18,682        812        (23)      19,471
  Cash equivalents ..............       7,120       --         --          7,120
                                     --------    -------    -------     --------
    Total available-for-sale ....    $134,032    $28,481    $(3,278)    $159,235
                                     ========    =======    =======     ========

HELD-TO-MATURITY:
  Debt securities ...............    $  2,074    $  --      $  --       $  2,074
  U.S. Treasury Strips ..........       1,090         85       --          1,175
  Agency obligations ............         611       --          (22)         589
                                     --------    -------    -------     --------
    Total held-to-maturity ......    $  3,775    $    85    $   (22)    $  3,838
                                     ========    =======    =======     ========

At December 31, 2002, the debt securities held by the Company had the following maturities (in thousands):

                                AVAILABLE FOR SALE    HELD TO MATURITY
                                -------------------  ------------------
                                AMORTIZED    FAIR    AMORTIZED   FAIR
                                   COST      VALUE     COST     VALUE
                                ---------   -------  ---------  -------

         Within 1 year ......    $ 7,224    $ 7,384    $2,070    $2,070
         1 through 5 years ..     25,143     25,994       479       664
         5 through 10 years .     14,190     14,574     1,222     1,356
         Over 10 years ......     27,621     28,020      --        --

The proceeds and gross realized gains and losses on the disposition of available-for-sale and held-to-maturity investments are shown in the following table (in thousands). Realized gains and losses are determined by specific identification.

                                                                    MEHC
                                                                (PREDECESSOR)
                             YEAR ENDED        MARCH 14, 2000  JANUARY 1, 2000
                             DECEMBER 31,         THROUGH         THROUGH
                           2002      2001   DECEMBER 31, 2000  MARCH 13, 2000
                         --------  -------  -----------------  ---------------

Proceeds from sales      $151,394  $68,333        $93,531         $ 22,588
Gross realized gains        7,099    2,676          6,464            1,560
Gross realized losses      (7,792)  (7,314)       (10,585)          (2,556)


8.  SHORT-TERM DEBT

Short-term debt comprises the following at December 31 (in thousands):

                                                    2002       2001
                                                    -------   --------
         Short-term debt:
         Corporate revolving credit facility ....   $  --     $153,500
         MidAmerican Energy short-term debt .....    55,000     91,780
         HomeServices revolving credit facilities    24,750      9,000
         Other ..................................        32      1,732
                                                    -------   --------
         Total short-term debt ..................   $79,782   $256,012
                                                    =======   ========

Corporate Revolving Credit Facilities
-------------------------------------

The Company has a $400.0 million revolving credit facility which expires in June 2003. The facility is unsecured and available to fund working capital requirements and other corporate requirements. The facility carries a variable interest rate based on LIBOR and ranged from 2.625% to 2.8625% in 2002. No borrowings were outstanding at December 31, 2002. The Company plans to renew the facility in June 2003.

MidAmerican Energy Short-Term Debt
----------------------------------

As of December 31, 2002, MidAmerican Energy had in place a $370.4 million revolving credit facility that supports its $250.0 million commercial paper program and its variable rate pollution control revenue obligations. In addition, MidAmerican Energy has a $5.0 million line of credit. As of December 31, 2002, commercial paper and bank notes totaled $55.0 million for MidAmerican Energy. MHC Inc., an indirect wholly owned subsidiary of the Company, has a $4.0 million line of credit under which no borrowings were outstanding at December 31, 2002. The commercial paper, bank notes and outstanding line of credit have a weighted average interest rate of 1.29% at December 31, 2002.

HomeServices Revolving Credit Facilities
----------------------------------------

Upon the expiration of its $65.0 million senior secured revolving credit facility in November 2002, HomeServices entered into a new $125.0 million senior secured revolving credit agreement. The new revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of HomeServices. Amounts outstanding under this revolving credit facility bear interest, at HomeServices' option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.25%, which varies based on HomeServices' cash flow leverage ratio (1.25% at December 31, 2002). As of December 31, 2002, the outstanding balance of $24.8 million had a weighted average interest rate of 2.6661%.

9.  PARENT COMPANY DEBT

Parent company debt is unsecured senior obligations of the Company and comprises the following at December 31 (in thousands):

                                                     2002           2001
                                                 -----------    -----------
   Parent company debt:
     6.96% Senior Notes, due 2003 ............   $   215,000    $   215,000
     7.23% Senior Notes, due 2005 ............       260,000        260,000
     4.625% Senior Notes, due 2007 ...........       200,000           --
     7.63% Senior Notes, due 2007 ............       350,000        350,000
     7.52% Senior Notes, due 2008 ............       450,000        450,000
     7.52% Senior Notes, due 2008 (Series B) .       101,481        101,680
     5.875% Senior Notes, due 2012 ...........       500,000           --
     8.48% Senior Notes, due 2028 ............       475,000        475,000
     Fair value adjustments and other ........       (12,025)       (17,182)
                                                 -----------    -----------
       Total parent company debt .............     2,539,456      1,834,498
         Less current portion ................      (215,000)          --
                                                 -----------    -----------
       Total long-term parent company debt ...   $ 2,324,456    $ 1,834,498
                                                 ===========    ===========

Interest on the 7.63% Senior Notes is payable semiannually on April 15 and October 15 of each year. Interest on the 4.625% Senior Notes and the 5.875% Senior Notes is payable semiannually on January 31 and July 31 of each year. Interest on the remaining parent company debt is payable semiannually on March 15 and September 15 of each year.

10.  SUBSIDIARY AND PROJECT LOANS

Each of the Company's direct and indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of the Company or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof.

Project loans held by subsidiaries and projects comprise the following at December 31 (in thousands):

                                                        2002           2001
                                                     -----------    -----------
Subsidiary and project loans:
  MidAmerican Funding Senior Notes and Bonds .....   $   700,000    $   700,000
  MidAmerican Energy Mortgage Bonds ..............       340,570        340,570
  MidAmerican Energy Pollution Control Bonds .....       155,745        157,185
  MidAmerican Energy Notes .......................       560,000        322,240
  MidAmerican Capital Notes ......................          --           23,333
  Northern Electric Eurobonds ....................       322,811        291,643
  CE Electric UK Senior Notes and Sterling Bonds .       677,642        646,500
  Yorkshire ......................................     1,573,136      1,491,597
  CE Gas Loan ....................................          --           70,180
  Kern River Senior Notes ........................       488,000           --
  Kern River Construction Financing Facility .....       789,916           --
  Northern Natural Gas Senior Notes ..............       799,406           --
  Cordova Funding Senior Secured Bonds ...........       223,763        225,000
  Salton Sea Funding Corporation Series F Bonds ..       137,789        139,896
  Casecnan Notes and Bonds .......................       287,925        320,138
  Philippine Term Loans ..........................       244,961        313,221
  HomeServices Senior Notes and Other ............        39,031         36,780
  Other, including fair value adjustments ........        (8,395)        (6,292)
                                                     -----------    -----------
    Total subsidiary and project loans ...........     7,332,300      5,071,991
      Less current portion .......................      (255,213)      (317,180)
                                                     -----------    -----------
    Total long-term subsidiary and project loans .   $ 7,077,087    $ 4,754,811
                                                     ===========    ===========

MidAmerican Funding Senior Notes and Bonds
------------------------------------------

On March 11, 1999, MidAmerican Funding, a wholly owned subsidiary of the Company, issued $200.0 million of 5.85% Senior Secured Notes due in 2001, $175.0 million of 6.339% Senior Secured Notes due in 2009, and $325.0 million of 6.927% Senior Secured Bonds due in 2029. The proceeds from the offering were used to complete the MidAmerican acquisition in 1999.

On March 1, 2001 MidAmerican Funding retired $200.0 million of 5.85% Senior Secured Notes due 2001. On March 19, 2001 MidAmerican Funding issued $200 million of 6.75% Senior Secured Notes due March 1, 2011.

MidAmerican Funding uses distributions that it receives from its subsidiaries to make payments on the Senior Notes and Bonds. These subsidiaries must make payments on their own indebtedness before making distributions to MidAmerican Funding. The distributions are also subject to utility regulatory restrictions agreed to by MidAmerican Energy in March 1999 whereby it committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican
Funding must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Funding. MidAmerican Funding is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Funding.

MidAmerican Energy Mortgage Bonds, Pollution Control Bonds and Notes
--------------------------------------------------------------------

The components of MidAmerican Energy's Mortgage Bonds, Pollution Control Bonds and Notes comprise the following at December 31 (in thousands):

                                                           2002       2001
                                                         --------   --------
    Mortgage bonds:
    7.125% Series, due 2003 ..........................   $100,000   $100,000
    7.70% Series, due 2004 ...........................     55,630     55,630
    7% Series, due 2005 ..............................     90,500     90,500
    7.375% Series, due 2008 ..........................     75,000     75,000
    7.45% Series, due 2023 ...........................      6,940      6,940
    6.95% Series, due 2025 ...........................     12,500     12,500
                                                         --------   --------
    Total mortgage bonds .............................   $340,570   $340,570
                                                         ========   ========

    Pollution control revenue obligations:
    5.75% Series, due periodically through 2003 ......   $  4,320   $  5,760
    5.95% Series, due 2023 ...........................     29,030     29,030
    6.7% Series, due 2003 ............................      1,000      1,000
    6.1% Series, due 2007 ............................      1,000      1,000
    Variable rate series:
    Due 2016 and 2017, 1.64% and 1.77% respectively ..     37,600     37,600
    Due 2023 (secured by general mortgage bond, 1.64%
    and 1.77%, respectively ..........................     28,295     28,295
    Due 2023, 1.64% and 1.77%, respectively ..........      6,850      6,850
    Due 2024, 1.64% and 1.77%, respectively ..........     34,900     34,900
    Due 2025, 1.64% and 1.77%, respectively ..........     12,750     12,750
                                                         --------   --------
    Total pollution control revenue obligations ......   $155,745   $157,185
                                                         ========   ========

    Notes:
    8.75% Series, due 2002 ...........................   $   --     $    240
    7.375% Series, due 2002 ..........................       --      162,000
    6.75% Series, due 2031 ...........................    400,000       --
    6.375% Series, due 2006 ..........................    160,000    160,000
                                                         --------   --------
    Total notes ......................................   $560,000   $322,240
                                                         ========   ========

On February 8, 2002, MidAmerican Energy issued $400 million of 6.75% notes due in 2031. The proceeds were used to refinance existing debt and preferred securities and for other corporate purposes. On March 11, 2002, MidAmerican Energy redeemed its MidAmerican Energy-obligated mandatorily redeemable preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

CE Electric UK, Northern Electric and Yorkshire Electric Eurobonds, Senior Notes
--------------------------------------------------------------------------------
and Sterling Bonds
------------------

                                                         2002         2001
                                                      ----------   ----------
     Eurobonds:
     8.625% Bearer bonds, due 2005 ................   $  161,469   $  145,879
     8.875% Bearer bonds, due 2020 ................      161,342      145,764
                                                      ----------   ----------
     Total eurobonds ..............................   $  322,811   $  291,643
                                                      ==========   ==========

     Senior Notes and Sterling Bonds:
     6.853% Senior Notes, due 2004 ................   $  124,590   $  124,613
     6.995% Senior Notes, due 2007 ................      236,223      235,937
     7.25% Sterling Bonds, due 2022 ...............      316,829      285,950
                                                      ----------   ----------
     Total senior notes and sterling bonds ........   $  677,642   $  646,500
                                                      ==========   ==========

     Yorkshire:
     9.25% Eurobonds, due 2020 ....................   $  421,896   $  383,576
     7.25% Eurobonds, due 2028 ....................      342,539      311,427
     Variable Rate Reset Trust Securities, due 2020
       (5.04% at December 31, 2002) ...............      258,821      235,313
     8.08% Trust Securities, due 2038 .............      249,695      261,082
     6.496% Yankee Bonds, due 2008 ................      300,185      300,199
                                                      ----------   ----------
     Total Yorkshire Electric debt ................   $1,573,136   $1,491,597
                                                      ==========   ==========

The CE Electric UK Senior Notes and Sterling Bonds prohibit distributions to any of its stockholders unless certain financial ratios are met by CE Electric UK or the long-term debt rating is above a prescribed level.

The Yorkshire Electric Debt prohibits distributions to any of its stockholders unless certain financial ratios are met by Yorkshire or the long-term debt rating is above a prescribed level.

On February 15, 2005, the Yorkshire Variable Rate Reset Trust Securities may be remarketed by the underwriter at a fixed rate of interest through the maturity date or, at a floating rate of interest for up to one year and then at fixed rate of interest through 2020, or redeemed by Yorkshire.

Kern River Senior Notes and Construction Financing Facility
-----------------------------------------------------------

On August 13, 2001, Kern River issued $510.0 million in debt securities. The offering was in the form of $510.0 million of 15-year amortizing Senior Notes bearing a fixed rate of interest of 6.676%. For the Senior Notes, $405.0 million will be amortized through June 2016, with a final payment of $105.0 million to be made on July 31, 2016. As of December 31, 2002, the balance of the Kern River Senior Notes was $488.0.

On July 17, 2002, Kern River received approval from the FERC to construct, own and operate the 2003 Expansion Project. The estimated cost of the expansion is approximately $1.2 billion and is being be financed with approximately 70% debt and 30% equity, consistent with Kern River's original capital structure, the application for the FERC approval described above and the limitations contained in the indenture for Kern River`s existing senior notes.

Construction is being initially funded with the proceeds of the $875.0 million credit facility entered into by Kern River on June 21, 2002, for approximately 70% of the projected capitalized costs of the 2003 Expansion Project. The remaining approximately 30% of the capitalized costs of the 2003 Expansion Project is being funded with equity from the Company. As of December 31, 2002, the balance of the Kern River construction financing facility was $789.9 million.

Northern Natural Gas Senior Notes
---------------------------------

The components of Northern Natural Gas' Senior Notes comprise the following at December 31 (in thousands):

                                                          2002
                                                        ---------
             6.875% Senior Notes, due 2005 ..........   $ 100,000
             6.75% Senior Notes, due 2008 ...........     150,000
             7.00% Senior Notes, due 2011 ...........     250,000
             5.375% Senior Notes, due 2012 ..........     300,000
             Unamortized debt discount ..............        (594)
                                                        ---------
             Total Senior Notes .....................   $ 799,406
                                                        =========

Cordova Funding Senior Secured Bonds
------------------------------------

         On September 10, 1999, Cordova Funding Corporation ("Cordova Funding"), a wholly owned subsidiary of the Company, closed the $225.0 million aggregate principal amount financing for the construction of the Cordova Project. The proceeds were loaned to Cordova Energy and comprise the following at December 31 (in thousands):

                                                     2002       2001
                                                   --------   --------
         8.64% Senior Secured Bonds, due 2019 ..   $ 93,001   $ 93,515
         8.79% Senior Secured Bonds, due 2019 ..     31,137     31,309
         9.07% Senior Secured Bonds, due 2019 ..     29,139     29,300
         8.48% Senior Secured Bonds, due 2019 ..     12,685     12,755
         8.82% Senior Secured Bonds, due 2019 ..     57,801     58,121
                                                   --------   --------
         Total Senior Secured Bonds ............   $223,763   $225,000
                                                   ========   ========

MEHC has guaranteed a specified portion of the final scheduled principal payment on December 15, 2019 on the Cordova Funding Senior Secured Bonds in an amount up to a maximum of $37.0 million. MEHC also provides a debt service reserve guarantee in an amount equal to the principal, premium, if any, and interest payment due on the bonds on the next scheduled payment date which was equal to $14.3 million at December 31, 2002.

Salton Sea Funding Corporation Series F Bonds
---------------------------------------------

Salton Sea Funding Corporation, an indirect wholly owned subsidiary of CE Generation, had a debt balance of $491.7 million at December 31, 2002. Minerals is one of several guarantors of the Salton Sea Funding Corporation's debt. As a result of a note allocation agreement, Minerals is primarily responsible for $137.8 million of the 7.475% Senior Secured Series F Bonds due November 30, 2018. MEHC has guaranteed a specified portion of the scheduled debt service on the Series F Bonds equal to this current principal amount of $137.8 million and associated interest.

Casecnan Notes and Bonds
------------------------

On November 27, 1995, CE Casecnan Ltd. ("CE Casecnan") issued $371.5 million of notes and bonds to finance the construction of the Casecnan Project. The Casecnan notes and bonds comprise the following at December 31 (in thousands):

                                                               2002       2001
                                                             --------   --------
Casecnan notes and bonds:
Senior Secured Floating Rate Notes (FRNs), due in 2002 ...   $   --     $ 23,638
11.45% Senior Secured Series A Notes, due in 2005 ........    125,000    125,000
11.95% Senior Secured Series B Bonds, due in 2010 ........    162,925    171,500
                                                             --------   --------
Total Casecnan notes and bonds ...........................   $287,925   $320,138
                                                             ========   ========

The Casecnan Notes and Bonds are subject to redemption at the Company's option as provided in the Trust Indenture. The Casecnan Notes and Bonds are also subject to mandatory redemption based on certain conditions.

Philippine Term Loans
---------------------

The Export-Import Bank of the United States ("Ex-Im Bank") provided term loan financing for the Company's Mahanagdong geothermal power project of $92.8 million at a fixed rate of 6.92%. The Overseas Private Investment Corporation ("OPIC") is providing term loan financing of $20.6 million at a fixed interest rate of 7.6%. The loans have scheduled repayments through June 2007.

OPIC provided term loan financing for the Company's Malitbog geothermal power project of $22.7 million that was fixed at an interest rate of 9.176%. A syndicate of international commercial banks is providing term loan financing of $40.9 million at a variable interest rate based on LIBOR (3.84% at December 31, 2002). The loans have scheduled repayments through June 2005.

Ex-Im provided term loan financing for the Company's Upper Mahiao geothermal power project of $63.1 million at a fixed interest rate of 5.95%. United Coconut Planters Bank of the Philippines is providing term loan financing of $5.0 million at a variable interest rate based on LIBOR (4.42% at December 31, 2002). The loans have scheduled repayments through June 2006.

The Philippine term loans comprise the following at December 31 (in thousands):

                                                             2002       2001
                                                           --------   --------
Philippine term loans:
Mahanagdong Project 7.60% Term Loan, due 2007 ..........   $ 20,571   $ 25,143
Mahanagdong Project 6.92% Term Loan, due 2007 ..........     92,766    113,381
Malitbog Project Variable Rate Term Loan, due 2005
3.84% and 4.295%, respectively .........................     40,890     55,402
Malitbog Project 9.176% Term Loan, due 2006 ............     22,677     30,725
Upper Mahiao Project Variable Rate Term Loan, due 2003
4.42% and 5.130%, respectively .........................      5,000      6,111
Upper Mahiao Project 5.95% Term Loan, due 2006 .........     63,057     82,459
                                                           --------   --------
Total Philippine term loans ............................   $244,961   $313,221
                                                           ========   ========

HomeServices Senior Notes and Other
-----------------------------------

In November 1998, HomeServices issued $35.0 million of 7.12% fixed-rate private placement senior notes due in annual increments of $5.0 million beginning in 2004. As of December 31, 2002, the balance of the HomeServices Senior Notes was $35.0 million.

In addition to the senior notes, HomeServices' has outstanding notes, with varying interest rates, totaling $4.0 million at December 31, 2002.

Annual Repayments of Debt
-------------------------

The annual repayments of debt for the years beginning January 1, 2003 and thereafter are as follows (in thousands):

                                                      2003      2004      2005      2006      2007    THEREAFTER       TOTAL
                                                    --------  --------  --------  --------  --------  -----------   -----------
Parent, Subsidiary and Project loans:
  Parent Company Debt ............................  $215,000  $   --    $260,000  $   --    $550,000  $ 1,514,456   $ 2,539,456
  MidAmerican Funding Senior Notes and Bonds .....      --        --        --        --        --        700,000       700,000
  MidAmerican Energy Mortgage Bonds ..............   100,000    55,630    90,500      --        --         94,440       340,570
  MidAmerican Energy Pollution Control Bonds .....     5,727      --        --        --       1,000      149,018       155,745
  MidAmerican Energy Notes .......................      --        --        --     160,000      --        400,000       560,000
  Northern  Electric Eurobonds ...................      --        --     161,469      --        --        161,342       322,811
  CE Electric UK Senior Notes and Sterling Bonds .      --     124,590      --        --     236,223      316,829       677,642
  Yorkshire ......................................      --        --        --        --        --      1,573,136     1,573,136
  Kern River Senior Notes ........................    24,000    25,000    26,000    26,000    26,000      361,000       488,000
  Kern River Construction Financing Facility .....      --        --        --        --        --        789,916       789,916
  Northern Natural Gas Senior Notes ..............      --        --     100,000      --        --        699,406       799,406
  Cordova Funding Senior Secured Bonds ...........     9,000     8,100     7,875     4,500     4,162      190,126       223,763
  Salton Sea Funding Corporation Series F Bonds ..     1,405     1,757     1,756     1,827     1,055      129,989       137,789
  Casecnan Notes and Bonds .......................    41,468    49,360    54,752    36,015    37,730       68,600       287,925
  Philippine Term Loans ..........................    72,148    67,148    63,034    30,037    12,594         --         244,961
  HomeServices Senior Notes and Other ............     1,465     5,133     5,048     5,036     5,024       17,325        39,031
  Other, including fair value adjustments ........      --        --        --        --        --         (8,395)       (8,395)
                                                    --------  --------  --------  --------  --------  -----------   -----------
    Total parent, subsidiary and project loans ...  $470,213  $336,718  $770,434  $263,415  $873,788  $ 7,157,188   $ 9,871,756
                                                    ========  ========  ========  ========  ========  ===========   ===========

Fair Value
----------

At December 31, 2002, the Company had fixed-rate long-term debt, Company-obligated mandatorily redeemable preferred securities of subsidiary trusts, and subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts of $11,683.2 million in principal amount and having a fair value of $12,188.8 million. In addition, at December 31, 2002, the Company had floating-rate obligations of $425.1 million that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates.

11. INCOME TAXES

Provision for income taxes was comprised of the following (in thousands):

                                                                    MEHC
                            YEAR ENDED                          (PREDECESSOR)
                            DECEMBER 31,      MARCH 14, 2000    JANUARY 1, 2000
                    -----------------------     THROUGH           THROUGH
                      2002           2001    DECEMBER 31, 2000  MARCH 13, 2000
                    ---------     ---------  -----------------  ---------------

    Current:
      Federal ..    $  46,714     $  51,025       $ 17,387        $  9,147
      State ....       14,516         2,669         10,527          (1,886)
      Foreign ..       54,586        43,450         40,823          16,012
                    ---------     ---------       --------        --------
                      115,816        97,144         68,737          23,273
                    ---------     ---------       --------        --------
    Deferred:
      Federal ..    $  (7,073)    $ (14,004)      $(32,469)       $  1,854
      State ....       (9,675)         (342)        (1,933)            834
      Foreign ..          520       167,266         18,942           5,047
                    ---------     ---------       --------        --------
                      (16,228)      152,920        (15,460)          7,735
                    ---------     ---------       --------        --------
        Total ..    $  99,588     $ 250,064       $ 53,277        $ 31,008
                    =========     =========       ========        ========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                                                       MEHC
                                               YEAR ENDED                          (PREDECESSOR)
                                               DECEMBER 31,       MARCH 14, 2000     JANUARY 1, 2000
                                              --------------         THROUGH           THROUGH
                                              2002      2001     DECEMBER 31, 2000  MARCH 13, 2000
                                              ----      ----     -----------------  ----------------

Federal statutory rate .................      35.0%     35.0%           35.0%            35.0%
Investment and energy tax credits ......      (0.7)     (1.0)           (2.3)            (0.7)
State taxes, net of federal tax effect .       1.2       3.2             2.6             (0.8)
Goodwill amortization ..................       --        5.9            12.1              5.9
Dividends on preferred
  securities of subsidiary trusts ......      (8.1)     (6.1)          (11.1)            (2.8)
Tax effect of foreign income ...........      (4.8)     (2.5)           (5.8)            (5.0)
Non-recurring items on CE Electric UK,
  net of tax effect of foreign income ..      (8.1)     19.2             --               --
Dividends received deduction ...........      (1.8)     (2.6)           (6.8)            (1.0)
Other items, net .......................       2.8      (1.5)            0.6              3.4
                                              ----      ----            ----             ----
Effective tax rate .....................      15.5%     49.6%           24.3%            34.0%
                                              ====      ====            ====             ====

Deferred tax liabilities (assets) comprise the following at December 31 (in thousands):

                                                        2002           2001
                                                     -----------    -----------

Properties, plants and equipment, net ............   $ 1,325,228    $ 1,133,286
Income taxes recoverable through future rates ....       159,411        185,222
Employee benefits ................................        65,537         68,514
Reacquired debt ..................................         4,914          7,544
Fuel cost recoveries .............................          --           20,272
Other ............................................           121           --
                                                     -----------    -----------
                                                       1,555,211      1,414,838
                                                     -----------    -----------

Minimum pension liability adjustment .............      (140,854)        (5,147)
Revenue sharing accruals .........................       (48,861)       (24,769)
Accruals not currently deductible for tax purposes       (59,083)       (47,287)
Nuclear reserve and decommissioning ..............       (28,411)       (17,898)
Deferred income ..................................       (21,733)       (24,732)
Fuel cost recoveries .............................        (9,558)          --
NOL and credit carryforwards .....................        (8,290)        (5,567)
Other ............................................          --           (5,170)
                                                     -----------    -----------
                                                        (316,790)      (130,570)
                                                     -----------    -----------
  Net deferred income taxes ......................   $ 1,238,421    $ 1,284,268
                                                     ===========    ===========

12. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

The Company has organized special purpose Delaware business trusts (collectively, the "Trusts") pursuant to their respective amended and restated declarations of trusts (collectively, the "Declarations"). The Company, through these Trusts, issued Company-obligated mandatorily redeemable preferred securities (collectively, the "Trust Securities") as follows (in thousands):

                                                                           2002         2001
                                                                       -----------    ---------
CalEnergy Capital Trust II - 6.25% preferred securities, due 2012 ..   $   155,538    $ 155,584
CalEnergy Capital Trust III - 6.5% preferred securities, due 2027 ..       269,980      269,984
MidAmerican Capital Trust I - 11% preferred securities, due 2010 ...       454,772      454,772
MidAmerican Capital Trust II - 11% preferred securities, due 2012 ..       323,000         --
MidAmerican Capital Trust III - 11% preferred securities, due 2012 .       950,000         --
Fair value adjustment ..............................................       (89,878)     (92,189)
                                                                       -----------    ---------
Total Company-Obligated Mandatorily Redeemable Preferred Securities
  of Subsidiary Trusts .............................................   $ 2,063,412    $ 788,151
                                                                       ===========    =========

The Company owns all of the common securities of the Trusts. The Trust Securities have a liquidation preference of $50 each and represent undivided beneficial ownership interests in each of the Trusts. The assets of the Trusts consist solely of the Company's Subordinated Debentures (collectively, the "Junior Debentures") issued pursuant to their respective indentures. The indentures include agreements by the Company to pay expenses and obligations incurred by the Trusts.

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

13. SUBSIDIARY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

On March 11, 2002, MidAmerican Energy redeemed all $100.0 million of its 7.98% MidAmerican-obligated preferred securities of subsidiary trust at 100% of the principal amount plus accrued interest.

14. PREFERRED SECURITIES OF SUBSIDIARIES

During 2002, MidAmerican Energy redeemed all $26.7 million of its $7.80 Series Preferred Shares.

The total outstanding cumulative preferred securities of MidAmerican Energy not subject to mandatory redemption requirements may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, total $32.6 million. The aggregate total the holders of all preferred securities outstanding at December 31, 2002, are entitled to upon involuntary bankruptcy is $31.8 million plus accrued dividends. Annual dividend requirements for all preferred securities outstanding at December 31, 2002, total $1.3 million.

The total outstanding 8.061% cumulative preferred securities of CE Electric UK, which are redeemable in the event of the revocation by the Secretary of State of the Company's Public Electricity Supply License, was $56.0 million as of December 31, 2002 and 2001.

15. CONVERTIBLE PREFERRED STOCK

In connection with the Kern River acquisition and the purchase of $275.0 million of Williams' preferred stock, the Company issued 6.7 million shares of no par, zero-coupon convertible preferred stock valued at $402.0 million. In connection with the Teton Transaction, the Company issued 34.6 million shares of no par, zero coupon convertible preferred stock valued at $1,211.4 million. Each share of preferred stock is convertible at the option of the holder into one share of the Company's common stock subject to certain adjustments as described in the Company's Amended and Restated Articles of Incorporation.

16. STOCK OPTIONS

The Company had various stock option plans under which shares were reserved for grant as incentive or non-qualified stock options, as determined by the Board of Directors. The plans allowed options to be granted at 85% of their fair market value of the common stock at the date of grant. Generally, options were issued at 100% of fair market value of the common stock at the date of grant. Options remaining subsequent to the Teton Transaction became exercisable over a period of two to five years and expired if not exercised within ten years from the date of grant or, in some instances, a lesser term.

As a result of the Teton Transaction, the majority of the options were cashed out at $35.05 per share. The remaining options of 2,145,000 were reissued under the new MEHC and an additional 703,329 options were issued. The old options are fully vested and the additional options vest monthly over three years. The options are exercisable until the end of the term on March 14, 2008 at exercise prices ranging from $15.94 to $35.05 per share.

On March 6, 2002, the Company purchased stock options from Mr. David L. Sokol, its Chairman and Chief Executive Officer. The options purchased had exercise prices ranging from $18.50 to $29.01. The Company paid Mr. Sokol an aggregate amount of $27.1 million, which is equal to the difference between the option exercise prices and an agreed upon per share value.

17. ACCOUNTING FOR DERIVATIVES

MidAmerican Energy
------------------

Commodity Price Risk

Under the current regulatory framework, MidAmerican Energy is allowed to recover in revenue the cost of gas sold from all of its regulated gas customers through a purchased gas adjustment clause. Because the majority of MidAmerican Energy's firm natural gas supply contracts contain pricing provisions based on a daily or monthly market index, MidAmerican Energy's regulated gas customers, although ensured of the availability of gas supplies, retain the risk associated with market price volatility.

MidAmerican Energy uses natural gas futures, options and over-the-counter agreements to mitigate a portion of the market risk retained by its regulated gas customers through the purchased gas adjustment clause. These financial derivative instruments are identified and recorded as hedge transactions. The net amounts exchanged or accrued under swap agreements and the realized gains or losses on futures and options contracts are included in cost of sales and recovered in revenue from regulated gas customers.

MidAmerican Energy also derives revenue from nonregulated sales of natural gas. Pricing provisions are individually negotiated with these customers and may include fixed prices, prices based on a daily or monthly market index or prices based on MidAmerican Energy's actual costs. MidAmerican Energy enters into natural gas futures, options and swap agreements to offset the financial impact of variations in natural gas commodity prices for physical delivery to nonregulated customers. These financial derivative activities are also recorded as hedge accounting transactions.

MidAmerican Energy is exposed to variations in the price of fuel for generation and the price of purchased power in its Iowa jurisdiction, which comprises approximately 89% of 2002 electric operating revenues. Fuel price risk is mitigated through forward contracts. Under typical operating conditions, MidAmerican Energy has sufficient generation to supply its regulated retail electric needs. A loss of such generation at a time of high market prices could subject MidAmerican Energy to losses on its energy sales. MidAmerican Energy uses electricity forward contracts to hedge anticipated sales of excess wholesale electric power.

Derivative instruments are used for two types of hedges. Hedges that offset the variability in earnings and cash flows related to firm commitments are referred to as fair value hedges. Gains and losses on fair value hedges are recognized in income as either operating revenues or cost of sales, depending upon the nature of the item being hedged. Purchase and sales commitments hedged by fair value hedges are recorded at fair value, with changes in their fair values recognized in income and substantially offsetting the impact of the hedges on earnings. For 2002, net pre-tax unrealized gains (losses), representing the ineffectiveness of fair value hedges, were immaterial.

Hedges that offset the variability in earnings and cash flows related to forecasted transactions are referred to as cash flow hedges. The effective portion of unrealized gains and losses on cash flow hedges is recorded in other comprehensive income, net of associated deferred income taxes. Any ineffective portion of unrealized gains and losses on cash flow hedges is recognized in income as operating revenues or a cost of sales, depending upon the nature of the item being hedged. Only hedges that are highly effective in offsetting the risk of variability in future cash flows are accounted for in this manner. Forecasted transactions include purchases of gas for resale to regulated and nonregulated customers, purchases of gas for storage, and purchases and sales of wholesale electric energy. When the associated hedged forecasted transaction occurs or if a hedging relationship is no longer appropriate, the unrealized gains and losses are reversed from other comprehensive income and recognized in net income. Realized gains on cash flow hedges are recognized in income as either operating revenues or cost of sales, depending upon the nature of the physical transaction being hedged.

For 2002, net pre-tax unrealized gains (losses) of $13,000 and $502,000, representing the ineffectiveness of cash flow hedges, are reflected in operating revenues and cost of sales, respectively, on the consolidated statements of operations. During the twelve months beginning January 1, 2003, it is anticipated that all of the after-tax, net unrealized gains on cash flow hedges presently recorded as accumulated other comprehensive income will be realized and recorded in earnings. MidAmerican Energy has hedged a portion of its exposure to the variability of cash flows for forecasted transactions through December 2003.

At December 31, 2002, MidAmerican Energy held derivative instruments used for the following hedging purposes with the following fair values (in thousands):

                                    Maturity   Maturity in
               Type                 in 2003      2004-06     Total
               ----                 --------   -----------   ------
             Regulated electric      $1,018      $ 112       $1,130
             Regulated gas ....       1,150       --          1,150
             Nonregulated gas .       2,027        (41)       1,986
                                     ------      -----       ------
                  Total .......      $4,195      $  71       $4,266
                                     ======      =====       ======

A $5.00 per MWh increase in the price of electricity would decrease the fair value of electric hedge instruments by $316,000. A $1.00 per MMBtu increase in the price of natural gas would increase the fair value of gas hedge instruments by $2.3 million.

Trading Risk

MidAmerican Energy uses natural gas and electricity derivative instruments and forward contracts for proprietary trading purposes under strict guidelines outlined by senior management. Derivative instruments held for trading purposes are recorded at fair value and any unrealized gains or losses are reported in earnings.

MidAmerican Energy uses value at risk, or VaR calculations to measure and control its exposure to market risk sensitive instruments. VaR is an estimate of the potential loss on a portfolio over a specified holding period, based on normal market conditions and within a given statistical confidence interval. MidAmerican Energy calculates VaR separately for its electric and gas proprietary trading activities based on a variance-covariance method using historical prices to estimate volatilities and correlations, a one-day holding period and a 95% level of confidence. MidAmerican Energy initiated its nonregulated proprietary electric trading activities in early 2002. Accordingly, the following summary of MidAmerican Energy's trading VaR profile for 2001 includes only gas trading data.

                                                 VaR (in $millions)
                                                 2002         2001
                                                 ----         ----
         At December 31......................    $0.3         $0.2
         High during year....................     0.5          0.3
         Low during year.....................     0.1          -
         Average during year.................     0.2          0.1

The fair value of MidAmerican Energy's proprietary trading activities at December 31, 2002 and the periods in which unrealized gains and losses are expected to be realized are as follows (in thousands):

                                   Maturity in   Maturity in
         Type                         2003         2004-06      Total
         ----                      -----------   -----------   -------
         Exchange prices .......     $ 4,683       $  71       $ 4,754
         Prices actively quoted.      (4,259)       (159)       (4,418)
         Prices based on models.         207         (14)          193
                                     -------       -----       -------
              Total ............     $   631       $(102)      $   529
                                     =======       =====       =======

CE Electric UK
--------------

Currency Exchange Rate Risk

CE Electric UK entered into certain currency rate swap agreements for the CE Electric UK Company Senior Notes with two large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $125.0 million of 6.853% Senior Notes, the agreements extend until maturity on December 30, 2004 and convert the U.S. dollar interest rate to a fixed Sterling rate of 7.744%. For the $237.0 million of 6.995% Senior Notes, the agreements extend until maturity on December 30, 2007 and convert the U.S. dollar interest rate to a fixed Sterling rate of 7.737%. The estimated fair value of these swap agreements at December 31, 2002 is approximately $24.5 million based on quotes from the counterparty to these instruments and represents the estimated amount that the Company would expect to receive if these agreements were terminated.

Yorkshire entered into certain currency rate swap agreements for the Trust Securities and the Yankee Bonds with five large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the 8.08% Trust Securities, the agreements extend until June 30, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 9.4758% to 9.715%. For the $300.0 million of 6.496% Yankee Bonds, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.345%. The estimated fair value of these swap agreements at December 31, 2002 is approximately $(22.8) million based on quotes from the counterparty to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated.

A decrease of 10% in the December 31, 2002 rate of exchange of Sterling to dollars would increase the amount paid to the Company if these swap agreements were terminated by approximately $120.9 million.

Northern Natural Gas
--------------------

Commodity Price Risk

As of December 31, 2002, Northern Natural Gas had $52.0 million of obligations to deliver 12.2 Bcf of natural gas in 2003. The obligations are revalued based on market prices for natural gas, with changes in value included in the statement of operations. In 2002, Northern Natural Gas entered into natural gas commodity price swaps and index basis swaps to effectively fix the deferred obligation balance. These swaps have a net receivable balance of $3.4 million at December 31, 2002. The swaps are revalued based on market prices for natural gas, with changes in value included in the statement of operations. Therefore, any further changes in the market value of the deferred obligations are expected to be offset by a corresponding change in the opposite direction in the market value of the swaps. However, at December 31, 2002, Northern Natural Gas had a $10.4 million receivable position with a third party energy marketer relating to these swaps. Since the date of entering into these swaps, there have been public announcements that this third party's financial condition has deteriorated as a result of, among other factors, reduced liquidity. This receivable would increase by approximately $12.2 million if the price curve of natural gas were to increase by $1.00 per MMBtu from levels at December 31, 2002. The Company has not recorded an allowance on this receivable as of December 31, 2002, and is monitoring the situation.

18. REGULATORY MATTERS

MidAmerican Energy
------------------

Under a settlement agreement approved by the IUB on December 21, 2001, MidAmerican Energy's Iowa retail electric rates in effect on December 31, 2000, are effectively frozen through December 31, 2005. In approving that settlement, the IUB specifically allows the filing of electric rate design and/or cost of service rate changes that are intended to keep overall company revenues unchanged but could result in changes to individual tariffs. Under the 2001 settlement agreement, an amount equal to 50% of revenues associated with Iowa retail electric returns on equity between 12% and 14%, and 83.33% of revenues associated with Iowa retail electric returns on equity above 14%, in each year is recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investments. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Interest expense is accrued on the portion of the regulatory liability related to prior years. Beginning in 2002, the liability is being relieved as it is credited against allowance for funds used during construction, or capitalized financing costs, associated with generating plant additions. As of December 31, 2002, the related liability reflected on the consolidated balance sheet totaled $102.9 million.

On March 20, 2003, MidAmerican Energy and the Iowa Office of Consumer Advocate agreed upon a settlement proposal in which the rate freeze described above would be extended through December 31, 2010. Under the settlement proposal, for calendar years 2006 through 2010, an amount equal to 40% of revenues associated with Iowa retail electric returns on equity between 11.75% and 13.0%; 50% of revenues associated with Iowa retail electric returns on equity between 13.0% and 14.0%; and 83.3% of revenues associated with Iowa retail electric returns on equity greater than 14.0% will be applied as a reduction to offset some of the capital costs on the Iowa portion of three generation projects. If Iowa retail electric returns on equity fall below 10% in any 12-month period after January 1, 2006, MidAmerican Energy has the ability to file for a general increase in rates under the proposed settlement. The proposed settlement requires enactment of Iowa legislation and is subject to approval by the IUB. The IUB is expected to rule on the proposal during the second half of 2003.

On March 15, 2002, MidAmerican Energy made a filing with the IUB requesting an increase in rates for its Iowa retail natural gas customers. On June 12, 2002, the IUB issued an order granting an interim rate increase of approximately $13.8 million annually, effective immediately and subject to refund with interest. On November 8, 2002, the IUB approved the proposed settlement agreement previously filed with it by MidAmerican Energy and the Iowa Office of Consumer Advocate. The settlement agreement provides for an increase in rates of $17.7 million annually for MidAmerican Energy's Iowa retail natural gas customers and effectively freezes such rates through November 2004. MidAmerican Energy implemented the new rates for usage beginning November 25, 2002.

CE Electric UK
--------------

Most revenue of each Distribution License Holder ("DLH") is controlled by a distribution price control formula. The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where the Retail Price Index ("RPI") reflects the average of the 12-month inflation rates recorded for each month in the previous July to December period. The distribution price control formula also reflects an adjustment factor ("Xd") which was established by the regulatory body, the Office of Gas and Electricity Markets ("Ofgem"), at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. This formula determines the maximum average price per unit of electricity distributed (in pence per kWh) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH's costs. During the lifetime of the price control, cost savings or additional costs have a direct impact on profit.

19. PENSION COMMITMENTS

Domestic Operations
-------------------

The Company has primarily noncontributory defined benefit pension plans covering substantially all domestic employees. Benefit obligations under the plans are based on participants' compensation, years of service and age at retirement. Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act.

The Company currently provides certain postretirement health care and life insurance benefits for retired employees. Under the plans, substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company. However, the Company retains the right to change these benefits anytime at its discretion.

The Company also maintains noncontributory, nonqualified supplemental executive retirement plans for active and retired participants.

Net periodic pension, supplemental retirement and postretirement benefit costs for domestic employees included the following components for the Company:

                                                                                               MEHC
                                                   YEAR ENDED                              (PREDECESSOR)
                                                   DECEMBER 31,        MARCH 14, 2000      JANUARY 1, 2000
                                              ----------------------      THROUGH             THROUGH
                                                2002          2001     DECEMBER 31, 2000   MARCH 13, 2000
                                              --------      --------   -----------------   ---------------
Pension Cost:
  Service cost ............................      $ 20,235       $ 18,114       $ 13,014       $ 3,242
  Interest cost ...........................        34,177         33,027         28,329         7,058
  Expected return on plan assets ..........       (38,213)       (36,326)       (38,532)       (9,600)
  Amortization of net transition obligation        (2,591)        (2,591)        (2,074)         (517)
  Amortization of prior service cost ......         2,729          2,729          2,310           575
  Amortization of prior year gain .........        (2,482)        (3,894)        (3,297)         (822)
  Regulatory expense ......................         6,639           --             --            --
                                                 --------       --------       --------       -------
    Net periodic pension cost (benefit) ...      $ 20,494       $ 11,059       $   (250)      $   (64)
                                                 ========       ========       ========       =======

                                                                                                MEHC
                                                   YEAR ENDED                              (PREDECESSOR)
                                                   DECEMBER 31,        MARCH 14, 2000      JANUARY 1, 2000
                                              ----------------------      THROUGH             THROUGH
                                                2002          2001     DECEMBER 31, 2000   MARCH 13, 2000
                                              --------      --------   -----------------   ---------------
Postretirement Cost:
  Service cost ............................      $  6,028       $  4,357       $  2,089       $   520
  Interest cost ...........................        13,928         10,418          6,688         1,666
  Expected return on plan assets ..........        (4,880)        (4,032)        (3,947)         (984)
  Amortization of net transition obligation         4,110          4,110          3,290           820
  Amortization of prior service cost ......           425            425            340            85
  Amortization of prior year (gain) loss ..         2,385            332           (699)         (174)
                                                 --------       --------       --------       -------
    Net periodic pension cost .............      $ 21,996       $ 15,610       $  7,761       $ 1,933
                                                 ========       ========       ========       =======

The pension plan assets are in external trusts and are comprised of corporate equity securities, United States government debt, corporate bonds and insurance contracts. The postretirement benefit plans assets are in external trusts and are comprised primarily of corporate equity securities, corporate bonds, money market investment accounts and municipal bonds.

Although the supplemental executive retirement plans had no plan assets as of December 31, 2002, MidAmerican Energy has Rabbi trusts which hold corporate-owned life insurance and other investments to provide funding for the future cash requirements. Because these plans are nonqualified, the fair value of these assets is not included in the following table. The fair value of the Rabbi trust investments was $52.8 million and $50.4 million at December 31, 2002 and 2001, respectively.

The following table presents a reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and the funded status of the Company's plans to the net amounts recognized in the consolidated balance sheet as of December 31 (dollars in thousands):


                                                                    PENSION                POSTRETIREMENT
                                                                    BENEFITS                  BENEFITS
                                                              ----------------------    ----------------------
                                                                2002         2001         2002         2001
                                                              ---------    ---------    ---------    ---------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year .................   $ 518,208    $ 472,349    $ 194,917    $ 131,822
  Service cost ............................................      20,235       18,114        6,028        4,357
  Interest cost ...........................................      34,177       33,027       13,928       10,418
  Participant contributions ...............................        --           --          4,505        3,059
  Plan amendments .........................................        --            652         --           --
  Actuarial (gain) loss ...................................      45,461       17,333       31,743       57,101
  Acquisition .............................................         520         --         55,305         --
  Benefits paid ...........................................     (25,422)     (23,267)     (14,985)     (11,840)
                                                              ---------    ---------    ---------    ---------
    Benefit obligation at end of year .....................     593,179      518,208      291,441      194,917
                                                              ---------    ---------    ---------    ---------

Reconciliation of the fair value of plan assets:
  Fair value of plan assets at beginning of year ..........     515,890      555,208       81,129       75,090
  Employer contributions ..................................       4,681        4,576       24,034       16,022
  Participant contributions ...............................        --           --          4,505        3,059
  Actual return on plan assets ............................     (27,376)     (20,627)      (4,528)      (1,202)
  Acquisition .............................................        --           --         32,500         --
  Benefits paid ...........................................     (25,422)     (23,267)     (14,985)     (11,840)
                                                              ---------    ---------    ---------    ---------
    Fair value of plan assets at end of year ..............     467,773      515,890      122,655       81,129
                                                              ---------    ---------    ---------    ---------

  Funded status ...........................................    (125,406)      (2,318)    (168,786)    (113,788)
  Unrecognized net (gain) loss ............................      61,289      (52,244)     102,095       63,328
  Unrecognized prior service cost .........................      20,156       22,885        3,838        4,264
  Unrecognized net transition obligation (asset) ..........      (3,383)      (5,974)      41,102       45,212
                                                              ---------    ---------    ---------    ---------
    Net amount recognized in the consolidated balance sheet   $ (47,344)   $ (37,651)   $ (21,751)   $    (984)
                                                              =========    =========    =========    =========

Amounts recognized in the consolidated balance sheet
  consist of:
  Prepaid benefit cost ....................................   $  11,305    $  15,381    $   1,494    $   1,493
  Accrued benefit liability ...............................     (99,392)     (88,210)     (23,245)      (2,477)
  Intangible asset ........................................      20,082       22,796         --           --
  Accumulated other comprehensive income ..................      20,661       12,382         --           --
                                                              ---------    ---------    ---------    ---------
  Net amount recognized ...................................   $ (47,344)   $ (37,651)   $ (21,751)   $    (984)
                                                              =========    =========    =========    =========

Pension and Postretirement Assumptions are as follows for the years ended December 31:

                                                     2002       2001       2000
                                                     ----       ----       ----
Assumptions used were:
Discount rate .................................      5.75%      6.50%      7.00%
Rate of increase in compensation levels .......      5.00%      5.00%      5.00%
Weighted average expected long-term rate
  of return on assets .........................      7.00%      7.00%      9.00%


For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for all covered individuals will increase by 9.75% in 2003 and that the rate of increase thereafter will decrease to an ultimate rate of 5.25% by the year 2007.

If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1.0%, the total service and interest cost for 2002 would increase by $4.1 million, and the postretirement benefit obligation at December 31, 2002, would increase by $47.5 million. If the assumed health care trend rates were to decrease by 1.0%, the total service and interest cost for 2002 would decrease by $3.1 million and the postretirement benefit obligation at December 31, 2002, would decrease by $37.0 million.

United Kingdom Operations
-------------------------

CE Electric UK participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the Electricity Supply Industry in the United Kingdom.

The actuarial computation for December 31, 2002, 2001 and 2000 assumed interest rates of 5.75%, 5.75% and 6.0% respectively, an expected return on plan assets of 7.0%, 7.0% and 6.5%, respectively, and annual compensation increases of 2.5%, 2.5% and 3.0%, respectively, over the remaining service lives of employees covered under the plan. Amounts funded to the pension are primarily invested in equity and fixed income securities.

Net periodic pension cost (benefit) for CE Electric UK's plan for 2002, 2001 and 2000 included the following components (in thousands):

                                                                                                     MEHC
                                                        YEAR ENDED                               (PREDECESSOR)
                                                        DECEMBER 31,          MARCH 14, 2000    JANUARY 1, 2000
                                                     ----------------------     THROUGH            THROUGH
                                                       2002          2001    DECEMBER 31, 2000  MARCH 13, 2000
                                                     --------      --------  -----------------  ---------------

Service cost - benefits earned during the period     $  8,718      $  7,781      $  6,933          $  1,727
Interest cost on projected benefit obligation ..       56,817        51,440        40,640            10,125
Expected return on plan assets .................      (85,927)      (78,354)      (50,800)          (12,657)
Amortization of prior service cost .............        1,202          --            --                --
Curtailment loss ...............................        6,463         7,061         5,260             1,310
                                                     --------      --------      --------          --------
Net periodic pension (benefit) cost ............     $(12,727)     $(12,072)     $  2,033          $    505
                                                     ========      ========      ========          ========

As a result of the distribution price reviews in 1999, CE Electric UK implemented a review of staffing requirements primarily in its distribution business. Following discussions with the trade unions, CE Electric UK put in place a workforce reduction program. The pension curtailment related to this workforce reduction program was $6.9 million, $7.1 million and $6.6 million in 2002, 2001 and 2000, respectively.

The following table details the funded status and the amount recognized in the Company's consolidated balance sheets for CE Electric UK's plan as of December 31, 2002 and 2001 (in thousands):

                                                                      2002           2001
                                                                   -----------    -----------
Change in benefit obligation:
Benefit obligation at beginning of year ........................   $   974,079    $   951,553
Service cost ...................................................         8,718          7,781
Interest cost ..................................................        56,817         51,440
Participant contributions ......................................         3,006          5,187
Benefits paid ..................................................       (57,719)       (48,991)
FAS 88 curtailment .............................................         5,712          7,060
Northern Supply/Yorkshire swap net effect ......................          --           43,803
Prior service cost .............................................        17,286           --
Experience gain and change of assumptions ......................       (11,574)       (19,596)
Foreign currency exchange rate changes .........................       106,405        (24,158)
                                                                   -----------    -----------
Benefit obligation at end of the year ..........................     1,102,730        974,079
                                                                   -----------    -----------

Change in plan assets:
Fair value of plan assets at beginning of the year .............     1,070,657      1,166,111
Actual return on plan assets ...................................      (144,298)       (68,010)
Net asset transfer resulting from Northern Supply/Yorkshire
    Swap .......................................................          --           46,541
Employer contributions .........................................         3,607            576
Participant contributions ......................................         3,006          5,187
Benefits paid ..................................................       (57,719)       (48,991)
Foreign currency exchange rate changes .........................       101,174        (30,757)
                                                                   -----------    -----------
Fair value of plan assets at end of the year ...................       976,427      1,070,657
                                                                   -----------    -----------
Funded status ..................................................      (126,303)        96,578
Unrecognized net loss ..........................................       465,211        196,649
                                                                   -----------    -----------
Net amount recognized in the consolidated balance sheet ........   $   338,908    $   293,227
                                                                   ===========    ===========

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost ...........................................   $   338,908    $   293,227
Accrued benefit liability ......................................      (457,317)          --
Intangible asset ...............................................        16,433           --
Accumulated other comprehensive income .........................       440,884           --
                                                                   -----------    -----------
Net amount recognized ..........................................   $   338,908    $   293,227
                                                                   ===========    ===========

20. COMMITMENTS AND CONTINGENCIES

Manufactured Gas Plants
-----------------------

The United States Environmental Protection Agency ("EPA"), and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. As of December 31, 2002, MidAmerican Energy has recorded a $17 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process.

Although the timing of potential incurred costs and recovery of costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

Air Quality
-----------

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. In February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. The impact of the new standards on MidAmerican Energy is currently unknown. These standards could be superceded, in whole or in part, by a variety of multi-pollutant emission reduction initiatives.

In 2001, the state of Iowa passed legislation that, in part, requires rate-regulated utilities to develop a multi-year plan and budget for managing regulated emissions from their generating facilities in a cost-effective manner. MidAmerican Energy's proposed plan and associated budget (the "Plan") was filed with the IUB on April 1, 2002, in accordance with state law. MidAmerican Energy expects the IUB to rule on the prudence of the Plan in 2003. MidAmerican Energy is required to file Plan updates at least every two years.

The Plan provides MidAmerican Energy's projected air emission reductions considering the current proposals that are being debated at the federal level and describes a coordinated long-range plan to achieve these air emission reductions. The Plan also provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action.

The Plan outlines $732.0 million in environmental investments to existing coal-fired generating units, some of which are jointly owned, over a nine-year period from 2002 through 2010. MidAmerican Energy's share of these investments is $546.6 million, $67.9 million of which was projected to be incurred in the years 2002 through 2005, when MidAmerican Energy's Iowa retail electric rates are effectively frozen. The Plan also identifies expenses that will be incurred at the generating facilities to operate and maintain the environmental equipment installed as a result of the Plan.

Following the expiration of MidAmerican Energy's 2001 settlement agreement on December 31, 2005, the Plan proposes the use of an adjustment mechanism for recovery of Plan costs, similar to the tracking mechanisms for cost recovery of renewable energy and energy efficiency expenditures that are presently part of MidAmerican Energy's regulated electric rates.

Under the New Source Review ("NSR"), provisions of the Clean Air Act ("CAA"), a utility is required to obtain a permit from the EPA prior to (1) beginning construction of a new major stationary source of a NSR-regulated pollutant or
(2) making a physical or operational change (a "major modification") to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations. In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD"), provisions of the CAA. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Routine maintenance, repair and replacement are not subject to the NSR provisions; however, these types of activities have historically been subject to changing interpretations under the NSR program. The EPA recently proposed a change to the NSR provisions relating to routine maintenance, repair and replacement. Violation of NSR regulations potentially subjects a utility to fines and/or other sanctions. The impact on MidAmerican Energy of any final rules is not currently known.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the CAA. In December 2002, MidAmerican Energy received a request from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy has responded to this request and at this time cannot predict the outcome of request.

Decommissioning Costs
---------------------

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in as base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2002 dollars, is $266 million. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The total accrued balance as of December 31, 2002, was $159.8 million and is included in other liabilities. A like amount is reflected in properties, plants and equipment and represents the fair value of the assets held in the trusts.

MidAmerican Energy's depreciation expense included costs for Quad Cities Station nuclear decommissioning of $8.3 million for each of the years 2002, 2001 and 2000. The provision charged to depreciation expense is equal to the funding that is being collected in Iowa rates. The decommissioning funding component of MidAmerican Energy's Iowa tariff assumes decommissioning costs, related to the Quad Cities Station, will escalate at an annual rate of 5.0% and the assumed annual return on funds in the trust is 6.9%. Income (loss), net of investment fees, on the assets in the trust fund increase/(decrease) by a comparable amount MidAmerican Energy's decommissioning liability. Actual amounts were $(6.9) million, $(3.1) million and $3.2 million for 2002, 2001 and 2000, respectively.

Nuclear Insurance
-----------------

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation Company, LLC ("Exelon Generation"), the operator and joint owner of Quad Cities Station, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The general types of coverage are: nuclear liability, property coverage and nuclear worker liability.

Exelon Generation purchases nuclear liability insurance for Quad Cities Station in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $44 million per incident, payable in installments not to exceed $5 million annually.

The property insurance covers for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchased primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits totaling $2.1 billion. MidAmerican Energy also directly purchased extra expense/business interruption coverage for its share of replacement power and/or other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $6.3 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims in nuclear-related industries.

Fuel, Energy and Operating Lease Commitments
--------------------------------------------

MidAmerican Energy has supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 2003 to 2007, require minimum payments of $76.4 million, $61.2 million, $43.6 million, $2.6 million and $2.6 million for the years 2003 through 2007, respectively. MidAmerican Energy expects to supplement these coal contracts with additional contracts and spot market purchases to fulfill its future fossil fuel needs.

MidAmerican Energy also has contracts with non-affiliated companies to purchase electric capacity. The contracts, with expiration dates ranging from 2003 to 2028, require minimum payments of $40.2 million, $37.8 million, $2.9 million, $2.2 million and $2.2 million for the years 2003 through 2007, respectively, and $45.6 million for the total of the years thereafter.

MidAmerican Energy has various natural gas supply and transportation contracts for its gas operations. The minimum commitments under these contracts are $51.9 million, $46.8 million, $37.2 million, $13.1 million and $10.2 million for the years 2003 through 2007, respectively, and $16.6 million for the total of the years thereafter.

HomeServices is the lessee on operating leases primarily for office space for its various brokerage offices. The minimum payments under these leases are $36.0 million, $30.1 million, $25.7 million, $22.4 million and $17.9 million for the years 2003 through 2007, respectively, and $40.7 million for the total of the years thereafter.

MidAmerican Energy, Kern River, Northern Natural Gas and CE Electric UK have various non-cancellable operating leases primarily for office space and rail cars. The minimum payments under these leases are $24.8 million, $16.9 million, $12.7 million, $10.6 million and $9.4 million for the years 2003 through 2007, respectively, and $46.0 million for the total of the years thereafter.

MidAmerican Energy is the lessee on operating leases for coal railcars that contain guarantees of the residual value of such equipment throughout the term of the leases. Events triggering the residual guarantees include termination of the lease, loss of the equipment or purchase of the equipment. Lease terms are for five years with provisions for extensions. At December 31, 2002, the maximum amount of such guarantees specified in these leases totals $31.5 million.

Pipeline Litigation
-------------------

In 1998, the United States Department of Justice informed the then current owners of Kern River and Northern Natural Gas that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against such entities and certain of their subsidiaries including Kern River and Northern Natural Gas. Mr. Grynberg has also filed claims against numerous other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, civil penalties, attorneys' fees and costs. On April 9, 1999, the United States
Department of Justice announced that it declined to intervene in any of the Grynberg qui tam cases, including the actions filed against Kern River and
Northern Natural Gas in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation
transferred the Grynberg qui tam cases, including the ones filed against Kern River and Northern Natural Gas, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint, filed by various defendants including Northern Natural Gas and Williams, which was the former owner of Kern River, were denied on May 18, 2001. On October 9, 2002, the United States District Court for the District of Wyoming dismissed Grynberg's Royalty Valuation Claims. Grynberg has appealed this dismissal to the United States Court of Appeals for the Tenth Circuit. In connection with the purchase of Kern River from Williams in March 2002, Williams agreed to indemnify the Company against any liability for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. No such indemnification was obtained in connection with the purchase of Northern Natural Gas in August 2002. The Company believes that the Grynberg cases filed against Kern River and Northern Natural Gas are without merit and Williams, on behalf of Kern River pursuant to its indemnification, and Northern Natural Gas, intend to defend these actions vigorously.

On June 8, 2001, a number of interstate pipeline companies, including Kern River and Northern Natural Gas, were named as defendants in a nationwide class action lawsuit which had been pending in the 26th Judicial District, District Court,

Stevens County Kansas, Civil Department against other defendants, generally pipeline and gathering companies, since May 20, 1999. The plaintiffs allege that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In November 2001, Kern River and Northern Natural Gas, along with the coordinating defendants, filed a motion to dismiss under Rules 9B and 12B of the Kansas Rules of Civil Procedure. In January 2002, Kern River and most of the coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. The court has yet to rule on these motions. The plaintiffs filed for certification of the plaintiff class on September 16, 2002. On January 13, 2003, oral arguments were heard on coordinating defendants' opposition to class certification. Williams has agreed to indemnify the Company against any liability associated with Kern River for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. Williams, on behalf of Kern River and other entities, anticipates joining with Northern Natural Gas and other defendants in contesting certification of the plaintiff class. Kern River and Northern Natural Gas believe that this claim is without merit and that Kern River's and Northern Natural Gas' gas measurement techniques have been in accordance with industry standards and its tariff.

Kern River's 2003 Expansion Project
-----------------------------------

The 2003 Expansion Project is a new parallel 717-mile loop pipeline that will begin in Lincoln County, Wyoming and terminate in Kern County, California. The 2003 Expansion Project began construction on August 6, 2002 and is expected to be completed and operational by May 1, 2003 at a total cost of approximately $1.2 billion. The 2003 Expansion Project is being financed with approximately 70% debt and 30% equity, consistent with Kern River's original capital structure, the application for the FERC approval described above and the limitations contained in the indenture for Kern River's existing secured senior notes.

Construction is being initially funded with the proceeds of an $875.0 million facility entered into by Kern River on June 21, 2002, for approximately 70% of the projected capitalized costs of the 2003 Expansion Project. The remaining approximately 30% of the capitalized costs of the 2003 Expansion Project is being funded with equity from the Company. The credit facility is structured as a two-year construction facility followed by a term loan with a final maturity 15 years after completion of the 2003 Expansion Project. However, Kern River presently intends to refinance the construction financing facility through a bond offering or other capital markets transaction following completion of the 2003 Expansion Project. Prior to completion of the 2003 Expansion Project, the holders of the construction financing facility will have limited recourse to Kern River and its assets and cash flow, and will have recourse to the Company's completion guarantee described below. Following completion of the 2003 Expansion Project, until such time as the Kern River construction financing facility is refinanced, the lenders under the construction financing facility will share equally and ratably with the existing holders of Kern River's senior Notes in all of the collateral pledged to such Senior Note holders.

Pursuant to the Company's completion guarantee, it has guaranteed that "completion" of the 2003 Expansion Project will occur on or prior to the earliest of any abandonment by Kern River of the project, the occurrence of certain other acceleration events and June 30, 2004. The potential acceleration events include any downgrading of the Company's public debt rating to below investment grade by either S&P or Moody's unless a satisfactory substitute guarantor assumes the Company's obligations under the completion guarantee within 60 days after any such downgrade; Berkshire Hathaway ceasing to own at least a majority of the outstanding capital stock of the Company; and certain other customary events of default by the Company. In the completion guarantee, the Company has also agreed to cause capital contributions to be made to Kern River in a minimum aggregate amount of at least $375 million by June 30, 2004 or upon any earlier event of abandonment of the project. For purposes of the Company's completion guarantee, the term "completion" is defined in the Kern River construction financing agreement to mean satisfaction of a number of conditions, the most significant of which include the requirements that the 2003 Expansion Project be substantially complete and operable and able to permit Kern River to perform its obligations under all of the long-term firm gas transportation service agreements entered into in connection with the 2003 Expansion Project; that the shippers under such agreements shall have begun to incur the obligation to pay reservation fees thereunder; and that the FERC shall have authorized Kern River to begin collecting rates under its tariff and its shipper agreements; provided that the 2003 Expansion Project shall still be deemed to have been completed if it is less than substantially complete but it demonstrates at least 80% design capacity and Kern River's debt service coverage ratios as defined in its Senior Notes indenture are not less than 1:55 to 1:0. There are a number of other conditions to completion, including requirements that all conditions to completion of the expansion contained in Kern River's Senior Notes indenture be satisfied and all of Kern River's obligations under its construction financing agreement then share pari passu in all collateral available to Kern River's senior secured noteholders. The Company's completion guarantee shall terminate upon the earlier of completion of the 2003 Expansion Project or repayment in full of all obligations under the Kern River credit facility.

Philippines
-----------

Casecnan Construction Arbitration

On February 12, 2001, the contractor filed a Request for Arbitration with the International Chamber of Commerce seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the contractor requested compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The contractor also has alleged that the circumstances in which CE Casecnan assumed control of the Casecnan Project and placed it into commercial operation on December 11, 2001 amounted to a repudiation of the construction contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Project for which the contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and in accordance with the rules of the International Chamber of Commerce.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of December 31, 2002, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by a separate financial institution on behalf of the contractor. On November 7, 2002, the International Chamber of Commerce issued the arbitration tribunal's partial award with respect to the contractor's force majeure and geologic conditions claims. The arbitration panel awarded the contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at the end of December 31, 2002. All of the contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The arbitral tribunal has requested the parties to indicate the earliest possible date on which they are available and will then reschedule the hearings.

If the contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts already paid to the contractor, CE Casecnan could be liable to make additional payments to the contractor. CE Casecnan believes all such allegations and claims are without merit and is vigorously contesting the contractor's claims.

Casecnan NIA Arbitration

Under the terms of the Project Agreement, NIA has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of December 31, 2002, CE Casecnan has paid approximately $56.7 million in taxes which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month which relates to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the International Chamber of Commerce. NIA is expected to file its answer late in the first quarter or early in the second quarter, 2003. The three member arbitration panel has been confirmed by the International Chamber of Commerce and an initial organizational hearing is scheduled for the second quarter, 2003.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MidAmerican, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MidAmerican's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MidAmerican. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MidAmerican to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in CE Casecnan a subsidiary of the Company purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Project. CE Casecnan believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

21. SEGMENT INFORMATION:

With its 2002 acquisitions of Kern River and Northern Natural Gas, the Company has identified seven reportable operating segments principally based on management structure: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices. Information related to the Company's reportable operating segments is shown below (in thousands).

                                                                                                  MEHC
                                                                                              (PREDECESSOR)
                                             YEAR ENDED DECEMBER 31,      MARCH 14, 2000     JANUARY 1, 2000
                                          ----------------------------       THROUGH            THROUGH
                                             2002             2001       DECEMBER 31, 2000   MARCH 13, 2000
                                          -----------      -----------   -----------------   --------------

OPERATING REVENUE:
MidAmerican Energy ..................     $ 2,240,879      $ 2,388,650      $ 1,860,499      $  455,844
Kern River ..........................         127,254             --               --              --
Northern Natural Gas ................         176,880             --               --              --
CE Electric UK ......................         795,366        1,443,997        1,499,768         498,142
CalEnergy Generation-Domestic .......          38,546           37,299            2,757             438
CalEnergy Generation-Foreign ........         326,316          203,482          146,798          40,124
HomeServices ........................       1,138,332          641,934          408,492          60,603
                                          -----------      -----------      -----------      ----------
Segment operating revenue ...........       4,843,573        4,715,362        3,918,314       1,055,151
Corporate/other .....................         (49,563)         (18,581)            (214)          1,214
                                          -----------      -----------      -----------      ----------
Total operating revenue .............     $ 4,794,010      $ 4,696,781      $ 3,918,100      $1,056,365
                                          ===========      ===========      ===========      ==========

DEPRECIATION AND AMORTIZATION:
MidAmerican Energy ..................     $   269,412      $   286,590      $   184,955      $   45,184
Kern River ..........................          17,165             --               --              --
Northern Natural Gas ................          18,151             --               --              --
CE Electric UK ......................         116,792          133,865          108,637          31,964
CalEnergy Generation-Domestic .......           8,714            5,439            2,183             250
CalEnergy Generation-Foreign ........          88,036           66,315           52,685          13,514
HomeServices ........................          22,072           17,201            8,695           2,891
                                          -----------      -----------      -----------      ----------
Segment depreciation and amortization         540,342          509,410          357,155          93,803
Corporate/other .....................         (14,440)          29,292           26,196           3,475
                                          -----------      -----------      -----------      ----------
Total depreciation and amortization .     $   525,902      $   538,702      $   383,351      $   97,278
                                          ===========      ===========      ===========      ==========

INTEREST EXPENSE, NET:
MidAmerican Energy ..................     $   119,225      $   113,980      $    94,425      $   24,579
Kern River ..........................          33,036             --               --              --
Northern Natural Gas ................          22,987             --               --              --
CE Electric UK ......................         183,472          112,308           74,335          21,189
CalEnergy Generation-Domestic .......          20,913           10,835            1,829             793
CalEnergy Generation-Foreign ........          68,338           30,875           34,458           9,713
HomeServices ........................           4,256            3,884            2,328             785
                                          -----------      -----------      -----------      ----------
Segment interest expense, net .......         452,227          271,882          207,375          57,059
Corporate/other .....................         157,683          140,912          104,029          28,755
                                          -----------      -----------      -----------      ----------
Total interest expense, net .........     $   609,910      $   412,794      $   311,404      $   85,814
                                          ===========      ===========      ===========      ==========

                                                                                                            MEHC
                                                        YEAR ENDED DECEMBER 31,                         (PREDECESSOR)
                                                       --------------------------   MARCH 14, 2000     JANUARY 1, 2000
                                                                                        THROUGH           THROUGH
                                                          2002             2001     DECEMBER 31, 2000  MARCH 13, 2000
                                                       -----------      ---------   -----------------  --------------

INCOME BEFORE PROVISIONS FOR INCOME TAXES:
  MidAmerican Energy .............................     $   241,005      $ 211,300      $ 181,797          $  63,315
  Kern River .....................................          60,700           --             --                 --
  Northern Natural Gas ...........................          42,882           --             --                 --
  CE Electric UK .................................         266,755        173,816         83,108             58,673
  CalEnergy Generation-Domestic ..................          (4,963)        46,765         30,697              2,877
  CalEnergy Generation-Foreign ...................         149,915         94,542         49,787             15,976
  HomeServices ...................................          69,979         42,945         31,015             (4,929)
                                                       -----------      ---------      ---------          ---------
  Segment income before provision for income taxes         826,273        569,368        376,404            135,912
  Corporate/other ................................        (183,175)       (65,484)      (157,200)           (44,742)
                                                       -----------      ---------      ---------          ---------
    Total income before provision for income taxes     $   643,098      $ 503,884      $ 219,204          $  91,170
                                                       ===========      =========      =========          =========

PROVISION FOR INCOME TAXES:
  MidAmerican Energy .............................     $    99,782      $  95,688      $  77,450          $  27,943
  Kern River .....................................          23,014           --             --                 --
  Northern Natural Gas ...........................          16,947           --             --                 --
  CE Electric UK .................................          25,245        163,253         30,065             18,761
  CalEnergy Generation-Domestic ..................         (15,203)         2,706         (1,929)                (8)
  CalEnergy Generation-Foreign ...................          37,577         29,712         29,194                373
  HomeServices ...................................          28,207         15,953         12,300             (1,992)
                                                       -----------      ---------      ---------          ---------
  Segment provision for income taxes .............         215,569        307,312        147,080             45,077
  Corporate/other ................................        (115,981)       (57,248)       (93,803)           (14,069)
                                                       -----------      ---------      ---------          ---------
    Total provision for income taxes .............     $    99,588      $ 250,064      $  53,277          $  31,008
                                                       ===========      =========      =========          =========

CAPITAL EXPENDITURES:
  MidAmerican Energy .............................     $   358,194      $ 252,615      $ 194,045          $  23,977
  Kern River .....................................         769,464           --             --                 --
  Northern Natural Gas ...........................          62,409           --             --                 --
  CE Electric UK .................................         222,622        176,464         95,806             22,210
  CalEnergy Generation-Domestic ..................          61,920         52,940        151,289             53,011
  CalEnergy Generation-Foreign ...................           7,830         83,954         87,781             22,263
  HomeServices ...................................          18,273          9,878          6,996              2,052
                                                       -----------      ---------      ---------          ---------
  Segment capital expenditures ...................       1,500,712        575,851        535,917            123,513
  Corporate/other ................................           7,373            901          2,812                 28
                                                       -----------      ---------      ---------          ---------
    Total capital expenditures ...................     $ 1,508,085      $ 576,752      $ 538,729          $ 123,541
                                                       ===========      =========      =========          =========

                                              AS OF DECEMBER 31,
                                           --------------------------
                                              2002           2001
                                           -----------    -----------
          Identifiable assets:
          MidAmerican Energy ..........    $ 6,034,742    $ 5,848,035
          Kern River ..................      1,797,850           --
          Northern Natural Gas ........      2,162,367           --
          CE Electric UK ..............      4,717,524      4,340,147
          CalEnergy Generation-Domestic        909,832        870,664
          CalEnergy Generation-Foreign         974,852        950,035
          HomeServices ................        488,270        322,552
                                           -----------    -----------
          Segment identifiable assets .     17,085,437     12,331,433
          Corporate/other .............        931,018        295,219
                                           -----------    -----------
          Total identifiable assets ...    $18,016,455    $12,626,652
                                           ===========    ===========

          LONG-LIVED ASSETS:
          MidAmerican Energy ..........    $ 4,999,637    $ 4,879,884
          Kern River ..................      1,594,225           --
          Northern Natural Gas ........      1,818,469           --
          CE Electric UK ..............      3,936,598      3,650,385
          CalEnergy Generation-Domestic        594,282        571,404
          CalEnergy Generation-Foreign         724,908        805,050
          HomeServices ................        384,899        262,175
                                           -----------    -----------
          Segment long-lived assets ...     14,053,018     10,168,898
          Corporate/other .............         15,201          7,019
                                           -----------    -----------
          Total long-lived assets .....    $14,068,219    $10,175,917
                                           ===========    ===========


The remaining differences from the segment amounts to the consolidated amounts described as "Corporate/Other" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, intersegment eliminations, and fair value adjustments relating to acquisitions.

Excess of cost over fair value as of December 31, 2001 and changes from the period from January 1, 2002 through December 31, 2002 by segment is as follows:

                                     MIDAMERICAN      KERN     NORTHERN     CE ELECTRIC    GENERATION      HOME-
                                        ENERGY        RIVER   NATURAL GAS        UK         DOMESTIC      SERVICES      TOTAL
                                     -----------     -------  -----------   -----------    ----------     ---------   -----------
Goodwill at December 31, 2001 ...    $ 2,160,004     $  --      $   --      $ 1,104,262     $ 142,726     $ 231,554   $ 3,638,546
Acquisitions/purchase
price accounting adjustments ....           --        32,547     414,721         56,626          --         108,914       612,808
Goodwill written off related to
sale of business unit ...........           --          --          --          (49,587)         --            --         (49,587)
Translation adjustment ..........           --          --          --           86,296          --            --          86,296
Other adjustments
Deferred tax adjustments ........         (8,946)       --          --           (1,675)      (15,962)         (477)      (27,060)
Stock option adjustments ........         (1,776)       --          --             (601)         (324)         (170)       (2,871)
                                     -----------     -------    --------    -----------     ---------     ---------   -----------
Goodwill at December 31, 2002 ...    $ 2,149,282     $32,547    $414,721    $ 1,195,321     $ 126,440     $ 339,821   $ 4,258,132
                                     ===========     =======    ========    ===========     =========     =========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's management structure is organized functionally and the current executive officers and directors of the Company and their positions are as follows:

Name                       Position
----                       --------

David L. Sokol             Chairman of the Board, Chief Executive Officer
                             and Director
Gregory E. Abel            President, Chief Operating Officer and Director
Patrick J. Goodman         Senior Vice President and Chief Financial Officer
Douglas L. Anderson        Senior Vice President, General Counsel and
                             Corporate Secretary
Keith D. Hartje            Senior Vice President and Chief Administrative
                             Officer
Warren E. Buffett          Director
Walter Scott Jr.           Director
Marc D. Hamburg            Director
W. David Scott             Director
Edgar D. Aronson           Director
John K. Boyer              Director
Stanley J. Bright          Director
Richard R. Jaros           Director

Officers are elected annually by the Board of Directors. There are no family relationships among the executive officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

Set forth below is certain information with respect to each of the foregoing officers:

DAVID L. SOKOL, 46, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been CEO since April 19, 1993 and served as President of MEHC from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of Peter Kiewit & Sons Inc., and Ogden Projects, Inc.

GREGORY E. ABEL, 40, President, Chief Operating Officer and Director. Mr. Abel joined the Company in 1992 and initially served as Vice President and Controller. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

PATRICK J. GOODMAN, 36, Senior Vice President and Chief Financial Officer. Mr. Goodman joined the Company in 1995, and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining the Company, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

DOUGLAS L. ANDERSON, 45, Senior Vice President and General Counsel. Mr. Anderson joined the Company in February 1993 and has served in various legal positions including General Counsel of the Company's independent power affiliates. From 1990 to 1993 Mr. Anderson was a corporate attorney with Fraser, Stryker in Omaha, NE. Prior to that Mr. Anderson was a principal in the firm Anderson and Anderson.

KEITH D. HARTJE, 53, Senior Vice President and Chief Administrative Officer. Mr. Hartje has been with MidAmerican Energy and its predecessor companies since 1973. In that time, he has held a number of positions, including General Counsel and Corporate Secretary, District Vice President for southwest Iowa operations, and Vice President, Corporate Communications.

WARREN E. BUFFETT, 72, Director. Mr. Buffett has been a director of the Company since March 2000. He is Chairman of the Board and Chief Executive Office of Berkshire Hathaway Inc. Mr. Buffett is a Director of the Coca-Cola Company, the Gillette Company and The Washington Post Company.

WALTER SCOTT, JR., 72, Director. Mr. Scott has been a director of the Company since June 1991. Mr. Scott was the Chairman and Chief Executive Officer of the Company from January 8, 1992 until April 19, 1993. For more than the past five years, he has been Chairman of the Board of Directors of Level 3 Communications, Inc., a successor to certain businesses of Peter Kiewit & Sons Inc. Mr. Scott is a director of Peter Kiewit & Sons Inc., Berkshire Hathaway Inc., Burlington Resources, Inc., ConAgra, Inc., Valmont Industries, Inc., Kiewit Materials Co., Commonwealth Telephone Enterprises, Inc. and RCN Corporation.

MARC D. HAMBURG, 53, Director. Mr. Hamburg has been a director of the Company since March 2000. He has served as Vice President - Chief Financial Officer of Berkshire Hathaway Inc. since October 1, 1992 and Treasurer since June 1, 1987, his date of employment with Berkshire Hathaway Inc.

W. DAVID SCOTT, 41, Director. Mr. Scott has been a director of the Company since March 2000. Mr. Scott formed Magnum Resources, Inc., a commercial real estate investment and management company, in October 1994 and has served as its President and Chief Executive Officer since its inception. Before forming Magnum Resources, Mr. Scott worked for America First Companies, Cornerstone Banking Group and Peter Kiewit & Sons Inc. Mr. Scott has been a director of America First Mortgage Investments, Inc., a mortgage REIT, since 1998.

EDGAR D. ARONSON, 68, Director. Mr. Aronson has been a director of the Company since 1983. Mr. Aronson founded EDACO, Inc., a private venture capital company, in 1981, and has been President of EDACO, Inc. since that time. Prior to that, Mr. Aronson was Chairman of Dillon, Read International from 1979 to 1981 and a General Partner in charge of the International Department of Salomon Brothers Inc. from 1973 to 1979. Mr. Aronson served during 1962-1968 as Vice President consecutively in the International Departments of First National Bank of Chicago and Republic National Bank of New York. He founded the International Department of Salomon Brothers and Hutzler in 1968.

JOHN K. BOYER, 59, Director. Mr. Boyer has been a director of the Company since March 2000. He is a partner with Fraser, Stryker, Meusey, Olson, Boyer & Bloch, P.C. from 1973 to present with emphasis on corporate, commercial, federal, state, and local taxation.

STANLEY J. BRIGHT, 63, Director. Mr. Bright is Vice Chairman of the Company and was Chairman and Chief Executive Officer of MidAmerican Energy from July 1, 1995 until March 1999. Mr. Bright joined Iowa-Illinois Gas and Electric Company (a predecessor of MidAmerican Energy) as Vice President and Chief Financial Officer in 1986, became a director in 1987, President and Chief Operating Officer in 1990, and Chairman and Chief Executive Officer in 1991.

RICHARD R. JAROS, 51, Director. Mr. Jaros has been a director since March 1991. Mr. Jaros served as President and Chief Operating Officer of the Company from January 8, 1992 to April 19, 1993 and as Chairman of the Board from April 19, 1993 to May 1994. Until July 1997, Mr. Jaros was Executive Vice President and Chief Financial Officer of Peter Kiewit & Sons Inc. and President of Kiewit Diversified Group, Inc., which is now Level 3 Communications, Inc. Mr. Jaros serves as director of Commonwealth Telephone Enterprises, Inc., RCN Corporation and Level 3 Communications, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation of its Chief Executive Officer and its four other most highly compensated executive officers who were employed as of December 31, 2002, which the Company refers to as its Named Executive Officers. Information is provided regarding its Named Executive Officers for the last three fiscal years during which they were its executive officers, if applicable.

                                                                                   RESTRICTED  SECURITITIES
     NAME AND PRINCIPAL        YEAR ENDED                           OTHER ANNUAL     STOCK      UNDERLYING     LTIP     ALL OTHER
         POSITIONS              DEC. 31     SALARY(1)   BONUS (1)       COMP         AWARDS      OPTIONS      PAYOUTS     COMP(2)
----------------------------   ----------   ---------   ----------  ------------   ----------  ------------   -------   ---------
David L. Sokol ................    2002    $800,000    $2,750,000   $27,122,550(3)   $  --       $     --      $  --     $ 7,960
Chairman and ..................    2001     750,000     2,400,000            --         --             --         --      33,033
Chief Executive Officer .......    2000     750,000     4,250,000            --         --        2,199,277       --      40,430

Gregory E. Abel ...............    2002     540,000     2,200,000            --         --             --         --       7,636
President and .................    2001     520,000     1,150,000            --         --             --         --      23,657
Chief Operating Officer .......    2000     500,000     1,100,000            --         --          649,052       --      27,530

Patrick J. Goodman ............    2002     248,000       365,000       209,560(4)      --             --         --       7,353
Senior Vice President and .....    2001     240,000       260,000            --         --             --         --      13,527
Chief Financial Officer .......    2000     230,000     1,183,071            --         --             --         --      14,891

Douglas L. Anderson ...........    2002     200,000       325,000            --         --             --         --       7,150
Senior Vice President and .....    2001     154,427       200,000            --         --             --         --       6,630
General Counsel ...............    2000     120,000       591,806            --         --             --         --       6,630

Keith D. Hartje ...............    2002     180,000        65,000            --         --             --         --       7,796
Senior Vice President and .....    2001     180,000        60,000            --         --             --         --       6,630
Chief Administrative Officer ..    2000     178,173       138,647            --         --             --         --       6,630

     (1)  Includes amounts voluntarily deferred by the executive, if applicable.

     (2) Consists of 401(k) Plan contributions for 2002 for Mr. Sokol of $7,150, Mr. Abel of $7,150, Mr. Goodman of $7,150, Mr. Anderson of $7,150 and Mr. Hartje of $7,796. To offset its obligations under the Company's Executive Split Dollar Plan for executives whose retirement benefit cannot be fully funded through the Company's Base Retirement Plan for Salaried Employees, the Company has agreed to pay the premiums for policies of split dollar life insurance on the lives of such executives. No premiums were paid in 2002 for Mr. Sokol, Mr. Abel, or Mr. Goodman. Included are the insurance premiums in the following amounts paid by the Company with respect to the term life insurance portion of premiums paid in 2002 for Mr. Sokol of $810, for Mr. Abel of $486 and for Mr. Goodman of $203.

     (3) Cash amount paid to Mr. Sokol in connection with the Company's purchase of options to purchase the Company's common stock held by Mr. Sokol. The amount paid is equal to the difference between the option exercise prices and the agreed upon value per share.

     (4) Includes the cash amount paid to Mr. Goodman in connection with a subsidiary's purchase of options to purchase the subsidiary's common stock held by Mr. Goodman. The amount paid is equal to the difference between the option exercise prices and the agreed upon value per share.

OPTION GRANTS IN LAST FISCAL YEAR

The Company did not grant any options during 2002.


AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

The following table sets forth the option exercises and the number of securities underlying exercisable and unexercisable options held by each of its Named Executive Officers at December 31, 2002.

                                                  UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                     SHARES ACQUIRED   VALUE         OPTIONS HELD (#)            IN-THE-MONEY OPTIONS ($) (1)
                                                   ---------------------------   ----------------------------
          NAME       ON EXERCISE(#)   REALIZED $   EXERCISEABLE  UNEXERCISEABLE  EXERCISEABLE   UNEXERCISEABLE
-------------------  ---------------  ----------   ------------  --------------  ------------   --------------
David L. Sokol              -             -          1,353,504        45,773         N/A             N/A
Gregory E. Abel             -             -            636,214        12,838         N/A             N/A
Patrick J. Goodman          -             -                  -             -           -               -
Douglas L. Anderson         -             -                  -             -           -               -
Keith D. Hartje             -             -                  -             -           -               -

     (1) On March 14, 2000 the Company was acquired by a private investor group. As a privately held company, the Company has no publicly traded equity securities and, consequently, its management does not believe there is a reliable method of computing the present value of the stock options granted to Messrs. Sokol and Abel as shown on the foregoing table.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                       NUMBER OF SHARES,   PERFORMANCE OR OTHER
                       UNITS OR OTHER      PERIOD UNTIL MATURATION                 TARGET ($)   MAXIMUM
     NAME                RIGHTS (#) (1)        OR PAYOUT            THRESHOLD($)      (2)        (#)
-------------------    -----------------   -----------------------  ------------   ----------   -------
Patrick J. Goodman            N/A             December 31,2006        372,000         N/A       372,000
Douglas L. Anderson           N/A             December 31,2006        300,000         N/A       300,000
Keith D. Hartje               N/A             December 31,2006        270,000         N/A       270,000

     (1) The awards shown in the foregoing table are made pursuant to the Long-Term Incentive Partnership Plan ("LTIP"), which provides that awards vest equally over five years with any unvested balances forfeited upon termination of employment unless the participant retires at or above age 55 with at least 5 years of service in which case the participant will receive any unvested portion of the award. Vested balances are paid to the participant at the time of termination. Once an award is fully vested, the participant may elect to defer or receive payment of part or all of the award. Messrs. Sokol and Abel are not participants in the LTIP. Awards are credited or reduced with annual interest or loss based on a composite of funds or indices.

     (2)  "Target" and "Threshold" payouts are equivalent with the LTIP.

COMPENSATION OF DIRECTORS

All directors, excluding Messrs. Sokol, Abel, Warren Buffett and Walter Scott, are paid an annual retainer fee of $20,000 and a fee of $500 per day for attendance at Board and Committee meetings. Directors who are employees are not entitled to receive such fees. All directors are reimbursed for their expenses incurred in attending Board meetings.

RETIREMENT PLANS

The Company maintains a Supplemental Retirement Plan for Designated Officers, which the Company refers to as the Supplemental Plan, to provide additional retirement benefits to designated participants, as determined by the Board of
Directors. Messrs. Sokol, Abel, Goodman and Hartje are participants in the Supplemental Plan. The Supplemental Plan provides annual retirement benefits up to sixty-five percent of a participant's Total Cash Compensation in effect immediately prior to retirement, subject to a $1 million maximum retirement benefit. "Total Cash Compensation" means the highest amount payable to a participant as monthly base salary during the five years immediately prior to retirement multiplied by 12 plus the average of the participant's last three years awards under an annual incentive bonus program and special, additional or non-recurring bonus awards, if any, that are required to be included in Total Cash Compensation pursuant to a participant's employment agreement or approved for inclusion by the Board. Participants must be credited with five years service in order to be eligible to receive benefits under the Supplemental Plan. Each of the Company's Named Executive Officers has or will have five years of credited service with the Company as of their respective normal retirement age and will be eligible to receive benefits under the Supplemental Plan. A participant who elects early retirement is entitled to reduced benefits under the Supplemental Plan, however, in accordance with their respective employment agreements, Messrs. Sokol and Abel are eligible to receive the maximum retirement benefit at age 47. A survivor benefit is payable to a surviving spouse under the Supplemental Plan. Benefits from the Supplemental Plan will be paid out of general corporate funds; however, through a rabbi trust, the Company maintains life insurance on the participants in amounts expected to be sufficient to fund the after-tax cost of the projected benefits. Deferred compensation is considered part of the salary covered by the Supplemental Plan.

The supplemental retirement benefit will be reduced by the amount of the participant's regular retirement benefit under the MidAmerican Energy Cash Balance Retirement Plan, which the Company refers to as the MidAmerican Retirement Plan, that became effective January 1, 1997 and by benefits under the Iowa Resources Inc. and Subsidiaries Supplemental Retirement Income Plan ("IOR Supplemental Plan"), as applicable.

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

Part A of the IOR Supplemental Plan provides retirement benefits up to sixty-five percent of a participant's highest annual salary during the five years prior to retirement reduced by the participant's MidAmerican Retirement Plan benefit. The percentage applied is based on years of accredited service. A participant who elects early retirement is entitled to reduced benefits under the plan. A survivor benefit is payable to a surviving spouse. Benefits are adjusted annually for inflation. Part B of the IOR Supplemental Plan provides that an additional one hundred-fifty percent of annual salary is to be paid out to participants at the rate of ten percent per year over fifteen years, except in the event of a participant's death, in which event the unpaid balance would be paid to the participant's beneficiary or estate. Deferred compensation is considered part of the salary covered by the IOR Supplemental Plan.

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

                                    ESTIMATED ANNUAL BENEFIT
          TOTAL CASH       ------------------------------------------
         COMPENSATION                 AGE AT RETIREMENT
       AT RETIREMENT ($)       55              60              65
       -----------------   ----------      ----------      ----------
           $  400,000      $  220,000      $  240,000      $  260,000
              500,000         275,000         300,000         325,000
              600,000         330,000         360,000         390,000
              700,000         385,000         420,000         455,000
              800,000         440,000         480,000         520,000
              900,000         495,000         540,000         585,000
            1,000,000         550,000         600,000         650,000
            1,250,000         687,500         750,000         812,500
            1,500,000         825,000         900,000         975,000
            1,750,000         962,500       1,000,000       1,000,000
            2,000,000
           and greater      1,000,000       1,000,000       1,000,000

EMPLOYMENT AGREEMENTS

Pursuant to his employment agreement Mr. Sokol serves as Chairman of its Board of Directors and Chief Executive Officer. The employment agreement provides that Mr. Sokol is to receive an annual base salary of not less than $750,000, senior executive employee benefits and annual bonus awards that shall not be less than $675,000. Subject to an annual renewal provision, such agreement is scheduled to expire on August 21, 2003.

The employment agreement provides that the Company may terminate the employment of Mr. Sokol with cause, in which case the Company is to pay to him any accrued but unpaid salary and a bonus of not less than the minimum annual bonus, or due to death, permanent disability or other than for cause, including a change in control, in which case Mr. Sokol is entitled to receive an amount equal to three times the sum of his annual salary then in effect and the greater of his minimum annual bonus or his average annual bonus for the two preceding years, as well as three years of accelerated option vesting plus continuation of his senior executive employee benefits (or the economic equivalent thereof) for three years. If Mr. Sokol resigns, the Company is to pay to him any accrued but unpaid salary and a bonus of not less than the annual minimum bonus, unless he resigns for good reason in which case he will receive the same benefits as if he were terminated other than for cause.

In the event Mr. Sokol has relinquished his position as Chief Executive Officer and is subsequently terminated as Chairman of the Board due to death, disability or other than for cause, he is entitled to any accrued but unpaid salary plus an amount equal to the aggregate annual salary that would have been paid to him through the fifth anniversary of the date he commenced his employment solely as Chairman of the Board, the immediate vesting of all of his options and the continuation of his senior executive employee benefits (or the economic equivalent thereof) through this fifth anniversary. If Mr. Sokol relinquishes his position as Chief Executive Officer but offers to remain employed as the Chairman of the Board, he is to receive a special achievement bonus equal to two times the sum of his annual salary then in effect and the greater of his minimum annual bonus or his average annual bonus for the two preceding years, as well as two years of accelerated option vesting.

Under the terms of separate employment agreements between the Company and each of Messrs. Abel and Goodman, each of such executives is entitled to receive two years base salary continuation, payments in respect of average bonuses for the prior two years and two years continued option vesting in the event the Company terminate his employment other than for cause. If such persons were terminated without cause, Messrs. Sokol, Abel and Goodman would currently be entitled to be paid approximately $10,125,000, $4,750,000 and $1,175,000, respectively, without giving effect to any tax related provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the shares of its common stock and certain information with respect to the beneficial ownership of each director, its Named Executive Officers and all directors and executive officers as a group as of December 31, 2002.

                                              NUMBER OF SHARES
                                                BENEFICIALLY    PERCENTAGE OF
     NAME AND ADDRESS OF BENEFICIAL OWNER (1)     OWNED(2)        CLASS (2)
    ----------------------------------------  ----------------  -------------
     Common Stock:
       Walter Scott, Jr. (3) ..............        5,000,000           53.87%
       David L. Sokol (4) .................        1,708,224           15.10%
       Berkshire Hathaway Inc. (5) ........          900,942            9.71%
       Gregory E. Abel (6) ................          700,713            6.20%
       W. David Scott (7) .................          624,350            6.73%
       Douglas L. Anderson ................                -               -
       Edgar D. Aronson ...................                -               -
       Stanley J. Bright ..................                -               -
       John K. Boyer ......................                -               -
       Warren E. Buffett (8) ..............                -               -
       Patrick J. Goodman .................                -               -
       Marc D. Hamburg (8) ................                -               -
       Richard R. Jaros ...................                -               -
       Keith D. Hartje ....................                -               -
       All directors and executive officers        8,934,229           78.99%
         as a group (14 persons)

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

(4) Includes options to purchase 1,384,019 shares of common stock that are exercisable within 60 days.

(5)  Such  beneficial  owner's  address is 1440 Kiewit  Plaza,  Omaha,  Nebraska
     68131.

(6) Includes options to purchase 644,773 shares of common stock which are exercisable within 60 days.

(7) Includes shares held by trusts for the benefit of or controlled by W. David Scott. Such beneficial owner's address is 11422 Miracle Hills Drive, Suite 400, Omaha, Nebraska 68154.

(8) Excludes 900,942 shares of common stock held by Berkshire Hathaway Inc. of which beneficial ownership of such shares is disclaimed.

The terms of its Zero Coupon Convertible Preferred Stock held by Berkshire Hathaway entitle the holder thereof to elect two members of its Board of Directors. The Zero Coupon Convertible Preferred Stock does not vote as to the election of any other members of its Board of Directors. Mr. Sokol's employment agreement gives him the right during the term of his employment to serve as a member of the Board of Directors and to designate two additional directors.

Pursuant to a shareholders agreement, following March 14, 2003, Walter Scott, Jr. or any of the Scott Family Interests would be able to require Berkshire Hathaway to purchase, for an agreed value or an appraised value, any or all of Walter Scott, Jr.'s and the Scott Family Interests' shares of its common stock, provided that Berkshire Hathaway is then a purchaser of a type which is able to consummate such a purchase without causing it or any of its affiliates or the Company or any of its subsidiaries to become subject to regulation as a registered holding company or a subsidiary of a registered holding company under PUHCA. Berkshire Hathaway is not currently such a purchaser. The consummation of such a transaction could result in a change in control with respect to the Company.

MEHC's Amended and Restated Articles of Incorporation provide that each share of the Zero Coupon Convertible Preferred Stock is convertible at the option of the holder thereof into one conversion unit, which is one share of its common stock subject to certain adjustments as described in its articles, upon the occurrence of a Conversion Event. A "Conversion Event" includes (1) any conversion of Zero Coupon Convertible Preferred Stock that would not cause the holder of the shares of common stock issued upon conversion (or any affiliate of such holder) or the Company to become subject to regulation as a registered holding company or as a subsidiary of a registered holding company under PUHCA either as a result of the repeal or amendment of PUHCA, the number of shares involved or the identity of the holder of such shares and (2) a Company Sale. A "Company Sale" includes its involuntary or voluntary liquidation, dissolution, recapitalization, winding-up or termination and any merger, consolidation or sale of all or substantially all of its assets. The conversion by Berkshire Hathaway of its shares of Zero Coupon Convertible Preferred Stock into its common stock could result in a change in control with respect to beneficial ownership of its voting securities as calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Under a subscription agreement with the Company, Berkshire Hathaway has agreed to purchase, under certain circumstances, additional 11% trust issued mandatorily redeemable preferred securities in the event preferred securities outstanding prior to the closing of its acquisition by a private investor group on March 14, 2000 are tendered for conversion to cash by the current holders.

The Company provided a guarantee in favor of a third party lender in connection with a $1,663,998.75 loan from such lender to its President, Gregory E. Abel, in March of 2000. The loan matures on April 1, 2010. The proceeds of this loan were used by Mr. Abel to purchase 47,475 shares of the Company's common stock. Such common stock (together with 8,465 additional shares of common stock owned by Mr.
Abel) also secures the loan. The entire original principal amount of the loan and the guarantee remain presently outstanding.

In order to finance its $275 million preferred stock investment in Williams, on March 7, 2002, the Company sold to Berkshire Hathaway shares of its zero coupon convertible preferred stock. In order to finance its acquisition of Kern River, on March 12, 2002, the Company sold to Berkshire Hathaway and/or its consolidated subsidiaries shares of its no par, zero coupon convertible preferred stock for $127 million and $323 million of 11% mandatorily redeemable preferred securities of its subsidiary trust due March 12, 2012 with scheduled principal payments beginning in 2005. In order to finance its acquisition of Northern Natural Gas, on August 16, 2002, the Company sold to Berkshire Hathaway and/or its consolidated subsidiaries $950.0 million of 11% mandatorily redeemable preferred securities of its subsidiary trust due August 31, 2012 with scheduled principal payments beginning in 2003. Messrs. Warren E. Buffett and Walter Scott, Jr. are members of the Board of Directors of Berkshire Hathaway. Messrs. Buffett and Marc D. Hamburg are executive officers of Berkshire Hathaway. Each of Messrs. Buffett, Hamburg and Walter Scott serves on its Board of Directors and participates in deliberations regarding executive officer compensation.

On March 6, 2002, the Company purchased options to purchase shares of its common stock from Mr. David L. Sokol, its Chairman and Chief Executive Officer. The options purchased had exercise prices ranging from $18.50 to $29.01. The Company paid Mr. Sokol an aggregate amount of $27,122,550, which is equal to the difference between his option exercise prices and an agreed upon per share value. Mr. Sokol serves on its Board of Directors and participates in deliberations regarding executive officer compensation.

In July 2002,  the  Company  purchased  557,686  options to  purchase  shares of
HomeServices common stock from directors, officers and employees of HomeServices. The options purchased had exercise prices ranging from $11.3125 to $15.00. The Company paid an aggregate of $4,268,392, which is equal to the difference between the option exercise prices and an agreed upon per share value.

The Company has not purchased any other options or securities from its stockholders, directors or executive officers since January 1, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There is no compensation committee of the Board of Directors. All members of the Board of Directors participate in deliberations regarding executive officer compensation. Messrs. Sokol and Abel are current officers and employees. Mr.

Walter Scott is a former officer. Mr. Jaros is a former officer and employee. See "Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES.

a) Evaluation of disclosure controls and procedures: Based on the Company's evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules

          (i)  Financial Statements

               Financial Statements are included in Part II of this Form 10-K

          (ii) Financial Statement Schedules

               See  Schedule I on Page 107.

               See  Schedule II on Page 110.

     (b)  Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

          o    The  Company  filed a Current  Report on Form 8-K on  October  2,
               2002.

          o    The  Company  filed a Current  Report on Form 8-K on  October  4,
               2002.

          o    The Company  filed a Current  Report on Form 8-K on November  13,
               2002.

          o    The Company  filed a Current  Report on Form 8-K on November  14,
               2002.

     (c)  Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     (d) Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

     Not applicable.

MIDAMERICAN ENERGY HOLDINGS COMPANY                                SCHEDULE I
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
As of December 31, 2002 and 2001
(Amounts in thousands)

                                                                    2002           2001
                                                                 -----------    -----------
                                     ASSETS
Current assets -
  Cash and cash equivalents ..................................   $   320,629    $     2,524
Investments in and advances to subsidiaries and joint ventures     5,459,832      3,432,528
Equipment, net ...............................................        15,984         17,605
Excess of cost over fair value of net assets acquired ........     1,185,963      1,211,814
Deferred charges and other assets ............................       151,126        129,501
                                                                 -----------    -----------
TOTAL ASSETS .................................................   $ 7,133,534    $ 4,793,972
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities .............   $    94,389    $    68,445
  Current portion of long-term debt ..........................       215,000           --
  Short-term debt ............................................          --          153,500
                                                                 -----------    -----------
    Total current liabilities ................................       309,389        221,945
                                                                 -----------    -----------
Non-current liabilities ......................................        11,885          6,480
Notes payable - affiliate ....................................        94,795        197,153
Parent company debt ..........................................     2,324,457      1,834,498
                                                                 -----------    -----------
  Total liabilities ..........................................     2,740,526      2,260,076
                                                                 -----------    -----------

Deferred income ..............................................        35,313         37,578
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts ..................     2,063,412        788,151

Stockholders' equity:
Zero coupon  convertible  preferred  stock -
  authorized 50,000 shares, no par value,
  41,263 and 34,563 shares issued and
  outstanding at December 31, 2002 and 2001 ..................          --             --
Common stock -authorized 60,000 shares, no par value; 9,281
  shares issued and outstanding at December 31, 2002 and 2001           --             --
Additional paid in capital ...................................     1,956,509      1,553,073
Retained earnings ............................................       584,009        223,926
Accumulated other comprehensive loss, net ....................      (246,235)       (68,832)
                                                                 -----------    -----------
Total stockholders' equity ...................................     2,294,283      1,708,167
                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 7,133,534    $ 4,793,972
                                                                 ===========    ===========

 The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

MIDAMERICAN ENERGY HOLDINGS COMPANY                                 SCHEDULE I
PARENT COMPANY ONLY (CONTINUED)
CONDENSED STATEMENTS OF OPERATIONS
For the three years ended December 31, 2002
(Amounts in thousands)

                                                                    2002       2001         2000
                                                                  --------   ---------    --------
Revenue:
Equity in undistributed earnings of subsidiary companies
and joint ventures ............................................   $460,631   $ 608,896    $390,194
Cash dividends and distributions from subsidiary
companies and joint ventures ..................................    351,847      87,625      96,342
Interest and other income .....................................     18,243       2,248      13,818
                                                                  --------   ---------    --------
Total revenue .................................................    830,721     698,769     500,354
                                                                  --------   ---------    --------

COSTS AND EXPENSES:
General and administration ....................................     29,368      41,078      45,089
Depreciation and amortization .................................        815      31,537      25,716
Interest, net of capitalized interest .........................    173,240     148,680     141,891
                                                                  --------   ---------    --------
Total costs and expenses ......................................    203,423     221,295     212,696
                                                                  --------   ---------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES ......................    627,298     477,474     287,658
Provision for income taxes ....................................     99,588     250,064      84,285
                                                                  --------   ---------    --------
INCOME BEFORE MINORITY INTEREST ...............................    527,710     227,410     203,373
Minority interest .............................................    147,667      80,137      70,804
                                                                  --------   ---------    --------
INCOME BEFORE AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE ................................    380,043     147,273     132,569
Cumulative effect of change in accounting principle, net of tax       --        (4,604)       --
                                                                  --------   ---------    --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ...................   $380,043   $ 142,669    $132,569
                                                                  ========   =========    ========

The notes to the consolidated MEHC financial  statements are an integral part of this financial statement schedule.

MIDAMERICAN ENERGY HOLDINGS COMPANY                                  SCHEDULE I
PARENT COMPANY ONLY (CONTINUED)
CONDENSED STATEMENTS OF CASH FLOWS
For the three years ended December 31, 2002
(Amounts in thousands)

                                                           2002           2001         2000
                                                        -----------    ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES ................   $  (188,300)   $(272,906)   $  (299,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in advances to and investments in
subsidiaries and joint ventures .....................    (1,692,742)     204,118        143,052
Acquisition of MEHC (Predecessor) ...................          --           --       (2,048,266)
Other, net ..........................................        10,307       (5,297)        28,458
                                                        -----------    ---------    -----------
Net cash flows from investing activities ............    (1,682,435)     198,821     (1,876,756)
                                                        -----------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stock        402,000         --        1,428,024
Proceeds from issuance of trust preferred securities      1,273,000         --          454,772
Proceeds from issuances of parent company debt ......       700,000         --             --
Repayments of parent company debt ...................          --            (32)          --
Net (repayment of) proceeds from revolver ...........      (153,500)      68,500         85,000
Other ...............................................       (32,660)         (82)       (23,893)
                                                        -----------    ---------    -----------
Net cash flows from financing activities ............     2,188,840       68,386      1,943,903
                                                        -----------    ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        318,105       (5,699)      (232,715)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......         2,524        8,223        240,938
                                                        -----------    ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............   $   320,629    $   2,524    $     8,223
                                                        ===========    =========    ===========
SUPPLEMENTAL DISCLOSURES:
Interest paid, net of interest capitalized ..........   $   164,267    $ 148,999    $   144,147
                                                        ===========    =========    ===========
Income taxes paid ...................................   $   101,225    $ 133,139    $    94,405
                                                        ===========    =========    ===========

  The notes to the consolidated  MEHC financial  statements are an integral part of this financial statement schedule.

                                                                   SCHEDULE II

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

         COLUMN A                               COLUMN B                 COLUMN C                COLUMN D     COLUMN E
         --------                               ----------   ---------------------------------   --------     ----------
                                                BALANCE AT               ADDITIONS
                                                             ---------------------------------                BALANCE AT
                                                BEGINNING     CHARGED     OTHER    ACQUISITION                   END
         Description                             OF YEAR     TO INCOME   ACCOUNTS  RESERVES (2)  DEDUCTIONS    OF YEAR
         -----------                            ---------    ---------   --------  ------------  ----------   ----------
Reserves Deducted From Assets
To Which They Apply:

Reserve for uncollectible accounts receivable:

Year ended 2002 ..............................     $ 7,319     $27,782     $--      $10,142     $ (5,501)     $39,742

Year ended 2001 ..............................     $32,685     $17,061     $--      $  --       $(42,427)     $ 7,319

Year ended 2000 ..............................     $18,666     $40,024     $--      $  --       $(26,005)     $32,685

Reserves Not Deducted From Assets (1):

Year ended 2002 ..............................     $13,631     $ 2,798     $247     $  --       $ (5,695)     $10,981

Year ended 2001 ..............................     $25,063     $ 5,046     $--      $  --       $(16,478)     $13,631

Year ended 2000 ..............................     $17,696     $10,832     $--      $  --       $ (3,465)     $25,063

             The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.


(1) Reserves not deducted from assets include estimated liabilities for losses retained by MEHC for workers compensation, public liability and property damage claims

(2) Acquisition reserves represent the reserves recorded at Kern River and Northern Natural Gas at the date of acquisition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Des Moines, State of Iowa, on this 31st day of March 2003.


                                      MIDAMERICAN ENERGY HOLDINGS COMPANY


                                      /s/ David L. Sokol*
                                      --------------------
                                          David L. Sokol
                                      Chairman of the Board and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                                Date
    ---------                                                ----

/s/  David L. Sokol*                                         March 31, 2003
-------------------
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/  Gregory E. Abel*                                        March 31, 2003
---------------------
Gregory E. Abel
President, Chief Operating Officer and Director


/s/  Patrick J. Goodman*                                     March 31, 2003
------------------------
Patrick J. Goodman
Senior Vice President and
Chief Financial Officer


/s/  Edgar D. Aronson*                                       March 31, 2003
---------------------
Edgar D. Aronson
Director


/s/  Stanley J. Bright*                                      March 31, 2003
-----------------------
Stanley J. Bright
Director


/s/  Walter Scott, Jr.*                                      March 31, 2003
-----------------------
Walter Scott, Jr.
Director

/s/  Marc D. Hamburg*                                        March 31, 2003
--------------------
Marc D. Hamburg
Director


/s/  Warren E. Buffett*                                      March 31, 2003
----------------------
Warren E. Buffett
Director


/s/  John K. Boyer*                                          March 31, 2003
------------------
John K. Boyer
Director


/s/  W. David Scott*                                         March 31, 2003
-------------------
W. David Scott
Director


/s/  Richard R. Jaros*                                       March 31, 2003
---------------------
Richard R. Jaros
Director


*By:/s/  Douglas L. Anderson                                 March 31, 2003
----------------------------
         Douglas L. Anderson
         Attorney-in-Fact

                     SECTION 302 CERTIFICATION FOR FORM 10-K


CERTIFICATIONS
--------------


I, David L. Sokol, certify that:


1. I have reviewed this annual report on Form 10-K of MidAmerican Energy Holdings Company;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report its conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on its most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                             /s/ David L. Sokol
                             -----------------------
                                 David L. Sokol
                             Chief Executive Officer

                     SECTION 302 CERTIFICATION FOR FORM 10-K


CERTIFICATIONS
--------------


I, Patrick J. Goodman, certify that:


1. I have reviewed this annual report on Form 10-K of MidAmerican Energy Holdings Company;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report its conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on its most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                            /s/ Patrick J. Goodman
                            -------------------------
                               Patrick J. Goodman
                            Senior Vice President and
                             Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT NO.       DESCRIPTION
 -----------       -----------

3.1 Amended and Restated Articles of Incorporation of the Company effective March 6, 2002 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31,
          1999).

4.1 Indenture, dated as of October 4, 2002, by and between the Company and The Bank of New York, relating to the 4.625% Senior Notes due 2007 and the 5.875% Senior Notes due 2012 (incorporated by reference to Exhibit
          4.1 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.2 First Supplemental Indenture, dated as of October 4, 2002, by and between the Company and The Bank of New York, relating to the 4.625% Senior Notes due 2007 and the 5.875% Senior Notes due 2012
          (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.3 Registration Rights Agreement, dated as of October 1, 2002, by and between the Company and Credit Suisse First Boston (as Representative for the Initial Purchasers) (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.4 Indenture for the 6 1/4% Convertible Junior Subordinated Debentures due 2012, dated as of February 26, 1997, between the Company, as issuer, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.129 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

4.5 Indenture, dated as of October 15, 1997, among the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 23, 1997).

4.6 Form of First Supplemental Indenture for the 7.63% Senior Notes in the principal amount of $350,000,000 due 2007, dated as of October 28, 1997, among the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 23, 1997).

4.7 Form of Second Supplemental Indenture for the 6.96% Senior Notes in the principal amount of $215,000,000 due 2003, 7.23% Senior Notes in the principal amount of $260,000,000 due 2005, 7.52% Senior Notes in the principal amount of $450,000,000 due 2008, and 8.48% Senior Notes in the principal amount of $475,000,000 due 2028, dated as of September 22, 1998 between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 17, 1998.)

4.8 Form of Third Supplemental Indenture for the 7.52% Senior Notes in the principal amount of $100,000,000 due 2008, dated as of November 13, 1998, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated November 10, 1998).

4.9 Indenture, dated as of March 14, 2000, among the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

4.10 Subscription Agreement, dated as of March 14, 2000, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

4.11 Indenture, dated as of March 12, 2002, between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit
          4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.12 Subscription Agreement, dated as of March 7, 2002, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.13 Subscription Agreement, dated as of March 12, 2002, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.14 Amended and Restated Declaration of Trust of MidAmerican Capital Trust III, dated as of August 16, 2002 (incorporated by reference to Exhibit
          4.14 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.15 Amended and Restated Declaration of Trust of MidAmerican Capital Trust II, dated as of March 12, 2002 (incorporated by reference to Exhibit
          4.15 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.16 Amended and Restated Declaration of Trust of MidAmerican Capital Trust I, dated as of March 14, 2000 (incorporated by reference to Exhibit
          4.16 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.17 Indenture, dated as of August 16, 2002, between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit
          4.17 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

4.18 Subscription Agreement, dated as of August 16, 2002, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.18 of the Company's Registration Statement No. 333-101699 dated December 6,
          2002).

4.19 Shareholders Agreement, dated as of March 14, 2000 (incorporated by reference to Exhibit 4.19 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

10.1 Employment Agreement between the Company and David L. Sokol, dated May 10, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

10.2      Amendment  No. 1 to the  Amended  and  Restated  Employment  Agreement
          between the Company and David L. Sokol, dated March 14, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

10.3 Non-Qualified Stock Options Agreements of David L. Sokol, dated March 14, 2000 (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

10.4 Amended and Restated Employment Agreement between the Company and Gregory E. Abel, dated May 10, 1999 (incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

10.5 Non-Qualified Stock Options Agreements of Gregory E. Abel, dated March 14, 2000 (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

10.6 Employment Agreement between the Company and Patrick J. Goodman, dated April 21, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A for the year ended December 31,
          1999).

10.7 MidAmerican Energy Holdings Company Long Term Incentive Partnership Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

10.8 125 MW Power Plant-Upper Mahiao Agreement, dated September 6, 1993, between PNOC-Energy Development Corporation and Ormat, Inc. as amended by the First Amendment to 125 MW Power Plant Upper Mahiao Agreement, dated as of January 28, 1994, the Letter Agreement dated February 10, 1994, the Letter Agreement dated February 18, 1994 and the Fourth Amendment to 125 MW Power Plant-Upper Mahiao Agreement, dated as of March 7, 1994 (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

10.9 Credit Agreement, dated April 8, 1994, among CE Cebu Geothermal Power Company, Inc., the Banks thereto, Credit Suisse as Agent (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.10 Credit Agreement, dated as of April 8, 1994, between CE Cebu Geothermal Power Company, Inc., Export-Import Bank of the United States (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.11 Pledge Agreement, dated as of April 8, 1994, among CE Philippines Ltd, Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. (incorporated by reference to Exhibit
          10.98 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.12 Overseas Private Investment Corporation Contract of Insurance, dated April 8, 1994, between the Overseas Private Investment Corporation and the Company through its subsidiaries CE International Ltd., CE Philippines Ltd., and Ormat-Cebu Ltd. (incorporated by reference to
          Exhibit 10.99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                                      -117

10.13 180 MW Power Plant-Mahanagdong Agreement, dated September 18, 1993, between PNOC-Energy Development Corporation and CE Philippines Ltd. and the Company, as amended by the First Amendment to Mahanagdong Agreement, dated June 22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong Agreement, dated March 3, 1995 (incorporated by reference to Exhibit 10.100 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.14 Credit Agreement, dated as of June 30, 1994, among CE Luzon Geothermal Power Company, Inc., American Pacific Finance Company, the Lenders party thereto, and Bank of America National Trust and Savings Association as Administrative Agent (incorporated by reference to Exhibit 10.101 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.15     Credit  Agreement,  dated  as of  June  30,  1994,  between  CE  Luzon
          Geothermal Power Company, Inc. and Export-Import Bank of the United States (incorporated by reference to Exhibit 10.102 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.16 Finance Agreement, dated as of June 30, 1994, between CE Luzon Geothermal Power Company, Inc. and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.103 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

10.17 Pledge Agreement, dated as of June 30, 1994, among CE Mahanagdong Ltd., Kiewit Energy International (Bermuda) Ltd., Bank of America National Trust and Savings Association as Collateral Agent and CE Luzon Geothermal Power Company, Inc. (incorporated by reference to
          Exhibit 10.104 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.18 Overseas Private Investment Corporation Contract of Insurance, dated July 29, 1994, between Overseas Private Investment Corporation and the Company, CE International Ltd., CE Mahanagdong Ltd. and American Pacific Finance Company and Amendment No. 1, dated August 3, 1994 (incorporated by reference to Exhibit 10.105 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.19 231 MW Power Plant-Malitbog Agreement, dated September 10, 1993, between PNOC- Energy Development Corporation and Magma Power Company and the First and Second Amendments thereto, dated December 8, 1993 and March 10, 1994, respectively (incorporated by reference to Exhibit
          10.106 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.20 Credit Agreement, dated as of November 10, 1994, among Visayas Power Capital Corporation, the Banks parties thereto and Credit Suisse, as Bank Agent (incorporated by reference to Exhibit 10.107 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

10.21 Finance Agreement, dated as of November 10, 1994, between Visayas Geothermal Power Company and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.108 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.22 Pledge and Security Agreement, dated as of November 10, 1994, among Broad Street Contract Services, Inc., Magma Power Company, Magma Netherlands B.V. and Credit Suisse, as Bank Agent (incorporated by reference to Exhibit 10.109 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.23 Overseas Private Investment Corporation Contract of Insurance, dated December 21, 1994, between Overseas Private Investment Corporation and Magma Netherlands, B.V. (incorporated by reference to Exhibit 10.110 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.24 Agreement as to Certain Common Representations, Warranties, Covenants and Other Terms, dated November 10, 1994, between Visayas Geothermal Power Company, Visayas Power Capital Corporation, Credit Suisse, as Bank Agent, Overseas Private Investment Corporation and the Banks named therein (incorporated by reference to Exhibit 10.111 to the Company's 1994 Annual Report on Form 10-K for the year ended December 31, 1993).

10.25 Trust Indenture, dated as of November 27, 1995, between the CE Casecnan Water and Energy Company, Inc. and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1 to CE Casecnan Water and Energy Company, Inc.'s Registration Statement on Form S-4 dated January 25, 1996).

10.26 Amended and Restated Casecnan Project Agreement, dated June 26, 1995, between the National Irrigation Administration and CE Casecnan Water and Energy Company Inc. (incorporated by reference to Exhibit 10.1 to CE Casecnan Water and Energy Company, Inc.'s Registration Statement on Form S-4 dated January 25, 1996).

10.27 Term Loan and Revolving Facility Agreement, dated as of October 28, 1996, among CE Electric UK Holdings, CE Electric UK plc and Credit Suisse (incorporated by reference to Exhibit 10.130 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.28 Indenture and First Supplemental Indenture, dated March 11, 1999, between MidAmerican Funding LLC and IBJ Whitehall Bank & Trust Company and the First Supplement thereto relating to the $700 million Senior Notes and Bonds (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.29 General Mortgage Indenture and Deed of Trust, dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4(b)-1 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654).

10.30 First Supplemental Indenture, dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4(b)-2 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654).

10.31 Second Supplemental Indenture, dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4(b)-3 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654).

10.32 Third Supplemental Indenture, dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4.4 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654).

10.33 Fourth Supplemental Indenture, dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.5 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654).

10.34 Fifth Supplemental Indenture, dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.6 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654).

10.35 Sixth Supplemental Indenture, dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.15 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11505).

10.36 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947 (incorporated by reference to Exhibit 7B filed by Iowa-Illinois Gas and Electric Company as part of Commission File No. 2-6922).

10.37 Sixth Supplemental Indenture, dated as of July 1, 1967 (incorporated by reference to Exhibit 2.08 filed by Iowa-Illinois Gas and Electric Company as part of Commission File No. 2-28806).

10.38 Twentieth Supplemental Indenture, dated as of May 1, 1982 (incorporated by reference to Exhibit 4.B.23 to the Iowa-Illinois Gas and Electric Company Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No. 1-3573).

10.39     Resignation   and   Appointment   of  successor   Individual   Trustee
          (incorporated by reference to Exhibit 4.B.30 filed by Iowa-Illinois Gas and Electric Company as part of Commission File No. 33-39211).

10.40 Twenty-Eighth Supplemental Indenture, dated as of May 15, 1992 (incorporated by reference to Exhibit 4.31.B to the Iowa-Illinois Gas and Electric Company Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573).

10.41     Intentionally left blank.

10.42 Thirtieth Supplemental Indenture, dated as of October 1, 1993 (incorporated by reference to Exhibit 4.34.A to the Iowa-Illinois Gas and Electric Company Current Report on Form 8-K, dated October 7, 1993, Commission File No. 1-3573).

10.43 Thirty-First Supplemental Indenture, dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.16 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended dated December 31, 1995, Commission File No. 1-11505).

10.44 Power Sales Contract, dated September 22, 1967, between Iowa Power Inc. and Nebraska Public Power District (incorporated by reference to
          Exhibit 4-C-2 filed by Iowa Power Inc. as part of Registration Statement No. 2-27681).

10.45 Amendments Nos. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (incorporated by reference to Exhibit 4-C-2a filed by Iowa Power Inc. as part of Registration Statement No. 2-35624).

10.46 Amendment No. 3, dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (incorporated by reference to Exhibit 5-C-2-b filed by Iowa Power Inc. as part of Registration Statement No. 2-42191).

10.47 Amendment No. 4, dated March 28, 1974, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967 (incorporated by reference to Exhibit 5-C-2-c filed by Iowa Power Inc. as part of Registration Statement No. 2-51540).

10.48 Amendment No. 5, dated September 2, 1997, to the Power Sales Contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967 (incorporated by reference to Exhibit 10.2 to the former MidAmerican Energy Holdings Company and MidAmerican Energy Company respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 333-90553 and 1-11505, respectively).

10.49 Amendment No. 6, dated July 31, 2002, to the Power Sales Contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967 (incorporated by reference to Exhibit 10.1 to the MidAmerican Funding, LLC and MidAmerican Energy Company respective Quarterly Reports on the combined Form 10-Q for the quarter ended June 20, 2002, Commission File Nos. 1-12459 and 1-11505, respectively).

10.50 CalEnergy Company, Inc. Voluntary Deferred Compensation Plan, effective December 1, 1997, First Amendment, dated as of August 17, 1999, and Second Amendment effective March 2000 (incorporated by reference to Exhibit 10.50 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

10.51 MidAmerican Energy Holdings Company Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of the Company's Registration Statement No. 333-101699 dated December 6,
          2002).

10.52 MidAmerican Energy Company First Amended and Restated Supplemental Retirement Plan for Designated Officers dated as of May 10, 1999 (incorporated by reference to Exhibit 10.52 of the Company's Registration Statement No. 333-101699 dated December 6, 2002).

10.53 MidAmerican Energy Company Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

10.54 MidAmerican Energy Holdings Company Restated Deferred Compensation Plan-Board of Directors (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.55 MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan-Board of Directors (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999).

10.56 Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654).

10.57 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654).

10.58 Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan for Designated Officers, as amended as of July 28, 1994 (incorporated by reference to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-3573).

10.59 Iowa-Illinois Gas and Electric Company Compensation Deferral Plan for Designated Officers, as amended as of July 1, 1993 (incorporated by reference to Exhibit 10.K.2 to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573).

10.60 Iowa-Illinois Gas and Electric Company Compensation Deferral Plan for Key Employees, dated as of April 26, 1991 (incorporated by reference to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-3573).

10.61 Iowa-Illinois Gas and Electric Company Board of Directors' Compensation Deferral Plan (incorporated by reference to Exhibit 10.K.4 to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573).

10.62 Iowa Utilities Board Settlement Agreement among MidAmerican Energy Company, Office of Consumer Advocate, Iowa Energy Consumers, Aluminum Company of America, Deere & Company, Cargill Inc., U.S. Gypsum
          Company, Interstate Power Company and IES Utilities, Inc. (incorporated by reference to Exhibit 10.16 to the MidAmerican Funding, LLC and MidAmerican Energy Company respective Annual Reports on the combined Form 10-K for the year ended December 31, 2000, Commission File Nos. 333-90553 and 1-11505, respectively).

10.63 Share Sale Agreement, dated as of August 6, 2001, among NPower Yorkshire Limited, Innogy Holdings plc, CE Electric UK plc and Northern Electric plc (incorporated by reference to Exhibit 10.63 of the Company's Registration Statement No. 333-101699 dated December 6,
          2002).

10.64 Purchase Agreement, dated as of March 7, 2002, among The Williams Companies, Inc., Williams Gas Pipeline Company, LLC, Williams Western Pipeline Company LLC, Kern River Acquisition, LLC and the Company, KR Holding, LLC, KR Acquisition 1, LLC and KR Acquisition 2, LLC (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 28, 2002).

10.65 Stock Purchase Agreement, dated as of March 7, 2002, among The Williams Companies, Inc., MEHC Investment, Inc. and the Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 28, 2002).

10.66 Completion Guarantee, dated as of June 21, 2002, given by the Company to Union Bank of California, Administrative Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 27, 2002).

10.67 Purchase and Sale Agreement, dated as of July 28, 2002, between Dynegy Inc., NNGC Holding Company, Inc. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 30, 2002).

21.1      Subsidiaries of the Registrant.

24.1      Power of Attorney.

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.