Form 10-Q
period 2003-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2003-05-12
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                       Iowa                                 94-2213782
          ------------------------------                    ----------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)


      666 Grand Avenue, Des Moines, Iowa                       50309
      ----------------------------------                       -----
     (Address of principal executive offices)                (Zip Code)

                                 (515) 242-4300
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of May 12, 2003, 9,281,087 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.............................................   3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  17
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  25
Item 4.    Controls and Procedures..........................................  25

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................  26
Item 2.    Changes in Securities and Use of Proceeds........................  26
Item 3.    Defaults Upon Senior Securities..................................  26
Item 4.    Submission of Matters to a Vote of Security Holders..............  26
Item 5.    Other Information................................................  26
Item 6.    Exhibits and Reports on Form 8-K.................................  26

SIGNATURES .................................................................  27
CERTIFICATIONS..............................................................  28
EXHIBIT INDEX...............................................................  30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
May 8, 2003

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          AS OF
                                                              -----------------------------
                                                                MARCH 31,      DECEMBER 31,
                                                                  2003             2002
                                                              ------------     ------------
                                                              (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................  $    852,868     $    844,430
  Restricted cash and short-term investments ...............        72,695           50,808
  Accounts receivable, net .................................       734,901          707,731
  Inventories ..............................................        62,326          126,938
  Other current assets .....................................       238,454          212,888
                                                              ------------     ------------
    Total current assets ...................................     1,961,244        1,942,795
                                                              ------------     ------------
Properties, plants and equipment, net ......................    10,135,056        9,898,796
Excess of cost over fair value of net assets acquired ......     4,259,574        4,258,132
Regulatory assets, net .....................................       568,882          415,804
Other investments ..........................................       444,679          446,732
Equity investments .........................................       278,755          273,707
Deferred charges and other assets ..........................       760,770          780,489
                                                              ------------     ------------
TOTAL ASSETS ...............................................  $ 18,408,960     $ 18,016,455
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................  $    418,367     $    462,960
  Accrued interest .........................................       182,348          192,015
  Accrued taxes ............................................        93,622           75,097
  Other accrued liabilities ................................       518,838          457,058
  Short-term debt ..........................................        70,932           79,782
  Current portion of long-term debt ........................       364,358          470,213
                                                              ------------     ------------
    Total current liabilities ..............................     1,648,465        1,737,125
                                                              ------------     ------------
Other long-term accrued liabilities ........................     1,275,554        1,100,917
Parent company debt ........................................     2,325,756        2,324,456
Subsidiary and project debt ................................     7,231,794        7,077,087
Deferred income taxes ......................................     1,284,195        1,238,421
                                                              ------------     ------------
  Total liabilities ........................................    13,765,764       13,478,006
                                                              ------------     ------------

Deferred income ............................................        77,695           80,078
Minority interest ..........................................         6,533            7,351
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts ..........................     2,063,935        2,063,412
Preferred securities of subsidiaries .......................        93,028           93,325

Commitments and contingencies (Note 6)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized
  50,000 shares, no par value, 41,263 shares outstanding ...            --               --
Common stock - authorized 60,000 shares, no par value,
  9,281 shares issued and outstanding ......................            --               --
Additional paid-in capital .................................     1,956,509        1,956,509
Retained earnings ..........................................       714,645          584,009
Accumulated other comprehensive loss .......................      (269,149)        (246,235)
                                                              ------------     ------------
  Total stockholders' equity ...............................     2,402,005        2,294,283
                                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................  $ 18,408,960     $ 18,016,455
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                               --------------------------
                                                                  2003           2002
                                                               -----------    -----------
                                                                      (UNAUDITED)
REVENUE:
  Operating revenue ........................................   $ 1,562,834    $ 1,041,752
  Income on equity investments .............................         7,455         14,120
  Interest and dividend income .............................        13,871          8,355
  Other income .............................................        19,794          5,350
                                                               -----------    -----------
    Total revenue ..........................................     1,603,954      1,069,577
                                                               -----------    -----------

COSTS AND EXPENSES:
  Cost of sales ............................................       672,750        409,283
  Operating expense ........................................       356,493        279,667
  Depreciation and amortization ............................       141,849        126,244
  Interest expense .........................................       186,845        141,300
  Capitalized interest .....................................       (15,532)        (6,647)
                                                               -----------    -----------
    Total costs and expenses ...............................     1,342,405        949,847
                                                               -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES ...................       261,549        119,730
  Provision for income taxes ...............................        73,000         29,130
                                                               -----------    -----------
INCOME BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS ....       188,549         90,600
  Minority interest and preferred dividends ................        57,913         25,851
                                                               -----------    -----------
NET INCOME AVAILABLE TO COMMON AND PREFERRED STOCKHOLDERS ..   $   130,636    $    64,749
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         -----------------------
                                                                            2003         2002
                                                                         ---------    ----------
                                                                               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................   $ 130,636    $   64,749
  Adjustments to reconcile net cash flows from operating activities:
    Income in excess of distributions on equity investments ..........      (3,541)      (11,745)
    Depreciation and amortization ....................................     141,849       126,244
    Amortization of deferred financing costs .........................       9,555         9,005
    Amortization of regulatory assets and liabilities and other ......      (9,709)       (1,656)
    Provision for deferred income taxes ..............................      58,923         4,797
    Changes in other items:
      Accounts receivable, net .......................................     (20,651)     (137,731)
      Other current assets ...........................................      53,018        54,595
      Accounts payable and other accrued liabilities .................      14,896        44,164
      Accrued interest ...............................................      (9,357)       28,551
      Accrued taxes ..................................................      15,291       (15,560)
      Deferred income ................................................      (2,214)         (492)
    Other ............................................................       7,097        17,701
                                                                         ---------    ----------
    Net cash flows from operating activities .........................     385,793       182,622
                                                                         ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired .................................     (36,575)     (493,696)
  Purchase of convertible preferred securities .......................          --      (275,000)
  Capital expenditures relating to operating projects ................    (133,845)      (95,673)
  Construction and other development costs ...........................    (244,033)      (22,372)
  (Increase) decrease in restricted cash and investments .............        (603)        5,423
  Other ..............................................................     (28,944)       (5,372)
                                                                         ---------    ----------
    Net cash flows from investing activities .........................    (444,000)     (886,690)
                                                                         ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subsidiary and project debt ..........................     287,572       395,428
  Proceeds from parent company debt ..................................          --       120,500
  Repayments of subsidiary and project debt ..........................    (211,268)      (11,092)
  Net repayment of subsidiary short-term debt ........................      (8,850)      (46,195)
  Proceeds from issuance of trust preferred securities ...............          --       323,000
  Proceeds from issuance of common and preferred stock ...............          --       402,000
  Redemption of preferred securities of subsidiaries .................        (294)     (100,320)
  Increase in restricted cash ........................................     (21,887)      (23,012)
  Other ..............................................................      28,276       (31,113)
                                                                         ---------    ----------
    Net cash flows from financing activities .........................      73,549     1,029,196
                                                                         ---------    ----------
  Effect of exchange rate changes ....................................      (6,904)       (6,394)
                                                                         ---------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................       8,438       318,734
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................     844,430       386,745
                                                                         ---------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $ 852,868    $  705,479
                                                                         =========    ==========

SUPPLEMENTAL DISCLOSURE:
  Interest paid, net of interest capitalized .........................   $ 172,181    $  146,222
                                                                         =========    ==========
  Income taxes paid ..................................................   $     280    $   20,167
                                                                         =========    ==========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries ("MEHC" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of MidAmerican Energy Holdings Company and its wholly and majority owned subsidiaries. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence, are accounted for under the equity method. Investments where the Company's ability to influence is limited are accounted for under the cost method of accounting.

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassification did not impact previously reported net income or retained earnings.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003 the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement was immaterial.

The Company's review of its regulated entities identified legal retirement obligations for nuclear decommissioning, wet and dry ash landfills and offshore and minor lateral pipeline facilities. On January 1, 2003, the Company recorded $289.3 million of asset retirement obligation ("ARO") liabilities; $13.9 million of ARO assets, net of accumulated depreciation; $114.6 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities nuclear station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded at December 31, 2002. The adoption of this statement did not have a material impact on the operations of the regulated entities, as the effects were offset by the establishment of regulatory assets, totaling $114.6 million, pursuant to SFAS No. 71.

During the three-month period ended March 31, 2003, the Company recorded, as a regulatory asset, accretion related to the ARO liability of $4.2 million resulting in an ARO liability balance of $293.5 million at March 31, 2003.

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company and its subsidiaries are evaluating the impact of adopting the requirements of SFAS 149.

3.  PROPERTIES, PLANTS AND EQUIPMENT, NET

Properties, plants and equipment, net comprise the following (in thousands):

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003            2002
                                                               -----------    ------------

     Properties, plants and equipment, net:
     Utility generation and distribution system ............   $ 8,226,590    $ 8,165,140
     Interstate pipelines' assets ..........................     2,291,482      2,260,145
     Independent power plants ..............................     1,415,538      1,410,170
     Mineral and gas reserves and exploration assets .......       508,062        500,422
     Utility non-operational assets ........................       381,269        370,811
     Other assets ..........................................       136,343        131,577
                                                               -----------    -----------
     Total operating assets ................................    12,959,284     12,838,265
     Accumulated depreciation and amortization .............    (4,261,446)    (4,109,954)
                                                               -----------    -----------
     Net operating assets ..................................     8,697,838      8,728,311
     Construction in progress ..............................     1,437,218      1,170,485
                                                               -----------    -----------
     Properties, plants and equipment, net .................   $10,135,056    $ 9,898,796
                                                               ===========    ===========

Construction in Progress
------------------------

Kern River Gas Transmission Company ("Kern River") completed the construction of its 2003 Expansion Project at a total cost of approximately $1.2 billion. The expansion, which was placed into operation on May 1, 2003, increased the design capacity of the existing Kern River pipeline by 885,626 decatherms per day to 1,755,626 decatherms per day.

4.  INVESTMENT IN CE GENERATION

The equity investment in CE Generation LLC ("CE Generation") at March 31, 2003 and December 31, 2002 was approximately $247.4 million and $244.9 million, respectively. During the three-month period ended March 31, 2003 and 2002, the Company recorded income from its investment in CE Generation of $2.3 million and $7.2 million, respectively.

5.  DEBT ISSUANCES AND REDEMPTIONS

On January 14, 2003, MidAmerican Energy Company ("MidAmerican Energy") issued $275.0 million of 5.125% medium-term notes due in 2013. The proceeds were used to refinance existing debt and for other corporate purposes.

On May 1, 2003, Kern River Funding Corporation, a wholly owned subsidiary of Kern River, issued $836 million of its 4.893% Senior Notes with a final maturity on April 30, 2018. The proceeds were used to repay all of the approximately $815 million of outstanding borrowings under Kern River's $875 million credit facility. Kern River entered into this credit facility in 2002 to finance the construction of the 2003 Expansion Project. The credit facility was canceled and a completion guarantee issued by the Company in favor of the lenders as part of the credit facility terminated upon completion of the 2003 Expansion Project.

On April 23, 2003, Yorkshire Power Group Limited, a wholly owned subsidiary of MEHC, reported that it had authorized the redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% Trust Securities, due June 30, 2038. The Trust Securities will be redeemed on June 9, 2003, at a redemption price of 100% of the principal amount ($25 liquidation amount per each Trust Security) plus accrued distributions of $0.381555555 per Trust Security to the redemption date. The redemption price will be paid to holders of the Trust Security on the redemption date. At March 31, 2003 and December 31, 2002, $250.5 million and $249.7 million, respectively, of the Trust Securities are included in subsidiary and project debt.

6.  COMMITMENTS AND CONTINGENCIES

Manufactured Gas Plants
-----------------------

The United States Environmental Protection Agency ("EPA") and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute an environmental or health risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is currently conducting field investigations at 21 sites, has conducted interim removal actions at 14 sites and has received regulatory closure on two sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $54 million. As of March 31, 2003, MidAmerican Energy has recorded a $21 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be paid or incurred over the next four years.

The estimate of probable remediation costs is established on a site-specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remedial costs is accrued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board ("IUB"), and are recorded as a regulatory liability.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position or results of operations.

Air Quality
-----------

In July 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). The standards were subjected to legal proceedings, and in February 2001, the United States Supreme Court upheld the constitutionality of the standards, though remanding the issue of implementation of the ozone standard to the EPA. As a result of a decision rendered by the United States Circuit Court of Appeals for the District of Columbia, the EPA is moving forward in implementation of the ozone and fine particulate standards and is analyzing existing monitored data to determine attainment status.


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

The ozone and fine particulate matter standards could, in whole or in part, be superceded by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level. In July 2002, legislation was introduced in Congress to implement the Administration's "Clear Skies Initiative," calling for reduction in emissions of sulfur dioxide, nitrogen oxides and mercury through a cap-and-trade system. Reductions would begin in 2008 with additional emission reductions being phased in through 2018.

While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing regulated emissions from its generating facilities in a cost-effective manner. MidAmerican Energy expects the IUB to rule on the prudence of the multi-year plan and budget in 2003.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the New Source Review and the New Source Performance Standards of the Clean Air Act. In December 2002, MidAmerican Energy received a request from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy has responded to this request and at this time cannot predict the outcome of this request.

Nuclear Decommissioning Costs
-----------------------------

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2003 through 2007 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 60% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statements of Income. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Pipeline Litigation
-------------------

In 1998, the United States Department of Justice informed the then current owners of Kern River and Northern Natural Gas Company ("Northern Natural Gas") that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against such entities and certain of their subsidiaries including Kern River and Northern Natural Gas. Mr. Grynberg has also filed claims against numerous other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, civil penalties, attorneys' fees and costs. On April 9, 1999, the United States Department of Justice announced that it declined to intervene in any of the Grynberg qui tam cases, including the actions filed against Kern River and Northern Natural Gas in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation transferred the Grynberg qui tam cases, including the ones filed against Kern River and Northern Natural Gas, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint, filed by various defendants including Northern Natural Gas and The Williams Companies, Inc. ("Williams") which was the former owner of Kern River, were denied on May 18, 2001. On October 9, 2002, the United States District Court for the District of Wyoming dismissed Grynberg's Royalty Valuation Claims. On November 19, 2002, the Court denied Grynberg's motion for clarification dismissing royalty valuation claims. Grynberg has appealed this dismissal to the United States Court of Appeals for the Tenth Circuit. In connection with the purchase of Kern River from Williams in March 2002, Williams agreed to indemnify the Company against any liability for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. No such indemnification was obtained in connection with the purchase of Northern Natural Gas in August 2002. The Company believes that the Grynberg cases filed against Kern River and Northern Natural Gas are without merit and Williams, on behalf of Kern River pursuant to its indemnification, and Northern Natural Gas, intend to defend these actions vigorously.

On June 8, 2001, a number of interstate pipeline companies, including Kern River and Northern Natural Gas, were named as defendants in a nationwide class action lawsuit which had been pending in the 26th Judicial District, District Court, Stevens County Kansas, Civil Department against other defendants, generally pipeline and gathering companies, since May 20, 1999. The plaintiffs allege that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In November 2001, Kern River and Northern Natural Gas, along with the coordinating defendants, filed a motion to dismiss under Rules 9B and 12B of the Kansas Rules of Civil Procedure. In January 2002, Kern River and most of the coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. The court has yet to rule on these motions. The plaintiffs filed for certification of the plaintiff class on September 16, 2002. On January 13, 2003, oral arguments were heard on coordinating defendants' opposition to class certification. On April 10, 2003, the court entered an order denying the plaintiffs' motion for class certification. It is anticipated that the plaintiffs will appeal this decision. Williams has agreed to indemnify the Company against any liability associated with Kern River for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. Williams, on behalf of Kern River and other entities, anticipates joining with Northern Natural Gas and other defendants in contesting certification of the plaintiff class. Kern River and Northern Natural Gas believe that this claim is without merit and that Kern River's and Northern Natural Gas' gas measurement techniques have been in accordance with industry standards and its tariff.

Philippines
-----------

Casecnan Construction Contract

The CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") Project (the "Casecnan Project") was initially constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. On May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, CE
Casecnan entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa., (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the ICC.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of March 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at March 31, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The hearings have been rescheduled for June 30 through July 11, 2003.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

Casecnan NIA Arbitration

Under the terms of the Project Agreement, the Philippines National Irrigation Administration ("NIA") has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of March 31, 2003, CE Casecnan has paid approximately $58.1 million in taxes, which as a result of the foregoing provisions results in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month, related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the ICC.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer
("BOT") law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the

Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. CE Casecnan intends to vigorously contest all of NIA's assertions and counterclaims.

The three member arbitration panel has been confirmed by the ICC and an initial organizational hearing was held on April 28, 2003. Hearings on this matter are scheduled for July 2004.

Included in revenue, for the three months ended March 31, 2003 and 2002, were $5.5 million and $5.8 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. As of March 31, 2003 and December 31, 2002, the net receivable for the tax compensation piece of the Water Delivery Fees invoiced since the start of commercial operations totaled $29.8 million and $24.3 million, respectively.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on CE Casecnan cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in CE Casecnan MEHC purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. CE Casecnan believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

Philippine Political Risks

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog, and Mahanagdong projects have also reportedly been identified as raising financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine
Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company's Philippine Projects. CE Casecnan representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation.

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited BOT project for the development, construction and operation of the new Manila International Airport. Various members of Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO Consortium is unrelated to CE Casecnan or the Company. On March 4, 2003, PIATCO separately initiated an ICC arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or non-governmental organizations. In a public speech on November 29,

2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

On April 24, 2003 Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to `BB' from `BB+' as a result of S&P's downgrade of the Republic of the Philippines. The downgrade of the Philippines by S&P reflected the Country's growing debt burden and fiscal rigidity.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities.


7.  COMPREHENSIVE INCOME

The differences from net income to total comprehensive income for the Company are due to minimum pension liability adjustments, foreign currency translation adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income for the Company is shown in the table below (in thousands).


                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31
                                                                                ---------------------
                                                                                  2003         2002
                                                                                ---------    --------

     Net income .............................................................   $ 130,636    $ 64,749
     Other comprehensive income:
     Minimum pension liability adjustment, net of tax of $927................       2,164          --
     Foreign currency translation ...........................................     (30,171)    (28,515)
     Marketable securities, net of tax of $(83) and $(1,116), respectively ..        (133)     (2,158)
     Cash flow hedges, net of tax of $2,442 and $3,803, respectively ........       5,226       9,819
                                                                                ---------    --------
     Total comprehensive income .............................................   $ 107,722    $ 43,895
                                                                                =========    ========

8.  SEGMENT INFORMATION

The Company has identified seven reportable operating segments based on management structure: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK Funding, Inc. ("CE Electric UK"), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices of America, Inc. ("HomeServices"). Information related to the Company's reportable operating segments is shown below (in thousands).


                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                               --------------------------
                                                                  2003           2002
                                                               -----------    -----------
     OPERATING REVENUE:
       MidAmerican Energy ..................................   $   815,916    $   575,035
       Kern River ..........................................        39,030          2,198
       Northern Natural Gas ................................       170,002             --
       CE Electric UK ......................................       225,532        213,957
       CalEnergy Generation - Domestic .....................        11,233          5,105
       CalEnergy Generation - Foreign ......................        76,729         74,085
       HomeServices ........................................       257,988        174,566
                                                               -----------    -----------
         Segment operating revenue .........................     1,596,430      1,044,946
       Corporate/other .....................................       (33,596)        (3,194)
                                                               -----------    -----------
         Total operating revenue ...........................   $ 1,562,834    $ 1,041,752
                                                               ===========    ===========

     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
       MidAmerican Energy ..................................   $    89,892    $    70,288
       Kern River ..........................................        26,376            971
       Northern Natural Gas ................................        83,639             --
       CE Electric UK ......................................        84,773         60,967
       CalEnergy Generation - Domestic .....................        (5,858)        (2,289)
       CalEnergy Generation - Foreign ......................        34,532         30,693
       HomeServices ........................................         7,005           (129)
                                                               -----------    -----------
         Segment income before provision for income taxes ..       320,359        160,501
       Corporate/other .....................................       (58,810)       (40,771)
                                                               -----------    -----------
         Total income before provision for income taxes ....   $   261,549    $   119,730
                                                               ===========    ===========

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003           2002
                                                               -----------    -----------
     TOTAL ASSETS:
       MidAmerican Energy ..................................   $ 6,327,397    $ 6,025,452
       Kern River ..........................................     2,006,722      1,797,850
       Northern Natural Gas ................................     2,307,055      2,162,367
       CE Electric UK ......................................     4,649,245      4,714,459
       CalEnergy Generation - Domestic .....................       892,019        881,633
       CalEnergy Generation - Foreign ......................       994,617        974,852
       HomeServices ........................................       543,701        488,324
                                                               -----------    -----------
          Segment total assets .............................    17,720,756     17,044,937
       Corporate/other .....................................       688,204        971,518
                                                               -----------    -----------
          Total assets .....................................   $18,408,960    $18,016,455
                                                               ===========    ===========

The remaining differences from the segment amounts to the consolidated amounts described as "Corporate/other" relate principally to the corporate functions including administrative costs, corporate cash and related interest income, intersegment eliminations, and fair value adjustments relating to acquisitions. Total assets by segment includes the allocation of goodwill.

Excess of cost over fair value as of December 31, 2002 and changes for the period from January 1, 2003 through March 31, 2003 by segment are as follows (in thousands):


                                                              Northern                 CalEnergy
                                     MidAmerican     Kern      Natural   CE Electric   Generation-    Home-
                                       Energy        River       Gas         UK        Domestic      Services      Total
                                     -----------    -------   --------   -----------   -----------   --------   ----------

Goodwill at December 31, 2002......    $2,149,282   $32,547   $414,721   $1,195,321     $126,440     $339,821   $4,258,132
  Acquisitions/purchase
    price accounting adjustments...            -      1,353       (619)           -            -       15,747       16,481
  Translation adjustment...........            -          -          -      (15,039)           -            -     (15,039)
                                       ----------   -------   --------   ----------     --------     --------   ----------
Goodwill at March 31, 2003.........    $2,149,282   $33,900   $414,102   $1,180,282     $126,440     $355,568   $4,259,574
                                       ==========   =======   ========   ==========     ========     ========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of MidAmerican Energy Holdings Company ("MEHC" or the "Company"), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements. The Company's actual results in the future could differ significantly from the historical results.

FORWARD-LOOKING STATEMENTS

From time to time, MEHC may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MEHC's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts.
 These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MEHC has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

BUSINESS

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding, Inc. ("CE Electric UK") (which includes Northern Electric Distribution Ltd ("NED") and Yorkshire Electricity Distribution plc ("YED")), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices of America, Inc. ("HomeServices"). These platforms are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the effects of certain types of regulation, impairment of long-lived assets, contingent liabilities and the accounting for revenue. Actual results could differ from these estimates.

For additional discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003 the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement was immaterial.

The Company's review of its regulated entities identified legal retirement obligations for nuclear decommissioning, wet and dry ash landfills and offshore and minor lateral pipeline facilities. On January 1, 2003, the Company recorded $289.3 million of asset retirement obligation ("ARO") liabilities; $13.9 million of ARO assets, net of accumulated depreciation; $114.6 million of regulatory assets; and reclassified $1.0 million of accumulated depreciation to the ARO liability. The initial ARO liability recognized includes $266.5 million that pertains to obligations associated with the decommissioning of the Quad Cities nuclear station. The $266.5 million includes a $159.8 million nuclear decommissioning liability that had been recorded at December 31, 2002. The adoption of this statement did not have a material impact on the operations of the regulated entities, as the effects were offset by the establishment of regulatory assets, totaling $114.6 million, pursuant to SFAS No. 71.

During the three-month period ended March 31, 2003, the Company recorded, as a regulatory asset, accretion related to the ARO liability of $4.2 million resulting in an ARO liability balance of $293.5 million at March 31, 2003.

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149"). SFAS 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company and its subsidiaries are evaluating the impact of adopting the requirements of SFAS 149.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Operating revenue for the three-month period ended March 31, 2003 increased $521.0 million or 50.0% to $1,562.8 million from $1,041.8 million for the same period in 2002.

MidAmerican Energy operating revenue for the three-month period ended March 31, 2003 increased $240.9 million or 41.9% to $815.9 million from $575.0 million for the same period in 2002. The increase was primarily due to an increase in gas revenues of $225.6 million to $479.8 million for the three-month period ended March 31, 2003, resulting from higher gas prices and, to a lesser degree, higher volumes.

Kern River operating revenue for the three-month period ended March 31, 2003, increased $36.8 million to $39.0 million. Operating revenue in 2002 was recorded for Kern River beginning on March 27, 2002, the acquisition date.

Northern Natural Gas operating revenue for the three-month period ended March 31, 2003, was $170.0 million. As Northern Natural Gas was acquired on August 16, 2002, there was no revenue recorded during the three-month period ended March 31, 2002.

HomeServices operating revenue for the three-month period ended March 31, 2003, increased $83.4 million or 47.8% to $258.0 million from $174.6 million for the same period in 2002. The increase was due to the impact of 2002 acquisitions totaling $72.0 million and growth from existing operations, reflecting higher transaction volumes and average home sales prices.

Income on equity investments for the three-month period ended March 31, 2003 decreased $6.6 million or 46.8% to $7.5 million from $14.1 million for the same period in 2002. The decrease was primarily due to a common stock distribution from an energy investment fund in 2002.

Interest and dividend income for the three-month period ended March 31, 2003 increased $5.5 million or 65.5% to $13.9 million from $8.4 million for the same period in 2002. The increase is primarily due to dividends received on the investment in The Williams Company's preferred stock.

Other income for the three-month period ended March 31, 2003 increased $14.4 million to $19.8 million from $5.4 million for the same period in 2002. The increase was primarily due to the allowance for equity funds used during construction at Kern River and MidAmerican Energy.

Cost of sales for the three-month period ended March 31, 2003 increased $263.5 million or 64.4% to $672.8 million from $409.3 million for the same period in 2002. MidAmerican Energy's cost of sales increased $233.4 million due primarily to increased gas prices and the restructuring of the Cooper Nuclear Station ("Cooper") contract which increased cost of sales and decreased operating expenses. HomeServices' cost of sales increased $57.0 million due to the prior year acquisitions and higher commission expense on incremental sales at existing business units.

Operating expenses for the three-month period ended March 31, 2003 increased $76.8 million or 27.5% to $356.5 million from $279.7 million for the same period in 2002. The increase was primarily due to Northern Natural Gas operating expenses of $61.5 million and increased operating expenses at Kern River, due to the inclusion of operations for the entire quarter, of $10.1 million, partially offset by MidAmerican Energy's operating expenses decrease of $15.5 million, primarily due to the restructuring of the Cooper contract.

Depreciation and amortization for the three-month period ended March 31, 2003 increased $15.6 million or 12.4% to $141.8 million from $126.2 million for the same period in 2002. This was primarily due to depreciation of $11.3 million at Northern Natural Gas and increased depreciation of $4.4 million at Kern River.

Interest expense for the three-month period ended March 31, 2003 increased $45.5 million or 32.2% to $186.8 million from $141.3 million for the same period in 2002. The increase was primarily due to $20.5 million increased interest expense at Kern River due to the inclusion of operations for the entire quarter and additional borrowings for the expansion project, $14.7 million due to the acquisition of Northern Natural Gas and additional interest expense totaling $9.7 million on the Company's $700 million debt issuance in October 2002.

Capitalized interest for the three-month period ended March 31, 2003 increased $8.9 million to $15.5 million from $6.6 million for same period in 2002. The increase is primarily due to the capitalization of interest on the Kern River expansion project partially offset by the discontinuance of capitalizing interest at the Zinc Recovery Project.

The income tax provision for the three-month period ended March 31, 2003 increased $43.9 million to $73.0 million from $29.1 million for the same period in 2002. The effective tax rate for the three-month period ended March 31, 2003 increased to 27.9% from 24.3% for the same period in 2002. The increase in the effective rate was due to higher income at segments with higher tax rates.

Minority interest and preferred dividends for the three-month period ended March 31, 2003 increased $32.0 million to $57.9 million from $25.9 million for the same period in 2002. The increase was primarily due to the issuances of $323.0 million and $950.0 million of 11% trust preferred securities in March 2002 and August 2002, respectively.

Net income available to common and preferred stockholders for the three-month period ended March 31, 2003 increased $65.9 million to $130.6 million from $64.7 million for the same period in 2002.

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

The Company's cash and cash equivalents were $852.9 million at March 31, 2003, compared $844.4 million at December 31, 2002. Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of the Company will be available to satisfy the obligations of the Company or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and deferred charges and other assets, restricted cash and investments of $81.2 million and $58.7 million at March 31, 2003, and December 31, 2002, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations.

Cash flows from operating activities for the three-month period ended March 31, 2003 increased $203.2 million to $385.8 million from $182.6 million for the same period in 2002. The increase was primarily due to timing of changes in working capital and the positive impacts of the Kern River, Northern Natural Gas and HomeServices acquisitions.

The remaining decrease to cash and cash equivalents is primarily due to construction and development costs, capital expenditures related to operating projects and repayments of debt and other obligations offset by the issuance of subsidiary and project debt.

Kern River's 2003 Expansion Project
-----------------------------------

Kern River has completed the construction of its 2003 Expansion Project at a total cost of approximately $1.2 billion. The expansion, which was placed into operation on May 1, 2003, increased the design capacity of the existing Kern River pipeline by 885,626 decatherms per day to 1,755,626 decatherms per day.

Kern River Funding Corporation, a wholly owned subsidiary of Kern River, issued $836 million of its 4.893% Senior Notes with a final maturity on April 30, 2018. The proceeds were used to repay all of the approximately $815 million of outstanding borrowings under Kern River's $875 million credit facility. Kern River entered into this credit facility in 2002 to finance the construction of the 2003 Expansion Project. The credit facility was canceled and a completion guarantee issued by the Company in favor of the lenders as part of the credit facility terminated upon completion of the 2003 Expansion Project.

MidAmerican Energy Operating Projects and Construction and Development Costs
----------------------------------------------------------------------------

MidAmerican   Energy's   primary  need  for  capital  is  utility   construction
expenditures. For the first three months of 2003, utility construction expenditures at MidAmerican Energy totaled $76.6 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $368 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

Through 2007, MidAmerican Energy plans to develop and construct three electric generating projects in Iowa. The projects would provide service to regulated retail electricity customers and, subject to regulatory approvals, be included in regulated rate base in Iowa, Illinois and South Dakota. Wholesale sales may also be made from the plants to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.44 billion in the three projects.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, plus allowance for funds used during construction. MidAmerican Energy will own 100% of the plant and operate it. MidAmerican Energy has received a certificate from the Iowa Utilities Board ("IUB") allowing it to construct the plant. Also, on May 29, 2002, the IUB issued an order that provides the ratemaking principles for the plant. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 327 megawatts ("MW") of accredited capacity. Commercial operation of the simple cycle mode began on May 5, 2003. The combined cycle operation is expected to commence in 2005, resulting in an expected additional 190 MW of accredited capacity.

The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. MidAmerican Energy expects to invest approximately $759 million in the project, plus allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On January 23, 2003, MidAmerican Energy received an order approving the issuance of a certificate from the IUB allowing it to construct the plant. MidAmerican Energy has made a filing with the IUB for approval of ratemaking principles pertaining to this plant. On March 20, 2003, MidAmerican Energy entered into a settlement agreement, with the Iowa Office of Consumer Advocate, related to the ratemaking principles application which agreement was subsequently filed with the IUB. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant and issued a limited notice to proceed authorizing detailed engineering. A full notice to proceed authorizing construction is expected following approval of the ratemaking principles. Continued development of this plant is subject to obtaining environmental and other required permits, as well as receiving orders from the IUB approving construction of the associated transmission facilities and establishing ratemaking principles which are satisfactory to MidAmerican Energy.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million, plus associated transmission facilities. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, a rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement is subject to approval by the IUB.

Casecnan Construction Contract
------------------------------

The CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") Project (the "Casecnan Project") was initially constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. On May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, CE
Casecnan entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti &

C. Spa., (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

On November 20, 1999, the Replacement Contract was amended to extend the Guaranteed Substantial Completion Date for the Casecnan Project to March 31, 2001. This amendment was approved by the lenders' independent engineer under the Trust Indenture.

On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce ("ICC") seeking schedule relief of up to 153 days through August 31, 2001 resulting from various alleged force majeure events. In its March 20, 2001 Supplement to Request for Arbitration, the Contractor also seeks compensation for alleged additional costs of approximately $4 million it incurred from the claimed force majeure events to the extent it is unable to recover from its insurer. On April 20, 2001, the Contractor filed a further supplement seeking an additional compensation for damages of approximately $62 million for the alleged force majeure event (and geologic conditions) related to the collapse of the surge shaft. The Contractor has alleged that the circumstances surrounding the placing of the Casecnan Project into commercial operation in December 2001 amounted to a repudiation of the Replacement Contract and has filed a claim for unspecified quantum meruit damages, and has further alleged that the delay liquidated damages clause which provides for payments of $125,000 per day for each day of delay in completion of the Casecnan Project for which the Contractor is responsible is unenforceable. The arbitration is being conducted applying New York law and pursuant to the rules of the ICC.

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002 and January 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of March 31, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at March 31, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

Further hearings on the Contractor's repudiation and quantum meruit claims, the alleged unenforceability of the delay liquidated damages clause and certain other matters had been scheduled for March 24 through March 28, 2003, but were postponed as a result of the commencement of military action in Iraq. The hearings have been rescheduled for June 30 through July 11, 2003.

If the Contractor were to prevail on its claim that the delay liquidated damages clause is unenforceable, CE Casecnan would not be entitled to collect such delay damages for the period from March 31, 2001 through December 11, 2001. If the Contractor were to prevail in its repudiation claim and prove quantum meruit damages in excess of amounts paid to the Contractor, CE Casecnan could be liable to make additional payments to the Contractor. CE Casecnan believes all of such allegations and claims are without merit and is vigorously contesting the Contractor's claims.

Casecnan NIA Arbitration
------------------------

Under the terms of the Project Agreement, the Philippines National Irrigation Administration ("NIA") has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of March 31, 2003, CE Casecnan has paid approximately $58.1 million in taxes, which as a result of the foregoing provisions results in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month, related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration will be conducted in accordance with the rules of the ICC.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer
("BOT") law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. CE Casecnan intends to vigorously contest all of NIA's assertions and counterclaims.

The three member arbitration panel has been confirmed by the ICC and an initial organizational hearing was held on April 28, 2003. Hearings on this matter are scheduled for July 2004.

Included in revenue, for the three months ended March 31, 2003 and 2002, were $5.5 million and $5.8 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. As of March 31, 2003 and December 31, 2002, the net receivable for the tax compensation piece of the Water Delivery Fees invoiced since the start of commercial operations totaled $29.8 million and $24.3 million, respectively.

Casecnan Stockholder Litigation
-------------------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC, through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder LaPrairie Group Contractors (International) Ltd., ("LPG"), that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, inter alia, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on CE Casecnan cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in CE Casecnan MEHC purchased in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. CE Casecnan believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend any such action.

Philippine Political Risks
--------------------------

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog, and Mahanagdong projects have also reportedly been identified as raising financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any that the Philippine
Government may take in this regard are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company's Philippine Projects. CE Casecnan representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation.

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited BOT project for the development, construction and operation of the new Manila International Airport. Various members of Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO Consortium is unrelated to CE Casecnan or the Company. On March 4, 2003, PIATCO separately initiated an ICC arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or non-governmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

On April 24, 2003 Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to `BB' from `BB+' as a result of S&P's downgrade of the Republic of the Philippines. The downgrade of the Philippines by S&P reflected the Country's growing debt burden and fiscal rigidity.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities.

Other Debt Issuances and Redemptions
------------------------------------

On January 14, 2003, MidAmerican Energy issued $275.0 million of 5.125% medium-term notes due in 2013. The proceeds were used to refinance existing debt and for other corporate purposes.

On April 23, 2003, Yorkshire Power Group Limited, a wholly owned subsidiary of MEHC, reported that it had authorized the redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% Trust Securities, due June 30, 2038. The Trust Securities will be redeemed on June 9, 2003, at a redemption price of 100% of the principal amount ($25 liquidation amount per each Trust Security) plus accrued distributions of $0.381555555 per Trust Security to the redemption date. The redemption price will be paid to holders of the Trust Security on the redemption date. At March 31, 2003 and December 31, 2002, $250.5 million and $249.7 million, respectively, of the Trust Securities are included in subsidiary and project debt.

Commercial Obligations and Contractual Commitments
--------------------------------------------------

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 other than the issuance of the $836 million Kern River Funding Corporation 4.893% Senior Notes and the $275 million MidAmerican Energy 5.125% medium-term notes as discussed in this section.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk affecting MEHC, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of MEHC's Annual Report on Form 10-K for the year ended December 31, 2002. MEHC's exposure to market risk has not changed materially since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

MEHC's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the Company and its subsidiaries is made known to them by others within the respective entities. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 6 to the financial statements and discussion in management's discussion and analysis.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

The Company provides the following update and clarification to the information contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

Kern River

Based on published rates and fuel percentages, the Company believes Kern River currently has the lowest transportation costs from well-head to burner tip of any interstate pipeline serving Kern River's direct markets in southern California, with gas transportation rates for existing transportation shippers of approximately $0.39-$0.44 per decatherm (excluding fuel costs). The 2003 Expansion Shippers' initial tariff rates in the original Federal Energy Regulatory Commission ("FERC") filing were approximately $0.57-$0.70 per decatherm (excluding fuel costs). These rates were reduced to approximately $0.56-$0.69 per decatherm (excluding fuel costs) in a recent FERC compliance filing made effective upon placing the 2003 Expansion Project in service on May 1, 2003. These rates can be compared to published rates of approximately $0.64-$0.97 per decatherm (excluding fuel costs) on competing pipelines. There can be no assurance that Kern River's competitors do not or will not charge rates which are discounted to these published rates, particularly on a short-term basis.

CE Electric UK

Employers in the United Kingdom have an obligation to manage the exposure of their workforce to asbestos, as it can have a detrimental impact on human health. The Control of Asbestos at Work Regulations 2002 came into force in England, Scotland and Wales in two tranches. Most of the regulations came into force on November 21, 2002 and the remainder will come into force on May 21, 2003. These Regulations implement a European Directive and will increase the obligations on employers to create a safe working environment. The regulations could also result in expenditure having to be committed to asbestos management plans and, in some cases, to the removal of asbestos. The Company does not expect the cost of this new regulation to have a material impact on its results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b) Reports on Form 8-K:

         The Company filed a current report on Form 8-K on January 2, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MIDAMERICAN ENERGY HOLDINGS COMPANY
                                        (Registrant)





Date:  May 12, 2003                     /s/  Patrick J. Goodman
                             ----------------------------------------------
                                             Patrick J. Goodman
                             Senor Vice President & Chief Financial Officer

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



Date: May 12, 2003

                               /s/ David L. Sokol
                               ------------------
                                 David L. Sokol
                            Chief Executive Officer

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


Date: May 12, 2003

                             /s/ Patrick J. Goodman
                             ----------------------
                               Patrick J. Goodman
                            Senior Vice President and
                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

10.1 MidAmerican Energy Holdings Company Amended and Restated Long-Term Incentive Partnership Plan dated as of January 1, 2003.

10.2      Executive Incremental Profit Sharing Plan

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.