Form 10-Q
period 2003-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2003-08-08
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of July 31, 2003, 9,281,087 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................18
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........29
Item 4.    Controls and Procedures............................................29

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................30
Item 2.    Changes in Securities and Use of Proceeds..........................30
Item 3.    Defaults Upon Senior Securities....................................30
Item 4.    Submission of Matters to a Vote of Security Holders................30
Item 5.    Other Information..................................................30
Item 6.    Exhibits and Reports on Form 8-K...................................30

SIGNATURES ...................................................................31
EXHIBIT INDEX.................................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 30, 2003

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                AS OF
                                                                                     ----------------------------
                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2003            2002
                                                                                     ------------    ------------
                                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $  1,280,761    $    844,430
  Restricted cash and short-term investments .....................................         48,209          50,808
  Accounts receivable, net .......................................................        626,782         707,731
  Inventories ....................................................................         88,481         126,938
  Other current assets ...........................................................        238,276         212,888
                                                                                     ------------    ------------
    Total current assets .........................................................      2,282,509       1,942,795
                                                                                     ------------    ------------
Properties, plants and equipment, net ............................................     10,348,333       9,898,796
Goodwill .........................................................................      4,230,048       4,258,132
Regulatory assets, net ...........................................................        549,518         415,804
Other investments ................................................................        183,699         446,732
Equity investments ...............................................................        254,370         273,707
Deferred charges and other assets ................................................        792,248         779,420
                                                                                     ------------    ------------
TOTAL ASSETS .....................................................................   $ 18,640,725    $ 18,015,386
                                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................   $    282,225    $    462,960
  Accrued interest ...............................................................        219,957         192,015
  Accrued taxes ..................................................................         83,989          75,097
  Other accrued liabilities ......................................................        551,156         457,058
  Short-term debt ................................................................         35,033          79,782
  Current portion of long-term debt ..............................................        457,958         470,213
                                                                                     ------------    ------------
    Total current liabilities ....................................................      1,630,318       1,737,125
                                                                                     ------------    ------------
Other long-term accrued liabilities ..............................................      1,292,262       1,100,917
Parent company debt ..............................................................      2,775,414       2,323,387
Subsidiary and project debt ......................................................      6,936,329       7,077,087
Deferred income taxes ............................................................      1,303,209       1,238,421
                                                                                     ------------    ------------
  Total liabilities ..............................................................     13,937,532      13,476,937
                                                                                     ------------    ------------

Deferred income ..................................................................         75,313          80,078
Minority interest ................................................................          7,419           7,351
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts      2,035,513       2,063,412
Preferred securities of subsidiaries .............................................         92,733          93,325

Commitments and contingencies (Note 7)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized 50,000 shares, no par value,
  41,263 shares outstanding ......................................................              -               -
Common stock - authorized 60,000 shares, no par value, 9,281 shares issued and
  outstanding ....................................................................              -               -
Additional paid-in capital .......................................................      1,956,509       1,956,509
Retained earnings ................................................................        794,586         584,009
Accumulated other comprehensive loss .............................................       (258,880)       (246,235)
                                                                                     ------------    ------------
  Total stockholders' equity .....................................................      2,492,215       2,294,283
                                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................   $ 18,640,725    $ 18,015,386
                                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                   THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                                            --------------------------    --------------------------
                                                               2003           2002           2003           2002
                                                            -----------    -----------    -----------    -----------
                                                                                   (UNAUDITED)
REVENUE:
  Operating revenue .....................................   $ 1,346,240    $ 1,149,297    $ 2,909,074    $ 2,191,049
  Income on equity investments ..........................        13,546          4,804         21,001         18,924
  Interest and dividend income ..........................        19,314         10,740         33,185         19,095
  Other income ..........................................        30,076         58,189         49,870         63,539
                                                            -----------    -----------    -----------    -----------
    Total revenue .......................................     1,409,176      1,223,030      3,013,130      2,292,607
                                                            -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of sales .........................................       528,780        455,789      1,201,530        865,072
  Operating expense .....................................       367,792        325,943        724,285        605,610
  Depreciation and amortization .........................       160,782        130,925        302,631        257,169
  Interest expense ......................................       183,033        153,248        369,878        294,548
  Capitalized interest ..................................        (7,616)        (8,329)       (23,148)       (14,976)
                                                            -----------    -----------    -----------    -----------
    Total costs and expenses ............................     1,232,771      1,057,576      2,575,176      2,007,423
                                                            -----------    -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES ................       176,405        165,454        437,954        285,184
  Provision for income taxes ............................        32,471         24,308        105,471         53,438
                                                            -----------    -----------    -----------    -----------
INCOME BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS .       143,934        141,146        332,483        231,746
  Minority interest and preferred dividends .............        63,993         33,972        121,906         59,823
                                                            -----------    -----------    -----------    -----------
NET INCOME AVAILABLE TO COMMON AND PREFERRED STOCKHOLDERS   $    79,941    $   107,174    $   210,577    $   171,923
                                                            ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                               --------------------------
                                                                                                   2003            2002
                                                                                               -----------     ----------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................................   $   210,577    $ 171,923
  Adjustments to reconcile net income to net cash flows from operating activities:
    Gains on disposals .....................................................................             -      (54,120)
    Distributions less income on equity investments ........................................        21,041       (7,439)
    Depreciation and amortization ..........................................................       302,631      257,169
    Amortization of deferred financing costs ...............................................        17,516       10,324
    Amortization of regulatory assets and liabilities ......................................       (19,892)       6,582
    Provision for deferred income taxes ....................................................       104,946       21,084
    Other ..................................................................................        30,054       27,379
    Changes in other items:
      Accounts receivable, net .............................................................        89,593      (53,638)
      Other current assets .................................................................        43,318       20,889
      Accounts payable and other accrued liabilities .......................................      (126,363)     (22,104)
      Accrued interest .....................................................................        25,014       65,526
      Accrued taxes ........................................................................        10,167        5,911
      Deferred income ......................................................................        (4,427)        (998)
                                                                                               -----------    ---------
    Net cash flows from operating activities ...............................................       704,175      448,488
                                                                                               -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired .......................................................       (34,813)    (498,655)
  Sale (purchase) of convertible preferred securities ......................................       288,750     (275,000)
  Capital expenditures relating to operating projects ......................................      (272,712)    (198,153)
  Construction and other development costs .................................................      (386,696)    (181,106)
  Proceeds from sales of assets ............................................................           501      199,247
  Decrease in restricted cash and investments ..............................................         3,889       16,184
  Other ....................................................................................       (33,097)      34,931
                                                                                               -----------    ---------
    Net cash flows from investing activities ...............................................      (434,178)    (902,552)
                                                                                               -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subsidiary and project debt ................................................     1,133,572      588,344
  Proceeds from parent company debt ........................................................       449,295            -
  Net proceeds on parent company short-term debt ...........................................             -       56,275
  Repayments of subsidiary and project debt ................................................    (1,326,295)     (56,022)
  Net repayment of subsidiary short-term debt ..............................................       (44,750)    (191,312)
  Proceeds from issuance of trust preferred securities .....................................             -      323,000
  Proceeds from issuance of common and preferred stock .....................................             -      402,000
  Redemption of preferred securities of subsidiaries .......................................          (588)    (127,319)
  Purchase and retirement of preferred securities of subsidiary trusts .....................       (33,411)           -
  Decrease (increase) in restricted cash ...................................................         2,785      (16,548)
  Other ....................................................................................       (27,628)     (44,038)
                                                                                               -----------    ---------
    Net cash flows from financing activities ...............................................       152,980      934,380
                                                                                               -----------    ---------
  Effect of exchange rate changes ..........................................................        13,354       29,304
                                                                                               -----------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................       436,331      509,620
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................       844,430      386,745
                                                                                               -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................   $ 1,280,761    $ 896,365
                                                                                               ===========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid, net of interest capitalized ...............................................   $   314,548    $ 236,285
                                                                                               ===========    =========
  Income taxes paid .......................................................................    $     4,756    $  29,737
                                                                                               ===========    =========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries ("MEHC" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS') No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement by the Company was immaterial.

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

During the six-month period ended June 30, 2003, the Company recorded, as a regulatory asset, accretion related to the ARO liability of $8.3 million , resulting in an ARO liability balance of $297.6 million at June 30, 2003.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, the Company adopted the standard which resulted in the reclassification of approximately $2.0 billion of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to current ($150.0 million) and non-current ($1,850.0 million) liabilities with a corresponding reduction in their current presentation between the liabilities section and the equity section of the balance sheet. Similarly, payments to holders of the instruments and related accruals will be presented separately from payments to and interest due to other creditors in statements of cash flows and operations.

3.   PROPERTIES, PLANTS AND EQUIPMENT, NET

Properties, plants and equipment, net comprise the following (in thousands):

                                                         JUNE 30,      DECEMBER 31,
                                                           2003            2002
                                                       ------------    ------------

Properties, plants and equipment, net:
  Utility generation and distribution systems ......   $  8,597,067    $  8,165,140
  Interstate pipelines' assets .....................      3,432,033       2,260,799
  Independent power plants .........................      1,418,024       1,410,170
  Mineral and gas reserves and exploration assets ..        524,763         500,422
  Utility non-operational assets ...................        399,360         370,811
  Other assets .....................................        139,770         131,577
                                                       ------------    ------------
    Total operating assets .........................     14,511,017      12,838,919
  Accumulated depreciation and amortization ........     (4,418,406)     (4,110,608)
                                                       ------------    ------------
  Net operating assets .............................     10,092,611       8,728,311
  Construction in progress .........................        255,722       1,170,485
                                                       ------------    ------------
Properties, plants and equipment, net ..............   $ 10,348,333    $  9,898,796
                                                       ============    ============

Construction in Progress
------------------------

Kern River Gas Transmission Company ("Kern River") completed the construction of its expansion for which it filed an application with the Federal Energy Regulatory Commission on August 1, 2001 (the "2003 Expansion Project"), at a total cost of approximately $1.2 billion. The expansion, which was placed into operation on May 1, 2003, increased the design capacity of the existing Kern River pipeline by 885,626 decatherms ("dth") per day to 1,755,626 dth per day.

4.   INVESTMENT IN CE GENERATION

The equity investment in CE Generation LLC ("CE Generation") at June 30, 2003 and December 31, 2002 was approximately $220.0 million and $244.9 million, respectively. During the three-month periods ended June 30, 2003 and 2002, the Company recorded income from its investment in CE Generation of $5.4 million and $1.6 million, respectively. During the six-month periods ended June 30, 2003 and 2002, the Company recorded income from its investment in CE Generation of $7.6 million and $8.8 million, respectively. During the second quarter of 2003, the Company received a $32.5 million distribution from CE Generation.

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

On May 16, 2003, the Company issued $450 million of its 3.5% Senior Notes with a final maturity on May 15, 2008. The proceeds were used for general corporate purposes.

On May 23, 2003, the Company terminated a $150 million credit facility, and reduced a separate $250 million credit facility to $100 million. The remaining $100 million facility was due to expire on June 23, 2003. On June 6, 2003, the Company terminated the $100 million facility and closed on a new $100 million revolving credit facility which expires on June 6, 2006.

On June 9, 2003, Yorkshire Power Group Limited, a wholly owned subsidiary of MEHC, completed the redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% trust securities, due June 30, 2038, and paid $243.4 million in principal amount ($25 liquidation amount per each trust security) plus accrued distributions of $0.381555555 per trust security to the redemption date. The redemption price was paid to holders of the trust security on the redemption date. At December 31, 2002, $249.7 million of the 8.08% trust securities and related fair value adjustments were included in subsidiary and project debt.

6.   OTHER INVESTMENTS

On June 10, 2003, The Williams Companies, Inc. ("Williams") repurchased, for approximately $289 million, plus accrued dividends, all of the shares of its 9-7/8% Cumulative Convertible Preferred Stock originally acquired by MEHC in March 2002 for $275 million.

7.   COMMITMENTS AND CONTINGENCIES

MidAmerican Energy Manufactured Gas Plants
------------------------------------------

The United States Environmental Protection Agency ("EPA") and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute a health or environmental risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is actively working with the regulatory agencies and has received regulatory closure on four sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be $16 million to $54 million. As of June 30, 2003, MidAmerican Energy has recorded a $19.0 million liability for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

The estimated liability is the cumulation of a site-specific cost evaluation process. First, a determination is made as to whether MidAmerican Energy has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. If it is determined during the preliminary investigation that remedial action is required, then the best estimate of the costs is accrued. The estimate includes incremental direct costs of remediation, site monitoring costs and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. Insurance recoveries have been received for some of the sites under investigation. Those recoveries are intended to be used principally for accelerated remediation, as specified by the Iowa Utilities Board ("IUB") and are recorded as a regulatory liability.

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy's financial position, results of operations or cash flows.

MidAmerican Energy Air Quality
------------------------------

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

While legislative action is necessary for the Clear Skies Initiative or other multi-pollutant emission reduction initiatives to become effective, MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions required to meet emissions reductions of this nature. On April 1, 2002, in accordance with Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing regulated emissions from its generating facilities in a cost-effective manner. An administrative law judge issued a ruling approving MidAmerican Energy's plan but disallowing the proposed recovery of plan costs through a tracker mechanism. MidAmerican Energy appealed the disallowance of the tracker and asked the IUB to declare the tracker moot as it would not be used until at least 2010 if the IUB approves a pending settlement that will "freeze" MidAmerican Energy's Iowa electric rates through 2010. The Iowa Office of Consumer Advocate's appealed asking the IUB to find that Iowa law allows the IUB to conduct a separate review of plan investments for reasonableness when the costs are proposed for recovery in a rate case. On July 17, 2003, the IUB issued an order affirming the administrative law judge's decision. Accordingly, the IUB has rejected the future application of a tracker mechanism to recover emission reduction costs. However, the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the New Source Review and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to the present for its Neal, Council Bluffs, Louisa and Riverside Energy Centers. MidAmerican Energy will continue to respond to requests from the EPA and at this time cannot predict the outcome of these requests.

MidAmerican Energy Nuclear Decommissioning Costs
------------------------------------------------

Each licensee of a nuclear facility is required to provide financial assurance for the cost of decommissioning its licensed nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator.

Based on information presently available, MidAmerican Energy expects to contribute approximately $41 million during the period 2003 through 2007 to external trusts established for the investment of funds for decommissioning Quad Cities Station. Approximately 65% of the fair value of the trusts' funds is now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds. Funding for Quad Cities Station nuclear decommissioning is reflected as depreciation expense in the Consolidated Statement of Operations. Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Kern River and Northern Natural Gas Pipeline Litigation
-------------------------------------------------------

In 1998, the United States Department of Justice informed the then current owners of Kern River and Northern Natural Gas that Jack Grynberg, an individual, had filed claims in the United States District Court for the District of Colorado under the False Claims Act against such entities and certain of their subsidiaries including Kern River and Northern Natural Gas. Mr. Grynberg has also filed claims against numerous other energy companies and alleges that the defendants violated the False Claims Act in connection with the measurement and purchase of hydrocarbons. The relief sought is an unspecified amount of royalties allegedly not paid to the federal government, treble damages, civil penalties, attorneys' fees and costs. On April 9, 1999, the United States
Department of Justice announced that it declined to intervene in any of the Grynberg qui tam cases, including the actions filed against Kern River and
Northern Natural Gas in the United States District Court for the District of Colorado. On October 21, 1999, the Panel on Multi-District Litigation
transferred the Grynberg qui tam cases, including the ones filed against Kern River and Northern Natural Gas, to the United States District Court for the District of Wyoming for pre-trial purposes. Motions to dismiss the complaint, filed by various defendants including Northern Natural Gas and Williams, which was the former owner of Kern River, were denied on May 18, 2001. On October 9, 2002, the United States District Court for the District of Wyoming dismissed Grynberg's Royalty Valuation Claims. Grynberg has appealed this dismissal to the United States Court of Appeals for the Tenth Circuit. In connection with the purchase of Kern River from Williams in March 2002, Williams agreed to indemnify MEHC against any liability for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. No such indemnification was obtained in connection with the purchase of Northern Natural Gas in August 2002. The Company believes that the Grynberg cases filed against Kern River and Northern Natural Gas are without merit and Williams, on behalf of Kern River pursuant to its indemnification, and Northern Natural Gas, intend to defend these actions vigorously.

On June 8, 2001, a number of interstate pipeline companies, including Kern River and Northern Natural Gas, were named as defendants in a nationwide class action lawsuit which had been pending in the 26th Judicial District, District Court, Stevens County Kansas, Civil Department against other defendants, generally pipeline and gathering companies, since May 20, 1999. The plaintiffs allege that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs. In November 2001, Kern River and Northern Natural Gas, along with the coordinating defendants, filed a motion to dismiss under Rules 9B and 12B of the Kansas Rules of Civil Procedure. In January 2002, Kern River and most of the coordinating defendants filed a motion to dismiss for lack of personal jurisdiction. The court has yet to rule on these motions. The plaintiffs filed for certification of the plaintiff class on September 16, 2002. On January 13, 2003, oral arguments were heard on coordinating defendants' opposition to class certification. On April 10, 2003, the court entered an order denying the plaintiffs' motion for class certification. On May 12, 2003, the plaintiffs filed a motion for leave to file a fourth amended petition alleging a class of gas royalty owners in Kansas, Colorado and Wyoming. The court granted the motion for leave to amend on July 28, 2003. Williams has agreed to indemnify MEHC against any liability associated with Kern River for this claim; however, no assurance can be given as to the ability of Williams to perform on this indemnity should it become necessary. Williams, on behalf of Kern River and other entities, anticipates joining with Northern Natural Gas and other defendants in contesting certification of the plaintiff class. Kern River and Northern Natural Gas believe that this claim is without merit and that Kern
River's and Northern Natural Gas' gas measurement techniques have been in accordance with industry standards and its tariff.

Northern Natural Gas Delivery
-----------------------------

As of June 30, 2003, Northern Natural Gas Company ("Northern Natural Gas") had $50.1 million of obligations to deliver 9.8 billion cubic feet of natural gas in 2003. The obligations are revalued based on market prices for natural gas, with changes in value included in the statement of operations. In 2002, Northern Natural Gas entered into natural gas commodity price swaps and index basis swaps to effectively fix the deferred obligation balance. These swaps have a net receivable balance of $11.6 million at June 30, 2003. The swaps are revalued based on market prices for natural gas, with changes in value included in the statement of operations. Therefore, any further changes in the market value of the deferred obligations are expected to be offset by a corresponding change in the opposite direction in the market value of the swaps. However, at June 30, 2003, Northern Natural Gas had a $17.3 million receivable position with a third party energy marketer relating to these swaps. Since the date of entering into these swaps, there have been public announcements that this third party's financial condition has deteriorated as a result of, among other factors, reduced liquidity. This receivable would increase by approximately $9.8 million if the price curve of natural gas were to increase by $1 per million British thermal units from levels at June 30, 2003. MEHC has not recorded an allowance on this receivable as of June 30, 2003, and is monitoring the situation.

Philippines
-----------

Casecnan Construction Contract

The CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") Project (the "Casecnan Project") was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, CE Casecnan entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

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

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of June 30, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at June 30, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

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

Casecnan NIA Arbitration

Under the terms of the Project Agreement, the Philippines National Irrigation Administration ("NIA") has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of June 30, 2003, CE Casecnan had paid approximately $58.5 million in taxes, which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration is being conducted in accordance with the rules of the ICC.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer
("BOT") law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims. CE Casecnan is required to file its brief and supporting materials on October 17, 2003. Thereafter, NIA will file its response brief and supporting materials by December 12, 2003. The parties will then exchange documents in discovery and make rebuttal filings, in advance of the hearings on the claims and counterclaims which are scheduled for July 2004. CE Casecnan intends to vigorously contest all of NIA's assertions and counterclaims.

Included in revenue, for the three months ended June 30, 2003 and 2002, were $8.1 million and $8.4 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. Included in revenue for the six months ended June 30, 2003 and 2002, were $17.7 million and $16.5 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. As of June 30, 2003 and December 31, 2002, the net receivable for the tax compensation piece of the Water Delivery Fees invoiced since the start of commercial operations totaled $35.5 million and $24.2 million, respectively.

Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors
(International) Ltd. ("LPG"), that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on CE Casecnan cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in CE Casecnan were purchased by MEHC in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. CE Casecnan believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

Philippine Political Risk

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog and Mahanagdong projects have also reportedly been identified as raising legal and financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard, are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company's Philippine Projects. CE Casecnan representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002 and 2003, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation.

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited BOT project for the development, construction and operation of the new Manila International Airport. Various members of the Philippine Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO consortium is unrelated to CE Casecnan or the Company. On March 4, 2003, PIATCO separately initiated an ICC arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or nongovernmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

On April 24, 2003, Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to BB from BB+ as a result of S&P's downgrade of debt securities issued by the Republic of the Philippines ("ROP"). The downgrade of the ROP debt securities by S&P reflected the country's growing debt burden and fiscal rigidity. On June 13, 2003, S&P downgraded CE Casecnan's senior secured notes rating to B+ from BB and stated that the outlook for the rating was negative.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities. On June 6, 2003, Moody's downgraded CE Casecnan's senior secured notes rating to B2 from Ba2.

8.   COMPREHENSIVE INCOME

The differences from net income to total comprehensive income for the Company are due to minimum pension liability adjustments, foreign currency translation adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income for the Company is shown in the table below (in thousands):

                                                                      THREE MONTHS               SIX MONTHS
                                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                                  ---------------------    ----------------------
                                                                    2003         2002         2003         2002
                                                                  --------    ---------    ---------    ---------

Net income ....................................................   $ 79,941    $ 107,174    $ 210,577    $ 171,923
Other comprehensive income:
  Minimum pension liability adjustment, net
    of tax of $(2,392); $0; $(1,465) and $0, respectively......     (5,581)           -       (3,417)           -
  Foreign currency translation ................................      5,959      109,983      (24,212)      81,468
  Marketable securities, net of tax of $305; $(1,007); $222 and
    $(2,123), respectively ....................................        458       (1,511)         325       (3,669)
  Cash flow hedges, net of tax of $3,973; $(12,928); $6,415 and
    $(9,125), respectively ....................................      9,433      (30,621)      14,659      (20,802)
                                                                  --------    ---------    ---------    ---------
Total comprehensive income ....................................   $ 90,210    $ 185,025    $ 197,932    $ 228,920
                                                                  ========    =========    =========    =========

9.  SEGMENT INFORMATION

The Company has identified seven reportable operating segments based on management structure: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK Funding, Inc. ("CE Electric UK"), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices of America, Inc. ("HomeServices"). Information related to the Company's reportable operating segments is shown below (in thousands):

                                                               THREE MONTHS                   SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                       --------------------------    --------------------------
                                                           2003           2002           2003           2002
                                                       -----------    -----------    -----------    -----------

OPERATING REVENUE:
  MidAmerican Energy ...............................   $   536,440    $   493,857    $ 1,352,356    $ 1,068,892
  Kern River .......................................        64,444         44,983        103,474         47,181
  Northern Natural Gas .............................        85,181              -        255,183              -
  CE Electric UK ...................................       188,659        189,641        414,191        403,598
  CalEnergy Generation - Domestic ..................        10,971          8,805         22,204         13,910
  CalEnergy Generation - Foreign ...................        80,163         76,374        156,892        150,459
  HomeServices .....................................       395,632        340,661        653,620        515,227
                                                       -----------    -----------    -----------    -----------
    Segment operating revenue ......................     1,361,490      1,154,321      2,957,920      2,199,267
  Corporate/other ..................................       (15,250)        (5,024)       (48,846)        (8,218)
                                                       -----------    -----------    -----------    -----------
    Total operating revenue ........................   $ 1,346,240    $ 1,149,297    $ 2,909,074    $ 2,191,049
                                                       ===========    ===========    ===========    ===========

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
  MidAmerican Energy ...............................   $    47,234    $    39,700    $   137,126    $   109,988
  Kern River .......................................        35,757         21,642         62,133         22,613
  Northern Natural Gas .............................        (9,814)             -         73,825              -
  CE Electric UK ...................................        60,513         96,288        145,286        157,255
  CalEnergy Generation - Domestic ..................        (1,961)           623         (8,954)        (1,666)
  CalEnergy Generation - Foreign ...................        36,820         33,101         71,352         63,794
  HomeServices .....................................        39,693         26,160         46,698         26,031
                                                       -----------    ----------     -----------    -----------
    Segment income before provision for income taxes       208,242        217,514        527,466        378,015
  Corporate/other ..................................       (31,837)       (52,060)       (89,512)       (92,831)
                                                       -----------    -----------    -----------    -----------
    Total income before provision for income taxes .   $   176,405    $   165,454    $   437,954    $   285,184
                                                       ===========    ===========    ===========    ===========

                                                         JUNE 30,    DECEMBER 31,
                                                           2003          2002
                                                       -----------   -----------

TOTAL ASSETS:
  MidAmerican Energy ...............................   $ 6,088,064   $ 6,025,452
  Kern River .......................................     2,190,828     1,797,850
  Northern Natural Gas .............................     2,212,359     2,162,367
  CE Electric UK ...................................     4,619,678     4,714,459
  CalEnergy Generation - Domestic ..................       865,094       881,633
  CalEnergy Generation - Foreign ...................       966,192       974,852
  HomeServices .....................................       583,385       488,324
                                                       -----------   -----------
     Segment total assets ..........................    17,525,600    17,044,937
  Corporate/other ..................................     1,115,125       970,449
                                                       -----------   -----------
     Total assets ..................................   $18,640,725   $18,015,386
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

Goodwill as of December 31, 2002 and changes for the period from January 1, 2003 through June 30, 2003 by segment are as follows (in thousands):

                                                        Northern                  CalEnergy
                                 MidAmerican    Kern      Natural     CE Electric  Generation-   Home-
                                   Energy       River       Gas           UK         Domestic   Services      Total
                                 -----------   -------   ---------    -----------  ----------   --------   -----------

Goodwill at December 31, 2002..   $2,149,282   $32,547   $ 414,721    $ 1,195,321    $126,440   $339,821   $ 4,258,132
  Goodwill from acquisitions
    during the year ...........            -         -           -              -           -     13,985        13,985
  Other goodwill adjustments(1)            -     1,353     (39,368)        (4,054)          -          -       (42,069)
                                  ----------   -------   ---------    -----------    --------   --------   -----------
Goodwill at June 30, 2003 .....   $2,149,282   $33,900   $ 375,353    $ 1,191,267    $126,440   $353,806   $ 4,230,048
                                  ==========   =======   =========    ===========    ========   ========   ===========

(1) Other goodwill adjustments include deferred tax, foreign currency translation and purchase price adjustments.

The Company completed the allocation of the Kern River purchase price to the assets and liabilities acquired during the first quarter of 2003.

The Company is in the process of completing the allocation of the Northern Natural Gas purchase price to the assets and liabilities acquired. The final allocation will be completed during the third quarter of 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards ("SFAS') No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement was immaterial.

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

During the six-month period ended June 30, 2003, the Company recorded, as a regulatory asset, accretion related to the ARO liability of $8.3 million, resulting in an ARO liability balance of $297.6 million at June 30, 2003.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, the Company adopted the standard which resulted in the reclassification of approximately $2.0 billion of Company-obligated mandatorily redeemable preferred securities of subsidiary trusts to current ($150.0 million) and non-current ($1,850.0 million) liabilities with a corresponding reduction in their current presentation between the liabilities section and the equity section of the balance sheet. Similarly, payments to holders of the instruments and related accruals will be presented separately from payments to and interest due to other creditors in statements of cash flows and operations.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Operating revenue for the three months ended June 30, 2003 increased $196.9 million or 17.1% to $1,346.2 million from $1,149.3 million for the same period in 2002.

MidAmerican Energy operating revenue for the three months ended June 30, 2003, increased $42.5 million, or 8.6%, to $536.4 million. Gas revenues increased $39.6 million, or 27.1%, to $186.2 million for the three months ended June 30, 2003, primarily due to higher gas prices partially offset by lower volumes.

Kern River operating revenue for the three months ended June 30, 2003, increased $19.4 million, or 43.1%, to $64.4 million. The increase is primarily due to the completion and beginning of operation, on May 1, 2003, of the expansion for which Kern River filed an application with the Federal Energy Regulatory Commission on August 1, 2001 (the "2003 Expansion Project").

Northern Natural Gas operating revenue for the three months ended June 30, 2003, was $85.2 million. Northern Natural Gas was acquired on August 16, 2002, accordingly, there was no revenue recorded during the three months ended June 30, 2002.

HomeServices operating revenue for the three months ended June 30, 2003, increased $54.9 million, or 16.1%, to $395.6 million. The increase was due to acquisitions, totaling $34.0 million, and growth from existing operations reflecting higher unit sales.

Income on equity investments for the three months ended June 30, 2003, increased $8.7 million to $13.5 million, primarily due to increased mortgage activity at HomeServices mortgage joint ventures and increased income at CE Generation primarily due to higher energy rates.

Interest and dividend income for the three months ended June 30, 2003, increased $8.6 million to $19.3 million. The increase is primarily due to the dividend received related to the sale of our investment in The Williams Cumulative Convertible Preferred Stock in June 2003.

Other income for the three months ended June 30, 2003, decreased $28.1 million to $30.1 million from $58.2 million, primarily due to the $53.3 million gain on the 2002 sale of various assets of CE UK Gas Holdings Limited ("CE Gas"), an indirect wholly owned subsidiary of the Company, partially offset by the $13.8 million gain on sale of The Williams Cumulative Convertible Preferred Stock in June 2003.

Cost of sales for the three months ended June 30, 2003, increased $73.0 million, or 16.0%, to $528.8 million. MidAmerican Energy cost of sales increased $44.9 million primarily due to increased gas prices and the restructuring of the Cooper Nuclear Station ("Cooper") contract, which increased cost of sales and decreased operating expenses, effective August 1, 2002. CE Electric UK cost of sales decreased $12.3 million, primarily due to the sale of the retail business in 2002 and the refund of costs from the transmission grid partially offset by the impact of exchange rates. HomeServices cost of sales increased $33.3 million due to the prior year acquisitions and higher commission expense on incremental sales at existing business units.

Operating expenses for the three months ended June 30, 2003, increased $41.9 million, or 12.9%, to $367.8 million. Northern Natural Gas operating expenses were $55.3 million. HomeServices operating expenses increased $13.7 million, primarily due to the impact of the 2002 acquisitions. MidAmerican Energy operating expenses decreased $15.5 million, primarily due to the restructuring of the Cooper contract. CE Electric UK operating expenses decreased $14.2 million, primarily due to the sale of their retail business.

Depreciation and amortization for the three months ended June 30, 2003, increased $29.9 million, or 22.8%, to $160.8 million. This was primarily due to depreciation of $14.2 million at Northern Natural Gas, a $6.5 million increase at MidAmerican Energy primarily due to higher revenue sharing and $2.4 million at Kern River primarily due to the completion of the 2003 Expansion Project.

Interest expense for the three months ended June 30, 2003, increased $29.8 million, or 19.5%, to $183.0 million. This was primarily due to interest expense of $14.7 million at Northern Natural Gas, increased interest expense at Kern River of $8.3 million due to the 2003 Expansion Project, and additional interest expense totaling $11.6 million on the Company's $700.0 million and $450.0 million debt issuances, partially offset by reductions in the corporate revolver, CalEnergy Generation - Foreign project debt and YED trust securities which were redeemed on June 9, 2003.

Capitalized interest for the three months ended June 30, 2003, decreased $0.7 million to $7.6 million. The decrease is primarily due to the discontinuance of capitalizing interest at the project developed by a subsidiary of the Company, which is recovering zinc from geothermal brine of certain power projects (the "Zinc Recovery Project") partially offset by interest capitalized on Kern River's 2003 Expansion Project.

The income tax provision for the three months ended June 30, 2003, increased $8.2 million to $32.5 million. The effective tax rate decreased slightly due to income earned on the dividends received on The Williams Cumulative Convertible Preferred Stock. The effective rate is calculated after adjusting for the impact of deductible minority interest, the $35.7 million benefit in 2002 from the Teeside Power Limited ("Teeside") consortium relief and the write-off of $49.6 million in goodwill associated with the 2002 CE Gas asset sales.

Minority interest and preferred dividends for the three months ended June 30, 2003, increased $30.0 million to $64.0 million. The increase was primarily due to the issuance of $950.0 million of trust preferred securities in August 2002 and a $4.8 million loss to retire the Company's trust preferred securities which were purchased and retired in June 2003 for $33.4 million.

Net income available to common and preferred stockholders for the three months ended June 30, 2003, decreased $27.3 million to $79.9 million.

RESULTS OF OPERATIONS FOR SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Operating revenue for the six months ended June 30, 2003 increased $718.1 million or 32.8% to $2,909.1 million from $2,191.0 million for the same period in 2002.

MidAmerican Energy operating revenue for the six months ended June 30, 2003, increased $283.5 million or 26.5% to $1,352.4 million. Gas revenues increased $265.3 million, or 66.2%, to $666.0 million for the six months ended June 30, 2003, primarily due to higher gas prices.

Kern River operating revenue for the six months ended June 30, 2003, increased $56.3 million to $103.5 million. The increase was primarily due to operating revenue in 2002 being recorded for Kern River beginning on March 27, 2002, the acquisition date, and to a lesser degree, to the completion and beginning of operation, on May 1, 2003, of the 2003 Expansion Project.

Northern Natural Gas operating revenue for the six months ended June 30, 2003, was $255.2 million. Northern Natural Gas was acquired on August 16, 2002, accordingly, there was no revenue recorded during the six months ended June 30, 2002.

HomeServices operating revenue for the six months ended June 30, 2003, increased $138.4 million, or 26.9%, to $653.6 million. The increase was due to the impact of acquisitions, totaling $96.6 million, and growth from existing operations, reflecting higher unit sales and average home sales prices.

Income on equity investments for the six months ended June 30, 2003 increased $2.1 million or 11.1% to $21.0 million. The increase was primarily due to increased mortgage activity at HomeServices mortgage joint ventures partially offset by decreased equity income at MidAmerican Energy due to a common stock distribution from an energy investment fund in 2002.

Interest and dividend income for the six months ended June 30, 2003 increased $14.1 million, or 73.8%, to $33.2 million. The increase is primarily due to dividends received on the investment in The Williams Cumulative Convertible Preferred Stock.

Other income for the six months ended June 30, 2003 decreased $13.6 million to $49.9. The decrease was primarily due to the $53.3 million gain on sale of various CE Gas assets in May 2002, partially offset by the $13.8 million gain on sale of The Williams Cumulative Convertible Preferred Stock in June 2003 and the allowance for equity funds used during construction at Kern River and MidAmerican Energy in 2003.

Cost of sales for the six months ended June 30, 2003 increased $336.4 million or 38.9% to $1,201.5 million. MidAmerican Energy's cost of sales increased $278.3 million due primarily to increased gas prices and the restructuring of the Cooper contract which increased cost of sales and decreased operating expenses. HomeServices cost of sales increased $90.3 million due to the prior year acquisitions and higher commission expense on incremental sales at existing business units.

Operating expenses for the six months ended June 30, 2003 increased $118.7 million or 19.6% to $724.3 million. Northern Natural Gas operating expenses were $116.8 million. HomeServices operating expenses increased $39.6 million, primarily due to the impact of 2002 acquisitions and Kern River operating expenses increased $10.1 million due to the inclusion of operations for the entire six-month period. MidAmerican Energy's operating expenses decreased $30.9 million, primarily due to the restructuring of the Cooper contract.

Depreciation and amortization for the six months ended June 30, 2003 increased $45.4 million or 17.7% to $302.6 million. The increase was primarily due to depreciation of $25.4 million at Northern Natural Gas, increased depreciation of $6.8 million at Kern River due to the completion of the 2003 Expansion Project and the inclusion of Kern River's operations for the entire six-month period ended June 30, 2003 and increased depreciation of $5.6 million at MidAmerican Energy from higher utility plant depreciation.

Interest expense for the six months ended June 30, 2003 increased $75.4 million or 25.6% to $369.9 million. The increase was primarily comprised of a $30.2 million increase due to the acquisition of Northern Natural Gas, $27.5 million of increased interest expense at Kern River as a result of additional borrowings related to the 2003 Expansion Project and additional interest expense totaling $21.3 million on the Company's $700.0 million and $450.0 million debt issuances, partially offset by reductions in the corporate revolver, CalEnergy Generation - Foreign project debt and YED trust securities which were redeemed on June 9, 2003.

Capitalized interest for the six months ended June 30, 2003 increased $8.1 million to $23.1 million. The increase is primarily due to the capitalization of interest on Kern River's 2003 Expansion Project partially offset by the discontinuance of capitalizing interest at the Zinc Recovery Project.

The income tax provision for the six months ended June 30, 2003, increased $52.1 million to $105.5 million. The effective tax rate increased slightly due to higher income at segments with higher tax rates partially offset by the income earned on the dividends received on The Williams Cumulative Convertible Preferred Stock. The effective rate is calculated after adjusting for the impact of deductible minority interest, the $35.7 million benefit in 2002 from the Teeside Power Limited consortium relief and the write-off of $49.6 million in goodwill associated with the 2002 CE Gas asset sales.

Minority interest and preferred dividends for the six months ended June 30, 2003 increased $62.1 million to $121.9 million. The increase was primarily due to the issuance of $323.0 million and $950.0 million of 11% trust preferred securities in March 2002 and August 2002, respectively, and a $4.8 million loss to retire the Company's trust preferred securities which were purchased and retired in June 2003 for $33.4 million.

Net income available to common and preferred stockholders for the six-month period ended June 30, 2003 increased $38.7 million to $210.6 million.

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

The Company's cash and cash equivalents were $1,280.8 million at June 30, 2003, compared $844.4 million at December 31, 2002. Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Energy Holdings Company and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of the Company will be available to satisfy the obligations of the Company or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and deferred charges and other assets, restricted cash and investments of $106.6 million and $58.7 million at June 30, 2003, and December 31, 2002, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations and customer deposits held in escrow.

Cash flows from operating activities for the six months ended June 30, 2003 increased $255.7 million to $704.2 million from $448.5 million for the same period in 2002. The increase was primarily due to timing of distributions from equity investments and changes in working capital, deferred taxes and the positive impacts of the Kern River, Northern Natural Gas and HomeServices acquisitions.

The remaining decrease to cash and cash equivalents is primarily due to construction and development costs, capital expenditures related to operating projects and repayments and redemption of debt and other obligations offset by the issuance of debt and the sale of The Williams Cumulative Convertible Preferred Stock.

The Williams Cumulative Convertible Preferred Stock
---------------------------------------------------

On June 10, 2003, Williams repurchased, for approximately $289 million, plus accrued dividends, all of the shares of its 9-7/8% Cumulative Convertible Preferred Stock originally acquired by MEHC in March 2002 for $275 million.

Kern River's 2003 Expansion Project
-----------------------------------

Kern River has completed the construction of its 2003 Expansion Project at a total cost of approximately $1.2 billion. The expansion, which was placed into operation on May 1, 2003, increased the design capacity of the existing Kern River pipeline by 885,626 decatherms ("dth") per day to 1,755,626 dth per day.

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

MidAmerican Energy Operating Projects and Construction and Development Costs
----------------------------------------------------------------------------

MidAmerican   Energy's   primary  need  for  capital  is  utility   construction
expenditures. For the first six months of 2003, utility construction expenditures totaled $151.6 million, including allowance for funds used during construction, or capitalized financing costs, and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $374 million for 2003. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.

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

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, plus allowance for funds used during construction. MidAmerican Energy will own 100% of the plant and operate it. Commercial operation of the simple cycle mode began on May 5, 2003. The plant will be operated in simple cycle mode during 2003 and 2004, resulting in 327 megawatts ("MW") of accredited capacity. The combined cycle operation is expected to commence in December 2004, resulting in an expected additional 190 MW of accredited capacity.

The second project is currently under development and is expected to be a 790-MW (based on expected accreditation) super-critical-temperature, coal-fired plant fueled with low-sulfur coal. If constructed, MidAmerican Energy will operate the plant and expects to own approximately 475 MW of the plant. MidAmerican Energy expects to invest approximately $759 million in the project, plus allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the Iowa Utilities Board ("IUB") issued an order that approves the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for the engineering, procurement and construction of the plant and issued a limited notice to proceed authorizing detailed engineering. A full notice to proceed authorizing construction is expected in the third quarter of 2003. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project is currently under development and is expected to be wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement proposal to extend through December 31, 2010, an Iowa electric rate freeze that is currently scheduled to expire at the end of 2005. The proposed settlement, which was filed with the IUB as part of MidAmerican Energy's application for ratemaking principles for the wind project, is subject to approval by the IUB. MidAmerican Energy has received authorization from the IUB to construct the wind power facilities and expects an order on its requested ratemaking principles for the project in the third quarter of 2003.

Casecnan Construction Contract
------------------------------

The CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") Project (the "Casecnan Project") was initially being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of both companies. On the same date, CE Casecnan entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract was conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the "Contractor"), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd.

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

Hearings have been held in connection with this arbitration in July 2001, September 2001, January 2002, March 2002, November 2002, January 2003 and July 2003. As part of those hearings, on June 25, 2001, the arbitration tribunal temporarily enjoined CE Casecnan from making calls on the demand guaranty posted by Banca di Roma in support of the Contractor's obligations to CE Casecnan for delay liquidated damages. As a result of the continuing nature of that injunction, on April 26, 2002, CE Casecnan and the Contractor mutually agreed that no demands would be made on the Banca di Roma demand guaranty except pursuant to an arbitration award. As of June 30, 2003, however, CE Casecnan has received approximately $6.0 million of liquidated damages from demands made on the demand guarantees posted by Commerzbank on behalf of the Contractor. The $6.0 million was recorded as a reduction in construction costs. On November 7, 2002, the ICC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geologic conditions claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million with respect to the cost of the collapsed surge shaft. The $3.8 million is shown as part of the accounts payable and accrued expenses balance at June 30, 2003 and December 31, 2002. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

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

Casecnan NIA Arbitration
------------------------

Under the terms of the Project Agreement, the Philippines National Irrigation Administration ("NIA") has the option of timely reimbursing CE Casecnan directly for certain taxes CE Casecnan has paid. If NIA does not so reimburse CE Casecnan, the taxes paid by CE Casecnan result in an increase in the Water Delivery Fee. The payment of certain other taxes by CE Casecnan results automatically in an increase in the Water Delivery Fee. As of June 30, 2003, CE Casecnan had paid approximately $58.5 million in taxes, which as a result of the foregoing provisions has resulted in an increase in the Water Delivery Fee. NIA has failed to pay the portion of the Water Delivery Fee each month related to the payment of these taxes by CE Casecnan. As a result of this non-payment, on August 19, 2002, CE Casecnan filed a Request for Arbitration against NIA, seeking payment of such portion of the Water Delivery Fee and enforcement of the relevant provision of the Project Agreement going forward. The arbitration is being conducted in accordance with the rules of the ICC.

NIA filed its Answer and Counterclaim on March 31, 2003. In its Answer, NIA asserts, among other things, that most of the taxes which CE Casecnan has factored into the Water Delivery Fee compensation formula do not fall within the scope of the relevant section of the Project Agreement, that the compensation mechanism itself is invalid and unenforceable under Philippine law and that the Project Agreement is inconsistent with the Philippine build-operate-transfer
("BOT") law. As such, NIA seeks dismissal of CE Casecnan's claims and a declaration from the arbitral tribunal that the taxes which have been taken into account in the Water Delivery Fee compensation mechanism are not recoverable thereunder and that, at most, certain taxes may be directly reimbursed (rather than compensated for through the Water Delivery Fee) by NIA. NIA also counterclaims for approximately $7 million which it alleges is due to it as a result of the delayed completion of the Casecnan Project. On April 23, 2003, NIA filed a Supplemental Counterclaim in which it asserts that the Project Agreement is contrary to Philippine law and public policy and by way of relief seeks a declaration that the Project Agreement is void from the beginning or should be cancelled, or alternatively, an order for reformation of the Project Agreement or any portions or sections thereof which may be determined to be contrary to such law and or public policy. On May 23, 2003 CE Casecnan filed its reply to NIA's counterclaims. CE Casecnan is required to file its brief and supporting materials on October 17, 2003. Thereafter, NIA will file its response brief and supporting materials by December 12, 2003. The parties will then exchange documents in discovery and make rebuttal filings, in advance of the hearings on the claims and counterclaims which are scheduled for July 2004. CE Casecnan intends to vigorously contest all of NIA's assertions and counterclaims.

Included in revenue, for the three months ended June 30, 2003 and 2002, were $8.1 million and $8.4 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. Included in revenue for the six months ended June 30, 2003 and 2002, were $17.7 million and $16.5 million, respectively, of tax compensation for Water Delivery Fees under the Project Agreement, none of which has been paid. As of June 30, 2003 and December 31, 2002, the net receivable for the tax compensation piece of the Water Delivery Fees invoiced since the start of commercial operations totaled $35.5 million and $24.2 million, respectively.

Casecnan Stockholder Litigation
-------------------------------

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC through its indirect wholly owned subsidiary CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors
(International) Ltd. ("LPG"), that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. The impact, if any, of this litigation on CE Casecnan cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo"), an original shareholder substantially all of whose shares in CE Casecnan were purchased by MEHC in 1998, threatened to initiate legal action in the Philippines in connection with certain aspects of its option to repurchase such shares on or prior to commercial operation of the Casecnan Project. CE Casecnan believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, will vigorously defend such action.

Philippine Political Risk
-------------------------

In connection with an interagency review of approximately 40 independent power project contracts in the Philippines, the Casecnan Project (together with four other unrelated projects) has reportedly been identified as raising legal and financial questions and, with those projects, has been prioritized for renegotiation. The Company's subsidiaries' Upper Mahiao, Malitbog and Mahanagdong projects have also reportedly been identified as raising legal and financial questions. No written report has yet been issued with respect to the interagency review, and the timing and nature of steps, if any, that the Philippine Government may take in this regard, are not known. Accordingly, it is not known what, if any, impact the government's review will have on the operations of the Company's Philippine Projects. CE Casecnan representatives, together with certain current and former government officials, also have been requested to appear, and have appeared during 2002 and 2003, before a Philippine Senate committee which has raised questions and made allegations with respect to the Casecnan Project's tariff structure and implementation.

On May 5, 2003, the Philippine Supreme Court issued its ruling in a case involving an unsolicited BOT project for the development, construction and operation of the new Manila International Airport. Various members of the Philippine Congress and labor unions initiated the action in the Philippine Supreme Court on September 17, 2002 seeking to enjoin the enforcement of the BOT agreement with an international consortium known as PIATCO (the "PIATCO Agreement"). The PIATCO consortium is unrelated to CE Casecnan or the Company. On March 4, 2003, PIATCO separately initiated an ICC arbitration pursuant to the terms of the PIATCO Agreement. The Supreme Court, in its ruling, stated that there were no unresolved factual issues and therefore it had original jurisdiction and concluded that the pendency of the arbitration did not preclude the court from ruling on a case brought by non-parties to the PIATCO Agreement, such as members of the Philippine Congress or nongovernmental organizations. In a public speech on November 29, 2002 prior to the December 10, 2002 oral arguments before the Philippine Supreme Court, Philippine President Arroyo stated that she would not honor the PIATCO Agreement because the executive branch's legal department had concluded it was "null and void". In light of that announcement, the project owners stopped work on the project, which is approximately 90% complete and accordingly has not been placed into commercial operation. In its 10 to 3 ruling (with one abstention) issued on May 5, 2003, the Philippine Supreme Court ruled that the PIATCO Agreement was contrary to Philippine law and public policy and was "null and void". CE Casecnan is assessing the impact of the PIATCO ruling on the Casecnan Project.

On April 24, 2003, Standard & Poor's Ratings Services ("S&P") lowered its rating of CE Casecnan to BB from BB+ as a result of S&P's downgrade of debt securities issued by the Republic of the Philippines ("ROP"). The downgrade of the ROP debt securities by S&P reflected the country's growing debt burden and fiscal rigidity. On June 13, 2003, S&P downgraded CE Casecnan's senior secured notes rating to B+ from BB and stated that the outlook for the rating was negative.

On May 8, 2003, Moody's Investors Service ("Moody's") placed the Ba2 senior secured notes rating of CE Casecnan on review for possible downgrade, noting NIA's supplemental counterclaim seeking to have the Project Agreement declared void. Moody's noted that actions by government related agencies and the resulting instability of contractual arrangements was becoming inconsistent with their rating approach that attaches significant benefit to offtake arrangements with those government supported entities. On June 6, 2003, Moody's downgraded CE Casecnan's senior secured notes rating to B2 from Ba2.

Other Debt Issuances and Redemptions
------------------------------------

On January 14, 2003, MidAmerican Energy issued $275.0 million of 5.125% medium-term notes due in 2013. The proceeds were used to refinance existing debt and for other corporate purposes.

On May 16, 2003, the Company issued $450 million of its 3.5% Senior Notes with a final maturity on May 15, 2018. The proceeds were used for general corporate purposes.

On May 23, 2003, the Company terminated a $150 million credit facility, and reduced a separate $250 million credit facility to $100 million. The remaining $100 million facility was due to expire on June 23, 2003. On June 6, 2003, the Company terminated the $100 million facility and closed on a new $100 million revolving credit facility which expires on June 6, 2006. The facility supports letters of credit of which $74.6 million were outstanding at June 30, 2003.

On June 9, 2003, Yorkshire Power Group Limited, a wholly owned subsidiary of MEHC, completed the redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% trust securities, due June 30, 2038, and paid $243.4 million in principal amount ($25 liquidation amount per each trust security) plus accrued distributions of $0.381555555 per trust security to the redemption date. The redemption price was paid to holders of the trust security on the redemption date.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 other than as discussed in this "Liquidity and Capital Resources" section.

Northern Natural Gas Delivery
-----------------------------

As of June 30, 2003, Northern Natural Gas had $50.1 million of obligations to deliver 9.8 billion cubic feet of natural gas in 2003. The obligations are revalued based on market prices for natural gas, with changes in value included in the statement of operations. In 2002, Northern Natural Gas entered into natural gas commodity price swaps and index basis swaps to effectively fix the deferred obligation balance. These swaps have a net receivable balance of $11.6 million at June 30, 2003. The swaps are revalued based on market prices for natural gas, with changes in value included in the statement of operations. Therefore, any further changes in the market value of the deferred obligations are expected to be offset by a corresponding change in the opposite direction in the market value of the swaps. However, at June 30, 2003, Northern Natural Gas had a $17.3 million receivable position with a third party energy marketer relating to these swaps. Since the date of entering into these swaps, there have been public announcements that this third party's financial condition has deteriorated as a result of, among other factors, reduced liquidity. This receivable would increase by approximately $9.8 million if the price curve of natural gas were to increase by $1 per million British thermal units from levels at June 30, 2003. MEHC has not recorded an allowance on this receivable as of June 30, 2003, and is monitoring the situation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk affecting MEHC, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of MEHC's Annual Report on Form 10-K for the year ended December 31, 2002. MEHC's exposure to market risk has not changed materially since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7 to the financial statements and discussion in management's discussion and analysis.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)  Reports on Form 8-K:

     The Company filed a current  report on Form 8-K on May 2, 2003.

     The Company filed a current report on Form 8-K on May 16, 2003.

     The Company filed a current report on Form 8-K on May 20, 2003.

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



                               MIDAMERICAN ENERGY HOLDINGS COMPANY
                               -----------------------------------
                                             (Registrant)





Date:  August 8, 2003                 /s/  Patrick J. Goodman
                               ------------------------------------------------
                                           Patrick J. Goodman
                               Senor Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.


31.1 Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.