Form 10-K/A
period 2003-12-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2004-03-03
CIK 1081316

UNITED STATES
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

EXPLANATORY NOTE

The Company originally filed its Annual Report on Form 10-K on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, the Company is amending its originally filed Annual Report on Form 10-K to reflect the reclassification of 2002 and prior years' regulatory liabilities for the cost of removal of utility plant previously recognized within accumulated depreciation as an other long-term accrued liability. This amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures except as stated in the preceding sentence.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in millions)

	Year Ended December 31,			March 14, 2000 through December 31, 2000(3)	MEHC (Predecessor)
					January 1, 2000 through March 13, 2000(4)	Year Ended December 31, 1999(5)
	2003	2002(1)	2001(2)
Statement of Operations Data:
Total revenue	$6,144.7	$4,968.1	$4,973.0	$4,013.0	$1,075.8	$4,368.5
Total costs and expenses	5,294.9	4,325.0	4,469.1	3,793.8	984.7	4,011.5
Income before change in accounting principle	415.6	380.0	147.3	81.3	51.3	167.2
Cumulative effect of change in accounting principle, net of tax	—	—	(4.6)	—	—	—
Net income	$415.6	$380.0	$142.7	$81.3	$51.3	$167.2

Balance Sheet Data:
Total assets(6)	$19,168.2	$18,434.9	$12,994.6	$11,960.4	N/A	$11,084.8
Parent company senior debt(7)	2,777.9	2,323.4	1,834.5	1,830.0	N/A	1,856.3
Parent company subordinated debt(7)	1,772.1	—	—	—	—	—
Company-obligated mandatory redeemable preferred securities of subsidiary trusts	—	2,063.4	788.2	786.5	N/A	450.0
Subsidiary and project debt(7)	6,674.6	7,077.1	4,754.8	3,398.7	N/A	3,642.7
Subsidiary-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	—	100.0	100.0	N/A	101.6
Preferred securities of subsidiaries	92.1	93.3	121.2	145.7	N/A	146.6
Total stockholders' equity	2,771.4	2,294.3	1,708.2	1,576.4	N/A	994.6

(1)	Reflects the acquisitions of Kern River on March 27, 2002 and Northern Natural Gas on August 16, 2002.

(2)	Reflects the Yorkshire Swap on September 21, 2001 and includes $15.2 million of after tax income related to the sale of the Northern Electric electricity and gas supply business, the sale of the Telephone Flat Project, the sale of Western States Geothermal, the transfer of Bali Energy Ltd. shares, and the Teesside Power Limited ("TPL") asset valuation impairment charge.
(3)	Reflects the Teton Transaction on March 14, 2000.
(4)	Includes $7.6 million of expenses related to the Teton Transaction.
(5)	Reflects MEHC's acquisition of MidAmerican Energy on March 12, 1999, MEHC's disposition of the Coso Joint Ventures on February 26, 1999, and MEHC's disposition of a 50% ownership interest in CE Generation on March 3, 1999 and includes $81.5 million of after tax income related to the settlement of political risk insurance proceeds related to MEHC's investment in Indonesia, gains on sales of shares of McLeodUSA, CE Electric UK restructuring charges and transaction costs related to MEHC's acquisition by a private investor group.
(6)	The Company originally filed its Annual Report on Form 10-K on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, the Company has reclassified regulatory liabilities for the cost of removal of utility plant previously recognized within accumulated depreciation in the amounts of $385.7 million, $367.9 million, $349.5 million and $318.4 million, as of December 31, 2002, 2001, 2000 and 1999, respectively, as an other long-term accrued liability.
(7)	Excludes current portion.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
February 9, 2004
(March 1, 2004 as to Notes 2, 5 and 20)

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$660,213	$844,430
Restricted cash and short-term investments	55,281	50,808
Accounts receivable, net of allowance for doubtful accounts of $26,004 and $39,742	666,063	707,731
Inventories	123,301	126,938
Other current assets	371,855	246,731
Total current assets	1,876,713	1,976,638
Properties, plants and equipment, net	11,180,979	10,284,487
Goodwill	4,305,643	4,258,132
Regulatory assets	512,549	415,804
Other investments	228,896	446,732
Equity investments	234,370	273,707
Deferred charges and other assets	829,039	779,420
Total assets	$19,168,189	$18,434,920
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$345,237	$462,960
Accrued interest	189,635	192,015
Accrued taxes	112,823	108,940
Other accrued liabilities	443,531	457,058
Short-term debt	48,036	79,782
Current portion of long-term debt	500,941	470,213
Current portion of parent company subordinated debt	100,000	—
Total current liabilities	1,740,203	1,770,968
Other long-term accrued liabilities	1,827,633	1,486,608
Parent company senior debt	2,777,878	2,323,387
Parent company subordinated debt	1,772,146	—
Subsidiary and project debt	6,674,640	7,077,087
Deferred income taxes	1,433,144	1,238,421
Total liabilities	16,225,644	13,896,471
Deferred income	69,201	80,078
Minority interest	9,754	7,351
Preferred securities of subsidiaries	92,145	93,325
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	—	2,063,412
Commitments and contingencies (Note 19)
Stockholders' equity:
Zero coupon convertible preferred stock — authorized 50,000 shares, no par value; 41,263 shares outstanding at December 31, 2003 and 2002	—	—
Common stock — authorized 60,000 shares, no par value; 9,281 shares issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	1,957,277	1,956,509
Retained earnings	999,627	584,009
Accumulated other comprehensive loss, net	(185,459)	(246,235)
Total stockholders' equity	2,771,445	2,294,283
Total liabilities and stockholders' equity	$19,168,189	$18,434,920

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

The Company originally issued its 2003 consolidated financial statements on February 9, 2004. In accordance with accounting guidance issued subsequent to that date, the Company has adjusted the consolidated financial statements to reflect the reclassification of $385.7 million of 2002 regulatory liabilities and $367.9 million of 2001 regulatory liabilities for the cost of removal of utility plant previously recognized within accumulated depreciation as an other long-term accrued liability. Prior to this reclassification, 2002 properties, plants and equipment, net was $9.9 billion, total assets were $18.0 billion, other long-term accrued liabilities were $1.1 billion and total liabilities were $13.5 billion. Subsequent to this reclassification, 2002 properties, plants and equipment, net is $10.3 billion, total assets are $18.4 billion, other long-term accrued liabilities are $1.5 billion, and total liabilities are $13.9 billion.

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

5.    Properties, Plants and Equipment, Net

Properties, plants and equipment, net comprise the following at December 31 (in thousands):

	Depreciation Life	2003	2002
Utility generation and distribution system	10-50	$9,154,054	$8,165,140
Interstate pipelines' assets	3-87	3,483,672	2,260,799
Independent power plants	10-30	1,395,782	1,410,170
Mineral and gas reserves and exploration assets	5-30	554,780	500,422
Utility non-operational assets	3-30	429,228	370,811
Other assets	3-10	146,286	131,577
Total operating assets		15,163,802	12,838,919
Accumulated depreciation and amortization		(4,260,643)	(3,724,917)
Net operating assets		10,903,159	9,114,002
Construction in progress		277,820	1,170,485
Properties, plants and equipment, net		$11,180,979	$10,284,487

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

	Year Ended December 31,
	2003	2002	2001
Operating revenue:
MidAmerican Energy	$2,600,239	$2,240,879	$2,388,650
Kern River	260,182	127,254	—
Northern Natural Gas	482,156	176,880	—
CE Electric UK	829,993	795,366	1,443,997
CalEnergy Generation – Domestic	45,750	38,546	37,299
CalEnergy Generation – Foreign	326,454	326,316	203,482
HomeServices	1,476,569	1,138,332	641,934
Segment operating revenue	6,021,343	4,843,573	4,715,362
Corporate/other	(73,119)	(49,563)	(18,581)
Total operating revenue	$5,948,224	$4,794,010	$4,696,781
Depreciation and amortization:
MidAmerican Energy	$281,001	$269,412	$286,590
Kern River	36,771	17,165	—
Northern Natural Gas	52,716	18,151	—
CE Electric UK	125,000	116,792	133,865
CalEnergy Generation – Domestic	16,020	8,714	5,439
CalEnergy Generation – Foreign	87,928	88,036	66,315
HomeServices	17,560	22,072	17,201
Segment depreciation and amortization	616,996	540,342	509,410
Corporate/other	(7,107)	(14,440)	29,292
Total depreciation and amortization	$609,889	$525,902	$538,702
Interest expense, net:
MidAmerican Energy	$118,809	$119,225	$113,980
Kern River	61,979	33,036	—
Northern Natural Gas	55,833	22,987	—
CE Electric UK	171,767	183,472	112,308
CalEnergy Generation – Domestic	30,333	20,913	10,835
CalEnergy Generation – Foreign	59,603	68,338	30,875
HomeServices	3,864	4,256	3,884
Segment interest expense, net	502,188	452,227	271,882
Corporate/other	239,160	157,683	140,912
Total interest expense, net	$741,348	$609,910	$412,794

	Year Ended December 31,
	2003	2002	2001
Income before provisions for income taxes:
MidAmerican Energy	$268,670	$241,005	$211,300
Kern River	133,720	60,700	—
Northern Natural Gas	127,307	42,882	—
CE Electric UK	288,720	266,755	173,816
CalEnergy Generation – Domestic	(25,510)	(4,963)	46,765
CalEnergy Generation – Foreign	179,546	149,915	94,542
HomeServices	113,537	69,979	42,945
Segment income before provision for income taxes	1,085,990	826,273	569,368
Corporate/other	(236,198)	(183,175)	(65,484)
Total income before provision for income taxes	$849,792	$643,098	$503,884
Provision for income taxes:
MidAmerican Energy	$110,078	$99,782	$95,688
Kern River	51,319	23,014	—
Northern Natural Gas	50,599	16,947	—
CE Electric UK	91,539	25,245	163,253
CalEnergy Generation – Domestic	(18,183)	(15,203)	2,706
CalEnergy Generation – Foreign	76,493	37,577	29,712
HomeServices	43,587	28,207	15,953
Segment provision for income taxes	405,432	215,569	307,312
Corporate/other	(154,461)	(115,981)	(57,248)
Total provision for income taxes	$250,971	$99,588	$250,064
Capital expenditures:
MidAmerican Energy	$378,530	$358,194	$252,615
Kern River	361,477	769,464	—
Northern Natural Gas	104,400	62,409	—
CE Electric UK	301,896	222,622	176,464
CalEnergy Generation – Domestic	17,845	61,920	52,940
CalEnergy Generation – Foreign	8,497	7,830	83,954
HomeServices	18,311	18,273	9,878
Segment capital expenditures	1,190,956	1,500,712	575,851
Corporate/other	71	7,373	901
Total capital expenditures	$1,191,027	$1,508,085	$576,752

	As of December 31,
	2003	2002	2001
Identifiable assets:
MidAmerican Energy	$6,596,849	$6,411,143	$6,215,968
Kern River	2,200,201	1,797,850	—
Northern Natural Gas	2,167,621	2,162,367	—
CE Electric UK	5,038,880	4,714,459	4,340,147
CalEnergy Generation – Domestic	865,223	873,357	870,664
CalEnergy Generation – Foreign	949,237	974,852	950,035
HomeServices	567,736	488,324	322,552
Segment identifiable assets	18,385,747	17,422,352	12,699,366
Corporate/other	782,442	1,012,568	295,219
Total identifiable assets	$19,168,189	$18,434,920	$12,994,585
Long-lived assets:
MidAmerican Energy	$5,524,279	$5,385,328	$5,247,817
Kern River	2,010,113	1,682,934	—
Northern Natural Gas	1,809,623	1,818,469	—
CE Electric UK	4,489,306	3,936,598	3,650,385
CalEnergy Generation – Domestic	593,580	594,282	571,404
CalEnergy Generation – Foreign	621,674	724,908	805,050
HomeServices	418,999	384,899	262,175
Segment long-lived assets	15,467,574	14,527,418	10,536,831
Corporate/other	19,048	15,201	7,019
Total long-lived assets	$15,486,622	$14,542,619	$10,543,850

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Des Moines, State of Iowa, on this 3rd day of March 2004.

MIDAMERICAN ENERGY HOLDINGS COMPANY
/s/ David L. Sokol*

David L. Sokol Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ David L. Sokol* __________________________ David L. Sokol Chairman of the Board, Chief Executive Officer, and Director	March 3, 2004
/s/ Gregory E. Abel* __________________________ Gregory E. Abel President, Chief Operating Officer and Director	March 3, 2004
/s/ Patrick J. Goodman* __________________________ Patrick J. Goodman Senior Vice President and Chief Financial Officer	March 3, 2004
/s/ Edgar D. Aronson* __________________________ Edgar D. Aronson Director	March 3, 2004
/s/ Stanley J. Bright* __________________________ Stanley J. Bright Director	March 3, 2004
/s/ Walter Scott, Jr.* __________________________ Walter Scott, Jr. Director	March 3, 2004
/s/ Marc D. Hamburg* __________________________ Marc D. Hamburg Director	March 3, 2004
/s/ Warren E. Buffett* __________________________ Warren E. Buffett Director	March 3, 2004

Signature	Date
/s/ John K. Boyer* __________________________ John K. Boyer Director	March 3, 2004
/s/ W. David Scott* __________________________ W. David Scott Director	March 3, 2004
/s/ Richard R. Jaros* __________________________ Richard R. Jaros Director	March 3, 2004
*By: /s/ Douglas L. Anderson ______________________	March 3, 2004
Douglas L. Anderson Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of MEHC effective March 6, 2002 (incorporated by reference to Exhibit 3.3 to MEHC's Annual Report on Form 10-K for the year ended December 31, 2001).
3.2	Bylaws of MEHC (incorporated by reference to Exhibit 3.2 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
4.1	Indenture, dated as of October 4, 2002, by and between MEHC and The Bank of New York, relating to the 4.625% Senior Notes due 2007 and the 5.875% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.2	First Supplemental Indenture, dated as of October 4, 2002, by and between MEHC and The Bank of New York, relating to the 4.625% Senior Notes due 2007 and the 5.875% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.3	Registration Rights Agreement, dated as of October 1, 2002, by and between MEHC and Credit Suisse First Boston (as Representative for the Initial Purchasers) (incorporated by reference to Exhibit 4.3 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.4	Indenture for the 6 1/4% Convertible Junior Subordinated Debentures due 2012, dated as of February 26, 1997, between MEHC, as issuer, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.129 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1995).
4.5	Indenture, dated as of October 15, 1997, among MEHC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to MEHC's Current Report on Form 8-K dated October 23, 1997).
4.6	Form of First Supplemental Indenture for the 7.63% Senior Notes in the principal amount of $350,000,000 due 2007, dated as of October 28, 1997, among MEHC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to MEHC's Current Report on Form 8-K dated October 23, 1997).
4.7	Form of Second Supplemental Indenture for the 6.96% Senior Notes in the principal amount of $215,000,000 due 2003, 7.23% Senior Notes in the principal amount of $260,000,000 due 2005, 7.52% Senior Notes in the principal amount of $450,000,000 due 2008, and 8.48% Senior Notes in the principal amount of $475,000,000 due 2028, dated as of September 22, 1998 between MEHC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to MEHC's Current Report on Form 8-K dated September 17, 1998.)
4.8	Form of Third Supplemental Indenture for the 7.52% Senior Notes in the principal amount of $100,000,000 due 2008, dated as of November 13, 1998, between MEHC and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to MEHC's Current Report on Form 8-K dated November 10, 1998).
4.9	Indenture, dated as of March 14, 2000, among MEHC and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.9 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
4.10	Subscription Agreement, dated as of March 14, 2000, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.10 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).

Exhibit No.
4.11	Indenture, dated as of March 12, 2002, between MEHC and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 to MEHC's Annual Report on Form 10-K for the year ended December 31, 2001).
4.12	Subscription Agreement, dated as of March 7, 2002, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.12 to MEHC's Annual Report on Form 10-K for the year ended December 31, 2001).
4.13	Subscription Agreement, dated as of March 12, 2002, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.13 to MEHC's Annual Report on Form 10-K for the year ended December 31, 2001).
4.14	Amended and Restated Declaration of Trust of MidAmerican Capital Trust III, dated as of August 16, 2002 (incorporated by reference to Exhibit 4.14 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.15	Amended and Restated Declaration of Trust of MidAmerican Capital Trust II, dated as of March 12, 2002 (incorporated by reference to Exhibit 4.15 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.16	Amended and Restated Declaration of Trust of MidAmerican Capital Trust I, dated as of March 14, 2000 (incorporated by reference to Exhibit 4.16 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.17	Indenture, dated as of August 16, 2002, between MEHC and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.17 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.18	Subscription Agreement, dated as of August 16, 2002, executed by Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.18 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
4.19	Shareholders Agreement, dated as of March 14, 2000 (incorporated by reference to Exhibit 4.19 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.1	Employment Agreement between MEHC and David L. Sokol, dated May 10, 1999 (incorporated by reference to Exhibit 10.1 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
10.2	Amendment No. 1 to the Amended and Restated Employment Agreement between MEHC and David L. Sokol, dated March 14, 2000 (incorporated by reference to Exhibit 10.2 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
10.3	Non-Qualified Stock Options Agreements of David L. Sokol, dated March 14, 2000 (incorporated by reference to Exhibit 10.3 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.4	Amended and Restated Employment Agreement between MEHC and Gregory E. Abel, dated May 10, 1999 (incorporated by reference to Exhibit 10.3 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
10.5	Non-Qualified Stock Options Agreements of Gregory E. Abel, dated March 14, 2000 (incorporated by reference to Exhibit 10.5 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.6	Employment Agreement between MEHC and Patrick J. Goodman, dated April 21, 1999 (incorporated by reference to Exhibit 10.5 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).

Exhibit No.
10.7	MidAmerican Energy Holdings Company, Amended and Restated Long Term Incentive Partnership Plan dated as of January 1, 2003 (incorporated by reference to Exhibit 10.1 of MEHC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.8	125 MW Power Plant-Upper Mahiao Agreement, dated September 6, 1993, between PNOC-Energy Development Corporation and Ormat, Inc. as amended by the First Amendment to 125 MW Power Plant Upper Mahiao Agreement, dated as of January 28, 1994, the Letter Agreement dated February 10, 1994, the Letter Agreement dated February 18, 1994 and the Fourth Amendment to 125 MW Power Plant-Upper Mahiao Agreement, dated as of March 7, 1994 (incorporated by reference to Exhibit 10.95 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.9	Credit Agreement, dated April 8, 1994, among CE Cebu Geothermal Power Company, Inc., the Banks thereto, Credit Suisse as Agent (incorporated by reference to Exhibit 10.96 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.10	Credit Agreement, dated as of April 8, 1994, between CE Cebu Geothermal Power Company, Inc., Export-Import Bank of the United States (incorporated by reference to Exhibit 10.97 to MEHC'sAnnual Report on Form 10-K for the year ended December 31, 1993).
10.11	Pledge Agreement, dated as of April 8, 1994, among CE Philippines Ltd, Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.98 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.12	Overseas Private Investment Corporation Contract of Insurance, dated April 8, 1994, between the Overseas Private Investment Corporation and the Company through its subsidiaries CE International Ltd., CE Philippines Ltd., and Ormat-Cebu Ltd. (incorporated by reference to Exhibit 10.99 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.13	180 MW Power Plant-Mahanagdong Agreement, dated September 18, 1993, between PNOC-Energy Development Corporation and CE Philippines Ltd. and the Company, as amended by the First Amendment to Mahanagdong Agreement, dated June 22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong Agreement, dated March 3, 1995 (incorporated by reference to Exhibit 10.1 00 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.14	Credit Agreement, dated as of June 30, 1994, among CE Luzon Geothermal Power Company, Inc., American Pacific Finance Company, the Lenders party thereto, and Bank of America National Trust and Savings Association as Administrative Agent (incorporated by reference to Exhibit 10.101 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.15	Credit Agreement, dated as of June 30, 1994, between CE Luzon Geothermal Power Company, Inc. and Export-Import Bank of the United States (incorporated by reference to Exhibit 10.102 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.16	Finance Agreement, dated as of June 30, 1994, between CE Luzon Geothermal Power Company, Inc. and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.103 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).

Exhibit No.
10.17	Pledge Agreement, dated as of June 30, 1994, among CE Mahanagdong Ltd., Kiewit Energy International (Bermuda) Ltd., Bank of America National Trust and Savings Association as Collateral Agent and CE Luzon Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.104 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.18	Overseas Private Investment Corporation Contract of Insurance, dated July 29, 1994, between Overseas Private Investment Corporation and the Company, CE International Ltd., CE Mahanagdong Ltd. and American Pacific Finance Company and Amendment No. 1, dated August 3, 1994 (incorporated by reference to Exhibit 10.105 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.19	231 MW Power Plant-Malitbog Agreement, dated September 10, 1993, between PNOC-Energy Development Corporation and Magma Power Company and the First and Second Amendments thereto, dated December 8, 1993 and March 10, 1994, respectively (incorporated by reference to Exhibit 10.106 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.20	Credit Agreement, dated as of November 10, 1994, among Visayas Power Capital Corporation, the Banks parties thereto and Credit Suisse, as Bank Agent (incorporated by reference to Exhibit 10.107 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.21	Finance Agreement, dated as of November 10, 1994, between Visayas Geothermal Power Company and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.108 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.22	Pledge and Security Agreement, dated as of November 10, 1994, among Broad Street Contract Services, Inc., Magma Power Company, Magma Netherlands B.V. and Credit Suisse, as Bank Agent (incorporated by reference to Exhibit 10.109 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1993).
10.23	Overseas Private Investment Corporation Contract of Insurance, dated December 21, 1994,between Overseas Private Investment Corporation and Magma Netherlands, B.V. (incorporated by reference to Exhibit 10.110 to MEHC's Annual Report on Form10-K for the year ended December 31, 1993).
10.24	Agreement as to Certain Common Representations, Warranties, Covenants and Other Terms, dated November 10, 1994, between Visayas Geothermal Power Company, Visayas Power Capital Corporation, Credit Suisse, as Bank Agent, Overseas Private Investment Corporation and the Banks named therein (incorporated by reference to Exhibit 10.111 to MEHC's 1994 Annual Report on Form 10-K for the year ended December 31, 1993).
10.25	Trust Indenture, dated as of November 27, 1995, between the CE Casecnan Water and Energy Company, Inc. and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1 to CE Casecnan Water and Energy Company, Inc.'s Registration Statement on Form S-4 dated January 25, 1996).
10.26	Amended and Restated Casecnan Project Agreement, dated June 26, 1995, between the National Irrigation Administration and CE Casecnan Water and Energy Company Inc. (incorporated by reference to Exhibit 10.1 to CE Casecnan Water and Energy Company, Inc.'s Registration Statement on Form S-4 dated January 25, 1996).

Exhibit No.
10.27	Term Loan and Revolving Facility Agreement, dated as of October 28, 1996, among CE Electric UK Holdings, CE Electric UK plc and Credit Suisse (incorporated by reference to Exhibit 10.130 to MEHC's Annual Report on Form 10-K for the year ended December 31, 1995).
10.28	Indenture and First Supplemental Indenture, dated March 11, 1999, between MidAmerican Funding LLC and IBJ Whitehall Bank & Trust Company and the First Supplement thereto relating to the $700 million Senior Notes and Bonds (incorporated by reference to MEHC's Annual Report on Form 10-K for the year ended December 31, 1998).
10.29	General Mortgage Indenture and Deed of Trust, dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4(b)-1 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654).
10.30	First Supplemental Indenture, dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4(b)-2 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654).
10.31	Second Supplemental Indenture, dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4(b)-3 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654).
10.32	Third Supplemental Indenture, dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee (incorporated by reference to Exhibit 4.4 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654).
10.33	Fourth Supplemental Indenture, dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.5 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654).
10.34	Fifth Supplemental Indenture, dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.6 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654).
10.35	Sixth Supplemental Indenture, dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.15 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-11505).
10.36	Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947 (incorporated by reference to Exhibit 7B filed by Iowa-Illinois Gas and Electric Company as part of Commission File No. 2-6922).
10.37	Sixth Supplemental Indenture, dated as of July 1, 1967 (incorporated by reference to Exhibit 2.08 filed by Iowa-Illinois Gas and Electric Company as part of Commission File No. 2-28806).
10.38	Twentieth Supplemental Indenture, dated as of May 1, 1982 (incorporated by reference to Exhibit 4.B.23 to the Iowa-Illinois Gas and Electric Company Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No. 1-3573).

Exhibit No.
10.39	Resignation and Appointment of successor Individual Trustee (incorporated by reference to Exhibit 4.B.30 filed by Iowa-Illinois Gas and Electric Company as part of Commission File No. 33-39211).
10.40	Twenty-Eighth Supplemental Indenture, dated as of May 15, 1992 (incorporated by reference to Exhibit 4.31.B to the Iowa-Illinois Gas and Electric Company Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573).
10.41	Supplemental Agreement between CE Casecnan Water and Energy Company, Inc. and the Philippines National Irrigation Administration dated as of September 29, 2003 (incorporated by reference to Exhibit 10.41 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
10.42	Thirtieth Supplemental Indenture, dated as of October 1, 1993 (incorporated by reference to Exhibit 4.34.A to the Iowa-Illinois Gas and Electric Company Current Report on Form 8-K, dated October 7, 1993, Commission File No. 1-3573).
10.43	Thirty-First Supplemental Indenture, dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.16 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended dated December 31, 1995, Commission File No. 1-11505).
10.44	Sixth Amendment to 180 MW Power Plant-Mahanagdong Agreement, dated August 31, 2003, between PNOC-Energy Development Corporation and CE Luzon Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.44 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
10.45	Third Amendment to 231 MW Power Plant-Malitbog Agreement, dated August 31, 2003, between PNOC-Energy Development Corporation and Visayas Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.45 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
10.46	Seventh Amendment to 125 MW Power Plant-Upper Mahiao Agreement, dated August 31, 2003, between PNOC-Energy Development Corporation and CE Cebu Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.46 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
10.47	Fiscal Agency Agreement, dated as of October 15, 2002, between Northern Natural Gas Company and J.P. Morgan Trust Company, National Association, Fiscal Agent, relating to the $300,000,000 in principal amount of the 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 10.47 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
10.48	Trust Indenture, dated as of August 13, 2001, among Kern River Funding Corporation, Kern River Gas Transmission Company and the JP Morgan Chase Bank, as Trustee, relating to the $510,000,000 in principal amount of the 6.676% Senior Notes due 2016 (incorporated by reference to Exhibit 10.48 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
10.49	Third Supplemental Indenture, dated as of May 1, 2003, among Kern River Funding Corporation, Kern River Gas Transmission Company and JPMorgan Chase Bank, as Trustee, relating to the $836,000,000 in principal amount of the 4.893% Senior Notes due 2018 (incorporated by reference to Exhibit 10.49 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).

Exhibit No.
10.50	CalEnergy Company, Inc. Voluntary Deferred Compensation Plan, effective December 1, 1997, First Amendment, dated as of August 17, 1999, and Second Amendment effective March 2000 (incorporated by reference to Exhibit 10.50 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.51	MidAmerican Energy Holdings Company Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.52	MidAmerican Energy Company First Amended and Restated Supplemental Retirement Plan for Designated Officers dated as of May 10, 1999 (incorporated by reference to Exhibit 10.52 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.53	MidAmerican Energy Company Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
10.54	MidAmerican Energy Holdings Company Restated Deferred Compensation Plan-Board of Directors (incorporated by reference to Exhibit 10 to MEHC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.55	MidAmerican Energy Company Combined Midwest Resources/Iowa Resources Restated Deferred Compensation Plan-Board of Directors (incorporated by reference to Exhibit 10.63 to MEHC's Annual Report on Form 10-K/A for the year ended December 31, 1999).
10.56	Midwest Resources Inc. Supplemental Retirement Plan (formerly the Midwest Energy Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654).
10.57	Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to the Midwest Resources Inc. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654).
10.58	Iowa-Illinois Gas and Electric Company Supplemental Retirement Plan for Designated Officers, as amended as of July 28, 1994 (incorporated by reference to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-3573).
10.59	Iowa-Illinois Gas and Electric Company Compensation Deferral Plan for Designated Officers, as amended as of July 1, 1993 (incorporated by reference to Exhibit 10.K.2 to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573).
10.60	Iowa-Illinois Gas and Electric Company Compensation Deferral Plan for Key Employees, dated as of April 26, 1991 (incorporated by reference to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-3573).
10.61	Iowa-Illinois Gas and Electric Company Board of Directors' Compensation Deferral Plan (incorporated by reference to Exhibit 10.K.4 to the Iowa-Illinois Gas and Electric Company Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573).

Exhibit No.
10.62	Iowa Utilities Board Settlement Agreement among MidAmerican Energy Company, Office of Consumer Advocate, Iowa Energy Consumers, Aluminum Company of America, Deere & Company, Cargill Inc., U.S. Gypsum Company, Interstate Power Company and IES Utilities, Inc. (incorporated by reference to Exhibit 10.16 to the MidAmerican Funding, LLC and MidAmerican Energy Company respective Annual Reports on the combined Form 10-K for the year ended December 31, 2000, Commission File Nos. 333-90553 and 1-11505, respectively).
10.63	Share Sale Agreement, dated as of August 6, 2001, among NPower Yorkshire Limited, Innogy Holdings plc, CE Electric UK plc and Northern Electric plc (incorporated by reference to Exhibit 10.63 of MEHC's Registration Statement No. 333-101699 dated December 6, 2002).
10.64	Purchase Agreement, dated as of March 7, 2002, among The Williams Companies, Inc., Williams Gas Pipeline Company, LLC, Williams Western Pipeline Company LLC, Kern River Acquisition, LLC and MEHC, KR Holding, LLC, KR Acquisition 1, LLC and KR Acquisition 2, LLC (incorporated by reference to Exhibit 99.2 to MEHC's Current Report on Form 8-K dated March 28, 2002).
10.65	MidAmerican Energy Holdings Company Executive Incremental Profit Sharing Plan (incorporated by reference to Exhibit 10.2 of MEHC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)
10.67	Purchase and Sale Agreement, dated as of July 28, 2002, between Dynegy Inc., NNGC Holding Company, Inc. and MEHC (incorporated by reference to Exhibit 99.2 to MEHC's Current Report on Form 8-K dated July 30, 2002).
14.1	MidAmerican Energy Holdings Company Code of Ethics for Chief Executive Officer, Chief Financial Officer and Other Covered Officers (incorporated by reference to Exhibit 14.1 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of MEHC's annual report on Form 10-K for the year ended December 31, 2003).
31.1	Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.