Form 10-Q
period 2004-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2004-05-04
CIK 1081316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                           Commission File No. 0-25551

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                     Iowa                                  94-2213782
        -------------------------------                -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)



     666 Grand Avenue, Des Moines, Iowa                      50309
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)       (515) 242-4300
                                                          ---------------


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

All of the shares of MidAmerican Energy Holdings Company are held by a limited group of private investors. As of March 31, 2004, 9,081,087 shares of common stock were outstanding.

                                TABLE OF CONTENTS
                                -----------------


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           27
Item 4.  Controls and Procedures.                                             27

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         Equity Securities                                                    28
Item 3.  Defaults Upon Senior Securities                                      28
Item 4.  Submission of Matters to a Vote of Security Holders                  28
Item 5.  Other Information                                                    28
Item 6.  Exhibits and Reports on Form 8-K                                     28

SIGNATURES                                                                    29
EXHIBIT INDEX                                                                 30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004 (March 1, 2004 as to Notes 2, 5 and 20), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
April 30, 2004

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                                   AS OF
                                                                                        -------------------------------
                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2004           2003
                                                                                        ------------   ----------------
                                                                                         (UNAUDITED)
                                                            ASSETS
Current assets:
  Cash and cash equivalents ........................................................    $    977,830     $    660,213
  Restricted cash and short-term investments .......................................         141,573           55,281
  Accounts receivable, net .........................................................         694,823          666,063
  Inventories ......................................................................          69,048          123,301
  Other current assets .............................................................         269,958          371,855
                                                                                        ------------     ------------
    Total current assets ...........................................................       2,153,232        1,876,713
                                                                                        ------------     ------------
Properties, plants and equipment, net ..............................................      11,355,046       11,180,979
Goodwill ...........................................................................       4,327,395        4,305,643
Regulatory assets ..................................................................         532,955          512,549
Other investments ..................................................................         236,953          228,896
Equity investments .................................................................         234,395          234,370
Deferred charges and other assets ..................................................         840,918          829,039
                                                                                        ------------     ------------
TOTAL ASSETS .......................................................................    $ 19,680,894     $ 19,168,189
                                                                                        ============     ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................................    $    317,970     $    345,237
  Accrued interest .................................................................         188,531          189,635
  Accrued taxes ....................................................................         115,811          112,823
  Other accrued liabilities ........................................................         513,976          443,531
  Short-term debt ..................................................................           2,976           48,036
  Current portion of long-term debt ................................................         455,345          500,941
  Current portion of parent company subordinated debt ..............................         100,000          100,000
                                                                                        ------------     ------------
    Total current liabilities ......................................................       1,694,609        1,740,203
                                                                                        ------------     ------------
Other long-term accrued liabilities ................................................       1,900,287        1,827,633
Parent company senior debt .........................................................       3,028,679        2,777,878
Parent company subordinated debt ...................................................       1,772,741        1,772,146
Subsidiary and project debt ........................................................       6,630,390        6,674,640
Deferred income taxes ..............................................................       1,550,339        1,433,144
                                                                                        ------------     ------------
  Total liabilities ................................................................      16,577,045       16,225,644
                                                                                        ------------     ------------

Deferred income ....................................................................          67,730           69,201
Minority interest ..................................................................           9,863            9,754
Preferred securities of subsidiaries ...............................................          90,422           92,145

Commitments and contingencies (Note 7)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized 50,000 shares, no par value,
  41,263 shares outstanding ........................................................               -                -
Common stock - authorized 60,000 shares, no par value, 9,081 and 9,281 shares
  issued and outstanding at March 31, 2004 and December 31, 2003, respectively......               -                -
Additional paid-in capital .........................................................       1,950,267        1,957,277
Retained earnings ..................................................................       1,133,827          999,627
Accumulated other comprehensive loss, net ..........................................        (148,260)        (185,459)
                                                                                        ------------     ------------
  Total stockholders' equity .......................................................       2,935,834        2,771,445
                                                                                        ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................    $ 19,680,894     $ 19,168,189
                                                                                        ============     ============

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                             ---------------------------
                                                                 2004            2003
                                                             -----------     -----------
                                                                     (UNAUDITED)
REVENUE:
  Operating revenue .....................................    $ 1,745,255     $ 1,576,885
  Income on equity investments ..........................          3,468           7,455
  Interest and dividend income ..........................          7,169          13,871
  Other income ..........................................          8,361          17,424
                                                             -----------     -----------
    Total revenue .......................................      1,764,253       1,615,635
                                                             -----------     -----------

COSTS AND EXPENSES:
  Cost of sales .........................................        741,991         684,431
  Operating expense .....................................        378,654         356,493
  Depreciation and amortization .........................        170,283         141,849
  Interest expense ......................................        238,402         186,845
  Less interest capitalized .............................         (3,608)        (15,532)
                                                             -----------     -----------
    Total costs and expenses ............................      1,525,722       1,354,086
                                                             -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES ................        238,531         261,549
  Provision for income taxes ............................         88,588          73,000
                                                             -----------     -----------
INCOME BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS .        149,943         188,549
  Minority interest and preferred dividends .............          2,753          57,913
                                                             -----------     -----------
NET INCOME AVAILABLE TO COMMON AND PREFERRED STOCKHOLDERS    $   147,190     $   130,636
                                                             ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                -----------------------
                                                                                  2004           2003
                                                                                ---------     ---------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
Net income .................................................................    $ 147,190     $ 130,636
Adjustments to reconcile net income to cash flows from operating activities:
  Distributions less income on equity investments ..........................       (1,014)       (3,541)
  Loss on other items ......................................................       10,985         2,067
  Depreciation and amortization ............................................      170,283       141,849
  Amortization of regulatory assets and liabilities and other ..............          149        (9,709)
  Amortization of deferred financing costs .................................        5,115         9,555
  Provision for deferred income taxes ......................................       57,264        58,923
  Other ....................................................................       21,820         5,030
  Changes in other items:
    Accounts receivable and other current assets ...........................       22,477        32,367
    Accounts payable and other accrued liabilities .........................       55,084        20,830
    Deferred income ........................................................       (1,307)       (2,214)
                                                                                ---------     ---------
      Net cash flows from operating activities .............................      488,046       385,793
                                                                                ---------     ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired .......................................         (807)      (36,575)
  Proceeds from note receivable ............................................       97,000             -
  Capital expenditures relating to operating projects ......................     (159,700)     (133,845)
  Construction and other development costs .................................      (51,651)     (244,033)
  Other ....................................................................        3,486       (29,547)
                                                                                ---------     ---------
    Net cash flows from investing activities ...............................     (111,672)     (444,000)
                                                                                ---------     ---------

Cash flows from financing activities:
  Proceeds from subsidiary and project debt ................................       10,584       287,572
  Proceeds from parent company senior debt .................................      249,765             -
  Repayments of subsidiary and project debt ................................     (169,622)     (211,268)
  Net repayment of subsidiary short-term debt ..............................      (45,061)       (8,850)
  Purchase and retirement of common stock ..................................      (20,000)            -
  Increase in restricted cash and investments ..............................      (86,010)      (21,887)
  Redemption of preferred securities of subsidiaries .......................       (1,724)         (294)
  Other ....................................................................       (3,531)       28,276
                                                                                ---------     ---------
    Net cash flows from financing activities ...............................      (65,599)       73,549
                                                                                ---------     ---------
  Effect of exchange rate changes ..........................................        6,842        (6,904)
                                                                                ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................      317,617         8,438
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................      660,213       844,430
                                                                                ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................    $ 977,830     $ 852,868
                                                                                =========     =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid, net of interest capitalized ...............................    $ 225,671     $ 172,181
                                                                                =========     =========
  Income taxes (refunded) paid .............................................    $ (74,620)    $     280
                                                                                =========     =========

   The accompanying notes are an integral part of these financial statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  GENERAL

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries ("MEHC" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and of cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of MidAmerican Energy Holdings Company and its wholly and majority-owned subsidiaries excluding certain finance subsidiaries for which adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" as of October 1, 2003 required deconsolidation. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence, are accounted for under the equity method. Investments where the Company's ability to influence is limited are accounted for under the cost method of accounting.

The Company's  operations are organized and managed on seven distinct platforms:
MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding ("CE Electric UK") (which includes Northern Electric Distribution Ltd ("NED") and Yorkshire Electricity Distribution plc ("YED")), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices of America, Inc. ("HomeServices").

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or retained earnings.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FIN 46R which served to clarify guidance in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"), and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries, as of October 1, 2003. The adoption required the deconsolidation of certain finance subsidiaries, which resulted in the amounts previously classified as mandatorily redeemable preferred securities of subsidiary trusts, in the amount of $1.9 billion, being reclassified to parent company subordinated debt in the accompanying consolidated balance sheet. In addition, the associated amounts previously recorded in minority interest and preferred dividends are now recorded as interest expense in the accompanying consolidated statement of operations. For the quarter ended March 31, 2004, the Company has recorded $50.2 million of interest expense related to these securities. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends related to these securities for the quarter ended March 31, 2003 was $55.1 million. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale, or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate its power plant projects.

In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which was signed into law on December 8, 2003. The Medicare Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of the Company's postretirement benefit obligation and expense. As permitted by FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Medicare Act until specific authoritative guidance is issued. Therefore, the amounts included in the consolidated financial statements related to the Company's postretirement benefit plans do not reflect the effects of the Medicare Act.

3.  PROPERTIES, PLANTS AND EQUIPMENT, NET

Properties, plants and equipment, net comprise the following (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                       2004            2003
                                                   ------------    ------------
Utility generation and distribution systems ....   $  9,445,339    $  9,154,054
Interstate pipelines' assets ...................      3,517,298       3,483,672
Independent power plants .......................      1,396,906       1,395,782
Mineral and gas reserves and exploration assets         571,020         554,780
Utility non-operational assets .................        440,771         429,228
Other assets ...................................        150,385         146,286
                                                   ------------    ------------
  Total operating assets .......................     15,521,719      15,163,802
Accumulated depreciation and amortization ......     (4,446,268)     (4,260,643)
                                                   ------------    ------------
  Net operating assets .........................     11,075,451      10,903,159
Construction in progress .......................        279,595         277,820
                                                   ------------    ------------
  Properties, plants and equipment, net ........   $ 11,355,046    $ 11,180,979
                                                   ============    ============

4.  INVESTMENTS

    Equity Investment in CE Generation

The equity investment in CE Generation LLC ("CE Generation") at March 31, 2004 and December 31, 2003 was $210.3 million and $209.3 million, respectively. During the three-month periods ended March 31, 2004 and 2003, the Company recorded income from its investment in CE Generation of $1.2 million and $2.3 million, respectively.

    ROP Note

On October 15, 2003, CE Casecnan Water and Energy Company, Inc. ("CE Casecnan"), an indirect, majority-owned subsidiary of the Company, closed a transaction settling the CE Casecnan NIA Arbitration, which arose from a Statement of Claim made by CE Casecnan, on August 19, 2002, against the Republic of the Philippines ("ROP") National Irrigation Administration ("NIA"). In connection with the settlement, NIA delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the "ROP Note"), which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note was included in the other current assets on the December 31, 2003 consolidated balance sheet.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put option, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

5.  DEBT ISSUANCES, REDEMPTIONS AND STOCK TRANSACTIONS

On February 12, 2004, MEHC completed the sale of $250 million in aggregate principal amount of its 5.00% senior notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Salton Sea Funding Corporation ("Funding Corporation"), for the amount remaining on MEHC's guarantee of the Funding Corporation's Series F Bonds and for other general corporate purposes.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F

Bonds in order to fund the redemption. MEHC made the requisite payment and, as a result, it has no further payment obligation under the guarantee. The Company had a non-cash loss recorded in interest expense of $10.8 million as a result of the redemption of the Series F Bonds.

On January 6, 2004, the Company purchased two hundred thousand shares of common stock owned by the Company's chairman and chief executive officer, for an aggregate purchase price of $20.0 million.

6.  REGULATORY MATTERS

    MidAmerican Energy

Under two settlement agreements approved by the Iowa Utilities Board ("IUB"), MidAmerican Energy's Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy's overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy's application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Future depreciation will be reduced as a result of the credit applied to generating plant balances as the regulatory liability is reduced. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. As of March 31, 2004 and December 31, 2003, the related regulatory liability reflected on the consolidated balance sheets within other long-term accrued liabilities was $173.2 million and $144.4 million, respectively.

The 2003 settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates. Also, if MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006, through December 31, 2010, may terminate.

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

    Kern River

Kern River was required to file a general rate case no later than May 1, 2004 pursuant to the terms of its Federal Energy Regulatory Commission ("FERC") Docket No. RP99-274 rate case settlement. Kern River filed its rate case on April 30, 2004 which supports a revenue increase of approximately $40.1 million representing a 13% increase from its existing cost of service and a proposed overall cost of service of $347.4 million. Since its last rate case, Kern River has increased the capacity of its system from 724,500 decatherm ("Dth") per day to 1,755,626 Dth per day at a cost of approximately $1.3 billion resulting in a total rate base of approximately $1.8 billion. Kern River proposed that the rate increase should be effective as of June 1, 2004, although it anticipates that the FERC will suspend the effectiveness of the rate increase until November 1, 2004.

    Northern Natural Gas

Northern Natural Gas has implemented a straight fixed variable rate design which provides that all fixed costs assignable to firm capacity customers, including a return on equity, are to be recovered through fixed monthly demand or capacity reservation charges which are not a function of throughput volumes.

On May 1, 2003, Northern Natural Gas filed a request for increased rates with the FERC. The rate increase is primarily attributable to four main cost areas: the capital investment made by Northern Natural Gas in the five years since its last rate case, an increase in Northern Natural Gas' depreciation rates, increased return on equity, and changes in the level of contract entitlement. The rate filing provides evidence in support of a $71 million increase to Northern Natural Gas' annual revenue requirement. However, Northern Natural Gas is requesting that only $55 million of this increase be effectuated. Northern Natural Gas' new rates went into effect November 1, 2003, subject to refund. Additionally, Northern Natural Gas filed on January 30, 2004 with the FERC to increase its revenue requirement by an incremental $30 million to that requested in the May 1, 2003 filing. The increased rates are primarily attributable to ongoing pipeline integrity initiative costs that Northern Natural Gas has undertaken since the May 1, 2003 rate filing. The FERC suspended the rate increase until August 1, 2004 and consolidated the 2003 and 2004 rate cases due to the similarity of issues in both cases and the updated costs. A hearing on the consolidated cases is scheduled for January 2005.

    CE Electric UK

The majority of the revenue of the Distribution License Holders ("DLHs") in the United Kingdom is controlled by a distribution price control formula which is set out in the license of each DLH. It has been the practice of the Office of Gas and Electricity Markets ("Ofgem") (and its predecessor body, the Office of Electricity Regulation), to review and reset the formula at five-year intervals, although the formula may be further reviewed at other times at the discretion of the regulator. Any such resetting of the formula requires the consent of the DLH. If the DLH does not consent to the formula reset, it is reviewed by the United Kingdom's competition authority, whose recommendations can then be given effect by license modifications made by Ofgem.

The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI means the Retail Price Index ("RPI"), reflecting the average of the 12-month inflation rates recorded for each month in the previous July to December period. The Xd factor in the formula was established by Ofgem at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The distribution price control formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt ("kWh")) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in end users. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH's costs. During the lifetime of the price control, cost savings or additional costs have a direct impact on profit.

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

Ofgem has commenced the process of reviewing each DLH's existing price control formula, with a revised formula for each DLH (including NED and YED) expected to take effect from April 1, 2005 for an expected period of five years. To date, the process has involved the collection of data from each DLH via written submissions and meetings with representatives of the various companies. It is expected that Ofgem will announce preliminary proposals for the new price control formulas for the DLHs in June, 2004, with the final proposals issued in November, 2004. Each DLH will then have until December, 2004 to accept or reject the proposals, which if accepted will be implemented through a license modification in the first quarter of 2005, having effect from April 1, 2005.


7.  COMMITMENTS AND CONTINGENCIES

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $12 million to $29 million. As of March 31, 2004 and December 31, 2003, MidAmerican Energy had recorded a liability of $13.4 million and $14.0 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

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

Air Quality

MidAmerican Energy's generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the EPA. The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

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

In December 2000, the EPA concluded that mercury emissions from coal-fired generating stations should be regulated. The EPA is currently considering two regulatory alternatives that would reduce emissions of mercury from coal-fired utilities. One of these alternatives would require reductions of mercury from all coal-fired facilities greater than 25 megawatts through application of Maximum Achievable Control Technology with compliance assessed on a facility basis. The other alternative would regulate the mercury emissions of coal-fired facilities that pose a health hazard through a market based cap-and-trade mechanism similar to the SO2 allowance system. The EPA is currently under a deadline to finalize the mercury rule by December 2004.

The Interstate Air Quality Rule or the mercury reduction rule could, in whole or in part, be superceded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the "Clear Skies Initiative", and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gasses that may affect global climate change.

Depending on the outcome of the final Interstate Air Quality and the mercury reduction rules or any superseding legislation passed by Congress, MidAmerican Energy may be required to install control equipment on its generating stations or decrease the number of hours during which its generating stations operate. However, until final regulations or legislation is enacted, the impact of the regulations on MidAmerican Energy cannot be predicted.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions may be required to meet emissions reductions as contemplated by the EPA. On April 1, 2002, in accordance with an Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Mercury emissions reductions were not addressed in the plan. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge's approval of the plan, as amended. Accordingly, the IUB order provides that the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case, but it rejected the future application of a tracker mechanism to recover emission reduction costs. However, pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these capital expenditures to exceed such amount.

Under the New Source Review ("NSR") provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change (a "major modification") to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states and environmental groups, among others, potentially subject a utility to material expenses for fines or other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. Since the NSR changes were announced, the EPA's enforcement branch indicated it would apply the clarified routine repair, maintenance and replacement rules to its pending investigation. However, a number of states and local air districts have challenged the EPA's clarification of the rule and a panel of the U.S. Circuit Court of Appeals for the District of Columbia issued an order on December 24, 2003 staying the EPA's implementation of its clarification of the equipment replacement rule; therefore, the previous rules without the clarified exemption remain in effect.

On February 26, 2004, the EPA issued final requirements to reduce hazardous air pollutants from stationary reciprocating internal combustion engines, such as those used at pipeline compressor stations, built after December 19, 2002. The standards apply to all new and certain existing reciprocating internal
combustion   engines  above  500  horsepower  that  are  located  at  facilities characterized under the Clean Air Act as a "major source" of toxic air pollutants. The impact of the regulation of hazardous air pollutants from stationary reciprocating internal combustion engines may have a significant impact on existing and new facilities.

Nuclear Decommissioning

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts is reflected in deferred charges and other assets in the consolidated balance sheets.

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

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. ("Cornerstone"), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy and the Company. On October 1, 2003, a second complaint, Roberto, E. Calle Gracey, et al. ("Calle Gracey"), was filed in the same court but did not name MidAmerican Energy or the Company. On November 14, 2003, a third complaint, Dominick Viola ("Viola"), et al., was filed in the same court and named MidAmerican Energy and MidAmerican Energy Holdings Company as defendants. On November 19, 2003, an Order of Voluntary Dismissal Without Prejudice of MidAmerican Energy Holdings Company was entered by the court dismissing
MidAmerican Energy Holdings Company from the Cornerstone and Viola complaints and MidAmerican Energy Holdings Company was dismissed from the suit. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiff's response is due May 19, 2004. MidAmerican Energy will coordinate with the other defendants and vigorously defend the allegations against it.

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

In 2001, the Contractor filed a Request for Arbitration (and two supplements) with the International Chamber of Commerce ("ICOC") seeking schedule relief of up to 153 days, compensation for alleged additional costs of approximately $4 million and compensation for damages of approximately $62 million resulting from alleged force majeure events (and geologic conditions). The Contractor further alleged that the circumstances surrounding the placing of the Casecnan project into commercial operation in December 2001 amounted to a repudiation of the construction contract resulting in a claim for unspecified quantum meruit damages, and that the delay liquidated damages clause which provides for payments of $125,000 per day to CE Casecnan for each day of delay in completion of the Casecnan project was unenforceable.

On November 7, 2002, the ICOC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geological claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million to the extent losses are not covered by insurance. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

On April 7, 2004, CE Casecnan entered into an agreement with the Contractor settling the ICOC arbitration. Pursuant to the settlement agreement, on April 14, 2004, CE Casecnan received $18.9 million from the Contractor and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. An amount of $24.4 million will be recorded as a reduction of properties, plants and equipment in the second quarter of 2004, reflecting the receipt of the Contractor payment and the release of other costs accrued in connection with the arbitration proceedings.

    CE Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan project prepared following commencement of commercial operations, in February 2002, MEHC's indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MEHC's ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG's shares in CE Casecnan. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd. and LPG entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend distributions declared in the first quarter of 2004 amounting to $8.0 million, was set aside by CE Casecnan in an unsecured CE Casecnan account. The initial phase in the case has been set for trial in May 2004. The impact, if any, of this litigation on the Company cannot be determined at this time.

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

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                       ---------------------
                                                                         2004        2003
                                                                       --------    ---------
Net income ........................................................    $147,190    $ 130,636
Other comprehensive income:
  Foreign currency translation ....................................      34,325      (28,007)
  Marketable securities, net of tax of $72 and $(83), respectively          108         (133)
  Cash flow hedges, net of tax of $1,211 and $2,442, respectively         2,766        5,226
                                                                       --------    ---------
Total comprehensive income ........................................    $184,389    $ 107,722
                                                                       ========    =========

9.  RETIREMENT PLANS

Domestic Operations

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries. MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries. Net periodic pension, supplemental retirement and postretirement benefit costs included the following components for MidAmerican Energy and the aforementioned affiliates for the three-month periods ended March 31 (in thousands):

                                                 PENSION COST         POSTRETIREMENT COST
                                             --------------------     -------------------
                                               2004        2003         2004        2003
                                             -------     --------     -------     -------
Components of net periodic benefit cost:
Service cost ............................    $ 6,598     $  6,744     $ 1,962     $ 1,951
Interest cost ...........................      8,700        9,336       4,183       3,834
Expected return on plan assets ..........     (9,634)     (10,499)     (1,861)     (1,434)
Amortization of net transition balance ..       (198)        (709)      1,028         981
Amortization of prior service cost ......        687          705         148         142
Amortization of prior year loss .........        419          375         834         887
Regulatory expense ......................          -          908           -           -
                                             -------     --------     -------     -------
Net periodic cost .......................    $ 6,572     $  6,860     $ 6,294     $ 6,361
                                             =======     ========     =======     =======

MEHC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected MidAmerican Energy to contribute $5.1 million and $27.6 million in 2004 to its pension and postretirement plans, respectively. As of March 31, 2004, $1.3 million and $6.6 million of contributions have been made to the pension and postretirement plans, respectively.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act"). The Medicare Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care plans that provide a benefit to participants that is at least actuarially equivalent to Medicare Part D. The Medicare Act is expected to ultimately reduce the Company's postretirement costs from what they would have been absent such changes. Detailed regulations pertaining to the Medicare Act have yet to be promulgated, and therefore, the Company cannot determine whether its plan meets the actuarial equivalency requirements of Medicare Part D. Accordingly, the Company continues to defer recognizing the effects of the Medicare Act in its postretirement plan accounting.

United Kingdom Operations

CE Electric UK, through a wholly-owned subsidiary, participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. Net periodic pension costs included the following components for CE Electric UK for the three-month periods ended March 31 (in thousands):

                                                       PENSION COST
                                                   ---------------------
                                                     2004         2003
                                                   --------     --------

       Components of net periodic benefit cost:
       Service cost ...........................    $  3,045     $  2,589
       Interest cost ..........................      18,503       17,095
       Expected return on plan assets .........     (24,778)     (24,326)
       Amortization of prior service cost .....         415          402
       Amortization of prior year loss ........       4,245          491
                                                   --------     --------
       Net periodic (benefit) cost ............    $  1,430     $ (3,749)
                                                   ========     ========

MEHC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected CE Electric UK to contribute $14.0 million in 2004 to their pension plans. As of March 31, 2004, $3.5 million of contributions have been made to the pension plans.

10.  SEGMENT INFORMATION

The Company has identified seven reportable operating segments based on management structure: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices. Information related to the Company's reportable operating segments is shown below (in thousands):

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                       ---------------------------
                                                          2004            2003
                                                       -----------     -----------
OPERATING REVENUE:
  MidAmerican Energy ..............................    $   840,946     $   815,916
  Kern River ......................................         75,613          39,030
  Northern Natural Gas ............................        190,339         170,639
  CE Electric UK ..................................        262,608         225,532
  CalEnergy Generation - Domestic .................         11,901          11,233
  CalEnergy Generation - Foreign ..................         69,591          76,729
  HomeServices ....................................        314,686         257,988
                                                       -----------     -----------
  Segment operating revenue .......................      1,765,684       1,597,067
    Corporate/other(1) ............................        (20,429)        (20,182)
                                                       -----------     -----------
  Total operating revenue .........................    $ 1,745,255     $ 1,576,885
                                                       ===========     ===========

INTEREST EXPENSE:
  MidAmerican Energy ..............................    $    30,591     $    31,384
  Kern River ......................................         19,535          19,673
  Northern Natural Gas ............................         13,124          15,573
  CE Electric UK ..................................         48,798          50,067
  CalEnergy Generation - Domestic .................          8,531           7,601
  CalEnergy Generation - Foreign ..................         11,259          15,361
  HomeServices ....................................            705           1,049
                                                       -----------     -----------
  Segment interest expense ........................        132,543         140,708
    Corporate/other(1) ............................         55,680          46,137
    Parent company subordinated debt(2) ...........         50,179               -
                                                       -----------     -----------
    Total interest expense ........................    $   238,402     $   186,845
                                                       ===========     ===========

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
  MidAmerican Energy ..............................    $    88,554     $    89,892
  Kern River ......................................         30,472          26,376
  Northern Natural Gas ............................        102,656          83,639
  CE Electric UK ..................................        109,206          84,773
  CalEnergy Generation - Domestic .................        (13,478)         (5,858)
  CalEnergy Generation - Foreign ..................         33,789          34,532
  HomeServices ....................................          9,659           7,005
                                                       -----------     -----------
  Segment income before provision for income taxes         360,858         320,359
    Corporate/other(1)(2) .........................       (122,327)        (58,810)
                                                       -----------     -----------
  Total income before provision for income taxes ..    $   238,531     $   261,549
                                                       ===========     ===========

                                      -16-

                                               MARCH 31,     DECEMBER 31,
                                                 2004           2003
                                              -----------    -----------
        IDENTIFIABLE ASSETS: (3)
          MidAmerican Energy .............    $ 6,714,044    $ 6,596,849
          Kern River .....................      2,193,885      2,200,201
          Northern Natural Gas ...........      2,280,346      2,167,621
          CE Electric UK .................      5,398,868      5,038,880
          CalEnergy Generation - Domestic         847,318        842,148
          CalEnergy Generation - Foreign .        854,282        951,155
          HomeServices ...................        627,628        567,736
                                              -----------    -----------
          Segment identifiable assets ....     18,916,371     18,364,590
            Corporate/other(1) ...........        764,523        803,599
                                              -----------    -----------
          Total identifiable assets ......    $19,680,894    $19,168,189
                                              ===========    ===========

(1) The remaining differences from the segment amounts to the consolidated amounts described as "Corporate/other" relate principally to the corporate functions including administrative costs, interest expense, corporate cash and related interest income, intersegment eliminations, and fair value adjustments relating to acquisitions.

(2) The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries as of October 1, 2003. The adoption required amounts previously recorded in minority interest and preferred dividends to be recorded as interest expense in the accompanying consolidated statement of operations. For the period from January 1, 2004 to March 31, 2004 the Company has recorded $50.2 million of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends for the three-month period ended March 31, 2003 was $55.1 million.

(3)  Identifiable assets by segment includes the allocation of goodwill.

Goodwill as of December 31, 2003 and changes for the period from January 1, 2004 through March 31, 2004 by segment are as follows (in thousands):

                                                            NORTHERN         CE         CALENERGY
                                 MIDAMERICAN       KERN      NATURAL      ELECTRIC      GENERATION     HOME-
                                    ENERGY        RIVER        GAS           UK          DOMESTIC     SERVICES        TOTAL
                                 -----------     -------    ---------     ----------    ----------    ---------     ----------
Goodwill at January 1, 2004..    $ 2,139,223     $33,900    $ 379,148     $1,261,583    $ 126,308     $ 365,481     $4,305,643

Goodwill from acquisitions
during the year .............              -           -            -              -            -           702            702

Other goodwill
adjustments(1) ..............         (4,762)          -       (4,843)        32,606           (6)       (1,945)        21,050
                                 -----------     -------    ---------     ----------    ---------     ---------     ----------

Goodwill at March 31,2004 ...    $ 2,134,461     $33,900    $ 374,305     $1,294,189    $ 126,302     $ 364,238     $4,327,395
                                 ===========     =======    =========     ==========    =========     =========     ==========

(1) Other goodwill adjustments include income tax, foreign currency translation and purchase price adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of MidAmerican Energy Holdings Company ("MEHC" or the "Company"), during the periods included in the accompanying consolidated statements of operations. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements. The Company's actual results in the future could differ significantly from the historical results.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction and rate case strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MEHC's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MEHC has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

BUSINESS

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding, Inc. ("CE Electric UK") (which includes Northern Electric Distribution Ltd ("NED") and Yorkshire Electricity Distribution plc ("YED")), CalEnergy Generation - Domestic, CalEnergy Generation - Foreign and HomeServices of America, Inc. ("HomeServices"). These platforms are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

In the three months ended March 31, 2004, net income available to common and preferred stockholders was $147.2 million compared with $130.6 million for the same period in 2003.

Operating revenue for the three months ended March 31, 2004 increased $168.4 million or 10.7% to $1,745.3 million from $1,576.9 million for the same period in 2003. The following table summarizes operating revenue by segment for the three months ended March 31 (in millions):

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                          ---------------------------------
                                            2004         2003      $ CHANGE
                                          --------     --------    --------
    Operating revenue:
      MidAmerican Energy .............    $  841.0     $  815.9     $ 25.1
      Kern River .....................        75.6         39.0       36.6
      Northern Natural Gas ...........       190.3        170.6       19.7
      CE Electric UK .................       262.6        225.5       37.1
      CalEnergy Generation - Domestic         11.9         11.3        0.6
      CalEnergy Generation - Foreign .        69.6         76.7       (7.1)
      HomeServices ...................       314.7        258.0       56.7
                                          --------     --------     ------
      Segment operating revenue ......     1,765.7      1,597.0      168.7
      Corporate/other ................       (20.4)       (20.1)      (0.3)
                                          --------     --------     ------
      Total operating revenue ........    $1,745.3     $1,576.9     $168.4
                                          ========     ========     ======

MidAmerican Energy's operating revenue for the three months ended March 31, 2004, increased $25.1 million, or 3.1%, to $841.0 million. Regulated and non-regulated electric revenues increased $53.0 million, or 16.0%, to $383.5 million for the three months ended March 31, 2004, primarily due to higher volumes and higher off-system prices. Gas revenues decreased $26.3 million, or 5.5% to $453.5 million for the three months ended March 31, 2004, mainly due to lower volumes and lower wholesale gas prices.

Operating revenue at both pipelines is principally derived by providing firm or interruptible transportation services under long-term gas transportation service agreements. Northern Natural Gas also derives part of its revenue from storing gas. The $36.6 million increase in Kern River's operating revenue was primarily due to the transportation fees earned in connection with the 2003 expansion project ("Kern River 2003 Expansion Project") which began operation May 1, 2003. On May 1, 2003, Northern Natural Gas filed a request for increased rates with the Federal Energy Regulatory Commission. The rate filing provides evidence in support of a $71 million increase to Northern Natural Gas' annual revenue requirement. However, in this case, Northern Natural Gas is requesting that only $55 million of this increase be effectuated. Northern Natural Gas' new rates went into effect November 1, 2003, subject to refund. The $19.7 million increase in Northern Natural Gas' operating revenue reflects the impact of the new rates and the Company's estimate of the expected outcome of the rate case.

CE Electric UK operating revenue increased during the three months ended March 31, 2004 as a result of the weaker U.S. dollar, higher distribution revenue and slightly higher revenue at its contracting business.

Operating revenue for CalEnergy Generation - Foreign decreased in the three months ended March 31, 2004 primarily due to the settlements with the National Irrigation Administration and the Philippine National Oil Company-Energy Development Corporation effective in the fourth quarter of 2003.

HomeServices' operating revenue, consisting mainly of commission revenue from real estate brokerage transactions, increased $56.7 million, or 22.0%. The increase is due to growth from existing operations totaling $34.1 million reflecting higher unit sales and average sales prices and acquisitions made in 2003 totaling $22.6 million. During the three months ended March 31, 2004, HomeServices closed 36,090 brokerage sides up 9.5% from 32,968 closed sides in the comparable 2003 period. Closed brokerage volume was $10.6 billion during the three months ended March 31, 2004, up 27.7% from $8.3 billion in 2003.

Income on equity investments for the three months ended March 31, 2004, decreased $4.0 million to $3.5 million for the same period in 2003. Equity income from non-regulated generation equity investments decreased $1.1 million to $1.2 million mainly due to the expiration of a contract at an independent power plant. Equity income from HomeServices for the three months ended March 31, 2004 decreased by $2.6 million to $2.3 million due to decreased refinancing activity at mortgage joint ventures.

Interest and dividend income for the three months ended March 31, 2004, decreased $6.7 million to $7.2 million. The decrease is mainly due to dividends received in 2003 from the Company's investment in The Williams Companies Cumulative Convertible Preferred Stock. The investment was sold in the second quarter of 2003.

Other income for the three months ended March 31, 2004, decreased $9.0 million to $8.4 million, primarily due to lower allowance for equity funds used during the construction related to the Kern River 2003 Expansion Project.

Cost of sales for the three months ended March 31, 2004, increased $57.6 million, or 8.4%, to $742.0 million from $684.4 million in the comparable 2003 period. HomeServices' cost of sales, consisting primarily of commissions on real estate brokered transactions, increased $43.6 million due to higher commission expense on incremental sales at existing business units and acquisitions made in 2003. CE Electric UK cost of sales increased $5.6 million primarily due to the weaker U.S. dollar. MidAmerican Energy cost of sales increased $5.0 million, due to higher regulated electric volumes and cost per megawatt-hour, partially offset by lower gas volumes and lower average gas prices.

Operating expenses for the three months ended March 31, 2004, increased $22.2 million, or 6.2%, to $378.7 million from $356.5 million in the comparable 2003 period. HomeServices' operating expenses, consisting mainly of compensation, marketing and other administrative costs, increased $8.3 million. CE Electric UK operating expenses increased $4.8 million, primarily due to the weaker U.S. dollar. Kern River operating expenses increased $4.0 million due to the commencement of operations of the Kern River 2003 Expansion Project.

Depreciation and amortization for the three months ended March 31, 2004, increased $28.5 million, or 20.0%, to $170.3 million from $141.8 million in the comparable 2003 period. MidAmerican Energy's expense increased $14.1 million due primarily to an increase in regulatory expense related to its revenue sharing arrangement, Kern River's expense increased $6.4 million due to the commencement of operation of the Kern River 2003 Expansion Project, and Northern Natural Gas' expense increased $5.2 million due to higher depreciation rates consistent with the rate case filings.

Interest expense for the three months ended March 31, 2004, increased $51.6 million to $238.4 million. On October 1, 2003, the Company adopted Financial Accounting Standards Board, ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46R") related to certain finance subsidiaries. The adoption required that amounts previously recorded in minority interest and preferred dividends be recorded as interest expense in the accompanying consolidated statement of operations. For the period from January 1, 2004 to March 31, 2004, the Company has recorded $50.2 million of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends for the three-month period ended March 31, 2003 was $55.1 million.

The remaining $1.4 million increase in interest expense resulted from charges associated with the early redemption of $136.4 million of Salton Sea Funding Corporation ("Funding Corporation") debt totaling $10.8 million, additional interest expense totaling $5.6 million on the Company's debt issuances of $450.0 million of 3.5% Senior Notes (May 2003) and $250.0 million of 5.0% Senior Notes (February 2004). These increases were partially offset by decreased interest, totaling $12.4 million, due to the Company's scheduled redemption of $215.0 million of 6.96% Senior Notes (September 2003), redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% trust securities (June 2003), and reductions in CalEnergy Generation - Foreign project debt.

Capitalized interest for the three months ended March 31, 2004, decreased $11.9 million to $3.6 million. The decrease was primarily due to the discontinuance of capitalizing interest on the Kern River 2003 Expansion Project.

The income tax provision for the three months ended March 31, 2004, increased $15.6 million to $88.6 million mainly due to higher pre-tax earnings, increased taxes at CalEnergy Generation-Foreign as a result of the expiration of the income tax holiday at a Leyte project and higher taxes on other foreign earnings.

Minority interest and preferred dividends for the three months ended March 31, 2004 decreased $55.1 million to $2.8 million. This decrease was due to the adoption of FIN 46R described above.

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

The Company's cash and cash equivalents were $977.8 million at March 31, 2004, compared to $660.2 million at December 31, 2003. Each of MEHC's direct or indirect subsidiaries is organized as a legal entity separate and apart from MidAmerican Energy Holdings Company and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC will be available to satisfy the obligations of MEHC or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and deferred charges and other assets, restricted cash and investments of $205.2 million and $119.5 million at March 31, 2004, and December 31, 2003, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations, customer deposits held in escrow, and distributions.

Cash flows from Operating Activities
------------------------------------

The Company generated cash flows from operations of $488.0 million for the three months ended March 31, 2004, compared with $385.8 million for the comparable period in 2003. The increase was mainly due to a refund of $79.0 million from the Internal Revenue Service as a result of a 2003 net operating loss. The net operating loss was primarily due to bonus depreciation as a result of the Kern River 2003 Expansion Project becoming operational in 2003. Also contributing to higher cash flows from operations are higher earnings and non-cash charges for depreciation and amortization.

Cash Flows from Investing Activities
------------------------------------

Cash flows used in investing activities for the three months ended March 31, 2004 were $111.7 million, compared with $444.0 million for the same period in 2003. The decrease was due to lower capital expenditures in 2004 along with the collection of the Republic of the Philippines ("ROP") Note as described below.

Put of ROP Note and Receipt of Cash

On January 14, 2004, CE Casecnan Water and Energy Company, Inc. ("CE Casecnan"), an indirect, majority-owned subsidiary of the Company, exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put option, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

Capital Expenditures, Construction and Other Development Costs

Capital  expenditures,  construction  and other  development  costs were  $211.4 million for the three months ended March 31, 2004 as compared with $377.9 million for the same period in 2003. The following table summarizes the expenditures by business segment (in millions):

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                  ----------------
                                                   2004      2003
                                                  ------    ------
             MidAmerican Energy ..............    $117.4    $ 77.3
             Kern River ......................       4.5     216.0
             Northern Natural Gas ............      16.5      13.0
             CE Electric UK ..................      68.6      61.1
             CalEnergy Generation - Domestic .       0.7       4.5
             CalEnergy Generation - Foreign ..       0.4       1.7
             HomeServices ....................       2.6       4.2
                                                  ------    ------
             Segment capital expenditures ....     210.7     377.8
             Corporate/other .................       0.7       0.1
                                                  ------    ------
             Total capital expenditures ......    $211.4    $377.9
                                                  ======    ======

Forecasted capital expenditures, construction and other development costs for fiscal 2004 are expected to be approximately $1.3 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of long-term debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures were $159.7 million for the three months ended March 31, 2004. Construction and other development costs were $51.7 million for the three months ended March 31, 2004. These costs consist mainly of expenditures for large scale, generation projects as follows:

    MidAmerican Energy

MidAmerican   Energy's   primary  need  for  capital  is  utility   construction
expenditures. For the first three months of 2004, utility construction expenditures totaled $117.4 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases.

Forecasted utility construction expenditures, including allowance for funds used during construction, are $912 million for 2004.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing two electric generating projects in Iowa and is developing a third. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $382 million has been invested through March 31, 2004.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which will continue to be operated in simple cycle mode during 2004, resulted in 327 megawatt ("MW") of accredited capacity in the summer of 2003. The combined cycle operation is expected to commence in December 2004 and achieve an expected additional accredited capacity of 190 MW.

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

The third project is currently under development and is comprised of wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for the wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy's plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy's application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. The obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kilowatt ("kWh") for a period of at least ten years after the facilities begin generating electricity. Congress is currently considering legislation that would allow a 1.8 cent per kWh tax credit for a period of ten years. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. If MidAmerican Energy does not construct the wind facilities by December 31, 2006, the rate extension from January 1, 2006 through December 31, 2010 may terminate.

    Kern River

On May 1, 2003, Kern River completed the construction of its Kern River 2003 Expansion Project at a total cost of approximately $1.2 billion. The expansion increased the design capacity of the existing Kern River pipeline by 885,626 decatherms per day to 1,755,626 decatherms per day.

Cash Flows from Financing Activities
------------------------------------

Cash flows used in financing activities for the three months ended March 31, 2004 were $65.6 million. During 2004, the Company used cash for financing activities of $214.7 million for repayments of subsidiary obligations, and generated cash from financing activities of $260.3 million from the issuances of
subsidiary,   project  and  parent  company  debt.  Cash  flows
from financing activities for the three months ended March 31, 2003 were $73.5 million. During 2003, the Company generated cash from financing activities, totaling $287.6 million, from the issuance of subsidiary and project company debt, and used cash for financing activities, totaling $220.1 million, for repayments of parent company and subsidiary obligations.

Recent Debt Issuances, Redemptions and Stock Transactions

On February 12, 2004, MEHC completed the sale of $250 million in aggregate principal amount of its 5.00% senior notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Funding Corporation, for the amount remaining on MEHC's guarantee of the Funding Corporation's Series F Bonds and for other general corporate purposes.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. MEHC made the requisite payment and, as a result, it has no further payment obligation under the guarantee.

On January 6, 2004, the Company purchased two hundred thousand shares of common stock owned by the Company's chairman and chief executive officer, for an aggregate purchase price of $20.0 million.

Restricted Cash and Short-term Investments

During the three months ended March 31, 2004, CE Casecnan increased its restricted cash related to obligations for debt service and unpaid dividends declared.

CREDIT RISK RATINGS

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand "adequate assurances" in the event of a material adverse change in MidAmerican Energy's creditworthiness. If one or more of MidAmerican Energy's credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of March 31, 2004, MidAmerican Energy's estimated potential collateral requirements totaled approximately $119 million. MidAmerican Energy's collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Yorkshire Power Group Limited, a subsidiary of CE Electric UK, entered into certain currency rate swap agreements for its Yankee Bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $281.1 million of the 6.496% Yankee Bonds outstanding at March 31, 2004, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.345%. The estimated fair value of these swap agreements at March 31, 2004 was $71.5 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if Yorkshire Power Group Limited's credit ratings from the three recognized credit rating agencies decline below investment grade. As of March 31, 2004, Yorkshire Power Group Limited's credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been approximately $33.3 million.

REGULATORY MATTERS

    MidAmerican Energy

Under two settlement agreements approved by the Iowa Utilities Board ("IUB"), MidAmerican Energy's Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy's overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy's application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Future depreciation will be reduced as a result of the credit applied to generating plant balances as the regulatory liability is reduced. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. As of March 31, 2004 and December 31, 2003, the related regulatory liability reflected on the consolidated balance sheets within other long-term accrued liabilities was $173.2 million and $144.4 million, respectively.

The 2003 settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period after January 1, 2006, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates. Also, if MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006, through December 31, 2010, may terminate.

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

    Kern River

Kern River was required to file a general rate case no later than May 1, 2004 pursuant to the terms of its Federal Energy Regulatory Commission ("FERC") Docket No. RP99-274 rate case settlement. Kern River filed its rate case on April 30, 2004 which supports a revenue increase of approximately $40.1 million representing a 13% increase from its existing cost of service and a proposed overall cost of service of $347.4 million. Since its last rate case, Kern River has increased the capacity of its system from 724,500 decatherm ("Dth") per day to 1,755,626 Dth per day at a cost of approximately $1.3 billion resulting in a total rate base of approximately $1.8 billion. Kern River proposed that the rate increase should be effective as of June 1, 2004, although it anticipates that the FERC will suspend the effectiveness of the rate increase until November 1, 2004.

     Northern Natural Gas

Northern Natural Gas has implemented a straight fixed variable rate design which provides that all fixed costs assignable to firm capacity customers, including a return on equity, are to be recovered through fixed monthly demand or capacity reservation charges which are not a function of throughput volumes.

On May 1, 2003, Northern Natural Gas filed a request for increased rates with the FERC. The rate increase is primarily attributable to four main cost areas: the capital investment made by Northern Natural Gas in the five years since its last rate case, an increase in Northern Natural Gas' depreciation rates, increased return on equity, and changes in the level of contract entitlement. The rate filing provides evidence in support of a $71 million increase to Northern Natural Gas' annual revenue requirement. However, Northern Natural Gas is requesting that only $55 million of this increase be effectuated. Northern Natural Gas' new rates went into effect November 1, 2003, subject to refund. Additionally, Northern Natural Gas filed on January 30, 2004 with the FERC to increase its revenue requirement by an incremental $30 million to that requested in the May 1, 2003 filing. The increased rates are primarily attributable to ongoing pipeline integrity initiative costs that Northern Natural Gas has undertaken since the May 1, 2003 rate filing. The FERC suspended the rate increase until August 1, 2004 and consolidated the 2003 and 2004 rate cases due to the similarity of issues in both cases and the updated costs. A hearing on the consolidated cases is scheduled for January 2005.

    CE Electric UK

The majority of the revenue of the Distribution License Holders ("DLHs") in the United Kingdom is controlled by a distribution price control formula which is set out in the license of each DLH. It has been the practice of the Office of Gas and Electricity Markets ("Ofgem") (and its predecessor body, the Office of Electricity Regulation), to review and reset the formula at five-year intervals, although the formula may be further reviewed at other times at the discretion of the regulator. Any such resetting of the formula requires the consent of the DLH. If the DLH does not consent to the formula reset, it is reviewed by the United Kingdom's competition authority, whose recommendations can then be given effect by license modifications made by Ofgem.

The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI means the Retail Price Index ("RPI"), reflecting the average of the 12-month inflation rates recorded for each month in the previous July to December period. The Xd factor in the formula was established by Ofgem at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The distribution price control formula determines the maximum average price per unit of electricity distributed (in pence per kWh) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in end users. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH's costs. During the lifetime of the price control, cost savings or additional costs have a direct impact on profit.

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

Ofgem has commenced the process of reviewing each DLH's existing price control formula, with a revised formula for each DLH (including NED and YED) expected to take effect from April 1, 2005 for an expected period of five years. To date, the process has involved the collection of data from each DLH via written submissions and meetings with representatives of the various companies. It is expected that Ofgem will announce preliminary proposals for the new price control formulas for the DLHs in June, 2004, with the final proposals issued in November, 2004. Each DLH will then have until December, 2004 to accept or reject the proposals, which if accepted will be implemented through a license modification in the first quarter of 2005, having effect from April 1, 2005.

COMMITMENTS AND CONTINGENCIES

There have been no material changes in commitments and contingencies from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, other than the item described below. Refer to Note 7 of Notes to the Consolidated Financial Statements for more discussion on commitments and contingencies.

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

In 2001, the Contractor filed a Request for Arbitration (and two supplements) with the International Chamber of Commerce ("ICOC") seeking schedule relief of up to 153 days, compensation for alleged additional costs of approximately $4 million and compensation for damages of approximately $62 million resulting from alleged force majeure events (and geologic conditions). The Contractor further alleged that the circumstances surrounding the placing of the Casecnan project into commercial operation in December 2001 amounted to a repudiation of the construction contract resulting in a claim for unspecified quantum meruit damages, and that the delay liquidated damages clause which provides for payments of $125,000 per day to CE Casecnan for each day of delay in completion of the Casecnan project was unenforceable.

On November 7, 2002, the ICOC issued the arbitration tribunal's partial award with respect to the Contractor's force majeure and geological claims. The arbitration panel awarded the Contractor 18 days of schedule relief in the aggregate for all of the force majeure events and awarded the Contractor $3.8 million to the extent losses are not covered by insurance. All of the Contractor's other claims with respect to force majeure and geologic conditions were denied.

On April 7, 2004, CE Casecnan entered into an agreement with the Contractor settling the ICOC arbitration. Pursuant to the settlement agreement, on April 14, 2004, CE Casecnan received $18.9 million from the Contractor and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. An amount of $24.4 million will be recorded as a reduction of properties, plants and equipment in the second quarter of 2004, reflecting the receipt of the Contractor payment and the release of other costs accrued in connection with the arbitration proceedings.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R") which served to clarify guidance in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"), and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries, as of October 1, 2003. The adoption required the deconsolidation of certain finance subsidiaries, which resulted in the amounts previously classified as mandatorily redeemable preferred securities of subsidiary trusts, in the amount of $1.9 billion, being reclassified to parent company subordinated debt in the accompanying consolidated balance sheet. In addition, the associated amounts previously recorded in minority interest and preferred dividends are now recorded as interest expense in the accompanying consolidated statement of operations. For quarter ended March 31, 2004, the
Company has recorded $50.2 million of interest expense related to these securities. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends related to these securities for the quarter ended March 31, 2003 was $55.1 million. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale, or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate its power plant projects.

In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act"), which was signed into law on December 8, 2003. The Medicare Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. These provisions of the new law will affect accounting measurements of the Company's postretirement benefit obligation and expense. As permitted by FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Medicare Act until specific authoritative guidance is issued. Therefore, the amounts included in the consolidated financial statements related to the Company's postretirement benefit plans do not reflect the effects of the Medicare Act.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the effects of certain types of regulation, impairment of long-lived assets, contingent liabilities and the accounting for revenue. Actual results could differ from these estimates.

For additional discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's critical accounting policies have not changed materially since December 31, 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk affecting MEHC, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of MEHC's Annual Report on Form 10-K for the year ended December 31, 2003. MEHC's exposure to market risk has not changed materially since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material changes in legal proceedings from the information provided in Item 3. of the Company's Annual Report on Form 10K for the year ended December 31, 2003 other than the CE Casecnan Construction Contract Arbitration. On April 7, 2004, CE Casecnan entered into an agreement with the Contractor settling the ICOC arbitration. Pursuant to the settlement agreement, on April 14, 2004, CE Casecnan received $18.9 million from the Contractor and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. An amount of $24.4 million will be recorded as a reduction of properties, plants and equipment in the second quarter of 2004, reflecting the receipt of the Contractor payment and the release of other costs accrued in connection with the arbitration proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b) Reports on Form 8-K:

     MEHC filed the following Current Reports on Form 8-K during the first quarter of 2004:

          o    MEHC filed a Current Report on Form 8-K on January 23, 2004.
          o    MEHC filed a Current Report on Form 8-K on January 30, 2004.
          o    MEHC filed a Current Report on Form 8-K on February 12, 2004.
          o    MEHC filed a Current Report on Form 8-K on February 18, 2004.
          o    MEHC filed a Current  Report on Form 8-K on March 1, 2004.
          o    MEHC filed a Current Report on Form 8-K on March 30, 2004.

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


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                       -----------------------------------
                                  (Registrant)



                                 /s/ Patrick J. Goodman
                                 ---------------------
Date:  May 4, 2004                   Patrick J. Goodman
                       Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

10.68     Fiscal  Agency  Agreement,  dated as of May 4,  1993,  among  Northern
          Natural Gas Company, Enron Corp. and Continental Bank, National Association, Fiscal Agent, relating to the $100,000,000 in principal amount of the 6.875% Senior Notes due 2005.

10.69 Fiscal Agency Agreement, dated as of September 4, 1998, between Northern Natural Gas Company and Chase Bank of Texas, National Association, Fiscal Agent, relating to the $150,000,000 in principal amount of the 6.75% Senior Notes due 2008.

10.70 Fiscal Agency Agreement, dated as of May 24, 1999, between Northern Natural Gas Company and Chase Bank of Texas, National Association, Fiscal Agent, relating to the $250,000,000 in principal amount of the 7.00% Senior Notes due 2011.

10.71 Trust Indenture, dated as of September 10, 1999, between Cordova Funding Corporation and Chase Manhattan Bank and Trust Company, National Association, Trustee, relating to the $225,000,000 in principal amount of the 8.75% Senior Secured Bonds due 2019.

10.72 Indenture, dated as of December 15, 1997, among CE Electric UK Funding Company, The Bank of New York, as Trustee, and Banque Internationale A Luxembourg S.A., as Paying Agent.

10.73 First Supplemental Indenture, dated as of December 15, 1997, among CE Electric UK Funding Company, The Bank of New York, Trustee, and Banque Internationale A Luxembourg S.A., Paying Agent, relating to the $125,000,000 in principal amount of the 6.853% Senior Notes due 2004 and to the $237,000,000 in principal amount of the 6.995% Senior Notes due 2007.

10.74 Trust Deed, dated as of February 4, 1998 among Yorkshire Power Finance Limited, Yorkshire Power Group Limited and Bankers Trustee
          Company Limited, Trustee, relating to the (pound) 200,000,000 in principal amount of the 7.25% Guaranteed Bonds due 2028.

10.75 First Supplemental Trust Deed, dated as of October 1, 2001, among Yorkshire Power Finance Limited, Yorkshire Power Group Limited and Bankers Trustee Company Limited, Trustee, relating to the (pound)200,000,000 in principal amount of the 7.25% Guaranteed Bonds due 2028.

10.76 Third Supplemental Trust Deed, dated as of October 1, 2001, among Yorkshire Electricity Distribution plc, Yorkshire Electricity Group PLC and Bankers Trustee Company Limited, Trustee, relating to the (pound)200,000,000 in principal amount of the 9.25% Bonds due 2020.

10.77 Indenture, dated as of February 1, 1998, and Second Supplemental Indenture, dated as of February 25, 1998, each among Yorkshire Power Finance Limited, Yorkshire Power Group Limited, The Bank of New York, Trustee, and Banque Internationale du Luxembourg S.A., Paying Agent, relating to the $300,000,000 in principal amount of the 6.496% Notes due 2008.

10.78 Indenture, dated as of February 1, 2000, among Yorkshire Power Finance 2 Limited, Yorkshire Power Group Limited and The Bank of New York, Trustee.

10.79 First Supplemental Indenture, dated as of February 16, 2000, among Yorkshire Power Finance 2 Limited, Yorkshire Power Group Limited and The Bank of New York, Trustee, relating to the (pound)155,000,000 in principal amount of the Reset Senior Notes due 2020.

10.80 Trust Agreement, dated as of February 1, 2000, among Yorkshire Power Group Limited, YPG Holdings LLC and The Bank of New York, Trustee, relating to the $250,000,000 in principal amount of the 8.25% Pass-Through Asset Trust Securities due 2005.

10.81 First Supplemental Trust Deed, dated as of September 27, 2001, among Northern Electric Finance plc, Northern Electric plc, Northern Electric Distribution Limited and The Law Debenture Trust Corporation p.l.c., Trustee, relating to the (pound)100,000,000 in principal amount of the 8.625% Guaranteed Bonds due 2005 and to the (pound)100,000,000 in principal amount of the 8.875% Guaranteed Bonds due 2020.

10.82 Stock Redemption Agreement, dated as of January 8, 2004, between David L. Sokol and MidAmerican Energy Holdings Company.

10.83 Trust Deed, dated as of January 17, 1995, between Yorkshire Electricity Group plc and Bankers Trustee Company Limited, Trustee, relating to the (pound)200,000,000 in principal amount of the 9 1/4% Bonds due 2020.

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