Form 10-Q
period 2004-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2004-08-03
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission File No. 0-25551

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Exact name of registrant as specified in its charter)

Iowa	94-2213782

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

666 Grand Avenue, Des Moines, Iowa	50309

(Address of principal executive offices)	(Zip Code)

(515) 242-4300

(Registrant’s telephone number, including area code)

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

All of the shares of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2004, 9,081,087 shares of common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004 (March 1, 2004 as to Notes 2, 5 and 20), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
July 28, 2004

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,078,567	$660,213
Restricted cash and short-term investments	89,449	55,281
Accounts receivable, net	602,424	666,063
Inventories	99,663	123,301
Other current assets	276,007	371,855

Total current assets	2,146,110	1,876,713

Properties, plants and equipment, net	11,429,200	11,180,979
Goodwill	4,320,209	4,305,643
Regulatory assets	517,513	512,549
Other investments	231,706	228,896
Equity investments	233,291	234,370
Deferred charges and other assets	845,040	829,039

Total assets	$19,723,069	$19,168,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$321,350	$345,237
Accrued interest	219,196	189,635
Accrued property and other taxes	120,366	112,823
Other liabilities	547,263	443,531
Short-term debt	14,578	48,036
Current portion of long-term debt	507,577	500,941
Current portion of parent company subordinated debt	100,000	100,000

Total current liabilities	1,830,330	1,740,203

Other long-term accrued liabilities	1,946,238	1,827,633
Parent company senior debt	3,029,751	2,777,878
Parent company subordinated debt	1,773,267	1,772,146
Subsidiary and project debt	6,443,476	6,674,640
Deferred income taxes	1,560,282	1,433,144

Total liabilities	16,583,344	16,225,644

Deferred income	67,023	69,201
Minority interest	10,703	9,754
Preferred securities of subsidiaries	90,128	92,145

Commitments and contingencies (Note 7)

Stockholders' equity:
Zero-coupon convertible preferred stock – authorized 50,000 shares, no par value, 41,263 shares issued and outstanding	-	-
Common stock – authorized 60,000 shares, no par value, 9,081 and 9,281 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	-	-
Additional paid-in capital	1,950,267	1,957,277
Retained earnings	1,191,283	999,627
Accumulated other comprehensive loss, net	(169,679)	(185,459)

Total stockholders' equity	2,971,871	2,771,445

Total liabilities and stockholders' equity	$19,723,069	$19,168,189

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

		(Unaudited)
Revenues:
Operating revenue	$1,563,373	$1,347,891	$3,326,676	$2,926,509
Income on equity investments	5,823	13,546	9,291	21,001
Interest and dividend income	7,295	19,314	14,464	33,185
Other income	22,969	29,515	31,330	46,939

Total revenue	1,599,460	1,410,266	3,381,761	3,027,634

Costs and expenses:
Cost of sales	689,683	529,870	1,449,722	1,216,034
Operating expense	429,077	367,792	807,731	724,285
Depreciation and amortization	161,954	160,782	332,237	302,631
Interest expense	227,012	183,033	465,414	369,878
Less interest capitalized	(5,294)	(7,616)	(8,902)	(23,148)

Total costs and expenses	1,502,432	1,233,861	3,046,202	2,589,680

Income before provision for income taxes	97,028	176,405	335,559	437,954
Provision for income taxes	36,297	32,471	124,885	105,471

Income before minority interest and preferred dividends	60,731	143,934	210,674	332,483
Minority interest and preferred dividends	3,275	63,993	6,028	121,906

Net income available to common and preferred stockholders	$57,456	$79,941	$204,646	$210,577

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months
	Ended June 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$204,646	$210,577
Adjustments to reconcile net income to cash flows from operating activities:
Distributions less income on equity investments	243	21,041
(Gain) loss on other items	10,717	(6,743)
Depreciation and amortization	332,237	302,631
Amortization of regulatory assets and liabilities and other	(4,508)	(19,892)
Amortization of deferred financing costs	10,358	17,516
Provision for deferred income taxes	115,345	104,946
Other	43,988	36,700
Changes in other items:
Accounts receivable and other current assets	93,051	122,877
Accounts payable and other accrued liabilities	87,595	(81,051)
Deferred income	(1,851)	(4,427)

Net cash flows from operating activities	891,821	704,175

Cash flows from investing activities:
Acquisitions, net of cash acquired	(18,909)	(34,813)
Proceeds from note receivable	97,000	-
Capital expenditures relating to operating projects	(388,141)	(272,712)
Construction and other development costs	(119,331)	(386,696)
Liquidated damages received, net of amounts accrued	18,900	-
Sale of convertible preferred securities	-	288,750
Other	46,492	(28,707)

Net cash flows from investing activities	(363,989)	(434,178)

Cash flows from financing activities:
Proceeds from subsidiary and project debt	17,939	1,133,572
Proceeds from parent company senior debt	249,765	449,295
Repayments of subsidiary and project debt	(286,163)	(1,326,295)
Net repayment of subsidiary short-term debt	(33,213)	(44,750)
Purchase and retirement of common stock	(20,000)	-
(Increase) decrease in restricted cash and investments	(34,619)	2,785
Redemption of preferred securities of subsidiaries	(2,018)	(588)
Purchase and retirement of preferred securities of subsidiary trusts	-	(33,411)
Other	(3,610)	(27,628)

Net cash flows from financing activities	(111,919)	152,980

Effect of exchange rate changes	2,441	13,354

Net increase in cash and cash equivalents	418,354	436,331
Cash and cash equivalents at beginning of period	660,213	844,430

Cash and cash equivalents at end of period	$1,078,567	$1,280,761

Supplemental Disclosure:
Interest paid, net of interest capitalized	$414,217	$314,548

Income taxes (refunded) paid	$(46,088)	$4,756

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   General

In the opinion of management of MidAmerican Energy Holdings Company and subsidiaries (“MEHC” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of MidAmerican Energy Holdings Company and its wholly and majority-owned subsidiaries excluding certain finance subsidiaries for which adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” as of October 1, 2003 required deconsolidation. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence, are accounted for under the equity method. Investments where the Company’s ability to exercise influence is limited are accounted for under the cost method of accounting.

The Company's operations are organized and managed on seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding Company ("CE Electric UK") (which includes Northern Electric Distribution Ltd (“NED”) and Yorkshire Electricity Distribution plc (“YED”)), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices of America, Inc. ("HomeServices").

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net income or retained earnings.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.   New Accounting Pronouncements

In December 2003, the FASB issued FIN 46R which served to clarify guidance in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (‘‘FIN 46’’), and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries, as of October 1, 2003. The adoption required the deconsolidation of certain finance subsidiaries, which resulted in the amounts previously classified as mandatorily redeemable preferred securities of subsidiary trusts, in the amount of $1.9 billion, being reclassified to parent company subordinated debt in the accompanying consolidated balance sheets. In addition, the associated amounts previously recorded in minority interest and preferred dividends are now recorded as interest expense in the accompanying consolidated statements of operations. For the three-month and six-month periods ended June 30, 2004, the Company has recorded $50.1 million and $100.3 million, respectively, of interest expense related to these securities. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amounts included in minority interest and preferred dividends related to these securities for the three-month and six-month periods ended June 30, 2003, were $55.1 million and $110.2 million, respectively. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale, or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate the power plant projects with ownership interests greater than 50% and not to consolidate the power plants from which it purchases power.

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which the Company so elected. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. The Company has determined that the effects of the Act are not significant to its postretirement plan and therefore do not constitute a significant event, as that term is defined in Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. As such, the Company will adopt FSP 106-2 at its next measurement date, January 1, 2005.

3.   Properties, Plants and Equipment, Net

Properties, plants and equipment, net comprise the following (in thousands):

	June 30,	December 31,
	2004	2003

Utility generation and distribution systems	$9,489,165	$9,154,054
Interstate pipelines’ assets	3,551,876	3,483,672
Independent power plants	1,374,567	1,395,782
Mineral and gas reserves and exploration assets	577,065	554,780
Utility non-operational assets	441,035	429,228
Other assets	154,005	146,286

Total operating assets	15,587,713	15,163,802
Accumulated depreciation and amortization	(4,554,928)	(4,260,643)

Net operating assets	11,032,785	10,903,159
Construction in progress	396,415	277,820

Properties, plants and equipment, net	$11,429,200	$11,180,979

Zinc Recovery Project and Minerals Assets

MEHC, through its indirect wholly owned subsidiaries, owns the rights to proprietary processes for the extraction of zinc, manganese, silica and other minerals from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. Facilities have been installed near the sites of the Imperial Valley Projects to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (“Zinc Recovery Project”).

The Zinc Recovery Project began limited production during December 2002 and has continued limited production throughout 2003 and 2004. Operating cash flow losses combined with continuing efforts to increase production have indicated that the long-lived assets, which include the Zinc Recovery Project and rights to quantities of extractable minerals, might be impaired. However, the Company’s estimate of future undiscounted cash flows indicated that the carrying amounts of the related long-lived assets are expected to be recovered as of June 30, 2004. Efforts continue to increase production with an emphasis on process modifications. Nonetheless, if the efforts to increase production are unsuccessful it is reasonably possible that changes in the assumed level of success of the zinc recovery process could occur in the near-term resulting in the need to write-down the assets. It is expected that a decision regarding the future of the Zinc Recovery Project will be made by the end of 2004. Along with its efforts to resolve the limited production, management began actively investigating other alternatives in the third quarter of 2004, including the establishment of strategic partnerships and consideration of taking the plant out of operation. The Company currently believes the Zinc Recovery Project will continue to operate. The Company’s investment in the long-lived assets and allocated goodwill, net of deferred income taxes, is approximately $400 million as of June 30, 2004.

4.   Investments

Equity Investment in CE Generation

The equity investment in CE Generation, LLC (“CE Generation”) at June 30, 2004 and December 31, 2003 was $206.7 million and $209.3 million, respectively. During the three-month and six-month periods ended June 30, 2004, the Company recorded a loss from its investment in CE Generation of $(1.2) million and $(0.1) million, respectively. During the three-month and six-month periods ended June 30, 2003, the Company recorded income from its investment in CE Generation of $5.4 million and $7.6 million, respectively.

ROP Note

On October 15, 2003, CE Casecnan Water and Energy Company, Inc. (‘‘CE Casecnan’’), an indirect, majority-owned subsidiary of the Company, closed a transaction settling the CE Casecnan NIA Arbitration, which arose from a Statement of Claim made on August 19, 2002, by CE Casecnan against the Republic of the Philippines (‘‘ROP’’) National Irrigation Administration (‘‘NIA’’). In connection with the settlement, NIA delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the ‘‘ROP Note’’), which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note is included in other current assets on the December 31, 2003 consolidated balance sheet.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put option, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

5.   Debt Issuances, Redemptions and Stock Transactions

On February 12, 2004, MEHC completed the sale of $250 million in aggregate principal amount of its 5.00% senior notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Salton Sea Funding Corporation ("Funding Corporation"), for the amount remaining on MEHC’s guarantee of Funding Corporation’s Series F Bonds and for other general corporate purposes.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. MEHC made the requisite payment and, as a result, it has no further liability with respect to its guarantee. The Company had a non-cash loss recorded in interest expense of $10.8 million as a result of the redemption of the Series F Bonds.

On January 6, 2004, the Company purchased two hundred thousand shares of common stock owned by the Company’s chairman and chief executive officer, for an aggregate purchase price of $20.0 million.

6.   Regulatory Matters

MidAmerican Energy

Rate Matters

Under two settlement agreements approved by the Iowa Utilities Board (“IUB”), MidAmerican Energy’s Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged, but could result in changes to individual tariffs. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Future depreciation will be reduced as a result of the credit applied to generating plant balances from the reduction of the regulatory liability. As of June 30, 2004 and December 31, 2003, the related regulatory liability reflected on the consolidated balance sheets within other long-term accrued liabilities was $188.0 million and $144.4 million, respectively.

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

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 was 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

Kern River

Kern River was required to file a general rate case no later than May 1, 2004 pursuant to the terms of its 1998 Federal Energy Regulatory Commission (“FERC”) Docket No. RP99-274 rate case settlement. Kern River filed its rate case on April 30, 2004 which supports a revenue increase of approximately $40.1 million representing a 13% increase from its existing cost of service and a proposed overall cost of service of $347.4 million. Since its last rate case, Kern River has increased the capacity of its system from 724,500 decatherms (“Dth”) per day to 1,755,626 Dth per day at a cost of approximately $1.3 billion resulting in a total rate base of approximately $1.8 billion. The FERC suspended the rate increase until November 1, 2004, and set a procedural order with a hearing scheduled for March 2005.

Northern Natural Gas

Northern Natural Gas has implemented a straight fixed variable rate design which provides that all fixed costs assignable to firm capacity customers, including a return on equity, are to be recovered through fixed monthly demand or capacity reservation charges which are not a function of throughput volumes.

On May 1, 2003, Northern Natural Gas filed a request for increased rates with the FERC. The rate increase is primarily attributable to four main cost areas: the capital investment made by Northern Natural Gas in the five years since its last rate case, an increase in Northern Natural Gas' depreciation rates, increased return on equity, and changes in the level of contract entitlement. The rate filing provides evidence in support of a $71 million increase to Northern Natural Gas’ annual revenue requirement. However, Northern Natural Gas chose to effectuate only $55 million of the increase. Northern Natural Gas’ new rates went into effect November 1, 2003, subject to refund. Additionally, Northern Natural Gas filed on January 30, 2004 with the FERC to increase its revenue requirement by an incremental $30 million to that requested in the May 1, 2003 filing. The increased rates are primarily attributable to ongoing pipeline integrity initiative costs that Northern Natural Gas has undertaken since the May 1, 2003 rate filing. The FERC suspended the rate increase until August 1, 2004 and consolidated the 2003 and 2004 rate cases due to the similarity of issues in both cases and the updated costs. A hearing on the consolidated cases is scheduled for January 2005.

CE Electric UK

The majority of the revenue of the Distribution License Holders (“DLHs”) in the United Kingdom is controlled by a distribution price control formula which is set out in the license of each DLH. It has been the practice of the Office of Gas and Electricity Markets ("Ofgem") (and its predecessor body, the Office of Electricity Regulation), to review and reset the formula at five-year intervals, although the formula may be further reviewed at other times at the discretion of the regulator. Any such resetting of the formula requires the consent of the DLH. If the DLH does not consent to the formula reset, it is reviewed by the United Kingdom's competition authority, whose recommendations can then be given effect by license modifications made by Ofgem.

The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI means the Retail Price Index (‘‘RPI’’), reflecting the average of the 12-month inflation rates recorded for each month in the previous July to December period. The Xd factor in the formula was established by Ofgem at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The distribution price control formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt (“kWh”)) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in end users. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH’s costs. During the lifetime of the price control, cost savings or additional costs have a direct impact on profit.

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

Ofgem has commenced the process of reviewing each DLH's existing price control formula, with a revised formula for each DLH (including NED and YED) expected to take effect from April 1, 2005 for an expected period of five years. To date, the process has involved the collection of data from each DLH via written submissions and meetings with representatives of the various companies and the issuance by Ofgem on June 28, 2004, of its initial proposals for the revised price control formula. The initial proposals indicate a reduction in the allowed revenue of NED and YED of 11% and 15%, respectively, in real terms. The range of allowed revenue adjustments for all DLHs was from an increase of 8% to a reduction of 15%. The Xd factor in the initial proposals was set at 1% for all DLHs. NED and YED will be responding to the initial proposals between now and September 2004, when a further, refined set of proposals is expected to be issued by Ofgem. It is expected that Ofgem will issue final proposals in November 2004. Each DLH will then have until December 2004 to accept or reject the proposals, which if accepted will be implemented through a license modification in the first quarter of 2005, having effect from April 1, 2005.

7.   Commitments and Contingencies

MidAmerican Energy

Manufactured Gas Facilities

The United States Environmental Protection Agency (“EPA”) and the state environmental agencies have determined that contaminated wastes remaining at decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

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

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $11 million to $27 million. As of June 30, 2004 and December 31, 2003, MidAmerican Energy had recorded a liability of $11.3 million and $14.0 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

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

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican Energy’s financial position, results of operations or cash flows.

Air Quality

MidAmerican Energy’s generating facilities are subject to applicable provisions of the Clean Air Act and related air quality standards promulgated by the EPA. The Clean Air Act provides the framework for regulation of certain air emissions and permitting and monitoring associated with those emissions. MidAmerican Energy believes it is in material compliance with current air quality requirements.

The EPA has in recent years implemented more stringent National Ambient Air Quality Standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions in the area that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire State of Iowa is in attainment of the ozone standards. The EPA has preliminarily determined that the entire State of Iowa is also in attainment with the fine particulate standards.

On December 4, 2003, the EPA announced the development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule, a proposal to require coal-burning power plants in 29 states, including Iowa, and the District of Columbia to reduce emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”) in an effort to reduce ozone and fine particulate matter in the Eastern United States. It is likely that MidAmerican Energy’s coal-burning facilities will be impacted by this proposal.

In December 2000, the EPA concluded that mercury emissions from coal-fired generating stations should be regulated. The EPA is currently considering two regulatory alternatives that would reduce emissions of mercury from coal-fired utilities. One of these alternatives would require reductions of mercury from all coal-fired facilities greater than 25 megawatts through application of Maximum Achievable Control Technology with compliance assessed on a facility basis. The other alternative would regulate the mercury emissions of coal-fired facilities that pose a health hazard through a market based cap-and-trade mechanism similar to the SO2 allowance system. The EPA is currently under a deadline to finalize the mercury reduction rule by March 2005.

The Clean Air Interstate Rule or the mercury reduction rule could, in whole or in part, be superceded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative”, and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gasses that may affect global climate change.

Depending on the outcome of the final Clean Air Interstate Rule and the mercury reduction rules or any superseding legislation passed by Congress, MidAmerican Energy may be required to install control equipment on its generating stations, purchase emission allowances or decrease the number of hours during which its generating stations operate. However, until final regulations or legislation is enacted, the impact of the regulations on MidAmerican Energy cannot be predicted.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions may be required to meet emissions reductions as contemplated by the EPA. On April 1, 2002, in accordance with an Iowa law passed in 2001, MidAmerican Energy filed with the IUB its first multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Mercury emissions reductions were not addressed in the plan. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the plan, as amended. Accordingly, the IUB order provides that the approved expenditures will not be subject to a subsequent prudence review in a future electric rate case, but it rejected the future application of a tracker mechanism to recover emission reduction costs. However, pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these capital expenditures to exceed such amount.

Under the New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change (a “major modification”) to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines or other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. Since the NSR changes were announced, the EPA’s enforcement branch indicated it would apply the clarified routine repair, maintenance and replacement rules to its pending investigation. However, a number of states and local air districts challenged the EPA’s clarifications of the rule, and a panel of the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges, indicating that it plans to take final action on the issue in approximately 180 days. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

Nuclear Decommissioning

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. MidAmerican Energy has established external trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of June 30, 2004 and December 31, 2003, was $193.6 million and $184.2 million, respectively, and is reflected in deferred charges and other assets in the consolidated balance sheets.

Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District (“NPPD”) entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of June 30, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $20.6 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for July 1 – December 31, 2004, and the years 2005 through 2008, respectively, and $97.8 million for the total of the years thereafter.

Natural Gas Commodity Litigation

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the U.S. District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) during the period January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. At this time, MidAmerican Energy does not believe that it has any material exposure in this lawsuit.

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy and MidAmerican Energy Holdings Company. On October 1, 2003, a second complaint, Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy or MidAmerican Energy Holdings Company. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy and MidAmerican Energy Holdings Company as defendants. On November 19, 2003, an Order of Voluntary Dismissal Without Prejudice of MidAmerican Energy Holdings Company was entered by the court dismissing MidAmerican Energy Holdings Company from the Cornerstone and Viola complaints and MidAmerican Energy Holdings Company was dismissed from the suit. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs filed a response on May 19, 2004, contesting both Motions to Dismiss. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

Northern Natural Gas

On February 26, 2004, the EPA issued final requirements to reduce hazardous air pollutants from stationary reciprocating internal combustion engines, such as those used at pipeline compressor stations, built after December 19, 2002. The standards apply to all new and certain existing reciprocating internal combustion engines above 500 horsepower that are located at facilities characterized under the Clean Air Act as a “major source” of toxic air pollutants.  It is expected that the impact of this regulation will not be material to the Company's consolidated financial statements.

CalEnergy Generation-Foreign

CE Casecnan Construction Contract Arbitration

Construction of the Casecnan Project was completed under a fixed-price, date-certain, turnkey engineering, procurement and construction contract by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the “Contractor”), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the International Chamber of Commerce (“ICC”) seeking schedule relief from various alleged force majeure events. On April 7, 2004, CE Casecnan entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004, and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and the $1.2 million accrual for the unpaid portion of the contract) was recorded as a reduction of properties, plants and equipment in the second quarter of 2004, reflecting the receipt of the Contractor payment and the release of other costs accrued in connection with the arbitration proceedings.

CE Casecnan Stockholder Litigation

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG’s shares in CE Casecnan. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain its 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd. and LPG entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend distributions declared in the six-month period ending June 30, 2004, amounting to $12.8 million, were set aside by CE Casecnan in an unsecured CE Casecnan account and is shown as restricted cash and other current liabilities in the accompanying consolidated balance sheet. The first phase of the trial with respect to an agreed set of initial issues is scheduled to be held in late July 2004. The impact, if any, of this litigation on the Company cannot be determined at this time.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income	$57,456	$79,941	$204,646	$210,577
Other comprehensive income:
Foreign currency translation	(16,038)	378	18,287	(27,629)
Marketable securities, net of tax of $(274); $305; $(202) and $222, respectively	(411)	458	(303)	325
Cash flow hedges, net of tax of $(2,633); $3,973; $(1,422) and $6,415, respectively	(4,970)	9,433	(2,204)	14,659

Total comprehensive income	$36,037	$90,210	$220,426	$197,932

9.   Retirement Plans

Domestic Operations

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries. MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries. Net periodic pension benefit cost, including supplemental retirement, and postretirement benefit costs included the following components for MidAmerican Energy and the aforementioned affiliates (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Pension:
Service cost	$6,346	$6,767	$12,944	$13,511
Interest cost	9,067	9,329	17,767	18,665
Expected return on plan assets	(9,738)	(10,543)	(19,372)	(21,042)
Amortization of net transition balance	(203)	(711)	(401)	(1,420)
Amortization of prior service cost	693	687	1,380	1,392
Amortization of prior year loss	366	363	785	738
Regulatory expense	-	912	-	1,820

Net periodic cost	$6,531	$6,804	$13,103	$13,664

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Postretirement:
Service cost	$2,103	$1,944	$4,065	$3,895
Interest cost	3,964	3,820	8,147	7,654
Expected return on plan assets	(2,512)	(1,428)	(4,373)	(2,862)
Amortization of net transition balance	674	978	1,702	1,959
Amortization of prior service cost	5	140	153	282
Amortization of prior year loss	876	883	1,710	1,770

Net periodic cost	$5,110	$6,337	$11,404	$12,698

MEHC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected MidAmerican Energy to contribute $5.1 million and $27.6 million in 2004 to its pension and postretirement plans, respectively. As of June 30, 2004, $2.6 million and $13.1 million of contributions have been made to the pension and postretirement plans, respectively.

United Kingdom Operations

CE Electric UK, through a wholly-owned subsidiary, participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. Net periodic pension costs included the following components for CE Electric UK (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Service cost	$2,982	$2,589	$6,027	$5,178
Interest cost	18,114	17,095	36,617	34,190
Expected return on plan assets	(24,258)	(24,326)	(49,036)	(48,652)
Amortization of prior service cost	407	402	822	804
Amortization of prior year loss	4,156	491	8,401	982

Net periodic (benefit) cost	$1,401	$(3,749)	$2,831	$(7,498)

MEHC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected CE Electric UK to contribute $14.0 million in 2004 to their pension plans. As of June 30, 2004, $7.7 million of contributions have been made to the pension plans.

10.   Segment Information

The Company has identified seven reportable operating segments based on management structure: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices. Information related to the Company’s reportable operating segments is shown below (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Operating revenue:
MidAmerican Energy	$575,522	$536,440	$1,416,468	$1,352,356
Kern River	78,374	64,444	153,987	103,474
Northern Natural Gas	89,057	85,742	297,444	258,114
CE Electric UK	216,209	188,659	478,817	414,191
CalEnergy Generation-Domestic	11,724	10,971	23,625	22,204
CalEnergy Generation-Foreign	69,338	80,163	138,929	156,892
HomeServices	532,806	395,632	847,492	653,620

Segment operating revenue	1,573,030	1,362,051	3,356,762	2,960,851
Corporate/other(1)	(9,657)	(14,160)	(30,086)	(34,342)

Total operating revenue	$1,563,373	$1,347,891	$3,326,676	$2,926,509

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Interest expense:
MidAmerican Energy	$30,395	$30,787	$60,986	$62,171
Kern River	19,221	19,937	38,756	39,610
Northern Natural Gas	13,246	14,675	26,370	30,248
CE Electric UK	50,646	47,556	99,444	97,623
CalEnergy Generation-Domestic	4,780	7,654	13,311	15,255
CalEnergy Generation-Foreign	11,042	15,725	22,301	31,086
HomeServices	698	1,032	1,403	2,081

Segment interest expense	130,028	137,366	262,571	278,074
Corporate/other(1)	46,875	45,667	102,555	91,804
Parent company subordinated debt(2)	50,109	-	100,288	-

Total interest expense	$227,012	$183,033	$465,414	$369,878

Income (loss) before provision for income taxes:
MidAmerican Energy	$36,174	$47,234	$124,728	$137,126
Kern River	45,785	35,757	76,257	62,133
Northern Natural Gas	(16,461)	(9,814)	86,195	73,825
CE Electric UK	65,885	60,513	175,091	145,286
CalEnergy Generation-Domestic	(7,511)	(1,961)	(20,989)	(7,819)
CalEnergy Generation-Foreign	34,358	36,326	68,147	70,363
HomeServices	52,204	39,693	61,863	46,698

Segment income before provision for income taxes	210,434	207,748	571,292	527,612
Corporate/other(1) (2)	(113,406)	(31,343)	(235,733)	(89,658)

Total income before provision for income taxes	$97,028	$176,405	$335,559	$437,954

	June 30,	December 31,
	2004	2003

Identifiable assets: (3)
MidAmerican Energy	$6,738,765	$6,596,849
Kern River	2,188,104	2,200,201
Northern Natural Gas	2,174,453	2,167,621
CE Electric UK	5,416,546	5,038,880
CalEnergy Generation-Domestic	833,236	842,148
CalEnergy Generation-Foreign	817,208	951,155
HomeServices	748,539	567,736

Segment identifiable assets	18,916,851	18,364,590
Corporate/other(1)	806,218	803,599

Total identifiable assets	$19,723,069	$19,168,819

(1)
The remaining differences from the segment amounts to the consolidated amounts described as “Corporate/other” relate principally to the corporate functions including administrative costs, interest expense, corporate cash and related interest income, intersegment eliminations, and fair value adjustments relating to acquisitions.

(2)
The Company adopted and applied the provisions of FIN 46R related to certain finance subsidiaries as of October 1, 2003. The adoption required amounts previously recorded in minority interest and preferred dividends to be recorded as interest expense in the accompanying consolidated statements of operations. For the three-month and six-month periods ended June 30, 2004, the Company has recorded $50.1 million and $100.3 million, respectively, of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The related amounts included in minority interest and preferred dividends for the three-month and six-month periods ended June 30, 2003 were $55.1 million and $110.2 million, respectively.

(3)	Identifiable assets by segment include the allocation of goodwill.

Goodwill as of December 31, 2003 and changes for the period from January 1, 2004 through June 30, 2004 by segment are as follows (in thousands):

			Northern	CE	CalEnergy
	MidAmerican	Kern	Natural	Electric	Generation	Home-
	Energy	River	Gas	UK	Domestic	Services	Total

Goodwill at January 1, 2004	$2,139,223	$33,900	$379,148	$1,261,583	$126,308	$365,481	$4,305,643

Goodwill from acquisitions during the year	-	-	-	-	-	14,654	14,654

Other goodwill adjustments (1)	(5,049)	-	(11,299)	18,281	(48)	(1,973)	(88)

Goodwill at June 30, 2004	$2,134,174	$33,900	$367,849	$1,279,864	$126,260	$378,162	$4,320,209

(1)	Other goodwill adjustments include income tax, foreign currency translation and purchase price adjustments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC” or the “Company”), during the periods included in the accompanying consolidated statements of operations. This discussion should be read in conjunction with the Company’s historical financial statements and the notes to those statements. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue, production and cost trends, cost recovery, cost reduction and rate case strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of MEHC’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MEHC has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

Executive Summary

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed on seven distinct platforms: MidAmerican Energy Company (“MidAmerican Energy”), Kern River Gas Transmission Company (“Kern River”), Northern Natural Gas Company (“Northern Natural Gas”), CE Electric UK Funding Company (“CE Electric UK”) (which includes Northern Electric Distribution Ltd (“NED”) and Yorkshire Electricity Distribution plc (“YED”)), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices of America, Inc. (“HomeServices”). These platforms are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following significant events and changes, as discussed in more detail herein, highlight some factors that affect the comparability of our financial results for the three-month and six-month periods ended June 30, 2004 and 2003:
  HomeServices separately acquired a number of real estate companies throughout 2003 and 2004, with the two most significant being in July 2003 and April 2004. These acquisitions, along with the continued increase in activity at existing locations and higher home prices overall, have spurred growth for this platform;
  In May 2003, Kern River completed a 717 mile expansion of its pipeline system (“Kern River 2003 Expansion Project”), which increased the design capacity of the system by 885,626 decatherms (“Dth”) per day to 1,755,626 Dth per day. As of June 30, 2004, Kern River had contracted 1,665,575 Dth per day of capacity under long-term firm gas transportation agreements. Mirant Americas Energy Marketing (“Mirant”), one of the shippers that entered into a 15-year firm gas transportation agreement related to the expansion, filed for bankruptcy in July 2003 and in December 2003 rejected the agreement pursuant to procedures under the bankruptcy code. In May 2004, Kern River was awarded $14.8 million, an amount equal to its cash collateral held, pursuant to the secured portion of its proof of claim;
  CalEnergy Generation–Foreign reached an arbitration settlement with the National Irrigation Administration (“NIA”) effective during the fourth quarter of 2003. As part of the settlement at CE Casecnan Water and Energy Company, Inc. (“CE Casecnan”), NIA paid the Company $17.7 million plus Philippines pesos of 39.9 million (approximately $0.7 million) and delivered a Republic of the Philippines (“ROP”) $97.0 million 8.375% Note due in 2013. In January 2004, the Company exercised its right to put the note and received $99.2 million (representing par plus accrued interest) from the ROP. In exchange, the Company agreed to modify certain provisions of the project agreement most significantly being the elimination of the tax compensation portion of the water delivery fee and modification of the threshold volume of water used to calculate the guaranteed water delivery fee;

  CE Electric UK operates mainly in Great Britain and the majority of its transactions are in Pounds Sterling. The weighted average ratio of U.S. Dollars to Pounds Sterling was 1.81 and 1.83, respectively, during the three-month and six-month periods ended June 30, 2004, as compared to 1.63 and 1.61, respectively, during the three-month and six-month periods ended June 30, 2003, which continues to produce positive revenue and profit comparisons on a year over year basis; and

  In February 2004, the Company completed the sale of $250 million of its 5.00% Senior Notes due February 15, 2014. On March 1, 2004, Salton Sea Funding Corporation (“Funding Corporation”) completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds (SSFC Series F Bonds) due on November 30, 2018. Limited production at the Zinc Recovery Project, which began production in late 2002, has continued throughout 2003 and 2004. Efforts to increase production with an emphasis on modifications to its process continue. It is expected that a decision regarding the future of the project will be made by the end of 2004.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

In the three months ended June 30, 2004, net income available to common and preferred stockholders was $57.5 million compared with $79.9 million for the same period in 2003. Net income was lower than the comparable prior year period at MidAmerican Energy, Northern Natural Gas, CalEnergy Generation–Domestic, and CalEnergy Generation–Foreign. Additionally, earnings recognized from dividends and a gain on the sale of The Williams Companies Cumulative Convertible Preferred stock in June 2003 resulted in lower comparable net income in 2004. These decreases were partially offset by higher net income at HomeServices and Kern River.

Operating revenue for the three months ended June 30, 2004 increased $215.5 million or 16.0% to $1,563.4 million from $1,347.9 million for the same period in 2003. The following table summarizes operating revenue by segment for the three months ended June 30 (in millions):

	Three Months
	Ended June 30,

	2004	2003	$ Change

Operating revenue:
MidAmerican Energy	$575.5	$536.4	$39.1
Kern River	78.4	64.4	14.0
Northern Natural Gas	89.1	85.7	3.4
CE Electric UK	216.2	188.7	27.5
CalEnergy Generation-Domestic	11.7	11.0	0.7
CalEnergy Generation-Foreign	69.3	80.2	(10.9)
HomeServices	532.8	395.6	137.2

Segment operating revenue	1,573.0	1,362.0	211.0
Corporate/other	(9.6)	(14.1)	4.5

Total operating revenue	$1,563.4	$1,347.9	$215.5

MidAmerican Energy’s operating revenue for the three months ended June 30, 2004, increased $39.1 million, or 7.3%, to $575.5 million. Regulated and non-regulated electric revenues increased $21.8 million, or 6.3%, to $367.7 million for the three months ended June 30, 2004, primarily due to higher volumes, and to a lessor degree, higher off-system prices. Gas revenues increased $17.5 million, or 9.4% to $203.7 million for the three months ended June 30, 2004, mainly due to higher prices and higher regulated wholesale volumes, partially offset by lower regulated retail and non-regulated volumes.

Operating revenue at Kern River and Northern Natural Gas is principally derived by providing firm or interruptible transportation services under long-term gas transportation service agreements. Northern Natural Gas also derives part of its revenue from storing gas. The $14.0 million increase in Kern River’s operating revenue was primarily due to the transportation fees earned in connection with the Kern River 2003 Expansion Project, which began operation May 1, 2003. On May 1, 2003, Northern Natural Gas filed a request for increased rates with the FERC. The rate filing provides evidence in support of a $71 million increase to Northern Natural Gas’ annual revenue requirement. However, in this case, Northern Natural Gas chose to effectuate only $55 million of the increase. Northern Natural Gas’ new rates went into effect November 1, 2003, subject to refund. The increased revenue from the new rates was offset by lower gas and liquids sales during the quarter.

CE Electric UK’s operating revenue increased during the three months ended June 30, 2004 as a result of the weaker U.S. dollar, higher distribution revenue due to higher volumes and higher revenue at its contracting business.

Operating revenue for CalEnergy Generation–Foreign decreased in the three months ended June 30, 2004 primarily due to the settlement with the NIA effective in the fourth quarter of 2003.

HomeServices’ operating revenue, consisting mainly of commission revenue from real estate brokerage transactions, increased $137.2 million, or 34.7%. The increase is due to growth from existing operations totaling $91.2 million reflecting higher unit sales and average sales prices and acquisitions not included in the comparable 2003 period totaling $46.0 million. During the three months ended June 30, 2004, HomeServices closed 60,189 brokerage sides up 18.0% from 51,016 closed sides in the comparable 2003 period. Closed brokerage volume was $18.1 billion during the three months ended June 30, 2004, up 40.3% from $12.9 billion in 2003.

Income on equity investments for the three months ended June 30, 2004, decreased $7.7 million to $5.8 million. The decrease is mainly due to a $6.6 million reduction in income from power generation equity investments due primarily to the expiration of a contract at an independent power plant and the timing of maintenance.

Interest and dividend income for the three months ended June 30, 2004, decreased $12.0 million to $7.3 million. The decrease is primarily due to dividends received in 2003 from the Company’s investment in The Williams Companies Cumulative Convertible Preferred Stock. The investment was sold in June 2003.

Other income for the three months ended June 30, 2004, decreased $6.5 million to $23.0 million. The decrease is mainly due to the $13.8 million gain on sale of The Williams Companies Cumulative Convertible Preferred Stock in June 2003 and lower allowance for equity funds used during the construction due to completion of the Kern River 2003 Expansion Project in May 2004. These items were partially offset by a $14.8 million bankruptcy award received by Kern River in May 2004 as a result of Mirant rejecting its transportation contract.

Cost of sales for the three months ended June 30, 2004, increased $159.8 million, or 30.2%, to $689.7 million from $529.9 million in the comparable 2003 period. HomeServices’ cost of sales, consisting primarily of commissions on real estate brokered transactions, increased $100.9 million due to higher commission expense on incremental sales at existing business units and acquisitions not included in the comparable 2003 period. MidAmerican Energy’s cost of sales increased $43.0 million, primarily due to higher electric and regulated wholesale gas volumes, higher regulated cost per megawatt-hour and higher gas prices, partially offset by lower regulated gas retail volumes. CE Electric UK’s cost of sales increased $9.9 million mainly due to increased activity at its contracting business, the weaker U.S. dollar and a refund of costs from the transmission grid in 2003.

Operating expenses for the three months ended June 30, 2004, increased $61.3 million, or 16.7%, to $429.1 million from $367.8 million in the comparable 2003 period. HomeServices’ operating expenses, consisting mainly of compensation, marketing and other administrative costs, increased $21.2 million. MidAmerican Energy’s operating expenses increased $17.3 million, primarily due to higher generation maintenance and transmission costs. Northern Natural Gas’ operating costs increased $11.0 million, primarily due to increased risk mitigation and pipeline corrosion testing. CE Electric UK’s operating expenses increased $6.8 million, mainly due to higher pension costs and the weaker U.S. dollar. Kern River’s operating expenses increased $5.8 million due to the commencement of operations of the Kern River 2003 Expansion Project.

Depreciation and amortization for the three months ended June 30, 2004, increased $1.2 million to $162.0 million from $160.8 million in the comparable 2003 period. This increase was mainly due to higher depreciation and amortization totaling $9.4 million at Kern River, Northern Natural Gas and HomeServices. These increases were partially offset by lower depreciation totaling $10.3 million at MidAmerican Energy, due to a decrease in regulatory expense related to its revenue sharing arrangements.

Interest expense for the three months ended June 30, 2004, increased $44.0 million to $227.0 million. On October 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46R”) related to certain finance subsidiaries. The adoption required that amounts previously recorded in minority interest and preferred dividends be recorded as interest expense in the accompanying consolidated statement of operations. For the period from April 1, 2004 to June 30, 2004, the Company has recorded $50.1 million of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends for the three-month period ended June 30, 2003 was $60.9 million, which included $5.8 million of expense from the purchase and retirement of the Yorkshire trust securities in June 2003.

The remaining $6.1 million decrease in interest expense resulted from decreased interest, totaling $11.8 million, due mainly to the early redemption of $136.4 million of SSFC Series F Bonds (March 2004), the Company's scheduled redemption of $215.0 million of 6.96% Senior Notes (September 2003), redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% trust securities (June 2003), and reductions in CalEnergy Generation–Foreign project debt. These decreases were partially offset by additional interest expense totaling $5.1 million on the Company’s debt issuances of $450.0 million of 3.5% Senior Notes (May 2003) and $250.0 million of 5.0% Senior Notes (February 2004) plus the effects of the weaker U.S. dollar.

Capitalized interest for the three months ended June 30, 2004, decreased $2.3 million to $5.3 million. The decrease was primarily due to the discontinuance of capitalizing interest on the Kern River 2003 Expansion Project.

The income tax provision for the three months ended June 30, 2004, increased $3.8 million to $36.3 million mainly due to higher pre-tax earnings at platforms with higher tax rates, increased taxes at CalEnergy Generation-Foreign as a result of the expiration of the income tax holiday at a Leyte project and higher taxes on other foreign earnings.

Minority interest and preferred dividends for the three months ended June 30, 2004 decreased $60.7 million to $3.3 million. This decrease was due to the adoption of FIN 46R and the expense associated with the purchase and retirement of the Yorkshire trust securities in June 2003, previously described.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

In the six months ended June 30, 2004, net income available to common and preferred stockholders was $204.6 million compared with $210.6 million for the same period in 2003.

Operating revenue for the six months ended June 30, 2004 increased $400.2 million, or 13.7%, to $3,326.7 million from $2,926.5 million for the same period in 2003. The following table summarizes operating revenue by segment for the six months ended June 30 (in millions):

	Six Months
	Ended June 30,

	2004	2003	$ Change

Operating revenue:
MidAmerican Energy	$1,416.5	$1,352.4	$64.1
Kern River	154.0	103.5	50.5
Northern Natural Gas	297.5	258.1	39.4
CE Electric UK	478.8	414.2	64.6
CalEnergy Generation–Domestic	23.6	22.2	1.4
CalEnergy Generation–Foreign	138.9	156.9	(18.0)
HomeServices	847.5	653.6	193.9

Segment operating revenue	3,356.8	2,960.9	395.9
Corporate/other	(30.1)	(34.4)	4.3

Total operating revenue	$3,326.7	$2,926.5	$400.2

MidAmerican Energy’s operating revenue for the six months ended June 30, 2004, increased $64.1 million, or 4.7%, to $1,416.5 million. Regulated and non-regulated electric revenues increased $74.8 million, or 11.1%, to $751.2 million for the six months ended June 30, 2004, primarily due to higher volumes and higher off-system prices. Gas revenues decreased $8.8 million, or 1.3% to $657.2 million for the six months ended June 30, 2004, mainly due to lower retail and non-regulated wholesales volumes and wholesale prices, partially offset by higher retail prices and regulated wholesale volumes.

Kern River’s operating revenue increased $50.5 million, or 48.8%, to $154.0 million for the six months ended June 30, 2004 primarily due to the transportation fees earned in connection with the Kern River 2003 Expansion Project, which began operation May 1, 2003. Northern Natural Gas’ operating revenue, which reflects the impact of the new rates beginning November 1, 2003 and higher gas and liquids sales during the year-to-date period, increased $39.4 million, or 15.3%, to $297.5 million for the six months ended June 30, 2004.

CE Electric UK’s operating revenue increased during the six months ended June 30, 2004 as a result of the weaker U.S. dollar, higher distribution revenue due to higher volumes and higher revenue at its contracting business.

Operating revenue for CalEnergy Generation–Foreign decreased in the six months ended June 30, 2004 primarily due to the settlement with the NIA effective in the fourth quarter of 2003.

HomeServices’ operating revenue, consisting mainly of commission revenue from real estate brokerage transactions, increased $193.9 million, or 29.7%. The increase is due to growth from existing operations totaling $125.3 million reflecting higher unit sales and average sales prices and acquisitions not included in the comparable 2003 period totaling $68.6 million. During the six months ended June 30, 2004, HomeServices closed 96,279 brokerage sides up 14.6% from 83,984 closed sides in the comparable 2003 period. Closed brokerage volume was $28.7 billion during the six months ended June 30, 2004, up 34.7% from $21.3 billion in 2003.

Income on equity investments for the six months ended June 30, 2004, decreased $11.7 million to $9.3 million. The decrease is mainly due to a $7.7 million reduction in income from power generation equity investments due primarily to the expiration of a contract at an independent power plant and the timing of maintenance and a $2.7 million reduction in equity income from HomeServices due to decreased refinancing activity at residential mortgage loan joint ventures.

Interest and dividend income for the six months ended June 30, 2004, decreased $18.7 million to $14.5 million. The decrease is mainly due to dividends received in 2003 from the Company’s investment in The Williams Companies Cumulative Convertible Preferred Stock. The investment was sold in June 2003.

Other income for the six months ended June 30, 2004, decreased $15.6 million to $31.3 million. The decrease is mainly due to the $13.8 million gain on sale of The Williams Companies Cumulative Convertible Preferred Stock in June 2003 and lower allowance for equity funds used during the construction related to the Kern River 2003 Expansion Project. These items were partially offset by a $14.8 million bankruptcy award received by Kern River in May 2004 from Mirant.

Cost of sales for the six months ended June 30, 2004, increased $233.7 million, or 19.2%, to $1,449.7 million from $1,216.0 million in the comparable 2003 period. HomeServices’ cost of sales, consisting primarily of commissions on real estate brokered transactions, increased $144.5 million due to higher commission expense on incremental sales at existing business units and acquisitions not included in the comparable 2003 period. MidAmerican Energy’s cost of sales increased $48.0 million, primarily due to higher electric and regulated wholesale gas volumes, higher regulated cost per megawatt-hour and higher gas prices, partially offset by lower regulated gas retail volumes. CE Electric UK’s cost of sales increased $15.5 million mainly due to increased activity at its contracting business, the weaker U.S. dollar and a refund of costs from the transmission grid in 2003.

Operating expenses for the six months ended June 30, 2004, increased $83.4 million, or 11.5%, to $807.7 million from $724.3 million in the comparable 2003 period. HomeServices’ operating expenses, consisting mainly of compensation, marketing and other administrative costs, increased $29.5 million. MidAmerican Energy’s operating expenses increased $26.2 million, primarily due to higher generation maintenance and transmission costs. CE Electric UK’s operating expenses increased $11.6 million, mainly due to higher pension costs and the weaker U.S. dollar. Kern River’s operating expenses increased $9.8 million due to the commencement of operations of the Kern River 2003 Expansion Project. Northern Natural Gas’ operating costs increased $9.0 million, primarily due to increased risk mitigation and pipeline corrosion testing.

Depreciation and amortization for the six months ended June 30, 2004, increased $29.6 million to $332.2 million from $302.6 million in the comparable 2003 period. Kern River’s expense increased $10.5 million due to the completion of the Kern River 2003 Expansion Project, Northern Natural Gas’ expense increased $7.9 million due to higher depreciation rates consistent with the estimated rate settlement, MidAmerican Energy’s expense increased $3.8 million due primarily to an increase in regulatory expense related to its revenue sharing arrangement and CE Electric UK’s expense increased $4.7 million primarily due to the weaker U.S. dollar.

Interest expense for the six months ended June 30, 2004, increased $95.5 million to $465.4 million. On October 1, 2003, the Company adopted FIN 46R related to certain finance subsidiaries. The adoption required that amounts previously recorded in minority interest and preferred dividends be recorded as interest expense in the accompanying consolidated statement of operations. For the period from January 1, 2004 to June 30, 2004, the Company has recorded $100.3 million of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends for the six-month period ended June 30, 2003 was $116.0 million, which included $5.8 million of expense from the purchase and retirement of the Yorkshire trust securities in June 2003.

The remaining $4.8 million decrease in interest expense resulted from decreased interest, totaling $21.9 million, due mainly to the early redemption of $136.4 million of SSFC Series F Bonds (March 2004), the Company's scheduled redemption of $215.0 million of 6.96% Senior Notes (September 2003), redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% trust securities (June 2003), and reductions in CalEnergy Generation–Foreign project debt. These decreases were partially offset by charges associated with the early redemption of the SSFC Series F Bonds (March 2004) totaling $10.8 million, additional interest expense totaling $10.7 million on the Company’s debt issuances of $450.0 million of 3.5% Senior Notes (May 2003) and $250.0 million of 5.0% Senior Notes (February 2004) and the effects of the weaker U.S. dollar.

Capitalized interest for the six months ended June 30, 2004, decreased $14.2 million to $8.9 million. The decrease was primarily due to the discontinuance of capitalizing interest on the Kern River 2003 Expansion Project.

The income tax provision for the six months ended June 30, 2004, increased $19.4 million to $124.9 million mainly due to higher pre-tax earnings at platforms with higher tax rates, increased taxes at CalEnergy Generation-Foreign as a result of the expiration of the income tax holiday at a Leyte project and higher taxes on other foreign earnings.

Minority interest and preferred dividends for the six months ended June 30, 2004 decreased $115.9 million to $6.0 million. This decrease was due to the adoption of FIN 46R and the expense associated with the purchase and retirement of the Yorkshire trust securities in June 2003, previously described.

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

The Company's cash and cash equivalents were $1,078.6 million at June 30, 2004, compared to $660.2 million at December 31, 2003. Each of MEHC's direct or indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC will be available to satisfy the obligations of MEHC or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and deferred charges and other assets, restricted cash and investments of $142.7 million and $119.5 million at June 30, 2004, and December 31, 2003, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations, customer deposits held in escrow, and distributions.

Cash flows from Operating Activities

The Company generated cash flows from operations of $891.8 million for the six months ended June 30, 2004, compared with $704.2 million for the comparable period in 2003. The net increase was mainly due to a tax refund as a result of a 2003 net operating loss from accelerated depreciation. Also contributing to the net increase in cash flows from operations were changes in working capital and higher non-cash charges for depreciation and amortization, partially offset by the timing of distributions from equity investments.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2004 were $364.0 million, compared with $434.2 million for the same period in 2003. The decrease was mainly due to lower capital expenditures in 2004 along with the collection of the Republic of the Philippines (“ROP”) Note as well as the International Chamber of Commerce (“ICC”) settlement received as described below.

Put of ROP Note and Receipt of Cash

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put option, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

ICC Settlement and Receipt of Cash

On April 7, 2004, CE Casecnan entered into an agreement settling the ICC arbitration related to the CE Casecnan construction contract. Pursuant to the settlement agreement, $19.1 million was paid to CE Casecnan on April 14, 2004. A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and the $1.2 million accrual for the unpaid portion of the contract) was recorded as a reduction of properties, plants and equipment in the second quarter of 2004, reflecting the receipt of the settlement payment and the release of other costs accrued in connection with the arbitration proceedings.

Capital Expenditures, Construction and Other Development Costs

Capital expenditures, construction and other development costs were $507.5 million for the six months ended June 30, 2004 as compared with $659.4 million for the same period in 2003. The following table summarizes the expenditures by business segment (in millions):

	Six Months
	Ended June 30,

	2004	2003

MidAmerican Energy	$278.2	$152.8
Kern River	11.4	338.8
Northern Natural Gas	53.4	31.2
CE Electric UK	155.2	115.7
CalEnergy Generation–Domestic	1.1	11.1
CalEnergy Generation–Foreign	1.5	3.0
HomeServices	5.9	6.7

Segment capital expenditures	506.7	659.3
Corporate/other	0.8	0.1

Total capital expenditures	$507.5	$659.4

Forecasted capital expenditures, construction and other development costs for fiscal 2004 are estimated to be approximately $1.3 billion, including completion of the wind power project discussed below. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures, were $388.1 million for the six months ended June 30, 2004. Construction and other development costs were $119.4 million for the six months ended June 30, 2004. These costs consist mainly of expenditures for large scale, generation projects as follows:

MidAmerican Energy

MidAmerican Energy’s primary need for capital is utility construction expenditures. For the first six months of 2004, utility construction expenditures totaled $277.1 million, including allowance for funds used during construction and Quad Cities Station nuclear fuel purchases.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing two electric generating projects in Iowa and is developing a third. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $461 million has been invested through June 30, 2004.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which will continue to be operated in simple cycle mode during most of 2004, resulted in 327 megawatt (“MW”) of accredited capacity in the summer of 2003. The combined cycle operation is expected to commence by December 2004 and achieve an expected additional accredited capacity of 190 MW.

The second project is currently under construction and will be a 790 MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project to be approximately $713 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the Iowa Utilities Board (“IUB”) issued an order that approves the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project is currently under development and is comprised of wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for the wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. If constructed, MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy’s plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy’s application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. The obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the Federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kilowatt (“kWh”) for a period of at least ten years after the facilities begin generating electricity. Congress is currently considering legislation that would allow a 1.8 cents per kWh tax credit for a period of ten years. If MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006 through December 31, 2010 may terminate.

Kern River

On May 1, 2003, Kern River completed the construction of its Kern River 2003 Expansion Project at a total cost of approximately $1.2 billion. The expansion increased the design capacity of the existing Kern River pipeline by 885,626 decatherms per day to 1,755,626 decatherms per day.

Cash Flows from Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2004 were $111.9 million. During 2004, the Company used cash for financing activities of $319.4 million for repayments of subsidiary obligations, and generated cash from financing activities of $267.7 million from the issuances of subsidiary, project and parent company debt. Cash flows from financing activities for the six months ended June 30, 2003 were $153.0 million. During 2003, the Company generated cash from financing activities, totaling $1,582.9 million, from the issuance of subsidiary and project company debt, and used cash for financing activities, totaling $1,404.5 million, for repayments of subsidiary obligations and the purchase and retirement of preferred securities of subsidiary trusts.

Recent Debt Issuances, Redemptions and Stock Transactions

On February 12, 2004, MEHC completed the sale of $250 million in aggregate principal amount of its 5.00% senior notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Funding Corporation, for the amount remaining on MEHC’s guarantee of the SSFC Series F Bonds and for other general corporate purposes.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of the SSFC Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. A demand was also made on MEHC for the full amount remaining on MEHC’s guarantee of the SSFC Series F Bonds in order to fund the redemption. MEHC made the requisite payment and, as a result, it has no further liability with respect to its guarantee.

On January 6, 2004, the Company purchased two hundred thousand shares of common stock owned by the Company’s chairman and chief executive officer, for an aggregate purchase price of $20.0 million.

Restricted Cash and Short-term Investments

During the six months ended June 30, 2004, CE Casecnan increased its restricted cash related to obligations for debt service and unpaid dividends declared.

Zinc Recovery Project and Minerals Assets

MEHC, through its indirect wholly owned subsidiaries, owns the rights to proprietary processes for the extraction of zinc, manganese, silica and other minerals from elements in solution in the geothermal brine and fluids utilized at the Imperial Valley Projects. Facilities have been installed near the sites of the Imperial Valley Projects to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (“Zinc Recovery Project”).

The Zinc Recovery Project began limited production during December 2002 and has continued limited production throughout 2003 and 2004. Operating cash flow losses combined with continuing efforts to increase production have indicated that the long-lived assets, which include the Zinc Recovery Project and rights to quantities of extractable minerals, might be impaired. However, the Company’s estimate of future undiscounted cash flows indicated that the carrying amounts of the related long-lived assets are expected to be recovered as of June 30, 2004. Efforts continue to increase production with an emphasis on process modifications. Nonetheless, if the efforts to increase production are unsuccessful it is reasonably possible that changes in the assumed level of success of the zinc recovery process could occur in the near-term resulting in the need to write-down the assets. It is expected that a decision regarding the future of the Zinc Recovery Project will be made by the end of 2004. Along with its efforts to resolve the limited production, management began actively investigating other alternatives in the third quarter of 2004, including the establishment of strategic partnerships and consideration of taking the plant out of operation. The Company currently believes the Zinc Recovery Project will continue to operate. The Company’s investment in the long-lived assets and allocated goodwill, net of deferred income taxes, is approximately $400 million as of June 30, 2004.

Credit Risk Ratings

Debt and preferred securities of the Company may be rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of the rated company’s ability to, in general, meet the obligations of its debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the agreements discussed below, the Company does not have any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand ‘‘adequate assurances’’ in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of June 30, 2004, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $102 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Yorkshire Power Group Limited, a subsidiary of CE Electric UK, entered into certain currency rate swap agreements for its Yankee Bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $281.1 million of the 6.496% Yankee Bonds outstanding at June 30, 2004, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.345%. The estimated fair value of these swap agreements at June 30, 2004 was $70.1 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if Yorkshire Power Group Limited’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of June 30, 2004, Yorkshire Power Group Limited’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been approximately $32.7 million.

Regulatory Matters

MidAmerican Energy

Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to individual tariffs but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Future depreciation will be reduced as a result of the credit applied to generating plant balances from the reduction of the regulatory liability. As of June 30, 2004 and December 31, 2003, the related regulatory liability reflected on the consolidated balance sheets within other long-term accrued liabilities was $188.0 million and $144.4 million, respectively.

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

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2003 was 13.73%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

Transmission Developments

The FERC has undertaken several measures to increase competition in the markets for wholesale electric energy, including efforts to foster the development of regional transmission organizations (“RTO”) in its Order No. 2000 issued December 1999 and its July 2002 proposed rulemaking that would implement a standard market design (“SMD”) for wholesale electric markets.

If implemented, the FERC’s July 2002 proposed rule for SMD would require sweeping changes to the use and expansion of the interstate transmission and wholesale bulk power systems in the United States. However, it is unclear when or even whether the FERC will issue a final rule and what form the final rule would ultimately take. In response to significant criticism of its proposed rule, the FERC subsequently indicated that it had changed its proposal and would adopt a flexible approach to SMD that would accommodate regional differences. Legislation that is currently pending in Congress would forbid the FERC from implementing the SMD rule for several years, but it is not certain whether that legislation will be adopted. Any final rule on SMD or similar FERC action may impact the costs of MidAmerican Energy’s electricity and transmission products. Such FERC action could directly or indirectly influence how transmission services are priced, the availability of transmission services, and how transmission services are obtained. In addition, the FERC could affect how wholesale electricity is bought and sold, as well as the geographic scope of the wholesale marketplace in which MidAmerican Energy buys and sells electricity. MidAmerican Energy recognizes there is considerable uncertainty as to the timing and outcome of these transmission policy issues and will continue to evaluate evolving FERC policies. Transferring the operations and control of MidAmerican Energy’s transmission assets to other entities could increase costs for MidAmerican Energy; however, the actual effect of any such transaction on MidAmerican Energy’s future transmission costs, or alternate RTO strategies, is not yet known.

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with the (1) requirements of the standards of conduct and open access same time information system of the Commission‘s regulations; (2) codes of conduct; and (3) transmission practices. The FERC has commenced several such audits of utilities in 2003 and 2004. The audit is on-going, and MidAmerican Energy does not expect it to be completed for several months.

Generation Matters

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit to the FERC a new market power study every three years. In its order, the FERC has stated that MidAmerican Energy’s market-based sales will become subject to refund beginning 60 days after publication of the FERC directive in the Federal Register. The refund obligation will then extend until the conclusion of the proceeding. MidAmerican Energy does not expect any outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

Kern River

Kern River was required to file a general rate case no later than May 1, 2004 pursuant to the terms of its 1998 FERC Docket No. RP99-274 rate case settlement. Kern River filed its rate case on April 30, 2004 which supports a revenue increase of approximately $40.1 million representing a 13% increase from its existing cost of service and a proposed overall cost of service of $347.4 million. Since its last rate case, Kern River has increased the capacity of its system from 724,500 decatherm (“Dth”) per day to 1,755,626 Dth per day at a cost of approximately $1.3 billion resulting in a total rate base of approximately $1.8 billion. The FERC suspended the rate increase until November 1, 2004, and set a procedural order with a hearing scheduled for March 2005.

Northern Natural Gas

Northern Natural Gas has implemented a straight fixed variable rate design which provides that all fixed costs assignable to firm capacity customers, including a return on equity, are to be recovered through fixed monthly demand or capacity reservation charges which are not a function of throughput volumes.

On May 1, 2003, Northern Natural Gas filed a request for increased rates with the FERC. The rate increase is primarily attributable to four main cost areas: the capital investment made by Northern Natural Gas in the five years since its last rate case, an increase in Northern Natural Gas' depreciation rates, increased return on equity, and changes in the level of contract entitlement. The rate filing provides evidence in support of a $71 million increase to Northern Natural Gas’ annual revenue requirement. However, Northern Natural Gas chose to effectuate only $55 million of the increase. Northern Natural Gas’ new rates went into effect November 1, 2003, subject to refund. Additionally, Northern Natural Gas filed on January 30, 2004 with the FERC to increase its revenue requirement by an incremental $30 million to that requested in the May 1, 2003 filing. The increased rates are primarily attributable to ongoing pipeline integrity initiative costs that Northern Natural Gas has undertaken since the May 1, 2003 rate filing. The FERC suspended the rate increase until August 1, 2004 and consolidated the 2003 and 2004 rate cases due to the similarity of issues in both cases and the updated costs. A hearing on the consolidated cases is scheduled for January 2005.

CE Electric UK

The majority of the revenue of the Distribution License Holders (“DLH”) in the United Kingdom is controlled by a distribution price control formula which is set out in the license of each DLH. It has been the practice of the Office of Gas and Electricity Markets ("Ofgem") (and its predecessor body, the Office of Electricity Regulation), to review and reset the formula at five-year intervals, although the formula may be further reviewed at other times at the discretion of the regulator. Any such resetting of the formula requires the consent of the DLH. If the DLH does not consent to the formula reset, it is reviewed by the United Kingdom's competition authority, whose recommendations can then be given effect by license modifications made by Ofgem.

The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI means the Retail Price Index (‘‘RPI’’), reflecting the average of the 12-month inflation rates recorded for each month in the previous July to December period. The Xd factor in the formula was established by Ofgem at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The distribution price control formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt (“kWh”)) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in end users. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH’s costs. During the lifetime of the price control, cost savings or additional costs have a direct impact on profit.

The procedure and methodology adopted at a price control review is at the reasonable discretion of Ofgem. At the last such review, concluded in 1999 and effective April 2000, Ofgem's judgment of the future allowed revenue of licensees was based upon, among other things:

the actual operating costs of each of the licensees;
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

Ofgem has commenced the process of reviewing each DLH's existing price control formula, with a revised formula for each DLH (including NED and YED) expected to take effect from April 1, 2005 for an expected period of five years. To date, the process has involved the collection of data from each DLH via written submissions and meetings with representatives of the various companies and the issuance by Ofgem on June 28, 2004 of its initial proposals for the revised price control formula. The initial proposals indicate a reduction in the allowed revenue of NED and YED of 11% and 15%, respectively, in real terms. The range of allowed revenue adjustments for all DLHs was from an increase of 8% to a reduction of 15%. The Xd factor in the initial proposals was set at 1% for all DLHs. NED and YED will be responding to the initial proposals between now and September 2004, when a further, refined set of proposals are expected to be issued by Ofgem. It is expected that Ofgem will issue final proposals in November 2004. Each DLH will then have until December 2004 to accept or reject the proposals, which if accepted will be implemented through a license modification in the first quarter of 2005, having effect from April 1, 2005.

Obligations, Commitments and Contingencies

There have been no material changes in obligations, commitments and contingencies from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, other than the items described below. Refer to Note 7 of Notes to the Consolidated Financial Statements for more discussion on commitments and contingencies.

Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District (“NPPD”) entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of June 30, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $20.6 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for July 1 – December 31, 2004, and the years 2005 through 2008, respectively, and $97.8 million for the total of the years thereafter.

CE Casecnan Construction Contract Arbitration

Construction of the Casecnan Project was completed under a fixed-price, date-certain, turnkey engineering, procurement and construction contract by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa. (collectively, the “Contractor”), working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. On February 12, 2001, the Contractor filed a Request for Arbitration with the ICC seeking schedule relief from various alleged force majeure events. On April 7, 2004, CE Casecnan entered into an agreement with the Contractor settling the ICC arbitration. Pursuant to the settlement agreement, the Contractor paid $19.1 million to CE Casecnan on April 14, 2004, and the Contractor and CE Casecnan executed mutual releases and agreed to dismiss the arbitration. A total of $23.9 million (the $19.1 million receipt, less $0.2 million placed in escrow, along with the $3.8 million amount originally recorded for liquidated damages and the $1.2 million accrual for the unpaid portion of the contract) was recorded as a reduction of properties, plants and equipment in the second quarter of 2004, reflecting the receipt of the Contractor payment and the release of other costs accrued in connection with the arbitration proceedings.

New Accounting Pronouncements

In December 2003, the FASB issued FIN 46R which served to clarify guidance in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (‘‘FIN 46’’), and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries, as of October 1, 2003. The adoption required the deconsolidation of certain finance subsidiaries, which resulted in the amounts previously classified as mandatorily redeemable preferred securities of subsidiary trusts, in the amount of $1.9 billion, being reclassified to parent company subordinated debt in the accompanying consolidated balance sheets. In addition, the associated amounts previously recorded in minority interest and preferred dividends are now recorded as interest expense in the accompanying consolidated statements of operations. For the three-month and six-month periods ended June 30, 2004, the Company has recorded $50.1 million and $100.3 million, respectively, of interest expense related to these securities. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amounts included in minority interest and preferred dividends related to these securities for the three-month and six-month periods ended June 30, 2003, were $55.1 million and $110.2 million, respectively. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale, or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate the power plant projects with ownership interests greater than 50% and not to consolidate the power plants from which it purchases power.

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued, which the Company so elected. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. The Company has determined that the effects of the Act are not significant to is postretirement plan and therefore do not constitute a significant event, as that term is defined in Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. As such, the Company will adopt FSP 106-2 at its next measurement date, January 1, 2005.

Critical Accounting Policies

The preparation of financial statements and related documents in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the effects of certain types of regulation, impairment of long-lived assets, contingent liabilities and the accounting for revenue. Actual results could differ from these estimates.

For additional discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s critical accounting policies have not changed materially since December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting MEHC, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of MEHC’s Annual Report on Form 10-K for the year ended December 31, 2003. MEHC’s exposure to market risk has not changed materially since December 31, 2003.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes during the quarter covered by this report in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 7 to the Interim Financial Statements, “Commitments and Contingencies”.

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

MEHC filed a Current Report on Form 8-K on April 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY

(Registrant)

/s/ Patrick J. Goodman

Date: August 3, 2004	Patrick J. Goodman Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.