Form 10-Q
period 2004-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2004-11-04
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

All of the shares of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of October 31, 2004, 9,081,087 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Des Moines, Iowa
November 1, 2004

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$975,762	$660,213
Restricted cash and short-term investments	124,634	55,281
Accounts receivable, net	553,273	666,063
Inventories	135,426	123,301
Other current assets	264,829	371,855
Total current assets	2,053,924	1,876,713
Properties, plants and equipment, net	11,087,205	11,180,979
Goodwill	4,267,914	4,305,643
Regulatory assets	482,925	512,549
Other investments	235,481	228,896
Equity investments	243,176	234,370
Deferred charges and other assets	857,262	829,039
Total assets	$19,227,887	$19,168,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$321,340	$345,237
Accrued interest	217,851	189,635
Accrued property and other taxes	141,623	112,823
Other liabilities	542,054	443,531
Short-term debt	7,691	48,036
Current portion of long-term debt	1,054,322	500,941
Current portion of parent company subordinated debt	121,533	100,000
Total current liabilities	2,406,414	1,740,203
Other long-term accrued liabilities	2,020,163	1,827,633
Parent company senior debt	2,770,842	2,777,878
Parent company subordinated debt	1,652,271	1,772,146
Subsidiary and project debt	6,115,117	6,674,640
Deferred income taxes	1,344,726	1,433,144
Total liabilities	16,309,533	16,225,644

Deferred income	67,845	69,201
Minority interest	12,893	9,754
Preferred securities of subsidiaries	89,834	92,145

Commitments and contingencies (Note 8)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized 50,000 shares, no par value, 41,263 shares issued and outstanding	-	-
Common stock - authorized 60,000 shares, no par value, 9,081 and 9,281 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	-	-
Additional paid-in capital	1,951,094	1,957,277
Retained earnings	970,657	999,627
Accumulated other comprehensive loss, net	(173,969)	(185,459)
Total stockholders' equity	2,747,782	2,771,445
Total liabilities and stockholders' equity	$19,227,887	$19,168,189

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)

Revenues:
Operating revenue	$1,534,057	$1,474,453	$4,858,826	$4,400,778
Income on equity investments	18,792	19,385	28,083	40,386
Interest and dividend income	11,066	6,746	25,528	39,930
Other income	13,217	6,378	44,514	53,302
Total revenue	1,577,132	1,506,962	4,956,951	4,534,396

Costs and expenses:
Cost of sales	591,370	558,869	2,020,132	1,761,686
Operating expense	409,048	399,118	1,216,493	1,123,249
Depreciation and amortization	165,058	133,835	496,354	433,859
Interest expense	225,021	174,238	677,825	538,685
Less interest capitalized	(7,139)	(2,921)	(16,041)	(26,080)
Total costs and expenses	1,383,358	1,263,139	4,394,763	3,831,399
Income from continuing operations before provision for income taxes	193,774	243,823	562,188	702,997
Provision for income taxes	63,840	70,074	202,127	184,195
Income from continuing operations before minority interest and preferred dividends	129,934	173,749	360,061	518,802
Minority interest and preferred dividends	3,837	57,962	9,865	179,868
Income from continuing operations	126,097	115,787	350,196	338,934
Loss from discontinued operations, net of tax benefits (Note 3)	(346,723)	(6,057)	(366,176)	(18,627)
Net income (loss) available to common and preferred stockholders	$(220,626)	$109,730	$(15,980)	$320,307

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$350,196	$338,934
Adjustments to reconcile income from continuing operations to cash flows from continuing operations:
Distributions less income on equity investments	(13,011)	9,214
Gain on other items	(3,886)	(12,981)
Depreciation and amortization	496,354	433,859
Amortization of regulatory assets and liabilities and other	(7,188)	(8,781)
Amortization of deferred financing costs	15,589	22,646
Provision for deferred income taxes	151,751	184,383
Other	30,798	32,967
Changes in other items:
Accounts receivable and other current assets	101,675	126,222
Accounts payable and other accrued liabilities	129,328	(82,499)
Deferred income	(862)	(7,775)
Net cash flows from continuing operations	1,250,744	1,036,189
Net cash flows from discontinued operations	(28,991)	(22,916)
Net cash flows from operating activities	1,221,753	1,013,273
Cash flows from investing activities:
Acquisitions, net of cash acquired	(37,283)	(50,893)
Proceeds from note receivable	97,000	-
Proceeds from (purchase of) affiliate notes	12,041	(35,029)
Capital expenditures relating to operating projects	(524,836)	(440,841)
Construction and other development costs	(271,602)	(435,413)
Liquidated damages received, net of amounts accrued	18,900	-
Sale of convertible preferred securities	-	288,750
Other	65,924	(38,173)
Net cash flows from continuing operations	(639,856)	(711,599)
Net cash flows from discontinued operations	966	(10,269)
Net cash flows from investing activities	(638,890)	(721,868)
Cash flows from financing activities:
Proceeds from subsidiary and project debt	21,002	1,148,719
Proceeds from parent company senior debt	249,765	449,295
Repayments of subsidiary and project debt	(185,666)	(1,389,872)
Repayments of parent company debt and preferred securities of subsidiary trusts	(100,000)	(413,255)
Net repayment of subsidiary short-term debt	(45,347)	(79,750)
Purchase and retirement of common stock	(20,000)	-
Increase in restricted cash and investments	(43,849)	(35,974)
Redemption of preferred securities of subsidiaries	(2,312)	(882)
Other	(5,817)	(72,537)
Net cash flows from continuing operations	(132,224)	(394,256)
Net cash flows from discontinued operations	(136,505)	(703)
Net cash flows from financing activities	(268,729)	(394,959)
Effect of exchange rate changes	1,415	13,540
Net change in cash and cash equivalents	315,549	(90,014)
Cash and cash equivalents at beginning of period	660,213	844,430
Cash and cash equivalents at end of period	$975,762	$754,416
Supplemental Disclosure:
Interest paid, net of interest capitalized	$627,751	$489,051
Income taxes (refunded) paid	$(32,877)	$7,376

Cash paid for interest for the nine months ended September 30, 2003, does not include $170,151 of interest paid on subordinated debt, which is included in minority interest and preferred dividends in the consolidated statement of operations. This amount was not reclassified pursuant to FIN 46R (Note 1).

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

In the opinion of the management of MidAmerican Energy Holdings Company and subsidiaries (“MEHC” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of MidAmerican Energy Holdings Company and its wholly and majority-owned subsidiaries excluding certain finance subsidiaries for which adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51”, as of October 1, 2003, required deconsolidation. Other investments and corporate joint ventures, where the Company has the ability to exercise significant influence, are accounted for under the equity method. Investments where the Company’s ability to exercise influence is limited are accounted for under the cost method of accounting.

The Company's operations are organized and managed under seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding Company ("CE Electric UK") (which includes Northern Electric Distribution Ltd (“NED”) and Yorkshire Electricity Distribution plc (“YED”)), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices of America, Inc. ("HomeServices").

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified to conform to the current year presentation, including the reclassification of activity related to the Mineral Assets, which includes the Zinc Recovery Project, as discontinued operations (see Note 3). Such reclassifications did not impact previously reported net income or retained earnings.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.  New Accounting Pronouncements

In December 2003, the FASB issued FIN 46R which served to clarify guidance in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (‘‘FIN 46’’), and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries, as of October 1, 2003. The adoption required the deconsolidation of certain finance subsidiaries, which resulted in the amounts previously classified as mandatorily redeemable preferred securities of subsidiary trusts, in the amount of $1.9 billion, being reclassified to parent company subordinated debt in the accompanying consolidated balance sheets. In addition, the associated amounts previously recorded in minority interest and preferred dividends are now recorded as interest expense in the accompanying consolidated statements of operations. For the three-month and nine-month periods ended September 30, 2004, the Company has recorded $49.2 million and $149.5 million, respectively, of interest expense related to these securities. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amounts included in minority interest and preferred dividends related to these securities for the three-month and nine-month periods ended September 30, 2003, were $54.1 million and $170.2 million, respectively. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale, or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate the power plant projects with ownership interests greater than 50% and not to consolidate the power plants from which it purchases power.

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

3.  Discontinued Operations - Zinc Recovery Project and Mineral Assets

MEHC, through its indirect wholly owned subsidiaries, owns the rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and a zinc recovery plant constructed near the geothermal energy generation facilities designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (the “Zinc Recovery Project”).

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was placed in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax impairment charge of $340.3 million has been recorded to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Mineral Assets”). The charge and the related activity of the Mineral Assets are classified separately as discontinued operations in the accompanying consolidated statements of operations and include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Total revenue	$564	$184	$2,509	$384

Losses from discontinued operations	$(9,840)	$(10,222)	$(42,695)	$(31,443)
Costs of disposal activities	(1,019)	-	(1,019)	-
Asset impairment charges, including goodwill	(532,009)	-	(532,009)	-
Income tax benefits	196,145	4,165	209,547	12,816
Loss from discontinued operations, net of tax	$(346,723)	$(6,057)	$(366,176)	$(18,627)

In connection with ceasing operations, the Zinc Recovery Project’s assets will be sold and certain employees of the operator of the Zinc Recovery Project have been paid one-time termination benefits. As a result of ceasing operations of the Zinc Recovery Project, MEHC expects to make cash expenditures of approximately $13 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. Substantially all of such costs are expected to relate to disposal activities, and a portion of the disposal costs is expected to be offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is expected to continue into 2005. MEHC also expects to receive approximately $55 million in future tax benefits.

4.  Properties, Plants and Equipment, Net

Properties, plants and equipment, net comprise the following (in thousands):

	September 30,	December 31,
	2004	2003

Utility generation and distribution systems	$9,377,851	$8,987,158
Interstate pipelines’ assets	3,517,526	3,470,117
Independent power plants	1,375,691	1,395,782
Mineral and gas reserves and exploration assets	98,559	554,780
Utility non-operational assets	424,443	429,228
Other assets	176,025	146,286
Total operating assets	14,970,095	14,983,351
Accumulated depreciation and amortization	(4,639,107)	(4,260,643)
Net operating assets	10,330,988	10,722,708
Construction in progress	756,217	458,271
Properties, plants and equipment, net	$11,087,205	$11,180,979

5.  Investments

Equity Investment in CE Generation

The equity investment in CE Generation, LLC (“CE Generation”) at September 30, 2004 and December 31, 2003 was $220.5 million and $209.3 million, respectively. During the three-month periods ended September 30, 2004 and 2003, the Company recorded income from its investment in CE Generation of $13.5 million and $11.4 million, respectively. During the nine-month periods ended September 30, 2004 and 2003, the Company recorded income from its investment in CE Generation of $13.4 million and $19.0 million, respectively.

Republic of the Philippine (“ROP”) Note

On October 15, 2003, CE Casecnan Water and Energy Company, Inc. (‘‘CE Casecnan’’), an indirect, majority-owned subsidiary of the Company, closed a transaction settling the CE Casecnan NIA Arbitration, which arose from a Statement of Claim made on August 19, 2002, by CE Casecnan against NIA. In connection with the settlement, the ROP National Irrigation Administration delivered to CE Casecnan a ROP $97.0 million 8.375% Note due 2013 (the ‘‘ROP Note’’), which contained a put provision granting CE Casecnan the right to put the ROP Note to the ROP for a price of par plus accrued interest for a 30-day period commencing on January 14, 2004. The ROP Note is included in other current assets in the accompanying consolidated balance sheet at December 31, 2003.

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put option, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

6.  Debt Issuances, Redemptions, Stock Transactions and Subsequent Event

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used by MidAmerican Energy for general corporate purposes.

On February 12, 2004, MEHC completed the sale of $250 million in aggregate principal amount of its 5.00% senior notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Salton Sea Funding Corporation ("Funding Corporation"), for $136.4 million, the amount remaining on MEHC’s guarantee of Funding Corporation’s 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), and for other general corporate purposes.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. MEHC made the requisite payment and, as a result, it has no further liability with respect to its guarantee. The Company had a non-cash, after-tax loss, recorded in loss from discontinued operations in the accompanying consolidated statements of operations, of $6.4 million as a result of the redemption of the Series F Bonds.

On January 6, 2004, the Company purchased two hundred thousand shares of common stock owned by the Company’s chairman and chief executive officer, for an aggregate purchase price of $20.0 million.

7.  Regulatory Matters

MidAmerican Energy

Under two settlement agreements approved by the Iowa Utilities Board (“IUB”), MidAmerican Energy’s overall Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to rates for specific classes of customers, but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Future depreciation will be reduced as a result of the credit applied to generating plant balances from the reduction of the regulatory liability. As of September 30, 2004 and December 31, 2003, the related regulatory liability reflected in the accompanying consolidated balance sheets within other long-term accrued liabilities was $206.1 million and $144.4 million, respectively.

The second settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period from January 1, 2006 through December 31, 2010, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates. Also, if MidAmerican Energy does not construct the wind power facilities by December 31, 2006, the rate extension from January 1, 2006, through December 31, 2010, may terminate.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 is 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

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

Additionally, on January 30, 2004, Northern Natural Gas filed with the FERC to increase its revenue requirement by an incremental $30 million to that requested in the May 1, 2003 filing. The increased rates are primarily attributable to ongoing pipeline integrity initiative costs that Northern Natural Gas has undertaken since the May 1, 2003 rate filing. The FERC suspended the rate increase until August 1, 2004 and consolidated the 2003 and 2004 rate cases due to the similarity of issues in both cases and the updated costs. On July 29, 2004, Northern Natural Gas notified the FERC that, in furtherance of settlement negotiations, Northern Natural Gas was not moving the rate increase into effect on August 1, 2004, but reserved its statutory right to move the suspended rates into effect at a later date. On October 8, 2004, Northern Natural Gas filed a motion to place the rate increase into effect on November 1, 2004, subject to refund. A hearing on the consolidated cases is scheduled for March 2005.

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

The current formula requires that regulated distribution income per unit is increased or decreased each year by RPI-Xd where RPI means the Retail Price Index (‘‘RPI’’), reflecting the average of the 12-month inflation rates recorded for each month in the previous July to December period. The Xd factor in the formula was established by Ofgem at the last price control review (and continues to be set) at 3%. The formula also takes account of the changes in system electrical losses, the number of customers connected and the voltage at which customers receive the units of electricity distributed. The distribution price control formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt) which a DLH is entitled to charge. The distribution price control formula permits DLHs to receive additional revenue due to increased distribution of units and a predetermined increase in end users. The price control does not seek to constrain the profits of a DLH from year to year. It is a control on revenue that operates independently of most of the DLH’s costs. During the lifetime of the price control, cost savings or additional costs have a direct impact on profit.

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

Ofgem’s process of reviewing each DLH's existing price control formula, with a revised formula for each DLH (including NED and YED) expected to take effect from April 1, 2005 for an expected period of five years, is nearing completion. The process has involved the collection of data from each DLH via written submissions and meetings with representatives of the various companies. On September 27, 2004, Ofgem published its updated proposals, which indicated a reduction in the allowed income of NED and YED of 3% and 13%, respectively, in real terms. The range of allowed revenue adjustments for all DLHs was from an increase of 11% to a reduction of 13%. The Xd factor in the updated proposals was set at zero. It is expected that Ofgem will issue final proposals on November 29, 2004. Each DLH will then have until December 22, 2004 to accept or reject the proposals, which if accepted will be implemented through a license modification in the first quarter of 2005, having effect from April 1, 2005.

8.  Commitments and Contingencies

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

MidAmerican Energy has evaluated or is evaluating 27 properties that were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party. The purpose of these evaluations is to determine whether waste materials are present, whether the materials constitute a health or environmental risk, and whether MidAmerican Energy has any responsibility for remedial action. MidAmerican Energy is actively working with the regulatory agencies and has received regulatory closure on ten sites. MidAmerican Energy is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

MidAmerican Energy estimates the range of possible costs for investigation, remediation and monitoring for the sites discussed above to be approximately $10 million to $23 million. As of September 30, 2004 and December 31, 2003, MidAmerican Energy had recorded a liability of $10.7 million and $14.0 million, respectively, for these sites and a corresponding regulatory asset for future recovery through the regulatory process. MidAmerican Energy projects that these amounts will be incurred or paid over the next four years.

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

Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company’s or MidAmerican Energy’s financial position, results of operations or cash flows.

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

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as contemplated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Consumer Advocate Division of the Department of Justice. That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changed electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. At this time, MidAmerican Energy does not expect these expenditures to exceed such amount.

Under the New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested information and support from several utilities regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 30, 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the New Source Revisions of the Clean Air Act. Since the NSR changes were announced, the EPA’s enforcement branch indicated it would apply the clarified routine repair, maintenance and replacement rules to its pending investigation. However, a number of states and local air districts challenged the EPA’s clarifications of the rule, and a panel of the U.S. Circuit Court of Appeals for the District of Columbia Circuit issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges, indicating that it plans to take final action on the issue in approximately 180 days. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

    Nuclear Decommissioning

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2003 dollars, is $260 million and is the asset retirement obligation for Quad Cities Station. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of September 30, 2004 and December 31, 2003, was $197.7 million and $184.2 million, respectively, and is reflected in deferred charges and other assets in the accompanying consolidated balance sheets.

  Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District (“NPPD”) entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of September 30, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $9.7 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for October 1 - December 31, 2004, and the years 2005 through 2008, respectively, and $97.8 million for the total of the years thereafter.

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

The original complaint in this matter, Cornerstone Propane Partners, L.P. v. Reliant, et al. (“Cornerstone”), was filed on August 18, 2003 in the United States District Court, Southern District of New York naming MidAmerican Energy and MEHC. On October 1, 2003, a second complaint, Roberto, E. Calle Gracey, et al. (“Calle Gracey”), was filed in the same court but did not name MidAmerican Energy or MEHC. On November 14, 2003, a third complaint, Dominick Viola (“Viola”), et al., was filed in the same court and named MidAmerican Energy and MEHC as defendants. On November 19, 2003, an Order of Voluntary Dismissal Without Prejudice of MEHC was entered by the court dismissing MEHC from the Cornerstone and Viola complaints and MEHC was dismissed from the suit. On December 5, 2003, the court entered Pretrial Order No. 1, which among other procedural matters, ordered the consolidation of the Cornerstone, Calle Gracey and Viola complaints and permitted plaintiffs to file an amended complaint in this matter. On January 20, 2004, plaintiffs filed In Re: Natural Gas Commodity Litigation as the amended complaint reasserting their previous allegations. On February 19, 2004, MidAmerican Energy filed a Motion to Dismiss and joined with several other defendants to file a joint Motion to Dismiss. The plaintiffs filed a response on May 19, 2004, contesting both Motions to Dismiss. On September 24, 2004, the pending motions to dismiss were denied. MidAmerican Energy will continue to coordinate with the other defendants and vigorously defend the allegations against it.

Northern Natural Gas

In connection with Northern Natural Gas’ sale by Enron Corp. (“Enron”) to Dynegy, Inc. in January 2002, Northern Natural Gas forgave the portion of a note receivable from Enron (the “Enron Note Receivable”) that exceeded a balance of approximately $259 million. Enron and numerous affiliated companies filed for bankruptcy on December 2, 2001. Enron’s disclosures of overstated earnings and previously undisclosed debts, as well as reports in the news media that unsecured creditors could expect to receive little more than a few cents on the dollar, led Northern Natural Gas to write-off the remaining value of the Enron Note Receivable as of December 31, 2001. Enron’s Bankruptcy Court proceedings are continuing. The disclosure statement filed with the Fifth Amended Plan and Disclosure Statement (“Amended Plan”) was approved by the Bankruptcy Court on January 9, 2004. On July 15, 2004, the Bankruptcy Court confirmed the Amended Plan, as modified (the “Plan”). On August 26, 2004, the Bankruptcy Court approved the stipulation between Enron and Northern Natural Gas settling the amount payable on the Enron Note Receivable at $249 million. The Plan will be implemented on the effective date, which will occur when precedent conditions are satisfied or waived, but no earlier than December 31, 2004. Initial distributions to creditors are not expected to occur until late 2004 or 2005. To date, no amounts have been received. Although collection of any amount is uncertain, the Plan referenced above provides an estimated recovery of $0.174 per dollar for unsecured creditors of Enron. Northern Natural Gas expects to reflect any recovery as income in the period payment is received. Additionally, Northern Natural Gas may be able to sell its claim to a third party.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In April 2002, CE Casecnan Ltd. and LPG entered into a status quo agreement pursuant to which CE Casecnan Ltd. agreed not to take any action to exercise control over or transfer LPG’s shares in CE Casecnan. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. In the complaint, LPG seeks compensatory and punitive damages for alleged breaches of the stockholder agreement and alleged breaches of fiduciary duties allegedly owed by CE Casecnan Ltd. and MEHC to LPG. The complaint also seeks injunctive relief against all defendants and a declaratory judgment that LPG is entitled to maintain a 15% interest in CE Casecnan. On January 21, 2004, CE Casecnan Ltd. and LPG entered into a second status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend distributions declared in the nine-month period ending September 30, 2004, amounting to $12.8 million, was set aside by CE Casecnan in an unsecured CE Casecnan account and is shown as restricted cash and other current liabilities in the accompanying consolidated balance sheet. The first phase of the trial with respect to an agreed set of initial issues was held from May 11 to 17, 2004 and July 26 to 29, 2004. Testimony is complete in relation to the parties’ positions on these phase one issues. Post-hearing briefs were filed by the parties on September 29, 2004 and rebuttal briefs were filed on October 25, 2004. A one-day hearing is scheduled for November 4, 2004 to hear arguments on the briefs and to answer any questions from the court. The court is currently expected to rule on the disputed assumptions in December 2004 or the first quarter of 2005. The impact, if any, of this litigation on the Company cannot be determined at this time.

9.  Comprehensive Income (Loss)

The differences from net income to total comprehensive income (loss) for the Company are due to foreign currency translation adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income (loss) for the Company is shown in the table below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$(220,626)	$109,730	$(15,980)	$320,307
Other comprehensive income (loss):
Foreign currency translation	(2,427)	4,603	15,860	(23,026)
Marketable securities, net of tax of $(161); $160; $(363) and $382, respectively	(242)	240	(545)	565
Cash flow hedges, net of tax of $(802); $(1,367); $(2,224) and $5,048, respectively	(1,621)	(3,245)	(3,825)	11,414
Total comprehensive income (loss)	$(224,916)	$111,328	$(4,490)	$309,260

10.  Retirement Plans

Domestic Operations

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. MidAmerican Energy also currently sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MidAmerican Energy Holdings Company and its domestic energy subsidiaries. Net periodic pension benefit cost, including supplemental retirement, and postretirement benefit cost included the following components (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Pension:
Service cost	$6,312	$5,610	$19,256	$19,121
Interest cost	8,696	7,956	26,463	26,621
Expected return on plan assets	(9,444)	(8,707)	(28,816)	(29,749)
Amortization of net transition balance	(196)	(588)	(597)	(2,008)
Amortization of prior service cost	690	684	2,070	2,076
Amortization of prior year loss	392	374	1,177	1,112
Regulatory expense	-	753	-	2,573
Net periodic cost	$6,450	$6,082	$19,553	$19,746

Postretirement:
Service cost	$1,992	$1,880	$6,057	$5,775
Interest cost	3,992	3,694	12,139	11,348
Expected return on plan assets	(2,143)	(1,382)	(6,517)	(4,244)
Amortization of net transition balance	834	945	2,536	2,904
Amortization of prior service cost	75	136	229	418
Amortization of prior year loss	838	855	2,547	2,625
Net periodic cost	$5,588	$6,128	$16,991	$18,826

MEHC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.1 million and $27.6 million in 2004 to its pension and postretirement plans, respectively. As of September 30, 2004, $3.8 million and $18.1 million of contributions have been made to the pension and postretirement plans, respectively.

United Kingdom Operations

CE Electric UK, through a wholly-owned subsidiary, participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. Net periodic pension benefit cost included the following components for CE Electric UK (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Service cost	$3,003	$2,589	$9,030	$7,767
Interest cost	18,247	17,095	54,864	51,285
Expected return on plan assets	(24,436)	(24,326)	(73,472)	(72,978)
Amortization of prior service cost	409	402	1,231	1,206
Amortization of prior year loss	4,186	491	12,587	1,473
Net periodic (benefit) cost	$1,409	$(3,749)	$4,240	$(11,247)

MEHC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected CE Electric UK to contribute $14.0 million in 2004 to their pension plans. As of September 30, 2004, $10.9 million of contributions have been made to the pension plans.

11.  Segment Information

The Company has identified seven reportable segments: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK, CalEnergy Generation-Domestic, CalEnergy Generation-Foreign, and HomeServices. The Company’s determination of reportable segments considers the strategic units under which the Company is managed. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies including the allocation of goodwill and fair value adjustments relating to acquisitions. Additionally, the activity of the Company’s Mineral Assets, which was previously reported in the CalEnergy Generation-Domestic reportable segment, is presented as discontinued operations within the accompanying consolidated financial statements. Information related to the Company’s reportable segments is shown below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Operating revenue:
MidAmerican Energy	$566,447	$577,281	$1,982,915	$1,929,637
Kern River	82,139	78,793	236,126	182,267
Northern Natural Gas	85,999	78,281	383,443	336,395
CE Electric UK	216,109	188,143	694,926	602,334
CalEnergy Generation-Domestic	9,414	12,098	31,132	34,118
CalEnergy Generation-Foreign	85,078	89,245	224,007	246,137
HomeServices	496,088	459,007	1,343,580	1,112,627
Segment operating revenue	1,541,274	1,482,848	4,896,129	4,443,515
Corporate/other(1)	(7,217)	(8,395)	(37,303)	(42,737)
Total operating revenue	$1,534,057	$1,474,453	$4,858,826	$4,400,778

Interest expense:
MidAmerican Energy	$30,384	$31,178	$92,488	$94,383
Kern River	19,074	19,959	57,830	59,569
Northern Natural Gas	13,306	13,049	39,676	43,297
CE Electric UK	50,776	37,362	149,198	134,036
CalEnergy Generation-Domestic	4,725	4,911	14,339	14,914
CalEnergy Generation-Foreign	10,703	15,067	33,318	46,432
HomeServices	822	1,048	2,456	3,340
Segment interest expense	129,790	122,574	389,305	395,971
Corporate/other(1)	46,026	51,664	139,027	142,714
Parent company subordinated debt(2)	49,205	-	149,493	-
Total interest expense	$225,021	$174,238	$677,825	$538,685

Income (loss) from continuing operations before provision for income taxes:
MidAmerican Energy	$95,429	$104,151	$219,039	$240,243
Kern River	35,182	36,234	111,439	98,367
Northern Natural Gas	201	(4,517)	86,396	69,308
CE Electric UK	63,757	59,134	231,132	203,820
CalEnergy Generation-Domestic	15,103	15,334	17,964	29,938
CalEnergy Generation-Foreign	49,565	37,738	117,396	107,813
HomeServices	44,666	44,409	106,298	90,896
Segment income from continuing operations before provision for income taxes	303,903	292,483	889,664	840,385
Corporate/other(1) (2)	(110,129)	(48,660)	(327,476)	(137,388)
Total income from continuing operations before provision for income taxes	$193,774	$243,823	$562,188	$702,997

	September 30,	December 31,
	2004	2003
Identifiable assets:
MidAmerican Energy	$6,868,693	$6,596,849
Kern River	2,185,365	2,200,201
Northern Natural Gas	2,191,539	2,167,621
CE Electric UK	5,466,818	5,003,922
CalEnergy Generation-Domestic	576,037	1,093,214
CalEnergy Generation-Foreign	799,040	951,155
HomeServices	745,043	567,736
Segment identifiable assets	18,832,535	18,580,698
Corporate/other(1)	395,352	587,491
Total identifiable assets	$19,227,887	$19,168,189

(1)
The remaining differences from the segment amounts to the consolidated amounts described as “Corporate/other” relate principally to the corporate functions including administrative costs, interest expense, corporate cash and related interest income and intersegment eliminations.

(2)
The Company adopted and applied the provisions of FIN 46R related to certain finance subsidiaries as of October 1, 2003. The adoption required amounts previously recorded in minority interest and preferred dividends to be recorded as interest expense in the accompanying consolidated statements of operations. For the three-month and nine-month periods ended September 30, 2004, the Company has recorded $49.2 million and $149.5 million, respectively, of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The related amounts included in minority interest and preferred dividends for the three-month and nine-month periods ended September 30, 2003 were $54.1 million and $170.2 million, respectively.

Goodwill as of December 31, 2003 and changes for the period from January 1, 2004 through September 30, 2004 by segment are as follows (in thousands):

			Northern	CE	CalEnergy
	MidAmerican	Kern	Natural	Electric	Generation	Home-
	Energy	River	Gas	UK	Domestic	Services	Total
Goodwill at January 1, 2004	$2,139,223	$33,900	$379,148	$1,261,583	$126,308	$365,481	$4,305,643

Goodwill from acquisitions during the year	-	-	-	-	-	31,656	31,656

Impairment losses(1)	-	-	-	-	(52,776)	-	(52,776)

Other goodwill adjustments(2)	(8,978)	-	(17,754)	12,879	(405)	(2,351)	(16,609)

Goodwill at September 30, 2004	$2,130,245	$33,900	$361,394	$1,274,462	$73,127	$394,786	$4,267,914

(1)	Impairment losses relate to ceasing operations of the Mineral Assets - see Note 3.

(2)	Other goodwill adjustments include income tax, foreign currency translation and purchase price adjustments.

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

Executive Summary

The Company is a United States-based privately owned global energy company with publicly traded fixed income securities that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. Through its subsidiaries, the Company is organized and managed under seven distinct platforms: MidAmerican Energy Company (“MidAmerican Energy”), Kern River Gas Transmission Company (“Kern River”), Northern Natural Gas Company (“Northern Natural Gas”), CE Electric UK Funding Company (“CE Electric UK”) (which includes Northern Electric Distribution Ltd (“NED”) and Yorkshire Electricity Distribution plc (“YED”)), CalEnergy Generation-Domestic, CalEnergy Generation-Foreign and HomeServices of America, Inc. (“HomeServices”). These platforms are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following significant events and changes, as discussed in more detail herein, highlight some factors that affect the comparability of our operating results, liquidity and capital for the three-month and nine-month periods ended September 30, 2004 and 2003:

•

On September 10, 2004, management made the decision to cease operations of the facilities installed near the geothermal energy generation facilities located in the Imperial Valley of California designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process (the “Zinc Recovery Project”), effective immediately. The Zinc Recovery Project began limited production during December 2002. Based on this decision, MEHC has recorded a non-cash, after-tax impairment charge of $340.3 million to write-off the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Mineral Assets”).

•

HomeServices separately acquired a number of real estate companies throughout 2003 and 2004, with the two most significant being in July 2003 and April 2004. These acquisitions, along with the increase in activity at existing locations for the nine-month period ended September 30, 2004, and higher home prices overall, have spurred growth for this platform.

•

Both Kern River and Northern Natural Gas have filed for rate increases with the Federal Energy Regulatory Commission (“FERC”) and have hearings scheduled in 2005. New rates for Northern Natural Gas’ May 2003 rate case went into effect on November 1, 2003, subject to refund. Northern Natural Gas has filed a motion with the FERC to place the January 2004 rate case increase into effect on November 1, 2004. The FERC has suspended Kern River’s rate increase until November 1, 2004. Additionally, the Office of Gas and Electricity Markets (“Ofgem”) is nearing completion of the process of reviewing the existing price control formula for NED and YED. It is expected that Ofgem will issue final proposals setting forth a new price control formula on November 29, 2004. NED and YED will have until December 22, 2004 to accept or reject the proposal, which if accepted, will be effective from April 1, 2005.

•

In May 2003, Kern River completed a 717 mile expansion of its pipeline system (“Kern River 2003 Expansion Project”), which increased the design capacity of the system by 885,626 decatherms (“Dth”) per day to 1,755,626 Dth per day. As of September 30, 2004, Kern River had contracted 1,665,575 Dth per day of capacity under long-term firm gas transportation agreements. Mirant Americas Energy Marketing (“Mirant”), one of the shippers that entered into a 15-year firm gas transportation agreement related to the expansion, filed for bankruptcy in July 2003 and in December 2003 rejected the agreement pursuant to procedures under the bankruptcy code. In May 2004, Kern River was awarded $14.8 million, an amount equal to its cash collateral held, pursuant to the secured portion of its proof of claim.

•

CalEnergy Generation-Foreign reached an arbitration settlement with the National Irrigation Administration (“NIA”) effective during the fourth quarter of 2003. As part of the settlement at CE Casecnan Water and Energy Company, Inc. (“CE Casecnan”), NIA paid the Company $17.7 million plus Philippines pesos of 39.9 million (approximately $0.7 million) and delivered a Republic of the Philippines (“ROP”) $97.0 million 8.375% Note due in 2013. In January 2004, the Company exercised its right to put the note and received $99.2 million (representing par plus accrued interest) from the ROP. In exchange, the Company agreed to modify certain provisions of the project agreement, the most significant being the elimination of the tax compensation portion of the water delivery fee and modification of the threshold volume of water used to calculate the guaranteed water delivery fee.

•

MidAmerican Energy is currently constructing three electric generation projects in Iowa and expects to invest approximately $1.4 billion in the projects through 2007, of which approximately $541 million has been invested through September 30, 2004. On October 4, 2004, the President signed into law legislation that extends the Federal production tax credit to electricity produced by wind energy facilities placed into service prior to January 1, 2006. Accordingly, MidAmerican Energy has begun construction on its $323 million wind power project, one of the three projects in progress.

•	On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used by MidAmerican Energy for general corporate purposes.

•

CE Electric UK operates mainly in Great Britain and the majority of its transactions are in Pounds Sterling. The weighted average ratio of U.S. Dollars to Pounds Sterling was 1.82 during each of the three-month and nine-month periods ended September 30, 2004, as compared to 1.61 during each of the three-month and nine-month periods ended September 30, 2003, which continues to produce positive revenue and profit comparisons on a year over year basis.

•

In February 2004, the Company completed the sale of $250 million of its 5.00% Senior Notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Salton Sea Funding Corporation (“Funding Corporation”), for the amount remaining on the Company’s guarantee of Funding Corporation’s 7.475% Senior Secured Series F Bonds (“Series F Bonds”) and for other general corporate purposes. On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its Series F Bonds.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Income from continuing operations for the three months ended September 30, 2004 increased $10.3 million, or 8.9%, to $126.1 million compared with $115.8 million for the same period in 2003. The loss from discontinued operations, net of tax, for the three months ended September 30, 2004 was $346.7 million and included a $340.3 million non-cash impairment charge recognized in connection with ceasing operations of the Company’s Zinc Recovery Project.

Operating revenue for the three months ended September 30, 2004 increased $59.6 million or 4.0% to $1,534.1 million from $1,474.5 million for the same period in 2003. The following table summarizes operating revenue by segment (in millions):

	Three Months
	Ended September 30,
	2004	2003	$ Change
Operating revenue:
MidAmerican Energy	$566.5	$577.3	$(10.8)
Kern River	82.1	78.8	3.3
Northern Natural Gas	86.0	78.3	7.7
CE Electric UK	216.1	188.1	28.0
CalEnergy Generation-Domestic	9.4	12.1	(2.7)
CalEnergy Generation-Foreign	85.1	89.3	(4.2)
HomeServices	496.1	459.0	37.1
Segment operating revenue	1,541.3	1,482.9	58.4
Corporate/other	(7.2)	(8.4)	1.2
Total operating revenue	$1,534.1	$1,474.5	$59.6

MidAmerican Energy’s operating revenue for the three months ended September 30, 2004, decreased $10.8 million, or 1.9%, to $566.5 million. Regulated and non-regulated electric revenues decreased $18.4 million, or 4.2%, to $421.4 million for the three months ended September 30, 2004, primarily due to lower regulated volumes associated with moderate weather relative to the prior year period, partially offset by higher non-regulated retail prices and volumes. Natural gas revenues increased $7.3 million, or 5.4% to $141.7 million for the three months ended September 30, 2004, primarily due to higher prices.

Operating revenue at Kern River and Northern Natural Gas is principally derived by providing firm or interruptible transportation services under long-term gas transportation service agreements. Northern Natural Gas also derives part of its revenue from storing gas. Kern River’s operating revenue increased $3.3 million, or 4.2%, to $82.1 million for the three months ended September 30, 2004, mainly due to higher interruptible transportation revenue, partially offset by lower firm transportation revenue in connection with the termination of the Mirant agreement in December 2003. On May 1, 2003, Northern Natural Gas filed a request for increased rates with the FERC. The effectuated increase was $55 million, subject to refund. Northern Natural Gas’ operating revenue, which reflects the impact of the new rates beginning November 1, 2003 and higher gas and liquids sales, increased $7.7 million, or 9.8%, to $86.0 million for the three months ended September 30, 2004.

CE Electric UK’s operating revenue increased $28.0 million, or 14.9%, to $216.1 million for the three months ended September 30, 2004 as a result of the weaker U.S. dollar and higher revenue at its contracting business, partially offset by lower distribution revenue at both NED and YED related to reduced exit charges from the National Grid Company.

HomeServices’ operating revenue, consisting mainly of commission revenue from real estate brokerage transactions, increased $37.1 million, or 8.1%, to $496.1 million for the three months ended September 30, 2004. The increase is due primarily to acquisitions not included in the comparable 2003 period totaling $34.8 million. Collectively, operating revenue at existing businesses increased marginally as the benefit of higher average home prices was largely offset by a decrease in the number of closed sides. During the three months ended September 30, 2004, HomeServices’ existing businesses closed 53,038 brokerage sides, down 6.7% from 56,841 closed sides in the comparable 2003 period. Closed brokerage volume at existing businesses was $15.8 billion during the three months ended September 30, 2004, up 4.6%, from $15.1 billion in the comparable 2003 period.

Income on equity investments for the three months ended September 30, 2004 decreased $0.6 million to $18.8 million. The decrease is mainly due to a $2.2 million reduction in equity income from HomeServices due to lower refinancing activity at its residential mortgage loan joint ventures. The decrease was largely offset by a $1.6 million increase in income from power generation equity investments.

Interest and dividend income for the three months ended September 30, 2004, increased $4.4 million to $11.1 million. The increase is primarily due to higher cash balances and the weaker U.S. dollar.

Other income for the three months ended September 30, 2004, increased $6.8 million to $13.2 million. The increase is mainly due to higher allowance for equity funds used during the construction of MidAmerican Energy’s generation projects and gains on asset sales at Northern Natural Gas.

Cost of sales for the three months ended September 30, 2004, increased $32.5 million, or 5.8%, to $591.4 million from $558.9 million in the comparable 2003 period. HomeServices’ cost of sales, consisting primarily of commissions on real estate brokered transactions, increased $30.4 million due primarily to acquisitions not included in the comparable 2003 period. CE Electric UK’s cost of sales increased $7.1 million mainly due to increased activity at its contracting business and the weaker U.S. dollar, partially offset by lower exit charges at both NED and YED. MidAmerican Energy’s cost of sales decreased $12.8 million, mainly due to lower regulated electric volumes, partially offset by higher natural gas prices and higher non-regulated cost per megawatt-hour.

Operating expenses for the three months ended September 30, 2004, increased $9.9 million, or 2.5%, to $409.0 million from $399.1 million in the comparable 2003 period. Corporate operating expenses increased $8.2 million mainly due to the timing of self-insurance expenses. HomeServices’ operating expenses, consisting mainly of compensation, marketing and other administrative costs, increased $4.5 million due mainly to acquisitions. CE Electric UK’s operating expenses increased $6.6 million, mainly due to higher pension cost amortization and the weaker U.S. dollar. Kern River’s operating expenses increased $2.7 million primarily due to the higher property taxes associated with the Kern River 2003 Expansion Project. CalEnergy Generation-Foreign’s operating expenses decreased $8.4 million mainly due to lower legal and maintenance costs in 2004. Northern Natural Gas’ operating costs decreased $5.2 million, primarily due to lower pipeline risk mitigation costs.

Depreciation and amortization for the three months ended September 30, 2004, increased $31.3 million to $165.1 million from $133.8 million in the comparable 2003 period. MidAmerican Energy’s expense increased $15.4 million due primarily to an increase in regulatory expense related to its revenue sharing arrangement. Northern Natural Gas’ expense increased $9.3 million due to higher depreciation rates consistent with the estimated rate settlement. CE Electric UK’s expense increased $3.5 million primarily due to the weaker U.S. dollar.

Interest expense for the three months ended September 30, 2004, increased $50.8 million to $225.0 million. On October 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”) related to certain finance subsidiaries. The adoption required that amounts previously recorded in minority interest and preferred dividends be recorded as interest expense in the accompanying consolidated statement of operations. For the period from July 1, 2004 to September 30, 2004, the Company has recorded $49.2 million of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends for the three-month period ended September 30, 2003 was $54.1 million.

Capitalized interest for the three months ended September 30, 2004, increased $4.2 million to $7.1 million. The increase was primarily due to the increased construction activity at MidAmerican Energy’s generation projects and CalEnergy Gas (Holdings) Limited’s (“CE Gas”) Yolla project.

The income tax provision for the three months ended September 30, 2004, decreased $6.3 million to $63.8 million. The effective tax rate increased for the three months ended September 30, 2004, primarily due to the effect of the $54.1 million of tax deductible interest on subordinated debt not included in income from continuing operations before income taxes in 2003, partially offset by higher taxable income at platforms with lower tax rates, including CE Electric UK and CalEnergy Generation-Foreign. Additionally, the Iowa legislature passed legislation adopting a federal tax provision into Iowa law in the third quarter that provides accelerated tax depreciation for certain assets. Accordingly, as a result of Iowa regulatory rules for utility income taxes, MidAmerican Energy’s income tax expense was lower in the three month period ended September 30, 2004.

Minority interest and preferred dividends for the three months ended September 30, 2004 decreased $54.2 million to $3.8 million. This decrease was due to the adoption of FIN 46R, as previously described.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Income from continuing operations for the nine months ended September 30, 2004 increased $11.3 million, or 3.3%, to $350.2 million compared with $338.9 million for the same period in 2003. The loss from discontinued operations, net of tax, for the nine months ended September 30, 2004 was $366.2 million and included a $340.3 million non-cash impairment charge recognized in connection with ceasing operations of the Company’s Zinc Recovery Project.

Operating revenue for the nine months ended September 30, 2004 increased $458.0 million, or 10.4%, to $4,858.8 million from $4,400.8 million for the same period in 2003. The following table summarizes operating revenue by segment (in millions):

	Nine Months
	Ended September 30,
	2004	2003	$ Change
Operating revenue:
MidAmerican Energy	$1,982.9	$1,929.6	$53.3
Kern River	236.1	182.3	53.8
Northern Natural Gas	383.5	336.4	47.1
CE Electric UK	694.9	602.4	92.5
CalEnergy Generation-Domestic	31.1	34.1	(3.0)
CalEnergy Generation-Foreign	224.0	246.1	(22.1)
HomeServices	1,343.6	1,112.6	231.0
Segment operating revenue	4,896.1	4,443.5	452.6
Corporate/other	(37.3)	(42.7)	5.4
Total operating revenue	$4,858.8	$4,400.8	$458.0

MidAmerican Energy’s operating revenue for the nine months ended September 30, 2004, increased $53.3 million, or 2.8%, to $1,982.9 million. Regulated and non-regulated electric revenues increased $56.4 million, or 5.1%, to $1,172.6 million for the nine months ended September 30, 2004, primarily due to higher volumes and higher off-system prices. Natural gas revenues decreased $1.5 million, or 0.2%, to $798.9 million for the nine months ended September 30, 2004, mainly due to lower regulated retail and non-regulated volumes, partially offset by higher regulated wholesale volumes and higher regulated and non-regulated wholesale prices.

Kern River’s operating revenue increased $53.8 million, or 29.5%, to $236.1 million for the nine months ended September 30, 2004, primarily due to the transportation fees earned in connection with the Kern River 2003 Expansion Project, which began operation May 1, 2003. Northern Natural Gas’ operating revenue, which reflects the impact of the new rates beginning November 1, 2003 and higher gas and liquids sales, increased $47.1 million, or 14.0%, to $383.5 million for the nine months ended September 30, 2004.

CE Electric UK’s operating revenue increased $92.5 million, or 15.4%, to $694.9 million for the nine months ended September 30, 2004 as a result of the weaker U.S. dollar and higher revenue at its contracting business, partially offset by lower distribution revenue at both NED and YED related to reduced exit charges from the National Grid Company.

Operating revenue for CalEnergy Generation-Foreign decreased in the nine months ended September 30, 2004 primarily due to the settlement with the NIA effective in the fourth quarter of 2003.

HomeServices’ operating revenue, consisting mainly of commission revenue from real estate brokerage transactions, increased $231.0 million, or 20.8%, to $1,343.6 million for the nine months ended September 30, 2004. The increase is due to growth from existing businesses totaling $127.6 million reflecting higher unit sales and average sales prices and acquisitions not included in the comparable 2003 period totaling $103.4 million. During the nine months ended September 30, 2004, HomeServices’ existing businesses closed 143,191 brokerage sides, up 1.7% from 140,825 closed sides in the comparable 2003 period. Closed brokerage volume at existing businesses was $42.4 billion during the nine months ended September 30, 2004, up 16.5%, from $36.4 billion in the comparable 2003 period.

Income on equity investments for the nine months ended September 30, 2004, decreased $12.3 million to $28.1 million. The decrease is mainly due to a $8.4 million reduction in income from power generation equity investments and a $4.9 million reduction in equity income from HomeServices due to lower refinancing activity at its residential mortgage loan joint ventures.

Interest and dividend income for the nine months ended September 30, 2004, decreased $14.4 million to $25.5 million. The decrease is mainly due to $17.2 million of income received in 2003 from the Company’s investment in The Williams Companies Cumulative Convertible Preferred Stock. The investment was sold in June 2003. The decrease was partially offset by higher cash balances and the weaker U.S. dollar.

Other income for the nine months ended September 30, 2004, decreased $8.8 million to $44.5 million. The decrease is mainly due to a $13.8 million gain on the sale of The Williams Companies Cumulative Convertible Preferred Stock and $14.8 million in the allowance for equity funds used during the construction at Kern River, both in 2003. These items were partially offset by a $14.8 million bankruptcy award received by Kern River in May 2004 from Mirant, higher allowance for equity funds used during the construction of MidAmerican Energy’s generation projects throughout 2004 and gains on asset sales at Northern Natural Gas.

Cost of sales for the nine months ended September 30, 2004, increased $258.4 million, or 14.7%, to $2,020.1 million from $1,761.7 million in the comparable 2003 period. HomeServices’ cost of sales, consisting primarily of commissions on real estate brokered transactions, increased $174.8 million due to higher commission expense on incremental sales at existing business units and acquisitions not included in the comparable 2003 period. MidAmerican Energy’s cost of sales increased $35.2 million, primarily due to higher non-regulated electric volumes and higher cost per megawatt-hour, partially offset by lower non-regulated natural gas prices. CE Electric UK’s cost of sales increased $22.6 million mainly due to increased activity at its contracting business and the weaker U.S. dollar, partially offset by lower exit charges at both NED and YED. Northern Natural Gas’ cost of sales increased $15.2 million due mainly to higher gas and liquids sales.

Operating expenses for the nine months ended September 30, 2004, increased $93.3 million, or 8.3%, to $1,216.5 million from $1,123.2 million in the comparable 2003 period. HomeServices’ operating expenses, consisting mainly of compensation, marketing and other administrative costs, increased $34.0 million due mainly to acquisitions. MidAmerican Energy’s operating expenses increased $27.8 million, primarily due to higher generation maintenance and transmission costs. CE Electric UK’s operating expenses increased $25.4 million, mainly due to higher pension cost amortization and the weaker U.S. dollar. Kern River’s operating expenses increased $12.5 million due to the commencement of operations of the Kern River 2003 Expansion Project. CalEnergy Generation-Foreign’ operating expenses decreased $10.5 million mainly due to lower legal costs in 2004.

Depreciation and amortization for the nine months ended September 30, 2004, increased $62.5 million to $496.4 million from $433.9 million in the comparable 2003 period. MidAmerican Energy’s expense increased $19.2 million due primarily to an increase in regulatory expense related to its revenue sharing arrangement. Northern Natural Gas’ expense increased $17.2 million due to higher depreciation rates consistent with the estimated rate settlement. Kern River’s expense increased $13.1 million due to the completion of the Kern River 2003 Expansion Project. CE Electric UK’s expense increased $8.2 million primarily due to the weaker U.S. dollar.

Interest expense for the nine months ended September 30, 2004, increased $139.1 million to $677.8 million. On October 1, 2003, the Company adopted FIN 46R related to certain finance subsidiaries. The adoption required that amounts previously recorded in minority interest and preferred dividends be recorded as interest expense in the accompanying consolidated statement of operations. For the period from January 1, 2004 to September 30, 2004, the Company has recorded $149.5 million of interest expense related to these finance subsidiaries. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amount included in minority interest and preferred dividends for the nine-month period ended September 30, 2003 was $170.2 million, which included $7.3 million of expense from the purchase and retirement of preferred securities of subsidiary trusts in June 2003.

The remaining $10.4 million decrease in interest expense resulted from decreased interest, totaling $23.8 million, due mainly to the Company's scheduled redemption of $215.0 million of 6.96% Senior Notes (September 2003), redemption in full of the outstanding shares of the Yorkshire Capital Trust I, 8.08% trust securities (June 2003), and reductions in CalEnergy Generation-Foreign project debt. These decreases were partially offset by additional interest expense totaling $13.8 million on the Company’s debt issuances of $450.0 million of 3.5% Senior Notes (May 2003) and $250.0 million of 5.0% Senior Notes (February 2004) and the effects of the weaker U.S. dollar.

Capitalized interest for the nine months ended September 30, 2004, decreased $10.1 million to $16.0 million. The decrease was mainly due to the discontinuance of capitalizing interest on the Kern River 2003 Expansion Project, partially offset by increased construction activity at MidAmerican Energy’s generation projects and CE Gas’ Yolla project.

The income tax provision for the nine months ended September 30, 2004, increased $17.9 million to $202.1 million. The effective tax rate increased for the nine months ended September 30, 2004, mainly due to the effect of the $170.2 million of tax deductible interest on subordinated debt not included in income from continuing operations before income taxes in 2003, higher taxable income at platforms with higher tax rates, including Kern River, Northern Natural Gas and HomeServices, and increased taxes at CalEnergy Generation-Foreign as a result of the expiration of the income tax holiday at a Leyte project.

Minority interest and preferred dividends for the nine months ended September 30, 2004 decreased $170.0 million to $9.9 million. This decrease was due to the adoption of FIN 46R, as previously described.

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

The Company's cash and cash equivalents were $975.8 million at September 30, 2004, compared to $660.2 million at December 31, 2003. Each of MEHC's direct or indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC will be available to satisfy the obligations of MEHC or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and deferred charges and other assets, restricted cash and investments of $166.4 million and $119.5 million at September 30, 2004, and December 31, 2003, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations, customer deposits held in escrow, and unpaid dividends declared obligations.

Cash flows from Operating Activities

The Company generated cash flows from operations of $1,221.8 million for the nine months ended September 30, 2004, compared with $1,013.3 million for the comparable period in 2003. The net increase was mainly due to a tax refund as a result of a 2003 net operating loss from accelerated depreciation. Also contributing to the net increase in cash flows from operations were changes in working capital and higher non-cash charges for depreciation and amortization, partially offset by the timing of distributions from equity investments.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2004 were $638.9 million, compared with $721.9 million for the same period in 2003. The decrease was mainly due to lower capital expenditures in 2004 along with the collection of the ROP Note and a settlement received from the International Chamber of Commerce (“ICC”), as described below, partially offset by $288.8 million of proceeds from the sale of convertible preferred securities in 2003 and the timing of construction related payments at MidAmerican Energy and Kern River, which comprised the majority of other investing cash flows in both 2004 and 2003.

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

Capital Expenditures, Construction and Other Development Costs

Capital expenditures, construction and other development costs were $796.4 million for the nine months ended September 30, 2004 as compared with $876.3 million for the same period in 2003. The following table summarizes the expenditures by business segment (in millions):

	Nine Months
	Ended September 30,
	2004	2003
MidAmerican Energy	$425.7	$228.5
Kern River	17.2	355.5
Northern Natural Gas	87.7	73.6
CE Electric UK	233.3	198.8
CalEnergy Generation-Domestic	1.2	4.2
CalEnergy Generation-Foreign	2.1	5.5
HomeServices	10.8	10.0
Segment capital expenditures	778.0	876.1
Corporate/other	18.4	0.2
Total capital expenditures	$796.4	$876.3

Forecasted capital expenditures, construction and other development costs for fiscal 2004 are estimated to be approximately $1.3 billion, including the partial completion of the wind power project discussed below. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures, were $524.8 million for the nine months ended September 30, 2004. Construction and other development costs were $271.6 million for the nine months ended September 30, 2004. These costs consist mainly of expenditures for large scale, generation projects as follows:

MidAmerican Energy

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing three electric generating projects in Iowa. Upon completion, the projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.4 billion in the three projects, of which approximately $541 million has been invested through September 30, 2004.

The first project is a natural gas-fired combined cycle unit with an estimated cost of $357 million, excluding allowance for funds used during construction. MidAmerican Energy will own and operate the plant. Commercial operation of the simple cycle mode began on May 5, 2003. The plant, which has operated in simple cycle mode during 2004, resulted in 327 megawatts (“MW”) of accredited capacity in the summer of 2004. The combined cycle operation is expected to commence by December 2004 and achieve an expected additional accredited capacity of 190 MW.

The second project is currently under construction and will be a 790 MW (based on expected accreditation) super-critical-temperature, low-sulfur coal-fired plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project to be approximately $713 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On May 29, 2003, the Iowa Utilities Board (“IUB”) issued an order approving the ratemaking principles for the plant, and on June 27, 2003, MidAmerican Energy received a certificate from the IUB allowing MidAmerican Energy to construct the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. MidAmerican Energy is also seeking an order from the IUB approving construction of the associated transmission facilities.

The third project consists of wind power facilities totaling 310 MW based on the nameplate rating. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 53 MW. MidAmerican Energy will own and operate these facilities, which are expected to cost approximately $323 million. MidAmerican Energy’s plan to construct the wind project is in conjunction with a settlement agreement that extends through December 31, 2010, an Iowa retail electric rate freeze that was previously scheduled to expire at the end of 2005. The settlement agreement, which was filed with the IUB as part of MidAmerican Energy’s application for ratemaking principles for the wind project, was approved by the IUB on October 17, 2003. MidAmerican Energy has also received authorization from the IUB to construct the wind power project. The settlement agreement provides that the obligation of MidAmerican Energy to construct the wind project may be terminated by MidAmerican Energy if the Federal production tax credit applicable to the wind energy facilities is not available at a rate of 1.8 cents per kilowatt (“kWh”) for a period of at least ten years after the facilities begin generating electricity. On October 4, 2004, the President signed into law legislation that extends the Federal production tax credit to electricity produced by wind energy facilities placed in service prior to January 1, 2006. The credit is allowable for production during the 10-year period after a facility is originally placed in service. Accordingly, MidAmerican Energy has begun construction of the wind power facilities and anticipates approximately one half of the facilities will be generating electricity by the end of 2004. The remaining facilities are expected to be completed by the middle of 2005. Also if MidAmerican Energy does not construct the wind power facilities by December 31, 2006 the rate extension from January 1, 2006 through December 31, 2010 may terminate.

Kern River

On May 1, 2003, Kern River completed the construction of its Kern River 2003 Expansion Project at a total cost of approximately $1.2 billion. The expansion increased the design capacity of the existing Kern River pipeline by 885,626 decatherms per day to 1,755,626 decatherms per day.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2004 were $268.7 million. During 2004, the Company used cash for financing activities of $469.7 million, which includes $136.4 million of cash flows from discontinued operations, for repayments of subsidiary and parent company obligations, and generated cash from financing activities of $270.8 million from the issuances of subsidiary, project and parent company debt. Cash flows used in financing activities for the nine months ended September 30, 2003 were $395.0 million. During 2003, the Company generated cash from financing activities, totaling $1,598.0 million, from the issuance of subsidiary, project and parent company debt, and used cash for financing activities, totaling $1,883.8 million, for repayments of subsidiary obligations and parent company debt and the retirement of preferred securities of subsidiary trusts.

Recent Debt Issuances, Redemptions and Stock Transactions

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used by MidAmerican Energy for general corporate purposes.

On February 12, 2004, MEHC completed the sale of $250 million in aggregate principal amount of its 5.00% senior notes due February 15, 2014. The proceeds were used to satisfy a demand made by its affiliate, Funding Corporation, for $136.4 million, the amount remaining on MEHC’s guarantee of Funding Corporation’s Series F Bonds, and for other general corporate purposes.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. A demand was also made on MEHC for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. MEHC made the requisite payment and, as a result, it has no further liability with respect to its guarantee.

On January 6, 2004, the Company purchased two hundred thousand shares of common stock owned by the Company’s chairman and chief executive officer, for an aggregate purchase price of $20.0 million.

Current Maturities of Debt

The Company’s current portion of long-term debt increased $553.4 million to $1,054.3 million at September 30, 2004, from $500.9 million at December 31, 2003 due to $260.0 million of 7.23% parent company senior notes becoming due in the third quarter of 2005. Additionally, in February 2005, a subsidiary of CE Electric UK has the option (which it currently intends to exercise) to redeem its Variable Rate Reset Trust Securities, due in 2020, at a par value of £155 million.

Restricted Cash and Short-term Investments

During the nine months ended September 30, 2004, CE Casecnan increased its restricted cash related to obligations for debt service and unpaid dividends declared.

Discontinued Operations - Zinc Recovery Project and Mineral Assets

MEHC, through its indirect wholly owned subsidiaries, owns the rights to commercial quantities of extractable minerals from elements in solution in the geothermal brine and fluids utilized at certain geothermal energy generation facilities located in the Imperial Valley of California and a zinc recovery plant constructed near the geothermal energy generation facilities designed to recover zinc from the geothermal brine through an ion exchange, solvent extraction, electrowinning and casting process.

The Zinc Recovery Project began limited production during December 2002 and continued limited production until September 10, 2004. Efforts to increase production had continued since the Zinc Recovery Project was place in service with an emphasis on process modification. Management had been assessing the long-term economic viability of the Zinc Recovery Project in light of continuing cash flow and operating losses and the efforts to increase production, and had continued to evaluate the expected impact of the planned improvements to the extraction process during the third quarter of 2004. Furthermore, management had been exploring other operating alternatives, such as establishing strategic partnerships and consideration of ceasing operations of the Zinc Recovery Project.

On September 10, 2004, management made the decision to cease operations of the Zinc Recovery Project, effective immediately. Based on this decision, a non-cash, after-tax impairment charge of $340.3 million has been recorded to write-off the Mineral Assets.

In connection with ceasing operations, the Zinc Recovery Project’s assets will be sold and certain employees of the operator of the Zinc Recovery Project have been paid one-time termination benefits. As a result of ceasing operations of the Zinc Recovery Project, MEHC expects to make cash expenditures of approximately $13 million, consisting of pre-tax disposal costs, termination benefit costs and property taxes. Substantially all of such costs are expected to relate to disposal activities, and a portion of the disposal costs is expected to be offset by proceeds from sales of the Zinc Recovery Project’s assets. These costs are recognized in the period in which the related liability is incurred. Salvage proceeds will be recognized in the period earned. Implementation of a disposal plan began in September 2004 and is expected to continue into 2005. MEHC also expects to receive approximately $55 million in future tax benefits.

The operating losses from discontinued operations before income taxes during the nine-month periods ended September 30, 2004 and 2003 were $42.7 million and $31.4 million, respectively.

Enron Note Receivable

In connection with Northern Natural Gas’ sale by Enron Corp. (“Enron”) to Dynegy, Inc. in January 2002, Northern Natural Gas forgave the portion of a note receivable from Enron (the “Enron Note Receivable”) that exceeded a balance of approximately $259 million. Enron and numerous affiliated companies filed for bankruptcy on December 2, 2001. Enron’s disclosures of overstated earnings and previously undisclosed debts, as well as reports in the news media that unsecured creditors could expect to receive little more than a few cents on the dollar, led Northern Natural Gas to write-off the remaining value of the Enron Note Receivable as of December 31, 2001. Enron’s Bankruptcy Court proceedings are continuing. The disclosure statement filed with the Fifth Amended Plan and Disclosure Statement (“Amended Plan”) was approved by the Bankruptcy Court on January 9, 2004. On July 15, 2004, the Bankruptcy Court confirmed the Amended Plan, as modified (the “Plan”). On August 26, 2004, the Bankruptcy Court approved the stipulation between Enron and Northern Natural Gas settling the amount payable on the Enron Note Receivable at $249 million. The Plan will be implemented on the effective date, which will occur when precedent conditions are satisfied or waived, but no earlier than December 31, 2004. Initial distributions to creditors are not expected to occur until late 2004 or 2005. To date, no amounts have been received. Although collection of any amount is uncertain, the Plan referenced above provides an estimated recovery of $0.174 per dollar for unsecured creditors of Enron. Northern Natural Gas expects to reflect any recovery as income in the period payment is received. Additionally, Northern Natural Gas may be able to sell its claim to a third party.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand ‘‘adequate assurances’’ in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of September 30, 2004, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $87 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Yorkshire Power Group Limited, a subsidiary of CE Electric UK, entered into certain currency rate swap agreements for its Yankee Bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $281.1 million of the 6.496% Yankee Bonds outstanding at September 30, 2004, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.345%. The estimated fair value of these swap agreements at September 30, 2004 was $70.0 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if Yorkshire Power Group Limited’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of September 30, 2004, Yorkshire Power Group Limited’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been approximately $32.6 million.

Regulatory Matters

MidAmerican Energy

Rate Matters

Under two settlement agreements approved by the IUB, MidAmerican Energy’s overall Iowa retail electric rates are effectively frozen through December 31, 2010. The settlement agreements specifically allow the filing of electric rate design or cost of service rate changes that could result in changes to rates for specific classes of customers, but are intended to keep MidAmerican Energy’s overall Iowa retail electric revenue unchanged. The settlement agreements also each provide that portions of revenues associated with Iowa retail electric returns on equity within specified ranges will be recorded as a regulatory liability to be used to offset a portion of the cost to Iowa customers of future generating plant investment.

Under the first settlement agreement, which was approved by the IUB on December 21, 2001, and is effective through December 31, 2005, an amount equal to 50% of revenues associated with returns on equity between 12% and 14%, and 83.33% of revenues associated with returns on equity above 14%, in each year is recorded as a regulatory liability. The second settlement agreement, which was filed in conjunction with MidAmerican Energy’s application for ratemaking principles on a wind power project and was approved by the IUB on October 17, 2003, provides that during the period January 1, 2006 through December 31, 2010, an amount equal to 40% of revenues associated with returns on equity between 11.75% and 13%, 50% of revenues associated with returns on equity between 13% and 14%, and 83.3% of revenues associated with returns on equity above 14%, in each year will be recorded as a regulatory liability. An amount equal to the regulatory liability is recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. Additionally, interest expense is accrued on the portion of the regulatory liability balance recorded in prior years. The liability is being reduced as it is credited against plant in service in amounts equal to the allowance for funds used during construction associated with generating plant additions. Future depreciation will be reduced as a result of the credit applied to generating plant balances from the reduction of the regulatory liability. As of September 30, 2004 and December 31, 2003, the related regulatory liability reflected in the accompanying consolidated balance sheets within other long-term accrued liabilities was $206.1 million and $144.4 million, respectively.

The second settlement agreement also provides that if Iowa retail electric returns on equity fall below 10% in any consecutive 12-month period from January 1, 2006 through December 31, 2010, MidAmerican Energy may seek to file for a general increase in rates. However, prior to filing for a general increase in rates, MidAmerican Energy is required by the settlement agreement to conduct 30 days of good faith negotiations with all of the signatories to the settlement agreement to attempt to avoid a general increase in rates.

Illinois bundled electric rates are frozen until 2007, subject to certain exceptions allowing for increases, at which time bundled rates are subject to cost-based ratemaking. Illinois law provides for Illinois earnings above a computed level of return on common equity to be shared equally between regulated retail electric customers and MidAmerican Energy. MidAmerican Energy’s computed level of return on common equity is based on a rolling two-year average of the Monthly Treasury Long-Term Average Rate, as published by the Federal Reserve System, plus a premium of 8.5% for 2000 through 2004 and a premium of 12.5% for 2005 and 2006. The two-year average above which sharing must occur for 2004 is 13.57%. The law allows MidAmerican Energy to mitigate the sharing of earnings above the threshold return on common equity through accelerated recovery of electric assets.

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

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same time information system of the Commission‘s regulations; (2) codes of conduct; and (3) transmission practices. The FERC has commenced several such audits of utilities in 2003 and 2004. The audit is on-going, and MidAmerican Energy does not expect it to be completed for several months.

Generation Matters

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. In its order, the FERC has stated that MidAmerican Energy’s market-based sales will become subject to refund beginning November 1, 2004. The refund obligation will then extend until the conclusion of the proceeding. MidAmerican Energy does not expect any outcome of this issue to have a material effect on its results of operations, financial position or cash flows.

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

Additionally, on January 30, 2004, Northern Natural Gas filed with the FERC to increase its revenue requirement by an incremental $30 million to that requested in the May 1, 2003 filing. The increased rates are primarily attributable to ongoing pipeline integrity initiative costs that Northern Natural Gas has undertaken since the May 1, 2003 rate filing. The FERC suspended the rate increase until August 1, 2004 and consolidated the 2003 and 2004 rate cases due to the similarity of issues in both cases and the updated costs. On July 29, 2004, Northern Natural Gas notified the FERC that, in furtherance of settlement negotiations, Northern Natural Gas was not moving the rate increase into effect on August 1, 2004, but reserved its statutory right to move the suspended rates into effect at a later date. On October 8, 2004, Northern Natural Gas filed a motion to place the rate increase into effect on November 1, 2004, subject to refund. A hearing on the consolidated cases is scheduled for March 2005.

CE Electric UK

The majority of the revenue of the Distribution License Holders (“DLH”) in the United Kingdom is controlled by a distribution price control formula which is set out in the license of each DLH. It has been the practice of Ofgem (and its predecessor body, the Office of Electricity Regulation), to review and reset the formula at five-year intervals, although the formula may be further reviewed at other times at the discretion of the regulator. Any such resetting of the formula requires the consent of the DLH. If the DLH does not consent to the formula reset, it is reviewed by the United Kingdom's competition authority, whose recommendations can then be given effect by license modifications made by Ofgem.

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

Ofgem’s process of reviewing each DLH's existing price control formula, with a revised formula for each DLH (including NED and YED) expected to take effect from April 1, 2005 for an expected period of five years, is nearing completion. The process has involved the collection of data from each DLH via written submissions and meetings with representatives of the various companies. On September 27, 2004, Ofgem published its updated proposals, which indicated a reduction in the allowed income on NED and YED of 3% and 13%, respectively, in real terms. The range of allowed revenue adjustments for all DLHs was from an increase of 11% to a reduction of 13%. The Xd factor in the updated proposals was set at zero. It is expected that Ofgem will issue final proposals on November 29, 2004. Each DLH will then have until December 22, 2004 to accept or reject the proposals, which if accepted will be implemented through a license modification in the first quarter of 2005, having effect from April 1, 2005.

Obligations, Commitments and Contingencies

There have been no material changes in obligations, commitments and contingencies from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, other than the items described below. Refer to Note 8 of Notes to the Consolidated Financial Statements for more discussion on commitments and contingencies.

Recent Debt Issuances

On October 1, 2004, MidAmerican Energy issued $350 million of 4.65% medium-term notes due October 1, 2014. The proceeds will be used by MidAmerican Energy for general corporate purposes.

Electric Capacity Commitments

MidAmerican Energy has contracts with non-affiliated companies to purchase electric capacity. In January 2004, MidAmerican Energy and the Nebraska Public Power District (“NPPD”) entered into a series of agreements that will result in MidAmerican Energy purchasing 250 megawatts of NPPD capacity for a five-year period commencing January 1, 2005. As of September 30, 2004, total non-affiliated electric capacity contracts, with expiration dates ranging from 2004 to 2028, required minimum payments of $9.7 million, $28.4 million, $25.1 million, $27.3 million and $35.8 million for October 1 - December 31, 2004, and the years 2005 through 2008, respectively, and $97.8 million for the total of the years thereafter.

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

New Accounting Pronouncements

In December 2003, the FASB issued FIN 46R which served to clarify guidance in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (‘‘FIN 46’’), and provided additional guidance surrounding the application of FIN 46. The Company adopted and applied the provisions of FIN 46R, related to certain finance subsidiaries, as of October 1, 2003. The adoption required the deconsolidation of certain finance subsidiaries, which resulted in the amounts previously classified as mandatorily redeemable preferred securities of subsidiary trusts, in the amount of $1.9 billion, being reclassified to parent company subordinated debt in the accompanying consolidated balance sheets. In addition, the associated amounts previously recorded in minority interest and preferred dividends are now recorded as interest expense in the accompanying consolidated statements of operations. For the three-month and nine-month periods ended September 30, 2004, the Company has recorded $49.2 million and $149.5 million, respectively, of interest expense related to these securities. In accordance with the requirements of FIN 46R, no amounts prior to adoption on October 1, 2003 have been reclassified. The amounts included in minority interest and preferred dividends related to these securities for the three-month and nine-month periods ended September 30, 2003, were $54.1 million and $170.2 million, respectively. The Company adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale, or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source and payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate the power plant projects with ownership interests greater than 50% and not to consolidate the power plants from which it purchases power.

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

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes during the quarter covered by this report in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 8 to the Interim Financial Statements, “Commitments and Contingencies”.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.     Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

/s/ Patrick J. Goodman
Date: November 4, 2004	Patrick J. Goodman Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.