Form 10-Q
period 2005-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2005-05-06
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

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

(Former name, former address and former fiscal year, if changed since last report)

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
Yes [ ] No [x]

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2005, 9,081,087 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2005

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$598,921	$837,353
Short-term investments	115,293	123,550
Restricted cash and short-term investments	125,922	129,316
Accounts receivable, net	728,804	695,761
Amounts held in trust	158,059	111,708
Inventories	68,908	125,079
Other current assets	165,728	141,194
Total current assets	1,961,635	2,163,961
Properties, plants and equipment, net	11,679,031	11,607,264
Goodwill	4,285,132	4,306,751
Regulatory assets	413,754	451,830
Other investments	270,905	261,575
Equity investments	212,115	210,430
Deferred charges and other assets	899,394	901,751
Total assets	$19,721,966	$19,903,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$400,883	$410,319
Accrued interest	187,278	197,813
Accrued property and other taxes	157,358	166,639
Amounts held in trust	158,059	111,708
Other liabilities	451,476	420,452
Short-term debt	9,355	9,090
Current portion of long-term debt	638,964	1,145,598
Current portion of parent company subordinated debt	188,543	188,543
Total current liabilities	2,191,916	2,650,162
Other long-term accrued liabilities	2,233,417	2,171,616
Parent company senior debt	2,773,090	2,771,957
Parent company subordinated debt	1,586,370	1,585,810
Subsidiary and project debt	6,358,792	6,304,923
Deferred income taxes	1,320,243	1,281,833
Total liabilities	16,463,828	16,766,301
Deferred income	60,592	62,443
Minority interest	14,623	14,119
Preferred securities of subsidiaries	89,246	89,540

Commitments and contingencies (Note 9)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized 50,000 shares, no par
value, 41,263 shares issued and outstanding	-	-
Common stock - authorized 60,000 shares, no par value, 9,081 shares issued
and outstanding	-	-
Additional paid-in capital	1,950,663	1,950,663
Retained earnings	1,309,257	1,156,843
Accumulated other comprehensive loss, net	(166,243)	(136,347)
Total stockholders' equity	3,093,677	2,971,159
Total liabilities and stockholders' equity	$19,721,966	$19,903,562

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Operating revenue	$1,804,233	$1,762,582

Costs and expenses:
Cost of sales	812,152	748,632
Operating expense	407,343	375,563
Depreciation and amortization	159,618	169,787
Total costs and expenses	1,379,113	1,293,982

Operating income	425,120	468,600

Other income (expense):
Interest expense	(231,595)	(225,792)
Capitalized interest	3,615	3,608
Interest and dividend income	8,414	7,168
Other income	20,983	8,367
Other expense	(3,886)	(2,960)
Total other income (expense)	(202,469)	(209,609)
Income from continuing operations before income tax expense, minority interest
and preferred dividends of subsidiaries and equity income	222,651	258,991
Income tax expense	73,951	98,357
Minority interest and preferred dividends of subsidiaries	2,851	2,753
Income from continuing operations before equity income	145,849	157,881
Equity income	4,891	3,468
Income from continuing operations	150,740	161,349
Income (loss) from discontinued operations, net of income tax (Note 3)	1,674	(14,159)
Net income available to common and preferred stockholders	$152,414	$147,190

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$150,740	$161,349
Adjustments to reconcile income from continuing operations to cash flows from continuing operations:
Distributions less income on equity investments	(1,474)	(1,014)
(Gain) loss on other items	(6,685)	92
Depreciation and amortization	159,618	169,787
Amortization of regulatory assets and liabilities	20,620	1,976
Amortization of deferred financing costs	7,916	5,076
Provision for deferred income taxes	45,670	57,088
Other	14,074	18,266
Changes in other items:
Accounts receivable and other current assets	53,319	22,794
Accounts payable and other accrued liabilities	(53,292)	77,341
Deferred income	(1,684)	(1,307)
Net cash flows from continuing operations	388,822	511,448
Net cash flows from discontinued operations	(172)	(23,402)
Net cash flows from operating activities	388,650	488,046
Cash flows from investing activities:
Capital expenditures relating to operating projects	(164,877)	(128,334)
Construction and other development costs	(63,356)	(77,274)
Purchases of available-for-sale securities	(660,437)	(473,568)
Proceeds from sales of available-for-sale securities	666,937	434,193
Acquisitions, net of cash acquired	(666)	(807)
Proceeds from note receivable	-	97,000
Proceeds from affiliate notes, net	-	9,964
Other	22,741	822
Net cash flows from continuing operations	(199,658)	(138,004)
Net cash flows from discontinued operations	2,810	(419)
Net cash flows from investing activities	(196,848)	(138,423)
Cash flows from financing activities:
Proceeds from subsidiary and project debt	6,123	10,584
Proceeds from parent company senior debt	-	249,765
Repayments of subsidiary and project debt	(433,785)	(33,239)
Proceeds from (repayment of) subsidiary short-term debt, net	87	(45,061)
Purchase and retirement of common stock	-	(20,000)
(Increase) decrease in restricted cash and investments	3,352	(85,720)
Redemption of preferred securities of subsidiaries	(294)	(1,724)
Other	(358)	(3,531)
Net cash flows from continuing operations	(424,875)	71,074
Net cash flows from discontinued operations	186	(136,673)
Net cash flows from financing activities	(424,689)	(65,599)
Effect of exchange rate changes	(5,545)	6,842
Net change in cash and cash equivalents	(238,432)	290,866
Cash and cash equivalents at beginning of period	837,353	587,689
Cash and cash equivalents at end of period	$598,921	$878,555
Supplemental Disclosure:
Interest paid, net of interest capitalized	$236,626	$225,671
Income taxes (refunded) paid	$8,987	$(74,620)

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

In the opinion of the management of MidAmerican Energy Holdings Company and subsidiaries (“MEHC” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of MEHC and its wholly-owned subsidiaries except for certain trusts formed to hold trust preferred securities. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), these trusts, by design, are considered variable interest entities, with no variable interest holder being considered the primary beneficiary, thus requiring the reporting entity to deconsolidate the trust. Subsidiaries which are less than 100% owned but greater than 50% owned are consolidated with a minority interest. Subsidiaries that are 50% owned or less, but where the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments where the Company’s ability to influence is limited are accounted for under the cost method of accounting.

The Company's operations are organized and managed as seven distinct platforms: MidAmerican Energy Company ("MidAmerican Energy"), Kern River Gas Transmission Company ("Kern River"), Northern Natural Gas Company ("Northern Natural Gas"), CE Electric UK Funding Company ("CE Electric UK") (which includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. ("HomeServices").

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In particular, the Company’s significant accounting policies are presented in Note 2 to the consolidated financial statements included therein. Additionally, amounts held in trust consist of separately designated trust accounts for homebuyers’ earnest money and other deposits. The Company holds such funds until sold properties are closed and subsequently disburses amounts in accordance with the settlement instructions.

Certain amounts in the prior period consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of activity as discontinued operations (see Note 3) and the reclassification of auction rate securities. Such reclassifications did not impact previously reported net income or retained earnings.

The accompanying consolidated balance sheet as of December 31, 2004, reflects a reclassification of instruments used in the Company’s cash management program from cash and cash equivalents to short-term investments of $123.6 million. This reclassification is to present certain auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value. Additionally, in the accompanying consolidated statements of cash flows, cash and cash equivalents were reduced by $123.6 million, $99.3 million and $72.5 million at December 31, 2004, March 31, 2004 and December 31, 2003, respectively, to reflect the reclassification of these instruments from cash and cash equivalents to short-term investments.

2.	New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. MEHC is required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3.	Discontinued Operations - Zinc Recovery Project and Mineral Assets

On September 10, 2004, management made the decision to cease operations of a zinc recovery plant constructed near certain geothermal energy generation facilities (“the Zinc Recovery Project”). Based on this decision, the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Mineral Assets”) were written off in the third quarter of fiscal 2004. The activity related to the Mineral Assets is classified separately as discontinued operations in the accompanying consolidated statements of operations and includes the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Operating revenue	$-	$721

Losses from discontinued operations	$-	$(23,928)
Proceeds from disposal activities, net	2,835	-
Income tax (expense) benefit	(1,161)	9,769
Income (loss) from discontinued operations, net of tax	$1,674	$(14,159)

Implementation of a decommissioning plan began in September 2004 and has continued into 2005. Proceeds from the sale of the Zinc Recovery Project’s assets have exceeded the cost of disposal activities during the three months ended March 31, 2005. Salvage proceeds are recognized in the period earned. Costs are recognized in the period in which the related liability is incurred. The Company expects to make additional cash expenditures consisting of pre-tax disposal costs and property taxes of approximately $1 million.

4.	Properties, Plants and Equipment, Net

Properties, plants and equipment, net consists of the following (in thousands):

	Depreciation	March 31,	December 31,
	Life	2005	2004

Utility generation and distribution system	10-50 years	$10,104,467	$10,149,818
Interstate pipelines’ assets	3-87 years	3,587,179	3,566,578
Independent power plants	10-30 years	1,383,999	1,384,660
Mineral and gas reserves and exploration assets	5-30 years	107,376	101,472
Utility non-operational assets	3-30 years	466,670	465,297
Other assets	3-10 years	170,820	167,150
Total operating assets		15,820,511	15,834,975
Accumulated depreciation and amortization		(4,920,355)	(4,800,372)
Net operating assets		10,900,156	11,034,603
Construction in progress		778,875	572,661
Properties, plants and equipment, net		$11,679,031	$11,607,264

5.	Equity Investments

Equity investments consist mainly of MEHC’s equity investment in CE Generation, LLC (“CE Generation”) and HomeServices’ equity investments in various entities that generally conduct title, mortgage and insurance activities primarily related to the brokerage business. The equity investment in CE Generation at March 31, 2005 and December 31, 2004 was $191.9 million and $188.7 million, respectively. During the three-month periods ended March 31, 2005 and 2004, MEHC recorded income from its investment in CE Generation of $2.8 million and $1.2 million, respectively. HomeServices’ equity investments at March 31, 2005 and December 31, 2004 totaled $17.5 million and $16.8 million, respectively. During the three-month periods ended March 31, 2005 and 2004, HomeServices recorded income from its equity investments of $2.1 million and $2.3 million, respectively.

6.	Other Income

Other income consists of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Gains on sales of investments and other assets	$11,891	$1,108
Allowance for equity funds used during construction	4,727	3,557
Corporate-owned life insurance income	707	901
Other	3,658	2,801
Total other income	$20,983	$8,367

7.	Debt Issuances, Redemptions, Maturities and Subsequent Events

In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

On February 15, 2004, MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, matured.

On April 4, 2005, CE Electric UK and certain of its subsidiaries entered into a five year, £100.0 million committed revolving credit facility agreement.

On April 14, 2005, Northern Natural Gas issued $100.0 million of 5.125% senior notes due May 1, 2015. The proceeds were used by Northern Natural Gas to repay its outstanding $100.0 million 6.875% senior notes due May 1, 2005. Accordingly, the Company has reclassified the entire principal amount of the notes due May 1, 2005, as long-term debt in the accompanying consolidated balance sheet at March 31, 2005.

On May 5, 2005, Northern Electric Finance plc, an indirect wholly-owned subsidiary of CE Electric UK, issued £150.0 million of 5.125% bonds due 2035, guaranteed by Northern Electric and guaranteed as to scheduled payments of principal and interest by Ambac Assurance UK Limited (“Ambac”). Additionally, on May 5, 2005, Yorkshire Electricity, a wholly-owned subsidiary of CE Electric UK, issued £200.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its 7.25% bonds due 2022.

8.	Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the three months ended March 31, 2005:

Kern River

On April 30, 2004, Kern River filed a general rate case with the Federal Energy Regulatory Commission (“FERC”) pursuant to the requirements of its prior rate case settlement. Under the procedural schedule adopted, unless the rate case is settled earlier, a hearing will be held on the issues in August 2005 followed by an administrative law judge decision that is scheduled for release in December 2005.

Northern Natural Gas

On March 25, 2005, as modified on April 22, 2005, Northern Natural Gas filed a stipulation and agreement with the FERC (the “Settlement”). The Settlement represents the agreement Northern Natural Gas reached with its customers to settle the base tariff rates in the consolidated cases. The Settlement provides for, among other things, rates designed to generate revenues on an annual basis above the base rates which were in effect as of October 31, 2003, as follows: $48 million for the period November 1, 2003 through October 31, 2004, $53 million for the period November 1, 2004 through October 31, 2005, $58 million for the period November 1, 2005 through October 31, 2006, and $62 million beginning November 1, 2006. The FERC administrative law judge must certify the Settlement to the FERC for approval. Within 60 days of a final order from the FERC approving the proposed Settlement, Northern Natural Gas will be required to make refunds with interest to its customers generally reflecting the difference between the rate increases implemented on November 1, 2003 and November 1, 2004 and the revenue generated using the settlement rates. A final order is expected in the third quarter of 2005.

9.	Commitments and Contingencies

MidAmerican Energy

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

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions in the area that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire state of Iowa is in attainment of the ozone standards and the fine particulate matter standards.

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through a market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009 and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact MidAmerican Energy’s coal-burning generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

On March 15, 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”). The CAMR utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the current nationwide level of 48 tons to 15 tons at full implementation. The CAMR’s two-phase reduction program requires initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. The CAMR will impact MidAmerican Energy’s coal-burning generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the OCA. That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. Based on a review of the final CAIR and CAMR, MidAmerican Energy does not expect the qualified expenditures to exceed $325 million through January 1, 2011.

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

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the NSR provisions of the Clean Air Act. A number of states and local air districts challenged the EPA’s clarifications of the NSR rule, and a panel of the United States Circuit Court of Appeals for the District of Columbia issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

Nuclear Decommissioning

Expected decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station decommissioning costs are included in base rates in Iowa tariffs.

MidAmerican Energy's share of expected decommissioning costs for Quad Cities Station, in 2004 dollars, is $154.0 million and is the asset retirement obligation for Quad Cities Station. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts as of March 31, 2005 and December 31, 2004, was $213.8 million and $207.5 million, respectively, and is reflected in deferred charges and other assets in the accompanying consolidated balance sheets.

CalEnergy Generation-Foreign - Proposed Value-Added Tax Legislation

The Philippine House and Senate each has passed a bill which reimposes value-added tax on electricity, but prohibits certain electricity generators from passing on the value-added tax to their customers. The House and Senate bills are being reconciled in a Philippine congressional bicameral conference committee. If signed into law, a final bill prohibiting MEHC’s subsidiaries that own (i) the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively the “Leyte Projects”) from invoicing the Philippine National Oil Company-Energy Development Corporation (“PNOC-EDC”), and (ii) the Casecnan Project from invoicing the Republic of the Philippines National Irrigation Administration (“NIA”) for, and getting paid, value-added tax may trigger the change in law provisions of the Leyte Projects' energy conversion agreements and the Casecnan Project's project agreement. The Leyte Projects' energy conversion agreements and the Casecnan Project's project agreement change in law provisions require PNOC-EDC and NIA, respectively, to negotiate amendments to those agreements which would keep MEHC’s subsidiaries that own the Leyte Projects and the Casecnan Project whole for the adverse impact of such a change in law. The Company believes that a failure by PNOC-EDC and NIA to agree to such amendments would entitle the Company to demand that the Philippine government purchase its interests in the Leyte Projects and the Casecnan Project, each at a price equal to the net present value of the energy (and, in the case of the Casecnan Project, water) fee payments over the remaining terms of the Leyte Projects' energy conversion agreements and Casecnan Project's project agreement. PNOC-EDC, NIA and the Philippine government may challenge any efforts by the Company to demand that its interests be so purchased. The Company is closely monitoring developments in this regard in the Philippines, and intends to vigorously defend its rights should a final bill containing a no pass through provision be signed into law.

Legal Matters

In addition to the proceeding described below, the Company is currently party to various items of litigation or arbitration in the normal course of business, none of which are reasonably expected by the Company to have a material adverse effect on its financial position, results of operations or cash flows.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan Water and Energy Company, Inc. (“CE Casecnan”) stockholder agreement, which is based upon proforma financial projections of the Casecnan project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. On January 21, 2004, CE Casecnan Ltd., LPG and CE Casecnan entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend declarations in 2004, totaling to $15.9 million ($8.0 million in the first quarter of 2004), was set aside by CE Casecnan in a separate bank account in the name of CE Casecnan and is shown as restricted cash and short-term investments and other current liabilities in the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004, respectively. The court is currently expected to rule on the first phase of the litigation before the end of the second quarter of 2005. The impact, if any, of this litigation on the Company cannot be determined at this time.

10.	Comprehensive Income

The differences from net income to total comprehensive income for the Company are due to foreign currency translation adjustments, minimum pension liability adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income for the Company is shown in the table below (in thousands):

	Three Months
	Ended March 31,
	2005	2004

Net income	$152,414	$147,190
Other comprehensive income (loss):
Foreign currency translation	(24,338)	39,749
Minimum pension liability, net of tax of $(477) and $(2,325), respectively	486	(5,424)
Marketable securities, net of tax of $(72) and $72, respectively	(108)	108
Cash flow hedges, net of tax of $(2,733) and $1,211, respectively	(5,936)	2,766
Total comprehensive income	$122,518	$184,389

11.	Retirement Plans

Domestic Operations

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans included the following components for MEHC and its domestic energy subsidiaries for the three-month periods ended March 31 (in thousands):

	Pension		Postretirement
	2005	2004	2005	2004

Service cost	$6,687	$6,598	$1,648	$1,962
Interest cost	9,172	8,700	3,589	4,183
Expected return on plan assets	(9,527)	(9,634)	(2,321)	(1,861)
Amortization of net transition balance	-	(198)	614	1,028
Amortization of prior service cost	671	687	-	148
Amortization of prior year loss	409	419	421	834
Net periodic benefit cost	$7,412	$6,572	$3,951	$6,294

MEHC expects to contribute $6.6 million and $15.8 million in 2005 to its pension and postretirement plans, respectively. As of March 31, 2005, $1.4 million and $4.3 million of contributions have been made to the pension and postretirement plans, respectively.

United Kingdom Operations

Certain wholly-owned subsidiaries of CE Electric UK participate in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. Net periodic benefit cost for the pension plan included the following components for CE Electric UK for the three-month periods ended March 31 (in thousands):

	2005	2004

Service cost	$3,972	$3,045
Interest cost	19,862	18,503
Expected return on plan assets	(25,158)	(24,778)
Amortization of prior service cost	508	415
Amortization of prior year loss	5,566	4,245
Net periodic benefit cost	$4,750	$1,430

CE Electric UK and its subsidiaries propose to contribute $52.9 million in 2005 to its pension plan, including $32.0 million for the existing funding deficiency. As of March 31, 2005, $7.2 million of contributions have been made to the pension plan. Payments for the existing funding deficiency began in April 2005. Discussions on the appropriate level of contributions continue with the plan trustee in accordance with the UK plan rules.

12.	Segment Information

The Company has identified seven reportable segments: MidAmerican Energy, Kern River, Northern Natural Gas, CE Electric UK, CalEnergy Generation-Foreign, CalEnergy Generation-Domestic, and HomeServices. The Company’s determination of reportable segments considers the strategic units under which the Company is managed. The Company’s foreign reportable segments include CE Electric UK and CalEnergy Generation-Foreign. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies including the allocation of goodwill. Additionally, the activity of the Company’s Mineral Assets, which was previously reported in the CalEnergy Generation-Domestic reportable segment, is presented as discontinued operations within the accompanying consolidated financial statements. Information related to the Company’s reportable segments is shown below (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Operating revenue:
MidAmerican Energy	$856,278	$840,946
Kern River	78,576	75,613
Northern Natural Gas	201,201	208,387
CE Electric UK	239,217	262,608
CalEnergy Generation-Foreign	72,241	69,591
CalEnergy Generation-Domestic	7,929	11,180
HomeServices	362,260	314,686
Total reportable segments	1,817,702	1,783,011
Corporate/other(1)	(13,469)	(20,429)
Total operating revenue	$1,804,233	$1,762,582

Depreciation and amortization:
MidAmerican Energy	$63,779	$82,888
Kern River	15,582	11,412
Northern Natural Gas	17,163	16,463
CE Electric UK	35,651	32,240
CalEnergy Generation-Foreign	22,684	22,634
CalEnergy Generation-Domestic	2,186	2,178
HomeServices	4,287	3,733
Total reportable segments	161,332	171,548
Corporate/other(1)	(1,714)	(1,761)
Total depreciation and amortization	$159,618	$169,787

	Three Months
	Ended March 31,
	2005	2004
Operating income:
MidAmerican Energy	$99,351	$111,067
Kern River	49,012	50,054
Northern Natural Gas	111,725	116,201
CE Electric UK	125,680	152,442
CalEnergy Generation-Foreign	43,866	41,601
CalEnergy Generation-Domestic	4,369	4,678
HomeServices	8,122	7,812
Total reportable segments	442,125	483,855
Corporate/other(1)	(17,005)	(15,255)
Total operating income	425,120	468,600
Interest expense	(231,595)	(225,792)
Capitalized interest	3,615	3,608
Interest and dividend income	8,414	7,168
Other income	20,983	8,367
Other expense	(3,886)	(2,960)
Total income from continuing operations before income tax expense	$222,651	$258,991

Interest expense:
MidAmerican Energy	$33,776	$30,591
Kern River	18,495	19,535
Northern Natural Gas	13,261	13,124
CE Electric UK	59,622	48,798
CalEnergy Generation-Foreign	8,639	11,259
CalEnergy Generation-Domestic	4,617	4,794
HomeServices	614	705
Total reportable segments	139,024	128,806
Corporate/other(1)	92,571	96,986
Total interest expense	$231,595	$225,792
Income from continuing operations before income tax expense:
MidAmerican Energy	$82,692	$88,554
Kern River	30,290	30,472
Northern Natural Gas	100,111	102,656
CE Electric UK	70,292	109,206
CalEnergy Generation-Foreign	41,618	33,789
CalEnergy Generation-Domestic	40	(23)
HomeServices	8,172	7,353
Total reportable segments	333,215	372,007
Corporate/other(1)	(110,564)	(113,016)
Total income from continuing operations before income tax expense	$222,651	$258,991

	March 31,	December 31,
	2005	2004
Total assets:
MidAmerican Energy	$7,316,642	$7,274,999
Kern River	2,117,016	2,135,265
Northern Natural Gas	2,335,400	2,200,846
CE Electric UK	5,500,302	5,794,887
CalEnergy Generation-Foreign	766,829	767,465
CalEnergy Generation-Domestic	561,586	553,741
HomeServices	767,356	724,592
Total reportable segments	19,365,131	19,451,795
Corporate/other(1)	356,835	451,767
Total assets	$19,721,966	$19,903,562

(1)
The remaining differences between the segment amounts and the consolidated amounts described as “Corporate/other” relate principally to the corporate functions including administrative costs, interest expense, corporate cash and related interest income, intersegment eliminations and fair value adjustments relating to acquisitions.

Goodwill as of December 31, 2004 and changes for the three month period ended March 31, 2005 by reportable segment are as follows (in thousands):

			Northern	CE	CalEnergy
	MidAmerican	Kern	Natural	Electric	Generation	Home-
	Energy	River	Gas	UK	Domestic	Services	Total

Goodwill at December 31, 2004	$ 2,121,125	$ 33,900	$354,912	$1,329,791	$72,494	$394,529	$4,306,751
Goodwill from acquisitions during the year	-	-	-	-	-	376	376
Other goodwill adjustments(1)	(9)	-	(6,455)	(15,529)	(1)	(1)	(21,995)
Goodwill at March 31, 2005	$2,121,116	$33,900	$348,457	$1,314,262	$72,493	$394,904	$4,285,132

(1)	Other goodwill adjustments include income tax and foreign currency translation adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MEHC, through its subsidiaries, owns and operates a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States. These businesses are organized and managed as seven distinct platforms: MidAmerican Energy Company (“MidAmerican Energy”), Kern River Gas Transmission Company (“Kern River”), Northern Natural Gas Company (“Northern Natural Gas”), CE Electric UK Funding Company (“CE Electric UK”) (which includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. (“HomeServices”). These platforms are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following events and changes highlight some factors that affect the comparability of our financial results for the three-month periods ended March 31, 2005 and 2004:

•
CE Electric UK’s operating income for the three months ended March 31, 2005, decreased $26.7 million, or 17.5%, to $125.7 million from $152.4 million for the same period in 2004.  Operating revenue decreased $23.4 million, or 8.9%, to $239.2 million from $262.6 million for the same period in 2004 due to lower distribution revenue at both Northern Electric and Yorkshire Electricity, partially offset by the impact of the exchange rate between U.S. Dollars and Pounds Sterling. During the three months ended March 31, 2004, Northern Electric recognized above normal distribution revenue of $9.4 million related to additional units distributed during the regulatory year ended March 31, 2004. Additionally, distribution revenue decreased in 2005 due to actual billings being lower than the allowed income at each distribution company, resulting in an under recovered position at March 31, 2005. This position is expected to reverse over the next twelve months, as the tariffs charged to customers were adjusted beginning April 1, 2005.

•
MidAmerican Energy’s operating income for the three months ended March 31, 2005, decreased $11.7 million, or 10.5%, to $99.4 million from $111.1 million for the same period in 2004.  Regulated electric revenue decreased $50.6 million, or 13.9%, to $312.6 million from $363.2 million for the same period in 2004.  This decrease is primarily due to a 43.7% decrease in wholesale sales volumes resulting in lower wholesale operating revenue of  $43.0 million and lower wholesale margins of $19.2 million.  The timing of planned generation outages, mainly for the Louisa Generation Station, and the loss of generating capacity at the Ottumwa Generating Station Unit No.1 (“OGS Unit No. 1”), which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities and required MidAmerican Energy to generate or purchase more costly replacement power.  OGS Unit No. 1 returned to service on May 3, 2005.  Additionally, a change in the mix of higher priced on-peak and lower priced off-peak sales caused a decrease in the average electric wholesale price per megawatt-hour, reducing regulated electric revenue by $10.1 million.  Total regulated electric cost of sales decreased $25.4 million due mainly to the decrease in wholesale sales volumes and lower charges for electric capacity, partially offset by an increase in the average wholesale cost per megawatt-hour.

The regulatory expense related to the Iowa revenue sharing arrangement decreased by $20.5 million. Amounts under the arrangement are determined based upon Iowa electric returns on equity which were unfavorably impacted by the lower wholesale revenue. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statements of operations.

•
In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

•	Other income increased mainly due to $9.9 million of gains recorded on the sale of interests in two non-strategic, passive investments.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Consolidated Overview

MEHC’s income from continuing operations for the three months ended March 31, 2005 decreased $10.6 million, or 6.6%, to $150.7 million compared with $161.3 million for the same period in 2004. The decrease is mainly due to lower operating income at CE Electric UK and MidAmerican Energy and higher consolidated interest expense, partially offset by gains from the sale of interests in two non-strategic, passive investments and lower consolidated income tax expense.

The income from discontinued operations, net of income tax, of $1.7 million for the three months ended March 31, 2005, reflects the proceeds received from the sale of assets, partially offset by the disposal costs incurred, in connection with the September 2004 decision to cease the operations of a zinc recovery plant, which had been constructed near certain geothermal energy generation facilities (“the Zinc Recovery Project”). The $14.2 million loss from discontinued operations, net of income tax, for the three months ended March 31, 2004, reflects the operating loss incurred at the Zinc Recovery Project during the period.

Operating revenue for the three months ended March 31, 2005, increased $41.6 million, or 2.4%, to $1,804.2 million from $1,762.6 million for the same period in 2004. The increase is mainly due to higher operating revenue at HomeServices and MidAmerican Energy of $47.6 million and $15.4 million, respectively, partially offset by lower operating revenue at CE Electric UK of $23.4 million.

Cost of sales for the three months ended March 31, 2005, increased $63.6 million, or 8.5%, to $812.2 million from $748.6 million for the same period in 2004. The increase is mainly due to higher cost of sales at MidAmerican Energy and HomeServices of $42.3 million and $35.1 million, respectively.

Operating expenses for the three months ended March 31, 2005, increased $31.7 million, or 8.4%, to $407.3 million from $375.6 million for the same period in 2004. The increase is mainly due to higher operating expenses at Northern Natural Gas, HomeServices and MidAmerican Energy of $13.4 million, $11.6 million and $3.9 million, respectively.

Depreciation and amortization for the three months ended March 31, 2005, decreased $10.2 million to $159.6 million from $169.8 million for the same period in 2004. The decrease is primarily due to lower depreciation and amortization at MidAmerican Energy of $19.1 million, partially offset by higher depreciation and amortization at Kern River and CE Electric UK of $4.2 million and $3.4 million, respectively.

Interest expense for the three months ended March 31, 2005, increased $5.8 million to $231.6 million from $225.8 million for the same period in 2004. The increase is mainly due to the $10.2 million charge to exercise the call option on the £155.0 million Variable Rate Reset Trust Securities at CE Electric UK and additional interest expense on MEHC’s 5.00%, $250.0 million senior notes issued in February 2004 and MidAmerican Energy’s 4.65%, $350.0 million notes issued in October 2004. These increases were partially offset by lower interest expense resulting from maturities of and principal repayments on parent company subordinated debt and subsidiary and project debt.

Other income for the three months ended March 31, 2005, increased $12.6 million to $21.0 million from $8.4 million for the same period in 2004. The increase is primarily due to gains from the sale of interests in two non-strategic, passive investments of $9.9 million and an increase in the allowance for equity funds used during construction.

Income tax expense for the three months ended March 31, 2005, decreased $24.4 million to $74.0 million from $98.4 million for the same period in 2004. The effective tax rate decreased from 38.0% in 2004 to 33.2% in 2005. The lower effective rate is mainly due to the effects of production tax credits associated with the wind project on MidAmerican Energy’s effective rate, lower income taxes on foreign earnings and the favorable resolution of certain income tax positions.

Segment Operations

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies. The differences between the segment amounts and the consolidated amounts described as “Corporate/other” relate principally to the corporate functions including administrative costs, intersegment eliminations and fair value adjustments relating to acquisitions. Additionally, the activity of the Company’s Mineral Assets, which was previously reported in the CalEnergy Generation-Domestic reportable segment, is presented as discontinued operations within the consolidated financial statements included in Item 1. “Financial Statements” of this Form 10-Q. Operating revenue and operating income for each of the Company’s reportable segments is shown below and detailed discussions follow (in millions):

	Three Months
	Ended March 31,
	2005	2004
Operating revenue:
MidAmerican Energy	$856.3	$840.9
Kern River	78.6	75.6
Northern Natural Gas	201.2	208.4
CE Electric UK	239.2	262.6
CalEnergy Generation-Foreign	72.2	69.6
CalEnergy Generation-Domestic	7.9	11.2
HomeServices	362.3	314.7
Total reportable segments	1,817.7	1,783.0
Corporate/other	(13.5)	(20.4)
Total operating revenue	$1,804.2	$1,762.6

Operating income:
MidAmerican Energy	$99.4	$111.1
Kern River	49.0	50.1
Northern Natural Gas	111.7	116.2
CE Electric UK	125.7	152.4
CalEnergy Generation-Foreign	43.9	41.6
CalEnergy Generation-Domestic	4.4	4.7
HomeServices	8.1	7.8
Total reportable segments	442.2	483.9
Corporate/other	(17.1)	(15.3)
Total operating income	$425.1	$468.6

MidAmerican Energy

MidAmerican Energy’s operating income for the three months ended March 31, 2005, decreased $11.7 million, or 10.5%, to $99.4 million from $111.1 million for the same period in 2004 as follows (in millions):

	Three Months
	Ended March 31,
	2005	2004
Operating revenue:
Regulated electric	$312.6	$363.2
Regulated gas	467.5	393.5
Non-regulated	76.2	84.2
Total operating revenue	856.3	840.9
Cost of sales:
Regulated electric	88.8	114.2
Regulated gas	387.0	310.8
Non-regulated	66.6	75.1
Total cost of sales	542.4	500.1
Margin:
Regulated electric	223.8	249.0
Regulated gas	80.5	82.7
Non-regulated	9.6	9.1
Total margin	313.9	340.8
Operating expense	150.7	146.8
Depreciation expense	63.8	82.9
Operating income	$99.4	$111.1

Regulated electric revenue decreased $50.6 million, or 13.9%, to $312.6 million from $363.2 million for the same period in 2004. This decrease is primarily due to a 43.7% decrease in wholesale sales volumes resulting in lower wholesale operating revenue of $43.0 million and lower wholesale margins of $19.2 million. The timing of planned generation outages, mainly for the Louisa Generation Station, and the loss of generating capacity at the OGS Unit No. 1, which experienced a failure of its step-up transformer on February 20, 2005, resulted in lost wholesale sales opportunities and required MidAmerican Energy to generate or purchase more costly replacement power. OGS Unit No. 1 returned to service on May 3, 2005. Additionally, a change in the mix of higher priced on-peak and lower priced off-peak sales caused a decrease in the average electric wholesale price per megawatt-hour, reducing regulated electric revenue by $10.1 million. Total regulated electric cost of sales decreased $25.4 million due mainly to the decrease in wholesale sales volumes and lower charges for electric capacity, partially offset by an increase in the average wholesale cost per megawatt-hour.

Regulated natural gas revenues, which include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers, increased $74.0 million, or 18.8%, to $467.5 million from $393.5 million. This increase is mainly due to a 22.1% increase in the average per-unit price of natural gas resulting in $68.6 million of additional retail operating revenue, a 26.1% increase in wholesale volumes that contributed $22.1 million to the increase, and higher wholesale natural gas prices which accounted for $9.4 million of the increase. These increases were partially offset by a reduction of regulated natural gas revenues of $25.3 million from lower retail volumes. Total regulated natural gas cost of sales increased $76.2 million due to the same factors affecting operating revenue.

Non-regulated revenues decreased $8.0 million, or 9.5%, to $76.2 million from $84.2 million. This decrease is primarily due to a 34.9% decrease in retail gas volumes. The resulting $24.6 million decrease in non-regulated natural gas revenues is due in large part to the non-renewal of sales contracts in Illinois. This decrease was partially offset by higher natural gas retail prices and electric retail prices which resulted in increased non-regulated revenues of $10.3 million and $6.8 million, respectively. Total non-regulated cost of sales decreased $8.5 million due to the same factors affecting operating revenue.

Operating expenses increased $3.9 million, mainly due to higher fossil fuel generating and distribution maintenance. Depreciation and amortization decreased $19.1 million due to a decrease in regulatory expense related to a revenue sharing arrangement in Iowa due to lower Iowa electric returns on equity.

Northern Natural Gas

Northern Natural Gas’ operating income for the three months ended March 31, 2005, decreased $4.5 million, or 3.9%, to $111.7 million from $116.2 million for the same period in 2004. This decrease was primarily a result of the system levelized account settlement approved by the FERC in February 2005. As part of the settlement, adjustments were made to increase operating revenue by $13.3 million and regulatory amortization, which is included in operating expenses in the accompanying consolidated statements of operations, by $16.3 million to reflect the impact of the settlement from November 2003.

CE Electric UK

CE Electric UK’s operating income for the three months ended March 31, 2005, decreased $26.7 million, or 17.5%, to $125.7 million from $152.4 million for the same period in 2004. Operating revenue decreased $23.4 million, or 8.9%, to $239.2 million from $262.6 million for the same period in 2004 due to lower distribution revenue at both Northern Electric and Yorkshire Electricity, partially offset by the impact of the exchange rate between U.S. Dollars and Pounds Sterling. During the three months ended March 31, 2004, Northern Electric recognized above normal distribution revenue of $9.4 million related to additional units distributed during the regulatory year ended March 31, 2004. Additionally, distribution revenue decreased in 2005 due to actual billings being lower than the allowed income at each distribution company, resulting in an under recovered position at March 31, 2005. This position is expected to reverse over the next twelve months, as the tariffs charged to customers were adjusted beginning April 1, 2005.

CalEnergy Generation-Foreign

CalEnergy Generation-Foreign’s operating income for the three months ended March 31, 2005, increased $2.3 million, or 5.5%, to $43.9 million from $41.6 million for the same period in 2004. Operating revenue increased $2.6 million, or 3.7%, to $72.2 million from $69.6 million for the same period in 2004, mainly due to modest revenue increases at all four facilities.

CalEnergy Generation-Domestic

CalEnergy Generation-Domestic’s operating income for the three months ended March 31, 2005, decreased $0.3 million, or 6.4%, to $4.4 million from $4.7 million for the same period in 2004. Operating revenue decreased $3.3 million, or 29.5%, to $7.9 million from $11.2 million for the same period in 2004 due to the expiration of the Cordova project’s capacity contract with MidAmerican Energy. Operating expenses decreased $2.9 million due to the performance of major maintenance at the Cordova project in 2004.

HomeServices

HomeServices’ operating income for the three months ended March 31, 2005, increased $0.3 million, or 3.8%, to $8.1 million from $7.8 million for the same period in 2004. Operating revenue consisting mainly of commission revenue from real estate brokerage transactions increased $47.6 million, or 15.1%, to $362.3 million from $314.7 million for the same period in 2004. The increase is due to growth from existing businesses totaling $29.0 million reflecting higher average sales prices and acquisitions not included in the comparable 2004 period totaling $18.6 million.

Cost of sales, consisting primarily of commissions on real estate brokered transactions, increased $35.1 million, mainly due to higher commission expense on incremental sales at existing business units and acquisitions not included in the comparable 2004 period. Operating expenses, consisting mainly of compensation, marketing and other administrative costs, increased $11.6 million, mainly due to acquisitions not included in the comparable 2004 period and higher marketing and occupancy expenses at other business units.

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

Consolidated cash and cash equivalents were $598.9 million at March 31, 2005, compared to $837.4 million at December 31, 2004. Each of MEHC’s direct or indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC will be available to satisfy the obligations of MEHC or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and in deferred charges and other assets, restricted cash and investments of $159.7 million and $164.5 million at March 31, 2005 and December 31, 2004, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations, customer deposits held in escrow, custody deposits and unpaid dividends declared obligations.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $388.7 million for the three-month period ended March 31, 2005, compared with $488.0 million for the same period in 2004. The decrease was mainly due to the receipt of a $79.0 million federal tax refund, in 2004, related to additional tax depreciation. Also contributing to the net decrease in cash flows from operations was lower income from continuing operations, the timing of property tax payments and changes in other working capital.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three-month periods ended March 31, 2005 and 2004 were $196.8 million and $138.4 million, respectively, and increased primarily due to the collection of the $97.0 million Republic of the Philippines (“ROP”) Note in 2004.

Capital Expenditures, Construction and Other Development Costs

The following table summarizes the capital expenditures, construction and other development costs by reportable segment (in millions):

	Three Months
	Ended March 31,
	2005	2004
Capital expenditures:
MidAmerican Energy	$142.9	$112.4
Northern Natural Gas	10.4	16.5
CE Electric UK	73.5	68.6
Other reportable segments	1.5	7.2
Total reportable segments	228.3	204.7
Corporate/other	-	0.9
Total capital expenditures	$228.3	$205.6

Forecasted capital expenditures, construction and other development costs for fiscal 2005 are approximately $1.3 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures, were $164.9 million for the three months ended March 31, 2005. Construction and other development costs were $63.4 million for the three months ended March 31, 2005. These costs consist mainly of expenditures for large scale generation projects as follows:

MidAmerican Energy

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing the Council Bluffs Energy Center Unit No. 4 project (“CBEC Unit 4”), a 790-MW (expected accreditation) super-critical-temperature, coal-fired facility and a 360-MW (nameplate rating) wind power project in Iowa. The projects will provide service to regulated retail electricity customers.

MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $439.3 million has been invested through March 31, 2005.

MidAmerican Energy will operate CBEC Unit 4 and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's ownership interest is 60.67%, equating to 479 MW of output. MidAmerican Energy expects its share of the estimated cost of the project, including transmission facilities, to be approximately $737 million, excluding allowance for funds used during construction. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. On February 12, 2003, MidAmerican Energy executed a contract with Mitsui & Co. Energy Development, Inc. for engineering, procurement and construction of the plant. On September 9, 2003, MidAmerican Energy began construction of the plant, which it expects to be completed in the summer of 2007. On December 29, 2004, MidAmerican Energy received an order from the Iowa Utilities Board (“IUB”) approving construction of the associated transmission facilities and is proceeding with construction.

The wind power project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 360 MW (nameplate rating), including an expected 50-MW expansion of the original project. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for these wind power facilities is approximately 61 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $386 million, excluding allowance for funds used during construction. As of December 31, 2004, wind turbines totaling 160.5 MW at one of the sites were completed and in service. The remaining turbines are expected to be completed in 2005. On January 31, 2005, the IUB approved ratemaking principles related to the expansion of the wind power project.

ROP Note and Receipt of Cash

On January 14, 2004, CE Casecnan exercised its right to put the ROP Note to the ROP and, in accordance with the terms of the put option, CE Casecnan received $99.2 million (representing $97.0 million par value plus accrued interest) from the ROP on January 21, 2004.

Cash Flows from Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2005 were $424.7 million and consisted primarily of repayments of subsidiary and project debt. Cash flows used in financing activities for the three months ended March 31, 2004 were $65.6 million. During 2004, the Company used cash for financing activities, totaling $325.9 million, mainly for repayments of subsidiary obligations, including $136.4 million of cash flows from discontinued operations, and an increase in restricted cash and investments, primarily at CE Casecnan related to obligations for debt service and unpaid dividends declared. The Company generated cash from financing activities in 2004, totaling $260.3 million, primarily from the issuance of parent company senior debt.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, other than the items as follows.

In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

On February 15, 2004, MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, matured. MidAmerican Energy expects to issue long-term debt in 2005 to support construction of its electric generation projects and for general corporate purposes.

On April 14, 2005, Northern Natural Gas issued $100.0 million of 5.125% senior notes due May 1, 2015. The proceeds were used by Northern Natural Gas to repay its outstanding $100.0 million 6.875% senior notes due May 1, 2005.

On April 4, 2005, CE Electric UK and certain of its subsidiaries entered into a five year, £100.0 million committed revolving credit facility agreement.

On May 5, 2005, Northern Electric Finance plc, an indirect wholly-owned subsidiary of CE Electric UK, issued £150.0 million of 5.125% bonds due 2035, guaranteed by Northern Electric and guaranteed as to scheduled payments of principal and interest by Ambac Assurance UK Limited (“Ambac”). Additionally, on May 5, 2005, Yorkshire Electricity, a wholly-owned subsidiary of CE Electric UK, issued £200.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac. The proceeds from the offerings will be used for general corporate purposes, invested and used to repay debt as it comes due. Investments will include a £100.0 million fixed rate guaranteed investment contract maturing December 2007 and a £200.0 million fixed rate guaranteed investment contract maturing February 2008. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its 7.25% bonds due 2022.

Credit Ratings Risks

Debt and preferred securities of the Company may be rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of the rated company’s ability to, in general, meet the obligations of its debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the energy trading agreements discussed below, the Company does not have any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of March 31, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $123 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has in effect certain currency rate swap agreements for its Yankee Bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $281.1 million of the 6.496% Yankee Bonds outstanding at March 31, 2005, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements at March 31, 2005 was $95.9 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of March 31, 2005, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $44.7 million.

Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the three months ended March 31, 2005:

Kern River

On April 30, 2004, Kern River filed a general rate case with the Federal Energy Regulatory Commission (“FERC”) pursuant to the requirements of its prior rate case settlement. Under the procedural schedule adopted, unless the rate case is settled earlier, a hearing will be held on the issues in August 2005 followed by an administrative law judge decision that is scheduled for release in December 2005.

Northern Natural Gas

On March 25, 2005, as modified on April 22, 2005, Northern Natural Gas filed a stipulation and agreement with the FERC (the “Settlement”). The Settlement represents the agreement Northern Natural Gas reached with its customers to settle the base tariff rates in the consolidated cases. The Settlement provides for, among other things, rates designed to generate revenues on an annual basis above the base rates which were in effect as of October 31, 2003, as follows: $48 million for the period November 1, 2003 through October 31, 2004, $53 million for the period November 1, 2004 through October 31, 2005, $58 million for the period November 1, 2005 through October 31, 2006, and $62 million beginning November 1, 2006. The FERC administrative law judge must certify the Settlement to the FERC for approval. Within 60 days of a final order from the FERC approving the proposed Settlement, Northern Natural Gas will be required to make refunds with interest to its customers generally reflecting the difference between the rate increases implemented on November 1, 2003 and November 1, 2004 and the revenue generated using the settlement rates. A final order is expected in the third quarter of 2005.

Environmental Matters

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

The EPA has in recent years implemented more stringent national ambient air quality standards for ozone and new standards for fine particulate matter. These standards set the minimum level of air quality that must be met throughout the United States. Areas that achieve the standards, as determined by ambient monitoring, are characterized as being in attainment of the standard. Areas that fail to meet the standard are designated as being nonattainment areas. Generally, once an area has been designated as a nonattainment area, sources of emissions in the area that contribute to the failure to achieve the ambient air quality standards are required to make emissions reductions. The EPA has concluded that the entire state of Iowa is in attainment of the ozone standards and the fine particulate matter standards.

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through a market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009 and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact MidAmerican Energy’s coal-burning generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

On March 15, 2005, the EPA released the final Clean Air Mercury Rule (“CAMR”). The CAMR utilizes a market-based cap and trade mechanism to reduce mercury emissions from coal-burning power plants from the current nationwide level of 48 tons to 15 tons at full implementation. The CAMR’s two-phase reduction program requires initial reductions of mercury emission in 2010 and an overall reduction in mercury emissions from coal-burning power plants of 70% by 2018. The CAMR will impact MidAmerican Energy’s coal-burning generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Office of Consumer Advocate (“OCA”). That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. Based on a review of the final CAIR and CAMR, MidAmerican Energy does not expect the qualified expenditures to exceed $325 million through January 1, 2011.

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

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. However, on August 27, 2003, the EPA announced changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. The EPA concluded equipment that is repaired, maintained or replaced with an expenditure not greater than 20 percent of the value of the source will not trigger the NSR provisions of the Clean Air Act. A number of states and local air districts challenged the EPA’s clarifications of the NSR rule, and a panel of the United States Circuit Court of Appeals for the District of Columbia issued an order on December 24, 2003, staying the EPA’s implementation of its clarifications of the equipment replacement rule. On July 1, 2004, the EPA published a notice of stay of the final equipment replacement rule in the Federal Register, consistent with the judicial stay. Additionally, on the same date, the EPA published a Notice of Reconsideration and Request for Comment on the equipment replacement rule in response to the Petitioners’ legal challenges. Until such time as the EPA takes final action on the equipment replacement rule, the previous rules without the clarified exemption remain in effect.

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. The McCain-Lieberman bill, known as the Climate Stewardship Act, which was defeated by Congress in 2004, was reintroduced in Congress on February 10, 2005. The Climate Stewardship Act would require a reduction of greenhouse gas emissions in certain economic sectors to 2000 levels by 2010 through the utilization of emission allowances. On February 15, 2005, Senator Chuck Hagen proposed a comprehensive approach to dealing with the issue of climate change through the introduction of three bills that address technology deployment in the United States by providing loans, investment protection and power production incentives for United States businesses investing in advanced climate technology, technology deployment in developing countries, and research and development tax incentives.

Litigation is pending before the United States Circuit Court of Appeals for the District of Columbia to determine whether the Clean Air Act requires federal regulation of carbon dioxide emissions. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s facilities and, therefore, its results of operations.

CalEnergy Generation-Foreign - Proposed Value-Added Tax Legislation

The Philippine House and Senate each has passed a bill which reimposes value-added tax on electricity, but prohibits certain electricity generators from passing on the value-added tax to their customers. The House and Senate bills are being reconciled in a Philippine congressional bicameral conference committee. If signed into law, a final bill prohibiting MEHC’s subsidiaries that own (i) the Upper Mahiao, Malitbog and Mahanagdong Projects (collectively the “Leyte Projects”) from invoicing the Philippine National Oil Company-Energy Development Corporation (“PNOC-EDC”), and (ii) the Casecnan Project from invoicing the Republic of the Philippines National Irrigation Administration (“NIA”) for, and getting paid, value-added tax may trigger the change in law provisions of the Leyte Projects' energy conversion agreements and the Casecnan Project's project agreement. The Leyte Projects' energy conversion agreements and the Casecnan Project's project agreement change in law provisions require PNOC-EDC and NIA, respectively, to negotiate amendments to those agreements which would keep MEHC’s subsidiaries that own the Leyte Projects and the Casecnan Project whole for the adverse impact of such a change in law. The Company believes that a failure by PNOC-EDC and NIA to agree to such amendments would entitle the Company to demand that the Philippine government purchase its interests in the Leyte Projects and the Casecnan Project, each at a price equal to the net present value of the energy (and, in the case of the Casecnan Project, water) fee payments over the remaining terms of the Leyte Projects' energy conversion agreements and Casecnan Project's project agreement. PNOC-EDC, NIA and the Philippine government may challenge any efforts by the Company to demand that its interests be so purchased. The Company is closely monitoring developments in this regard in the Philippines, and intends to vigorously defend its rights should a final bill containing a no pass through provision be signed into law.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets, contingent liabilities and the accounting for revenue. Actual results could differ from these estimates.

For additional discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s critical accounting policies have not changed materially since December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting MEHC, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of MEHC’s Annual Report on Form 10-K for the year ended December 31, 2004. MEHC’s exposure to market risk has not changed materially since December 31, 2004.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 9, “Commitments and Contingencies” to the Interim Financial Statements and Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. None of the proceedings that were disclosed in Item 3 of the Form 10-K were terminated or had material developments during the three-month period ended March 31, 2005.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

/s/ Patrick J. Goodman
Date: May 6, 2005	Patrick J. Goodman Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Trust Deed made on 5 May 2005 between Northern Electric Finance plc, Northern Electric Distribution Limited, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited.

99.2	Reimbursement and Indemnity Agreement dated 5 May 2005 between Northern Electric Finance plc, Northern Electric Distribution Limited and Ambac Assurance UK Limited.

99.3	Trust Deed made on 5 May 2005 between Yorkshire Electricity Distribution plc, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited.

99.4	Reimbursement and Indemnity Agreement dated 5 May 2005 between Yorkshire Electricity Distribution plc and Ambac Assurance UK Limited.

99.5	Supplemental Trust Deed made on 5 May 2005 between CE Electric UK Funding Company, Ambac Assurance UK Limited and The Law Debenture Trust Corporation plc.

99.6	Second Supplemental Agreement to Insurance and Indemnity Agreement made on 5 May 2005 between CE Electric UK Funding Company and Ambac Assurance UK Limited.