Form 10-Q
period 2005-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2005-08-10
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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
Yes ☐ No ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2005, 9,081,087 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
August 10, 2005

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$828,188	$837,353
Short-term investments	107,461	123,550
Restricted cash and short-term investments	110,244	129,316
Accounts receivable, net	571,371	695,761
Amounts held in trust	186,406	111,708
Inventories	78,996	125,079
Other current assets	154,404	141,194
Total current assets	2,037,070	2,163,961
Properties, plants and equipment, net	11,629,319	11,607,264
Goodwill	4,222,193	4,306,751
Regulatory assets	434,271	451,830
Other investments	808,777	261,575
Equity investments	219,793	210,430
Deferred charges and other assets	903,766	901,751
Total assets	$20,255,189	$19,903,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320,676	$410,319
Accrued interest	218,372	197,813
Accrued property and other taxes	170,441	166,639
Amounts held in trust	186,406	111,708
Other liabilities	582,548	420,452
Short-term debt	11,295	9,090
Current portion of long-term debt	760,685	1,145,598
Current portion of parent company subordinated debt	188,543	188,543
Total current liabilities	2,438,966	2,650,162
Other long-term accrued liabilities	2,231,000	2,171,616
Parent company senior debt	2,774,246	2,771,957
Parent company subordinated debt	1,565,410	1,585,810
Subsidiary and project debt	6,703,291	6,304,923
Deferred income taxes	1,302,585	1,281,833
Total liabilities	17,015,498	16,766,301
Deferred income	58,773	62,443
Minority interest	16,113	14,119
Preferred securities of subsidiaries	88,952	89,540

Commitments and contingencies (Note 13)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized 50,000 shares,
no par value, 41,263 shares issued and outstanding	-	-
Common stock - authorized 60,000 shares, no par value, 9,081 shares
issued and outstanding	-	-
Additional paid-in capital	1,950,663	1,950,663
Retained earnings	1,408,920	1,156,843
Accumulated other comprehensive loss, net	(283,730)	(136,347)
Total stockholders' equity	3,075,853	2,971,159
Total liabilities and stockholders' equity	$20,255,189	$19,903,562

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(Unaudited)

Operating revenue	$1,604,359	$1,562,187	$3,408,592	$3,324,769

Costs and expenses:
Cost of sales	734,222	680,130	1,546,374	1,428,762
Operating expense	416,572	427,237	823,915	802,800
Depreciation and amortization	137,362	161,509	296,980	331,296
Total costs and expenses	1,288,156	1,268,876	2,667,269	2,562,858

Operating income	316,203	293,311	741,323	761,911

Other income (expense):
Interest expense	(224,067)	(227,012)	(455,662)	(452,804)
Capitalized interest	4,563	5,294	8,178	8,902
Interest and dividend income	15,015	7,294	23,429	14,462
Other income	37,720	22,930	58,703	31,297
Other expense	(2,847)	(1,685)	(6,733)	(4,645)
Total other income (expense)	(169,616)	(193,179)	(372,085)	(402,788)
Income from continuing operations before
income tax expense, minority interest and
preferred dividends of subsidiaries and
equity income	146,587	100,132	369,238	359,123
Income tax expense	57,640	39,930	131,591	138,287
Minority interest and preferred dividends of
subsidiaries	3,816	3,275	6,667	6,028
Income from continuing operations before
equity income	85,131	56,927	230,980	214,808
Equity income	13,226	5,823	18,117	9,291
Income from continuing operations	98,357	62,750	249,097	224,099
Income (loss) from discontinued operations, net
of income tax (Note 5)	1,306	(5,294)	2,980	(19,453)
Net income available to common and preferred
stockholders	$99,663	$57,456	$252,077	$204,646

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$249,097	$224,099
Adjustments to reconcile income from continuing operations
to cash flows from continuing operations:
Distributions less income on equity investments	(8,921)	243
(Gain) loss on other items	(36,430)	17,570
Depreciation and amortization	296,980	331,296
Amortization of regulatory assets and liabilities	24,809	(896)
Amortization of deferred financing costs	11,762	10,320
Provision for deferred income taxes	107,571	107,342
Other	28,198	36,916
Changes in other items:
Accounts receivable and other current assets	157,490	93,268
Accounts payable and other accrued liabilities	35,762	112,696
Deferred income	(3,329)	(1,851)
Net cash flows from continuing operations	862,989	931,003
Net cash flows from discontinued operations	(1,910)	(39,182)
Net cash flows from operating activities	861,079	891,821
Cash flows from investing activities:
Capital expenditures relating to operating projects	(338,378)	(334,878)
Construction and other development costs	(170,362)	(125,367)
Purchases of available-for-sale securities	(1,687,927)	(940,203)
Proceeds from sale of available-for-sale securities	1,703,436	885,844
Purchase of other investments	(556,590)	-
Acquisitions, net of cash acquired	(1,042)	(18,909)
Proceeds from sale of assets	55,957	3,192
Proceeds from note receivable	-	97,000
(Increase) decrease in restricted cash and investments	20,756	(22,966)
Other	(4,187)	27,255
Net cash flows from continuing operations	(978,337)	(429,032)
Net cash flows from discontinued operations	5,436	226
Net cash flows from investing activities	(972,901)	(428,806)
Cash flows from financing activities:
Proceeds from subsidiary and project debt	752,111	17,939
Proceeds from parent company senior debt	-	249,765
Repayments of subsidiary and project debt	(606,544)	(149,780)
Repayments of parent company subordinated debt	(21,533)	-
Proceeds from (repayment of) subsidiary short-term debt, net	1,440	(33,213)
Purchase and retirement of common stock	-	(20,000)
Other	(7,612)	(16,616)
Net cash flows from continuing operations	117,862	48,095
Net cash flows from discontinued operations	-	(137,048)
Net cash flows from financing activities	117,862	(88,953)
Effect of exchange rate changes	(15,205)	2,441
Net change in cash and cash equivalents	(9,165)	376,503
Cash and cash equivalents at beginning of period	837,353	587,689
Cash and cash equivalents at end of period	$828,188	$964,192
Supplemental Disclosure:
Interest paid, net of interest capitalized	$423,103	$414,217
Income taxes refunded	$(10,903)	$(46,088)

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

In the opinion of the management of MidAmerican Energy Holdings Company and subsidiaries (“MEHC” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of MEHC and its wholly-owned subsidiaries except for certain trusts formed to hold trust preferred securities. Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, these trusts, by design, are considered variable interest entities, with no variable interest holder being considered the primary beneficiary, thus requiring the reporting entity to deconsolidate the trust. Subsidiaries which are less than 100% owned but greater than 50% owned are consolidated with a minority interest. Subsidiaries that are 50% owned or less, but where the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments where the Company’s ability to influence is limited are accounted for under the cost method of accounting.

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

Certain amounts in the prior period consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of activity as discontinued operations (see Note 5), the reclassification of changes in restricted cash and investments and the reclassification of auction rate securities. Such reclassifications did not impact previously reported net income or retained earnings.

The accompanying consolidated statement of cash flows for the six months ended June 30, 2004, reflects a reclassification of changes in restricted cash and investments from a financing activity to an investing activity. This reclassification resulted in a $23.0 million increase in cash used in investing activities and a corresponding decrease in cash used in financing activities.

The accompanying consolidated balance sheet as of December 31, 2004, reflects a reclassification of instruments used in the Company’s cash management program from cash and cash equivalents to short-term investments of $123.6 million. This reclassification is to present certain auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. Additionally, in the accompanying consolidated statements of cash flows, cash and cash equivalents were reduced by $123.6 million, $114.4 million and $72.5 million at December 31, 2004, June 30, 2004 and December 31, 2003, respectively, to reflect the reclassification of these instruments from cash and cash equivalents to short-term investments.

2.	Stockholders’ Equity

On March 14, 2000, MEHC and an investor group comprising Berkshire Hathaway Inc. (“Berkshire Hathaway”), Walter Scott, Jr., a director of MEHC, David L. Sokol, Chairman and Chief Executive Officer of MEHC, and Gregory E. Abel, President and Chief Operating Officer of MEHC, closed on a definitive agreement and plan of merger whereby the investor group, together with certain of Mr. Scott’s family members and family trusts and corporations, acquired all of the outstanding common stock of MEHC. As of June 30, 2005 and December 31, 2004, Walter Scott, Jr. (together with certain of his family members and family trusts and corporations), Berkshire Hathaway, David L. Sokol and Gregory E. Abel own, 88.1%, 9.9%, 1.4% and 0.6%, respectively, of MEHC’s voting common stock and hold diluted ownership interests of 15.3%, 80.5%, 2.9% and 1.3%, respectively.

The Energy Policy Act of 2005 includes the repeal of the Public Utility Holding Company Act of 1935 (“PUHCA”), which is expected to be effective in the first quarter of 2006. Berkshire Hathaway is expected to convert its convertible preferred stock investment to common stock upon the effective date of the repeal of PUHCA and after all regulatory approvals are obtained, including approval from the states of Iowa and Illinois. Upon conversion, Berkshire Hathaway will own approximately 83.8% of the voting common stock interest.

3.	New Accounting Pronouncements

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

4.	PacifiCorp Acquisition

In May 2005, MEHC reached a definitive agreement with Scottish Power plc (“ScottishPower”) and PacifiCorp Holdings, Inc. to acquire 100% of the common stock of ScottishPower’s wholly-owned indirect subsidiary, PacifiCorp, a regulated electric utility providing service to approximately 1.6 million customers in California, Idaho, Oregon, Utah, Washington and Wyoming. MEHC will purchase all of the outstanding shares of the PacifiCorp common stock for approximately $5.1 billion in cash. The long-term debt and preferred stock of PacifiCorp will remain outstanding. The transaction is expected to be completed after all regulatory approvals are obtained, which is expected in March 2006.

MEHC expects to fund the acquisition with proceeds from an investment by Berkshire Hathaway of approximately $3.4 billion in zero coupon non-voting convertible preferred stock or common stock and the issuance by MEHC to third parties of approximately $1.7 billion of long-term senior notes, preferred stock, or other securities with equity characteristics. However, the transaction is not conditioned on such third party financing and if funds were not available from third parties, Berkshire Hathaway is expected to provide any required funding.

The acquisition is subject to customary conditions, including the approval of the transaction by the shareholders of ScottishPower and the receipt of required state and federal approvals. ScottishPower’s shareholders approved the transaction on July 22, 2005. Applications for approval of the acquisition or waiver of approval were filed with the relevant regulatory authorities of California, Idaho, Oregon, Utah, Washington and Wyoming on July 15, 2005, with the Nuclear Regulatory Commission on June 30, 2005, with the Federal Energy Regulatory Commission (“FERC”) on July 22, 2005, and with the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Act on July 22, 2005.

5.	Discontinued Operations - Zinc Recovery Project and Mineral Assets

On September 10, 2004, management made the decision to cease operations of a zinc recovery plant constructed near certain geothermal energy generation facilities (the “Zinc Recovery Project”). Based on this decision, the Zinc Recovery Project, rights to quantities of extractable minerals, and allocated goodwill (collectively, the “Mineral Assets”) were written off in the third quarter of fiscal 2004. The activity related to the Mineral Assets is classified separately as discontinued operations in the accompanying consolidated statements of operations and includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Operating revenue	$-	$1,186	$-	$1,907

Losses from discontinued operations	$-	$(8,927)	$-	$(32,855)
Proceeds from disposal activities, net	2,196	-	5,031	-
Income tax (expense) benefit	(890)	3,633	(2,051)	13,402
Income (loss) from discontinued operations,
net of tax	$1,306	$(5,294)	$2,980	$(19,453)

Implementation of a decommissioning plan began in September 2004 and has continued into 2005. Proceeds from the sale of the Zinc Recovery Project’s assets have exceeded the cost of disposal activities during the three and six months ended June 30, 2005. Salvage proceeds are recognized in the period earned. Costs are recognized in the period in which the related liability is incurred. Future cash expenditures relating to the completion of the decommissioning plan are not expected to be material.

6.	Properties, Plants and Equipment, Net

Properties, plants and equipment, net consist of the following (in thousands):
	Depreciation	June 30,	December 31,
	Life	2005	2004

Utility generation and distribution system	10-50 years	$10,046,778	$10,149,818
Interstate pipelines’ assets	3-80 years	3,594,350	3,566,578
Independent power plants	10-30 years	1,384,116	1,384,660
Mineral and gas reserves and exploration assets	5-30 years	112,560	101,472
Utility non-operational assets	3-30 years	455,866	465,297
Other assets	3-10 years	173,415	167,150
Total operating assets		15,767,085	15,834,975
Accumulated depreciation and amortization		(4,963,632)	(4,800,372)
Net operating assets		10,803,453	11,034,603
Construction in progress		825,866	572,661
Properties, plants and equipment, net		$11,629,319	$11,607,264

7.	Short-Term Investments

As of June 30, 2005 and December 31, 2004, the Company had $107.5 million and $123.6 million, respectively, of short-term investments consisting primarily of auction rate securities. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value.

8.	Other Investments

Other investments are classified as non-current in the accompanying consolidated balance sheets as management does not intend to use them in current operations. Gross unrealized gains and losses of other investments are not material at June 30, 2005 or December 31, 2004. Other investments consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Guaranteed investment contracts	$537,450	$-
Nuclear decommissioning trust fund	218,070	207,464
CE Generation, LLC (“CE Generation”) and Salton Sea Funding Corporation bonds	23,637	27,641
Other	29,620	26,470
Total other investments	$808,777	$261,575

In May 2005, certain indirect wholly-owned subsidiaries of CE Electric UK purchased £300.0 million of fixed rate guaranteed investment contracts with the proceeds of the issuance of £350.0 million of 5.125% bonds due in 2035. These guaranteed investment contracts mature in December 2007 and February 2008, respectively, the proceeds of which will be used to repay certain long-term debt of subsidiaries of CE Electric UK. The guaranteed investment contracts are reported at cost.

MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. An amount equal to the net unrealized gains and losses on those investments is recorded as an adjustment to regulatory assets or regulatory liabilities in the accompanying consolidated balance sheets. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning MidAmerican Energy’s Quad Cities Station.

9.	Equity Investments

Equity investments consist mainly of MEHC’s equity investment in CE Generation and HomeServices’ equity investments in various entities that generally conduct title, mortgage and insurance activities primarily related to the brokerage business. Equity investments and related equity income consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

MEHC’s investment in CE Generation	$196,018	$188,670
HomeServices’ equity investments	21,087	19,047
Other	2,688	2,713
Total equity investments	$219,793	$210,430

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

MEHC’s investment in CE Generation	$6,034	$(1,245)	$8,839	$(94)
HomeServices’ equity investments	7,192	7,068	9,278	9,373
Other	-	-	-	12
Total equity income	$13,226	$5,823	$18,117	$9,291

10.	Other Income

Other income consists of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Gains on sale of non-strategic assets and investments	$28,147	$-	$39,691	$-
Gain on Mirant bankruptcy claim	-	14,750	-	14,750
Allowance for equity funds used during construction	5,962	4,648	10,689	8,205
Corporate-owned life insurance income	1,048	871	1,755	1,772
Other	2,563	2,661	6,568	6,570
Total other income	$37,720	$22,930	$58,703	$31,297

Included in gains on sale of non-strategic assets and investments is a gain at Northern Natural Gas from the sale of a section of pipeline in Oklahoma and Texas that had been idle since April 7, 2000. In the second quarter of 2005, Northern Natural Gas sold this facility and realized a pre-tax gain of $19.8 million. The Company also had sales of non-strategic investments at MidAmerican Energy of $9.9 million in the first quarter of 2005 and CE Electric UK of $8.4 million in the second quarter of 2005.

In July 2003, Mirant Americas Energy Marketing (“Mirant”) filed Chapter 11 bankruptcy. On January 13, 2004, Kern River filed a proof of claim with the bankruptcy court for an aggregate total of $210.2 million, which Kern River believed was secured by the $14.8 million in proceeds received from its letter of credit and held as a cash security deposit. In May 2004, the bankruptcy court issued an order permitting Kern River to apply 100% of the $14.8 million it held in cash collateral to its claim for damages. On October 12, 2004, Mirant raised an objection to Kern River’s claim, asserting, among other things, that Kern River had not included a discount adjustment or mitigation to the claim. On November 11, 2004, Kern River filed an amended proof of claim of $138.8 million, reflecting discounting, mitigation and other adjustments. The amended proof of claim excludes the $14.8 million already received by Kern River. Kern River can not determine at this time if it will collect any portion of the balance of the claim or be able to remarket the rejected capacity.

11.	Debt Issuances, Redemptions and Maturities

In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

On February 15, 2005, MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, matured.

On April 4, 2005, CE Electric UK and certain of its subsidiaries entered into a variable rate, five year, £100.0 million committed revolving credit facility.

On April 14, 2005, Northern Natural Gas issued $100.0 million of 5.125% senior notes due May 1, 2015. The proceeds were used by Northern Natural Gas to repay its outstanding $100.0 million 6.875% senior notes due May 1, 2005.

On May 5, 2005, Northern Electric Finance plc, an indirect wholly-owned subsidiary of CE Electric UK, issued £150.0 million of 5.125% bonds due 2035, guaranteed by Northern Electric and guaranteed as to scheduled payments of principal and interest by Ambac Assurance UK Limited (“Ambac”). Additionally, on May 5, 2005, Yorkshire Electricity, an indirect wholly-owned subsidiary of CE Electric UK, issued £200.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac. The proceeds from the offerings are being used for general corporate purposes and invested. Investments included a £100.0 million 4.75% fixed rate guaranteed investment contract maturing December 2007 and a £200.0 million 4.73% fixed rate guaranteed investment contract maturing February 2008. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its £200.0 million 7.25% bonds due 2022.

12.	Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the six months ended June 30, 2005:

Kern River

On April 30, 2004, Kern River filed a general rate case with the FERC pursuant to the requirements of its prior rate case settlement. Under the procedural schedule adopted, unless the rate case is settled earlier or the schedule modified, a hearing will be held on the issues in August 2005 followed by an administrative law judge decision that is to be released in January 2006.

Northern Natural Gas

On March 25, 2005, as modified on April 22, 2005, Northern Natural Gas filed a stipulation and agreement with the FERC (the “Settlement”). On June 20, 2005, the FERC approved the Settlement without modification. Northern Natural Gas will provide refunds with interest to its customers in the third quarter of 2005 consistent with the terms of the Settlement, generally reflecting the difference between the rate increases implemented on November 1, 2003 and November 1, 2004 and the revenue generated using the Settlement rates. The Settlement represents the agreement Northern Natural Gas reached with its customers to settle the base tariff rates in the consolidated cases. The Settlement provides for, among other things, rates designed to generate revenues on an annual basis above the base rates which were in effect as of October 31, 2003, as follows: $48 million for the period November 1, 2003 through October 31, 2004, $53 million for the period November 1, 2004 through October 31, 2005, $58 million for the period November 1, 2005 through October 31, 2006, and $62 million beginning November 1, 2006.

Northern Natural Gas recognized net benefits to operating income in the second quarter of 2005 totaling $16.3 million, which included, among other things, a $24.0 million reduction in operating revenues, a $28.8 million reduction in depreciation and amortization and a $10.7 million reduction in operating expense.

13.	Commitments and Contingencies

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

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through a market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009 and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact MidAmerican Energy’s generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

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

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation. Both the CAIR and CAMR have been legally challenged in the United States District Court for the District of Columbia. In addition, some challengers have petitioned for a stay of the mercury delisting rule pending the outcome of the underlying challenge to the rule, and the EPA has indicated it will reopen the delisting determination for public comment. Until the court makes a determination regarding the merits of the challenges to the CAIR and CAMR, the full impact of the rules on MidAmerican Energy cannot be determined.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the Iowa Utilities Board (“IUB”) its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Office of Consumer Advocate. That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. Based on a review of the final CAIR and CAMR, MidAmerican Energy does not expect the qualified expenditures to exceed $325 million through January 1, 2011.

Under the New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of a NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002.

    Nuclear Decommissioning

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs. MidAmerican Energy's share of estimated decommissioning costs for Quad Cities Station, as of June 30, 2005, was $158.6 million and is the asset retirement obligation for Quad Cities Station, which is reflected in other long-term accrued liabilities in the accompanying consolidated balance sheet. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station.

CalEnergy Generation-Foreign - Value-Added Tax Legislation

On May 24, 2005, the president of the Republic of the Philippines (“ROP”) signed an amended tax law which was scheduled to come into effect on July 1, 2005. The law raises the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and imposes value-added tax of 10% on, among other goods and services, the generation of electricity and the provision of water delivery services. However, the law provides that electricity generated from renewable sources, including geothermal and hydro-electric power, such as the Upper Mahiao, Malitbog and Mahanagdong projects (collectively, the “Leyte Projects”) and the combined irrigation and hydro-electric power generation project located in the central part of the island of Luzon in the Philippines (the “Casecnan Project”), shall be subject to value-added tax at zero rate. The law (and the Leyte Projects’ energy conversion agreements and the Casecnan Project’s project agreement) also permits MEHC’s subsidiaries that own (i) the Leyte projects to invoice the Philippine National Oil Company-Energy Development Corporation for the generation of electricity and (ii) the Casecnan Project to invoice the ROP National Irrigation Administration for value-added tax on the generation of electricity and water delivery fees. Certain parties in the Philippines have filed a lawsuit with the Philippine Supreme Court, challenging a provision of the law which grants to the president of the ROP the discretion to increase the value-added tax rate from 10% to 12% as being an unconstitutional delegation of authority. The Philippine Supreme Court has suspended the implementation of the law pending hearings on the matter. Neither the suspension of the law, nor the implementation of the law, is expected to have a material adverse effect on the Leyte Projects or the Casecnan Project.

Legal Matters

In addition to the proceeding described below, the Company is currently party to various items of litigation or arbitration in the normal course of business, none of which are reasonably expected by the Company to have a material adverse effect on its financial position, results of operations or cash flows.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan Water and Energy Company, Inc. (“CE Casecnan”) stockholder agreement, which is based upon proforma financial projections of the Casecnan project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and the alleged improper settlement of the Casecnan Project’s arbitration dispute with the Philippine government in October 2003. On January 21, 2004, CE  Casecnan Ltd., LPG and CE Casecnan entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend declarations in 2004 and 2005, totaling to $17.6 million ($1.7 million and $12.8 million, respectively, in the six-month periods ended June 30, 2005 and 2004), was set aside by CE Casecnan in a separate bank account in the name of CE Casecnan and is shown as restricted cash and short-term investments and other current liabilities in the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004, respectively.

On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. The decision results in LPG having a 15% ownership interest in the Casecnan project. MEHC intends to appeal this decision. On July 8, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MEHC filed its opposition to the motion on July 20, 2005, and the matter is scheduled to be heard on October 4, 2005, at which time a schedule for subsequent phases of the lawsuit, addressing LPG’s remaining claims arising out of the Casecnan Project’s settlement of its arbitration dispute with the Philippine government, also is expected to be established. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in CE Casecnan were purchased by MEHC in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MEHC’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo’s answer to this action is expected to be filed in August 2005. The impact, if any, of this litigation on the Company cannot be determined at this time.

14.	Comprehensive Income

The differences from net income to total comprehensive income (loss) for the Company are due to foreign currency translation adjustments, minimum pension liability adjustments, unrealized holding gains and losses of marketable securities during the periods, and the effective portion of net gains and losses of derivative instruments classified as cash flow hedges. Total comprehensive income (loss) for the Company is shown in the table below (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income	$99,663	$57,456	$252,077	$204,646
Other comprehensive income (loss):
Foreign currency translation	(91,609)	(18,404)	(115,947)	21,345
Minimum pension liability, net of tax of $4,957,
$1,044, $4,480 and $(1,311), respectively	11,566	2,366	12,052	(3,058)
Marketable securities, net of tax of $89, $(274),
$17 and $(202), respectively	133	(411)	25	(303)
Cash flow hedges, net of tax of $(25,105),
$(2,633), $(27,838) and $(1,422), respectively	(37,577)	(4,970)	(43,513)	(2,204)
Total comprehensive income (loss)	$(17,824)	$36,037	$104,694	$220,426

The Company occasionally enters into contractual agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate “locks” used as cash flow hedges are reported in accumulated other comprehensive income (loss) to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense over the term of the related debt issuance. In May 2005, MEHC entered into an interest rate lock in the notional amount of $1.6 billion to protect against a rise in interest rates related to the anticipated financing of the PacifiCorp acquisition. At June 30, 2005, the amount of the deferred loss included in accumulated other comprehensive income (loss) was $37.7 million, net of tax. The related liability of $62.8 million is recorded in other current liabilities in the accompanying consolidated balance sheet.

15.	Retirement Plans

Domestic Operations

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans included the following components for MEHC and its domestic energy subsidiaries for the three-month and six-month periods ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Pension:
Service cost	$6,672	$6,346	$13,358	$12,944
Interest cost	9,231	9,067	18,403	17,767
Expected return on plan assets	(9,527)	(9,738)	(19,054)	(19,372)
Amortization of net transition balance	-	(203)	-	(401)
Amortization of prior service cost	678	693	1,349	1,380
Amortization of prior year loss	358	366	767	785
Net periodic benefit cost	$7,412	$6,531	$14,823	$13,103

Postretirement:
Service cost	$1,647	$2,103	$3,295	$4,065
Interest cost	3,588	3,964	7,177	8,147
Expected return on plan assets	(2,321)	(2,512)	(4,642)	(4,373)
Amortization of net transition balance	614	674	1,228	1,702
Amortization of prior service cost	-	5	-	153
Amortization of prior year loss	421	876	842	1,710
Net periodic benefit cost	$3,949	$5,110	$7,900	$11,404

MEHC expects to contribute $6.6 million and $15.8 million in 2005 to its pension and postretirement plans, respectively. For the six months ended June 30, 2005, $2.9 million and $8.4 million of contributions have been made to the pension and postretirement plans, respectively.

United Kingdom Operations

Certain wholly-owned subsidiaries of CE Electric UK participate in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. Net periodic benefit cost for the pension plan included the following components for CE Electric UK for the three-month and six-month periods ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$3,899	$2,982	$7,871	$6,027
Interest cost	19,493	18,114	39,355	36,617
Expected return on plan assets	(24,691)	(24,258)	(49,849)	(49,036)
Amortization of prior service cost	490	407	998	822
Amortization of prior year loss	5,627	4,156	11,193	8,401
Net periodic benefit cost	$4,818	$1,401	$9,568	$2,831

CE Electric UK and its subsidiaries expect to contribute $52.9 million in 2005 to its pension plan, including $32.0 million for the existing funding deficiency. For the six months ended June 30, 2005, $23.6 million of contributions have been made to the pension plan. Payments for the existing funding deficiency began in April 2005.

16.	Segment Information

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Operating revenue:
MidAmerican Energy	$619,714	$575,522	$1,475,992	$1,416,468
Kern River	79,180	78,374	157,756	153,987
Northern Natural Gas	61,864	89,057	263,065	297,444
CE Electric UK	214,869	216,209	454,086	478,817
CalEnergy Generation-Foreign	72,081	69,338	144,322	138,929
CalEnergy Generation-Domestic	8,673	10,538	16,602	21,718
HomeServices	554,218	532,806	916,478	847,492
Total reportable segments	1,610,599	1,571,844	3,428,301	3,354,855
Corporate/other(1)	(6,240)	(9,657)	(19,709)	(30,086)
Total operating revenue	$1,604,359	$1,562,187	$3,408,592	$3,324,769

Depreciation and amortization:
MidAmerican Energy	$74,022	$67,904	$137,801	$150,792
Kern River	15,581	13,127	31,163	24,539
Northern Natural Gas(2)	(14,255)	16,850	2,908	33,313
CE Electric UK	34,127	33,005	69,778	65,245
CalEnergy Generation-Foreign	22,698	22,729	45,382	45,363
CalEnergy Generation-Domestic	2,188	2,181	4,374	4,359
HomeServices	4,436	7,477	8,723	11,210
Total reportable segments	138,797	163,273	300,129	334,821
Corporate/other(1)	(1,435)	(1,764)	(3,149)	(3,525)
Total depreciation and amortization	$137,362	$161,509	$296,980	$331,296

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Operating income:
MidAmerican Energy	$58,570	$59,422	$157,921	$170,487
Kern River	47,938	50,322	96,950	100,376
Northern Natural Gas	20,131	(4,581)	131,856	111,620
CE Electric UK	114,909	109,000	240,589	261,442
CalEnergy Generation-Foreign	43,353	40,662	87,219	82,263
CalEnergy Generation-Domestic	5,166	6,954	9,535	11,632
HomeServices	50,764	45,651	58,886	53,463
Total reportable segments	340,831	307,430	782,956	791,283
Corporate/other(1)	(24,628)	(14,119)	(41,633)	(29,372)
Total operating income	316,203	293,311	741,323	761,911
Interest expense	(224,067)	(227,012)	(455,662)	(452,804)
Capitalized interest	4,563	5,294	8,178	8,902
Interest and dividend income	15,015	7,294	23,429	14,462
Other income	37,720	22,930	58,703	31,297
Other expense	(2,847)	(1,685)	(6,733)	(4,645)
Total income from continuing operations before
income tax expense, minority interest and
preferred dividends of subsidiaries and
equity income	$146,587	$100,132	$369,238	$359,123

Interest expense:
MidAmerican Energy	$33,509	$30,395	$67,285	$60,986
Kern River	18,348	19,221	36,843	38,756
Northern Natural Gas	13,992	13,246	27,253	26,370
CE Electric UK	53,127	50,646	112,749	99,444
CalEnergy Generation-Foreign	7,961	11,042	16,600	22,301
CalEnergy Generation-Domestic	4,603	4,780	9,220	9,574
HomeServices	616	698	1,230	1,403
Total reportable segments	132,156	130,028	271,180	258,834
Corporate/other(1)	91,911	96,984	184,482	193,970
Total interest expense	$224,067	$227,012	$455,662	$452,804

Income from continuing operations before income
tax expense, minority interest and preferred
dividends of subsidiaries and equity income:
MidAmerican Energy	$35,161	$36,174	$117,853	$124,728
Kern River	29,393	45,785	59,683	76,257
Northern Natural Gas	27,680	(16,461)	127,791	86,195
CE Electric UK	79,643	65,885	149,935	175,091
CalEnergy Generation-Foreign	42,060	34,358	83,678	68,147
CalEnergy Generation-Domestic	711	2,255	751	2,232
HomeServices	51,200	45,137	59,372	52,490
Total reportable segments	265,848	213,133	599,063	585,140
Corporate/other(1)	(119,261)	(113,001)	(229,825)	(226,017)

Total income from continuing operations before
income tax expense, minority interest and
preferred dividends of subsidiaries and
equity income	$146,587	$100,132	$369,238	$359,123

	June 30,	December 31,
	2005	2004
Total assets:
MidAmerican Energy	$7,322,381	$7,274,999
Kern River	2,097,544	2,135,265
Northern Natural Gas	2,333,439	2,200,846
CE Electric UK	6,002,203	5,794,887
CalEnergy Generation-Foreign	754,309	767,465
CalEnergy Generation-Domestic	557,167	553,741
HomeServices	882,444	724,592
Total reportable segments	19,949,487	19,451,795
Corporate/other(1)	305,702	451,767
Total assets	$20,255,189	$19,903,562

(1)
The remaining differences between the segment amounts and the consolidated amounts described as “Corporate/other” relate principally to intersegment eliminations for operating revenue and to the corporate functions including administrative costs, interest expense, corporate cash and related interest income, intersegment eliminations and fair value adjustments relating to acquisitions for the other items presented.

(2)	The negative depreciation and amortization at Northern Natural Gas for the three months ended June 30, 2005, is due to the settlement of its consolidated rate case in June 2005 - see Note 12.

Goodwill as of December 31, 2004 and changes for the six month period ended June 30, 2005 by reportable segment are as follows (in thousands):

			Northern	CE	CalEnergy
	MidAmerican	Kern	Natural	Electric	Generation	Home-
	Energy	River	Gas	UK	Domestic	Services	Total

Goodwill at December 31, 2004	$2,121,125	$33,900	$354,912	$1,329,791	$72,494	$394,529	$4,306,751
Goodwill from acquisitions during the year	-	-	-	-	-	1,129	1,129
Other goodwill adjustments(1)	(3,120)	-	(12,911)	(69,400)	(120)	(136)	(85,687)
Goodwill at June 30, 2005	$2,118,005	$33,900	$342,001	$1,260,391	$72,374	$395,522	$4,222,193

(1)	Other goodwill adjustments include income tax and foreign currency translation adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

MEHC, through its subsidiaries, owns and operates a combined electric and natural gas utility company in the United States, two natural gas interstate pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States. These businesses are organized and managed as seven distinct platforms: MidAmerican Energy Company (“MidAmerican Energy”), Kern River Gas Transmission Company (“Kern River”), Northern Natural Gas Company (“Northern Natural Gas”), CE Electric UK Funding Company (“CE Electric UK”) (which includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. (“HomeServices”). These platforms are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following events and changes highlight some factors that affect the comparability of our financial results for the first six months of 2005 and 2004:

•
CE Electric UK’s operating income for the first six months of 2005 decreased $20.8 million, or 8.0%, to $240.6 million from $261.4 million for the same period in 2004. Operating revenue decreased $24.7 million, or 5.2%, to $454.1 million from $478.8 million for the same period in 2004 due to lower distribution revenue at both Northern Electric and Yorkshire Electricity, partially offset by the impact of the exchange rate between U.S. Dollars and Pounds Sterling. During the first quarter of 2004, Northern Electric recognized above normal distribution revenue of $9.4 million related to additional units distributed during the regulatory year ended March 31, 2004. Additionally, distribution revenue decreased for the first six months of 2005, due to actual billings being lower than the allowed income at each distribution company, resulting in an under recovered position at June 30, 2005. This under recovered position is expected to reverse, as the tariffs charged to customers were adjusted beginning April 1, 2005. Cost of sales for the first six months of 2005 also decreased $6.2 million, or 9.4%, to $59.8 million from $66.0 million for the same period in 2004, due to lower exit charges from the National Grid Company at both Northern Electric and Yorkshire Electricity.

•
Northern Natural Gas’ operating income for the first six months of 2005 increased $20.3 million, or 18.2%, to $131.9 million from $111.6 million for the same period in 2004. Operating revenue decreased $34.3 million, or 11.5%, to $263.1 million from $297.4 million for the same period in 2004. The increase in operating income and decrease in operating revenue are attributable to the net effects of two rate case settlements approved by the Federal Energy Regulatory Commission (“FERC”) during the first six months of 2005. Also contributing to the decrease in operating revenues was a $21.8 million reduction in gas and liquid sales, which has a corresponding effect on cost of sales and, therefore, did not impact operating income.

•
MidAmerican Energy’s operating income for the first six months of 2005 decreased $12.6 million, or 7.4%, to $157.9 million from $170.5 million for the same period in 2004. MidAmerican Energy’s wholesale sales for the first six months of 2005 decreased $65.1 million, or 39.7% resulting in a $42.3 million decrease in margins. Wholesale units for the first six months of 2005 decreased 28.2% resulting in a $46.3 million decrease in revenue. The decrease in wholesale sales volumes for the first six months was due mainly to the timing of planned generation outages, mainly for the Louisa Generating Station, and the loss of generating capacity at the Ottumwa Generating Station Unit No. 1 (“OGS Unit No. 1”), which experienced a failure of its step-up transformer on February 20, 2005, resulting in lost wholesale sales opportunities. OGS Unit No. 1 returned to service on May 3, 2005. An increase in electric retail sales also reduced the availability of competitively priced generation, contributing to the decrease in wholesale sales volumes. Additionally, the reduction in the wholesale energy sales was due to a reduction in the average unit price per megawatt hour sold as a result of a change in the mix of higher-priced on-peak and lower-priced off-peak sales resulting in a decrease in the first six months of 2005 of $18.8 million.

The regulatory expense related to the Iowa revenue sharing arrangement for the first six months of 2005 decreased by $17.0 million as compared to the same period in 2004. Amounts under the arrangement are determined based upon projected Iowa electric returns on equity which were unfavorably impacted by the lower wholesale revenues. Iowa revenue sharing is recorded as depreciation and amortization in the accompanying consolidated statements of operations.

•
On May 5, 2005, subsidiaries of CE Electric UK issued £350.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac Assurance UK Limited (“Ambac”). The proceeds from the offerings are being used for general corporate purposes and invested. Investments included a £100.0 million fixed rate guaranteed investment contract maturing December 2007 and a £200.0 million fixed rate guaranteed investment contract maturing February 2008. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its £200.0 million 7.25% bonds due 2022.

•
In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statements of operations.

•
Other income for the first six months of 2005 increased $27.4 million to $58.7 million from $31.3 million for the same period in 2004. The increase is mainly due to $39.7 million of gains on the sale of non-strategic assets and investments, including a $19.8 million gain on the sale of a section of idle pipeline at Northern Natural Gas and other non-strategic investments at MidAmerican Energy and CE Electric UK of $9.9 million and $8.4 million, respectively, partially offset by the $14.8 million Mirant Americas Energy Marketing (“Mirant”) damage claim award received by Kern River in May 2004.

Consolidated Overview

Second Quarter Summary

MEHC’s income from continuing operations for the second quarter of 2005 increased $35.6 million, or 56.7%, to $98.4 million compared with $62.8 million for the same period in 2004. The increase is mainly due to $17.8 million of after-tax gains on the sale of non-strategic assets and investments, as well as favorable operating income at Northern Natural Gas, CE Electric UK, CalEnergy Generation-Foreign, and HomeServices, partially offset by the $9.1 million of after tax income from the Mirant damage claim award received by Kern River in May 2004. Additionally, equity income increased $7.4 million due to higher earnings at CE Generation, LLC.

The income from discontinued operations, net of income tax, of $1.3 million for the second quarter of 2005 reflects the proceeds received from the sale of assets, partially offset by the disposal costs incurred, in connection with the September 2004 decision to cease the operations of a zinc recovery plant, which had been constructed near certain geothermal energy generation facilities (the “Zinc Recovery Project”). The $5.3 million loss from discontinued operations, net of income tax, for the second quarter of 2004 reflects the operating loss incurred at the Zinc Recovery Project during the period.

First Six Months Summary

MEHC’s income from continuing operations for the first six months of 2005 increased $25.0 million, or 11.2%, to $249.1 million compared with $224.1 million for the same period in 2004. The increase is mainly due to $25.3 million of after-tax gains on the sale of non-strategic assets and investments, as well as favorable operating income at Northern Natural Gas, CalEnergy Generation-Foreign, and HomeServices, partially offset by unfavorable results at CE Electric UK and MidAmerican Energy and the $9.1 million of after tax income from the Mirant damage claim award received by Kern River in May 2004. Additionally, equity income increased $8.9 million due to higher earnings at CE Generation, LLC.

The income from discontinued operations, net of income tax, of $3.0 million for the first six months of 2005 reflects the proceeds received from the sale of assets, partially offset by the disposal costs incurred, in connection with the September 2004 decision to cease the operations of the Zinc Recovery Project. The $19.5 million loss from discontinued operations, net of income tax, for the first six months of 2004 reflects the operating loss incurred at the Zinc Recovery Project during the period.

Results of Operations

Net income for the second quarter and first six months of 2005 and 2004 is summarized in the following table (in millions):

	Second Quarter		First Six Months
	2005	2004	2005	2004

Operating revenue	$1,604.4	$1,562.2	$3,408.6	$3,324.8

Operating income	$316.2	$293.3	$741.3	$761.9
Interest expense	(224.1)	(227.0)	(455.7)	(452.8)
Other income, net	54.5	33.8	83.6	50.0
Income tax expense	(57.6)	(39.9)	(131.6)	(138.3)
Minority interest and preferred dividends of
subsidiaries	(3.8)	(3.2)	(6.6)	(6.0)
Equity income	13.2	5.8	18.1	9.3
Income from continuing operations	98.4	62.8	249.1	224.1
Income (loss) from discontinued operations, net of
income tax	1.3	(5.3)	3.0	(19.5)
Net income available to common and preferred
stockholders	$99.7	$57.5	$252.1	$204.6

Segment Results

A comparison of operating revenue and operating income for the Company’s reportable segments for the second quarter and first six months of 2005 and 2004 follows (in millions):

	Operating revenue
	Second Quarter		First Six Months
	2005	2004	2005	2004

MidAmerican Energy	$619.7	$575.5	$1,476.0	$1,416.5
Kern River	79.2	78.4	157.8	154.0
Northern Natural Gas	61.9	89.1	263.1	297.4
CE Electric UK	214.9	216.2	454.1	478.8
CalEnergy Generation-Foreign	72.1	69.3	144.3	138.9
CalEnergy Generation-Domestic	8.7	10.5	16.6	21.7
HomeServices	554.2	532.8	916.5	847.5
Total reportable segments	1,610.7	1,571.8	3,428.4	3,354.8
Corporate/other	(6.3)	(9.6)	(19.8)	(30.0)
	$1,604.4	$1,562.2	$3,408.6	$3,324.8

	Operating Income
	Second Quarter		First Six Months
	2005	2004	2005	2004

MidAmerican Energy	$58.6	$59.4	$157.9	$170.5
Kern River	47.9	50.3	96.9	100.4
Northern Natural Gas	20.1	(4.6)	131.9	111.6
CE Electric UK	114.9	109.0	240.6	261.4
CalEnergy Generation-Foreign	43.4	40.7	87.2	82.3
CalEnergy Generation-Domestic	5.2	7.0	9.5	11.6
HomeServices	50.8	45.6	58.9	53.5
Total reportable segments	340.9	307.4	782.9	791.3
Corporate/other	(24.7)	(14.1)	(41.6)	(29.4)
	$316.2	$293.3	$741.3	$761.9

MidAmerican Energy

MidAmerican Energy owns a public utility headquartered in Iowa that is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Energy also conducts a number of non-regulated business activities. MidAmerican Energy’s operating revenue and operating income for the second quarter and first six months of 2005 and 2004 are summarized as follows (in millions):

	Operating revenue
	Second Quarter		First Six Months
	2005	2004	2005	2004

Regulated electric	$347.3	$344.4	$659.8	$707.6
Regulated gas	210.0	173.7	677.4	567.2
Non-regulated	62.4	57.4	138.8	141.7
	$619.7	$575.5	$1,476.0	$1,416.5

	Operating income
	Second Quarter		First Six Months
	2005	2004	2005	2004

Regulated electric	$60.5	$60.0	$121.5	$129.7
Regulated gas	(5.2)	(4.4)	28.1	33.2
Non-regulated	3.3	3.8	8.3	7.6
	$58.6	$59.4	$157.9	$170.5

The operating results of MidAmerican Energy’s regulated electric business for the second quarter and first six months of 2005 and 2004 are summarized as follows (in millions):

	Second Quarter		First Six Months
	2005	2004	2005	2004

Retail	$293.8	$279.0	$561.0	$543.7
Wholesale	53.5	65.4	98.8	163.9
Total operating revenue	$347.3	$344.4	$659.8	$707.6
Cost of fuel, energy and capacity	102.6	98.7	191.3	212.9
Margin	244.7	245.7	468.5	494.7
Operating expense	118.3	125.7	225.3	229.6
Depreciation and amortization	65.9	60.0	121.7	135.4
Operating income	$60.5	$60.0	$121.5	$129.7

Sales (gigawatt-hours):
Retail	4,529	4,315	8,941	8,706
Wholesale	2,049	2,198	3,768	5,250
	6,578	6,513	12,709	13,956

MidAmerican Energy’s regulated retail revenue for the second quarter and first six months of 2005 increased $14.8 million, or 5.3%, and $17.3 million, or 3.2%, respectively, compared to the same periods in 2004. Electric retail sales volumes increased 5.0% compared to the second quarter of 2004. Higher average temperatures during the second quarter of 2005 compared to the second quarter of 2004 resulted in a $8.8 million increase in electric retail revenue. An increase in the average number of retail customers improved electric retail revenue by $3.8 million compared to the second quarter of 2004. Electric retail sales volumes increased 2.7% in the first six months of 2005 compared to the same period in 2004. Higher average temperatures during the first six months of 2005 compared to the first six months of 2004 resulted in a $5.7 million increase in electric retail revenue. A growing retail customer base in 2005 helped improved electric retail revenue by $7.6 million compared to the first six months of 2004, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric revenue by $3.9 million.

In addition to retail sales, MidAmerican Energy sells electric energy to other utilities, marketers and municipalities. These sales are referred to as wholesale sales. MidAmerican Energy’s wholesale sales for the second quarter and first six months of 2005 decreased $11.9 million, or 18.2%, and $65.1 million, or 39.7%, respectively. Wholesale units for the second quarter and first six months of 2005 decreased 6.8% and 28.2%, respectively, from the comparable periods in 2004 resulting in a $4.4 million and $46.3 million decrease in revenue. The decrease in wholesale sales volumes during the second quarter was in part due to a reduction in the availability of competitively priced generation as a result of an increased demand from MidAmerican Energy’s retail customers. The primary reason for the decrease in wholesale sales volumes for the first six months was the timing of planned generation outages for the Louisa Generating Station and the loss of generating capacity at the OGS Unit No. 1, which experienced a failure of its step-up transformer on February 20, 2005. OGS Unit No. 1 returned to service on May 3, 2005. An increase in electric retail sales in the first six months of 2005 also reduced the availability of competitively priced generation, contributing to the decrease in wholesale sales volumes. Additionally, wholesale energy sales declined in the second quarter and first six months of 2005 by $7.5 million and $18.8 million, respectively, due to the higher proportion of lower-priced off-peak sales.

Cost of fuel, energy and capacity increased $3.9 million in the second quarter of 2005 as compared to the same period in 2004, due to an increase in fuel costs of $9.0 million compared to the second quarter of 2004, due primarily to increased cost of gas used for generation, partially offset by a $5.1 million decrease in electric capacity purchases.

Cost of fuel, energy and capacity decreased $21.6 million for the first six months of 2005 as compared to the same period in 2004. The decrease was primarily due to a $13.4 million decrease in electric capacity purchases with the remaining decrease a result of lower gigawatt-hours produced during the first six months of 2005.

Depreciation and amortization expense for the second quarter and first six months of 2005 increased by $5.9 million and decreased by $13.7 million, respectively, from the comparable periods in 2004. The increase in the second quarter was a result of higher regulatory expense of $3.5 million pursuant to a revenue sharing arrangement with the state of Iowa that provides for regulatory expense as a function of higher Iowa electric returns on equity. Additionally, utility plant depreciation and amortization increased $2.3 million in part due to phase two of the Greater Des Moines Energy Center and a portion of the wind power facilities being placed in service in December 2004. The decrease for the first six months was due primarily to a $17.0 million decrease in regulatory expense related to the revenue sharing arrangement with the state of Iowa. Additionally, utility plant depreciation and amortization increased $4.4 million due to generation plant placed in service in December 2004.

Operating expense for the second quarter and first six months of 2005 decreased by $7.4 million and $4.3 million, respectively, from the comparable periods in 2004 due primarily to the timing of fossil fuel generating plant maintenance.

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or operating income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 10.5%, resulting in a $15.9 million increase in revenue and cost of gas sold for the quarter. The remainder of the increase in revenue and cost of gas sold was due to an increase in wholesale sales volumes.

Compared to the first six months of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 18.5%, resulting in an $86.6 million increase in revenue and cost of gas sold for the first six months of 2005. The remainder of the increase in revenue and cost of gas sold was due to an increase in sales volumes. The decrease in gas gross margin was the result of mild temperature conditions in the first six months of 2005 compared to the first six months in 2004.

Kern River

Kern River owns an interstate natural gas transportation pipeline system. Operating revenue at Kern River is principally derived by providing firm or interruptible transportation services under long-term as transportation service agreements.

Operating income from Kern River for the second quarter and first six months of 2005 decreased $2.4 million, or 4.8%, to $47.9 million and $3.5 million, or 3.5%, to $96.9 million from the same periods in 2004.

Operating revenue for the second quarter and first six months of 2005 increased $0.8 million, or 1.0%, and $3.8 million, or 2.5%, compared to the same periods in 2004. The increase in operating revenue resulted from higher firm transportation revenue of $4.8 million and $9.1 million in the second quarter and first six months of 2005, respectively, due mainly to higher demand rates, subject to refund, for the current rate proceeding which became effective on November 1, 2004 and slightly higher facility charges. The increase was partially offset by lower interruptible revenue of $4.7 million and $5.4 million in the second quarter and first six months of 2005, respectively.

Depreciation and amortization expense for the second quarter and first six months of 2005 increased $2.5 million and $6.6 million, compared to the same periods in 2004, due to higher depreciation rates in connection with the rate proceeding.

Northern Natural Gas

Northern Natural Gas owns an interstate natural gas transportation pipeline system. Operating revenue at Northern Natural Gas is principally derived by providing firm or interruptible transportation services under long-term transportation service agreements. Northern Natural Gas also derives part of its revenue from storing gas.

Operating revenue at Northern Natural Gas for the second quarter and first six months of 2005 decreased $27.2 million, or 30.5%, and $34.3 million, or 11.5%, compared to the same periods 2004. The decrease in operating revenue was partially attributable to the net effects of two FERC approved rate case settlements in 2005 that reduced operating revenue during the second quarter and first six months of 2005 by $23.9 million and $10.6 million, respectively. Lower gas and liquid sales of $5.7 million and $21.8 million, respectively, were recorded in the second quarter and first six months of 2005. These lower sales had a corresponding effect on cost of sales and, therefore, did not significantly impact operating income. Other operating revenue increased $2.4 million in the second quarter of 2005 due primarily to higher transportation fees and decreased $1.9 million in the first six months of 2005 due primarily to warmer weather.

Northern Natural Gas’ operating income for the second quarter and first six months of 2005 increased by $24.7 million to $20.1 million, and $20.3 million, or 18.2%, to $131.9 million compared to the same periods in 2004, respectively. Northern Natural Gas filed for a rate increase with the FERC in May 2003 with new rates going into effect on November 1, 2003, subject to refund. Northern Natural Gas filed a second general rate case in January 2004, for which new rates went into effect on November 1, 2004, subject to refund. From November 2003 to April 2005, Northern Natural Gas recorded earnings based upon its best estimate of the likely outcome of the final settlement of the rate cases. During the second quarter of 2005, Northern Natural Gas received FERC approval of its agreement with all parties to settle its consolidated rate case proceeding. A favorable settlement adjustment totaling $16.3 million was recorded as an increase to operating income in May 2005. The adjustment reflects the difference between the settled rates and the rates used to record revenue from November 2003, lower cumulative depreciation and amortization due to changes in the useful lives of its transmission, storage and intangible assets under the settlement and the establishment of regulatory asset treatment for smart pigging and hydrostatic testing costs that were previously charged to operating expense and will be recovered in future rates.

Northern Natural Gas also filed tariff sheets with the FERC in relation to its system levelized account (“SLA”) in April 2004 with the new rates going into effect on June 1, 2004, subject to refund. During the first quarter of 2005, Northern Natural Gas received FERC approval of the SLA settlement. An unfavorable settlement adjustment totaling $3.1 million was recorded as a decrease to operating income in February 2005. The SLA settlement provides for a mortgage-style recovery of the final SLA balance as of December 31, 2004 over a forty-eight month period beginning November 1, 2003. Under the SLA settlement, Northern Natural Gas will be responsible for the financial impacts of managing the operational storage volumes.

Operating expense for the second quarter and the first six months of 2005 decreased by $5.3 million and $6.2 million, respectively, as compared to the same periods in 2004, due mainly to lower risk mitigation and overhaul costs incurred during the period.

CE Electric UK

CE Electric UK owns two electricity distribution companies which operate in the north and east of England, Northern Electric and Yorkshire Electricity. The distribution companies’ main income is earned for the use of their electrical infrastructure levied on supply companies. CE Electric UK also owns an engineering contracting company, a gas exploration and production company and various other more minor subsidiaries.

CE Electric UK's operating income for the second quarter and first six months of 2005 increased $5.9 million, or 5.4%, to $114.9 million and decreased $20.8 million, or 8.0%, to $240.6 million from the comparable periods in 2004.

Operating revenue in the first six months of 2005 decreased $24.7 million, or 5.2%, to $454.1 million from $478.8 million due to lower distribution revenue, partially offset by the impact of the exchange rate. During the first quarter of 2004, Northern Electric recognized above normal distribution revenue of $9.4 million related to additional units distributed during the regulatory year ended March 31, 2004. Additionally, distribution revenue decreased for the first six months of 2005 due to actual billings being lower than the allowed income at both distribution companies, resulting in an under recovered position at June 30, 2005. This position is expected to reverse, as the tariffs charged to customers were adjusted beginning April 1, 2005.

Cost of sales for the second quarter decreased $2.5 million due lower contracting work. For the first six months of 2005 the reduction was $6.2 million due to lower contracting work and lower exit charges from the National Grid Company.

Operating expenses for the second quarter and the first six months of 2005 decreased $5.9 million and $2.2 million, respectively, due to lower costs associated with the withdrawal from the metering market and lower maintenance costs and operating efficiencies.

CalEnergy Generation-Foreign

The CalEnergy Generation-Foreign platform consists of MEHC’s indirect ownership of the Upper Mahiao, Mahanagdong and Malitbog projects (collectively, the “Leyte Projects”), and a combined irrigation and hydroelectric power generation project located in the central part of the island of Luzon in the Philippines (the “Casecnan Project”).

Operating income for the second quarter and first six months of 2005 increased $2.7 million, or 6.6%, to $43.4 million and $4.9 million, or 6.0%, to $87.2 million over the comparable periods in 2004.

Operating revenue at CalEnergy Generation-Foreign for the second quarter and first six months of 2005 increased $2.8 million, or 4.0%, and $5.4 million, or 3.9%, compared to the same periods in 2004. The increases were mainly due to increasing price indices and lower forced outages at the Leyte Projects and to the 7.5% increase in the water delivery rate based on a contractual annual escalation factor at the Casecnan Project.

HomeServices

HomeServices is the second largest full-service residential real estate brokerage firm in the United States. HomeServices’ operating revenue and cost of sales consists mainly of commission revenue from real estate brokerage transactions and associated commissions on the transactions.

HomeServices’ operating income for the second quarter of 2005 increased $5.2 million, or 11.4%, to $50.8 million from $45.6 million for the same period in 2004.

Operating revenue in the second quarter of 2005 increased $21.4 million, or 4.0%, and cost of sales increased $16.1 million compared to the same period in 2004. The increase in operating revenue was due to acquisitions not included in the comparable 2004 period totaling $11.1 million and growth from existing businesses totaling $10.3 million reflecting higher average sales prices, partially offset by a 4.2% decrease in the number of closed units.

Operating expense, consisting mainly of compensation, marketing and other administrative costs increased $3.2 million in the second quarter of 2005 primarily due to $2.1 million related to acquisitions not included in the comparable 2004 period and $1.1 million in higher marketing and occupancy expenses at other business units. Depreciation and amortization decreased $3.0 million, primarily due to lower amortization of acquisition related costs in the second quarter of 2005 as compared to the same period in 2004.

HomeServices’ operating income for the first six months of 2005, increased $5.4 million, or 10.1%, to $58.9 million from $53.5 million for the same period in 2004.

Operating revenue for the first six months of 2005 increased $69.0 million, or 8.1%, and cost of sales increased $51.3 million compared to the same period in 2004. The increase in operating revenue was due to acquisitions not included in the comparable 2004 period totaling $36.9 million and growth from existing businesses totaling $32.1 million reflecting higher average sales prices, partially offset by a 3.7% decrease in the number of closed units.

Operating expenses increased $14.8 million for the first six months of 2005, mainly due to $10.0 million related to acquisitions not included in the comparable 2004 period and $4.8 million in higher marketing and occupancy expenses at other business units. Depreciation and amortization decreased $2.5 million, primarily due to lower amortization of acquisition related costs in 2005 as compared to 2004.

Interest Expense

Interest expense for the second quarter and first six months of 2005 decreased $2.9 million to $224.1 million, and increased $2.9 million to $455.7 million over the comparable periods in 2004. Interest expense was lower in the second quarter and the first six months of 2005 resulting from maturities of and principal repayments on parent company subordinated debt and subsidiary and project debt, partially offset by additional interest expense on the £350.0 million of bonds issued by certain indirect wholly-owned subsidiaries of CE Electric UK in May 2005 and MidAmerican Energy’s 4.65%, $350.0 million notes issued in October 2004. In the first quarter of 2005, the Company incurred a $10.2 million charge to exercise the call option on the £155.0 million Variable Rate Reset Trust Securities at CE Electric UK.

Other Income, Net

Other income, net for the second quarter and first six months of 2005 and 2004 is summarized as follows (in millions):

	Second Quarter		First Six Months
	2005	2004	2005	2004

Capitalized interest	$4.6	$5.3	$8.2	$8.9
Interest and dividend income	15.0	7.3	23.4	14.5
Other income	37.7	22.9	58.7	31.3
Other expense	(2.8)	(1.7)	(6.7)	(4.7)
Total other income, net	$54.5	$33.8	$83.6	$50.0

Interest and dividend income for the second quarter and first six months of 2005 increased $7.7 million to $15.0 million and $8.9 million to $23.4 million for the same periods in 2004. The increase is mainly due to earnings on £300.0 million of guaranteed investment contracts purchased by certain indirect wholly-owned subsidiaries of CE Electric UK in May 2005 and higher cash balances.

Other income for the second quarter and first six months of 2005 increased $14.8 million to $37.7 million and $27.4 million to $58.7 million for the same periods in 2004. The increase is mainly due to $28.1 million and $39.7 million, respectively, for the second quarter and first six months of 2005 of gains on sale of non-strategic assets and investments, partially offset by a $14.8 million gain on a bankruptcy claim received in the second quarter of 2004.

Included in gains on sale of non-strategic assets and investments is a gain at Northern Natural Gas from the sale of a section of pipeline in Oklahoma and Texas that had been idle since April 7, 2000, pending an anticipated improvement in market conditions. In the second quarter of 2005, Northern Natural Gas sold this facility to an unrelated third party and realized a pre-tax gain of $19.8 million. The Company also had sales of non-strategic investments at MidAmerican Energy of $9.9 million in the first quarter of 2005 and CE Electric UK of $8.4 million in the second quarter of 2005.

In July 2003, Mirant filed Chapter 11 bankruptcy. On January 13, 2004, Kern River filed a proof of claim with the bankruptcy court for an aggregate total of $210.2 million, which Kern River believed was secured by the $14.8 million in proceeds received from its letter of credit and held as a cash security deposit. In May 2004, the bankruptcy court issued an order permitting Kern River to apply 100% of the $14.8 million it held in cash collateral to its claim for damages. On October 12, 2004, Mirant raised an objection to Kern River’s claim, asserting, among other things, that Kern River had not included a discount adjustment or mitigation to the claim. On November 11, 2004, Kern River filed an amended proof of claim of $138.8 million, reflecting discounting, mitigation and other adjustments. The amended proof of claim excludes the $14.8 million already received by Kern River. Kern River can not determine at this time if it will collect any portion of the balance of the claim or be able to remarket the rejected capacity.

Income Tax Expense

Income tax expense for the second quarter of 2005 increased $17.7 million to $57.6 million from the same period in 2004. The effective tax rate decreased from 39.9% in 2004 to 39.3% in 2005. The lower effective rate is mainly due to the effects of production tax credits associated with MidAmerican Energy’s wind project.

Income tax expense for the first six months of 2005 decreased $6.7 million to $131.6 million from the same period in 2004. The effective tax rate decreased from 38.5% in 2004 to 35.6% in 2005. The lower effective rate is mainly due to the effects of production tax credits associated with MidAmerican Energy’s wind project, lower income taxes on foreign earnings and the favorable resolution of certain income tax positions.

Equity Income

Equity income for the second quarter and first six months of 2005 increased $7.4 million to $13.2 million and $8.8 million to $18.1 million from the same periods in 2004. The increase is mainly due to higher earnings at CE Generation, LLC due to higher generation and resulting higher revenue and lower major maintenance costs, partially offset by higher plant operating costs.

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

Consolidated cash and cash equivalents were $828.2 million at June 30, 2005, compared to $837.4 million at December 31, 2004. Each of MEHC’s direct or indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC will be available to satisfy the obligations of MEHC or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and in deferred charges and other assets, restricted cash and investments of $144.1 million and $164.5 million at June 30, 2005 and December 31, 2004, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations, customer deposits held in escrow, custody deposits and unpaid dividends declared obligations.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $861.1 million for the first six months of 2005, compared with $891.8 million for the same period in 2004. The decrease was mainly due to the receipt of a $79.0 million federal tax refund, in 2004, related to additional tax depreciation, partially offset by a $37.3 million reduction in 2005 of cash used at the Zinc Recovery Project discontinued operation and changes in other working capital.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first six months of 2005 and 2004 were $972.9 million and $428.8 million, respectively. The increase was mainly due to the purchase of two guaranteed investment contracts by certain indirect wholly-owned subsidiaries of CE Electric UK totaling $556.6 million. Additionally, the Company collected the $97.0 million Republic of the Philippines (“ROP”) Note in 2004.

Capital Expenditures, Construction and Other Development Costs

The following table summarizes the capital expenditures, construction and other development costs by reportable segment (in millions):

	Six Months
	Ended June 30,
	2005	2004
Capital expenditures:
MidAmerican Energy	$331.9	$226.8
Northern Natural Gas	30.6	53.4
CE Electric UK	138.9	155.2
Other reportable segments	7.2	23.9
Total reportable segments	508.6	459.3
Corporate/other	0.1	0.9
Total capital expenditures	$508.7	$460.2

Forecasted capital expenditures, construction and other development costs for fiscal 2005 are approximately $1.3 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures, were $338.4 million for the first six months of 2005. Construction and other development costs were $170.3 million for the first six months of 2005. These costs consist mainly of expenditures for large scale generation projects as follows.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing the Council Bluffs Energy Center Unit No. 4 project (“CBEC Unit 4”), a 790 MW (expected accreditation) super-critical-temperature, coal-fired facility and a 360 MW (nameplate rating) wind power project in Iowa. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $525.3 million has been invested through June 30, 2005.

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

The wind power project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 360 MW (nameplate rating), including an expected 50 MW expansion of the original project. As of December 31, 2004, wind turbines totaling 160.5 MW at one of the sites were completed and in service. The remaining turbines are expected to be completed in the second half of 2005. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for the 360 MW of wind power facilities is approximately 61 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $386 million, excluding allowance for funds used during construction. On January 31, 2005, the IUB approved ratemaking principles related to the expansion of the wind power project.

PacifiCorp Acquisition

In May 2005, MEHC reached a definitive agreement with Scottish Power plc (“ScottishPower”) and PacifiCorp Holdings, Inc. to acquire 100% of the common stock of ScottishPower’s wholly-owned indirect subsidiary, PacifiCorp, a regulated electric utility providing service to approximately 1.6 million customers in California, Idaho, Oregon, Utah, Washington and Wyoming. MEHC will purchase all of the outstanding shares of the PacifiCorp common stock for approximately $5.1 billion in cash. The long-term debt and preferred stock of PacifiCorp will remain outstanding. The transaction is expected to be completed after all regulatory approvals are obtained, which is expected in March 2006.

MEHC expects to fund the acquisition with proceeds from an investment by Berkshire Hathaway Inc. (“Berkshire Hathaway”) of approximately $3.4 billion in zero coupon non-voting convertible preferred stock or common stock and the issuance by MEHC to third parties of approximately $1.7 billion of long-term senior notes, preferred stock, or other securities with equity characteristics. However, the transaction is not conditioned on such third party financing and if funds were not available from third parties, Berkshire Hathaway is expected to provide any required funding.

The acquisition is subject to customary conditions, including the approval of the transaction by the shareholders of ScottishPower and the receipt of required state and federal approvals. ScottishPower’s shareholders approved the transaction on July 22, 2005. Applications for approval of the acquisition or waiver of approval were filed with the relevant regulatory authorities of California, Idaho, Oregon, Utah, Washington and Wyoming on July 15, 2005, with the Nuclear Regulatory Commission on June 30, 2005, with the FERC on July 22, 2005, and with the Department of Justice and the Federal Trade Commission pursuant to the Hart-Scott-Rodino Act on July 22, 2005.

Cash Flows from Financing Activities

Cash flows generated from financing activities for the first six months of 2005 were $117.9 million and consisted mainly of $752.1 million of proceeds from the issuance of subsidiary and project debt and $628.1 million of repayments of parent company subordinated debt and subsidiary and project debt. Cash flows used in financing activities for the first six months of 2004 were $89.0 million. During 2004, the Company used cash for financing activities, totaling $356.6 million, mainly for repayments of subsidiary obligations, including $136.4 million of cash flows from discontinued operations. The Company generated cash from financing activities in 2004, totaling $267.7 million, primarily from the issuance of parent company senior debt.

Berkshire Hathaway Conversion

The Energy Policy Act of 2005 includes the repeal of the Public Utility Holding Company Act of 1935 (“PUHCA”), which is expected to be effective in the first quarter of 2006. Berkshire Hathaway is expected to convert its convertible preferred stock investment to common stock upon the effective date of the repeal of PUHCA and after all regulatory approvals are obtained, including approval from the states of Iowa and Illinois. Upon conversion, Berkshire Hathaway will own approximately 83.8% of the voting common stock interest.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, other than the items as follows.

In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

On February 15, 2005, MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, matured. MidAmerican Energy expects to issue long-term debt in 2005 to support construction of its electric generation projects and for general corporate purposes.

On April 4, 2005, CE Electric UK and certain of its subsidiaries entered into a variable rate, five year, £100.0 million committed revolving credit facility.

On April 14, 2005, Northern Natural Gas issued $100.0 million of 5.125% senior notes due May 1, 2015. The proceeds were used by Northern Natural Gas to repay its outstanding $100.0 million 6.875% senior notes due May 1, 2005.

On May 5, 2005, Northern Electric Finance plc, an indirect wholly-owned subsidiary of CE Electric UK, issued £150.0 million of 5.125% bonds due 2035, guaranteed by Northern Electric and guaranteed as to scheduled payments of principal and interest by Ambac. Additionally, on May 5, 2005, Yorkshire Electricity, a wholly-owned subsidiary of CE Electric UK, issued £200.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac. The proceeds from the offerings are being used for general corporate purposes and invested. Investments included a £100.0 million fixed rate guaranteed investment contract maturing December 2007 and a £200.0 million fixed rate guaranteed investment contract maturing February 2008. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its £200.0 million 7.25% bonds due 2022.

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

In conjunction with its wholesale marketing and trading activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of June 30, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $104 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has in effect certain currency rate swap agreements for its Yankee Bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $281.1 million of the 6.496% Yankee Bonds outstanding at June 30, 2005, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements at June 30, 2005 was $76.1 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of June 30, 2005, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $35.5 million.

Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the first six months of 2005:

Kern River

On April 30, 2004, Kern River filed a general rate case with the FERC pursuant to the requirements of its prior rate case settlement. Under the procedural schedule adopted, unless the rate case is settled earlier or the schedule modified, a hearing will be held on the issues in August 2005 followed by an administrative law judge decision that is to be released in January 2006.

Northern Natural Gas

On March 25, 2005, as modified on April 22, 2005, Northern Natural Gas filed a stipulation and agreement with the FERC (the “Settlement”). On June 20, 2005, the FERC approved the Settlement without modification. Northern Natural Gas will provide approximately $70 million of refunds including interest to its customers in the third quarter of 2005 consistent with the terms of the Settlement, generally reflecting the difference between the rate increases implemented on November 1, 2003 and November 1, 2004 and the revenue generated using the Settlement rates. The Settlement represents the agreement Northern Natural Gas reached with its customers to settle the base tariff rates in the consolidated cases. The Settlement provides for, among other things, rates designed to generate revenues on an annual basis above the base rates which were in effect as of October 31, 2003, as follows: $48 million for the period November 1, 2003 through October 31, 2004, $53 million for the period November 1, 2004 through October 31, 2005, $58 million for the period November 1, 2005 through October 31, 2006, and $62 million beginning November 1, 2006.

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

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern United States through a market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009 and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and NOx in Iowa of 68% and 67%, respectively, by 2015. The CAIR will impact MidAmerican Energy’s generating facilities and will require MidAmerican Energy to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.

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

The CAIR or the CAMR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level, including the “Clear Skies Initiative,” and other pending legislative proposals that contemplate 70% to 90% reductions of SO2, NOX and mercury, as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change. In addition to any federal legislation that could be enacted by Congress to supersede the CAIR and the CAMR, the rules could be changed or overturned as a result of litigation. Both the CAIR and CAMR have been legally challenged in the United States District Court for the District of Columbia Circuit. In addition, some challengers have petitioned for a stay of the mercury delisting rule pending the outcome of the underlying challenge to the rule, and the EPA has indicated it will reopen the delisting determination for public comment. Until the court makes a determination regarding the merits of the challenges to the CAIR and CAMR, the full impact of the rules on MidAmerican Energy cannot be determined.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. On July 17, 2003, the IUB issued an order that affirmed an administrative law judge’s approval of the initial plan filed April 1, 2002, as amended. On October 4, 2004, the IUB issued an order approving MidAmerican Energy’s second biennial plan as revised in a settlement MidAmerican Energy entered into with the Iowa Office of Consumer Advocate. That plan covers the time period from April 1, 2004 through December 31, 2006. Neither IUB order resulted in any changes to electric rates for MidAmerican Energy. The effect of the orders is to approve the prudence of expenditures made consistent with the plans. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with environmental requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers. Based on a review of the final CAIR and CAMR, MidAmerican Energy does not expect the qualified expenditures to exceed $325 million through January 1, 2011.

Under the New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of a NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

In recent years, the EPA has requested from several utilities information and support regarding their capital projects for various generating plants. The requests were issued as part of an industry-wide investigation to assess compliance with the NSR and the New Source Performance Standards of the Clean Air Act. In December 2002 and April 2003, MidAmerican Energy received requests from the EPA to provide documentation related to its capital projects from January 1, 1980, to April 2003 for a number of its generating plants. MidAmerican Energy has submitted information to the EPA in responses to these requests, and there are currently no outstanding data requests pending from the EPA. MidAmerican Energy cannot predict the outcome of these requests at this time. In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002.

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. Several amendments were introduced to the Senate energy bill relating to climate change. A proposed amendment to include the Climate Stewardship Act was defeated in the Senate that would have mandated reductions in greenhouse gas emissions. The Senate did, however, adopt a “sense of the Senate” resolution that puts the Senate on record that Congress should enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution will be further addressed in the fall of 2005.

The United States Circuit Court of Appeals for the District of Columbia dismissed a lawsuit on July 15, 2005, that sought to force the EPA to issue mandatory controls for carbon dioxide and other greenhouse gas emissions from new cars and trucks. Litigation is currently pending before the federal district court for the southern district of New York seeking to require reductions of carbon dioxide emissions from generating facilities of five large electric utilities. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s facilities and, therefore, its results of operations.

CalEnergy Generation-Foreign - Value-Added Tax Legislation

On May 24, 2005, the president of the ROP signed an amended tax law which was scheduled to come into effect on July 1, 2005. The law raises the corporate income tax rate from 32% to 35% through 2008 (reducing to 30% thereafter) and imposes value-added tax of 10% on, among other goods and services, the generation of electricity and the provision of water delivery services. However, the law provides that electricity generated from renewable sources, including geothermal and hydro-electric power, such as the Leyte Projects and the Casecnan Project, shall be subject to value-added tax at zero rate. The law (and the Leyte Projects’ energy conversion agreements and the Casecnan Project’s project agreement) also permits MEHC’s subsidiaries that own (i) the Leyte Projects to invoice the Philippine National Oil Company-Energy Development Corporation for the generation of electricity and (ii) the Casecnan Project to invoice the ROP National Irrigation Administration for value-added tax on the generation of electricity and water delivery fees. Certain parties in the Philippines have filed a lawsuit with the Philippine Supreme Court, challenging a provision of the law which grants to the president of the ROP the discretion to increase the value-added tax rate from 10% to 12% as being an unconstitutional delegation of authority. The Philippine Supreme Court has suspended the implementation of the law pending hearings on the matter. Neither the suspension of the law, nor the implementation of the law, is expected to have a material adverse effect on the Leyte Projects or the Casecnan Project.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 13, “Commitments and Contingencies” to the Interim Financial Statements and Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. None of the proceedings that were disclosed in Item 3 of the Form 10-K were terminated or had material developments during the six-month period ended June 30, 2005, except for the CalEnergy Generation-Foreign matter discussed in Note 13.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 10, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.