Form 10-Q
period 2005-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2005-11-04
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File No. 001-14881

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of October 31, 2005, 9,081,087 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2005

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$594,817	$837,353
Short-term investments	20,604	123,550
Restricted cash and short-term investments	122,251	129,316
Accounts receivable, net	545,922	695,761
Amounts held in trust	164,933	111,708
Inventories	124,761	125,079
Other current assets	275,597	141,194
Total current assets	1,848,885	2,163,961
Properties, plants and equipment, net	11,726,539	11,607,264
Goodwill	4,189,667	4,306,751
Regulatory assets	428,600	451,830
Other investments	808,386	261,575
Equity investments	234,015	216,935
Deferred charges and other assets	899,627	895,246
Total assets	$20,135,719	$19,903,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$368,097	$410,319
Accrued interest	224,288	197,813
Accrued property and other taxes	163,304	166,639
Amounts held in trust	164,933	111,708
Other liabilities	486,533	420,452
Short-term debt	64,409	9,090
Current portion of long-term debt	493,741	1,145,598
Current portion of parent company subordinated debt	234,021	188,543
Total current liabilities	2,199,326	2,650,162
Other long-term accrued liabilities	2,345,581	2,171,616
Parent company senior debt	2,775,425	2,771,957
Parent company subordinated debt	1,420,518	1,585,810
Subsidiary and project debt	6,647,986	6,304,923
Deferred income taxes	1,336,374	1,281,833
Total liabilities	16,725,210	16,766,301
Deferred income	56,120	62,443
Minority interest	19,381	14,119
Preferred securities of subsidiaries	88,658	89,540

Commitments and contingencies (Note 14)

Stockholders' equity:
Zero-coupon convertible preferred stock - authorized 50,000 shares,
no par value, 41,263 shares issued and outstanding	-	-
Common stock - authorized 60,000 shares, no par value, 9,081 shares
issued and outstanding	-	-
Additional paid-in capital	1,951,305	1,950,663
Retained earnings	1,563,951	1,156,843
Accumulated other comprehensive loss, net	(268,906)	(136,347)
Total stockholders' equity	3,246,350	2,971,159
Total liabilities and stockholders' equity	$20,135,719	$19,903,562

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(Unaudited)

Operating revenue	$1,745,437	$1,534,057	$5,154,029	$4,858,826

Costs and expenses:
Cost of sales	772,675	591,370	2,319,049	2,020,132
Operating expense	415,206	408,020	1,239,121	1,210,820
Depreciation and amortization	165,478	165,058	462,458	496,354
Total costs and expenses	1,353,359	1,164,448	4,020,628	3,727,306

Operating income	392,078	369,609	1,133,401	1,131,520

Other income (expense):
Interest expense	(221,029)	(225,021)	(676,691)	(677,825)
Capitalized interest	4,719	7,139	12,897	16,041
Interest and dividend income	17,285	11,066	40,714	25,528
Other income	14,799	13,217	73,502	44,514
Other expense	(17,562)	(1,028)	(24,295)	(5,673)
Total other income (expense)	(201,788)	(194,627)	(573,873)	(597,415)
Income from continuing operations before
income tax expense, minority interest and
preferred dividends of subsidiaries and
equity income	190,290	174,982	559,528	534,105
Income tax expense	55,584	63,840	187,175	202,127
Minority interest and preferred dividends of
subsidiaries	4,409	3,837	11,076	9,865
Income from continuing operations before
equity income	130,297	107,305	361,277	322,113
Equity income	22,906	18,792	41,023	28,083
Income from continuing operations	153,203	126,097	402,300	350,196
Income (loss) from discontinued operations,
net of income tax (Note 5)	1,828	(346,723)	4,808	(366,176)
Net income (loss) available to common and
preferred stockholders	$155,031	$(220,626)	$407,108	$(15,980)

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Income from continuing operations	$402,300	$350,196
Adjustments to reconcile income from continuing operations
to cash flows from continuing operations:
Distributions less income on equity investments	(16,874)	(13,011)
Gain on other items, net	(22,667)	(3,886)
Depreciation and amortization	462,458	496,354
Amortization of regulatory assets and liabilities	31,318	(1,777)
Amortization of deferred financing costs	14,496	15,589
Provision for deferred income taxes	136,119	151,751
Other	20,862	25,387
Changes in other items:
Accounts receivable and other current assets	122,668	101,675
Accounts payable and other accrued liabilities	53,299	129,328
Deferred income	(5,816)	(862)
Net cash flows from continuing operations	1,198,163	1,250,744
Net cash flows from discontinued operations	392	(28,991)
Net cash flows from operating activities	1,198,555	1,221,753
Cash flows from investing activities:
Capital expenditures relating to operating projects	(533,853)	(527,094)
Construction and other development costs	(272,749)	(193,947)
Purchases of available-for-sale securities	(2,358,560)	(1,458,244)
Proceeds from sale of available-for-sale securities	2,460,652	1,456,210
Purchase of other investments	(556,590)	-
Acquisitions, net of cash acquired	(9,474)	(37,283)
Proceeds from sale of assets	55,971	9,398
Proceeds from note receivable	-	97,000
(Increase) decrease in restricted cash and investments	8,915	(21,361)
Other	(5,743)	25,537
Net cash flows from continuing operations	(1,211,431)	(649,784)
Net cash flows from discontinued operations	6,194	966
Net cash flows from investing activities	(1,205,237)	(648,818)
Cash flows from financing activities:
Proceeds from subsidiary and project debt	750,578	21,002
Proceeds from parent company senior debt	-	249,765
Repayments of subsidiary and project debt	(632,205)	(185,666)
Repayments of parent company senior and subordinated debt	(381,533)	(100,000)
Net repayment of subsidiary short-term debt	(448)	(45,347)
Net proceeds from parent company revolving credit facility	55,000	-
Purchase and retirement of common stock	-	(20,000)
Other	(8,116)	(31,576)
Net cash flows from continuing operations	(216,724)	(111,822)
Net cash flows from discontinued operations	-	(136,505)
Net cash flows from financing activities	(216,724)	(248,327)
Effect of exchange rate changes	(19,130)	1,415
Net change in cash and cash equivalents	(242,536)	326,023
Cash and cash equivalents at beginning of period	837,353	587,689
Cash and cash equivalents at end of period	$594,817	$913,712
Supplemental Disclosure:
Interest paid, net of interest capitalized	$612,434	$617,573
Income taxes (refunded) paid	$41,514	$(32,877)

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of MidAmerican Energy Holdings Company and subsidiaries (“MEHC” or the “Company”), the unaudited consolidated financial statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the financial position as of September 30, 2005, the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, describe the most significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2005. Additionally, amounts held in trust consist of separately designated trust accounts for homebuyers’ earnest money and other deposits. The Company holds such funds until sold properties are closed and subsequently disburses amounts in accordance with the settlement instructions.

The unaudited consolidated financial statements include the accounts of MEHC and its wholly-owned subsidiaries, except for certain trusts formed to hold trust preferred securities which were deconsolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”. Subsidiaries which are less than 100% owned but greater than 50% owned are consolidated with a minority interest. Subsidiaries that are 50% owned or less, but where the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments where the Company’s ability to influence is limited are accounted for under the cost method of accounting.

The Company's operations are organized and managed as seven distinct platforms: MidAmerican Funding, LLC (which includes MidAmerican Energy Company (“MidAmerican Energy”)), Kern River Gas Transmission Company (“Kern River”), Northern Natural Gas Company (“Northern Natural Gas”), CE Electric UK Funding Company (“CE Electric UK”) (which includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. (“HomeServices”).

Certain amounts in the prior period consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassifications of changes in restricted cash and investments and auction rate securities. Such reclassifications did not impact previously reported net income or retained earnings.

The accompanying consolidated statement of cash flows for the nine months ended September 30, 2004, reflects a reclassification of changes in restricted cash and investments from a financing activity to an investing activity. This reclassification resulted in a $20.4 million increase in cash used in investing activities and a corresponding decrease in cash used in financing activities.

The accompanying consolidated balance sheet as of December 31, 2004, reflects a reclassification of instruments used in the Company’s cash management program from cash and cash equivalents to short-term investments of $123.6 million. This reclassification is to present certain auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. Additionally, in the accompanying consolidated statements of cash flows, cash and cash equivalents were reduced by $123.6 million, $62.0 million and $72.5 million at December 31, 2004, September 30, 2004 and December 31, 2003, respectively, to reflect the reclassification of these instruments from cash and cash equivalents to short-term investments.

2.	Stockholders’ Equity

On March 14, 2000, MEHC and an investor group comprising Berkshire Hathaway Inc. (“Berkshire Hathaway”), Walter Scott, Jr., a director of MEHC, David L. Sokol, Chairman and Chief Executive Officer of MEHC, and Gregory E. Abel, President and Chief Operating Officer of MEHC, executed a definitive agreement and plan of merger whereby the investor group, together with certain of Mr. Scott’s family members and family trusts and corporations, acquired all of the outstanding common stock of MEHC. As of September 30, 2005 and December 31, 2004, Walter Scott, Jr. (together with certain of his family members and family trusts and corporations), Berkshire Hathaway, David L. Sokol and Gregory E. Abel own, 88.1%, 9.9%, 1.4% and 0.6%, respectively, of MEHC’s voting common stock and hold diluted ownership interests of 15.3%, 80.5%, 2.9% and 1.3%, respectively. Berkshire Hathaway owns the 41,263,395 shares of MEHC’s no par, zero coupon convertible preferred stock. Each share of preferred stock is convertible at the option of the holder into one share of MEHC’s common stock subject to certain adjustments as described in MEHC’s Amended and Restated Articles of Incorporation and is convertible only upon the occurrence of specified events, including the modification or elimination of the Public Utility Holding Company Act of 1935 (“PUCHA”) so that holding company registration would not be triggered by conversion.

The Energy Policy Act of 2005 became law on August 8, 2005 and included the repeal of PUHCA, effective February 8, 2006. In accordance with the terms of its convertible preferred stock, Berkshire Hathaway, MEHC and MidAmerican Energy have sought and received regulatory clearances to convert Berkshire Hathaway’s convertible preferred stock investment in MEHC to common stock from the Federal Energy Regulatory Commission (“FERC”), the European Commission, the Nuclear Regulatory Commission, the Department of Justice and the Iowa Utilities Board (“IUB”). The transaction remains subject to clearance by the Illinois Commerce Commission. The Company anticipates Berkshire Hathaway’s conversion of its convertible preferred stock investment to common stock in February 2006. Upon conversion, Berkshire Hathaway will have an 83.8% (80.5% on a diluted basis) voting interest in MEHC.

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

MEHC expects to fund the acquisition with proceeds from an investment by Berkshire Hathaway of approximately $3.4 billion in common stock and the issuance by MEHC to third parties of approximately $1.7 billion of long-term senior notes, preferred stock, or other securities with equity characteristics. However, the transaction is not conditioned on such third party financing and if funds were not available from third parties, Berkshire Hathaway is expected to provide any required funding.

The acquisition is subject to customary conditions, including the approval of the transaction by the shareholders of ScottishPower and the receipt of required state and federal approvals. ScottishPower’s shareholders approved the transaction on July 22, 2005. Applications for approval of the acquisition or waiver of approval were filed with the relevant regulatory authorities of California, Idaho, Oregon, Utah, Washington and Wyoming on July 15, 2005, with the Nuclear Regulatory Commission on June 30, 2005, and with the FERC on July 22, 2005. The transaction will not be subject to antitrust review by the Department of Justice or the Federal Trade Commission given the expiration of the ten-day waiting period following the filing of a notice on July 22, 2005 of the proposed transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Operating revenue	$-	$538	$-	$2,445

Losses from discontinued operations	$-	$(9,840)	$-	$(42,695)
Proceeds from (costs of) disposal activities, net	3,087	(1,019)	8,118	(1,019)
Asset impairment charges	-	(479,233)	-	(479,233)
Goodwill impairment charges	-	(52,776)	-	(52,776)
Income tax (expense) benefit	(1,259)	196,145	(3,310)	209,547
Income (loss) from discontinued operations,
net of tax	$1,828	$(346,723)	$4,808	$(366,176)

Implementation of a decommissioning plan began in September 2004 and is expected to be completed during the fourth quarter of 2005. Proceeds from the sale of the Zinc Recovery Project’s assets have exceeded the cost of disposal activities during the three and nine months ended September 30, 2005. Salvage proceeds are recognized in the period earned. Costs are recognized in the period in which the related liability is incurred. Future cash expenditures relating to the completion of the decommissioning plan are not expected to be material.

6.	Properties, Plants and Equipment, Net

Properties, plants and equipment, net consist of the following (in thousands):

	Depreciation	September 30,	December 31,
	Life	2005	2004

Utility generation and distribution system	10-50 years	$10,282,395	$10,135,482
Interstate pipelines’ assets	3-80 years	3,626,610	3,566,578
Independent power plants	10-30 years	1,384,268	1,384,660
Gas reserves and exploration assets	5-30 years	109,073	92,298
Utility non-operational assets	3-30 years	306,364	308,442
Other assets	3-10 years	177,239	167,150
Total operating assets		15,885,949	15,654,610
Accumulated depreciation and amortization		(4,917,784)	(4,620,007)
Net operating assets		10,968,165	11,034,603
Construction in progress		758,374	572,661
Properties, plants and equipment, net		$11,726,539	$11,607,264

The utility generation and distribution system and interstate pipelines’ assets constitute the regulated assets of MidAmerican Energy, Kern River, Northern Natural Gas and CE Electric UK. At September 30, 2005 and December 31, 2004, accumulated depreciation and amortization related to the Company’s regulated assets totaled $4.1 billion and $3.8 billion, respectively.

7.	Short-Term Investments

As of September 30, 2005 and December 31, 2004, the Company had $20.6 million and $123.6 million, respectively, of short-term investments consisting primarily of auction rate securities. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value.

8.	Other Investments

Other investments are classified as non-current in the accompanying consolidated balance sheets as management does not intend to use them in current operations. Gross unrealized gains and losses of other investments are not material at September 30, 2005 or December 31, 2004. Other investments consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Guaranteed investment contracts	$529,170	$-
Nuclear decommissioning trust fund	225,274	207,464
CE Generation, LLC (“CE Generation”) and Salton Sea Funding
Corporation bonds	23,634	27,641
Other	30,308	26,470
Total other investments	$808,386	$261,575

In May 2005, certain indirect wholly-owned subsidiaries of CE Electric UK purchased £300.0 million of fixed rate guaranteed investment contracts (£100.0 million at 4.75% and £200.0 million at 4.73%) with the proceeds of the issuance of £350.0 million of 5.125% bonds due in 2035. These guaranteed investment contracts mature in December 2007 (£100.0 million) and February 2008 (£200.0 million), respectively, the proceeds of which will be used to repay certain long-term debt of subsidiaries of CE Electric UK. The guaranteed investment contracts are reported at cost.

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

Equity investments consist mainly of MEHC’s 50% investment in CE Generation and HomeServices’ equity investments in various entities that generally conduct title, mortgage and insurance activities primarily related to the real estate brokerage business. Equity investments and related equity income consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

MEHC’s investment in CE Generation	$202,886	$188,670
HomeServices’ equity investments	21,688	19,047
Other	9,441	9,218
Total equity investments	$234,015	$216,935

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

MEHC’s investment in CE Generation	$15,291	$13,524	$24,130	$13,430
HomeServices’ equity investments	6,805	5,268	16,083	14,641
Other	810	-	810	12
Total equity income	$22,906	$18,792	$41,023	$28,083

10.	Other Income and Expense

Other income consists of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Gains on sales of non-strategic assets and
investments	$-	$3,609	$39,691	$3,609
Gain on Mirant bankruptcy claim	-	-	-	14,750
Allowance for equity funds used during construction	8,208	5,662	18,897	13,867
Corporate-owned life insurance income	1,553	1,413	3,308	3,185
Other	5,038	2,533	11,606	9,103
Total other income	$14,799	$13,217	$73,502	$44,514

Included in gains on sales of non-strategic assets and investments was a gain of $19.8 million in the second quarter of 2005 at Northern Natural Gas from the sale of an idled section of pipeline in Oklahoma and Texas. The Company also realized gains from sales of certain non-strategic investments at MidAmerican Funding, LLC of $9.9 million and CE Electric UK of $8.4 million in the first six months of 2005.

In July 2003, Mirant Americas Energy Marketing (“Mirant”) filed Chapter 11 bankruptcy. On December 18, 2003, Mirant rejected a 15-year firm transportation contract for 90,000 decatherms per day of capacity. On January 13, 2004, Kern River filed a proof of claim with the bankruptcy court for an aggregate total of $210.2 million, which Kern River believed was secured by the $14.8 million in proceeds received from its letter of credit and held as a cash security deposit. In May 2004, the bankruptcy court issued an order permitting Kern River to apply 100% of the $14.8 million it held in cash collateral to its claim for damages. On October 12, 2004, Mirant filed an objection to Kern River’s claim, asserting, among other things, that Kern River had not included a discount adjustment or mitigation to the claim. On November 11, 2004, Kern River filed an amended proof of claim of $138.8 million, reflecting discounting, mitigation and other adjustments. The amended proof of claim excludes the $14.8 million already received by Kern River. On September 21, 2005, the court issued an order finding that, after mitigation and the $14.8 million already received, Kern River is entitled to an allowed general unsecured claim of $74.4 million. Mirant did not appeal the order. November 10, 2005, has been set as the date to vote on and file objections to the plan of reorganization. The confirmation hearing for the plan of reorganization is set for December 1, 2005. If the plan is confirmed in December 2005, the $74.4 million allowed claim is expected to be distributed in stock in 2006. Kern River is currently undertaking efforts to remarket the rejected capacity on both a firm and interruptible transportation basis.

The Company’s other expense totaled $17.6 million and $1.0 million, respectively, for the three months ended September 30, 2005 and 2004, and $24.3 million and $5.6 million, respectively, for the nine months ended September 30, 2005 and 2004. MidAmerican Funding, LLC has investments in commercial passenger aircraft leased to major domestic airlines, which are accounted for as leveraged leases. During the third quarter of 2005, two major airline carriers filed for bankruptcy. MidAmerican Funding, LLC evaluated its investments in commercial passenger aircraft and recognized losses totaling $14.0 million, or $8.8 million after tax, for other-than-temporary impairments of those investments in the third quarter of 2005. The remaining carrying values of MidAmerican Funding, LLC’s commercial aircraft leveraged leases are not material.

11.	Debt Issuances, Redemptions and Maturities

In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

On February 15, 2005, MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, were repaid upon maturity.

On April 4, 2005, CE Electric UK and certain of its subsidiaries entered into a variable rate, five year, £100.0 million committed revolving credit facility.

On April 14, 2005, Northern Natural Gas issued $100.0 million of 5.125% senior notes due May 1, 2015. The proceeds were used by Northern Natural Gas to repay its outstanding $100.0 million 6.875% senior notes due May 1, 2005.

On May 5, 2005, Northern Electric Finance plc, an indirect wholly-owned subsidiary of CE Electric UK, issued £150.0 million of 5.125% bonds due 2035, guaranteed by Northern Electric and guaranteed as to scheduled payments of principal and interest by Ambac Assurance UK Limited (“Ambac”). Additionally, on May 5, 2005, Yorkshire Electricity, an indirect wholly-owned subsidiary of CE Electric UK, issued £200.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac. The proceeds from the offerings are being used for general corporate purposes and invested. Investments include a £100.0 million 4.75% fixed rate guaranteed investment contract maturing December 2007 and a £200.0 million 4.73% fixed rate guaranteed investment contract maturing February 2008. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its £200.0 million 7.25% bonds due 2022.

On August 26, 2005, MEHC entered into a $400.0 million, variable rate (LIBOR plus 0.475%), credit facility pursuant to the terms and conditions of a credit agreement. The credit agreement is unsecured and has a termination date of August 26, 2010. As of September 30, 2005, the outstanding balance and amount of letters of credit issued under the credit agreement totaled $55.0 million and $49.5 million, respectively. At September 30, 2005, the interest rate on the $55.0 million outstanding under the credit agreement was 4.225%.

On September 15, 2005, MEHC’s 7.23% senior notes, totaling $260.0 million, were repaid upon maturity.

On November 1, 2005, MidAmerican Energy issued $300.0 million of 5.75% medium-term notes due November 1, 2035. The proceeds will be used by MidAmerican Energy to support construction of its electric generation projects and for general corporate purposes.

12.	Other Current Assets

MidAmerican Energy’s management of its exposure to market risk has not changed materially from December 31, 2004, nor has the scope of its use of financial instruments for both hedging and proprietary trading purposes. During the first nine months of 2005, market prices for natural gas have increased significantly. Accordingly, MidAmerican Energy’s other current assets increased to $118.9 million at September 30, 2005 from $14.1 million at December 31, 2004 in the accompanying consolidated balance sheets reflecting the increased market value of these contracts. The regulatory liability established for the majority of these contracts likewise has increased as these amounts will be a benefit to MidAmerican Energy’s retail gas utility customers through the purchased gas adjustment clauses.

13.	Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the nine months ended September 30, 2005:

Kern River

On April 30, 2004, Kern River filed a general rate case with the FERC pursuant to the requirements of its prior rate case settlement. Under the procedural schedule adopted, a hearing was held on the issues in August 2005 and an administrative law judge decision is expected in January 2006.

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

Northern Natural Gas also filed tariff sheets with the FERC in relation to its system levelized account (“SLA”) in April 2004 with the new rates going into effect on June 1, 2004, subject to refund. During the first quarter of 2005, Northern Natural Gas received FERC approval of the SLA settlement. The SLA settlement provides for a mortgage-style recovery of the final SLA balance as of December 31, 2004, over a forty-eight month period beginning November 1, 2003. Under the SLA settlement, Northern Natural Gas is responsible for the financial impacts of managing operational storage volumes.

Northern Natural Gas recognized net benefits to operating income during the nine months ended September 30, 2005 of $19.9 million, reflecting final settlement adjustments and the ongoing operating impact of lower depreciation and amortization due to changes in the useful lives of its transmission, storage and intangible assets and higher regulatory amortization of the remaining SLA balance. Northern Natural Gas provided refunds including interest of $71.5 million to its customers in the third quarter of 2005 consistent with the terms of the Settlement, generally reflecting the difference between the rate increases implemented on November 1, 2003 and November 1, 2004 and the revenue generated using the Settlement rates.

14.	Commitments and Contingencies

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

Under the existing New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

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

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. On October 13, 2005, the EPA proposed a rule that would change its NSR permitting program for existing power plants and opened a 60-day public comment period. The impact of these proposed changes on MidAmerican Energy cannot be determined until after the rule is finalized and implemented.

Nuclear Decommissioning

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs. MidAmerican Energy's share of estimated decommissioning costs for Quad Cities Station, as of September 30, 2005 and December 31, 2004, was $160.8 million and $154.2 million, respectively, and is the asset retirement obligation for Quad Cities Station, which is reflected in other long-term accrued liabilities in the accompanying consolidated balance sheets. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station.

Legal Matters

In addition to the proceeding described below, the Company is currently party to various items of litigation or arbitration in the normal course of business, none of which are reasonably expected by the Company to have a material adverse effect on its financial position, results of operations or cash flows.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan Water and Energy Company, Inc. (“CE Casecnan”) stockholder agreement, which is based upon proforma financial projections of the Casecnan project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against, among others, CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and the alleged improper settlement of the Casecnan Project’s arbitration dispute with the Philippine government in October 2003. On January 21, 2004, CE Casecnan Ltd., LPG and CE Casecnan entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend declarations in 2004 and 2005, totaling $17.6 million at September 30, 2005 and $15.9 million at December 31, 2004, respectively, was set aside by CE Casecnan in a separate bank account in the name of CE Casecnan and is shown as restricted cash and short-term investments and other current liabilities in the accompanying consolidated balance sheets.

On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. MEHC intends to appeal this decision. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. At the hearing on October 26, 2005, the court denied LPG’s motion and LPG noted its intent to withdraw the claims arising out of the Casecnan Project’s settlement of its arbitration dispute with the Philippine government. The remaining phase of the case is expected to be limited to the fiduciary duty claims against MEHC. The impact, if any, of this litigation on the Company cannot be determined at this time.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in CE Casecnan were purchased by MEHC in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MEHC’s and CE Casecnan Ltd.'s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. The motion was heard on October 21, 2005, and the court took the matter under advisement. The impact, if any, of this litigation on the Company cannot be determined at this time.

15.	Comprehensive Income

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$155,031	$(220,626)	$407,108	$(15,980)
Other comprehensive income (loss):
Foreign currency translation	(26,223)	(3,102)	(142,170)	18,243
Minimum pension liability, net of tax of $1,386,
$289, $5,866 and $(1,021), respectively	3,234	675	15,286	(2,383)
Marketable securities, net of tax of $265, $(161),
$281 and $(363), respectively	397	(242)	422	(545)
Cash flow hedges, net of tax of $25,544, $(802),
$(2,294) and $(2,224), respectively	37,417	(1,621)	(6,097)	(3,825)
Total comprehensive income (loss)	$169,856	$(224,916)	$274,549	$(4,490)

The Company may enter into contractual agreements to hedge exposure to interest rate risk. Changes in fair value of interest rate “locks” used as cash flow hedges are reported in accumulated other comprehensive income (loss) to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense over the term of the related debt issuance. In May 2005, MEHC entered into an interest rate lock in the notional amount of $1.6 billion to protect against a rise in interest rates related to the anticipated financing of the PacifiCorp acquisition. For the three and nine months ended September 30, 2005, the amount of the deferred gain included in other comprehensive income (loss) was $42.8 million, net of tax, and $5.1 million, net of tax, respectively. The related asset of $8.4 million at September 30, 2005, is recorded in other current assets in the accompanying consolidated balance sheet.

16.	Retirement Plans

Domestic Operations

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries. Non-union employees hired after June 30, 2004, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the pension, including supplemental retirement, and postretirement benefit plans included the following components for MEHC and its domestic energy subsidiaries for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Pension:
Service cost	$6,459	$6,312	$19,817	$19,256
Interest cost	9,539	8,696	27,942	26,463
Expected return on plan assets	(10,239)	(9,444)	(29,293)	(28,816)
Amortization of net transition balance	-	(196)	-	(597)
Amortization of prior service cost	740	690	2,089	2,070
Amortization of prior year loss	193	392	960	1,177
Net periodic benefit cost	$6,692	$6,450	$21,515	$19,553

Postretirement:
Service cost	$1,786	$1,992	$5,081	$6,057
Interest cost	3,074	3,992	10,251	12,139
Expected return on plan assets	(2,680)	(2,143)	(7,322)	(6,517)
Amortization of net transition balance	603	834	1,831	2,536
Amortization of prior service cost	-	75	-	229
Amortization of prior year loss	342	838	1,184	2,547
Net periodic benefit cost	$3,125	$5,588	$11,025	$16,991

The Company expects to contribute $6.6 million and $15.8 million in 2005 to its domestic pension and postretirement plans, respectively. For the nine months ended September 30, 2005, $4.3 million and $12.1 million of contributions have been made to the pension and postretirement plans, respectively.

United Kingdom Operations

Certain wholly-owned subsidiaries of CE Electric UK participate in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the United Kingdom. Net periodic benefit cost for the pension plan included the following components for CE Electric UK for the three-month and nine-month periods ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Service cost	$3,750	$3,003	$11,621	$9,030
Interest cost	18,748	18,247	58,103	54,864
Expected return on plan assets	(23,747)	(24,436)	(73,596)	(73,472)
Amortization of prior service cost	455	409	1,453	1,231
Amortization of prior year loss	5,751	4,186	16,944	12,587
Net periodic benefit cost	$4,957	$1,409	$14,525	$4,240

CE Electric UK and its subsidiaries expect to contribute $52.9 million in 2005 to its pension plan, including $32.0 million for the existing funding deficiency. For the nine months ended September 30, 2005, $38.7 million of contributions have been made to the pension plan. Payments for the existing funding deficiency began in April 2005.

17.	Segment Information

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Operating revenue:
MidAmerican Energy	$723,308	$566,447	$2,199,300	$1,982,915
Kern River	82,230	82,139	239,986	236,126
Northern Natural Gas	115,385	85,999	378,450	383,443
CE Electric UK	209,367	216,109	663,453	694,926
CalEnergy Generation-Foreign	79,095	85,080	223,417	224,008
CalEnergy Generation-Domestic	8,324	9,414	24,926	31,132
HomeServices	538,367	496,088	1,454,845	1,343,580
Total reportable segments	1,756,076	1,541,276	5,184,377	4,896,130
Corporate/other(1)	(10,639)	(7,219)	(30,348)	(37,304)
Total operating revenue	$1,745,437	$1,534,057	$5,154,029	$4,858,826

Depreciation and amortization:
MidAmerican Energy	$77,478	$71,983	$215,279	$222,775
Kern River	15,546	14,018	46,709	38,557
Northern Natural Gas	13,252	16,413	16,160	49,726
CE Electric UK	31,667	34,789	101,445	100,034
CalEnergy Generation-Foreign	22,569	22,527	67,951	67,890
CalEnergy Generation-Domestic	2,187	2,181	6,561	6,540
HomeServices	4,456	4,940	13,179	16,150
Total reportable segments	167,155	166,851	467,284	501,672
Corporate/other(1)	(1,677)	(1,793)	(4,826)	(5,318)
Total depreciation and amortization	$165,478	$165,058	$462,458	$496,354

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Operating income:
MidAmerican Energy	$130,247	$115,232	$288,167	$285,721
Kern River	52,696	54,267	149,646	154,643
Northern Natural Gas	14,811	8,212	146,667	119,832
CE Electric UK	113,081	109,036	353,670	370,478
CalEnergy Generation-Foreign	49,429	55,178	136,648	137,441
CalEnergy Generation-Domestic	4,282	5,750	13,817	17,382
HomeServices	47,882	39,687	106,768	93,150
Total reportable segments	412,428	387,362	1,195,383	1,178,647
Corporate/other(1)	(20,350)	(17,753)	(61,982)	(47,127)
Total operating income	392,078	369,609	1,133,401	1,131,520
Interest expense	(221,029)	(225,021)	(676,691)	(677,825)
Capitalized interest	4,719	7,139	12,897	16,041
Interest and dividend income	17,285	11,066	40,714	25,528
Other income	14,799	13,217	73,502	44,514
Other expense	(17,562)	(1,028)	(24,295)	(5,673)
Total income from continuing operations before
income tax expense, minority interest and
preferred dividends of subsidiaries
and equity income	$190,290	$174,982	$559,528	$534,105

Interest expense:
MidAmerican Energy	$33,104	$29,809	$100,389	$90,795
Kern River	18,216	19,074	55,059	57,830
Northern Natural Gas	12,857	13,306	40,110	39,676
CE Electric UK	54,767	51,296	167,516	150,740
CalEnergy Generation-Foreign	7,371	10,539	23,971	32,840
CalEnergy Generation-Domestic	4,530	4,705	13,750	14,279
HomeServices	629	703	1,859	2,106
Total reportable segments	131,474	129,432	402,654	388,266
Corporate/other(1)	89,555	95,589	274,037	289,559
Total interest expense	$221,029	$225,021	$676,691	$677,825

Income from continuing operations before income
tax expense, minority interest and preferred
dividends of subsidiaries and equity income:
MidAmerican Energy	$96,886	$96,004	$214,739	$220,732
Kern River	35,467	35,182	95,150	111,439
Northern Natural Gas	4,778	201	132,569	86,396
CE Electric UK	68,333	67,605	218,268	242,696
CalEnergy Generation-Foreign	49,183	49,730	132,861	117,875
CalEnergy Generation-Domestic	(43)	1,191	708	3,423
HomeServices	49,020	39,517	108,392	92,007
Total reportable segments	303,624	289,430	902,687	874,568
Corporate/other(1)	(113,334)	(114,448)	(343,159)	(340,463)
Total income from continuing operations before
income tax expense, minority interest and
preferred dividends of subsidiaries
and equity income	$190,290	$174,982	$559,528	$534,105

	September 30,	December 31,
	2005	2004
Total assets:
MidAmerican Energy	$7,591,416	$7,274,999
Kern River	2,085,650	2,135,265
Northern Natural Gas	2,248,730	2,200,846
CE Electric UK	5,963,630	5,794,887
CalEnergy Generation-Foreign	672,134	767,465
CalEnergy Generation-Domestic	567,188	553,741
HomeServices	880,916	724,592
Total reportable segments	20,009,664	19,451,795
Corporate/other(1)	126,055	451,767
Total assets	$20,135,719	$19,903,562

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

Goodwill as of December 31, 2004 and changes for the nine month period ended September 30, 2005 by reportable segment are as follows (in thousands):

			Northern	CE	CalEnergy
	MidAmerican	Kern	Natural	Electric	Generation	Home-
	Energy	River	Gas	UK	Domestic	Services	Total

Goodwill at December 31, 2004	$2,121,125	$33,900	$354,912	$1,329,791	$72,494	$394,529	$4,306,751
Goodwill from acquisitions
during the year	-	-	-	-	-	5,347	5,347
Foreign currency translation adjustment	-	-	-	(83,573)	-	-	(83,573)
Other goodwill adjustments(1)	(3,129)	-	(19,365)	(16,107)	(121)	(136)	(38,858)
Goodwill at September 30, 2005	$2,117,996	$33,900	$335,547	$1,230,111	$72,373	$399,740	$4,189,667

(1)	Other goodwill adjustments include primarily income tax adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue, production and cost trends, cost recovery, cost reduction and rate case strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, MEHC has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

Executive Summary

MEHC, through its subsidiaries, owns and operates a combined electric and natural gas utility company in the United States, two natural gas interstate pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States. These businesses are organized and managed as seven distinct platforms: MidAmerican Funding, LLC (“MidAmerican Energy”), Kern River Gas Transmission Company (“Kern River”), Northern Natural Gas Company (“Northern Natural Gas”), CE Electric UK Funding Company (“CE Electric UK”) (which includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. (“HomeServices”). These platforms are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Third Quarter Summary

MEHC’s income from continuing operations for the third quarter of 2005 increased $27.1 million, or 21.5%, to $153.2 million compared with $126.1 million for the same period in 2004.

•
MidAmerican Energy’s electric retail gross margin increased $15.0 million in the third quarter of 2005 over the third quarter of 2004 due to temperatures that were 24.6% higher than normal for the period compared to temperatures that were 24.9% lower than normal in the third quarter of 2004.

•
HomeServices’ operating income for the third quarter of 2005 increased $8.2 million, or 20.7%, from the comparable period in 2004. Operating revenue for the third quarter of 2005 increased $42.3 million, or 8.5%, and cost of sales increased $27.6 million from the comparable period in 2004. The increase in operating revenue was due to growth from existing businesses totaling $35.5 million primarily as a result of higher average sales prices and acquisitions not included in the comparable 2004 period totaling $6.8 million.

•
MidAmerican Funding, LLC recognized, as other expense, a $14.0 million pre-tax loss for other-than-temporary impairments related to its investments in commercial passenger aircraft leased to major domestic airlines in the first nine months of 2005. The remaining carrying values of MidAmerican Funding LLC’s commercial aircraft leveraged leases are not material.

•
Income tax expense for the third quarter decreased $8.2 million to $55.6 million from the comparable period in 2004. The effective tax rate for the third quarter decreased from 36.5% in 2004 to 29.2% in 2005. The lower effective rate is mainly due to the effects of production tax credits associated with MidAmerican Energy’s wind project and lower income taxes on foreign earnings.

The income from discontinued operations, net of income tax, of $1.8 million for the third quarter of 2005 reflects the proceeds received from the sale of assets, partially offset by the disposal costs incurred, in connection with the September 2004 decision to cease the operations of a zinc recovery plant, which had been constructed near certain geothermal energy generation facilities (the “Zinc Recovery Project”). The $346.7 million loss from discontinued operations, net of income tax, for the third quarter of 2004 consists primarily of a $340.3 million impairment charge recognized in connection with ceasing the operations of the Zinc Recovery Project.

First Nine Months Summary

MEHC’s income from continuing operations for the first nine months of 2005 increased $52.1 million, or 14.9%, to $402.3 million compared with $350.2 million for the same period in 2004.

•
Increased electric retail margins at MidAmerican Energy in the third quarter of 2005 offset unfavorable variances in electric wholesale margins in the first quarter of 2005 compared to the comparable periods in 2004 that were due primarily to the unavailability of certain base load generation resources and resulted in lost sale opportunities and more costly replacement power costs.

•
Northern Natural Gas reached agreement with its customers on two Federal Energy Regulatory Commission (“FERC”) approved rate settlements which increased operating income for the first nine months of 2005 by $19.9 million reflecting final revenue requirements and lower depreciation and amortization.

•
CE Electric UK’s operating revenue for the first nine months of 2005 decreased $31.4 million, or 4.5%, from the comparable period in 2004 due primarily to lower distribution revenue at both Northern Electric and Yorkshire Electricity, partially offset by lower operating expenses.

•
HomeServices’ operating income for the first nine months of 2005 increased $13.6 million, or 14.6%, from the comparable period in 2004. Operating revenue for the first nine months of 2005 increased $111.2 million, or 8.3%, and cost of sales increased $78.9 million from the comparable period in 2004. The increase in operating revenue was due to growth from existing businesses totaling $67.9 million primarily from higher average sales prices and acquisitions not included in the comparable 2004 period totaling $43.3 million.

•
Other income for the first nine months of 2005 increased $29.0 million from the comparable periods in 2004 mainly due to $39.7 million of gains on sales of non-strategic assets and investments in the first six months of 2005 and an increase in allowance for equity funds used during construction of capital projects mainly at MidAmerican Energy, partially offset by a $14.8 million gain on a bankruptcy claim received in the second quarter of 2004.

•
MidAmerican Funding, LLC recognized, as other expense, a $14.0 million pre-tax loss for other-than-temporary impairments related to its investments in commercial passenger aircraft leased to major domestic airlines in the first nine months of 2005.

•
Equity income for the first nine months of 2005 increased $12.9 million from the comparable periods in 2004, mainly due to higher earnings at CE Generation, LLC due to higher energy rates, increased generation and lower major maintenance costs, partially offset by higher fuel costs.

•
Income tax expense for the first nine months of 2005 decreased $14.9 million from the comparable periods in 2004. The effective tax rate for the first nine months decreased from 37.8% in 2004 to 33.5% in 2005. The lower effective rates are mainly due to the effects of production tax credits associated with MidAmerican Energy’s wind project and lower income taxes on foreign earnings.

The income from discontinued operations, net of income tax, of $4.8 million for the first nine months of 2005 reflects the proceeds received from the sale of assets, partially offset by the disposal costs incurred, in connection with the September 2004 decision to cease the operations of the Zinc Recovery Project. The $366.2 million loss from discontinued operations, net of income tax, for the first nine months of 2004 consists primarily of a $340.3 million impairment charge recognized in connection with ceasing the operations of the Zinc Recovery Project.

Results of Operations

Net income for the third quarter and the first nine months of 2005 and 2004 is summarized in the following table (in millions):

	Third Quarter		First Nine Months
	2005	2004	2005	2004

Operating revenue	$1,745.4	$1,534.1	$5,154.0	$4,858.8

Operating income	$392.1	$369.6	$1,133.4	$1,131.5
Interest expense	(221.0)	(225.0)	(676.7)	(677.8)
Other income, net	19.2	30.4	102.8	80.4
Income tax expense	(55.6)	(63.8)	(187.2)	(202.1)
Minority interest and preferred dividends of
subsidiaries	(4.4)	(3.9)	(11.0)	(9.9)
Equity income	22.9	18.8	41.0	28.1
Income from continuing operations	153.2	126.1	402.3	350.2
Income (loss) from discontinued operations, net
of income tax	1.8	(346.7)	4.8	(366.2)
Net income (loss) available to common and
preferred stockholders	$155.0	$(220.6)	$407.1	$(16.0)

Segment Results

A comparison of operating revenue and operating income for the Company’s reportable segments for the third quarter and the first nine months of 2005 and 2004 follows (in millions):

	Operating revenue
	Third Quarter		First Nine Months
	2005	2004	2005	2004

MidAmerican Energy	$723.3	$566.4	$2,199.3	$1,982.9
Kern River	82.2	82.1	240.0	236.1
Northern Natural Gas	115.4	86.0	378.5	383.4
CE Electric UK	209.4	216.1	663.5	694.9
CalEnergy Generation-Foreign	79.1	85.1	223.4	224.0
CalEnergy Generation-Domestic	8.3	9.4	24.9	31.1
HomeServices	538.4	496.1	1,454.8	1,343.6
Total reportable segments	1,756.1	1,541.2	5,184.4	4,896.0
Corporate/other	(10.7)	(7.1)	(30.4)	(37.2)
	$1,745.4	$1,534.1	$5,154.0	$4,858.8

	Operating income
	Third Quarter		First Nine Months
	2005	2004	2005	2004

MidAmerican Energy	$130.2	$115.2	$288.2	$285.7
Kern River	52.7	54.3	149.6	154.6
Northern Natural Gas	14.8	8.2	146.7	119.8
CE Electric UK	113.1	109.0	353.7	370.5
CalEnergy Generation-Foreign	49.4	55.2	136.6	137.4
CalEnergy Generation-Domestic	4.3	5.8	13.8	17.4
HomeServices	47.9	39.7	106.8	93.2
Total reportable segments	412.4	387.4	1,195.4	1,178.6
Corporate/other	(20.3)	(17.8)	(62.0)	(47.1)
	$392.1	$369.6	$1,133.4	$1,131.5

MidAmerican Energy

MidAmerican Energy owns a public utility headquartered in Iowa that is principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. Nonregulated affiliates within the MidAmerican Energy platform also conduct a number of nonregulated business activities. MidAmerican Energy’s operating revenue and operating income for the third quarter and the first nine months of 2005 and 2004 are summarized as follows (in millions):

	Operating revenue
	Third Quarter		First Nine Months
	2005	2004	2005	2004

Regulated electric	$467.6	$391.8	$1,127.4	$1,099.3
Regulated gas	181.2	117.2	858.7	684.4
Nonregulated	74.5	57.4	213.2	199.2
	$723.3	$566.4	$2,199.3	$1,982.9

	Operating income
	Third Quarter		First Nine Months
	2005	2004	2005	2004

Regulated electric	$140.0	$121.9	$261.6	$251.6
Regulated gas	(10.2)	(10.5)	17.9	22.7
Nonregulated	0.4	3.8	8.7	11.4
	$130.2	$115.2	$288.2	$285.7

The operating results of MidAmerican Energy’s regulated electric business for the third quarter and the first nine months of 2005 and 2004 are summarized as follows (in millions):

	Third Quarter		First Nine Months
	2005	2004	2005	2004

Retail	$376.7	$331.4	$943.0	$881.3
Wholesale	90.9	60.4	184.4	218.0
Total operating revenue	467.6	391.8	1,127.4	1,099.3
Cost of fuel, energy and capacity	145.6	91.5	337.0	304.4
Margin	322.0	300.3	790.4	794.9
Operating expense	112.4	114.2	337.6	343.8
Depreciation and amortization	69.6	64.2	191.2	199.5
Operating income	$140.0	$121.9	$261.6	$251.6

Sales (gigawatt-hours):
Retail	5,415	4,848	14,356	13,554
Wholesale	2,154	1,942	5,922	7,192
	7,569	6,790	20,278	20,746

MidAmerican Energy’s regulated electric retail revenue for the third quarter and the first nine months of 2005 increased $45.3 million, or 13.7%, to $376.7 million and $61.7 million, or 7.0%, to $943.0 million from the comparable periods in 2004. Electric retail sales volumes increased 11.7% compared to the third quarter of 2004. Higher average temperatures during the third quarter of 2005 compared to the third quarter of 2004 resulted in a $30.3 million increase in electric retail revenue. An increase in the average number of retail customers improved electric retail revenue by $4.2 million compared to the third quarter of 2004, while electricity usage factors not dependent on weather, such as changes in individual customer usage patterns, increased electric retail revenue by $4.6 million. Electric retail sales volumes increased 5.9% in the first nine months of 2005 compared to the same period in 2004. Higher average temperatures during the first nine months of 2005 compared to the first nine months of 2004 resulted in a $36.0 million increase in electric retail revenue. A growing retail customer base in 2005 helped improved electric retail revenue by $11.8 million compared to the first nine months of 2004, while electricity usage factors not dependent on weather increased electric revenue by $8.7 million.

In addition to retail sales, MidAmerican Energy sells electric energy to other utilities, marketers and municipalities. These sales are referred to as wholesale sales. MidAmerican Energy’s wholesale revenue for the first nine months of 2005 decreased $33.6 million, or 15.4%, to $184.4 million due mainly to a 17.7% decrease in units sold compared to the first nine months of 2004 resulting in a $38.5 million decrease in revenue. Wholesale sales volumes for the first nine months of 2005 decreased due to the timing of planned generation outages for the Louisa Generating Station and the loss of generating capacity at the Ottumwa Generating Station Unit No. 1 (“OGS Unit No. 1’), which experienced a failure of its step-up transformer on February 20, 2005. OGS Unit No. 1 returned to service on May 3, 2005. Additionally, wholesale energy revenue for the first nine months of 2005 increased by $4.9 million due to the impact of higher natural gas prices, partially offset by a higher proportion of lower-priced, off-peak sales.

A substantial portion of the year-over-year decrease in wholesale revenue was made up in the third quarter of 2005 as wholesale revenue increased in the quarter by $30.5 million, or 50.5%, from the comparable period in 2004. The favorable trend was attributed to a 10.9% increase in units sold resulting in higher wholesale revenue of $6.6 million and higher wholesale prices, driven by higher natural gas prices, temperatures and increased demand, resulting in a $23.9 million increase in wholesale revenue.

Cost of fuel, energy and capacity increased $54.1 million, or 59.1%, for the third quarter of 2005 from the comparable period in 2004, due to a $27.4 million increase in purchased power costs due to higher prices and an increase in fuel costs of $26.7 million due primarily to the increased use of gas-fired generation to meet higher energy requirements that resulted from greater sales volumes.

Cost of fuel, energy and capacity increased $32.6 million, or 10.7%, for the first nine months of 2005 from the comparable period in 2004, due to an increase in fuel costs of $38.4 million due mainly to the cost of replacement power as a result of the generating station outages previously discussed and the increased use of gas-fired generation, partially offset by lower prices for purchased capacity.

Regulated electric depreciation and amortization expense for the third quarter of 2005 increased $5.4 million, from the comparable period in 2004, as a result of higher regulatory expense of $3.5 million pursuant to a revenue sharing arrangement with the state of Iowa that provides for regulatory expense as a function of improved Iowa equity returns. Additionally, electric utility plant depreciation and amortization increased $2.2 million in part due to phase two of the Greater Des Moines Energy Center and a portion of the wind power facilities being placed in service in December 2004. Regulated electric depreciation and amortization expense for the first nine months of 2005 decreased by $8.3 million from the comparable period in 2004. The decrease for the first nine months of 2005 was due primarily to a $13.5 million decrease in regulatory expense related to the revenue sharing arrangement with the state of Iowa. Additionally, electric utility plant depreciation and amortization increased $5.9 million due to generation plant placed in service in December 2004.

Regulated electric operating expense for the third quarter and the first nine months of 2005 decreased by $1.8 million and $6.2 million, respectively, from the comparable periods in 2004 due primarily to lower postretirement costs and the timing of fossil fuel generating plant maintenance, partially offset by higher distribution operations costs.

Regulated gas revenues include purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or operating income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the third quarter of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 30.0%, resulting in a $33.6 million increase in revenue and cost of gas sold for the quarter. The remainder of the increase in revenue and cost of gas sold was due to an increase in wholesale sales volumes and prices.

Compared to the first nine months of 2004, MidAmerican Energy’s average per-unit cost of gas sold increased 21.3%, resulting in a $122.7 million increase in revenue and cost of gas sold for the first nine months of 2005. The remainder of the increase in revenue and cost of gas sold was due to an increase in sales to wholesale customers. The decrease in regulated gas operating income was the result of warmer temperature conditions in the first nine months of 2005 compared to the first nine months of 2004.

Nonregulated operating income for the third quarter and the first nine months of 2005 decreased $3.4 million and $2.7 million, respectively, from the comparable periods in 2004 due mainly to lower margins on nonregulated wholesale gas sales due to the timing of net earnings and losses on gas transportation contracts.

Kern River

Kern River owns an interstate natural gas transportation pipeline system. Operating revenue at Kern River is principally derived by providing firm or interruptible transportation services under long-term transportation service agreements.

Operating income for the third quarter and the first nine months of 2005 decreased $1.6 million, or 2.9%, to $52.7 million and $5.0 million, or 3.2%, to $149.6 million from the comparable periods in 2004.

Operating revenue for the third quarter and the first nine months of 2005 increased $0.1 million, or 0.1%, to $82.2 million and $3.9 million, or 1.7%, to $240.0 million from the comparable periods in 2004. The increase in operating revenue resulted from higher firm transportation revenue and commodity transportation revenue, net of revenue sharing, of $3.1 million and $12.8 million in the third quarter and the first nine months of 2005, respectively, due mainly to higher demand rates, subject to refund, for the current rate proceeding which became effective on November 1, 2004. This increase was partially offset by lower interruptible transportation revenue of $2.9 million and $8.3 million in the third quarter and the first nine months of 2005, respectively.

Depreciation and amortization expense for the third quarter and the first nine months of 2005 increased $1.5 million to $15.5 million and $8.2 million to $46.7 million from the comparable periods in 2004, due to higher depreciation rates in connection with the rate proceeding.

Northern Natural Gas

Northern Natural Gas owns an interstate natural gas transportation pipeline system. Operating revenue at Northern Natural Gas is principally derived by providing firm or interruptible transportation and storage services under long-term transportation storage service agreements.

Operating revenue for the third quarter of 2005 increased $29.4 million, or 34.2%, and for the first nine months of 2005 decreased $4.9 million, or 1.3%, from the comparable periods in 2004. The increase for the third quarter of 2005 was mostly attributable to significantly higher gas and liquids sales, and the decrease for the first nine months of 2005 was attributable to the net effects of two FERC approved rate settlements that reduced operating revenue during the first nine months of 2005 by $6.8 million. Increases in gas and liquids sales of $25.7 million and $3.8 million, respectively, were recorded in the third quarter and the first nine months of 2005. Due to the system levelized account (“SLA”) settlement, the net margin on these gas and liquids sales beginning in 2005 is no longer subject to a regulatory tracking procedure. Therefore, these sales now impact operating income, with benefits totaling $5.2 million and $6.1 million, respectively, for the third quarter and the first nine months of 2005.

Operating income for the third quarter and the first nine months of 2005 increased by $6.6 million to $14.8 million and $26.9 million to $146.7 million from the comparable periods in 2004. Two FERC approved settlements increased operating income for the third quarter and the first nine months of 2005 by $2.0 million and $19.9 million, respectively, reflecting final settlement adjustments and the ongoing operating impact of lower depreciation and amortization due to changes in the useful lives of its transmission, storage and intangible assets under the settlement offset by higher regulatory amortization of the remaining SLA balance.

Operating expense for the third quarter of 2005 also increased $2.6 million from the comparable period in 2004 due to higher environmental remediation costs. Operating expense for the first nine months of 2005 also decreased $4.6 million from the comparable period in 2004 due mainly to lower payroll and risk mitigation costs incurred, and reduced smart pigging and hydrostatic testing expense, offset by higher environmental remediation costs. Depreciation and amortization expense also increased $2.4 million for the first nine months of 2005 from the comparable period in 2004 due to additional assets placed in-service.

CE Electric UK

CE Electric UK owns two electricity distribution companies which operate in the north and east of England, Northern Electric and Yorkshire Electricity. The distribution companies’ main income is earned from the use of their electrical infrastructure levied on supply companies. CE Electric UK also owns an engineering contracting company, a gas exploration and production company and various other more minor subsidiaries.

Operating revenue for the third quarter of 2005 decreased $6.7 million, or 3.1%, to $209.4 million from the comparable period in 2004 due primarily to lower contracting revenues. The impact of the lower contracting revenues was largely offset by lower costs of sales. Operating income for the third quarter of 2005 increased $4.1 million, or 3.8%, to $113.1 million, from the comparable period in 2004 due primarily to lower costs associated with the withdrawal from the metering market, lower maintenance costs and operating efficiencies.

Operating income for the first nine months of 2005 decreased $16.8 million, or 4.5%, to $353.7 million from the comparable periods in 2004.

Operating revenue for the first nine months of 2005 decreased $31.4 million, or 4.5%, to $663.5 million from the comparable period in 2004 due primarily to $33.0 million lower distribution and $7.2 million lower contracting revenues, partially offset by an $8.8 million favorable impact of the exchange rate. During the first quarter of 2004, Northern Electric recognized above normal distribution revenue of $9.4 million related to additional units distributed during the regulatory year ended March 31, 2004. Additionally, distribution revenue decreased for the first nine months of 2005 due to actual billings being lower than the allowed income at both distribution companies, resulting in an under recovered position at September 30, 2005. This position is expected to reverse primarily over the next 18 months.

Cost of sales for the first nine months decreased $7.8 million due mainly to lower contracting work and exit charges from the National Grid Company.

Operating expenses for the first nine months of 2005 decreased $8.2 million due mainly to lower costs associated with the withdrawal from the metering market, lower maintenance costs and operating efficiencies.

CalEnergy Generation-Foreign

The CalEnergy Generation-Foreign platform consists of MEHC’s indirect ownership of the Upper Mahiao, Mahanagdong and Malitbog projects (collectively, the “Leyte Projects”), and a combined irrigation and hydroelectric power generation project located in the central part of the island of Luzon in the Philippines (the “Casecnan Project”). The ten-year cooperation periods for the Leyte Projects end in June 2006, July 2007 and July 2007, respectively, at which time each project will be transferred to the Philippine National Oil Company-Energy Development Corporation (“PNOC-EDC”) at no cost on an “as-is” basis. For the first nine months of 2005, the Upper Mahiao Project’s financial results represented 0.6%, 1.9% and 1.9%, respectively, and the Mahanagdong and Malitbog Projects’ combined financial results represented 2.1%, 8.4% and 5.9%, respectively, of MEHC’s total consolidated operating revenue, income from continuing operations and operating cash flows from continuing operations. Additionally, the net properties, plants and equipment and the project debt of the Leyte Projects represented 0.9% and 0.7%, respectively, of MEHC’s total consolidated net properties, plants and equipment and subsidiary and project debt at September 30, 2005.

Operating income for the third quarter and the first nine months of 2005 decreased $5.8 million, or 10.5%, to $49.4 million and $0.8 million, or 0.6%, to $136.6 million from the comparable periods in 2004.

Operating revenue for the third quarter and the first nine months of 2005 decreased $6.0 million, or 7.1%, to $79.1 million and $0.6 million, or 0.3%, to $223.4 million from the comparable periods in 2004. The decreases were mainly due to an $11.1 million decrease for the third quarter and a $10.4 million decrease for the nine months ended in variable energy fees, which is based upon actual energy delivered in each month in excess of 19.0 GWh, at the Casecnan Project due to drier conditions in 2005 compared to 2004, partially offset by increasing price indices at the Leyte Projects and the 7.5% increase in the water delivery rate based on a contractual annual escalation factor at the Casecnan Project.

HomeServices

HomeServices is the second largest full-service residential real estate brokerage firm in the United States. HomeServices’ operating revenue and cost of sales consists mainly of commission revenue from real estate brokerage transactions and associated commissions on the transactions.

Operating income for the third quarter of 2005 increased $8.2 million, or 20.7%, to $47.9 million from the comparable period in 2004. Operating revenue for the third quarter of 2005 increased $42.3 million, or 8.5%, to $538.4 million and cost of sales increased $27.6 million from the comparable period in 2004. The increase in operating revenue was due to growth from existing businesses totaling $35.5 million primarily as a result of higher average sales prices and acquisitions not included in the comparable 2004 period totaling $6.8 million.

Operating expense, consisting mainly of compensation, marketing and other administrative costs, increased $6.9 million for the third quarter of 2005 from the comparable period in 2004. Operating expense increased $5.2 million at existing businesses primarily due to higher marketing and occupancy expenses and $1.7 million related to acquisitions not included in the comparable 2004 period.

Operating income for the first nine months of 2005 increased $13.6 million, or 14.6%, to $106.8 million from the comparable period in 2004. Operating revenue for the first nine months of 2005 increased $111.2 million, or 8.3%, to $1,454.8 million and cost of sales increased $78.9 million from the comparable period in 2004. The increase in operating revenue was due to growth from existing businesses totaling $67.9 million reflecting higher average sales prices and acquisitions not included in the comparable 2004 period totaling $43.3 million.

Operating expense increased $21.7 million for the first nine months of 2005 from the comparable period in 2004, mainly due to $11.5 million related to acquisitions not included in the comparable 2004 period and $10.2 million in higher operating expense at existing businesses due primarily to higher marketing and occupancy expenses.

Depreciation and amortization for the first nine months of 2005 was $3.0 million lower than the comparable period in 2004 due primarily to lower amortization of acquisition related costs in the first nine months of 2005 as compared to the same period in 2004.

Interest Expense

Interest expense for the third quarter and the first nine months of 2005 decreased $4.0 million to $221.0 million and $1.1 million to $676.7 million from the comparable periods in 2004. Interest expense was lower in the third quarter and the first nine months of 2005 due to maturities of and principal repayments on parent company senior and subordinated debt and subsidiary and project debt, partially offset by additional interest expense on the £350.0 million of 5.125% bonds issued by certain indirect wholly-owned subsidiaries of CE Electric UK in May 2005 and MidAmerican Energy’s 4.65%, $350.0 million notes issued in October 2004. Additionally, in the first quarter of 2005, the Company incurred a $10.2 million charge to exercise the call option on the £155.0 million Variable Rate Reset Trust Securities at CE Electric UK.

Other Income, Net

Other income, net for the third quarter and the first nine months of 2005 and 2004 is summarized as follows (in millions):

	Third Quarter		First Nine Months
	2005	2004	2005	2004

Capitalized interest	$4.7	$7.1	$12.9	$16.0
Interest and dividend income	17.3	11.1	40.7	25.5
Other income	14.8	13.2	73.5	44.5
Other expense	(17.6)	(1.0)	(24.3)	(5.6)
Total other income, net	$19.2	$30.4	$102.8	$80.4

Interest and dividend income for the third quarter and the first nine months of 2005 increased from the comparable periods in 2004 mainly due to earnings on guaranteed investment contracts (£100.0 million at 4.75% and £200.0 million at 4.73%) purchased by certain indirect wholly-owned subsidiaries of CE Electric UK in May 2005 as well as earnings on higher cash balances.

Other income for the first nine months of 2005 increased $29.0 million from the comparable periods in 2004 mainly due to $39.7 million of gains on sales of non-strategic assets and investments in the first six months of 2005 and an increase in allowance for equity funds used during construction of capital projects mainly at MidAmerican Energy, partially offset by a $14.8 million gain on a bankruptcy claim received in the second quarter of 2004.

Included in the $39.7 million of gains on sales of non-strategic assets and investments was a gain of $19.8 million in the second quarter of 2005 at Northern Natural Gas from the sale of an idled section of pipeline in Oklahoma and Texas. The Company also realized gains from sales of certain non-strategic investments at MidAmerican Funding, LLC of $9.9 million and CE Electric UK of $8.4 million in the first six months of 2005.

In July 2003, Mirant filed Chapter 11 bankruptcy. On December 18, 2003, Mirant rejected a 15-year firm transportation contract for 90,000 decatherms per day of capacity. On January 13, 2004, Kern River filed a proof of claim with the bankruptcy court for an aggregate total of $210.2 million, which Kern River believed was secured by the $14.8 million in proceeds received from its letter of credit and held as a cash security deposit. In May 2004, the bankruptcy court issued an order permitting Kern River to apply 100% of the $14.8 million it held in cash collateral to its claim for damages. On October 12, 2004, Mirant filed an objection to Kern River’s claim, asserting, among other things, that Kern River had not included a discount adjustment or mitigation to the claim. On November 11, 2004, Kern River filed an amended proof of claim of $138.8 million, reflecting discounting, mitigation and other adjustments. The amended proof of claim excludes the $14.8 million already received by Kern River. On September 21, 2005, the court issued an order finding that, after mitigation and the $14.8 million already received, Kern River is entitled to an allowed general unsecured claim of $74.4 million. Mirant did not appeal the order. November 10, 2005, has been set as the date to vote on and file objections to the plan of reorganization. The confirmation hearing for the plan of reorganization is set for December 1, 2005. If the plan is confirmed in December 2005, the $74.4 million allowed claim is expected to be distributed in stock in 2006. Kern River is currently undertaking efforts to remarket the rejected capacity on both a firm and interruptible transportation basis.

Included in other expense are losses for other-than-temporary impairments of MidAmerican Funding, LLC’s investments in commercial passenger aircraft leased to major domestic airlines, which are accounted for as leveraged leases, of $14.0 million recognized in the third quarter of 2005. These impairments result from MidAmerican Funding, LLC’s evaluation of these investments in light of the bankruptcy filings of two major airline carriers in the third quarter of 2005. The remaining carrying values of MidAmerican Funding, LLC’s commercial aircraft leveraged leases are not material.

Income Tax Expense

Income tax expense for the third quarter and the first nine months of 2005 decreased $8.2 million to $55.6 million and $14.9 million to $187.2 million from the comparable periods in 2004. The effective tax rate for the third quarter and the first nine months decreased from 36.5% in 2004 to 29.2% in 2005 and from 37.8% in 2004 to 33.5% in 2005, respectively. The lower effective rates are mainly due to the effects of production tax credits associated with MidAmerican Energy’s wind project and lower income taxes on foreign earnings.

Equity Income

Equity income for the third quarter and the first nine months of 2005 increased $4.1 million to $22.9 million and $12.9 million to $41.0 million from the comparable periods in 2004. The increase is mainly due to higher earnings at CE Generation, LLC due to higher energy rates, increased production at the Imperial Valley Projects due to the timing and length of scheduled outages and lower major maintenance costs, partially offset by higher fuel costs.

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

Consolidated cash and cash equivalents were $594.8 million at September 30, 2005, compared to $837.4 million at December 31, 2004. Consolidated short-term investments, consisting primarily of auction rate securities, were $20.6 million at September 30, 2005, compared to $123.6 million at December 31, 2004. Each of MEHC’s direct or indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements at each subsidiary, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC will be available to satisfy the obligations of MEHC or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

In addition, the Company recorded separately, in restricted cash and short-term investments and in deferred charges and other assets, restricted cash and investments of $156.1 million and $164.5 million at September 30, 2005 and December 31, 2004, respectively. The restricted cash balance for both periods is comprised primarily of amounts deposited in restricted accounts which are reserved for the service of debt obligations, customer deposits held in escrow, custody deposits and unpaid dividends declared obligations.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $1,198.6 million for the first nine months of 2005, compared with $1,221.8 million for the same period in 2004. The decrease was mainly due to the receipt of a $79.0 million federal tax refund, in 2004, related to additional tax depreciation, partially offset by a higher earnings, changes in other working capital and a $29.4 million reduction in 2005 of cash used at the Zinc Recovery Project discontinued operation.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first nine months of 2005 and 2004 were $1,205.2 million and $648.8 million, respectively. The increase was mainly due to the purchase of two guaranteed investment contracts by certain indirect wholly-owned subsidiaries of CE Electric UK totaling $556.6 million and an $85.6 million increase in capital expenditures, construction and other development costs. Additionally, the Company collected the $97.0 million Republic of the Philippines (“ROP”) Note in 2004.

Capital Expenditures, Construction and Other Development Costs

The following table summarizes the capital expenditures, construction and other development costs by reportable segment (in millions):

	Nine Months
	Ended September 30,
	2005	2004
Capital expenditures:
MidAmerican Energy	$498.5	$347.2
Northern Natural Gas	72.1	88.1
CE Electric UK	222.8	233.3
Other reportable segments	13.1	34.4
Total reportable segments	806.5	703.0
Corporate/other	0.1	18.0
Total capital expenditures	$806.6	$721.0

Forecasted capital expenditures, construction and other development costs for fiscal 2005 are approximately $1.1 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures, were $533.9 million for the first nine months of 2005. Construction and other development costs were $272.7 million for the first nine months of 2005. These costs consist mainly of expenditures for large scale generation projects as described below.

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing the Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”) generation project, a 790 MW (expected accreditation) super-critical-temperature, coal-fired facility, and a 360 MW (nameplate rating) wind power project in Iowa, of which 310 MW was in service as of September 30, 2005. The projects will provide service to regulated retail electricity customers. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual costs of the generation projects in its Iowa rate base as long as actual costs do not exceed the agreed caps that MidAmerican Energy has deemed to be reasonable. If the caps are exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the caps, subject to regulatory review. Wholesale sales may also be made from the projects to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy expects to invest approximately $1.1 billion in the CBEC Unit 4 and wind generation projects, of which $622.0 million has been invested through September 30, 2005.

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

The wind power project currently under construction consists of wind power facilities located at two sites in north central Iowa totaling 360 MW (nameplate rating), including a 50 MW expansion of the original project. In December 2004, wind turbines totaling 160.5 MW were completed and in service, and in August and September 2005, wind turbines totaling 150 MW were placed in service. The remaining turbines are expected to be completed by the end of 2005. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The current projected accredited capacity for the 360 MW of wind power facilities is approximately 61 MW. MidAmerican Energy will own and operate these facilities, which, including transmission facilities, are expected to cost approximately $386 million, excluding allowance for funds used during construction. On January 31, 2005, the IUB approved ratemaking principles related to the expansion of the wind power project.

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

MEHC expects to fund the acquisition with proceeds from an investment by Berkshire Hathaway Inc. (“Berkshire Hathaway”) of approximately $3.4 billion in common stock and the issuance by MEHC to third parties of approximately $1.7 billion of long-term senior notes, preferred stock, or other securities with equity characteristics. However, the transaction is not conditioned on such third party financing and if funds were not available from third parties, Berkshire Hathaway is expected to provide any required funding.

The acquisition is subject to customary conditions, including the approval of the transaction by the shareholders of ScottishPower and the receipt of required state and federal approvals. ScottishPower’s shareholders approved the transaction on July 22, 2005. Applications for approval of the acquisition or waiver of approval were filed with the relevant regulatory authorities of California, Idaho, Oregon, Utah, Washington and Wyoming on July 15, 2005, with the Nuclear Regulatory Commission on June 30, 2005, and with the FERC on July 22, 2005. The transaction will not be subject to antitrust review by the Department of Justice or the Federal Trade Commission given the expiration of the ten-day waiting period following the filing of a notice on July 22, 2005 of the proposed transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Cash Flows from Financing Activities

Cash flows used in financing activities for the first nine months of 2005 were $216.7 million. Uses of cash totaled $1,022.3 million and consisted primarily of $632.2 million for repayments of subsidiary and project debt and $381.5 million for repayments of parent company senior and subordinated debt. Sources of cash totaled $805.6 million and consisted of $750.6 million of proceeds from the issuance of subsidiary and project debt and $55.0 million of proceeds from MEHC’s revolving credit facility.

Cash flows used in financing activities for the first nine months of 2004 were $248.3 million. Uses of cash totaled $519.1 million and consisted mainly of $367.4 million for repayments of subsidiary obligations, including $136.4 million of cash flows from discontinued operations, and $100.0 million for repayments of parent company subordinated debt. Sources of cash totaled $270.8 million and consisted primarily of proceeds from the issuance of parent company senior debt.

The Energy Policy Act of 2005 and Berkshire Hathaway Conversion

The Energy Policy Act of 2005 (“Energy Policy Act”), which became law on August 8, 2005, will potentially impact many segments of the energy industry. The Energy Policy Act included the repeal of the Public Utility Holding Company Act of 1935 (“PUHCA”), effective February 8, 2006. As required by the Energy Policy Act, the FERC has issued for comment rules to implement its new authority regarding the regulation of utility holding companies under the Public Utility Act of 2005 and is expected to issue final rules in December 2005. Additionally, the FERC is in the process of implementing other provisions of the Energy Policy Act, including expanded merger approval authority, electric system reliability, wholesale and retail electric competition, electric transmission expansion and pricing, and enforcement authority. While most of the final rules and key decisions have yet to be issued, the Company currently does not believe that the Energy Policy Act will have a material impact on its results of operations, financial condition or cash flows.

In accordance with the terms of its convertible preferred stock, Berkshire Hathaway, MEHC and MidAmerican Energy have sought and received regulatory clearances to convert Berkshire Hathaway’s convertible preferred stock investment in MEHC to common stock from the FERC, the European Commission, the Nuclear Regulatory Commission, the Department of Justice and the IUB. The transaction remains subject to clearance by the Illinois Commerce Commission. The Company anticipates Berkshire Hathaway’s conversion of its convertible preferred stock investment to common stock in February 2006. Upon conversion, Berkshire Hathaway will have an 83.8% (80.5% on a diluted basis) voting interest in MEHC.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, other than the items as follows.

In February 2005, a subsidiary of CE Electric UK exercised a call option to purchase, and then cancelled, its £155.0 million Variable Rate Reset Trust Securities, due in 2020. A charge to exercise the call option of $10.2 million was recognized in interest expense in the accompanying consolidated statement of operations.

On February 15, 2005, MidAmerican Energy’s 7% series of mortgage bonds, totaling $90.5 million, were repaid upon maturity.

On April 4, 2005, CE Electric UK and certain of its subsidiaries entered into a variable rate, five year, £100.0 million committed revolving credit facility.

On April 14, 2005, Northern Natural Gas issued $100.0 million of 5.125% senior notes due May 1, 2015. The proceeds were used by Northern Natural Gas to repay its outstanding $100.0 million 6.875% senior notes due May 1, 2005.

On May 5, 2005, Northern Electric Finance plc, an indirect wholly-owned subsidiary of CE Electric UK, issued £150.0 million of 5.125% bonds due 2035, guaranteed by Northern Electric and guaranteed as to scheduled payments of principal and interest by Ambac. Additionally, on May 5, 2005, Yorkshire Electricity, a wholly-owned subsidiary of CE Electric UK, issued £200.0 million of 5.125% bonds due 2035, guaranteed as to scheduled payments of principal and interest by Ambac. The proceeds from the offerings are being used for general corporate purposes and invested. Investments include a £100.0 million fixed rate guaranteed investment contract maturing December 2007 and a £200.0 million fixed rate guaranteed investment contract maturing February 2008. In connection with the issuance of such bonds, CE Electric UK entered into agreements amending certain terms and conditions of its £200.0 million 7.25% bonds due 2022.

On August 26, 2005, MEHC entered into a $400.0 million, variable rate (LIBOR plus 0.475%), credit facility pursuant to the terms and conditions of a credit agreement. The credit agreement is unsecured and has a termination date of August 26, 2010. As of September 30, 2005, the outstanding balance and amount of letters of credit issued under the credit agreement totaled $55.0 million and $49.5 million, respectively. At September 30, 2005, the interest rate on the $55.0 million outstanding under the credit agreement was 4.225%.

On September 15, 2005, MEHC’s 7.23% senior notes, totaling $260.0 million, were repaid upon maturity.

On November 1, 2005, MidAmerican Energy issued $300.0 million of 5.75% medium-term notes due November 1, 2035. The proceeds will be used by MidAmerican Energy to support construction of its electric generation projects and for general corporate purposes.

CalEnergy Generation-Foreign - Customers

The PNOC-EDC’s and the Philippine National Irrigation Administration’s obligations under the project agreements are substantially denominated in U.S. Dollars and are the Leyte Projects’ and Casecnan Project’s sole source of operating revenue. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations under the project agreements and any material failure of the Republic of the Philippines to fulfill its obligation under the performance undertaking would significantly impair the ability to meet existing and future obligations, including obligations pertaining to the outstanding project debt.

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

In conjunction with its risk management activities, MidAmerican Energy must meet credit quality standards as required by counterparties. MidAmerican Energy has energy trading agreements that, in accordance with industry practice, either specifically require it to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in MidAmerican Energy’s creditworthiness. If one or more of MidAmerican Energy’s credit ratings decline below investment grade, MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale marketing and trading activities. As of September 30, 2005, MidAmerican Energy’s estimated potential collateral requirements totaled approximately $165 million. MidAmerican Energy’s collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key MidAmerican Energy generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has in effect certain currency rate swap agreements for its Yankee Bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in Sterling. For the $281.1 million of the 6.496% Yankee Bonds outstanding at September 30, 2005, the agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed Sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements at September 30, 2005 was $73.8 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of September 30, 2005, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $34.4 million.

Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the first nine months of 2005:

MidAmerican Energy

On June 3, 2004, the FERC’s Division of Operational Investigations of the Office of Market Oversight and Investigations informed MidAmerican Energy that it was commencing an audit to determine whether and how MidAmerican Energy and its subsidiaries and affiliates are complying with (1) requirements of the standards of conduct and open access same-time information system of the FERC’s regulations, (2) codes of conduct, and (3) transmission practices. The FERC commenced several such audits of utilities in 2003 and 2004 and recently completed its audit of MidAmerican Energy. MidAmerican Energy has agreed to implement the recommendations of the FERC relative to its audit. Accordingly, MidAmerican Energy will build $9.2 million in previously unscheduled transmission system upgrades. That capital expenditure will be excluded from MidAmerican Energy’s rate base for six years during which time MidAmerican Energy will not earn a return on the transmission upgrades. In addition, MidAmerican Energy has agreed to accelerate $14.7 million of scheduled transmission system upgrades.

Kern River

On April 30, 2004, Kern River filed a general rate case with the FERC pursuant to the requirements of its prior rate case settlement. Under the procedural schedule adopted, a hearing was held on the issues in August 2005 and an administrative law judge decision is expected in January 2006.

Northern Natural Gas

On March 25, 2005, as modified on April 22, 2005, Northern Natural Gas filed a stipulation and agreement with the FERC (the “Settlement”). On June 20, 2005, the FERC approved the Settlement without modification. The Settlement represents the agreement Northern Natural Gas reached with its customers to settle the base tariff rates in the consolidated cases. The Settlement provides for, among other things, rates designed to generate revenues on an annual basis above the base rates which were in effect as of October 31, 2003, as follows: $48 million for the period November 1, 2003 through October 31, 2004, $53 million for the period November 1, 2004 through October 31, 2005, $58 million for the period November 1, 2005 through October 31, 2006, and $62 million beginning November 1, 2006. Northern Natural Gas provided refunds including interest of $71.5 million to its customers in the third quarter of 2005 consistent with the terms of the Settlement, generally reflecting the difference between the rate increases implemented on November 1, 2003 and November 1, 2004 and the revenue generated using the Settlement rates.

Environmental Matters

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

Under the existing New Source Review (“NSR”) provisions of the Clean Air Act, a utility is required to obtain a permit from the EPA or a state regulatory agency prior to (1) beginning construction of a new major stationary source of an NSR-regulated pollutant or (2) making a physical or operational change to an existing facility that potentially increases emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations are subject to pre-construction review and permitting under the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo a Best Available Control Technology analysis and evaluate the most effective emissions controls. These controls must be installed in order to receive a permit. Violations of NSR regulations, which may be alleged by the EPA, states, and environmental groups, among others, potentially subject a utility to material expenses for fines and other sanctions and remedies including requiring installation of enhanced pollution controls and funding supplemental environmental projects.

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

In 2002 and 2003, the EPA proposed various changes to its NSR rules that clarify what constitutes routine repair, maintenance and replacement for purposes of triggering NSR requirements. These changes have been subject to legal challenge and, until such time as the legal challenges are resolved and the rules are effective, MidAmerican Energy will continue to manage projects at its generating plants in accordance with the rules in effect prior to 2002. On October 13, 2005, the EPA proposed a rule that would change its NSR permitting program for existing power plants and opened a 60-day public comment period. The impact of these proposed changes on MidAmerican Energy cannot be determined until after the rule is finalized and implemented.

On February 16, 2005, the Kyoto Protocol became effective, requiring 35 developed countries to reduce greenhouse gas emissions by approximately 5% between 2008 and 2012. While the United States did not ratify the protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention on the climate change issue in the United States. The Senate has adopted a “sense of the Senate” resolution that puts the Senate on record that Congress should enact a comprehensive and effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed in 2005.

The United States Circuit Court of Appeals for the District of Columbia dismissed a lawsuit on July 15, 2005, that sought to force the EPA to issue mandatory controls for carbon dioxide and other greenhouse gas emissions from new cars and trucks. While litigation was filed in the federal district court for the southern district of New York seeking to require reductions of carbon dioxide emissions from generating facilities of five large electric utilities the court dismissed the public nuisance suit, holding that such critical issues affecting the United States such as greenhouse gas emissions reductions are not the domain of the court and should be resolved by the Executive Branch and the U.S. Congress. The judge’s ruling has been appealed to the Second Circuit Court of Appeals. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican Energy’s facilities and, therefore, its results of operations.

Nuclear Decommissioning

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs. MidAmerican Energy's share of estimated decommissioning costs for Quad Cities Station, as of September 30, 2005 and December 31, 2004, was $160.8 million and $154.2 million, respectively, and is the asset retirement obligation for Quad Cities Station, which is reflected in other long-term accrued liabilities in the accompanying consolidated balance sheets. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in trusts as of September 30, 2005 and December 31, 2004, was $225.3 million and $207.5 million, respectively, and is reflected in other investments in the accompanying consolidated balance sheets.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 14, “Commitments and Contingencies” to the Interim Financial Statements and Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In addition to the matter discussed below, please refer to Note 10, “Other Income and Expense” to the Interim Financial Statements and Note 14 for material developments during the nine-month period ended September 30, 2005, to the Mirant Claim matter and the CalEnergy Generation-Foreign matter.

Natural Gas Commodity Litigation

MidAmerican Energy is one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the U.S. District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) during the period January 1, 2000 to December 31, 2002. MidAmerican Energy is mentioned as a company that has engaged in wash trades on Enron Online (an electronic trading platform) that had the effect of distorting prices for gas trades on the NYMEX. The plaintiffs to the class action do not specify the amount of alleged damages. As discussed below, MidAmerican Energy has executed a settlement agreement with the plaintiffs.

On September 6, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy will be dismissed from the lawsuit. MidAmerican Energy agreed to the settlement in order to avoid the expense and uncertainty associated with the ongoing litigation. If accepted by the court, the settlement will not have a material impact upon MidAmerican Energy. Additionally, the court issued an order on September 29, 2005, granting the plaintiffs’ motion for class certification.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: November 3, 2005	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.