Form 10-Q
period 2006-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2006-08-04
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐ No ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of August 1, 2006, 74,164,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and of stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 4, 2006

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$393.9	$357.9
Short-term investments	19.1	38.4
Restricted cash and short-term investments	97.7	102.9
Accounts receivable, net	1,049.7	802.6
Amounts held in trust	122.7	108.5
Inventories	339.0	128.2
Derivative contracts	229.2	54.0
Deferred income taxes	137.9	177.7
Other current assets	290.9	140.1
Total current assets	2,680.1	1,910.3

Properties, plants and equipment, net	22,647.0	11,915.4
Goodwill	5,275.4	4,156.2
Regulatory assets	1,730.0	441.1
Other investments	961.0	798.7
Derivative contracts	328.6	6.1
Deferred charges and other assets	1,375.8	1,142.9

Total assets	$34,997.9	$20,370.7

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$851.1	$523.6
Accrued interest	276.2	198.3
Accrued property and other taxes	308.1	189.1
Amounts held in trust	122.7	108.5
Derivative contracts	138.3	61.7
Other liabilities	552.1	389.3
Short-term debt	317.5	70.1
Current portion of long-term debt	502.3	313.7
Current portion of parent company subordinated debt	234.0	234.0
Total current liabilities	3,302.3	2,088.3

Other long-term accrued liabilities	899.0	766.9
Regulatory liabilities	1,608.4	773.9
Pension and postretirement obligations	1,444.7	633.3
Derivative contracts	579.9	106.8
Parent company senior debt	4,477.1	2,776.2
Parent company subordinated debt	1,288.3	1,354.1
Subsidiary and project debt	10,540.8	6,836.6
Deferred income taxes	3,309.2	1,539.6
Total liabilities	27,449.7	16,875.7

Minority interest	83.6	21.4
Preferred securities of subsidiaries	129.1	88.4

Commitments and contingencies (Note 9)

Stockholders’ equity:
Zero-coupon convertible preferred stock - no shares authorized, issued or outstanding at June 30, 2006; 50.0 shares authorized, no par value, 41.3 shares issued and outstanding at December 31, 2005	-	-
Common stock - 115.0 shares authorized, no par value, 74.2 shares issued and outstanding at June 30, 2006; 60.0 shares authorized, no par value, 9.3 shares issued and outstanding at December 31, 2005	-	-
Additional paid-in capital	5,393.6	1,963.3
Retained earnings	2,083.6	1,719.5
Accumulated other comprehensive loss, net	(141.7)	(297.6)
Total stockholders' equity	7,335.5	3,385.2

Total liabilities and stockholders' equity	$34,997.9	$20,370.7

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Operating revenue	$2,617.5	$1,604.4	$4,672.1	$3,408.6

Costs and expenses:
Cost of sales	1,142.9	733.8	2,096.9	1,546.5
Operating expense	698.7	398.6	1,148.8	806.0
Depreciation and amortization	304.0	137.4	492.0	297.0
Total costs and expenses	2,145.6	1,269.8	3,737.7	2,649.5

Operating income	471.9	334.6	934.4	759.1

Other income (expense):
Interest expense	(308.1)	(224.1)	(529.8)	(455.7)
Capitalized interest	10.3	4.6	14.9	8.2
Interest and dividend income	18.2	15.0	33.6	23.4
Other income	51.7	18.0	174.6	39.0
Other expense	(7.3)	(1.5)	(8.6)	(4.8)
Total other income (expense)	(235.2)	(188.0)	(315.3)	(389.9)

Income from continuing operations before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	236.7	146.6	619.1	369.2
Income tax expense	81.7	57.6	212.9	131.6
Minority interest and preferred dividends ofsubsidiaries	9.9	3.8	13.9	6.6
Income from continuing operations before equity income	145.1	85.2	392.3	231.0
Equity income	7.9	13.2	9.7	18.1
Income from continuing operations	153.0	98.4	402.0	249.1
Income from discontinued operations, net of income tax	-	1.3	-	3.0
Net income available to common and preferred stockholders	$153.0	$99.7	$402.0	$252.1

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Amounts in millions)

					Accumulated
	Outstanding		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

Balance, January 1, 2005	9.0	$-	$1,950.7	$1,156.8	$(136.3)	$2,971.2

Net income	-	-	-	252.1	-	252.1
Other comprehensive income	-	-	-	-	(147.4)	(147.4)

Balance, June 30, 2005	9.0	$-	$1,950.7	$1,408.9	$(283.7)	$3,075.9

Balance, January 1, 2006	9.3	$-	$1,963.3	$1,719.5	$(297.6)	$3,385.2

Net income	-	-	-	402.0	-	402.0
Other comprehensive income	-	-	-	-	155.9	155.9
Preferred stock conversion to common
stock	41.3	-	-	-	-	-
Exercise of common stock options	0.5	-	13.1	-	-	13.1
Tax benefit from exercise of common
stock options	-	-	19.8	-	-	19.8
Common stock issuances	35.2	-	5,109.5	-	-	5,109.5
Common stock purchases	(12.1)	-	(1,712.1)	(37.9)	-	(1,750.0)

Balance, June 30, 2006	74.2	$-	$5,393.6	$2,083.6	$(141.7)	$7,335.5

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$402.0	$249.1
Adjustments to reconcile income from continuing operations to cash flows from continuing operations:
Distributions less income on equity investments	2.0	(8.9)
Gain on other items, net	(129.8)	(36.4)
Depreciation and amortization	492.0	297.0
Amortization of regulatory assets and liabilities	26.0	24.8
Amortization of deferred financing costs	8.2	11.8
Provision for deferred income taxes	171.5	107.5
Other	(11.9)	28.2
Changes in other items, net of effects from acquisitions:
Accounts receivable and other current assets	284.2	157.5
Accounts payable and other accrued liabilities	(285.8)	35.7
Deferred income	(5.5)	(3.3)
Net cash flows from continuing operations	952.9	863.0
Net cash flows from discontinued operations	-	(1.9)
Net cash flows from operating activities	952.9	861.1
Cash flows from investing activities:
PacifiCorp acquisition, net of cash acquired	(4,932.0)	-
Other acquisitions, net of cash acquired	(68.4)	(1.0)
Capital expenditures relating to operating projects	(698.2)	(338.4)
Construction and other development costs	(219.3)	(170.4)
Purchases of available-for-sale securities	(866.9)	(1,729.0)
Proceeds from sale of available-for-sale securities	974.6	1,739.0
Purchase of other investments	-	(556.6)
Proceeds from sale of assets	14.0	56.0
Other	5.9	22.1
Net cash flows from continuing operations	(5,790.3)	(978.3)
Net cash flows from discontinued operations	-	5.4
Net cash flows from investing activities	(5,790.3)	(972.9)
Cash flows from financing activities:
Proceeds from the issuances of common stock	5,122.6	-
Purchases of common stock	(1,750.0)	-
Proceeds from parent company senior debt	1,699.3	-
Proceeds from subsidiary and project debt	11.8	752.1
Repayments of parent company senior and subordinated debt	(67.0)	(21.5)
Repayments of subsidiary and project debt	(245.3)	(606.5)
Net proceeds from subsidiary short-term debt	114.1	1.4
Net repayments of parent company revolving credit facility	(51.0)	-
Net proceeds from settlement of treasury rate lock agreements	53.0	-
Other	(15.7)	(7.6)
Net cash flows from financing activities	4,871.8	117.9
Effect of exchange rate changes	1.6	(15.2)
Net change in cash and cash equivalents	36.0	(9.1)
Cash and cash equivalents at beginning of period	357.9	837.3
Cash and cash equivalents at end of period	$393.9	$828.2

The accompanying notes are an integral part of these financial statements

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the management of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”), the unaudited consolidated financial statements contain all adjustments, including normal recurring items, considered necessary for a fair presentation of the financial position as of June 30, 2006 and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the changes in stockholders’ equity and the cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, describe the most significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2006, except as they relate to the PacifiCorp acquisition and PacifiCorp’s derivative instruments (see Note 3).

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

Berkshire Hathaway Inc. (“Berkshire Hathaway”) currently owns 88.2% (86.6% on a diluted basis) of the outstanding common stock of MEHC. The Company's operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. (“HomeServices”). Through these platforms, the Company owns and operates an electric utility company in the western United States, a combined electric and natural gas utility company in the midwestern United States, two natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

Certain amounts in the prior period consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or retained earnings. As of December 31, 2005, the Company reclassified $1.6 billion of accumulated depreciation related to the acquisitions of Northern Natural Gas and Kern River from property to accumulated depreciation to conform to its current period presentation.

2.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. As of January 1, 2006, the Company adopted SFAS 123R. Adoption of SFAS 123R did not affect the Company’s financial position, results of operations or cash flows as all of the Company’s outstanding stock options were fully vested on January 1, 2006. Modifications to outstanding stock options after January 1, 2006 may result in additional compensation expense pursuant to the provisions of SFAS 123R.

3.	PacifiCorp Acquisition

On March 21, 2006, a wholly-owned subsidiary of MEHC acquired 100% of the common stock of PacifiCorp from a wholly owned subsidiary of Scottish Power plc for a cash purchase price of $5,109.5 million, which was funded through the issuance of common stock (see Note 4). MEHC also incurred $10.2 million of direct transaction costs associated with the acquisition, which consisted principally of investment banker commissions and outside legal and accounting fees and expenses, resulting in a total purchase price of $5,119.7 million. As a result of the acquisition, MEHC controls the significant majority of PacifiCorp’s voting securities, which include both common and preferred stock. The results of PacifiCorp’s operations are included in the Company’s results beginning March 21, 2006.

PacifiCorp is a regulated electric utility serving approximately 1.6 million residential, commercial and industrial customers in service territories aggregating approximately 136,000 square miles in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. The regulatory commissions in each state approve rates for retail electric sales within their respective states. PacifiCorp also sells electricity on the wholesale market to public and private utilities, energy marketing companies and to incorporated municipalities. Wholesale activities are regulated by the Federal Energy Regulatory Commission (“FERC”). As of June 30, 2006, PacifiCorp owns, or has interests in, 69 thermal, hydroelectric and wind generating plants with an aggregate facility net owned capacity of 8,469.9 megawatts (“MW”).

Allocation of Purchase Price

SFAS No. 141, “Business Combinations,” requires that the total purchase price be allocated to PacifiCorp’s net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. PacifiCorp’s operations are regulated, which provide revenue derived from cost, and are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). PacifiCorp has demonstrated a past history of recovering its costs incurred through its rate making process. Given the size and timing of the acquisition, the fair values set forth below are preliminary and are subject to adjustment as additional information is obtained. When finalized, adjustments to goodwill may result. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions).

Preliminary
Fair Value
Current assets, including cash and cash equivalents of $182.5	$1,115.3
Properties, plants and equipment, net	10,050.9
Goodwill	1,074.0
Regulatory assets	1,398.2
Other non-current assets	660.9
Current liabilities, including short-term debt of $184.4 and current portion of long-term debt of $220.6	(1,253.9)
Regulatory liabilities	(818.2)
Pension and postretirement obligations	(827.8)
Subsidiary and project debt, less current portion	(3,762.3)
Deferred income taxes	(1,680.9)
Other non-current liabilities	(836.5)
Net assets acquired	$5,119.7

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

Certain transition activities will occur as PacifiCorp is integrated into the Company. Costs, consisting primarily of employee termination activities, will be incurred associated with such transition activities. The Company is in the process of finalizing these plans and expects to execute them over the next several months. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the finalization of certain integration plans will result in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of PacifiCorp. Severance costs accrued pursuant to EITF 95-3 during the period from acquisition to June 30, 2006 totaled $17.9 million. Accrued severance costs were $16.2 million at June 30, 2006. Transition costs that do not meet the criteria in EITF 95-3 are expensed in the period incurred.

Properties, Plants and Equipment, Net

The fair values of properties, plants and equipment, net as of the acquisition date are as follows (in millions):

	Ranges of Estimated	Preliminary
	Useful Life	Fair Value
Utility generation and distribution system, net	5-85 years	$9,314.0
Other assets, net	5-30 years	8.9
Construction in progress(1)		728.0
Total properties, plants and equipment, net		$10,050.9

(1)	Includes $173.5 million related to the Currant Creek Power Plant, a 523 MW combined cycle plant in Utah that went into service on March 22, 2006.

Goodwill

The excess of the purchase price paid over the estimated fair values of the identifiable assets acquired and liabilities assumed totaled $1,074.0 million and was allocated as goodwill to the PacifiCorp reportable segment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but rather is reviewed annually for impairment or more frequently if indicators of impairment exist. In accordance with SFAS 109, a deferred tax liability was not recorded on the goodwill since it is not tax deductible.

The recognition of goodwill from the acquisition of PacifiCorp resulted from various attributes of PacifiCorp’s operations and business in general. There is no assurance that these attributes will continue to exist to the same degree as believed at the time of the acquisition. These attributes include, but are not limited to:

•	Ability to improve operational results through the prudent deployment of capital;
•	Operations in six states providing regulatory and geographic diversity;
•	Ability to improve regulatory relationships and develop customer solutions;
•	Low-cost competitive position;
•	Generation and fuel diversification, including:
▪	The operation of coal generation;
▪	The operation of several coal mines contributing to low-cost supply and supply certainty;
▪	Access to multiple gas suppliers; and
▪	Low-cost hydroelectric generation;
•	Strong customer service reputation; and
•	Significant customer and load growth opportunities.

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

The fair values of regulatory liabilities as of the acquisition date are as follows (in millions):

Preliminary
Fair Value

Asset retirement removal costs	$713.3
Deferred income taxes	43.7
Other	61.2
Total regulatory liabilities	$818.2

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, PacifiCorp records derivative instruments as assets or liabilities measured at estimated fair value, unless they qualify for the exemptions afforded by SFAS 133. PacifiCorp uses derivative instruments (primarily forward purchases and sales) to manage the commodity price risk inherent in its fuel and electricity obligations, as well as to optimize the value of power generation assets and related contracts. Changes in the fair value of derivatives are recognized in earnings during the period of change, except for contracts designated as a cash flow hedge or that are probable of recovery in retail rates. Changes in the fair value of contracts probable of recovery in retail rates are deferred as regulatory assets or liabilities pursuant to SFAS 71.

Unrealized gains and losses on derivative contracts not held for trading purposes are presented on a gross basis in the consolidated statements of operations as operating revenue for sales contracts and as cost of sales and operating expense for purchase contracts and financial swaps. Unrealized and realized gains and losses from all derivative contracts held for trading purposes, including those where physical delivery is required, are presented on a net basis in the consolidated statements of operations as operating revenue.

In order to reduce the impact of fluctuations in forward prices of electricity and natural gas on PacifiCorp’s results of operations, PacifiCorp initiated cash flow hedging in April 2006 for a portion of its derivative contracts, primarily comprised of electricity sales and natural gas purchase contracts. Changes in fair value of derivative contracts designated as cash flow hedges are recorded as other comprehensive income to the extent the hedge is effective in offsetting changes in future cash flows for forecasted electricity and natural gas purchase and sales transactions. Amounts included in other comprehensive income are reclassified to operating revenue or cost of sales when the forecasted sale or purchase transaction affects earnings, or when it is probable that the forecasted transaction will not occur.

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

The fair values of derivative instruments, primarily used for non-trading purposes, as of the acquisition date are as follows (in millions):

Preliminary
Fair Value

Maturity:
Less than 1 year	$123.8
1-3 years	132.6
4-5 years	10.9
Excess of 5 years	(259.4)
Total	$7.9

Reflected as:
Current asset	$221.7
Non-current asset	345.3
Current liability	(97.9)
Non-current liability	(461.2)
Total	$7.9

Short-Term and Long-Term Debt

The fair values of short-term and long-term debt as of the acquisition date are as follows (in millions):

	Average	Preliminary
	Interest Rate	Fair Value

Short-term debt - notes payable and commercial paper	4.8%	$184.4

Long-term debt:
First mortgage bonds -
4.3% to 8.8%, due through 2011	6.0	$901.7
5.0% to 9.2%, due 2012 to 2016	6.5	1,040.4
8.5% to 8.6%, due 2017 to 2021	8.5	5.0
6.7% to 8.5%, due 2022 to 2026	7.4	424.0
5.3% to 7.7%, due 2032 to 2036	6.3	800.0
Guaranty of pollution-control revenue bonds -
Variable rates, due 2014	3.1	40.7
Variable rates, due 2014 to 2026	3.2	325.2
Variable rates, due 2025	3.2	175.8
3.4% to 5.7%, due 2014 to 2026	4.5	184.0
6.2%, due 2031	6.2	12.7
Preferred stock subject to mandatory redemption	-	45.0
Other	11.7%	28.4
		3,982.9
Less current portion		(220.6)
Total long-term debt		$3,762.3

The annual repayments of the long-term debt are as follows: period from acquisition to December 31, 2006 - $214.7 million; 2007 - $167.7 million; 2008 - $410.4 million; 2009 - $142.2 million; 2010 - $15.8 million; and thereafter - $3,039.5 million. Unamortized debt discounts and funds held by trustees totaled $7.4 million at March 21, 2006.

Additionally, PacifiCorp has in place an $800.0 million committed bank revolving credit agreement expiring on July 6, 2011. The credit agreement carries an interest rate that is generally based on LIBOR plus a margin that varies based on PacifiCorp’s credit ratings and requires that PacifiCorp’s ratio of consolidated debt to total capitalization not exceed 0.65 to 1. PacifiCorp is in compliance with all covenants related to its revolving credit agreement.

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

The pension plan aggregated accumulated benefit obligation was $1,170.9 million and the fair value of assets was $828.6 million, measured as of December 31, 2005, and included contributions prior to the acquisition date. Included in the pension plan obligations are the PacifiCorp Retirement Plan (the “Retirement Plan”) and the Supplemental Executive Retirement Plan (the “SERP”), which currently have assets with a fair value that is less than the accumulated benefit obligation under the Retirement Plan and the SERP, primarily due to declines in the equity markets and historically low interest rate levels. Through the purchase price allocation, the resulting minimum pension liabilities were adjusted to the funded status of each plan and represent the pension and postretirement obligations as of the acquisition date. PacifiCorp continues to recover substantially all of its pension and postretirement costs in rates based on actuarial calculations utilizing pre-acquisition values.

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

Deferred Income Taxes

The net deferred tax liability as of the acquisition date consists of the following (in millions):

Deferred tax assets:
Regulatory liabilities	$317.5
Employee benefits	171.2
Other	178.6
Total deferred tax assets	667.3

Deferred tax liabilities:
Property, plant and equipment	1,591.0
Regulatory assets	658.9
Other	115.2
Total deferred tax liabilities	2,365.1
Net deferred tax liability	$1,697.8

Reflected as:
Current liability	$16.9
Non-current liability	1,680.9
$1,697.8

Pro Forma Financial Information

The following pro forma condensed consolidated results of operations assume that the acquisition of PacifiCorp was completed as of January 1, 2006 and 2005, respectively (in millions):

	Six-Month Periods
	Ended June 30,
	2006	2005

Operating revenue	$5,823.9	$4,911.5
Net income available to common and preferred
stockholders	$536.7	$386.0

The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented.

4.	Stockholders’ Equity and Related Party Transactions

On February 9, 2006, following the effective date of the repeal of the Public Utility Holding Company Act of 1935, Berkshire Hathaway converted its 41,263,395 shares of MEHC’s no par zero-coupon convertible preferred stock into an equal number of shares of MEHC’s common stock. As a consequence, Berkshire Hathaway now consolidates the Company in its financial statements as a majority-owned subsidiary and will include the Company in its consolidated federal U.S. income tax return.

On March 1, 2006, MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement (the “Berkshire Equity Commitment”) pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of common equity of MEHC upon any requests authorized from time to time by the Board of Directors of MEHC. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC’s debt obligations and (b) funding the general corporate purposes and capital requirements of the Company’s regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request. The Berkshire Equity Commitment will expire on February 28, 2011, was not used for the PacifiCorp acquisition and will not be used for future acquisitions.

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

On March 21, 2006, Berkshire Hathaway and certain other of MEHC’s existing stockholders and related companies invested $5,109.5 million, in the aggregate, in 35,237,931 shares of MEHC’s common stock in order to provide equity funding for the PacifiCorp acquisition (see Note 3). The per-share value assigned to the shares of common stock issued, which were effected pursuant to a private placement and were exempt from the registration requirements of the Securities Act of 1933, as amended, was based on an assumed fair market value as agreed to by MEHC’s stockholders.

On March 28, 2006, MEHC repurchased 11,724,138 shares of common stock from Berkshire Hathaway for an aggregate purchase price of $1,700.0 million.

At June 30, 2006 and December 31, 2005, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly owned subsidiary trusts of MEHC of $1,222.2 million and $1,289.2 million, respectively. Interest expense on these securities totaled $35.1 million and $40.6 million, respectively, for the three-month periods ended June 30, 2006 and 2005, and $70.6 million and $81.3 million, respectively, for the six-month periods ended June 30, 2006 and 2005.

5.	Properties, Plants and Equipment, Net

Properties, plants and equipment, net consist of the following (in millions):

	Ranges of	As of
	Estimated	June 30,	December 31,
	Useful Life	2006	2005

Utility generation and distribution system	5-85 years	$26,431.9	$10,499.1
Interstate pipeline assets	3-67 years	5,243.6	5,321.8
Independent power plants	10-30 years	1,190.4	1,384.6
Other assets	3-30 years	526.5	476.5
Total operating assets		33,392.4	17,682.0
Accumulated depreciation and amortization		(12,343.0)	(6,614.2)
Net operating assets		21,049.4	11,067.8
Construction in progress		1,597.6	847.6
Properties, plants and equipment, net		$22,647.0	$11,915.4

The utility generation and distribution system and interstate pipeline assets are the regulated assets of PacifiCorp, MidAmerican Funding, Northern Natural Gas, Kern River and CE Electric UK. At June 30, 2006 and December 31, 2005, accumulated depreciation and amortization related to the Company’s regulated assets totaled $11.6 billion and $5.7 billion, respectively. Additionally, substantially all of the construction in progress at June 30, 2006 and December 31, 2005 relates to the construction of regulated assets.

6.	Recent Debt Transactions

On March 24, 2006, MEHC completed a $1,700 million offering of unsecured senior bonds due 2036 (the ‘‘Bonds’’). The Bonds were issued at an offering price of 99.957%, will accrue interest at a rate of 6.125% per annum and will mature on April 1, 2036. Accrued interest on the Bonds is payable on April 1 and October 1 of each year, commencing on October 1, 2006, until the principal amount of the Bonds is paid in full. The proceeds were used to fund MEHC’s exercise of its right to repurchase shares of its common stock previously issued to Berkshire Hathaway.

On June 15, 2006, MidAmerican Energy’s 6.375% series of notes, totaling $160.0 million, matured.

On July 6, 2006, MEHC entered into a $600.0 million credit facility pursuant to the terms and conditions of an amended and restated credit agreement. The amended and restated credit agreement remains unsecured, carries a variable interest rate based on LIBOR or a base rate, at MEHC’s option, plus a margin, and the termination date was extended to July 6, 2011. The facility continues to support letters of credit for the benefit of certain subsidiaries and affiliates.

7.	Other Income and Other Expense

Other income consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Gain on Mirant bankruptcy claim	$-	$-	$89.3	$-
Gains from non-strategic assets and investments	32.1	8.4	44.8	19.9
Allowance for equity funds used during construction	15.0	6.0	22.5	10.7
Other	4.6	3.6	18.0	8.4
Total other income	$51.7	$18.0	$174.6	$39.0

Mirant Americas Energy Marketing (“Mirant”) Bankruptcy Claim

Mirant was one of the shippers that entered into a 15-year, 2003 Expansion Project, firm gas transportation contract (90,000 Dth per day) with Kern River (the “Mirant Agreement”) and provided a letter of credit equivalent to 12 months of reservation charges as security for its obligations thereunder. In July 2003, Mirant filed for Chapter 11 bankruptcy protection and Kern River subsequently drew on the letter of credit and held the proceeds thereof, $14.8 million, as cash collateral. Kern River claimed $210.2 million in damages due to the rejection of the Mirant Agreement. The bankruptcy court ultimately determined that Kern River was entitled to a general unsecured claim of $74.4 million in addition to the $14.8 million cash collateral. In January 2006, Mirant emerged from bankruptcy and on February 6, 2006, a stipulated judgment was entered that allowed Kern River to receive a pro rata amount of shares of new Mirant stock determined by Kern River’s allowed claim amount plus interest in relation to the unsecured creditor class of over $6 billion. In February 2006, Kern River received an initial distribution of such shares in payment of the majority of its allowed claim. Kern River sold all of the shares of new Mirant stock received from its allowed claim amount plus interest in the first quarter of 2006 and recognized a gain from those sales of $89.3 million.

Non-Strategic Assets and Investments

Included in gains from non-strategic assets and investments are gains at MidAmerican Funding from the disposition of common shares held in an electronic energy and metals trading exchange. In the second quarter of 2006, MidAmerican Funding sold a majority of these common shares and realized a pre-tax gain of $27.6 million. MidAmerican Funding donated its remaining shares to a charitable foundation and recognized a pre-tax gain and donation expense of $4.5 million as MidAmerican Funding’s equity investment in the common shares was carried at zero cost.

8.	Regulatory Matters

The following are updates to regulatory matters based upon changes that occurred during the six-month period ended June 30, 2006:

PacifiCorp

Utah

In March 2006, PacifiCorp filed a general rate case with the Utah Public Service Commission (“UPSC”) related to increased investments in Utah due to growing demand for electricity. In April 2006, PacifiCorp filed a revised case reflecting the effects of PacifiCorp’s sale to MEHC, which reduced the original increase requested from $197.2 million to $194.1 million. In July 2006, a stipulation was reached with several parties and was filed with the UPSC. The stipulation calls for an annual increase of $115.0 million, or 9.95%, with $85.0 million of the increase effective December 11, 2006 and the remaining $30.0 million effective June 1, 2007. Under the terms of the stipulation, PacifiCorp has agreed not to file another rate case until after December 11, 2007. Hearings before the UPSC are set for August 2006.

Oregon

In February 2006, PacifiCorp filed a general rate case request with the Oregon Public Utility Commission (“OPUC”) for $112.0 million, which represents a 13.2% overall increase. The request is related to investments in generation, transmission and distribution infrastructure and increases in fuel and general operating expenses, including power plant maintenance. In August 2006, a settlement agreement with all parties was filed with the OPUC. PacifiCorp will receive an increase of $43.0 million effective January 1, 2007, which reflects $33.0 million for non-power cost items and up to $10.0 million for power costs. PacifiCorp’s power costs will be updated via the existing annual transition adjustment mechanism with new rates effective January 1, 2008. PacifiCorp has agreed not to file a new rate case prior to September 1, 2007.

In September 2005, Oregon’s governor signed into law Senate Bill 408. This legislation is intended to address differences between income taxes collected by Oregon public utilities currently in retail rates and actual taxes paid by the utilities or consolidated groups in which utilities are included for income tax reporting purposes. This legislation authorizes an automatic adjustment to rates based on the taxes paid to governmental entities on or after January 1, 2006. In July 2006, the OPUC issued an interim order establishing a method to determine federal, state and local taxes that are “properly attributed” to the regulated utility of a consolidated group using the lesser of defined stand alone taxes paid or taxes paid calculated using an apportionment formula based on a ratio of sales, payroll and property located in Oregon compared to the defined group for federal and state tax purposes applied to the taxes paid by the defined group. Therefore, the ratio of these factors and the federal taxes paid by Berkshire Hathaway and the state taxes paid by the defined group may impact the amount “properly attributed” to PacifiCorp. PacifiCorp filed comments in July 2006 seeking modifications on the interim order. A final order from the OPUC establishing the permanent rule is expected in September 2006. PacifiCorp will evaluate its legal and legislative options after the permanent rule is established.

In September 2005, the OPUC issued an order granting a general rate increase of $25.9 million, or an average increase of 3.2%, effective October 2005. PacifiCorp filed its general rate case in November 2004, and following four partial stipulations with participating parties, PacifiCorp’s requested revenue requirement increase was $52.5 million. The OPUC’s order reduced PacifiCorp’s revenue requirement by $26.6 million based on the OPUC’s interpretation of Senate Bill 408. In October 2005, PacifiCorp filed with the OPUC a motion for reconsideration and rehearing of the rate order generally on the basis that the tax adjustment was not made in compliance with applicable law. With the motion, PacifiCorp also filed a deferred accounting application with the OPUC to track revenues related to the disallowed tax expenses. In July 2006, a final order was issued by the OPUC affirming its initial application of Senate Bill 408. The order also modified the tax adjustment, resulting in an additional annual increase in PacifiCorp’s revenue of $6.1 million, effective July 2006 as well as granting deferred accounting from October 2005 to July 2006. PacifiCorp is reviewing its legal and regulatory options.

Wyoming

In March 2006, the Wyoming Public Service Commission approved an agreement that settled the general rate case filed by PacifiCorp in October 2005 and a separate request filed by PacifiCorp in December 2005 to recover increased costs of net wholesale purchased power used to serve Wyoming customers. The agreement provides for an annual rate increase of $15.0 million effective March 1, 2006, an additional annual rate increase of $10.0 million effective July 1, 2006, a power cost adjustment mechanism and an agreement by the parties to support a forecast test year in the next general rate case application.

Washington

In May 2005, PacifiCorp filed a general rate case request with the Washington Utilities and Transportation Commission (“WUTC”) for $39.2 million annually, which was later reduced to $30.0 million. In April 2006, the WUTC issued an order denying PacifiCorp’s request to increase retail rates. The WUTC determined that application of PacifiCorp’s cost allocation methodology failed to satisfy the statutory requirements that resources must benefit Washington ratepayers. In April 2006, PacifiCorp filed a petition for reconsideration of the order and requested an increase of not less than $11.0 million. PacifiCorp also filed a limited rate request seeking a rate increase of $7.0 million, which represents a 2.99% increase in rates. In June 2006, the WUTC suspended PacifiCorp’s limited rate request and consolidated the request with the general rate case. In July 2006, the WUTC issued an order denying PacifiCorp’s request for reconsideration and rejecting the 2.99% limited rate request filing. PacifiCorp is evaluating its legal and regulatory options for obtaining appropriate regulatory treatment in Washington.

MidAmerican Funding

On April 18, 2006, the Iowa Utilities Board (“IUB”) approved a settlement agreement filed in conjunction with MidAmerican Energy’s application for up to 545 MW, based on nameplate ratings, of additional wind-powered generation capacity in Iowa. The settlement agreement extends the current revenue sharing mechanism through 2012 and extends MidAmerican Energy’s and the Iowa Office of Consumer Advocate’s commitments not to seek or support a general increase or decrease, respectively, in electric base rates through December 31, 2012.

Kern River

Kern River’s 2004 general rate case hearing concluded in August 2005. On March 2, 2006, Kern River received an initial decision on the case from the administrative law judge, which, among other things, proposed an authorized rate of return of 9.34%. Kern River is currently authorized to collect an authorized rate of return of 13.25%. Briefs on exceptions were filed on April 3, 2006, and briefs opposing exceptions were filed on April 24, 2006. The administrative law judge’s initial decision is non-binding and after briefing, the FERC will issue its initial decision on the case. The initial FERC decision, which may result in rate refunds, typically becomes binding on all parties while rehearing requests on the FERC decision and/or court appeals are pending. The initial FERC decision is not expected until late 2006 or early 2007. The final resolution of the rate case is dependent on receiving a final, non-appealable decision on the case from the FERC, or approval of a settlement of the case by the FERC.

9.	Commitments and Contingencies

Environmental Matters

PacifiCorp and MidAmerican Energy are subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act; the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act and similar state laws relating to water quality. These laws have the potential for impacting the Company’s operations. Specifically, the Clean Air Act will likely continue to impact the operation of PacifiCorp’s and MidAmerican Energy’s generating facilities and will likely require PacifiCorp and MidAmerican Energy to reduce emissions from those facilities through the installation of additional or improved emission controls, purchase additional emission allowances, or to implement some combination thereof.

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

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emissions in the eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both. The state of Iowa has implemented rules that exercise the option of the market-based cap and trade system. While the state of Iowa has been determined to be in attainment of the ozone and fine particulate standards, Iowa has been found to significantly contribute to nonattainment of the fine particulate standard in Cook County, Illinois; Lake County, Indiana; Madison County, Illinois; St. Clair County, Illinois; and Marion County, Indiana. The EPA has also concluded that emissions from Iowa significantly contribute to ozone nonattainment in Kenosha and Sheboygan counties in Wisconsin and Macomb County, Michigan. Under the final CAIR, the first phase reductions of SO2 emissions are effective on January 1, 2010, with the second phase reductions effective January 1, 2015. For NOx, the first phase emissions reductions are effective January 1, 2009, and the second phase reductions are effective January 1, 2015. The CAIR calls for overall reductions of SO2 and  NOx in Iowa of 68% and 67%, respectively, from 2003 levels by 2015.

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

As of June 30, 2006, PacifiCorp’s environmental contingencies principally consist of air quality matters. Pending or proposed air regulations will require PacifiCorp to reduce the emissions of SO2, NOx and other pollutants at its generating facilities below current levels. The acquisition of PacifiCorp by MEHC includes a regulatory commitment to spend approximately $812 million to reduce emissions at PacifiCorp’s generating facilities to address existing and future air quality requirements. These costs and any additional expenditures necessitated by air quality regulations are expected to be recoverable through the ratemaking process.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet emissions reductions as promulgated by the EPA. In accordance with an Iowa law passed in 2001, MidAmerican Energy has on file with the IUB its current multi-year plan and budget for managing SO2 and NOX from its generating facilities in a cost-effective manner. The plan, which is required to be updated every two years, provides specific actions to be taken at each coal-fired generating facility and the related costs and timing for each action. Pursuant to an unrelated rate settlement agreement approved by the IUB on October 17, 2003, if prior to January 1, 2011, capital and operating expenditures to comply with air quality requirements cumulatively exceed $325 million, then MidAmerican Energy may seek to recover the additional expenditures from customers.

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

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 51 plants with an aggregate facility net owned capacity of 1,159.4 MW. The FERC regulates 93.9% of the installed capacity of this portfolio through 18 individual licenses. Several of PacifiCorp’s hydroelectric plants are in some stage of relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $73.5 million in costs as of June 30, 2006, for ongoing hydroelectric relicensing, which are reflected in properties, plants and equipment, net in the accompanying consolidated balance sheet. PacifiCorp expects that these and future costs will be included in rates and, as such, will not have a material adverse impact on PacifiCorp’s consolidated financial position or results of operations.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 161.4 MW Klamath hydroelectric project. The FERC is scheduled to complete its required analysis by January 2007. The U.S. Departments of Interior and Commerce filed proposed licensing terms and conditions with the FERC in March 2006; PacifiCorp filed alternatives to the federal agencies’ proposal and challenges to its factual assumptions in April 2006. PacifiCorp continues to participate in the mediated settlement discussions with state and federal agencies, Native American tribes and other stakeholders in an effort to reach a comprehensive agreement on project relicensing. As of June 30, 2006, PacifiCorp has incurred costs of $38.1 million, which are reflected in properties, plants and equipment, net in the accompanying consolidated balance sheet, in the relicensing of the Klamath project. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be significant.

Mine Reclamation

The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of mining activities. These obligations mandate that mine property be restored consistent with specific standards and the approved reclamation plan. PacifiCorp’s mining operations are subject to these reclamation and closure requirements. Significant expenditures are being incurred for both ongoing and final reclamation. PacifiCorp’s estimated mine and plant reclamation costs for its coal mines was $137.5 million at June 30, 2006 and is the asset retirement obligation for these mines, which is reflected in other long-term accrued liabilities in the accompanying consolidated balance sheet. PacifiCorp has established trusts for the investment of funds for mine and plant reclamation. The fair value of the assets held in trusts was $99.6 million at June 30, 2006, and is reflected in other investments in the accompanying consolidated balance sheet.

Nuclear Decommissioning

Expected nuclear decommissioning costs for Quad Cities Station have been developed based on a site-specific decommissioning study that includes decontamination, dismantling, site restoration, dry fuel storage cost and an assumed shutdown date. Quad Cities Station nuclear decommissioning costs are included in base rates in MidAmerican Energy’s Iowa tariffs. MidAmerican Energy’s share of estimated decommissioning costs for Quad Cities Station was $167.7 million and $163.0 million as of June 30, 2006 and December 31, 2005, respectively, and is the asset retirement obligation for Quad Cities Station, which is reflected in other long-term accrued liabilities in the accompanying consolidated balance sheets. MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Station. The fair value of the assets held in the trusts was $234.6 million and $228.1 million, respectively, as of June 30, 2006 and December 31, 2005, and is reflected in other investments in the accompanying consolidated balance sheets. MidAmerican Energy’s depreciation and amortization includes costs for Quad Cities Station decommissioning. The regulatory provision charged to expense is equal to the funding that is being collected in Iowa rates.

Accrued Environmental Costs

The Company’s policy is to accrue environmental clean-up costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on assessments of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. The liability recorded at June 30, 2006 and December 31, 2005 was $43.4 million and $7.5 million, respectively.

Legal Matters

In addition to the proceeding described below, the Company is currently party to various items of litigation or arbitration in the normal course of business, none of which are reasonably expected by the Company to have a material adverse effect on its financial position, results of operations or cash flows.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan stockholder agreement, which is based upon pro forma financial projections of the Casecnan project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly-owned subsidiary, CE Casecnan Ltd., advised the minority stockholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections On January 21, 2004, CE Casecnan Ltd., LPG and CE Casecnan entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend distributions declared in 2004, 2005 and 2006, totaling $26.0 million, was set aside in a separate bank account in the name of CE Casecnan and is shown as restricted cash and short-term investments and other current liabilities in the accompanying consolidated balance sheets.

On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On September 12, 2005, LPG filed a motion seeking the release of the funds which have been set aside pursuant to the status quo agreement referred to above. MEHC and CE Casecnan Ltd. filed an opposition to the motion on October 3, 2005, and at the hearing on October 26, 2005, the court denied LPG’s motion. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment LPG would retain its ownership of 15% of the shares of CE Casecnan and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. Initial briefs and reply briefs were filed May 24, 2006 and August 1, 2006, respectively. The appeal is expected to be resolved sometime in 2007. The impact, if any, of this litigation on the Company cannot be determined at this time.

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

10.	Comprehensive Income

The components of comprehensive income (loss) are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$153.0	$99.7	$402.0	$252.1
Other comprehensive income (loss):
Foreign currency translation	120.1	(91.6)	136.3	(116.0)
Cash flow hedges, net of tax of $(3.5); $(25.1); $21.6; and $(27.8), respectively	(4.8)	(37.5)	35.5	(43.5)
Minimum pension liability, net of tax of $(5.5); $5.0; $(6.4); and $4.5, respectively	(12.9)	11.6	(14.8)	12.1
Marketable securities, net of tax of $(1.4); $-; $(0.8); and $-, respectively	(2.1)	-	(1.1)	-
Total comprehensive income (loss)	$253.3	$(17.8)	$557.9	$104.7

11.	Retirement Plans

PacifiCorp

PacifiCorp sponsors noncontributory defined benefit pension plans that cover the majority of its employees. In addition, certain bargaining unit employees participate in a joint trust plan to which PacifiCorp contributes. PacifiCorp also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans for active and retired participants. PacifiCorp also provides health care and life insurance benefits through various plans for eligible retirees. Net periodic benefit cost for the three-month period ended June 30, 2006 and for the period from acquisition to June 30, 2006 for the pension, including supplemental retirement, and postretirement benefit plans included the following components for PacifiCorp (in millions):

	Three-Month Period		Period from Acquisition
	Ended June 30, 2006		to June 30, 2006
	Pension	Post-retirement	Pension	Post-retirement

Service cost	$7.5	$2.3	$8.6	$2.6
Interest cost	18.8	8.2	21.1	9.1
Expected return on plan assets	(18.1)	(6.5)	(20.5)	(7.3)
Amortization of net transition balance	0.7	3.0	1.0	3.4
Amortization of prior service cost	0.3	0.7	0.3	0.8
Amortization of prior year loss	6.7	1.5	7.4	1.5
Curtailment loss	0.7	-	0.7	-
Net periodic benefit cost	$16.6	$9.2	$18.6	$10.1

PacifiCorp expects to contribute $80.6 million and $56.7 million, respectively, to its pension and postretirement plans during the period from acquisition to December 31, 2006. For the period from acquisition to June 30, 2006, $73.7 million and $29.3 million, respectively, of contributions have been made to the pension and postretirement plans.

MidAmerican Funding

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering substantially all employees of MEHC and its domestic energy subsidiaries, except for PacifiCorp and its subsidiaries. MidAmerican Energy also sponsors certain postretirement health care and life insurance benefits covering substantially all retired employees of MEHC and its domestic energy subsidiaries, except for PacifiCorp and its subsidiaries. Non-union employees hired after June 30, 2004 and union employees hired after June 30, 2006, under contracts covering substantially all of MidAmerican Energy’s union employees, are not eligible for postretirement benefits other than pensions. Net periodic benefit cost for the three-month and six-month periods ended June 30 for the pension, including supplemental retirement, and postretirement benefit plans included the following components for MEHC and the aforementioned subsidiaries (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Pension:
Service cost	$6.1	$6.7	$12.5	$13.4
Interest cost	9.2	9.2	18.7	18.4
Expected return on plan assets	(9.1)	(9.5)	(18.8)	(19.0)
Amortization of prior service cost	0.6	0.7	1.2	1.3
Amortization of prior year loss	0.3	0.3	0.6	0.7
Net periodic benefit cost	$7.1	$7.4	$14.2	$14.8

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Postretirement:
Service cost	$1.7	$1.7	$3.4	$3.4
Interest cost	3.2	3.6	6.7	7.2
Expected return on plan assets	(2.3)	(2.3)	(4.8)	(4.6)
Amortization of net transition balance	0.1	0.6	0.7	1.2
Amortization of prior service cost	(0.1)	-	(0.1)	-
Amortization of prior year loss	0.9	0.3	1.3	0.7
Net periodic benefit cost	$3.5	$3.9	$7.2	$7.9

The Company expects to contribute $5.9 million and $15.6 million, respectively, in 2006 to its pension and postretirement plans. As of June 30, 2006, $3.0 million and $6.7 million, respectively, of contributions have been made to the pension and postretirement plans.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$4.6	$3.9	$9.0	$7.9
Interest cost	19.3	19.5	37.8	39.4
Expected return on plan assets	(25.2)	(24.7)	(49.3)	(49.9)
Amortization of prior service cost	0.5	0.5	0.9	1.0
Amortization of prior year loss	8.0	5.6	16.1	11.2
Net periodic benefit cost	$7.2	$4.8	$14.5	$9.6

Employer contributions to the UK Plan, including £23.1 million for the existing funding deficiency, are expected to be £35.0 million for 2006. As of June 30, 2006, £17.5 million, or $31.3 million, of contributions have been made to the UK Plan, including £11.6 million, or $20.7 million, in respect of the existing funding deficiency.

12.	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating revenue:
PacifiCorp	$859.9	$-	$936.4	$-
MidAmerican Funding	761.6	619.7	1,803.3	1,476.0
Northern Natural Gas	103.0	61.9	316.7	263.1
Kern River	86.2	79.2	165.5	157.8
CE Electric UK	215.9	214.9	426.3	454.1
CalEnergy Generation-Foreign	73.8	72.1	159.1	144.3
CalEnergy Generation-Domestic	8.0	8.7	15.5	16.6
HomeServices	517.4	554.2	872.9	916.5
Total reportable segments	2,625.8	1,610.7	4,695.7	3,428.4
Corporate/other(1)	(8.3)	(6.3)	(23.6)	(19.8)
Total operating revenue	$2,617.5	$1,604.4	$4,672.1	$3,408.6

Depreciation and amortization:
PacifiCorp	$115.8	$-	$129.1	$-
MidAmerican Funding	87.2	74.0	162.2	137.8
Northern Natural Gas(2)	14.2	(14.3)	28.4	2.9
Kern River	20.0	15.6	46.6	31.2
CE Electric UK	33.7	34.1	64.4	69.8
CalEnergy Generation-Foreign	22.5	22.7	45.1	45.4
CalEnergy Generation-Domestic	1.9	2.2	4.1	4.4
HomeServices	10.6	4.4	15.6	8.7
Total reportable segments	305.9	138.7	495.5	300.2
Corporate/other(1)	(1.9)	(1.3)	(3.5)	(3.2)
Total depreciation and amortization	$304.0	$137.4	$492.0	$297.0

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Operating income:
PacifiCorp	$130.8	$-	$153.3	$-
MidAmerican Funding	79.2	58.6	213.7	157.9
Northern Natural Gas	19.4	38.5	143.8	149.7
Kern River	52.0	47.9	92.2	97.0
CE Electric UK	117.3	114.9	231.3	240.6
CalEnergy Generation-Foreign	43.9	43.4	101.3	87.2
CalEnergy Generation-Domestic	3.5	5.2	6.5	9.5
HomeServices	34.9	50.8	34.7	58.9
Total reportable segments	481.0	359.3	976.8	800.8
Corporate/other(1)	(9.1)	(24.7)	(42.4)	(41.7)
Total operating income	471.9	334.6	934.4	759.1
Interest expense	(308.1)	(224.1)	(529.8)	(455.7)
Capitalized interest	10.3	4.6	14.9	8.2
Interest and dividend income	18.2	15.0	33.6	23.4
Other income	51.7	18.0	174.6	39.0
Other expense	(7.3)	(1.5)	(8.6)	(4.8)
Total income from continuing operations before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	$236.7	$146.6	$619.1	$369.2

Interest expense:	$69.2	$-	$77.4	$-
PacifiCorp	38.8	33.5	77.9	67.3
MidAmerican Funding	12.5	14.0	25.0	27.3
Northern Natural Gas	17.8	18.3	35.8	36.8
Kern River	53.6	53.1	103.2	112.7
CE Electric UK	5.6	8.0	11.2	16.6
CalEnergy Generation-Foreign	4.4	4.6	8.9	9.2
CalEnergy Generation-Domestic	0.5	0.6	1.0	1.2
HomeServices	202.4	132.1	340.4	271.1
Total reportable segments	105.7	92.0	189.4	184.6
Corporate/other(1)	$308.1	$224.1	$529.8	$455.7
Total interest expense

	As of
	June 30,	December 31
	2006	2005
Total assets:
PacifiCorp	$14,372.9	$-
MidAmerican Funding	7,835.4	8,003.4
Northern Natural Gas	2,217.4	2,245.3
Kern River	2,021.3	2,099.6
CE Electric UK	6,353.4	5,742.7
CalEnergy Generation-Foreign	571.1	643.1
CalEnergy Generation-Domestic	536.0	555.1
HomeServices	813.3	814.3
Total reportable segments	34,720.8	20,103.5
Corporate/other(1)	277.1	267.2
Total assets	$34,997.9	$20,370.7

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

(2)	The negative depreciation and amortization at Northern Natural Gas for the three-month period ended June 30, 2005, is due to the settlement of its consolidated rate case in June 2005.

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2005 and the changes for the six-month period ended June 30, 2006 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2005	$-	$2,117.6	$327.1	$33.9	$1,207.2	$72.4	$398.0	$4,156.2
Goodwill from acquisitions	1,074.0	-	-	-	-	-	36.1	1,110.1
Reclassification of intangible assets(1)	-	-	-	-	-	-	(44.9)	(44.9)
Foreign currency translation	-	-	-	-	67.3	-	-	67.3
Other(2)	-	1.1	(13.3)	-	(0.7)	(0.2)	(0.2)	(13.3)
Goodwill at June 30, 2006	$1,074.0	$2,118.7	$313.8	$33.9	$1,273.8	$72.2	$389.0	$5,275.4

(1)
During the three-month period ending June 30, 2006, the Company reclassified $44.9 million of identifiable intangible assets from goodwill that principally related to trade names at HomeServices that were determined to have finite lives.

(2)	Other goodwill adjustments include primarily income tax adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”) during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included elsewhere in this report. The Company’s actual results in the future could differ significantly from the historical results.

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
•
governmental, statutory, legislative, regulatory or administrative initiatives, including those relating to the Energy Policy Act of 2005 (“Energy Policy Act”), or ratemaking actions affecting the Company or the electric or gas utility, pipeline or power generation industries;

•	the outcome of general rate cases and other proceedings conducted before regulatory authorities;
•	weather effects on sales and operating revenue;
•	changes in expected customer growth or usage of electricity or gas;
•	economic or industry trends that could impact electricity or gas usage;
•	increased competition in the power generation, electric and gas utility or pipeline industries;
•	fuel, fuel transportation and power costs and availability;
•	continued availability of accessible gas reserves;
•	changes in business strategy, development plans or customer or vendor relationships;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	unscheduled outages or repairs;
•	risks relating to nuclear generation;
•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (“SEC”), the Federal Energy Regulatory Commission (“FERC”), state public utility commissions, the Office of Gas and Electricity Markets in the United Kingdom and similar entities with regulatory oversight;

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

Executive Summary

The Company's operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign, CalEnergy Generation-Domestic and HomeServices of America, Inc. (“HomeServices”). These platforms are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for PacifiCorp, which was purchased on March 21, 2006 and is discussed herein. Through these platforms, the Company owns and operates an electric utility company in the western United States, a combined electric and natural gas utility company in the midwestern United States, two natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

The following significant events and changes occurred during the first six months of 2006 and 2005, as discussed in more detail herein, that highlight some of the factors which affected, or may affect in the future, the Company’s financial condition, results of operations and liquidity:

•
In May 2005, MEHC reached a definitive agreement with Scottish Power plc (“ScottishPower”) and its subsidiary, PacifiCorp Holdings, Inc., to acquire 100% of the common stock of ScottishPower’s wholly owned indirect subsidiary PacifiCorp for $5.1 billion in cash. On March 21, 2006, MEHC issued common stock of $5.1 billion to Berkshire Hathaway Inc. (“Berkshire Hathaway”) and other existing stockholders and closed the PacifiCorp acquisition. The results of PacifiCorp are included in MEHC’s results beginning March 21, 2006.

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

•
MidAmerican Funding’s operating income for the second quarter and the first six months of 2006 increased $20.6 million, or 35.2%, and $55.8 million, or 35.3%, respectively, from the comparable periods in 2005 due primarily to improvements in MidAmerican Energy’s gross margin from regulated electric retail and wholesale sales.

•
Northern Natural Gas’ operating income for the second quarter and the first six months of 2006 decreased $19.1 million, or 49.6%, and $5.9 million, or 3.9%, respectively, from the comparable periods in 2005 due mainly to the net favorable effects ($18.5 million in the second quarter and $16.0 million in the first six months) of two rate case settlements approved by the FERC during the first six months of 2005. Additionally, Northern Natural Gas recognized a $19.7 million gain from the sale of an idled section of pipeline in Oklahoma and Texas in the second quarter of 2005. These items were partially offset by favorable comparative second quarter and first six months operating results in 2006 versus 2005.

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

•
HomeServices’ operating income for the second quarter and the first six months of 2006 decreased $15.9 million, or 31.3%, and $24.2 million, or 41.1%, respectively, from the comparable periods in 2005 due mainly to fewer brokerage transactions, particularly in the California and Minnesota markets, partially offset by the results of acquired companies not included in the comparable 2005 periods.

•
During the first six months of 2006, the Company recognized after-tax gains from the disposition of available-for-sale securities totaling $73.3 million. In the first quarter of 2006, Kern River sold all of the shares of Mirant Americas Energy Marketing (“Mirant”) stock received in February 2006 from its allowed bankruptcy claim amount plus interest and realized an after-tax gain from those sales of $55.3 million. In the second quarter of 2006, MidAmerican Funding disposed of a majority of its common shares held in an electronic energy and metals trading exchange and realized an after-tax gain of $18.0 million.

•
MidAmerican Energy is currently constructing Council Bluffs Energy Center Unit No. 4 (“CBEC Unit 4”), a 790-megawatt (“MW”) (expected accreditation) super-critical-temperature, coal-fired generating plant, of which MidAmerican Energy’s share is 479 MW, and expects to invest approximately $737 million in the project through 2007. Through June 30, 2006, MidAmerican Energy has invested $594.0 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract.

•
PacifiCorp is currently constructing the Lake Side Power Plant, an estimated 550-MW combined cycle plant in Utah, expected to be in service by the summer of 2007. The cost of the Lake Side Power Plant is expected to total approximately $347 million, of which approximately $251 million has been incurred through June 30, 2006.

•
On March 24, 2006, MEHC completed a $1.7 billion offering of unsecured senior bonds due 2036 (the ‘‘Bonds’’). The Bonds were issued at an offering price of 99.957%, will accrue interest at a rate of 6.125% per annum and will mature on April 1, 2036.

•	On March 28, 2006, MEHC exercised its right to repurchase $1.7 billion of common stock from Berkshire Hathaway.

PacifiCorp Acquisition

On March 21, 2006, a wholly-owned subsidiary of MEHC acquired 100% of the common stock of PacifiCorp from a wholly-owned subsidiary of ScottishPower for a cash purchase price of $5,109.5 million, which was funded through the issuance of common stock. MEHC also incurred $10.2 million of direct transaction costs associated with the acquisition, which consisted principally of investment banker commissions and outside legal and accounting fees and expenses, resulting in a total purchase price of $5,119.7 million. The results of PacifiCorp’s operations are included in the Company’s results beginning March 21, 2006.

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

•
Approximately $520 million in investments (to be made over several years following the sale and subject to subsequent regulatory review and approval) in PacifiCorp's transmission and distribution system that would enhance reliability, facilitate the receipt of renewable resources and enable further system optimization; and

•	The addition of 400 MW of cost-effective renewable resources to PacifiCorp’s generation portfolio by December 31, 2007, including 100 MW of cost-effective wind resources by March 21, 2007.

The commitments approved by the state commissions also include credits that will reduce retail rates generally through 2010 to the extent that PacifiCorp does not achieve identified cost reductions or demonstrate mitigation of certain risks to customers. The maximum potential value of these rate credits to customers in all six states is $142.5 million. PacifiCorp and MEHC have made additional commitments to the state commissions that limits the dividends PacifiCorp can pay to MEHC or its affiliates. As of June 30, 2006, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to MEHC or its affiliates without prior state regulatory approval to the extent that it would reduce PacifiCorp’s common stock equity below 48.25% of its total capitalization, excluding short-term debt and current maturities of long-term debt. After December 31, 2008, this minimum level of common equity declines annually to 44.0% after December 31, 2011.

PacifiCorp is a regulated electric utility company serving approximately 1.6 million residential, commercial and industrial customers in service territories aggregating approximately 136,000 square miles in portions of the states of Utah, Oregon, Wyoming, Washington, Idaho and California. The regulatory commissions in each state approve rates for retail electric sales within their respective states. PacifiCorp also sells electricity on the wholesale market to public and private utilities, energy marketing companies and to incorporated municipalities. Wholesale activities are regulated by the FERC. The FERC and the six state regulatory commissions also have authority over the construction and operation of PacifiCorp’s electric generation facilities. PacifiCorp delivers electricity through approximately 59,500 miles of distribution lines and approximately 15,600 miles of transmission lines.

PacifiCorp owns, or has interests in, the following types of electricity generating plants at June 30, 2006:

		Facility Net	Net
		Capacity	Megawatts
	Plants	Megawatts	Owned
Coal	11	9,466.0	6,103.9
Natural gas and other	6	1,411.0	1,174.0
Hydroelectric	51	1,159.4	1,159.4
Wind	1	32.6	32.6
Total	69	12,069.0	8,469.9

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

Results of Operations

Consolidated Executive Summary

Consolidated statement of operations results for the second quarter and the first six months of 2006 and 2005 are summarized in the following table (in millions):

	Second Quarter		First Six Months
	2006	2005	2006	2005

Operating revenue	$2,617.5	$1,604.4	$4,672.1	$3,408.6

Operating income	$471.9	$334.6	$934.4	$759.1
Interest expense	(308.1)	(224.1)	(529.8)	(455.7)
Other income, net	72.9	36.1	214.5	65.8
Income tax expense	(81.7)	(57.6)	(212.9)	(131.6)
Minority interest and preferred dividends of subsidiaries	(9.9)	(3.8)	(13.9)	(6.6)
Equity income	7.9	13.2	9.7	18.1
Income from continuing operations	153.0	98.4	402.0	249.1
Income from discontinued operations, net of income tax	-	1.3	-	3.0
Net income available to common and preferred stockholders	$153.0	$99.7	$402.0	$252.1

Net income for the second quarter of 2006 increased $53.3 million, or 53.5%, to $153.0 million from the comparable period in 2005. Net income from PacifiCorp was $44.5 million. Favorable comparative second quarter operating results at MidAmerican Funding, Northern Natural Gas, Kern River and CE Electric UK more than offset lower operating results at HomeServices, lower equity earnings at CE Generation, LLC and HomeServices and higher interest expense at MEHC. Additionally, in the second quarter of 2006, MidAmerican Funding recognized an after-tax gain of $18.0 million on the disposition of common shares in an electronic energy and metals trading exchange and, in the second quarter of 2005, after-tax gains were recognized of $12.0 million related to the sale of an idled section of pipeline in Oklahoma and Texas, and $10.5 million related to the settlement of outstanding rate cases at Northern Natural Gas and of $5.9 million from the sale of a non-strategic investment.

Net income for the first six months of 2006 increased $149.9 million, or 59.5%, to $402.0 million from the comparable period in 2005. Net income from PacifiCorp was $54.8 million during the period from acquisition to June 30, 2006. In addition to the items described in the second quarter discussion above, an after-tax gain was recognized of $55.3 million from the sale of Mirant common stock received as part of Kern River’s Mirant bankruptcy claim award in the first six months of 2006. Also in the first six months of 2006, a $10.9 million unrealized, after-tax, loss at CalEnergy Gas (Holdings) Limited (“CE Gas”) related to its Australian gas production hedges was recognized. Favorable comparative first six months operating results at CalEnergy Generation-Foreign resulted from higher water flow and electricity generation.

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

A comparison of operating revenue and operating income for the Company’s reportable segments for the second quarter and the first six months of 2006 and 2005 follows (in millions):

	Second Quarter		First Six Months
	2006	2005	2006	2005
Operating revenue:
PacifiCorp	$859.9	$-	$936.4	$-
MidAmerican Funding	761.6	619.7	1,803.3	1,476.0
Northern Natural Gas	103.0	61.9	316.7	263.1
Kern River	86.2	79.2	165.5	157.8
CE Electric UK	215.9	214.9	426.3	454.1
CalEnergy Generation-Foreign	73.8	72.1	159.1	144.3
CalEnergy Generation-Domestic	8.0	8.7	15.5	16.6
HomeServices	517.4	554.2	872.9	916.5
Total reportable segments	2,625.8	1,610.7	4,695.7	3,428.4
Corporate/other	(8.3)	(6.3)	(23.6)	(19.8)
Total operating revenue	$2,617.5	$1,604.4	$4,672.1	$3,408.6

Operating income:
PacifiCorp	$130.8	$-	$153.3	$-
MidAmerican Funding	79.2	58.6	213.7	157.9
Northern Natural Gas	19.4	38.5	143.8	149.7
Kern River	52.0	47.9	92.2	97.0
CE Electric UK	117.3	114.9	231.3	240.6
CalEnergy Generation-Foreign	43.9	43.4	101.3	87.2
CalEnergy Generation-Domestic	3.5	5.2	6.5	9.5
HomeServices	34.9	50.8	34.7	58.9
Total reportable segments	481.0	359.3	976.8	800.8
Corporate/other	(9.1)	(24.7)	(42.4)	(41.7)
Total operating income	$471.9	$334.6	$934.4	$759.1

PacifiCorp

On March 21, 2006, MEHC acquired 100% of the common stock of PacifiCorp. Operating revenue and operating income of $859.9 million and $130.8 million, respectively, and $936.4 million and $153.3 million, respectively, from PacifiCorp’s operations are included in the Company’s results for the second quarter of 2006 and for the period from acquisition to June 30, 2006. Operating revenue for the period from acquisition to June 30, 2006 consisted of retail and wholesale and other revenues totaling $778.4 million and $158.0 million, respectively. PacifiCorp recorded $31.6 million of unrealized losses under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, during the period from acquisition to June 30, 2006, related to mark-to-market movements. PacifiCorp uses derivative instruments (primarily forward purchases and sales) to manage the commodity price risk inherent in its fuel and electricity obligations, as well as to optimize the value of power generation assets and related contracts.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income for the second quarter and the first six months of 2006 and 2005 are summarized as follows (in millions):

	Second Quarter		First Six Months
	2006	2005	2006	2005
Operating revenue:
Regulated electric	$460.6	$347.3	$875.8	$659.9
Regulated natural gas	169.0	210.0	624.8	677.4
Nonregulated	132.0	62.4	302.7	138.7
Total operating revenue	$761.6	$619.7	$1,803.3	$1,476.0

Operating income:
Regulated electric	$82.5	$60.3	$181.7	$121.4
Regulated natural gas	(1.4)	(3.2)	30.2	31.4
Nonregulated	(1.9)	1.5	1.8	5.1
Total operating income	$79.2	$58.6	$213.7	$157.9

Regulated Electric Operations

The operating results of MidAmerican Energy’s regulated electric business for the second quarter and the first six months of 2006 and 2005 are summarized as follows (in millions, except for average number of customers):

	Second Quarter		First Six Months
	2006	2005	2006	2005

Retail	$312.4	$293.8	$602.1	$561.0
Wholesale	148.2	53.5	273.7	98.9
Total operating revenue	460.6	347.3	875.8	659.9
Cost of fuel, energy and capacity	169.0	102.6	304.6	191.4
Margin	291.6	244.7	571.2	468.5
Operating expense	129.9	118.6	243.2	225.5
Depreciation and amortization	79.2	65.8	146.3	121.6
Operating income	$82.5	$60.3	$181.7	$121.4

Sales (gigawatt-hours):
Retail	4,803	4,529	9,596	8,941
Wholesale	3,236	2,049	5,739	3,768
	8,039	6,578	15,335	12,709

Average number of customers	708,634	696,208	708,273	699,080

MidAmerican Energy’s regulated electric retail revenue for the second quarter and for the first six months of 2006 increased $18.6 million, or 6.3%, to $312.4 million and $41.1 million, or 7.3%, to $602.1 million, respectively, from the comparable periods in 2005. Electric retail sales volumes increased 6.0% compared to the second quarter of 2005. A growing retail customer base improved electric retail revenue by $12.7 million, while electricity usage factors not dependent on weather, such as the size of homes, technology changes and the use of multiple appliances, increased electric revenue by $5.1 million compared to the second quarter of 2005. Electric retail sales volumes increased 7.3% compared to the first six months of 2005. A growing retail customer base improved electric retail revenue by $24.6 million, while electricity usage factors not dependent on weather increased electric revenue by $11.9 million compared to the first six months of 2005.

In addition to retail sales, MidAmerican Energy sells electric energy, or wholesale sales, to other utilities, marketers and municipalities. MidAmerican Energy’s wholesale revenue for the second quarter and for the first six months of 2006 increased $94.7 million, or 177.0%, to $148.2 million and $174.8 million, or 176.7%, to $273.7 million, respectively, from the comparable periods in 2005. The effect of higher electric energy prices increased wholesale energy revenue in the second quarter and in the first six months of 2006 by $63.8 million and $123.2 million, respectively. Wholesale units for the second quarter and for the first six months of 2006 increased 57.9% and 52.3%, respectively, from the comparable periods in 2005, resulting in increases in revenue of $31.0 million and $51.7 million, respectively. The primary reason for the increases in wholesale sales volumes for the second quarter and for the first six months of 2006 was additional available MidAmerican Energy-owned, base load generation, including generation available as a result of newly added wind generation supplying retail customers, as well as market opportunities.

Cost of fuel, energy and capacity for the second quarter and for the first six months of 2006 increased $66.4 million, or 64.7%, to $169.0 million and $113.2 million, or 59.1%, to $304.6 million, respectively, from the comparable periods in 2005 due to an increase in the average cost of purchased power and the increase in sales volumes.

Regulated electric operating expense for the second quarter and for the first six months of 2006 increased $11.3 million, or 9.5%, to $129.9 million and $17.7 million, or 7.8%, to $243.2 million, respectively, from the comparable periods in 2005 due mainly to higher transmission operations costs of $6.6 million and $12.6 million, respectively, related to the increase in purchased power and wholesale sales.

Regulated electric depreciation and amortization expense for the second quarter and for the first six months of 2006 increased $13.4 million to $79.2 million and $24.7 million to $146.3 million, respectively, from the comparable periods in 2005 due to increases of $12.0 million and $21.0 million, respectively, in regulatory expense pursuant to a revenue sharing arrangement with the state of Iowa due to higher Iowa electric equity returns. Other increases were due primarily to 200 MW of wind power facilities placed in service in late 2005.

Regulated Natural Gas Operations

Regulated natural gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or operating income because revenues reflect comparable fluctuations through the purchased gas adjustment clauses. Compared to the second quarter of 2005, sales volumes decreased 19.3% for the second quarter of 2006, resulting in a $32.2 million decrease in revenue and cost of gas sold, due to milder temperature conditions and other usage factors. In addition, MidAmerican Energy’s average per-unit cost of gas sold for the second quarter of 2006 decreased 6.7%, resulting in a $9.1 million decrease in revenue and cost of gas sold from the comparable period in 2005. Compared to the first six months of 2005, sales volumes decreased 16.8% for the first six months of 2006, resulting in a $92.9 million decrease in revenue and cost of gas sold, due to milder temperature conditions and other usage factors. Partially offsetting the decrease from lower sales volumes was a 9.7% increase in MidAmerican Energy’s average per-unit cost of gas sold for the first six months of 2006, resulting in a $44.5 million increase in revenue and cost of gas sold from the comparable period in 2005.

Nonregulated Operations

MidAmerican Funding’s nonregulated operating revenue for the second quarter and for the first six months of 2006 increased $69.6 million, or 111.5%, to $132.0 million and $164.0 million, or 118.2%, to $302.7 million, respectively, from the comparable periods in 2005 due primarily to a change in management strategy related to certain end-use natural gas contracts that resulted in recording prospectively the related revenues and cost of sales on a gross, rather than net, basis in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17.”

Northern Natural Gas

Operating revenue for the second quarter and for the first six months of 2006 increased $41.1 million, or 66.4%, to $103.0 million and $53.6 million, or 20.4%, to $316.7 million, respectively, from the comparable periods in 2005. These increases were partially attributable to the net effects of two FERC approved rate settlements that reduced operating revenue in the second quarter and the first six months of 2005 by $22.7 million and $9.1 million, respectively. Transportation and storage revenues in the second quarter and the first six months of 2006 also increased $13.4 million and $28.1 million, respectively, from the comparable periods in 2005 due to increased field area demand and rates as well as new transportation contracts and contract extensions. Additionally, gas and liquids sales increased $5.0 million and $16.4 million, respectively, in the second quarter and in the first six months of 2006 due to higher sales of gas from operational storage utilized to manage physical flows on the pipeline system.

Cost of sales for the second quarter and for the first six months of 2006 increased $4.3 million to $11.0 million and $14.6 million to $22.3 million, respectively, from the comparable periods in 2005 due to higher gas and liquids sales resulting from higher sales of gas from operational storage utilized to manage physical flows on the pipeline system.

Operating expense for the second quarter and for the first six months of 2006 increased $27.6 million, or 82.8%, to $60.8 million and $19.5 million, or 18.7%, to $123.9 million, respectively, from the comparable periods in 2005. These increases were largely due to the $19.7 million gain recorded in the second quarter of 2005 on the sale of an idled section of pipeline in Oklahoma and Texas. The second quarter increase was also partially attributable to the net effects of two FERC approved rate settlements that reduced operating expense in the second quarter of 2005 by $12.5 million.

Depreciation and amortization for the second quarter and for the first six months of 2006 increased $28.5 million to $14.2 million and $25.5 million to $28.4 million, respectively, from the comparable periods in 2005 due primarily to the net effects and the ongoing impact of changes in the useful lives of Northern Natural Gas’ transmission, storage and intangible assets resulting from the June 2005 settlement of its consolidated rate case proceeding.

Kern River

Operating revenue for the second quarter and for the first six months of 2006 increased $7.0 million, or 8.8%, to $86.2 million and $7.7 million, or 4.9%, to $165.5 million, respectively, from the comparable periods in 2005. The increases in operating revenue resulted primarily from higher transportation revenues due mainly to higher quantities and higher rates resulting from more favorable market conditions.

Depreciation and amortization for the second quarter and for the first six months of 2006 increased $4.4 million to $20.0 million and $15.4 million to $46.6 million, respectively, from the comparable periods in 2005 due to higher expected depreciation rates in connection with the current rate proceeding.

CE Electric UK

Operating revenue for the first six months of 2006 decreased $27.8 million, or 6.1%, to $426.3 million from the comparable period in 2005 due mainly to a $20.6 million adverse impact from the exchange rate and a $15.2 million unrealized loss at CE Gas related to its derivative condensate contracts, which are marked to market, partially offset by $7.3 million of higher distribution revenues at Northern Electric and Yorkshire Electricity.

Operating expense for the first six months of 2006 decreased $12.7 million, or 15.1%, to $71.2 million from the comparable period in 2005 due mainly to lower costs of $5.9 million associated with the withdrawal from the metering market and a $3.7 million favorable impact from the exchange rate.

Depreciation and amortization for the first six months of 2006 decreased $5.4 million to $64.4 million from the comparable period in 2005 due mainly to $3.1 million of Yorkshire Electricity out-performance amortization recognized in the first quarter of 2005 and a $3.1 million favorable impact from the exchange rate.

CalEnergy Generation-Foreign

Operating revenue for the first six months of 2006 increased $14.8 million, or 10.3%, to $159.1 million from the comparable period in 2005, mainly due to higher variable energy fees of $11.2 million as a result of significantly higher water flows and corresponding higher variable energy fees at the Casecnan Project.

HomeServices

Operating revenue for the second quarter of 2006 decreased $36.8 million, or 6.6%, to $517.4 million and cost of sales decreased $28.6 million, or 7.4%, to $355.7 million from the comparable period in 2005. The decreases in operating revenue and cost of sales were due to a decline from existing businesses totaling $75.8 million and $55.3 million, respectively, reflecting primarily fewer brokerage transactions, particularly in the California and Minnesota markets, partially offset by the results of acquired companies not included in the comparable 2005 period totaling $39.0 million and $26.7 million, respectively.

Operating revenue for the first six months of 2006 decreased $43.6 million, or 4.8%, to $872.9 million and cost of sales decreased $33.2 million, or 5.2%, to $601.3 million from the comparable period in 2005. The decreases in operating revenue and cost of sales were due to a decline from existing businesses totaling $89.5 million and $64.9 million, respectively, reflecting primarily fewer brokerage transactions, particularly in the California and Minnesota markets, partially offset by the results of acquired companies not included in the comparable 2005 period totaling $45.9 million and $31.7 million, respectively.

Operating expense for the second quarter and for the first six months of 2006 increased $1.5 million, or 1.3%, to $116.2 million and $6.9 million, or 3.2%, to $221.3 million, respectively, from the comparable periods in 2005 mainly due to $7.5 million and $9.2 million, respectively, in operating expense related to the results of acquired companies not included in the comparable 2005 periods, partially offset by $6.0 million and $2.3 million, respectively, in lower operating expense at existing businesses due primarily to lower compensation expenses.

Depreciation and amortization for the second quarter and for the first six months of 2006 increased $6.2 million to $10.6 million and $6.9 million to $15.6 million, respectively, from the comparable periods in 2005 due primarily to higher amortization of acquisition related costs.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the second quarter and for the first six months of 2006 and 2005 is summarized as follows (in millions):

	Second Quarter		First Six Months
	2006	2005	2006	2005

Subsidiary short-term and long-term debt	$202.4	$132.1	$340.4	$271.1
Parent company short-term and senior debt	63.7	44.5	105.1	89.7
Parent company subordinated debt-Berkshire	35.1	40.6	70.6	81.3
Parent company subordinated debt-other	6.9	6.9	13.7	13.6
Total interest expense	$308.1	$224.1	$529.8	$455.7

Interest expense on subsidiary short-term and long-term debt for the second quarter and for the first six months of 2006 increased $70.2 million to $202.4 million and $69.2 million to $340.4 million, respectively, from the comparable periods in 2005 due primarily to PacifiCorp’s interest expense, which totaled $69.2 million and $77.4 million, respectively, during the second quarter of 2006 and the period from acquisition to June 30, 2006. Additionally, interest expense on subsidiary short-term and long-term debt was higher in the second quarter and the first six months of 2006 compared to the same periods in 2005 due to MidAmerican Energy’s 5.75% $300.0 million debt issuance in November 2005. These increases were partially offset by a $10.2 million charge incurred in February 2005 to exercise the call option on the £155.0 million Variable Rate Reset Trust Securities at CE Electric UK as well as maturities of and scheduled principal repayments on subsidiary and project debt.

Interest expense on parent company short-term and senior debt for the second quarter and for the first six months of 2006 increased $19.3 million to $63.7 million and $15.5 million to $105.1 million, respectively, from the comparable periods in 2005 due primarily to MEHC’s 6.125% $1,700.0 million debt issuance in March 2006.

Interest expense on parent company subordinated debt-Berkshire for the second quarter and for the first six months of 2006 decreased $5.5 million to $35.1 million and $10.7 million to $70.6 million, respectively, from the comparable periods in 2005 due to scheduled principal repayments.

Other Income, Net

Other income, net for the second quarter and for the first six months of 2006 and 2005 is summarized as follows (in millions):

	Second Quarter		First Six Months
	2006	2005	2006	2005

Capitalized interest	$10.3	$4.6	$14.9	$8.2
Interest and dividend income	18.2	15.0	33.6	23.4
Other income	51.7	18.0	174.6	39.0
Other expense	(7.3)	(1.5)	(8.6)	(4.8)
Total other income, net	$72.9	$36.1	$214.5	$65.8

Capitalized interest for the second quarter and for the first six months of 2006 increased $5.7 million to $10.3 million and $6.7 million to $14.9 million, respectively, from the comparable periods in 2005 due mainly to $4.8 million and $5.3 million, respectively, attributable to PacifiCorp and higher capitalized interest at MidAmerican Energy associated with an increase in the construction of generation facilities.

Interest and dividend income for the second quarter and for the first six months of 2006 increased $3.2 million to $18.2 million and $10.2 million to $33.6 million, respectively, from the comparable periods in 2005 mainly due to $2.4 million and $2.7 million, respectively, attributable to PacifiCorp and earnings on guaranteed investment contracts (£100.0 million at 4.75% and £200.0 million at 4.73%) purchased in May 2005 at CE Electric UK as well as earnings on higher cash balances and higher short-term interest rates.

Other income for the second quarter and for the first six months of 2006 increased $33.7 million to $51.7 million and $135.6 million to $174.6 million, respectively, from the comparable periods in 2005. Other income in the first quarter of 2006 included Kern River’s $89.3 million of gains from the sales of Mirant stock, MidAmerican Funding’s realized gain of $7.3 million from the sale of a non-strategic investment and Northern Natural Gas’ gain of $5.4 million from a contractual settlement. Other income in the second quarter of 2006 included MidAmerican Funding’s $32.1 million of gains from the disposition of common shares held in an electronic energy and metals trading exchange. Other income in the first quarter of 2005 included MidAmerican Funding’s realized gains of $9.9 million from the sales of certain non-strategic investments. Other income in the second quarter of 2005 included CE Electric UK’s realized gain of $8.4 million from the sale of a non-strategic investment. Additionally, the allowance for equity funds used during construction for the second quarter and for the first six months of 2006 increased $9.0 million and $11.8 million, respectively, from the comparable periods in 2005 due mainly to $6.6 million attributable to PacifiCorp and increased levels of capital project expenditures at MidAmerican Energy.

In January 2006, Mirant emerged from bankruptcy and on February 6, 2006, a stipulated judgment was entered that allowed Kern River to receive a pro rata amount of shares of new Mirant stock determined by Kern River’s allowed claim amount plus interest in relation to the unsecured creditor class of over $6 billion. In February 2006, Kern River received an initial distribution of such shares in payment of the majority of its allowed claim. In June 2006, MidAmerican Funding sold a majority of its common shares held in an electronic energy and metals trading exchange and realized a pre-tax gain of $27.6 million. MidAmerican Funding donated its remaining shares to a charitable foundation and recognized a pre-tax gain of $4.5 million as MidAmerican Funding’s equity investment in the common shares was carried at zero cost.

Other expense for the second quarter and for the first six months of 2006 increased $5.8 million to $7.3 million and $3.8 million to $8.6 million, respectively, from the comparable periods in 2005. In connection with its disposition of common shares held in an electronic energy and metals trading exchange, MidAmerican Funding donated certain of these common shares to a charitable foundation and recognized a donation expense of $4.5 million.

Income Tax Expense

Income tax expense for the second quarter and for the first six months of 2006 increased $24.1 million to $81.7 million and $81.3 million to $212.9 million, respectively, from the comparable periods in 2005. The effective tax rate was 34.5% and 39.3%, respectively, for the second quarter of 2006 and 2005 and was 34.4% and 35.6%, respectively, for the first six months of 2006 and 2005. The lower effective tax rates in 2006 were mainly due to lower taxes on foreign sourced income and a lower effective tax rate at MidAmerican Funding due mainly to the effects of rate-making and production tax credits associated with wind generation, partially offset by higher tax accruals for uncertain tax positions.

Equity Income

Equity income for the second quarter and for the first six months of 2006 decreased $5.3 million to $7.9 million and $8.4 million to $9.7 million, respectively, from the comparable periods in 2005 due mainly to lower earnings at CE Generation, LLC resulting from more significant scheduled overhauls as well as lower equity income at HomeServices due to lower refinancing activity at its residential mortgage loan joint ventures.

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

The Company’s cash and cash equivalents and short-term investments, which consist primarily of auction rate securities that are used in the Company’s cash management program, were $413.0 million at June 30, 2006, compared to $396.3 million at December 31, 2005. In addition, the Company recorded separately, in restricted cash and short-term investments and in deferred charges and other assets, restricted cash and investments of $129.8 million and $136.7 million, respectively, at June 30, 2006 and December 31, 2005. The restricted cash balance is mainly composed of amounts deposited in restricted accounts relating to (i) the Company’s debt service reserve requirements relating to certain projects, (ii) customer deposits held in escrow, (iii) custody deposits, and (iv) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $952.9 million for the first six months of 2006, compared with $861.1 million from the comparable period in 2005. The increase was mainly due to better cash flow at MidAmerican Funding due to higher electric wholesale results, the greater utilization of income tax net operating loss carryforwards and the inclusion of PacifiCorp’s operating cash flows for the period from acquisition to June 30, 2006, partially offset by lower period over period cash flow at CE Electric UK due mainly to a tax refund received in 2005.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first six months of 2006 and 2005 were $5,790.3 million and $972.9 million, respectively. The increase was primarily due to the 2006 acquisition of PacifiCorp, net of cash acquired, the 2005 purchase of two guaranteed investment contracts by certain indirect wholly owned subsidiaries of CE Electric UK totaling $556.6 million, and a $408.7 million increase in capital expenditures, construction and other development costs. Additionally, Kern River received proceeds in 2006 totaling $89.3 million from the sale of Mirant shares received in payment of the majority of its allowed bankruptcy claim and MidAmerican Funding received proceeds in 2006 totaling $27.6 million from the sale of common shares held in an electronic energy and metals trading exchange.

Capital Expenditures, Construction and Other Development Costs

Capital expenditures, construction and other development costs were $917.5 million for the first six months of 2006 compared with $508.8 million from the comparable period in 2005. The following table summarizes the expenditures by reportable segment (in millions):

	Six-Month Periods
	Ended June 30,
	2006	2005
Capital expenditures:
PacifiCorp	$353.4	$-
MidAmerican Funding	323.5	331.9
Northern Natural Gas	39.3	30.6
CE Electric UK	188.3	138.9
Other reportable segments and corporate/other	13.0	7.4
Total capital expenditures	$917.5	$508.8

Forecasted capital expenditures, construction and other development costs for fiscal 2006 are approximately $2.4 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of recurring expenditures and the funding of growing load requirements, were $698.2 million for the first six months of 2006. Construction and other development costs were $219.3 million for the first six months of 2006. These costs consist mainly of expenditures for large scale generation projects at PacifiCorp and MidAmerican Energy as described below.

PacifiCorp

As required by state regulators, PacifiCorp uses Integrated Resource Plans (“IRP”) to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. Each state commission that has IRP adequacy rules judges whether the IRP reasonably meets its standards and guidelines at the time the IRP is filed. If the IRP is found to be adequate, then it is formally “acknowledged.” The IRP can then be used as evidence by parties in rate-making or other regulatory proceedings.

In November 2005, PacifiCorp released an update to its 2004 IRP. The updated 2004 IRP identified a need for approximately 2,113 MW of additional resources by summer 2014, to be met with a combination of thermal generation (1,936 MW) and load control programs (177 MW). PacifiCorp also planned to implement energy conservation programs of 450 average MW, to continue to seek procurement of 1,400 MW of economic renewable resources and to use wholesale electricity transactions to make up for the remaining difference between retail load obligations and available resources.

In July 2006, PacifiCorp filed its 2012 draft request for proposal with the UPSC, OPUC and WUTC. The draft request for proposal is for load resources of between 1,600 MW and 2,290 MW to be available in 2012 through 2014. It is anticipated that the commissions will issue an order in October 2006 approving the draft request for proposal, at which time the request for proposal will be issued. The scope of this draft request for proposal is focused on resources capable of delivering energy and capacity in or to PacifiCorp’s network transmission system in PacifiCorp’s eastern control area. All transaction and resource decisions will be evaluated on a comparable least-cost and risk-balanced approach.

In March 2006, PacifiCorp completed construction of the Currant Creek Power Plant, a 523-MW combined cycle plant in Utah. Total project costs incurred were approximately $339 million. Presently under construction is the Lake Side Power Plant, an estimated 550-MW combined cycle plant in Utah, expected to be in service by the summer of 2007. The cost of the Lake Side Power Plant is expected to total approximately $347 million, of which approximately $251 million has been incurred through June 30, 2006. Both plants are 100% owned and operated by PacifiCorp.

In July 2006, PacifiCorp entered into an agreement to acquire a 100.5-MW wind energy generation facility that is currently under construction and expected to begin commercial operation in the third quarter of 2006.

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

PacifiCorp’s capital requirements for the period from acquisition to December 31, 2006 are estimated to be approximately $1,036 million, which includes $321 million for the generation development projects described above, $102 million for emissions control equipment to address current and anticipated air quality regulations and $613 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth.

MidAmerican Funding

MidAmerican Energy anticipates a continuing increase in demand for electricity from its regulated customers. To meet anticipated demand and ensure adequate electric generation in its service territory, MidAmerican Energy is currently constructing CBEC Unit 4, a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy's current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities will own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of the generation project in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy believes to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $737 million in CBEC Unit 4, including transmission facilities and excluding allowance for funds used during construction. Through June 30, 2006, MidAmerican Energy has invested $594.0 million in the project, including $121.3 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract.

On December 16, 2005, MidAmerican Energy filed with the Iowa Utilities Board (“IUB”) a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. Generally speaking, accredited capacity ratings for wind power facilities are considerably less than the nameplate ratings due to the varying nature of wind. The settlement agreement was approved by the IUB on April 18, 2006. MidAmerican Energy has entered into agreements for the construction of approximately 99 MW (nameplate ratings) of wind-powered generation capacity to be completed by the end of 2006 and for the construction of approximately 123 MW (nameplate ratings) of wind-powered generation capacity to be completed by the end of 2007. The second agreement also provides for the sale of development rights to an adjacent project whose size could be up to 77 MW (nameplate ratings).

MidAmerican Energy’s capital requirements for 2006 are estimated to be approximately $799 million, which includes $422 million for the generation development projects described above, $61 million for emissions control equipment to address current and anticipated air quality regulations and $316 million for ongoing operational projects, including connections for new customers and facilities to accommodate load growth.

Cash Flows from Financing Activities

Cash flows generated from financing activities for the first six months of 2006 were $4,871.8 million. Sources of cash totaled $7,000.8 million and consisted mainly of $5,122.6 million of proceeds from the issuance of common stock and $1,699.3 million of proceeds from the issuance of parent company senior debt. Uses of cash totaled $2,129.0 million and consisted mainly of $1,750.0 million for repurchases of common stock and $245.3 million for repayments of subsidiary and project debt.

Cash flows generated from financing activities for the first six months of 2005 were $117.9 million. Sources of cash totaled $753.5 million and consisted primarily of $752.1 million of proceeds from the issuance of subsidiary and project debt. Uses of cash totaled $635.6 million and consisted primarily of $606.5 million for repayments of subsidiary and project debt.

Recent Debt and Stock Transactions

On March 6, 2006, Mr. David L. Sokol, Chairman and Chief Executive Officer of MEHC, exercised 450,000 common stock options having an exercise price of $29.01 per share. Additionally, Mr. Sokol put 344,274 shares of common stock to MEHC for a purchase price of $50.0 million.

On March 21, 2006, Berkshire Hathaway and certain other of MEHC’s existing stockholders and related companies invested $5,109.5 million, in the aggregate, in 35,237,931 shares of MEHC’s common stock in order to provide equity funding for the PacifiCorp acquisition. The per-share value assigned to the shares of common stock issued, which were effected pursuant to a private placement and were exempt from the registration requirements of the Securities Act of 1933, as amended, was based on an assumed fair market value as agreed to by MEHC’s stockholders.

On March 24, 2006, MEHC completed a $1,700 million offering of unsecured senior bonds due 2036 (the ‘‘Bonds’’). The Bonds were issued at an offering price of 99.957%, will accrue interest at a rate of 6.125% per annum and will mature on April 1, 2036. Accrued interest on the Bonds is payable on April 1 and October 1 of each year, commencing on October 1, 2006, until the principal amount of the Bonds is paid in full. The proceeds were used to fund MEHC’s exercise of its right to repurchase shares of its common stock previously issued to Berkshire Hathaway.

On March 28, 2006, MEHC repurchased 11,724,138 shares of common stock from Berkshire Hathaway for an aggregate purchase price of $1,700.0 million.

On June 15, 2006, MidAmerican Energy’s 6.375% series of notes, totaling $160.0 million, matured.

On July 6, 2006, MEHC entered into a $600.0 million credit facility pursuant to the terms and conditions of an amended and restated credit agreement. The amended and restated credit agreement remains unsecured, carries a variable interest rate based on LIBOR or a base rate, at MEHC’s option, plus a margin, and the termination date was extended to July 6, 2011. The facility continues to support letters of credit for the benefit of certain subsidiaries and affiliates.

The Energy Policy Act

On August 8, 2005, the Energy Policy Act was signed into law. That law potentially impacts many segments of the energy industry. A tax provision extended the federal production tax credit for new renewable electricity generation projects through December 31, 2007. In part as a result of that portion of the law, PacifiCorp and MidAmerican Energy began development efforts to add additional wind-powered generation. The law also results in expanding FERC regulatory authority in areas such as electric system reliability, electric transmission expansion and pricing, regulation of utility holding companies, and enforcement authority to issue substantial civil penalties.

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

The 10-year cooperation period for the Upper Mahiao Project ended on June 25, 2006, and the Upper Mahiao Project was transferred to the PNOC-EDC at no cost on an “as-is” basis. Additionally, the 10-year cooperation periods for the Mahanagdong and Malitbog Projects end in July 2007, at which time each project will also be transferred to the PNOC-EDC at no cost on an “as-is” basis. For the first six months of 2006, the Upper Mahiao Project’s financial results represented 0.5%, 1.1% and 1.6%, respectively, and the Mahanagdong and Malitbog Projects’ combined financial results represented 1.6%, 5.5% and 5.1%, respectively, of MEHC’s total consolidated operating revenue, income from continuing operations and operating cash flows from continuing operations. Additionally, the net properties, plants and equipment and the project debt of the Mahanagdong and Malitbog Projects represented less than 1%, respectively, of MEHC’s total consolidated net properties, plants and equipment and subsidiary and project debt at June 30, 2006.

Credit Ratings Risks

Debt and preferred securities of MEHC and its subsidiaries may be rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of the rated company’s ability to, in general, meet the obligations of its debt or preferred securities issued by the rated company. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. Other than the agreements discussed below, MEHC and its subsidiaries do not have any credit agreements that require termination or a material change in collateral requirements or payment schedule in the event of a downgrade in the credit ratings of the respective company’s securities.

In conjunction with their risk management activities, PacifiCorp and MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern PacifiCorp’s and MidAmerican Energy’s energy supply and marketing activities either specifically require them to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s or MidAmerican Energy’s creditworthiness. If one or more of PacifiCorp’s or MidAmerican Energy’s credit ratings decline below investment grade, PacifiCorp or MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of June 30, 2006, PacifiCorp’s and MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however if the ratings fell below investment grade, PacifiCorp’s and MidAmerican Energy’s estimated potential collateral requirements would total approximately $204 million and $144 million, respectively. PacifiCorp’s and MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has in effect certain currency rate swap agreements for its Yankee bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in sterling for $281.0 million of 6.496% Yankee bonds outstanding at June 30, 2006. The agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements at June 30, 2006, was $88.2 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of June 30, 2006, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $41.1 million.

Contractual Obligations and Commercial Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments arise from parent company and subsidiary long-term debt and notes payable, operating leases and power and fuel purchase contracts. Other obligations and commitments arise from unused lines of credit and letters of credit. Material obligations and commitments as of June 30, 2006 are as follows (in millions):

	Payments Due By Period
		Remainder			2011 and
	Total	of 2006	2007-2008	2009-2010	After

Contractual Cash Obligations:
Parent company senior debt	$4,475.0	$-	$1,550.0	$-	$2,925.0
Parent company subordinated debt	1,596.8	167.0	468.0	422.5	539.3
Subsidiary and project debt	10,948.3	282.9	1,518.8	560.3	8,586.3
Interest payments on long-term debt	14,152.2	571.0	2,060.9	1,623.6	9,896.7
Short-term debt	316.3	316.3	-	-	-
Coal, electricity and natural gas contract commitments(1)	10,543.2	902.6	2,437.9	1,718.3	5,484.4
Owned hydroelectric commitments(1)	705.3	23.3	93.1	177.4	411.5
Operating leases(1)	434.9	48.2	160.8	93.3	132.6
Deferred costs on construction contract(2)	200.0	-	200.0	-	-
Total contractual cash obligations	$43,372.0	$2,311.3	$8,489.5	$4,595.4	$27,975.8

	Commitment Expiration per Period
		Remainder			2011 and
	Total	of 2006	2007-2008	2009-2010	After
Other Commercial Commitments:
Unused revolving credit facilities and lines of credit(3) -
Parent company revolving credit facility	$340.1	$-	$-	$340.1	$-
Subsidiary revolving credit facilities and lines of credit	1,441.1	-	26.7	1,414.4	-
Total unused revolving credit facilities and lines of credit	$1,781.2	$-	$26.7	$1,754.5	$-

Parent company letters of credit outstanding	$61.0	$-	$61.0	$-	$-

Pollution control revenue bond standby letters of credit	$296.9	$-	$-	$296.9	$-
Pollution control revenue bond standby bond purchase agreements	$220.9	$-	$124.4	$-	$96.5
Other standby letters of credit	$112.7	$17.0	$31.3	$-	$64.4
______________

(1)	The coal, electricity and natural gas contract commitments, owned hydroelectric commitments and operating leases are not reflected on the consolidated balance sheets.

(2)
MidAmerican Energy is allowed to defer up to $200.0 million in payments to the contractor under its contract to build CBEC Unit 4. Approximately 39.3% of this commitment is expected to be funded by the joint owners of CBEC Unit 4.

(3)
These amounts do not reflect the following events occurring in July 2006: (1) the parent company revolving credit facility’s capacity was increased by $200.0 million and its maturity date was extended to July 2011; (2) the maturity dates for $1,225.0 million of subsidiary revolving credit facilities were extended to July 2011; and (3) the borrowing capacity of subsidiary revolving credit facilities was increased by $75.0 million.

The Company has other types of commitments that are subject to change and relate primarily to the items listed below. For additional information, refer, where applicable, to Note 3, “PacifiCorp Acquisition,” and Note 9, “Commitments and Contingencies,” to the Interim Financial Statements and to the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

•	Debt service reserve guarantees
•	Asset retirement obligations
•	Nuclear decommissioning costs
•	Residual guarantees on operating leases
•	Pension and postretirement commitments

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon changes that occurred during the six-month period ended June 30, 2006, refer to Note 8, “Regulatory Matters,” to the Interim Financial Statements for additional regulatory matter updates.

PacifiCorp

Pursuant to the FERC’s orders granting PacifiCorp authority to sell capacity and energy at market-based rates, PacifiCorp and certain of its former affiliates had been required to submit a joint market power analysis every three years. In February 2005, PacifiCorp submitted a joint triennial market power analysis, which indicated that PacifiCorp failed to pass one of the generation market power screens. In May 2005, the FERC issued an order instituting a proceeding pursuant to Section 206 of the Federal Power Act to determine whether PacifiCorp may continue to charge market-based rates for sales of wholesale energy and capacity. In June and July 2005, PacifiCorp and its formerly affiliated co-applicants submitted additional information and analysis to the FERC to rebut the presumption that PacifiCorp had generation market power. In January 2006, the FERC requested PacifiCorp to amend its previous filings with additional analysis, which was filed in March 2006. In June 2006, the FERC issued an order finding that PacifiCorp does not have market power and terminating the proceeding.

MidAmerican Funding

On July 13, 2004, the FERC issued an order requiring MidAmerican Energy to conduct a study to determine whether MidAmerican Energy or its affiliates possess generation market power. MidAmerican Energy is being required to show the absence of generation market power in order to be allowed to continue to sell wholesale electric power at market-based rates. The FERC order is intended to have MidAmerican Energy conform to what has become the FERC’s general practice for utilities given authorization to make wholesale market-based sales. Under this general practice, utilities authorized to make market-based electric sales must submit a new market power study to the FERC every three years. MidAmerican Energy filed the required study on October 29, 2004. On June 1, 2005, the FERC issued an order setting for investigation the reasonableness of MidAmerican Energy’s market-based rates within its control area. The order also terminated the previously established November 1, 2004, refund date and instead required that market-based sales made by MidAmerican Energy within its control area beginning August 7, 2005, be subject to refund until the matter is resolved. The FERC also required MidAmerican Energy to file additional information by July 1, 2005, and August 1, 2005. In its August 1, 2005 filing, MidAmerican Energy filed a proposed cost-based sales tariff (“CBST”) applicable to sales made within its control area to replace its market-based sales tariff. On March 17, 2006, the FERC issued an order (the “March 17 Order”) accepting MidAmerican Energy’s commitment not to make sales using market-based rates in its control area but rejected the proposed applicable tariff language. The FERC directed MidAmerican Energy to file revised tariff language by April 17, 2006. MidAmerican Energy made such filing together with a request for clarification, or in the alternative, rehearing (the “Request for Clarification”) of the March 17 Order. MidAmerican Energy estimates that its maximum potential refund obligation is $17 million and its minimum potential refund obligation is $50,000 for the period August 7, 2005 through June 30, 2006. The actual refund will depend upon the FERC’s ruling on the Request for Clarification and the applicability of the CBST to certain sales made within the control area for delivery outside the control area. MidAmerican Energy does not believe at this time that the ultimate outcome of this issue will have a material impact on its results of operations, financial position or cash flows.

Environmental Matters

In addition to the discussion contained herein, refer to Note 9, “Commitments and Contingencies,” to the Interim Financial Statements for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

In conjunction with state regulatory approvals of the Company’s acquisition of PacifiCorp, the Company and PacifiCorp committed to invest approximately $812 million in capital spending over several years for emission control equipment to address current and future air quality initiatives implemented by the EPA or the states in which PacifiCorp operates facilities. Additional capital expenditures for emission reduction projects may be required, depending on the outcome of pending or new air quality regulations. PacifiCorp’s capital requirements for 2006, subsequent to the Company’s acquisition of PacifiCorp, total approximately $95 million related to expenditures for such emission control capital projects.

MidAmerican Energy has implemented a planning process that forecasts the site-specific controls and actions that may be required to meet air emissions reductions as promulgated by the EPA. The plan allows MidAmerican Energy to more effectively manage its expenditures required to comply with emissions standards. On April 1, 2006, MidAmerican Energy submitted to the IUB an updated plan, as required every two years by Iowa law, which increased its estimate of required expenditures. MidAmerican Energy currently estimates that the incremental capital expenditures for emission control equipment to comply with air quality requirements will total approximately $540 million for January 1, 2006, through December 31, 2015. For 2006, MidAmerican Energy currently expects to incur approximately $61 million of such capital expenditures. Additionally, MidAmerican Energy expects to incur significant incremental operating costs in conjunction with the utilization of the emissions control equipment. Estimates of the environmental capital and operating requirements may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements and management’s strategies for achieving compliance with the regulations.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. As of January 1, 2006, the Company adopted SFAS 123R. Adoption of SFAS 123R did not affect the Company’s financial position, results of operations or cash flows as all of the Company’s outstanding stock options were fully vested on January 1, 2006. Modifications to outstanding stock options after January 1, 2006 may result in additional compensation expense pursuant to the provisions of SFAS 123R.

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

PacifiCorp Acquisition

SFAS No. 141, “Business Combinations” requires that the total purchase price of acquired companies be allocated to the net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Such a valuation requires management to make significant estimates and assumptions. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Derivative Instruments

PacifiCorp uses derivative instruments (primarily forward purchases and sales) to manage the commodity price risk inherent in its fuel and electricity obligations, as well as to optimize the value of power generation assets and related contracts. These instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended. PacifiCorp also enters into short-term energy derivatives on a limited basis for arbitrage purposes to take advantage of opportunities arising from market inefficiencies. SFAS 133 applies not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

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

PacifiCorp is subject to the various risks inherent in the energy business, including credit risk, interest rate risk and commodity price risk. The risk management process established by PacifiCorp is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its businesses. To assist in managing the volatility relating to these exposures, PacifiCorp enters into various transactions, including derivative transactions, consistent with PacifiCorp’s risk management policy and procedures. The risk management policy governs energy transactions and is designed for hedging PacifiCorp’s existing energy and asset exposures, and to a limited extent, the policy permits arbitrage activities to take advantage of market inefficiencies. The policy and procedures also govern PacifiCorp’s use of derivative instruments for commodity derivative transactions, as well as its energy purchase and sales practices, and describe PacifiCorp’s credit policy and management information systems required to effectively monitor such derivative use. PacifiCorp’s risk management policy provides for the use of only those instruments that have a similar volume or price relationship to its portfolio of assets, liabilities or anticipated transactions, thereby ensuring that such instruments will be primarily used for hedging. PacifiCorp’s portfolio of energy derivatives is substantially used for non-trading purposes.

PacifiCorp continues to actively manage its exposure to commodity price volatility. These activities may include adding to the generation portfolio and entering into transactions that help to shape PacifiCorp’s system resource portfolio, including wholesale contracts and financially settled temperature-related derivative instruments that reduce volume and price risk due to weather extremes.

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

To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp has entered into netting and collateral arrangements that include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed receipts. If required, PacifiCorp exercises rights under these arrangements, including calling on the counterparty's credit support arrangement. At June 30, 2006, 80.8% of PacifiCorp’s unsecured credit exposure, net of collateral, within its electricity and natural gas portfolio of purchase and sale contracts was with counterparties having “investment grade” credit ratings from at least one major credit rating agency.

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

As of June 30, 2006, PacifiCorp had fixed-rate long-term debt of $3,405.2 million in aggregate principal amount and having a fair value of $3,484.1 million. These instruments have fixed interest rates and therefore do not expose PacifiCorp to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $115 million if interest rates were to increase by 10% from their levels at June 30, 2006. In general, such a decrease in fair value would impact earnings and cash flows only if PacifiCorp were to reacquire all or a portion of these instruments prior to their maturity.

As of June 30, 2006, PacifiCorp had $845.8 million of variable-rate liabilities and $74.1 million of temporary cash investments had no financial derivatives in effect relating to interest rate exposure. Based on a sensitivity analysis as of June 30, 2006, for a one-year horizon, PacifiCorp estimates that if market interest rates average 1.0% higher (lower), interest expense, net of offsetting impacts on interest income, would increase (decrease) by $7.7 million. This amount includes the effect of invested cash and was determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of June 30, 2006. If interest rates changed significantly, PacifiCorp might take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in PacifiCorp’s financial structure.

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

PacifiCorp’s energy commodity price exposure arises primarily from its electric supply obligation in the western United States. PacifiCorp manages this risk principally through the operation of its generation plants with a net capacity owned of 8,469.9 MW, as well as transmission rights held both on some of its own approximately 15,600-mile transmission system and on third-party transmission systems, and through its wholesale energy purchase and sales activities. Wholesale contracts are utilized primarily to balance PacifiCorp’s physical excess or shortage of net electricity for future time periods. Financially settled contracts are utilized to further mitigate commodity price risk. PacifiCorp may from time to time enter into other financially settled, temperature-related derivative instruments that reduce volume and price risk on days with weather extremes. In addition, a financially settled hydroelectric streamflow hedge is in place through September 2006 to reduce volume and price risks associated with PacifiCorp’s hydroelectric generation resources.

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

The following table shows summarized information with respect to contractual maturities of PacifiCorp’s energy-related contracts, primarily used for non-trading purposes, qualifying as derivatives under SFAS 133 as of June 30, 2006.

Maturity:
Less than 1 year	$107.4
1-3 years	90.3
4-5 years	20.4
Excess of 5 years	(223.4)
Total	$(5.3)

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. As a result of the acquisition of PacifiCorp in the first quarter of 2006, the Company has expanded its internal control over financial reporting to include consolidation of the PacifiCorp results of operations, as well as acquisition related accounting and disclosures. There have been no other changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Item 3, “Legal Proceedings” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to the discussion contained herein, refer to Note 9, “Commitments and Contingencies,” to the Interim Financial Statements for additional information regarding the Company’s legal proceedings.

PacifiCorp

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In September 2004, the Klamath Tribes filed their first amended complaint adding claims of damage to their treaty rights to fish for sucker and steelhead in the headwaters of the Klamath River. The complaint seeks in excess of $1.0 billion in compensatory and punitive damages. In July 2005, the District Court dismissed the case and in September 2005 denied the Klamath Tribes’ request to reconsider the dismissal. In October 2005, the Klamath Tribes appealed the District Court’s decision to the Ninth Circuit Court of Appeals and briefing was completed in March 2006. Any final order will be subject to appeal. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial position, results of operations or liquidity.

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

MidAmerican Funding

MidAmerican Energy was one of dozens of companies named as defendants in a January 20, 2004 consolidated class action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleges that the defendants have engaged in unlawful manipulation of the prices of natural gas futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) during the period January 1, 2000 to December 31, 2002. On September 9, 2005, MidAmerican Energy and counsel for the plaintiffs executed a stipulation and agreement of settlement, which upon final approval by the court following notice to all class members, MidAmerican Energy will be dismissed from the lawsuit. The court approved the settlement on a preliminary basis on February 8, 2006, and signed its final judgment and order of dismissal on May 24, 2006. No appeal of the order was filed within the applicable appeal period and, accordingly, the matter is concluded. MidAmerican Energy’s obligation to the plaintiffs was an immaterial amount.

On December 28, 2004, an apparent gas explosion and fire resulted in three fatalities, one serious injury and property damage at a commercial building in Ramsey, Minnesota. According to the Minnesota Office of Pipeline Safety, an improper installation of a pipeline connection may have been a cause of the explosion and fire. A predecessor company to MidAmerican Energy provided gas service in Ramsey, Minnesota at the time of the original installation in 1980. In 1993, a predecessor of CenterPoint Energy, Inc. (“CenterPoint”) acquired all of the Minnesota gas properties owned by the MidAmerican Energy predecessor company.

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

Three lawsuits are currently on file related to this incident. On February 8, 2006, MidAmerican Energy was served with a Third Party Complaint filed in U.S. District Court, District of Minnesota, by CenterPoint Resources Corp. d/b/a CenterPoint Energy. The Third Party Complaint seeks contribution and indemnity on a wrongful death claim filed by the estate of one of the decedents and all sums associated with CenterPoint’s replacement program. CenterPoint Energy Resources Corp. has settled the wrongful death claim with the trustee for the estate of the decedent, however, the Third Party action by CenterPoint Energy Resources Corp. against MidAmerican Energy remains. MidAmerican Energy was served with a second Third Party Complaint filed in U.S. District Court, District of Minnesota, by CenterPoint seeking contribution and indemnity on a property damage and business interruption claim filed by Ramsey Premier Partners, LLC, and all sums associated with CenterPoint’s replacement program. MidAmerican Energy filed a motion for summary judgment in both of these cases on April 27, 2006. An additional complaint filed in Anoka County District Court, State of Minnesota, by the estate of one of the decedents seeks damages from MEHC and other defendants, including CenterPoint, on a wrongful death claim arising from this incident and was settled by CenterPoint during mediation in March 2006, and the court issued a Confidential Order Approving Settlement and Distribution of Proceeds on April 7, 2006. MEHC and MidAmerican Energy intend to vigorously defend the Company’s position in these claims and believe their ultimate outcome will not have a material impact on the Company’s results of operations, financial position or cash flows.

Item 1A.    Risk Factors.

There has been no material change to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for those related to the acquisition and businesses of PacifiCorp, which was consummated on March 21, 2006. The Company’s risk factors after consummation of the acquisition of PacifiCorp are incorporated by reference into this Item 1A by reference to Exhibit 20.1 to MEHC’s Current Report on Form 8-K dated March 17, 2006.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 4, 2006	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Amended and Restated Credit Agreement, dated as of July 6, 2006, by and among MidAmerican Energy Holdings Company, as Borrower, The Banks and Other Financial Institutions Parties Hereto, as Banks, JPMorgan Chase Bank, N.A., as L/C Issuer, Union Bank of California, N.A., as Administrative Agent, The Royal Bank of Scotland PLC, as Syndication Agent, and ABN Amro Bank N.V., JPMorgan Chase Bank, N.A. and BNP Paribas as Co-Documentation Agents.