Form 10-Q
period 2007-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2007-05-07
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

001-14881	MIDAMERICAN ENERGY HOLDINGS COMPANY	94-2213782
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
Yes ☐ No ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2007, 74,489,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2007

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$950	$343
Short-term investments	68	15
Restricted cash and short-term investments	133	132
Accounts receivable, net	1,347	1,280
Amounts held in trust	101	97
Inventories	349	407
Derivative contracts	175	236
Deferred income taxes	162	152
Other investments	590	196
Other current assets	289	281
Total current assets	4,164	3,139

Property, plant and equipment, net	24,574	24,039
Goodwill	5,351	5,345
Regulatory assets	1,807	1,827
Derivative contracts	217	248
Investments	688	1,089
Deferred charges and other assets	766	760

Total assets	$37,567	$36,447

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,023	$1,049
Accrued interest	332	306
Accrued property and other taxes	321	231
Amounts held in trust	101	97
Derivative contracts	284	271
Other liabilities	730	616
Short-term debt	461	552
Current portion of long-term debt	1,365	1,103
Current portion of parent company subordinated debt	234	234
Total current liabilities	4,851	4,459

Other long-term accrued liabilities	930	861
Regulatory liabilities	1,857	1,839
Derivative contracts	497	618
Pension and post-retirement obligations	812	855
Parent company senior debt	3,930	3,929
Parent company subordinated debt	1,123	1,123
Subsidiary and project debt	11,523	11,061
Deferred income taxes	3,427	3,449
Total liabilities	28,950	28,194

Minority interest	137	114
Preferred securities of subsidiaries	128	128

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock - 115 shares authorized, no par value, 74 shares issued and outstanding	-	-
Additional paid-in capital	5,422	5,420
Retained earnings	2,906	2,598
Accumulated other comprehensive income (loss), net	24	(7)
Total shareholders' equity	8,352	8,011

Total liabilities and shareholders' equity	$37,567	$36,447

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2007	2006

Operating revenue	$3,224	$2,055

Costs and expenses:
Cost of sales	1,517	960
Operating expense	682	444
Depreciation and amortization	286	188
Total costs and expenses	2,485	1,592

Operating income	739	463

Other income (expense):
Interest expense	(316)	(222)
Capitalized interest	14	5
Interest and dividend income	19	15
Other income	26	123
Other expense	(1)	(2)
Total other income (expense)	(258)	(81)

Income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	481	382
Income tax expense	160	131
Minority interest and preferred dividends of subsidiaries	13	4
Income before equity income	308	247
Equity income	5	2
Net income	$313	$249

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Amounts in millions)

					Accumulated
	Outstanding		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss), Net	Total

Balance, January 1, 2006	9	$-	$1,963	$1,720	$(298)	$3,385

Net income	-	-	-	249	-	249
Other comprehensive income	-	-	-	-	56	56
Preferred stock conversion to common stock	41	-	-	-	-	-
Exercise of common stock options	1	-	13	-	-	13
Tax benefit from exercise of common stock options	-	-	19	-	-	19
Common stock issuances	35	-	5,110	-	-	5,110
Common stock purchases	(12)	-	(1,712)	(38)	-	(1,750)

Balance, March 31, 2006	74	$-	$5,393	$1,931	$(242)	$7,082

Balance, January 1, 2007	74	$-	$5,420	$2,598	$(7)	$8,011

Adoption of FASB Interpretation No. 48	-	-	-	(5)	-	(5)
Net income	-	-	-	313	-	313
Other comprehensive income	-	-	-	-	31	31
Other equity transactions	-	-	2	-	-	2

Balance, March 31, 2007	74	$-	$5,422	$2,906	$24	$8,352

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2007	2006

Cash flows from operating activities:
Net Income	$313	$249
Adjustments to reconcile net income to cash flows from operations:
Distributions less income on equity investments	(2)	1
Gain on other items, net	(19)	(98)
Depreciation and amortization	286	188
Amortization of regulatory assets and liabilities	10	7
Amortization of deferred financing costs	5	4
Provision for deferred income taxes	29	103
Other	11	(28)
Changes in other items, net of effects from acquisitions:
Accounts receivable and other current assets	22	179
Accounts payable and other accrued liabilities	164	(110)
Net cash flows from operating activities	819	495

Cash flows from investing activities:
PacifiCorp acquisition, net of cash acquired	-	(4,932)
Other acquisitions, net of cash acquired	-	(11)
Capital expenditures relating to operating projects	(359)	(245)
Construction and other development costs	(460)	(64)
Purchases of available-for-sale securities	(183)	(399)
Proceeds from sale of available-for-sale securities	122	466
Proceeds from sale of assets	31	10
Decrease in restricted cash and investments	3	8
Other	12	(1)
Net cash flows from investing activities	(834)	(5,168)

Cash flows from financing activities:
Proceeds from the issuances of common stock	-	5,123
Purchases of common stock	-	(1,750)
Proceeds from parent company senior debt	-	1,699
Proceeds from subsidiary and project debt	751	2
Repayments of subsidiary and project debt	(38)	(34)
Net repayment of parent company revolving credit facility	(7)	(51)
Net repayment of subsidiary short-term debt	(84)	(11)
Net proceeds from settlement of treasury rate lock agreements	-	53
Other	(1)	(7)
Net cash flows from financing activities	621	5,024
Effect of exchange rate changes	1	-
Net change in cash and cash equivalents	607	351
Cash and cash equivalents at beginning of period	343	358
Cash and cash equivalents at end of period	$950	$709

The accompanying notes are an integral part of these financial statements

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company (“MEHC”) is a holding company owning subsidiaries (together with MEHC, the “Company”) that are principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (the subsidiaries owning the Malitbog and Mahanagdong Projects (collectively the “Leyte Projects”) and the Casecnan Project), CalEnergy Generation-Domestic (the subsidiaries owning interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, the Company owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of and for the three-month periods ended March 31, 2007. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income or retained earnings. The results of operations for the three-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Consolidated Financial Statements include the accounts of MEHC and its subsidiaries in which it holds a controlling financial interest. The unaudited Consolidated Statements of Operations include the revenues and expenses of an acquired entity from the date of acquisition. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Management’s Discussion and Analysis and Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describe the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates and significant accounting policies during the first three months of 2007, except as described in Note 2.

(2)    New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

As of January 1, 2007, the Company had $117 million of unrecognized tax benefits. Of this amount, the Company recognized a net increase in the liability for unrecognized tax benefits of $22 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $5 million, deferred income tax liabilities of $31 million and goodwill of $15 million, respectively, and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $95 million had been previously accrued under SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” The entire $117 million of unrecognized tax benefits is included in other long-term accrued liabilities in the Consolidated Balance Sheet.

Included in the $117 million are $98 million of net unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and tax positions related to acquired companies. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had $3 million accrued for the payment of interest and penalties, which are included in unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2003. In addition, open tax years related to a number of state and foreign jurisdictions remain subject to examination. During the three-month period ended March 31, 2007, there were no material changes to the liability for uncertain tax positions.

(3)    PacifiCorp Acquisition

General

In May 2005, MEHC reached a definitive agreement with Scottish Power plc (“ScottishPower”) and its subsidiary, PacifiCorp Holdings, Inc., to acquire 100% of the common stock of ScottishPower’s wholly-owned indirect subsidiary, PacifiCorp. On March 21, 2006, a wholly owned subsidiary of MEHC acquired 100% of the common stock of PacifiCorp from a wholly owned subsidiary of ScottishPower for a cash purchase price of $5,110 million, which was funded through the issuance of common stock. MEHC also incurred $10 million of direct transaction costs associated with the acquisition, which consisted principally of investment banker commissions and outside legal and accounting fees, resulting in a total purchase price of $5,120 million. As a result of the acquisition, MEHC controls the significant majority of PacifiCorp’s voting securities, which include both common and preferred stock. The results of PacifiCorp’s operations are included in the Company’s results beginning March 21, 2006 (the “acquisition date”).

Allocation of Purchase Price

SFAS No. 141, “Business Combinations,” requires that the total purchase price be allocated to PacifiCorp’s net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. PacifiCorp’s operations are regulated, which provide revenue derived from cost, and are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” PacifiCorp has demonstrated a past history of recovering its costs incurred through its rate making process. Certain adjustments related to derivative contracts, severance costs and income taxes have been made to date, which were not significant to the overall purchase price allocation. The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions).

Fair Value

Current assets, including cash and cash equivalents of $183	$1,115
Property, plant and equipment, net	10,047
Goodwill	1,140
Regulatory assets	1,307
Other non-current assets	665
Total assets	14,274

Current liabilities, including short-term debt of $184 and current portion of long-term debt of $221	(1,283)
Regulatory liabilities	(818)
Pension and postretirement obligations	(830)
Subsidiary and project debt, less current portion	(3,762)
Deferred income taxes	(1,606)
Other non-current liabilities	(855)
Total liabilities	(9,154)

Net assets acquired	$5,120

Certain transition activities, pursuant to established plans, were undertaken as PacifiCorp was integrated into the Company. Costs, consisting primarily of employee termination activities, have been incurred associated with such transition activities, which have been completed as of March 31, 2007. The finalization of certain integration plans resulted in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of PacifiCorp. Qualifying severance costs accrued during the three-month period ended March 31, 2007, and the period from the acquisition date to March 31, 2006, totaled $7 million and $9 million, respectively. Accrued severance costs were $34 million and $31 million as of March 31, 2007, and December 31, 2006, respectively.

Pro Forma Financial Information

The following pro forma condensed consolidated results of operations assume that the acquisition of PacifiCorp was completed as of January 1, 2006, and provide information for the three-month period ended March 31, 2006 (in millions):

Operating revenue	$3,207

Net income	$386

The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
	Depreciation	March 31,	December 31,
	Life	2007	2006

Regulated assets:
Utility generation and distribution system	5-85 years	$27,970	$27,687
Interstate pipeline assets	3-67 years	5,312	5,329
		33,282	33,016
Accumulated depreciation and amortization		(12,061)	(11,872)
Regulated assets, net		21,221	21,144

Non-regulated assets:
Independent power plants	10-30 years	1,184	1,184
Other assets	3-30 years	613	586
		1,797	1,770
Accumulated depreciation and amortization		(875)	(844)
Non-regulated assets, net		922	926

Net operating assets		22,143	22,070
Construction in progress		2,431	1,969
Property, plant and equipment, net		$24,574	$24,039

Substantially all of the construction in progress as of March 31, 2007 and December 31, 2006 relates to the construction of regulated assets.

(5)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2006.

Rate Matters

Iowa Electric Revenue Sharing

On April 19, 2007, MidAmerican Energy filed with the Iowa Utilities Board (“IUB”) a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 megawatts (“MW”), based on nameplate ratings, of additional wind-powered generation capacity in Iowa. With the exception of 123 MW currently under development, all new wind-powered capacity, up to the 540 MW, that is currently not in service but is placed in service on or before December 31, 2013 (“Wind IV Iowa Projects”), will be subject to this settlement agreement. Under the settlement agreement, MidAmerican Energy and the OCA agree not to seek or support a general increase or decrease, respectively, in electric base rates to become effective prior to January 1, 2014, unless MidAmerican Energy’s projected return on equity for 2013, computed as prescribed in the agreement, would be below 10%. Additionally, the revenue sharing arrangement for the years 2006 through 2010 will also apply to 2013, with any revenue sharing liability incurred for 2013 to be applied against the cost of Wind IV Iowa Projects, unless a rate case is triggered. Under that circumstance, the revenue sharing arrangement is changed for 2013 such that 83.3% of Iowa operating income in excess of electric returns on equity allowed by the IUB will be used to offset the cost of Wind IV Iowa Projects.

Refund Matters

PacifiCorp

On April 11, 2007, PacifiCorp executed a settlement and release of claims agreement (“Settlement”) with Pacific Gas and Electric Company, Southern California Edison Company, San Diego Gas & Electric Company, the People of the State of California, ex rel. Edmund G. Brown Jr., Attorney General, the California Electricity Oversight Board, and the California Public Utilities Commission (collectively, the “California Parties”), certain of which purchased energy in the California Independent System Operator (“ISO”) and the California Power Exchange (“PX”) markets during past periods of high energy prices in 2000 and 2001. The Settlement, filed with the Federal Energy Regulatory Commission (“FERC”) on April 11, 2007, settles claims brought by the California Parties against PacifiCorp for refunds and remedies in numerous related proceedings (together, the “FERC Proceedings”), as well as certain potential civil claims, arising from events and transactions in Western Energy Markets during the period January 1, 2000 through June 20, 2001 (the “Refund Period”). Under the Settlement, PacifiCorp made a cash payment to escrows controlled by the California Parties in the amount of $16 million on April 30, 2007, and upon FERC approval of the agreement, PacifiCorp will allow the PX to release an additional $12 million to such escrows, which represents PacifiCorp’s estimated unpaid receivables from transactions in the PX and ISO markets during the Refund Period, plus interest. The monies held in the escrows will, upon FERC acceptance of the Settlement, be distributed to buyers of power from the ISO and PX markets during the Refund Period. Other buyers in the ISO and PX markets will be provided the option of joining in the Settlement, in which case they will receive payments from one of the escrows. The agreement provides for the release of claims by the California Parties (as well as additional parties that join in the Settlement) against PacifiCorp for refunds, disgorgement of profits, or other monetary or non-monetary remedies in the FERC Proceedings, and provides a mutual release of claims for civil damages and equitable relief. As PacifiCorp previously accrued for these items, the Settlement did not materially impact the Company’s financial results.

(6)	Recent Debt Transactions

On March 14, 2007, PacifiCorp issued $600 million of its 5.75% First Mortgage Bonds due April 1, 2037. The proceeds are being used by PacifiCorp to repay its short-term debt and for other general corporate purposes.

On February 12, 2007, Northern Natural Gas issued $150 million of 5.8% Senior Bonds due February 15, 2037. The proceeds are being used by Northern Natural Gas to fund capital expenditures and for other general corporate purposes.

(7)    Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity, particularly through its ownership of PacifiCorp and MidAmerican Energy. Interest rate risk exists on variable rate debt, commercial paper and future debt issuances. MEHC is also exposed to foreign currency risk from its business operations and investments in Great Britain and the Philippines. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, swaps and options. The risk management process established by each business platform is designed to identify, assess, monitor, report, manage, and mitigate each of the various types of risk involved in its business. The Company does not engage in a material amount of proprietary trading activities.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheets as of March 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	(Income) Loss (1)

Commodity derivatives	$368	$(629)	$(261)	$266	$(14)
Interest rate contracts	23	-	23	-	(23)
Foreign currency contracts	1	(152)	(151)	(1)	9
	$392	$(781)	$(389)	$265	$(28)

Current	$175	$(284)	$(109)
Non-current	217	(497)	(280)
Total	$392	$(781)	$(389)

(1)  Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheets as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Asset	Comprehensive
	Assets	Liabilities	Total	(Liability)	(Income) Loss (1)

Commodity derivatives	$467	$(740)	$(273)	$247	$6
Interest rate contracts	13	-	13	-	(13)
Foreign currency contracts	4	(149)	(145)	(3)	9
	$484	$(889)	$(405)	$244	$2

Current	$236	$(271)	$(34)
Non-current	248	(618)	(371)
Total	$484	$(889)	$(405)

(1)  Before income taxes.

(8)	Other Income

Other income consists of the following for the three-month periods ended March 31 (in millions):

	2007	2006

Gain on Mirant bankruptcy claim	$-	$89
Gains on sales of non-strategic assets and investments	1	13
Allowance for equity funds used during construction	18	8
Other	7	13
Total other income	$26	$123

Gain on Mirant Americas Energy Marketing (“Mirant”) Bankruptcy Claim

Mirant was one of the shippers that entered into a 15-year, 2003 Expansion Project, firm gas transportation contract (90,000 decatherms (“Dth”) per day) with Kern River (the “Mirant Agreement”) and provided a letter of credit equivalent to 12 months of reservation charges as security for its obligations thereunder. In July 2003, Mirant filed for Chapter 11 bankruptcy protection and Kern River subsequently drew on the letter of credit and held the proceeds thereof, $15 million, as cash collateral. Kern River claimed $210 million in damages due to the rejection of the Mirant Agreement. The bankruptcy court ultimately determined that Kern River was entitled to a general unsecured claim of $74 million in addition to the $15 million cash collateral. In January 2006, Mirant emerged from bankruptcy. In February 2006, Kern River received an initial distribution of such shares in payment of the majority of its allowed claim. Kern River sold all of the shares of new Mirant stock received from its allowed claim amount plus interest in the first quarter of 2006 and recognized a gain from those sales of $89 million.

(9)    Related Party Transactions

As of March 31, 2007 and December 31, 2006, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly owned subsidiary trusts of MEHC of $1,055 million. Interest expense on these securities totaled $29 million and $35 million for the three-month periods ended March 31, 2007 and 2006, respectively, and accrued interest totaled $22 million and $21 million as of March 31, 2007 and December 31, 2006, respectively.

(10)   Commitments and Contingencies

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters that have the potential to impact the Company’s current and future operations. The Company believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation that results from other than normal operations at various contaminated sites, including sites that are or were part of the Company’s operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expense is believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2007 and December 31, 2006 was $47 million and $50 million, respectively, and is included in other liabilities and other long-term accrued liabilities on the accompanying Consolidated Balance Sheets. Environmental remediation liabilities that result from the normal operation of long-lived assets and that are associated with the retirement of those assets are accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 50 plants with an aggregate facility net owned capacity of 1,160 MW. The FERC regulates 97.9% of the installed capacity of this portfolio through 18 individual licenses. Several of PacifiCorp’s hydroelectric plants are in some stage of relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $81 million and $79 million in costs as of March 31, 2007 and December 31, 2006, respectively, for ongoing hydroelectric relicensing, which are included in construction in progress and reflected in property, plant and equipment, net in the accompanying Consolidated Balance Sheets.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW nameplate-rated Klamath hydroelectric project in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue to operate under annual licenses until the new operating license is issued. As part of the relicensing process, the United States Departments of Interior and Commerce filed proposed licensing terms and conditions with the FERC in March 2006, which proposed that PacifiCorp construct upstream and downstream fish passage facilities at the Klamath hydroelectric project’s four mainstem dams. In April 2006, PacifiCorp filed alternatives to the federal agencies’ proposal and requested an administrative hearing to challenge some of the federal agencies’ factual assumptions supporting their proposal for the construction of the fish passage facilities. A hearing was held in August 2006 before an administrative law judge. The administrative law judge issued a ruling in September 2006 generally supporting the federal agencies’ factual assumptions. In January 2007, the United States Departments of Interior and Commerce filed modified terms and conditions consistent with March 2006 filings and rejected the alternatives proposed by PacifiCorp. PacifiCorp is prepared to meet and implement the federal agencies’ terms and conditions as part of the project’s relicensing. However, PacifiCorp expects to continue in settlement discussions with various parties in the Klamath Basin area who have intervened with the FERC licensing proceeding to try to achieve a mutually acceptable outcome for the project.

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. The public comment period on the draft environmental impact statement closed on December 1, 2006. The FERC is expected to issue its final environmental impact statement in spring 2007, after which other federal agencies will complete their endangered species analyses. The states of Oregon and California will need to issue water quality certifications prior to the FERC issuing a final license.

In the relicensing of the Klamath project, PacifiCorp incurred costs of $43 million and $42 million as of March 31, 2007 and December 31, 2006, respectively, which are included in construction in progress and reflected in property, plant and equipment, net in the accompanying Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

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

PacifiCorp

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of air quality opacity standards at PacifiCorp’s Jim Bridger Power Plant in Wyoming. Opacity is an indication of the amount of light that is obscured in the flue of a generating facility. The complaint alleges thousands of violations of asserted six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per violation, and the plaintiffs’ costs of litigation. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the National Irrigation Administration (“NIA”) arbitration. On January 21, 2004, CE Casecnan Ltd., LPG and CE Casecnan entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend declarations from 2004 to 2006, totaling $33 million, were set aside in a separate bank account in the name of CE Casecnan.

On August 4, 2005, the court issued a decision, ruling in favor of LPG on five of the eight disputed issues in the first phase of the litigation. On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. According to the judgment, LPG would retain its ownership of 15% of the shares of CE Casecnan and distributions of the amounts deposited into escrow plus interest at 9% per annum. On February 28, 2006, CE Casecnan Ltd. filed an appeal of this judgment and the August 4, 2005 decision. On February 21, 2007, the appellate court issued a decision reversing the lower court’s judgment on one of the disputed issues. As a result of the decision, CE Casecnan Ltd. determined LPG would retain an ownership of 10% of the shares of CE Casecnan, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. On April 4, 2007, CE Casecnan Ltd. filed a motion for release of the escrow funds to LPG (two-thirds) and CE Casecnan Ltd. (one-third). LPG filed an opposition to the distribution of one-third of the escrow funds to CE Casecnan Ltd. The motion was heard in part on April 26, 2007, and a second hearing is scheduled for May 23, 2007. A ruling on the motion is expected in the second quarter of 2007. The parties are proceeding in the trial court on LPG’s remaining claim against MEHC for damages for alleged breach of fiduciary duty. The Company intends to vigorously defend the remaining claim.

In February 2003, San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”), an original shareholder substantially all of whose shares in CE Casecnan were purchased by MEHC in 1998, threatened to initiate legal action against the Company in the Philippines in connection with certain aspects of its option to repurchase such shares. The Company believes that San Lorenzo has no valid basis for any claim and, if named as a defendant in any action that may be commenced by San Lorenzo, the Company will vigorously defend such action. On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to MEHC’s and CE Casecnan Ltd.’s rights vis-à-vis San Lorenzo in respect of such shares. San Lorenzo filed a motion to dismiss on September 19, 2005. Subsequently, San Lorenzo purported to exercise its option to repurchase such shares. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of CE Casecnan, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. On March 9, 2006, the court granted San Lorenzo’s motion to dismiss, but has since permitted MEHC and CE Casecnan Ltd. to file an amended complaint incorporating the purported exercise of the option. The complaint has been amended and the action is proceeding. Discovery is ongoing in the case. The impact, if any, of San Lorenzo’s purported exercise of its option and the Nebraska litigation on the Company cannot be determined at this time. The Company intends to vigorously defend the counterclaims.

(11)	Employee Benefit Plans

Domestic Operations

In December 2006, non-bargaining employees of PacifiCorp were notified that PacifiCorp is switching from a traditional final average pay formula for its retirement plan to a cash balance formula effective June 1, 2007. Benefits under the final average pay formula will be frozen as of May 31, 2007, with no further benefit accrual under that formula. All future benefits will be earned under the cash balance formula.

The components of the combined net periodic benefit cost for the Company’s domestic pension and other postretirement benefit plans for the three-month periods ended March 31 were as follows (in millions):

			Other
	Pension		Postretirement
	2007	2006	2007	2006

Service cost	$14	$7	$4	$2
Interest cost	29	12	12	4
Expected return on plan assets	(28)	(12)	(10)	(3)
Net amortization	8	2	5	2
Net periodic benefit cost	$23	$9	$11	$5

Employer contributions to the pension and other postretirement plans are expected to be $95 million and $48 million, respectively, in 2007. As of March 31, 2007, $33 million and $12 million, respectively, of contributions had been made to the pension and other postretirement plans.

CE Electric UK

The components of the net periodic benefit cost for the Company’s UK pension plan for the three-month periods ended March 31 were as follows (in millions):

	2007	2006

Service cost	$6	$4
Interest cost	23	19
Expected return on plan assets	(29)	(24)
Net amortization	8	8
Net periodic benefit cost	$8	$7

Employer contributions to the UK pension plan are expected to be £36 million for 2007. As of March 31, 2007, £9 million, or $18 million, of contributions had been made to the UK pension plan.

(12)	Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss), Net

The components of comprehensive income for the three-month periods ended March 31 are as follows (in millions):

	2007	2006

Net income	$313	$249
Other comprehensive income:
Unrecognized amounts on retirement benefits, net of tax of $3 and $-	5	-
Minimum pension liability adjustment, net of tax of $- and $(1)	-	(2)
Foreign currency translation adjustment	13	16
Fair value adjustment on cash flow hedges, net of tax of $9 and $25	13	41
Unrealized gains on marketable securities, net of tax of $- and $1	-	1
Total other comprehensive income	31	56

Comprehensive income	$344	$305

Accumulated other comprehensive income (loss), net is included in the accompanying Consolidated Balance Sheets in the common shareholders’ equity section, and consists of the following components, net of tax, as follows (in millions):

	As of
	March 31,	December 31,
	2007	2006

Unrecognized amounts on retirement benefits, net of tax of $(157) and $(160)	$(362)	$(367)
Foreign currency translation adjustment	339	326
Fair value adjustment on cash flow hedges, net of tax of $30 and $21	42	29
Unrealized gains on marketable securities, net of tax of $3 and $3	5	5
Total accumulated other comprehensive income (loss), net	$24	$(7)

(13)    Segment Information

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

	Three-Month Periods
	Ended March 31,
	2007	2006
Operating revenue:
PacifiCorp	$1,027	$77
MidAmerican Funding	1,237	1,042
Northern Natural Gas	234	214
Kern River	86	79
CE Electric UK	248	210
CalEnergy Generation-Foreign	66	85
CalEnergy Generation-Domestic	8	8
HomeServices	335	355
Corporate/other (1)	(17)	(15)
Total operating revenue	$3,224	$2,055

Depreciation and amortization:
PacifiCorp	$121	$13
MidAmerican Funding	70	75
Northern Natural Gas	14	14
Kern River	19	27
CE Electric UK	42	31
CalEnergy Generation-Foreign	17	23
CalEnergy Generation-Domestic	2	2
HomeServices	5	5
Corporate/other (1)	(4)	(2)
Total depreciation and amortization	$286	$188

Operating income:
PacifiCorp	$220	$22
MidAmerican Funding	145	134
Northern Natural Gas	149	124
Kern River	61	40
CE Electric UK	146	114
CalEnergy Generation-Foreign	44	57
CalEnergy Generation-Domestic	4	3
HomeServices	(5)	-
Corporate/other (1)	(25)	(31)
Total operating income	739	463
Interest expense	(316)	(222)
Capitalized interest	14	5
Interest and dividend income	19	15
Other income	26	123
Other expense	(1)	(2)
Total net income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	$481	$382

	Three-Month Periods
	Ended March 31,
	2007	2006
Interest expense:
PacifiCorp	$75	$8
MidAmerican Funding	41	39
Northern Natural Gas	14	13
Kern River	19	18
CE Electric UK	58	50
CalEnergy Generation-Foreign	4	6
CalEnergy Generation-Domestic	4	4
Corporate/other (1)	101	84
Total interest expense	$316	$222

	As of
	March 31,	December 31,
	2007	2006
Total assets:
PacifiCorp	$15,588	$14,970
MidAmerican Funding	8,791	8,651
Northern Natural Gas	2,540	2,277
Kern River	2,039	2,057
CE Electric UK	6,669	6,560
CalEnergy Generation-Foreign	592	559
CalEnergy Generation-Domestic	551	545
HomeServices	765	795
Corporate/other (1)	32	33
Total assets	$37,567	$36,447

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

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2006 and the changes for the three-month period ended March 31, 2007 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2006	$1,118	$2,108	$301	$34	$1,328	$71	$385	$5,345
Acquisitions	22	-	-	-	-	-	-	22
Adoption of FIN 48	(10)	(4)	-	-	(1)	-	-	(15)
Foreign currency translation	-	-	-	-	5	-	-	5
Other (1)	-	-	(6)	-	-	-	-	(6)
Goodwill at March 31, 2007	$1,130	$2,104	$295	$34	$1,332	$71	$385	$5,351

(1)	Other goodwill adjustments relate primarily to income tax adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Consolidated Financial Statements and the notes thereto included elsewhere in Item 1. The Company’s actual results in the future could differ significantly from the historical results.

The Company’s operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (the subsidiaries owning the Malitbog and Mahanagdong Projects (collectively the “Leyte Projects”) and the Casecnan Project), CalEnergy Generation-Domestic (the subsidiaries owning interests in independent power projects in the United States) and HomeServices of America, Inc. ( collectively with its subsidiaries, “HomeServices”). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two natural gas interstate pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

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

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	the Company’s ability to successfully integrate PacifiCorp’s operations or future acquired operations into the Company’s business;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargos and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in filings with the U.S. Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

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

Results of Operations

Overview

Net income for the first quarter of 2007 increased $64 million, or 26%, to $313 million from the comparable period in 2006. PacifiCorp, which was acquired on March 21, 2006, contributed an additional $98 million of net income in 2007 compared to 2006. Also contributing to the increase in net income were favorable operating results at the other domestic energy businesses, particularly the interstate natural gas pipelines, benefits from the foreign exchange rate and CalEnergy Gas (Holdings) Limited (“CE Gas”) transactions. The comparative results were partially offset by $55 million of after tax gains on sales of available-for-sale securities in 2006, higher interest expense on parent company senior debt and lower earnings in the Philippines and at HomeServices.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as “Corporate/other,” relate principally to corporate functions including administrative costs, intersegment eliminations and fair value adjustments relating to certain acquisitions.

A comparison of operating revenue and operating income for the Company’s reportable segments for the first quarter of 2007 and 2006 follows (in millions):

	2007	2006
Operating revenue:
PacifiCorp	$1,027	$77
MidAmerican Funding	1,237	1,042
Northern Natural Gas	234	214
Kern River	86	79
CE Electric UK	248	210
CalEnergy Generation-Foreign	66	85
CalEnergy Generation-Domestic	8	8
HomeServices	335	355
Corporate/other	(17)	(15)
Total operating revenue	$3,224	$2,055

	2007	2006

Operating income:
PacifiCorp	$220	$22
MidAmerican Funding	145	134
Northern Natural Gas	149	124
Kern River	61	40
CE Electric UK	146	114
CalEnergy Generation-Foreign	44	57
CalEnergy Generation-Domestic	4	3
HomeServices	(5)	-
Corporate/other	(25)	(31)
Total operating income	$739	$463

PacifiCorp

On March 21, 2006, MEHC acquired 100% of the common stock of PacifiCorp. Operating revenue for the first quarter of 2007 increased $950 million to $1,027 million from the acquisition to date period in 2006 and consisted of $777 million of retail revenue and $250 million of wholesale and other revenue. Operating income for the first quarter of 2007 increased $198 million to $220 million from the acquisition to date period in 2006.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income for the first quarter of 2007 and 2006 are summarized as follows (in millions):

	2007	2006

Operating revenue:
Regulated electric:
Retail	$304	$290
Wholesale	176	125
Total regulated electric	480	415
Regulated natural gas	499	456
Nonregulated	258	171
Total operating revenue	$1,237	$1,042

Operating income:
Regulated electric	$95	$99
Regulated natural gas	41	31
Nonregulated	9	4
Total operating income	$145	$134

Colder temperatures, an expanding customer base, higher generation and greater market opportunities increased revenues and operating income. These increases were partially offset by greater cost of sales and higher storm restoration costs.

Regulated Electric Operations

Sales volumes and average number of customers of MidAmerican Energy’s regulated electric business for the first quarter of 2007 and 2006 are summarized as follows:

	2007	2006
Sales (gigawatt-hours):
Retail	4,974	4,793
Wholesale	3,494	2,503
	8,468	7,296

Average number of customers	715,066	708,003

MidAmerican Energy’s regulated electric retail revenue for the first quarter of 2007 increased $14 million, or 5%, to $304 million from the comparable period in 2006, and the related gross margin increased $6 million. The increase was the result of a growth in retail demand due to colder temperatures and a 1% increase in the average number of retail customers, in the first quarter of 2007 as compared to the first quarter of 2006. Also contributing to higher electric retail revenue were higher transmission service revenues and energy efficiency revenues. Increases in energy efficiency revenues result in comparable increases in operating expense related to energy efficiency programs.

In addition to electric retail sales, MidAmerican Energy sells electric energy, or wholesale sales, to other utilities, marketers and municipalities. Wholesale revenue for the first quarter of 2007 increased $51 million, or 41%, to $176 million from the comparable period in 2006, and the related gross margin increased $4 million, as a result of an increase in wholesale sales volumes.

MidAmerican Energy’s regulated electric operating income for the first quarter of 2007 decreased $4 million, or 4%, to $95 million from the comparable period in 2006 due to $19 million in higher operating expenses, partially offset by $5 million in lower depreciation and amortization and the aforementioned $10 million combined increase in retail and wholesale gross margins. Operating expenses increased primarily due to $10 million of maintenance costs incurred for restoration of facilities damaged by several winter storms in 2007, increases in energy efficiency program costs and expenses for wind generation.

Regulated Natural Gas Operations

Under its purchase gas adjustment clauses, MidAmerican Energy is permitted to recover the cost of gas used to service its retail gas utility customers. Consequently, neither fluctuations in the cost of gas sold nor changes in wholesale gas sales have a significant effect on regulated gross margin or operating income.

Retail sales volumes were 17% higher in the first quarter of 2007 from the comparable period in 2006 due to colder temperatures, resulting in a $55 million increase in revenue. The higher retail volumes were the primary factor in the higher regulated natural gas operating income. The average per-unit cost of gas sold decreased 3% in the first quarter of 2007 resulting in a $14 million decrease in revenue and cost of gas sold from the comparable period in 2006.

Nonregulated Operations

MidAmerican Funding’s non-regulated operating revenue for the first quarter of 2007 increased $87 million, or 51%, to $258 million from the comparable period in 2006 due primarily to a 75% increase in nonregulated electric sales volumes driven by improved market opportunities. Operating income increased as a result of the higher nonregulated electric sales volumes.

Northern Natural Gas

Operating revenue for the first quarter of 2007 increased $20 million, or 9%, to $234 million from the comparable period in 2006. Transportation revenue increased $9 million, or 5%, due to favorable market conditions resulting in higher field and market area volume and rates. Sales of gas and condensate liquids, which are both utilized in the operation and balancing of the pipeline system, increased $9 million, or 69%, due to higher volumes, partially offset by lower prices.

Operating income for the first quarter of 2007 increased $25 million, or 20%, to $149 million from the comparable period in 2006 primarily due to the aforementioned increases in revenue. Additionally, lower operating expenses, primarily due to lower environmental and outside service costs in 2007, favorably impacted operating income.

Kern River

Operating revenue for the first quarter of 2007 increased $7 million, or 9%, to $86 million from the comparable period in 2006 due primarily to higher market oriented revenues due to favorable market conditions.

Operating income for the first quarter of 2007 increased $21 million, or 53%, to $61 million from the comparable period in 2006 due primarily to the aforementioned operating revenue increase, $8 million of lower depreciation and amortization due mainly to changes in the expected depreciation rates in connection with the current rate proceeding and lower sales and use tax expense due to a $6 million refund received in 2007.

CE Electric UK

Operating revenue for the first quarter of 2007 increased $38 million, or 18%, to $248 million from the comparable period in 2006 due to a $24 million favorable impact from the exchange rate, a $14 million unrealized loss at CE Gas related to its derivative condensate contracts in 2006 and higher gas production at CE Gas totaling $7 million, partially offset by lower distribution revenues of $7 million at Northern Electric and Yorkshire Electricity due to mild temperatures.

Operating income for the first quarter of 2007 increased $32 million, or 28%, to $146 million from the comparable period in 2006 due primarily to the aforementioned increase in operating revenue and lower operating expenses, partially offset by higher depreciation and amortization. The decrease in operating expenses was mainly due to a $17 million realized gain on the sale of certain CE Gas assets, partially offset by a $4 million unfavorable impact from the foreign exchange rate and $4 million of higher distribution costs. The increase in depreciation and amortization was mainly due to $7 million of higher depreciation, primarily associated with distribution assets, and a $4 million unfavorable impact from the exchange rate.

CalEnergy Generation-Foreign

Operating revenue for the first quarter of 2007 decreased $19 million, or 22%, to $66 million from the comparable period in 2006 due primarily to lower operating revenue of $11 million at the Leyte Projects as the Upper Mahiao Project was transferred on June 25, 2006 to the Philippine government and lower operating revenue at the Casecnan Project of $8 million as a result of lower water flows in 2007. Water flows in 2006 were unusually high. The Leyte Projects are scheduled to be transferred to the Philippine government in July 2007.

Operating income for the first quarter of 2007 decreased $13 million, or 23%, to $44 million from the comparable period in 2006 due primarily to the lower operating revenue, partially offset by lower operating expenses of $7 million as a result of the aforementioned transfer of the Upper Mahiao Project.

HomeServices

Operating revenue for the first quarter of 2007 decreased $20 million, or 6%, to $335 million from the comparable period in 2006 resulting in lower gross margin of $4 million. The decrease in operating revenue was due to a decline from existing businesses totaling $43 million, reflecting primarily fewer brokerage transactions as a result of the general slowdown in the U.S. housing market, partially offset by the results of acquired companies not included in the comparable 2006 period totaling $23 million.

Operating income for the first quarter of 2007 decreased $5 million from the comparable period in 2006 mainly due to the decrease in brokerage transactions and related margins. Higher operating expenses related to the results of acquired companies not included in the comparable 2006 period were mostly offset by lower operating expenses at existing businesses.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the first quarter of 2007 and 2006 is summarized as follows (in millions):

	2007	2006

Subsidiary debt	$215	$138
Parent company senior debt and other	65	42
Parent company subordinated debt-Berkshire Hathaway Inc.	29	35
Parent company subordinated debt-other	7	7
Total interest expense	$316	$222

Interest expense on subsidiary debt for the first quarter of 2007 increased $77 million to $215 million from the comparable period in 2006 due primarily to higher interest expense of $67 million from PacifiCorp. Additionally, interest expense on subsidiary debt was higher in the first quarter of 2007 compared to the same period in 2006 due to MidAmerican Energy’s debt issuance of $350 million at 5.8% in October 2006, Northern Natural Gas’ debt issuance of $150 million at 5.8% in February 2007 and the higher exchange rate.

Interest expense on parent company senior debt and other for the first quarter of 2007 increased $23 million to $65 million from the comparable period in 2006 due to MEHC’s $1,700 million, 6.125% debt issuance in March 2006.

Interest expense on parent company subordinated debt-Berkshire Hathaway Inc. for the first quarter of 2007 decreased $6 million to $29 million from the comparable period in 2006 as a result of scheduled principal repayments.

Other Income, Net

Other income, net for the first quarter of 2007 and 2006 is summarized as follows (in millions):

	2007	2006

Capitalized interest	$14	$5
Interest and dividend income	19	15
Other income	26	123
Other expense	(1)	(2)
Total other income, net	$58	$141

Capitalized interest for the first quarter of 2007 increased $9 million to $14 million from the comparable period in 2006 and interest and dividend income for the first quarter of 2007 increased $4 million to $19 million from the comparable period in 2006 due primarily to the addition of PacifiCorp.

Other income for the first quarter of 2007 decreased $97 million to $26 million from the comparable period in 2006. Other income in 2006 included Kern River’s $89 million of gains from the sales of Mirant Americas Energy Marketing stock and MidAmerican Funding’s gain of $8 million from the sale of a non-strategic investment.

Income Tax Expense

Income tax expense for the first quarter of 2007 increased $29 million to $160 million from the comparable period in 2006 due to higher pretax earnings. The effective tax rates were 33% and 34% for the first quarter of 2007 and 2006, respectively.

Minority Interest and Preferred Dividends of Subsidiaries

Minority interest and preferred dividends of subsidiaries for the first quarter of 2007 increased $9 million to $13 million from the comparable period in 2006 due primarily to additional expense related to the minority ownership of the Casecnan Project.

Liquidity and Capital Resources

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including the Berkshire Hathaway Inc. Equity Commitment. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements. The Company may from time to time seek to retire its outstanding securities through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The Company’s cash and cash equivalents and short-term investments, which consist primarily of auction rate securities that are used in the Company’s cash management program, were $1,018 million as of March 31, 2007, compared to $358 million as of December 31, 2006. In addition, the Company recorded separately, in restricted cash and short-term investments and in deferred charges and other assets, restricted cash and investments as of March 31, 2007 and December 31, 2006, of $164 million and $162 million, respectively. The restricted cash balance is mainly composed of amounts deposited in restricted accounts relating to (i) the Company’s debt service reserve requirements relating to certain projects, (ii) customer deposits held in escrow, (iii) custody deposits, and (iv) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $819 million for the first quarter of 2007, compared with $495 million from the comparable period in 2006. The increase was mainly as a result of MEHC’s acquisition of PacifiCorp on March 21, 2006, which contributed $345 million to the increase in operating cash flows.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first quarter of 2007 and 2006 were $834 million and $5,168 million, respectively. In 2006, MEHC acquired PacifiCorp for $4,932 million, net of cash acquired. Capital expenditures, construction and other development costs increased $510 million and net purchases and sales of available-for-sale securities resulted in higher cash outflows for the first quarter of 2007 of $128 million.

Capital Expenditures, Construction and Other Development Costs

The following table summarizes the capital expenditures, construction and other development costs by reportable segment for the three-month periods ended March 31 (in millions):

	2007	2006
Capital expenditures:
PacifiCorp	$376	$64
MidAmerican Funding	332	131
Northern Natural Gas	24	19
CE Electric UK	80	87
Other reportable segments and corporate/other	7	8
Total capital expenditures	$819	$309

Forecasted capital expenditures, construction and other development costs for fiscal 2007, which exclude the non-cash equity allowance for funds used during construction (“AFUDC”), are approximately $3.7 billion and consist of $1.8 billion for operating projects consisting mainly of distribution network expenditures and the funding of growing demand requirements, $1.6 billion for generation development projects and $0.3 billion for emission control equipment. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Also, estimates may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements, competition in the industry for similar technology and management’s strategies for achieving compliance with the regulations. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of distribution network expenditures and the funding of growing load requirements, were $359 million and $245 million for the first quarter of 2007 and 2006, respectively. Construction and other development costs were $460 million and $64 million for the first quarter of 2007 and 2006, respectively. These costs consist mainly of expenditures for large scale generation projects at PacifiCorp and MidAmerican Energy as described below.

PacifiCorp and MidAmerican Energy anticipate a continuing increase in demand for electricity from their regulated customers. To meet existing and anticipated demand and ensure adequate electric generation in their service territory, PacifiCorp and MidAmerican Energy have been and are each continuing to construct major generation projects.

PacifiCorp

Presently under construction is the Lake Side Power Plant, an estimated 534-megawatts (“MW”) combined cycle plant in Utah, which is expected to be in service by June 2007. The cost of the Lake Side Power Plant is expected to total approximately $347 million, including approximately $13 million of non-cash equity AFUDC, of which $295 million, including $12 million of non-cash equity AFUDC, has been incurred through March 31, 2007. The Lake Side Power Plant is 100% owned and operated by PacifiCorp.

Also included in the estimate for generation development projects are the remaining costs for the construction of the 140-MW Marengo Wind Project and other potential wind generation projects as PacifiCorp continues to pursue additional cost-effective wind-powered generation.

MidAmerican Funding

MidAmerican Energy is currently constructing Council Bluffs Unit 4 (“CBEC Unit 4”), a 790-MW (expected accreditation) super-critical-temperature, coal-fired generating plant. MidAmerican Energy will operate the plant and hold an undivided ownership interest as a tenant in common with the other owners of the plant. MidAmerican Energy’s current ownership interest is 60.67%, equating to 479 MW of output. Municipal, cooperative and public power utilities own the remainder, which is a typical ownership arrangement for large base-load plants in Iowa. The facility will provide service to regulated retail electricity customers. Wholesale sales may also be made from the facility to the extent the power is not immediately needed for regulated retail service. MidAmerican Energy has obtained regulatory approval to include the Iowa portion of the actual cost of CBEC Unit 4 in its Iowa rate base as long as the actual cost does not exceed the agreed cap that MidAmerican Energy has deemed to be reasonable. If the cap is exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. MidAmerican Energy expects to invest approximately $866 million in CBEC Unit 4, including transmission facilities and approximately $62 million of non-cash equity AFUDC. Through March 31, 2007, MidAmerican Energy has invested $821 million in the plant, including $121 million for MidAmerican Energy’s share of deferred payments allowed by the construction contract and $57 million of non-cash equity AFUDC. MidAmerican Energy expects CBEC Unit 4 to begin commercial operation in June 2007.

On April 18, 2006, the Iowa Utilities Board (“IUB”) approved a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) regarding ratemaking principles for up to 545 MW (nameplate ratings) of wind-powered generation capacity in Iowa to be installed in 2006 and 2007. On April 19, 2007, MidAmerican Energy and the OCA filed a proposed settlement agreement with the IUB in conjunction with a superseding ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. With the exception of 123 MW (nameplate ratings) of wind-powered generation MidAmerican Energy currently has under construction that is expected to be in operation by the end of 2007, all new wind-powered generation capacity, up to the 540 MW, that is currently not in service but is placed in service on or before December 31, 2013, will be subject to this settlement agreement, if approved. MidAmerican Energy expects to pursue additional cost effective wind-powered generation. In anticipation of the development of new wind-powered generation, MidAmerican Energy has contracted for the purchase of up to 291 MW of wind turbines through 2008. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 for a more in-depth discussion of the proposed settlement agreement.

Cash Flows from Financing Activities

Cash flows generated from financing activities for the first quarter of 2007 were $621 million. Sources of cash totaled $751 million and consisted of proceeds from the issuance of subsidiary and project debt. Uses of cash totaled $130 million and consisted mainly of $84 million for repayments of subsidiary short-term debt and $38 million for repayments of subsidiary and project debt.

Cash flows generated from financing activities for the first quarter of 2006 were $5,024 million. Sources of cash totaled $6,877 million and consisted primarily of $5,123 million of proceeds from the issuance of common stock and $1,699 million of proceeds from the issuance of parent company senior debt. Uses of cash totaled $1,853 million and consisted primarily of $1,750 million for purchases of common stock, $51 million of repayments of the parent company revolving credit facility and $34 million of repayments of subsidiary and project debt.

Credit Ratings

As of April 30, 2007, MEHC’s senior unsecured debt credit ratings were as follows: Moody’s Investor Service, “Baa1/stable”; Standard and Poor’s, “BBB+/stable”; and Fitch Ratings, “BBB+/stable.”

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

In conjunction with their risk management activities, PacifiCorp and MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern PacifiCorp’s and MidAmerican Energy’s energy supply and marketing activities either specifically require each company to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s or MidAmerican Energy’s creditworthiness. If one or more of PacifiCorp’s or MidAmerican Energy’s credit ratings decline below investment grade, PacifiCorp or MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of March 31, 2007, PacifiCorp’s and MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however if the ratings fell below investment grade, PacifiCorp’s and MidAmerican Energy’s estimated potential collateral requirements would total approximately $246 million and $167 million, respectively. PacifiCorp’s and MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has certain currency rate swap agreements for its Yankee bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in sterling for $281 million of 6.496% Yankee bonds outstanding as of March 31, 2007. The agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements as of March 31, 2007 was $107 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of April 30, 2007, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $50 million.

Contractual Obligations and Commercial Commitments

During the three-month period ended March 31, 2007, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the items that follow.

On April 13, 2007, MidAmerican Energy obtained a $600 million revolving credit facility, which expires April 11, 2008, or upon MidAmerican Energy’s issuance of long-term debt prior to that date.

On March 14, 2007, PacifiCorp issued $600 million of its 5.75% First Mortgage Bonds due April 1, 2037. The proceeds are being used by PacifiCorp to repay its short-term debt and for other general corporate purposes.

On February 12, 2007, Northern Natural Gas issued $150 million of 5.8% Senior Bonds due February 15, 2037. The proceeds are being used by Northern Natural Gas to fund capital expenditures and for other general corporate purposes.

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred during the three-month period ended March 31, 2007, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 1 for additional regulatory matter updates.

Oregon

In April 2007, PacifiCorp filed its annual compliance filing with the Oregon Public Utility Commission (“OPUC”) to update forecasted net power costs, requesting a 3.9% overall price increase, approximately $36 million, to take effect January 1, 2008. The annual filing, called the Transition Adjustment Mechanism, is due each April but will be adjusted through November 2007 based on changes to forecasted power costs, such as coal and gas prices and new contracts. PacifiCorp expects a ruling from the OPUC this fall.

The Bonneville Power Administration Residential Exchange Program

The Northwest Power Act, through the Residential Exchange Program, provides access to the benefits of low-cost federal hydroelectricity to the residential and small-farm customers of the region’s investor-owned utilities. The program is administered by the Bonneville Power Administration (the “BPA”) in accordance with federal law. Pursuant to agreements between the BPA and PacifiCorp, benefits from the BPA are passed through to PacifiCorp’s Oregon, Washington and Idaho residential and small-farm customers in the form of electricity bill credits. In October 2000, PacifiCorp entered into a settlement agreement with the BPA that provided Residential Exchange Program benefits to PacifiCorp’s customers from October 2001 through September 2006. In May 2004, PacifiCorp, the BPA and other parties executed an additional agreement that provides for a guaranteed range of benefits to customers from October 2006 through September 2011.

Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Ninth Circuit Court of Appeals seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. On May 3, 2007, the United States Ninth Circuit Court of Appeals issued two decisions. The first decision sets aside the October 2000 Residential Exchange Program settlement agreement as being inconsistent with the BPA’s settlement authority. The second decision holds, among other things, that the BPA acted contrary to law when it allocated to its preference customers, which includes public utilities, cooperatives and federal agencies, part of the costs of the October 2000 settlement the BPA reached with its investor-owned utility customers. These United States Ninth Circuit Court of Appeals’ decisions could affect the amount of benefits passed on to PacifiCorp’s customers. Because these benefits are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on PacifiCorp’s consolidated financial results. There are several other lawsuits challenging certain aspects of the BPA’s Residential Exchange Program pending at the United States Ninth Circuit Court of Appeals for which the outcomes remain unknown.

Environmental Matters

In addition to the discussion contained herein, refer to Note 10 of Notes to Consolidated Financial Statements included in Item 1 herein and Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. In April 2007, a United States Supreme Court decision concluded that the Environmental Protection Agency (“EPA”) has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. In addition, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. Furthermore, while debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific or regional legislative initiatives to reduce greenhouse gas emissions, including California and the Northeastern states, and individual state actions to regulate greenhouse gas emissions are likely to increase. The outcome of any pending judicial proceedings and federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact the Company’s current and future fossil-fueled facilities, and, therefore, its financial results.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, accrued pension and post-retirement expense, income taxes and revenue recognition - unbilled revenue.

For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies have not changed materially since December 31, 2006, other than the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Refer to Note 7 of Notes to Consolidated Financial Statements included in Item 1 for disclosure of the Company’s derivative positions as of March 31, 2007 and December 31, 2006. For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s exposure to market risk has not changed materially since December 31, 2006.

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Material developments to these proceedings during the three-month period ended March 31, 2007, are included in Note 10 of Notes to Consolidated Financial Statements included in Item 1.

Item 1A.   Risk Factors.

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: May 7, 2007	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.