Form 10-Q
period 2007-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2007-08-03
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

001-14881	MIDAMERICAN ENERGY HOLDINGS COMPANY	94-2213782
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580
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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2007, 74,489,001 shares of common stock were outstanding.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
July 31, 2007

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,178	$343
Short-term investments	115	15
Restricted cash and short-term investments	106	132
Accounts receivable, net	1,273	1,280
Amounts held in trust	130	97
Inventories	412	407
Derivative contracts	192	236
Deferred income taxes	215	152
Other investments	602	196
Other current assets	180	281
Total current assets	4,403	3,139

Property, plant and equipment, net	24,922	24,039
Goodwill	5,366	5,345
Regulatory assets	1,686	1,827
Derivative contracts	221	248
Investments	702	1,089
Deferred charges and other assets	797	760

Total assets	$38,097	$36,447

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$941	$1,049
Accrued interest	312	306
Accrued property and other taxes	347	231
Amounts held in trust	130	97
Derivative contracts	314	271
Other liabilities	747	616
Short-term debt	30	552
Current portion of long-term debt	1,881	1,103
Current portion of MEHC subordinated debt	234	234
Total current liabilities	4,936	4,459

Other long-term accrued liabilities	940	861
Regulatory liabilities	1,596	1,839
Derivative contracts	477	618
Pension and post-retirement obligations	666	855
MEHC senior debt	4,028	3,929
MEHC subordinated debt	1,057	1,123
Subsidiary and project debt	11,972	11,061
Deferred income taxes	3,513	3,449
Total liabilities	29,185	28,194

Minority interest	112	114
Preferred securities of subsidiaries	128	128

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock - 115 shares authorized, no par value, 74 shares issued and outstanding	-	-
Additional paid-in capital	5,422	5,420
Retained earnings	3,147	2,598
Accumulated other comprehensive income (loss), net	103	(7)
Total shareholders' equity	8,672	8,011

Total liabilities and shareholders' equity	$38,097	$36,447

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Operating revenue	$3,003	$2,617	$6,227	$4,672

Costs and expenses:
Cost of sales	1,383	1,150	2,900	2,110
Operating expense	724	691	1,407	1,136
Depreciation and amortization	298	304	584	492
Total costs and expenses	2,405	2,145	4,891	3,738

Operating income	598	472	1,336	934

Other income (expense):
Interest expense	(324)	(308)	(640)	(530)
Capitalized interest	16	10	30	15
Interest and dividend income	23	18	42	34
Other income	29	52	55	175
Other expense	(3)	(7)	(4)	(9)
Total other income (expense)	(259)	(235)	(517)	(315)

Income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	339	237	819	619
Income tax expense	100	82	260	213
Minority interest and preferred dividends of subsidiaries	5	10	17	14
Income before equity income	234	145	542	392
Equity income	8	8	12	10
Net income	$242	$153	$554	$402

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Amounts in millions)

					Accumulated
	Outstanding		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss), Net	Total

Balance, January 1, 2006	9	$-	$1,963	$1,720	$(298)	$3,385

Net income	-	-	-	402	-	402
Other comprehensive income	-	-	-	-	156	156
Preferred stock conversion to common stock	41	-	-	-	-	-
Exercise of common stock options	1	-	13	-	-	13
Tax benefit from exercise of common stock options	-	-	19	-	-	19
Common stock issuances	35	-	5,110	-	-	5,110
Common stock purchases	(12)	-	(1,712)	(38)	-	(1,750)

Balance, June 30, 2006	74	$-	$5,393	$2,084	$(142)	$7,335

Balance, January 1, 2007	74	$-	$5,420	$2,598	$(7)	$8,011

Adoption of FASB Interpretation No. 48	-	-	-	(5)	-	(5)
Net income	-	-	-	554	-	554
Other comprehensive income	-	-	-	-	110	110
Other equity transactions	-	-	2	-	-	2

Balance, June 30, 2007	74	$-	$5,422	$3,147	$103	$8,672

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net Income	$554	$402
Adjustments to reconcile net income to cash flows from operations:
Gain on other items, net	(15)	(130)
Depreciation and amortization	584	492
Amortization of regulatory assets and liabilities	(8)	26
Provision for deferred income taxes	32	172
Other	(56)	(2)
Changes in other items, net of effects from acquisitions:
Accounts receivable and other current assets	5	284
Accounts payable and other accrued liabilities	316	(291)
Net cash flows from operating activities	1,412	953

Cash flows from investing activities:
PacifiCorp acquisition, net of cash acquired	-	(4,932)
Other acquisitions, net of cash acquired	-	(68)
Capital expenditures relating to operating projects	(755)	(698)
Construction and other development costs	(912)	(219)
Purchases of available-for-sale securities	(684)	(867)
Proceeds from sale of available-for-sale securities	572	975
Proceeds from sale of assets	33	14
Decrease in restricted cash and investments	29	3
Other	13	2
Net cash flows from investing activities	(1,704)	(5,790)

Cash flows from financing activities:
Proceeds from the issuances of common stock	-	5,123
Purchases of common stock	-	(1,750)
Proceeds from MEHC senior debt	547	1,699
Repayments of MEHC subordinated debt	(67)	(67)
Proceeds from subsidiary and project debt	1,400	12
Repayments of subsidiary and project debt	(217)	(245)
Net repayment of MEHC revolving credit facility	(152)	(51)
Net (repayments of) proceeds from subsidiary short-term debt	(370)	114
Net proceeds from settlement of treasury rate lock agreements	3	53
Other	(20)	(16)
Net cash flows from financing activities	1,124	4,872
Effect of exchange rate changes	3	1
Net change in cash and cash equivalents	835	36
Cash and cash equivalents at beginning of period	343	358
Cash and cash equivalents at end of period	$1,178	$394

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of June 30, 2007, and for the three- and six-month periods ended June 30, 2007 and 2006. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Consolidated Financial Statements include the accounts of MEHC and its subsidiaries in which it holds a controlling financial interest. The unaudited Consolidated Statements of Operations include the revenues and expenses of an acquired entity from the date of acquisition. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first six months of 2007, except as described in Note 2.

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

As of January 1, 2007, the Company had $117 million of unrecognized tax benefits. Of this amount, the Company recognized a net increase in the liability for unrecognized tax benefits of $22 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $5 million, deferred income tax liabilities of $31 million and goodwill of $15 million, respectively, and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $95 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” The entire $117 million of unrecognized tax benefits as of January 1, 2007 is included in other long-term accrued liabilities in the Consolidated Balance Sheet.

Included in the $117 million is $98 million of net unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility and tax positions related to acquired companies. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had $3 million accrued for the payment of interest and penalties, which is included in unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2003. In addition, open tax years related to a number of state and foreign jurisdictions remain subject to examination. During the six-month period ended June 30, 2007, there were no material changes to the liability for uncertain tax positions.

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

(3)           PacifiCorp Acquisition

General

In May 2005, MEHC reached a definitive agreement with Scottish Power plc (“ScottishPower”) and its subsidiary, PacifiCorp Holdings, Inc., to acquire 100% of the common stock of ScottishPower’s wholly-owned indirect subsidiary, PacifiCorp. On March 21, 2006, a wholly owned subsidiary of MEHC acquired 100% of the common stock of PacifiCorp from a wholly owned subsidiary of ScottishPower for a cash purchase price of $5.11 billion, which was funded through the issuance of common stock. MEHC also incurred $10 million of direct transaction costs associated with the acquisition, which consisted principally of investment banker commissions and outside legal and accounting fees, resulting in a total purchase price of $5.12 billion. As a result of the acquisition, MEHC controls substantially all of PacifiCorp’s voting securities, which include both common and preferred stock. The results of PacifiCorp’s operations are included in the Company’s results beginning March 21, 2006 (the “acquisition date”).

Allocation of Purchase Price

SFAS No. 141, “Business Combinations,” requires that the total purchase price be allocated to PacifiCorp’s net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. PacifiCorp’s operations are regulated, which provide revenue derived from cost, and are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” PacifiCorp has demonstrated a past history of recovering its costs incurred through its rate making process. Certain adjustments, which were not significant, related to derivative contracts, severance costs and income taxes were made to the purchase price allocation. The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions).

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

Certain transition activities, pursuant to established plans, were undertaken as PacifiCorp was integrated into the Company. Costs, relating primarily to employee termination activities, have been incurred associated with such transition activities, which were completed as of March 31, 2007. The finalization of certain integration plans resulted in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of PacifiCorp. Qualifying severance costs accrued during the three-month period ended March 31, 2007, and the period from the acquisition date to March 31, 2006, totaled $7 million and $9 million, respectively. Accrued severance costs were $34 million and $31 million as of March 31, 2007 and December 31, 2006, respectively.

Pro Forma Financial Information

The following pro forma condensed consolidated results of operations assume that the acquisition of PacifiCorp was completed as of January 1, 2006, and provide information for the six-month period ended June 30, 2006 (in millions):

Operating revenue	$5,824

Net income	$537

The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
	Depreciation	June 30,	December 31,
	Life	2007	2006

Regulated assets:
Utility generation and distribution system	5-85 years	$28,891	$27,687
Interstate pipeline assets	3-67 years	5,339	5,329
		34,230	33,016
Accumulated depreciation and amortization		(12,251)	(11,872)
Regulated assets, net		21,979	21,144

Non-regulated assets:
Independent power plants	10-30 years	1,184	1,184
Other assets	3-30 years	630	586
		1,814	1,770
Accumulated depreciation and amortization		(908)	(844)
Non-regulated assets, net		906	926

Net operating assets		22,885	22,070
Construction in progress		2,037	1,969
Property, plant and equipment, net		$24,922	$24,039

Substantially all of the construction in progress as of June 30, 2007 and December 31, 2006 relates to the construction of regulated assets.

(5)	Jointly Owned Utility Plant

The Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4, a 790-megawatt (“MW”) (accredited capacity) super-critical-temperature, coal-fired generating plant, began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest of 59.66%, or approximately 471 MW, as a tenant in common with the other owners of the plant. MidAmerican Energy accounts for, and provided financing for, its proportional share of the plant. In conjunction with WSEC Unit 4 being placed in service, $710 million was transferred from construction in progress to utility generation and distribution system.

(6)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2006.

Rate Matters

Iowa Electric Revenue Sharing

Under a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors approved by the Iowa Utilities Board (“IUB”), MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy.

The settlement agreements also each provide that revenues associated with Iowa retail electric returns on equity within specified ranges will be shared with customers and that the portion assigned to customers will be recorded as a regulatory liability. The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each settlement agreement, the percent of revenues within those ranges to be assigned to customers, and the method by which the liability to customers will be settled.

Date Approved By the IUB	Years Covered	Range of Iowa Electric Return on Equity Subject to Sharing	Customers’ Share of Revenues Within Range	Method to be Used to Settle Liability to Customers

December 21, 2001	2001 - 2005	12% - 14% Above 14%	50% 83.33%	Credits against the cost of new generation plant in Iowa

October 17, 2003	2006 - 2010	11.75% - 13% 13% - 14%	40% 50%	Credits against the cost of new generation plant in Iowa
		Above 14%	83.3%

January 31, 2005	2011	Same as 2006 - 2010		Credits to customer bills in 2012

April 18, 2006	2012	Same as 2006 - 2010		Credits to customer bills in 2013

July 27, 2007	2013	Same as 2006 – 2010(1)		Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that 83.3% of revenues associated with Iowa operating income in excess of electric returns on equity allowed by the IUB as a result of the rate case will be shared with customers.

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced. On June 1, 2007, WSEC Unit 4 was placed in service. Accordingly, $264 million, the January 1, 2007 balance of the revenue sharing liability, plus the related interest accrued in 2007, was applied against the cost of WSEC Unit 4 in utility generation and distribution system.

Refund Matters

PacifiCorp

On June 21, 2007, the Federal Energy Regulatory Commission (“FERC”) approved PacifiCorp’s settlement and release of claims agreement (“Settlement”) with Pacific Gas and Electric Company, Southern California Edison Company, San Diego Gas & Electric Company, the People of the State of California, ex rel. Edmund G. Brown Jr., Attorney General, the California Electricity Oversight Board, and the California Public Utilities Commission (collectively, the “California Parties”), certain of which purchased energy in the California Independent System Operator (“ISO”) and the California Power Exchange (“PX”) markets during past periods of high energy prices in 2000 and 2001. The Settlement, which was executed by PacifiCorp on April 11, 2007, settles claims brought by the California Parties against PacifiCorp for refunds and remedies in numerous related proceedings (together, the “FERC Proceedings”), as well as certain potential civil claims, arising from events and transactions in Western United States energy markets during the period January 1, 2000 through June 20, 2001 (the “Refund Period”). Under the Settlement, PacifiCorp made cash payments to escrows controlled by the California Parties in the amount of $16 million in April 2007, and upon FERC approval of the agreement in June 2007, PacifiCorp allowed the PX to release an additional $12 million to such escrows, which represented PacifiCorp’s estimated unpaid receivable from the transactions in the PX and ISO markets during the Refund Periods, plus interest. The monies held in escrow are for distribution to buyers from the ISO and PX markets that purchased power during the Refund Period. The agreement provides for the release of claims by the California Parties (as well as additional parties that chose to join in the Settlement) against PacifiCorp for refunds, disgorgement of profits, or other monetary or non-monetary remedies in the FERC Proceedings, and provides a mutual release of claims for civil damages and equitable relief.

(7)	Recent Debt Transactions

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds are being used by MidAmerican Energy to pay construction costs of its interest in the WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

On May 11, 2007, MEHC issued $550 million of 5.95% Senior Bonds due May 15, 2037. The proceeds will be used by MEHC to repay at maturity its 4.625% senior notes due in 2007 in an aggregate principal amount of $200 million and its 7.63% senior notes due in 2007 in an aggregate principal amount of $350 million. Pending repayment of this indebtedness, the proceeds are being used to repay short-term indebtedness, with the balance invested in short-term securities or used for other general corporate purposes.

On March 14, 2007, PacifiCorp issued $600 million of 5.75% First Mortgage Bonds due April 1, 2037. The proceeds were used by PacifiCorp to repay its short-term debt and for other general corporate purposes.

On February 12, 2007, Northern Natural Gas issued $150 million of 5.8% Senior Bonds due February 15, 2037. The proceeds are being used by Northern Natural Gas to fund capital expenditures and for other general corporate purposes.

(8)           Risk Management and Hedging Activities

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of June 30, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Commodity derivatives	$356	$(630)	$(274)	$272	$(6)
Interest rate contracts	55	-	55	-	(55)
Foreign currency contracts	2	(161)	(159)	(1)	161
	$413	$(791)	$(378)	$271	$100

Current	$192	$(314)	$(122)
Non-current	221	(477)	(256)
Total	$413	$(791)	$(378)

(1)      Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Commodity derivatives	$467	$(740)	$(273)	$247	$6
Interest rate contracts	13	-	13	-	(13)
Foreign currency contracts	4	(149)	(145)	(3)	149
	$484	$(889)	$(405)	$244	$142

Current	$236	$(271)	$(35)
Non-current	248	(618)	(370)
Total	$484	$(889)	$(405)

(1)      Before income taxes.

(9)	Other Income

Other income consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Gain on Mirant bankruptcy claim	$-	$-	$-	$89
Gains on sales of non-strategic assets and investments	-	32	1	45
Allowance for equity funds used during construction	21	15	40	23
Other	8	5	14	18
Total other income	$29	$52	$55	$175

Gain on Mirant Americas Energy Marketing (“Mirant”) Bankruptcy Claim

Mirant was one of the shippers that entered into a 15-year, 2003 Expansion Project, firm gas transportation contract (90,000 decatherms per day) with Kern River (the “Mirant Agreement”) and provided a letter of credit equivalent to 12 months of reservation charges as security for its obligations thereunder. In July 2003, Mirant filed for Chapter 11 bankruptcy protection. Kern River claimed $210 million in damages due to the rejection of the Mirant Agreement. The bankruptcy court ultimately determined that Kern River was entitled to a general unsecured claim of $74 million in addition to $15 million of cash collateral. In January 2006, Mirant emerged from bankruptcy. In February 2006, Kern River received an initial distribution of such shares in payment of the majority of its allowed claim. Kern River sold all of the shares of new Mirant stock received from its allowed claim amount plus interest in the first quarter of 2006 and recognized a gain from those sales of $89 million.

(10)	Related Party Transactions

As of June 30, 2007 and December 31, 2006, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly owned subsidiary trusts of MEHC of $988 million and $1.06 billion, respectively. Interest expense on these securities totaled $29 million and $35 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $58 million and $71 million for the six-month periods ended June 30, 2007 and 2006, respectively. Accrued interest totaled $21 million as of June 30, 2007 and December 31, 2006.

(11)           Commitments and Contingencies

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters that have the potential to impact the Company’s current and future operations. The Company believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company’s operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expense is believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of June 30, 2007 and December 31, 2006 was $32 million and $50 million, respectively, and is included in other liabilities and other long-term accrued liabilities on the accompanying Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 49 plants with an aggregate facility net owned capacity of 1,160 MW. The FERC regulates 98% of the net capacity of this portfolio through 18 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $83 million and $79 million in costs as of June 30, 2007 and December 31, 2006, respectively, for ongoing hydroelectric relicensing, which are included in construction in progress and reflected in property, plant and equipment, net in the accompanying Consolidated Balance Sheets.

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

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. The public comment period on the draft environmental impact statement closed on December 1, 2006. The FERC is expected to issue its final environmental impact statement in summer 2007. Other federal agencies are also working to complete their endangered species analyses. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license.

In the relicensing of the Klamath hydroelectric project, PacifiCorp had incurred $45 million and $42 million in costs as of June 30, 2007 and December 31, 2006, respectively, which are included in construction in progress and reflected in property, plant and equipment, net in the accompanying Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

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

PacifiCorp

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Clean Air Act’s opacity standards at PacifiCorp’s Jim Bridger plant in Wyoming. Opacity is an indication of the amount of light that is obscured in the flue of a generating facility. The complaint alleges thousands of violations of asserted six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per day per violation, and the plaintiffs’ costs of litigation. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

CalEnergy Generation-Foreign

Pursuant to the share ownership adjustment mechanism in the CE Casecnan Water and Energy Company, Inc. (“CE Casecnan”) shareholder agreement, which is based upon proforma financial projections of the Casecnan Project prepared following commencement of commercial operations, in February 2002, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the National Irrigation Administration arbitration. On January 21, 2004, CE Casecnan Ltd., LPG and CE Casecnan entered into a status quo agreement pursuant to which the parties agreed to set aside certain distributions related to the shares subject to the LPG dispute and CE Casecnan agreed not to take any further actions with respect to such distributions without at least 15 days prior notice to LPG. Accordingly, 15% of the CE Casecnan dividend declarations from 2004 to 2006 was set aside in a separate bank account in the name of CE Casecnan.

On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of CE Casecnan was deposited into escrow, plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain an ownership of 10% of the shares of CE Casecnan, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Pursuant to the appellate court decision, on May 7, 2007, CE Casecnan released $22 million of dividends and $4 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have submitted briefs on the final calculation of the internal rate of return and whether LPG is entitled to buy-up its interest to 15% and, if so, the buy-up price. The determination of the internal rate of return is pending the court’s decision. A hearing is scheduled for October 10, 2007, for further proceedings on whether LPG is entitled to buy-up its interest. The parties are proceeding in the trial court on LPG’s remaining claim against MEHC for damages for alleged breach of fiduciary duty. The Company intends to vigorously defend and pursue the remaining claims.

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

(12)	Employee Benefit Plans

Domestic Operations

In December 2006, PacifiCorp’s non-bargaining employees were notified that PacifiCorp would switch from a traditional final average pay formula for its retirement plan to a cash balance formula effective June 1, 2007. As a result of the change, benefits under the traditional final average pay formula were frozen as of May 31, 2007, and PacifiCorp’s pension liability and regulatory assets each decreased by $111 million.

The components of the combined net periodic benefit cost for the Company’s domestic pension and other postretirement benefit plans were as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Pension
Service cost	$13	$14	$26	$21
Interest cost	27	28	56	40
Expected return on plan assets	(27)	(27)	(55)	(39)
Net amortization	8	8	17	10
Net periodic benefit cost	$21	$23	$44	$32

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Other Postretirement
Service cost	$4	$4	$8	$6
Interest cost	13	11	25	16
Expected return on plan assets	(12)	(9)	(22)	(12)
Net amortization	6	7	11	7
Net periodic benefit cost	$11	$13	$22	$17

Employer contributions to the pension and other postretirement plans are expected to be $94 million and $46 million, respectively, in 2007. As of June 30, 2007, $66 million and $24 million of contributions had been made to the pension and other postretirement plans, respectively.

CE Electric UK

The components of the net periodic benefit cost for the Company’s UK pension plan were as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$6	$5	$12	$9
Interest cost	23	19	46	38
Expected return on plan assets	(29)	(25)	(58)	(49)
Net amortization	8	8	16	16
Net periodic benefit cost	$8	$7	$16	$14

Employer contributions to the UK pension plan are expected to be £36 million for 2007. As of June 30, 2007, £18 million, or $35 million, of contributions had been made to the UK pension plan.

(13)	Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss), Net

The components of comprehensive income are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$242	$153	$554	$402
Other comprehensive income:
Unrecognized amounts on retirement benefits, net of tax of $1; $-; $4; and $-	1	-	6	-
Minimum pension liability adjustment, net of tax of $-; $(6); $-; and $(6)	-	(13)	-	(15)
Foreign currency translation adjustment	52	120	65	136
Fair value adjustment on cash flow hedges, net of tax of $15; $(4); $24; and $22	25	(5)	38	36
Unrealized gains on marketable securities, net of tax of $1; $(1); $1; and $(1)	1	(2)	1	(1)
Total other comprehensive income	79	100	110	156

Comprehensive income	$321	$253	$664	$558

Accumulated other comprehensive income (loss), net is included in the accompanying Consolidated Balance Sheets in the common shareholders’ equity section, and consists of the following components, net of tax, as follows (in millions):

	As of
	June 30,	December 31,
	2007	2006

Unrecognized amounts on retirement benefits, net of tax of $(156) and $(160)	$(361)	$(367)
Foreign currency translation adjustment	391	326
Fair value adjustment on cash flow hedges, net of tax of $45 and $21	67	29
Unrealized gains on marketable securities, net of tax of $4 and $3	6	5
Total accumulated other comprehensive income (loss), net	$103	$(7)

(14)           Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating revenue:
PacifiCorp	$1,026	$860	$2,053	$936
MidAmerican Funding	971	761	2,208	1,803
Northern Natural Gas	108	103	342	317
Kern River	111	86	197	166
CE Electric UK	254	216	502	426
CalEnergy Generation-Foreign	64	74	130	159
CalEnergy Generation-Domestic	8	8	16	16
HomeServices	470	517	805	873
Corporate/other (1)	(9)	(8)	(26)	(24)
Total operating revenue	$3,003	$2,617	$6,227	$4,672

Depreciation and amortization:
PacifiCorp	$122	$116	$243	$129
MidAmerican Funding	76	87	145	161
Northern Natural Gas	15	14	29	28
Kern River	20	20	39	47
CE Electric UK	44	34	86	64
CalEnergy Generation-Foreign	17	23	35	45
CalEnergy Generation-Domestic	2	2	4	4
HomeServices	5	11	10	16
Corporate/other (1)	(3)	(3)	(7)	(2)
Total depreciation and amortization	$298	$304	$584	$492

Operating income:
PacifiCorp	$210	$131	$430	$153
MidAmerican Funding	113	79	258	213
Northern Natural Gas	22	19	171	144
Kern River	77	52	138	92
CE Electric UK	125	117	272	231
CalEnergy Generation-Foreign	32	44	76	101
CalEnergy Generation-Domestic	4	4	8	6
HomeServices	32	35	27	35
Corporate/other (1)	(17)	(9)	(44)	(41)
Total operating income	598	472	1,336	934
Interest expense	(324)	(308)	(640)	(530)
Capitalized interest	16	10	30	15
Interest and dividend income	23	18	42	34
Other income	29	52	55	175
Other expense	(3)	(7)	(4)	(9)
Total income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	$339	$237	$819	$619

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest expense:
PacifiCorp	$79	$69	$154	$77
MidAmerican Funding	41	38	83	77
Northern Natural Gas	15	13	28	25
Kern River	19	18	37	36
CE Electric UK	59	54	117	103
CalEnergy Generation—Foreign	4	6	8	11
CalEnergy Generation—Domestic	4	4	9	9
HomeServices	1	1	1	1
Corporate/other (1)	102	105	203	191
Total interest expense	$324	$308	$640	$530

	As of
	June 30,	December 31,
	2007	2006
Total assets:
PacifiCorp	$15,413	$14,970
MidAmerican Funding	8,991	8,651
Northern Natural Gas	2,451	2,277
Kern River	2,027	2,057
CE Electric UK	6,851	6,560
CalEnergy Generation-Foreign	543	559
CalEnergy Generation-Domestic	542	545
HomeServices	818	795
Corporate/other (1)	461	33
Total assets	$38,097	$36,447

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

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2006, and the changes for the six-month period ended June 30, 2007 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2006	$1,118	$2,108	$301	$34	$1,328	$71	$385	$5,345
Acquisitions (1)	22	-	-	-	-	-	6	28
Adoption of FIN 48	(10)	(4)	-	-	(1)	-	-	(15)
Foreign currency translation	-	-	-	-	27	-	-	27
Other (2)	(6)	-	(13)	-	-	-	-	(19)
Goodwill at June 30, 2007	$1,124	$2,104	$288	$34	$1,354	$71	$391	$5,366

(1)	The $22 million adjustment to PacifiCorp’s goodwill was due to the completion of the purchase price allocation in the first quarter of 2007.

(2)	Other goodwill adjustments relate primarily to income tax adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
the impact of derivative instruments used to mitigate or manage volume and price risk and interest rate risk and changes in the commodity prices, interest rates and other conditions that affect the value of the derivatives;

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

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	the Company’s ability to successfully integrate future acquired operations into the Company’s business;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargos and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in filings with the U.S. Securities and Exchange Commission (“SEC”) or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in MEHC’s filings with the SEC, including Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Results of Operations

Overview

Net income for the second quarter and for the first six months of 2007 increased $89 million, or 58%, to $242 million and $152 million, or 38%, to $554 million, respectively, from the comparable periods in 2006. PacifiCorp, which was acquired on March 21, 2006, contributed an additional $158 million of net income in 2007 compared to 2006. Also contributing to the increases in net income were favorable operating results at the Company’s domestic energy businesses, benefits from the foreign exchange rate and CalEnergy Gas (Holdings) Limited (“CE Gas”) transactions. These improvements were partially offset by $73 million of after tax gains on sales of securities in 2006, higher interest expense on MEHC senior debt and lower earnings at the Company’s foreign energy businesses and at HomeServices.

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

A comparison of operating revenue and operating income for the Company’s reportable segments follows (in millions):

	Second Quarter		First Six Months
	2007	2006	2007	2006
Operating revenue:
PacifiCorp	$1,026	$860	$2,053	$936
MidAmerican Funding	971	761	2,208	1,803
Northern Natural Gas	108	103	342	317
Kern River	111	86	197	166
CE Electric UK	254	216	502	426
CalEnergy Generation-Foreign	64	74	130	159
CalEnergy Generation-Domestic	8	8	16	16
HomeServices	470	517	805	873
Corporate/other	(9)	(8)	(26)	(24)
Total operating revenue	$3,003	$2,617	$6,227	$4,672

Operating income:
PacifiCorp	$210	$131	$430	$153
MidAmerican Funding	113	79	258	213
Northern Natural Gas	22	19	171	144
Kern River	77	52	138	92
CE Electric UK	125	117	272	231
CalEnergy Generation-Foreign	32	44	76	101
CalEnergy Generation-Domestic	4	4	8	6
HomeServices	32	35	27	35
Corporate/other	(17)	(9)	(44)	(41)
Total operating income	$598	$472	$1,336	$934

PacifiCorp

On March 21, 2006, MEHC acquired 100% of the common stock of PacifiCorp. Operating revenue for the first six months of 2007 increased $1.12 billion from the comparable period in 2006 and consisted of $1.55 billion of retail revenue and $502 million of wholesale revenue. Operating income for the first six months of 2007 increased $277 million from the comparable period in 2006.

Operating revenue for the second quarter of 2007 increased $166 million, or 19%, from the comparable period in 2006 due to a $79 million increase in retail revenues earned on higher prices approved by regulators and higher average customer usage and growth and a $41 million increase in wholesale revenues resulting from higher average wholesale prices and volumes. Operating revenue was also positively impacted by a $45 million increase in net unrealized gains on energy sales contracts accounted for as derivatives.

Operating income for the second quarter of 2007 increased $79 million, or 60%, from the comparable period in 2006 due primarily to the aforementioned higher retail and wholesale revenues, partially offset by higher fuel and purchased power costs totaling $70 million, and a $28 million increase in net unrealized gains on energy sales and purchase contracts accounted for as derivatives. Fuel costs increased as a result of higher volumes and higher average unit costs, partially offset by a $7 million prior period loss on a weather derivative contract. Operating income was also favorably impacted by lower compensation expense of $12 million, partially offset by $6 million of higher depreciation expense as constructed assets were placed in service.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income are summarized as follows (in millions):

	Second Quarter		First Six Months
	2007	2006	2007	2006

Operating revenue:
Regulated electric	$467	$461	$947	$876
Regulated natural gas	209	169	708	625
Nonregulated	295	131	553	302
Total operating revenue	$971	$761	$2,208	$1,803

Operating income:
Regulated electric	$94	$83	$189	$182
Regulated natural gas	1	(2)	42	30
Nonregulated	18	(2)	27	1
Total operating income	$113	$79	$258	$213

Operating revenue for the second quarter and for the first six months of 2007 increased $210 million, or 28%, and $405 million, or 22%, respectively, from the comparable periods in 2006. Nonregulated revenue increased $164 million and $251 million, respectively, due to increases in nonregulated electric retail sales volumes and prices driven by improved market opportunities, partially offset by decreases in nonregulated gas sales volumes. Regulated natural gas revenue increased $40 million and $83 million, respectively, due to higher retail and wholesale sales volumes resulting from colder temperatures and a higher average per-unit cost of gas sold. Regulated electric revenue increased $6 million and $71 million, respectively, due to increases in retail revenue of $12 million and $24 million, respectively, and a $47 million increase in wholesale revenue for the first six months. Retail revenue increased due to growth in retail demand, more extreme temperatures and an increase in the average number of retail customers. Wholesale revenue increased for the first six months due to higher wholesale sales volumes and higher average electric energy prices. Wholesale revenue for the second quarter decreased $6 million due to a decrease in wholesale sales volumes, partially offset by higher average electric energy prices.

Operating income for the second quarter and for the first six months of 2007 increased $34 million, or 43%, and $45 million, or 21%, respectively, from the comparable periods in 2006. Nonregulated operating income increased $20 million and $26 million, respectively, as a result of higher gross margins totaling $22 million and $28 million, respectively, due to higher nonregulated electric retail sales volumes and prices, partially offset by higher per unit costs. Regulated natural gas operating income increased $3 million and $12 million, respectively, due to higher gross margins of $5 million and $15 million, respectively, driven by higher retail sales volumes. Regulated electric operating income increased $11 million and $7 million, respectively, as a result of higher gross margins totaling $6 million and $16 million, respectively, due to higher volumes, partially offset by higher fuel costs. Also positively affecting operating income was lower depreciation and amortization expense of $11 million and $16 million, respectively, mainly due to a reduction in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns, partially offset by higher operating expense of $6 million and $25 million, respectively, due mainly to higher maintenance costs, including $11 million incurred for restoration of facilities damaged by several winter storms in 2007.

Northern Natural Gas

Operating revenue for the second quarter and for the first six months of 2007 increased $5 million, or 5%, and $25 million, or 8%, respectively, from the comparable periods in 2006. Transportation and storage revenues increased $11 million and $23 million, respectively, from the comparable periods in 2006 due primarily to higher field and market area volumes and rates resulting from favorable market conditions. Sales of gas and condensate liquids, which are both utilized in the operation and balancing of the pipeline system, decreased $7 million in the second quarter of 2007 from the comparable period in 2006 due primarily to lower volumes and increased $2 million for the first six months of 2007 from the comparable period in 2006 due to higher prices.

Operating income for the second quarter of 2007 increased $3 million, or 16%, from the comparable period in 2006 due primarily to the aforementioned increase in transportation and storage revenue, partially offset by higher operating expenses of $9 million due primarily to an asset impairment charge of $5 million in the second quarter of 2007. Operating income for the first six months of 2007 increased $27 million, or 19%, from the comparable period in 2006 due primarily to the aforementioned increase in operating revenue and $5 million of gains on unrealized gas purchase contracts which are expected to reverse in 2007, partially offset by $2 million of higher operating expenses. Operating expenses for the first six months of 2007 increased as a result of an asset impairment charge in 2007, partially offset by lower environmental and outside service costs in 2007.

Kern River

Operating revenue for the second quarter and for the first six months of 2007 increased $25 million, or 29%, and $31 million, or 19%, respectively, from the comparable periods in 2006 due primarily to higher market oriented revenues as a result of favorable market conditions.

Operating income for the second quarter and for the first six months of 2007 increased $25 million, or 48%, and $46 million, or 50%, respectively, from the comparable periods in 2006 due primarily to the aforementioned operating revenue increase. Also contributing to the increase in operating income for the first six months of 2007 were $8 million of lower depreciation and amortization due mainly to changes in the expected depreciation rates in connection with the current rate proceeding and lower sales and use tax expense due to a $6 million refund received in the first quarter of 2007.

CE Electric UK

Operating revenue for the second quarter of 2007 increased $38 million, or 18%, from the comparable period in 2006 due primarily to a $19 million favorable impact from the exchange rate, higher distribution revenues of $10 million at Northern Electric and Yorkshire Electricity due primarily to tariff increases and higher gas production of $9 million at CE Gas. Operating revenue for the first six months of 2007 increased $76 million, or 18%, from the comparable period in 2006 due primarily to a $43 million favorable impact from the exchange rate, higher gas production of $16 million at CE Gas and a $15 million unrealized loss at CE Gas related to its derivative condensate contracts in 2006.

Operating income for the second quarter of 2007 increased $8 million, or 7%, from the comparable period in 2006 due to the aforementioned increase in operating revenue and the favorable impact from the exchange rate of $10 million, partially offset by higher costs and expenses totaling $21 million. Costs and expenses were higher in 2007 due to higher depreciation and amortization of $8 million, primarily associated with distribution assets, higher distribution costs of $8 million and higher gas production costs of $3 million. Operating income for the first six months of 2007 increased $41 million, or 18%, from the comparable period in 2006 due to the aforementioned increase in operating revenue and the favorable impact from the exchange rate of $23 million, partially offset by higher costs and expenses totaling $15 million. Costs and expenses were higher in 2007 due to higher depreciation and amortization of $15 million primarily associated with distribution assets. Additionally, higher operating expenses due primarily to higher distribution costs were mostly offset by a $17 million realized gain on the sale of certain CE Gas assets in the first quarter of 2007.

CalEnergy Generation-Foreign

Operating revenue for the second quarter and for the first six months of 2007 decreased $10 million, or 14%, and $29 million, or 18%, respectively, from the comparable periods in 2006 due primarily to lower operating revenue of $10 million and $21 million, respectively, as the Upper Mahiao Project was transferred on June 25, 2006 to the Philippine government. Additionally, operating revenue at the Casecnan Project was lower by $8 million for the first six months of 2007 compared to 2006 as a result of lower water flows in 2007 compared to unusually high water flows in 2006. The Leyte Projects were transferred, pursuant to their contracts, to the Philippine government on July 25, 2007.

Operating income for the second quarter and for the first six months of 2007 decreased $12 million, or 27%, and $25 million, or 25%, respectively, from the comparable periods in 2006 due primarily to the lower operating revenue and $9 million of costs incurred in preparation for the July 2007 transfer of the Leyte Projects to the Philippine government in the second quarter of 2007, partially offset by lower operating expenses of $7 million and $14 million for the second quarter and for the first six months of 2007, respectively, from the comparable periods in 2006, as a result of the aforementioned transfer of the Upper Mahiao Project.

HomeServices

Operating revenue for the second quarter and for the first six months of 2007 decreased $47 million, or 9%, and $68 million, or 8%, respectively, from the comparable periods in 2006. The decrease in operating revenue was due primarily to fewer brokerage transactions as a result of the general slowdown in the U.S. housing market, partially offset by the results of acquired companies not included in the comparable 2006 periods.

Operating income for the second quarter and for the first six months of 2007 decreased $3 million, or 9%, and $8 million, or 23%, respectively, from the comparable periods in 2006 due mainly to the decrease in brokerage transactions, mostly offset by lower commissions and operating expenses. Lower operating expenses at existing businesses were partially offset by higher operating expenses related to the results of acquired companies not included in the comparable 2006 periods.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter		First Six Months
	2007	2006	2007	2006

Subsidiary debt	$222	$203	$437	$339
MEHC senior debt and other	66	64	132	106
MEHC subordinated debt-Berkshire Hathaway Inc.	29	35	58	71
MEHC subordinated debt-other	7	6	13	14
Total interest expense	$324	$308	$640	$530

Interest expense on subsidiary debt for the second quarter and for the first six months of 2007 increased $19 million and $98 million, respectively, from the comparable periods in 2006. The increase for the second quarter of 2007 is due to recent debt issuances at domestic energy businesses and the higher exchange rate, partially offset by debt retirements and scheduled principal repayments. The increase for the first six months of 2007 from the comparable period in 2006 is due primarily to higher interest expense of $77 million resulting from the addition of PacifiCorp and the recent debt issuances at domestic energy businesses.

Interest expense on MEHC senior debt and other for the second quarter and for the first six months of 2007 increased $2 million and $26 million, respectively, from the comparable periods in 2006. The increase for the second quarter of 2007 is due to MEHC’s $550 million, 5.95%, debt issuance in May 2007. The increase for the first six months of 2007 is due to MEHC’s $1.7 billion, 6.125% debt issuance in March 2006 and $550 million, 5.95%, debt issuance in May 2007.

Interest expense on MEHC subordinated debt-Berkshire Hathaway Inc. for the second quarter and for the first six months of 2007 decreased $6 million and $13 million, respectively, from the comparable periods in 2006 as a result of scheduled principal repayments.

Other Income, Net

Other income, net is summarized as follows (in millions):

	Second Quarter		First Six Months
	2007	2006	2007	2006

Capitalized interest	$16	$10	$30	$15
Interest and dividend income	23	18	42	34
Other income	29	52	55	175
Other expense	(3)	(7)	(4)	(9)
Total other income, net	$65	$73	$123	$215

Capitalized interest for the second quarter and for the first six months of 2007 increased $6 million and $15 million, respectively, from the comparable periods in 2006 due primarily to increased levels of capital project expenditures at PacifiCorp and MidAmerican Energy. The increase for the first six months of 2007 is also due to higher capitalized interest of $11 million resulting from the addition of PacifiCorp.

Interest and dividend income for the second quarter and for the first six months of 2007 increased $5 million and $8 million, respectively, from the comparable periods in 2006 due mainly to changes in the cash positions at several platforms. The increase for the first six months of 2007 is also due to higher interest and dividend income of $6 million resulting from the addition of PacifiCorp.

Other income for the second quarter and for the first six months of 2007 decreased $23 million and $120 million, respectively, from the comparable periods in 2006. Other income for the second quarter of 2006 included $32 million of gains at MidAmerican Funding from the disposition of common shares held in an electronic energy and metals trading exchange in 2006. Additionally, other income for the first six months of 2006 included Kern River’s $89 million of gains from the sales of Mirant Americas Energy Marketing stock and MidAmerican Funding’s gain of $8 million from the sale of a non-strategic investment. The equity allowance for funds used during construction (“AFUDC”) for the second quarter and for the first six months of 2007 increased $6 million and $17 million, respectively, due to increased levels of capital project expenditures at PacifiCorp and MidAmerican Energy. The increase for the first six months of 2007 is also due to higher equity AFUDC of $10 million resulting from the addition of PacifiCorp.

Other expense for the second quarter and for the first six months of 2007 decreased $4 million and $5 million, respectively, from the comparable periods in 2006. In connection with its disposition of common shares held in an electronic energy and metals trading exchange, MidAmerican Funding donated certain of these common shares to a charitable foundation and recognized a donation expense of $5 million.

Income Tax Expense

Income tax expense for the second quarter and for the first six months of 2007 increased $18 million to $100 million and $47 million to $260 million, respectively, from the comparable periods in 2006 due to higher pretax earnings. The effective tax rates were 29% and 35% for the second quarter of 2007 and 2006, respectively, and 32% and 34% for the first six months of 2007 and 2006, respectively. The decreases in the effective tax rates for the second quarter and for the first six months of 2007 from the comparable periods in 2006 are due primarily to lower effective tax rates due mainly to production tax credits associated with wind generation facilities, higher non-taxable equity AFUDC, the effects of rate-making and lower taxes on foreign sourced income. In July 2007, Royal Assent was given to the Finance Act of 2007, which includes a decrease in the United Kingdom corporate income tax rate to 28% from 30%, effective April 1, 2008. The Company expects to recognize approximately $60 million of income tax benefits in the third quarter of 2007 due to the resulting change in the estimated rate at which net deferred income tax liabilities will reverse in the future.

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

The Company’s cash and cash equivalents and short-term investments, which consist primarily of auction rate securities that are used in the Company’s cash management program, were $1,293 million as of June 30, 2007, compared to $358 million as of December 31, 2006. In addition, the Company recorded separately, in restricted cash and short-term investments and in deferred charges and other assets, restricted cash and investments as of June 30, 2007 and December 31, 2006 of $133 million and $162 million, respectively. The restricted cash balance is mainly composed of amounts deposited in restricted accounts relating to (i) the Company’s debt service reserve requirements relating to certain projects, (ii) customer deposits held in escrow, (iii) custody deposits, and (iv) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $1.41 billion for the first six months of 2007, compared with $953 million from the comparable period in 2006. The increase was mainly due to the acquisition of PacifiCorp on March 21, 2006, which contributed $406 million to the increase in operating cash flows.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first six months of 2007 and 2006 were $1.70 billion and $5.79 billion, respectively. In 2006, MEHC acquired PacifiCorp for $4.93 billion, net of cash acquired. Capital expenditures, construction and other development costs increased $750 million and net purchases and sales of available-for-sale securities resulted in higher cash outflows for the first six months of 2007 of $220 million.

Capital Expenditures, Construction and Other Development Costs

The following table summarizes the capital expenditures, construction and other development costs by reportable segment (in millions):

	First Six Months
	2007	2006
Capital expenditures:
PacifiCorp	$731	$353
MidAmerican Funding	656	323
Northern Natural Gas	95	39
CE Electric UK	174	188
Other reportable segments and corporate/other	11	14
Total capital expenditures	$1,667	$917

Forecasted capital expenditures, construction and other development costs for fiscal 2007, which exclude the non-cash equity AFUDC, are approximately $3.8 billion and consist of $1.9 billion for operating projects consisting mainly of distribution network expenditures and the funding of growing demand requirements, $1.6 billion for generation development projects and $0.3 billion for emission control equipment. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Also, estimates may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements, competition in the industry for similar technology and management’s strategies for achieving compliance with the regulations. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of distribution network expenditures and the funding of growing load requirements, were $755 million and $698 million for the first six months of 2007 and 2006, respectively. Construction and other development costs were $912 million and $219 million for the first six months of 2007 and 2006, respectively. These costs consist mainly of expenditures for large scale generation projects at PacifiCorp and MidAmerican Energy as described below.

PacifiCorp and MidAmerican Energy anticipate a continuing increase in demand for electricity from their regulated customers. To meet existing and anticipated demand and ensure adequate electric generation in their service territory, PacifiCorp and MidAmerican Energy have been and are each continuing to construct major generation projects.

PacifiCorp

Presently under construction is the Lake Side plant, an estimated 534-megawatts (“MW”) combined cycle plant in Utah, which is expected to be in service in the third quarter of 2007. The cost of the Lake Side plant is expected to total approximately $347 million, including non-cash equity AFUDC, of which $308 million, including $15 million of non-cash equity AFUDC, has been incurred through June 30, 2007. The Lake Side plant is 100% owned and operated by PacifiCorp.

Also included in the estimate for generation development projects are the remaining costs for the construction of wind generation projects as PacifiCorp continues to pursue additional cost-effective wind-powered generation.

In May 2007, PacifiCorp announced plans to build in excess of 1,200 miles of new transmission lines originating in Wyoming and connecting into Utah, Idaho, Oregon and the desert Southwest. The estimated $4 billion investment plan includes projects that will address customers’ increasing electric energy use, improve system reliability and deliver wind and other renewable generation resources to more customers throughout PacifiCorp’s six-state service area and the western region. These transmission lines are expected to be placed into service beginning 2010 through 2014.

MidAmerican Funding

MidAmerican Energy constructed the Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4, a 790-MW (accredited capacity) super-critical-temperature, coal-fired generating plant, which began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest of 59.66%, or approximately 471 MW, as a tenant in common with the other owners of the plant. Prior to construction, MidAmerican Energy obtained approval from the Iowa Utilities Board (“IUB”) to include the Iowa portion of the actual cost of WSEC Unit 4 in its Iowa rate base as long as the actual cost did not exceed the agreed cap that MidAmerican Energy deemed reasonable. As of June 30, 2007, MidAmerican Energy has invested $830 million in the plant, including $63 million of non-cash equity AFUDC. Based on all presently anticipated costs, the actual final cost of WSEC Unit 4 will be within the agreed cap. If the cap is ultimately exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. In conjunction with WSEC Unit 4 being placed in service, $710 million was transferred from construction in progress to utility generation and distribution system.

On April 18, 2006, the IUB approved a settlement agreement regarding ratemaking principles for additional wind-powered generation capacity to be installed in Iowa in 2006 and 2007. On July 27, 2007, the IUB approved a settlement agreement in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. With the exception of 123 MW (nameplate ratings) MidAmerican Energy currently has under construction that is expected to be in operation by the end of 2007, all new wind-powered generation capacity up to the 540 MW that is currently not in service but is placed in service on or before December 31, 2013, will be subject to this settlement agreement. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 for a more in-depth discussion of the settlement agreement.

Cash Flows from Financing Activities

Cash flows generated from financing activities for the first six months of 2007 were $1.12 billion. Sources of cash totaled $1.95 billion and consisted mainly of proceeds from the issuance of MEHC senior debt totaling $547 million and subsidiary and project debt totaling $1.4 billion. Uses of cash totaled $826 million and consisted mainly of $370 million of net repayments of subsidiary short-term debt, $217 million for repayments of subsidiary and project debt, $152 million of net repayments of the MEHC revolving credit facility and $67 million of repayments of MEHC subordinated debt.

Cash flows generated from financing activities for the first six months of 2006 were $4.87 billion. Sources of cash totaled $7.0 billion and consisted primarily of $5.12 billion of proceeds from the issuance of common stock, $1.7 billion of proceeds from the issuance of MEHC senior debt and $114 million of net proceeds from subsidiary short-term debt. Uses of cash totaled $2.13 billion and consisted primarily of $1.75 billion for purchases of common stock, $245 million of repayments of subsidiary and project debt, $67 million of repayments of MEHC subordinated debt and $51 million of net repayments of the MEHC revolving credit facility.

Credit Ratings

As of June 30, 2007, MEHC’s senior unsecured debt credit ratings were as follows: Moody’s Investor Service, “Baa1/stable”; Standard and Poor’s, “BBB+/stable”; and Fitch Ratings, “BBB+/stable.”

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

In conjunction with their risk management activities, PacifiCorp and MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern PacifiCorp’s and MidAmerican Energy’s energy supply and marketing activities either specifically require each company to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s or MidAmerican Energy’s creditworthiness. If one or more of PacifiCorp’s or MidAmerican Energy’s credit ratings decline below investment grade, PacifiCorp or MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of June 30, 2007, PacifiCorp’s and MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however if the ratings fell below investment grade, PacifiCorp’s and MidAmerican Energy’s estimated potential collateral requirements would total approximately $282 million and $189 million, respectively. PacifiCorp’s and MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has certain currency rate swap agreements for its Yankee bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in sterling for $281 million of 6.496% Yankee bonds outstanding as of June 30, 2007. The agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements as of June 30, 2007 was $112 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of June 30, 2007, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $52 million.

Contractual Obligations and Commercial Commitments

During the six-month period ended June 30, 2007, there were no material changes outside the normal course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the items that follow.

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds are being used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, repay short-term indebtedness and for general corporate purposes.

On May 11, 2007, MEHC issued $550 million of 5.95% Senior Bonds due May 15, 2037. The proceeds will be used by MEHC to repay at maturity its 4.625% senior notes due in 2007 in an aggregate principal amount of $200 million and its 7.63% senior notes due in 2007 in an aggregate principal amount of $350 million. Pending repayment of this indebtedness, the proceeds are being used to repay short-term indebtedness, with the balance invested in short-term securities or used for general corporate purposes.

On March 14, 2007, PacifiCorp issued $600 million of 5.75% First Mortgage Bonds due April 1, 2037. The proceeds were used by PacifiCorp to repay its short-term debt and for other general corporate purposes.

On February 12, 2007, Northern Natural Gas issued $150 million of 5.8% Senior Bonds due February 15, 2037. The proceeds are being used by Northern Natural Gas to fund capital expenditures and for other general corporate purposes.

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred during the six-month period ended June 30, 2007, refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 for additional regulatory matter updates.

Oregon

In April 2007, PacifiCorp filed its annual compliance filing with the Oregon Public Utility Commission (“OPUC”) to update forecasted net power costs, requesting an increase of approximately $36 million, or an average price increase of 4%, to take effect January 1, 2008. The annual filing, called the transition adjustment mechanism (“TAM”), is due each April but will be adjusted for new contracts through October 2007 and for other changes to forecasted net power costs, such as coal and natural gas prices, through November 2007. In June 2007, parties to the case filed their responses, recommending smaller increases in the range of $13 million to $19 million. In July 2007, PacifiCorp filed the first of three updates to the TAM, adjusting its requested increase from $36 million to $30 million, as well as filed a rebuttal of the other parties’ positions. PacifiCorp expects a ruling from the OPUC this fall.

Wyoming

In June 2007, PacifiCorp filed a general rate case with the Wyoming Public Service Commission requesting an increase of $36 million annually, or an average price increase of 8%. In addition, PacifiCorp requested approval of a new renewable resource mechanism and a marginal cost pricing tariff to better reflect the cost of adding new generation. PacifiCorp expects the rates to become effective by May 2008.

Washington

In October 2006, PacifiCorp filed a general rate case with the Washington Utilities and Transportation Commission (“WUTC”) for an annual increase of $23 million, or 10%. As part of the filing, PacifiCorp proposed a Washington-only cost-allocation methodology, which is based on PacifiCorp’s western resources. The rate case included a five-year pilot period on the proposed allocation methodology and a power cost adjustment mechanism (“PCAM”). On June 21, 2007, the WUTC issued an order approving a rate increase of $14 million, or an average price increase of 6%, effective June 27, 2007, and accepted PacifiCorp’s proposed allocation methodology for a five-year pilot period. The WUTC found that PacifiCorp demonstrated the need for a PCAM, but it did not approve the design of the proposal in this case. The order authorized PacifiCorp to file a revised PCAM proposal, with or without a request to file power cost-only rate cases, outside the context of a general rate case within 12 months of the order.

Idaho

In June 2007, PacifiCorp filed a general rate case with the Idaho Public Utilities Commission for an annual increase of $18 million, or an average price increase of 10%, with a request for an effective date of January 1, 2008.

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

Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Ninth Circuit Court of Appeals seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. On May 3, 2007, the United States Ninth Circuit Court of Appeals issued two decisions. The first decision sets aside the October 2000 Residential Exchange Program settlement agreement as being inconsistent with the BPA’s settlement authority. The second decision holds, among other things, that the BPA acted contrary to law when it allocated to its preference customers, which includes public utilities, cooperatives and federal agencies, part of the costs of the October 2000 settlement the BPA reached with its investor-owned utility customers. As a result of the ruling, on May 21, 2007, the BPA notified the Pacific Northwest’s six utilities, including PacifiCorp, that it was immediately suspending payments. This has resulted in increases to PacifiCorp’s residential and small farm customers’ electric bills in Oregon, Washington and Idaho. Because the benefit payments from the BPA are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on the Company’s consolidated financial results. There are several other lawsuits challenging certain aspects of the BPA’s Residential Exchange Program pending at the United States Ninth Circuit Court of Appeals for which the outcomes remain unknown.

Environmental Matters

In addition to the discussion contained herein, refer to Note 11 of Notes to Consolidated Financial Statements included in Item 1 and Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

Renewable Portfolio Standards

The renewable portfolio standards (“RPS”) described below could significantly impact the Company’s financial results. Resources that meet the qualifying electricity requirements under the RPS vary from state-to-state. Each state’s RPS requires some form of compliance reporting and the Company can be subject to penalties in the event of non-compliance.

In November 2006, Washington voters approved a ballot initiative establishing a RPS. The WUTC has undertaken a rulemaking proceeding to implement the initiative. Until final action is undertaken to implement the rules, the Company cannot predict the impact of the Washington RPS on its financial results.

In June 2007, the Oregon Renewable Energy Act (the “Act”) was adopted, providing a comprehensive renewable energy policy for Oregon. Subject to certain exemptions and cost limitations established in the Act, a qualifying electric utility must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, 20% in 2020 through 2024, and 25% in 2025 and subsequent years. The Act requires the OPUC to establish an automatic adjustment clause or other timely mechanism to allow an electric utility to recover prudently incurred costs of its investments in renewable energy facilities and associated transmission costs.

California law requires electric utilities to increase their procurement of renewable resources by at least 1% of their annual retail electricity sales per year so that 20% of their annual electricity sales are procured from renewable resources by no later than December 31, 2010. However, PacifiCorp and other small multi-jurisdictional utilities (“SMJU”) are currently awaiting further guidance from the California Public Utilities Commission (“CPUC”) on the treatment of SMJUs in the California RPS program. PacifiCorp has filed comments requesting SMJU rules for flexible compliance with annual targets. PacifiCorp expects rules governing the treatment of SMJUs and any specific flexible compliance mechanisms to be released by CPUC staff for public review in 2007. Absent further direction from the CPUC on treatment of SMJUs, the Company cannot predict the impact of the California RPS on its financial results.

Climate Change

As a result of increased attention to climate change in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority, and many congressional observers expect to see the passage of climate change legislation within the next several years. In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws. In April 2007, a United States Supreme Court decision concluded that the Environmental Protection Agency (“EPA”) has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. In addition, pending cases that address the potential public nuisance from greenhouse gas emissions from electricity generators and the EPA’s failure to regulate greenhouse gas emissions from new and existing coal-fired plants are expected to become active. Furthermore, while debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions, including Oregon, Washington, California and several Northeastern states, and individual state actions to regulate greenhouse gas emissions are likely to increase. The impact of any pending judicial proceedings and any pending or enacted federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact the Company’s current and future fossil-fueled facilities, and, therefore, its financial results.

In February 2007, the governors of California, Arizona, New Mexico, Oregon and Washington signed the Western Regional Climate Action Initiative (the “Initiative”) that directs their respective states to develop a regional target for reducing greenhouse gases by August 2007. By August 2008, they are expected to devise a market-based program, such as a load-based cap-and-trade program to reach the target. The five states also have agreed to participate in a multi-state registry to track and manage greenhouse gas emissions in the region. In May 2007, the Utah governor also signed the Initiative.

The Washington and Oregon legislatures enacted legislation in May 2007 and June 2007, respectively, establishing goals for the reduction of greenhouse gas emissions in their respective states. Washington’s goals seek to, (i) by 2020, reduce emissions to 1990 levels; (ii) by 2035, reduce emissions to 25% below 1990 levels; and (iii) by 2050, reduce emissions to 50% below 1990 levels, or 70% below Washington’s forecasted emissions in 2050. Oregon’s goals seek to, (i) by 2010, cease the growth of Oregon greenhouse gas emissions; (ii) by 2020, reduce greenhouse gas levels to 10% below 1990 levels; and (iii) by 2050, reduce greenhouse gas levels to at least 75% below 1990 levels. Each state’s legislation also calls for state government developed policy recommendations in the future to assist in the monitoring and achievement of these goals.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and postretirement obligations, income taxes and revenue recognition - unbilled revenue.

For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies have not changed materially since December 31, 2006, other than the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 for disclosure of the Company’s derivative positions as of June 30, 2007 and December 31, 2006. For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s exposure to market risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Material developments to these proceedings during the six-month period ended June 30, 2007, are included in Note 11 of Notes to Consolidated Financial Statements included in Item 1.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 3, 2007	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.