Form 10-Q
period 2007-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2007-11-02
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of October 31, 2007, 74,489,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 2, 2007

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,978	$343
Accounts receivable, net	1,339	1,280
Inventories	459	407
Derivative contracts	172	236
Guaranteed investment contracts	614	196
Other current assets	687	677
Total current assets	5,249	3,139

Property, plant and equipment, net	25,544	24,039
Goodwill	5,387	5,345
Regulatory assets	1,721	1,827
Derivative contracts	188	248
Deferred charges, investments and other assets	1,497	1,849

Total assets	$39,586	$36,447

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$850	$1,049
Accrued interest	383	306
Accrued property and other taxes	238	231
Derivative contracts	385	271
Other current liabilities	867	713
Short-term debt	206	552
Current portion of long-term debt	2,767	1,103
Current portion of MEHC subordinated debt	234	234
Total current liabilities	5,930	4,459

Other long-term accrued liabilities	1,628	1,716
Regulatory liabilities	1,614	1,839
Derivative contracts	463	618
MEHC senior debt	4,470	3,929
MEHC subordinated debt	958	1,123
Subsidiary and project debt	11,646	11,061
Deferred income taxes	3,546	3,449
Total liabilities	30,255	28,194

Minority interest	119	114
Preferred securities of subsidiaries	128	128

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock - 115 shares authorized, no par value, 74 shares issued and outstanding	-	-
Additional paid-in capital	5,424	5,420
Retained earnings	3,531	2,598
Accumulated other comprehensive income (loss), net	129	(7)
Total shareholders' equity	9,084	8,011

Total liabilities and shareholders' equity	$39,586	$36,447

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating revenue	$3,067	$2,780	$9,294	$7,452

Costs and expenses:
Cost of sales	1,379	1,238	4,279	3,348
Operating expense	705	681	2,112	1,817
Depreciation and amortization	287	245	871	737
Total costs and expenses	2,371	2,164	7,262	5,902

Operating income	696	616	2,032	1,550

Other income (expense):
Interest expense	(336)	(309)	(976)	(839)
Capitalized interest	13	11	43	26
Interest and dividend income	33	19	75	53
Other income	31	26	86	201
Other expense	(2)	(2)	(6)	(11)
Total other income (expense)	(261)	(255)	(778)	(570)

Income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	435	361	1,254	980
Income tax expense	(68)	(108)	(328)	(321)
Minority interest and preferred dividends of subsidiaries	(5)	(6)	(22)	(20)
Equity income	22	25	34	35
Net income	$384	$272	$938	$674

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Amounts in millions)

					Accumulated
	Outstanding		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss), Net	Total

Balance, January 1, 2006	9	$-	$1,963	$1,720	$(298)	$3,385

Net income	-	-	-	674	-	674
Other comprehensive income	-	-	-	-	213	213
Preferred stock conversion to common stock	41	-	-	-	-	-
Exercise of common stock options	1	-	13	-	-	13
Tax benefit from exercise of common stock options	-	-	19	-	-	19
Common stock issuances	35	-	5,110	-	-	5,110
Common stock purchases	(12)	-	(1,712)	(38)	-	(1,750)
Other equity transactions	-	-	3	-	-	3

Balance, September 30, 2006	74	$-	$5,396	$2,356	$(85)	$7,667

Balance, January 1, 2007	74	$-	$5,420	$2,598	$(7)	$8,011

Adoption of FASB Interpretation No. 48	-	-	-	(5)	-	(5)
Net income	-	-	-	938	-	938
Other comprehensive income	-	-	-	-	136	136
Other equity transactions	-	-	4	-	-	4

Balance, September 30, 2007	74	$-	$5,424	$3,531	$129	$9,084

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2007	2006

Cash flows from operating activities:
Net Income	$938	$674
Adjustments to reconcile net income to cash flows from operations:
Gain on other items, net	(10)	(135)
Depreciation and amortization	871	737
Amortization of regulatory assets and liabilities	(13)	31
Provision for deferred income taxes	42	219
Other	(83)	35
Changes in other items, net of effects from acquisitions:
Accounts receivable and other current assets	(106)	182
Accounts payable and other accrued liabilities	257	(99)
Net cash flows from operating activities	1,896	1,644

Cash flows from investing activities:
PacifiCorp acquisition, net of cash acquired	-	(4,932)
Other acquisitions, net of cash acquired	-	(74)
Capital expenditures relating to operating projects	(1,220)	(1,140)
Construction and other development costs	(1,302)	(595)
Purchases of available-for-sale securities	(1,260)	(1,088)
Proceeds from sale of available-for-sale securities	1,219	1,185
Proceeds from sale of assets	65	17
Decrease (increase) in restricted cash and investments	56	(44)
Other	(5)	14
Net cash flows from investing activities	(2,447)	(6,657)

Cash flows from financing activities:
Proceeds from the issuances of common stock	-	5,123
Purchases of common stock	-	(1,750)
Proceeds from MEHC senior debt	1,539	1,699
Repayments of MEHC subordinated debt	(167)	(167)
Proceeds from subsidiary and project debt	1,400	365
Repayments of subsidiary and project debt	(250)	(257)
Net (repayment of) proceeds from MEHC revolving credit facility	(152)	93
Net repayments of subsidiary short-term debt	(194)	(51)
Net proceeds from settlement of treasury rate lock agreements	32	53
Other	(27)	(23)
Net cash flows from financing activities	2,181	5,085
Effect of exchange rate changes	5	3
Net change in cash and cash equivalents	1,635	75
Cash and cash equivalents at beginning of period	343	358
Cash and cash equivalents at end of period	$1,978	$433

The accompanying notes are an integral part of these financial statements

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company (“MEHC”) is a holding company owning subsidiaries (together with MEHC, the “Company”) that are principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (the subsidiaries owning a majority interest in the Casecnan Project), CalEnergy Generation-Domestic (the subsidiaries owning interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, the Company owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of September 30, 2007, and for the three- and nine-month periods ended September 30, 2007 and 2006. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Consolidated Financial Statements include the accounts of MEHC and its subsidiaries in which it holds a controlling financial interest. The unaudited Consolidated Statements of Operations include the revenues and expenses of an acquired entity from the date of acquisition. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first nine months of 2007, except as described in Note 2.

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

As of January 1, 2007, the Company had $117 million of unrecognized tax benefits. Of this amount, the Company recognized a net increase in the liability for unrecognized tax benefits of $22 million as a cumulative effect of adopting FIN 48, which was offset by reductions in beginning retained earnings of $5 million, deferred income tax liabilities of $31 million and goodwill of $15 million, respectively, and an increase in regulatory assets of $1 million in the Consolidated Balance Sheet. The remaining $95 million had been previously accrued under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 109, “Accounting for Income Taxes.” Unrecognized tax benefits are included in other long-term accrued liabilities in the Consolidated Balance Sheet.

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

MEHC’s parent company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2003. In addition, open tax years related to a number of state and foreign jurisdictions remain subject to examination. During the nine-month period ended September 30, 2007, there were no material changes to the liability for uncertain tax positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate electing the fair value option for any existing eligible items. However, the Company will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

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

Allocation of Purchase Price

SFAS No. 141, “Business Combinations,” requires that the total purchase price be allocated to PacifiCorp’s net tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. PacifiCorp’s operations are regulated, which provide revenue derived from cost, and are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” PacifiCorp has demonstrated a past history of recovering its costs incurred through its rate making process. Certain adjustments, which were not significant, related to derivative contracts, severance costs and income taxes were made to the purchase price allocation. The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

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

Certain transition activities, pursuant to established plans, were undertaken as PacifiCorp was integrated into the Company. Costs, relating primarily to employee termination activities, have been incurred associated with such transition activities, which were completed as of March 31, 2007. The finalization of certain integration plans resulted in adjustments to the purchase price allocation for the acquired assets and assumed liabilities of PacifiCorp. Qualifying severance costs accrued during the three-month period ended March 31, 2007, and the period from the acquisition date to September 30, 2006, totaled $7 million and $33 million, respectively. Accrued severance costs were $34 million and $31 million as of March 31, 2007 and December 31, 2006, respectively.

Pro Forma Financial Information

The following pro forma condensed consolidated results of operations assume that the acquisition of PacifiCorp was completed as of January 1, 2006, and provide information for the nine-month period ended September 30, 2006 (in millions):

Operating revenue	$8,604

Net income	$818

The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
	Depreciation	September 30,	December 31,
	Life	2007	2006

Regulated assets:
Utility generation and distribution system	5-85 years	$29,679	$27,687
Interstate pipeline assets	3-67 years	5,375	5,329
		35,054	33,016
Accumulated depreciation and amortization		(12,229)	(11,872)
Regulated assets, net		22,825	21,144

Non-regulated assets:
Independent power plants	10-30 years	680	1,184
Other assets	3-30 years	646	586
		1,326	1,770
Accumulated depreciation and amortization		(417)	(844)
Non-regulated assets, net		909	926

Net operating assets		23,734	22,070
Construction in progress		1,810	1,969
Property, plant and equipment, net		$25,544	$24,039

Substantially all of the construction in progress as of September 30, 2007 and December 31, 2006 relates to the construction of regulated assets.

(5)	Jointly Owned Utility Plant

Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4, a 790-megawatt (“MW”) (accredited capacity) supercritical, coal-fired generating plant, began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest of 59.66%, or approximately 471 MW, as a tenant in common with the other owners of the plant. MidAmerican Energy accounts for, and provided financing for, its proportional share of the plant. In conjunction with WSEC Unit 4 being placed in service, $710 million was transferred from construction in progress to utility generation and distribution system.

(6)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2006.

Rate Matters

Iowa Electric Revenue Sharing

The Iowa Utilities Board (“IUB”) has approved a series of settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate (“OCA”) and other intervenors, under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity for any year covered by the applicable agreement falls below 10%, computed as prescribed in each respective agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy’s Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenues for MidAmerican Energy.

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

		Range of
		Iowa Electric	Customers’
		Return on	Share of	Method to be Used to
Date Approved	Years	Equity Subject	Revenues	Settle Liability to
by the IUB	Covered	to Sharing	Within Range	Customers

December 21, 2001	2001 - 2005	12% - 14%	50%	Credits against the cost of new generation plant in Iowa
		Above 14%	83.33%

October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generation plant in Iowa
		13% - 14%	50%
		Above 14%	83.3%

January 31, 2005	2011	Same as 2006 - 2010	Credits to customer bills in 2012

April 18, 2006	2012	Same as 2006 - 2010	Credits to customer bills in 2013

July 27, 2007	2013	Same as 2006 - 2010 (1)	Credits against the cost of wind-powered generation projects covered by this agreement

(1)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of revenues associated with Iowa operating income in excess of electric returns on equity allowed by the IUB as a result of the rate case.

The regulatory liabilities created by the settlement agreements have been and are currently recorded as a regulatory charge in depreciation and amortization expense when the liability is accrued. As a result of the credits applied to generating plant balances when the related plant is placed in service, depreciation expense is reduced over the life of the plant. On June 1, 2007, WSEC Unit 4 was placed in service. Accordingly, $264 million, the January 1, 2007 balance of the revenue sharing liability, plus the related interest accrued in 2007, was applied against the cost of WSEC Unit 4 in utility generation and distribution system.

Refund Matters

PacifiCorp

On June 21, 2007, the Federal Energy Regulatory Commission (“FERC”) approved PacifiCorp’s settlement and release of claims agreement (“Settlement”) with Pacific Gas and Electric Company, Southern California Edison Company, San Diego Gas & Electric Company, the People of the State of California, ex rel. Edmund G. Brown Jr., Attorney General, the California Electricity Oversight Board, and the California Public Utilities Commission (collectively, the “California Parties”), certain of which purchased energy in the California Independent System Operator (“ISO”) and the California Power Exchange (“PX”) markets during past periods of high energy prices in 2000 and 2001. The Settlement, which was executed by PacifiCorp on April 11, 2007, settles claims brought by the California Parties against PacifiCorp for refunds and remedies in numerous related proceedings (together, the “FERC Proceedings”), as well as certain potential civil claims, arising from events and transactions in Western United States energy markets during the period January 1, 2000 through June 20, 2001 (the “Refund Period”). Under the Settlement, PacifiCorp made cash payments to escrows controlled by the California Parties in the amount of $16 million in April 2007, and upon FERC approval of the agreement in June 2007, PacifiCorp allowed the PX to release an additional $12 million to such escrows, which represented PacifiCorp’s estimated unpaid receivable from the transactions in the PX and ISO markets during the Refund Period, plus interest. The monies held in escrow are for distribution to buyers from the ISO and PX markets that purchased power during the Refund Period. The agreement provides for the release of claims by the California Parties (as well as additional parties that join in the Settlement) against PacifiCorp for refunds, disgorgement of profits, or other monetary or non-monetary remedies in the FERC Proceedings, and provides a mutual release of claims for civil damages and equitable relief.

(7)	Recent Debt Transactions

On October 23, 2007, PacifiCorp entered into a new unsecured revolving credit facility with total bank commitments of $700 million. The facility will support PacifiCorp’s commercial paper program and terminates on October 23, 2012. Terms and conditions, including borrowing rates, are substantially similar to PacifiCorp’s existing revolving credit facility.

On October 3, 2007, PacifiCorp issued $600 million of 6.25% First Mortgage Bonds due October 15, 2037. The proceeds will be used by PacifiCorp to repay its short-term debt and for general corporate purposes.

On August 28, 2007, MEHC issued $1.0 billion of 6.50% Senior Bonds due September 15, 2037. The proceeds will be used by MEHC to repay at maturity its 3.50% senior notes due in May 2008 in an aggregate principal amount of $450 million and its 7.52% senior notes due in September 2008 in an aggregate principal amount of $550 million. Pending repayment of this indebtedness, the proceeds are being used to repay short-term indebtedness, with the balance invested in short-term securities or used for general corporate purposes.

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds are being used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, to repay short-term indebtedness and for general corporate purposes.

On May 11, 2007, MEHC issued $550 million of 5.95% Senior Bonds due May 15, 2037. The proceeds were used by MEHC to repay at maturity its 4.625% senior notes due in October 2007 in an aggregate principal amount of $200 million and its 7.63% senior notes due in October 2007 in an aggregate principal amount of $350 million.

On March 14, 2007, PacifiCorp issued $600 million of 5.75% First Mortgage Bonds due April 1, 2037. The proceeds were used by PacifiCorp to repay its short-term debt and for general corporate purposes.

On February 12, 2007, Northern Natural Gas issued $150 million of 5.8% Senior Bonds due February 15, 2037. The proceeds were used by Northern Natural Gas to fund capital expenditures and for general corporate purposes.

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of September 30, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Commodity	$355	$(671)	$(316)	$320	$(4)
Foreign currency	5	(177)	(172)	(4)	177
Total	$360	$(848)	$(488)	$316	$173

Current	$172	$(385)	$(213)
Non-current	188	(463)	(275)
Total	$360	$(848)	$(488)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Commodity	$467	$(740)	$(273)	$247	$6
Interest rate	13	-	13	-	(13)
Foreign currency	4	(149)	(145)	(3)	149
Total	$484	$(889)	$(405)	$244	$142

Current	$236	$(271)	$(35)
Non-current	248	(618)	(370)
Total	$484	$(889)	$(405)

(1)	Before income taxes.

(9)	Income Taxes

In July 2007, the Company recognized $61 million of deferred income tax benefits upon the enactment of the reduction in the United Kingdom corporate income tax rate from 30% to 28% to be effective April 1, 2008.

(10)	Other Income

Other income consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Gain on Mirant bankruptcy claim	$3	$-	$3	$89
Gains on sales of non-strategic assets and investments	-	1	1	46
Allowance for equity funds used during construction	21	16	61	39
Other	7	9	21	27
Total other income	$31	$26	$86	$201

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

(11)	Related Party Transactions

As of September 30, 2007 and December 31, 2006, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly owned subsidiary trusts of MEHC of $888 million and $1.06 billion, respectively. Interest expense on these securities totaled $26 million and $32 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $84 million and $103 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Accrued interest totaled $19 million and $21 million as of September 30, 2007 and December 31, 2006, respectively.

For the nine-month periods ended September 30, 2007 and 2006, the Company made cash payments for income taxes to Berkshire Hathaway totaling $134 million and $11 million, respectively.

(12)	Commitments and Contingencies

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters that have the potential to impact the Company’s current and future operations. The Company believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company’s operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expense is believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of September 30, 2007 and December 31, 2006 was $32 million and $50 million, respectively, and is included in other liabilities and other long-term accrued liabilities on the accompanying Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 48 plants with an aggregate facility net owned capacity of 1,158 MW. The FERC regulates 98% of the net capacity of this portfolio through 18 individual licenses. Several of PacifiCorp’s hydroelectric projects are in some stage of relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters may be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $86 million and $79 million in costs as of September 30, 2007 and December 31, 2006, respectively, for ongoing hydroelectric relicensing, which are included in construction in progress and reflected in property, plant and equipment, net in the accompanying Consolidated Balance Sheets.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW nameplate-rated Klamath hydroelectric project in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue to operate under annual licenses until the new operating license is issued. In January 2007, as part of the relicensing process, the United States Departments of Interior and Commerce filed modified terms and conditions consistent with the March 2006 filings, which proposed that PacifiCorp construct upstream and downstream fish passage facilities at the Klamath hydroelectric project’s four mainstem dams. PacifiCorp is prepared to meet and implement the federal agencies’ terms and conditions as part of the project’s relicensing. However, PacifiCorp expects to continue in settlement discussions with various parties in the Klamath Basin area who have intervened with the FERC licensing proceeding to try to achieve a mutually acceptable outcome for the project.

Also, as part of the relicensing process, the FERC is required to perform an environmental review. The FERC did not issue its final environmental impact statement in summer 2007 as scheduled, and it has provided no new issuance date. Other federal agencies are also working to complete their endangered species analyses by December 1, 2007. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has applications pending before each state.

In the relicensing of the Klamath hydroelectric project, PacifiCorp had incurred $46 million and $42 million in costs as of September 30, 2007 and December 31, 2006, respectively, which are included in construction in progress and reflected in property, plant and equipment, net in the accompanying Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

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

PacifiCorp

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp’s Jim Bridger plant in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger plant’s Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards of opacity, which is a measurement of light in the flue of a generating facility. The complaint alleges thousands of violations of asserted six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per day per violation, and the plaintiffs’ costs of litigation. The court granted a motion to bifurcate the trial into separate liability and remedy phases. A five-day trial on the liability phase is scheduled to begin on April 21, 2008. The remedy-phase trial has not yet been set. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

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

On January 3, 2006, the court entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of CE Casecnan was deposited into escrow, plus interest at 9% per annum. On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of CE Casecnan, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. Pursuant to the appellate court decision, on May 7, 2007, CE Casecnan released $22 million of dividends and $4 million of accrued interest from the dividend set aside account representing the 10% share to LPG while the remaining 5% share is still held in escrow. The parties have submitted briefs on the final calculation of the internal rate of return and whether LPG is entitled to buy-up its interest to 15% and, if so, the buy-up price. The parties have agreed to stipulate that the final calculation of the internal rate of return is 24.06%. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2002. Additional hearings were held on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and a written decision is expected soon. LPG waived its request for a jury trial for the breach of fiduciary duty claim and the parties have entered into a stipulation which provides for a trial of such claim by the court based on the existing record of the case. The trial date has been set for March 12, 2008. The Company intends to vigorously defend and pursue the remaining claims.

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

(13)	Employee Benefit Plans

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

The components of the combined net periodic benefit cost for the Company’s domestic pension and other postretirement benefit plans were as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Pension
Service cost	$15	$18	$41	$39
Interest cost	28	28	84	68
Expected return on plan assets	(29)	(28)	(84)	(67)
Net amortization	5	9	22	19
Net periodic benefit cost	$19	$27	$63	$59

Other Postretirement
Service cost	$2	$4	$10	$10
Interest cost	11	12	36	28
Expected return on plan assets	(9)	(9)	(31)	(21)
Net amortization	6	7	17	14
Net periodic benefit cost	$10	$14	$32	$31

Employer contributions to the pension and other postretirement plans are expected to be $94 million and $46 million, respectively, in 2007. As of September 30, 2007, $90 million and $33 million of contributions had been made to the pension and other postretirement plans, respectively.

CE Electric UK

The components of the net periodic benefit cost for the Company’s UK pension plan were as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$6	$5	$18	$14
Interest cost	24	20	70	58
Expected return on plan assets	(30)	(26)	(88)	(75)
Net amortization	8	9	24	25
Net periodic benefit cost	$8	$8	$24	$22

Employer contributions to the UK pension plan are expected to be £35 million for 2007. As of September 30, 2007, £27 million, or $53 million, of contributions had been made to the UK pension plan.

(14)	Comprehensive Income and Components of Accumulated Other Comprehensive Income (Loss), Net

The components of comprehensive income are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$384	$272	$938	$674
Other comprehensive income:
Unrecognized amounts on retirement benefits, net of tax of $8(1); $-; $12(1); and $-	(7)	-	(1)	-
Minimum pension liability adjustment, net of tax of $-; $(2); $-; and $(8)	-	(3)	-	(18)
Foreign currency translation adjustment	52	28	117	164
Fair value adjustment on cash flow hedges, net of tax of $(12); $19; $12; and $41	(20)	29	18	65
Unrealized gains on marketable securities, net of tax of $-; $2; $1; and $1	1	3	2	2
Total other comprehensive income	26	57	136	213

Comprehensive income	$410	$329	$1,074	$887

(1)	These amounts include a benefit of approximately $7 million due to adjustments recognized in July 2007 as a result of the United Kingdom corporate income tax rate decreasing from 30% to 28%.

Accumulated other comprehensive income (loss), net is included in the accompanying Consolidated Balance Sheets in the common shareholders’ equity section, and consists of the following components, net of tax, as follows (in millions):

	As of
	September 30,	December 31,
	2007	2006

Unrecognized amounts on retirement benefits, net of tax of $(148) and $(160)	$(368)	$(367)
Foreign currency translation adjustment	443	326
Fair value adjustment on cash flow hedges, net of tax of $33 and $21	47	29
Unrealized gains on marketable securities, net of tax of $4 and $3	7	5
Total accumulated other comprehensive income (loss), net	$129	$(7)

(15)	Segment Information

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Operating revenue:
PacifiCorp	$1,137	$1,036	$3,190	$1,972
MidAmerican Funding	985	767	3,193	2,570
Northern Natural Gas	118	125	460	442
Kern River	105	64	302	230
CE Electric UK	273	243	775	669
CalEnergy Generation-Foreign	39	82	169	241
CalEnergy Generation-Domestic	9	9	25	25
HomeServices	410	462	1,215	1,335
Corporate/other(1)	(9)	(8)	(35)	(32)
Total operating revenue	$3,067	$2,780	$9,294	$7,452

Depreciation and amortization:
PacifiCorp	$124	$118	$367	$247
MidAmerican Funding	70	59	215	220
Northern Natural Gas	14	15	43	43
Kern River(2)	20	(9)	59	38
CE Electric UK	46	36	132	100
CalEnergy Generation-Foreign	9	18	44	63
CalEnergy Generation-Domestic	2	2	6	6
HomeServices	6	10	16	26
Corporate/other(1)	(4)	(4)	(11)	(6)
Total depreciation and amortization	$287	$245	$871	$737

Operating income:
PacifiCorp	$269	$201	$699	$354
MidAmerican Funding	171	130	429	343
Northern Natural Gas	32	26	203	170
Kern River	71	59	209	151
CE Electric UK	118	137	390	368
CalEnergy Generation-Foreign	24	57	100	158
CalEnergy Generation-Domestic	4	6	12	12
HomeServices	19	19	46	54
Corporate/other(1)	(12)	(19)	(56)	(60)
Total operating income	696	616	2,032	1,550
Interest expense	(336)	(309)	(976)	(839)
Capitalized interest	13	11	43	26
Interest and dividend income	33	19	75	53
Other income	31	26	86	201
Other expense	(2)	(2)	(6)	(11)
Total income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	$435	$361	$1,254	$980

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest expense:
PacifiCorp	$76	$73	$230	$150
MidAmerican Funding	48	37	131	114
Northern Natural Gas	15	13	43	38
Kern River	19	20	56	56
CE Electric UK	61	56	178	159
CalEnergy Generation-Foreign	3	5	11	16
CalEnergy Generation-Domestic	4	4	13	13
HomeServices	-	-	1	1
Corporate/other (1)	110	101	313	292
Total interest expense	$336	$309	$976	$839

	As of
	September 30,	December 31,
	2007	2006
Total assets:
PacifiCorp	$15,802	$14,970
MidAmerican Funding	9,105	8,651
Northern Natural Gas	2,416	2,277
Kern River	1,996	2,057
CE Electric UK	7,094	6,561
CalEnergy Generation-Foreign	477	559
CalEnergy Generation-Domestic	566	545
HomeServices	776	795
Corporate/other (1)	1,354	32
Total assets	$39,586	$36,447

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

(2)
The negative depreciation and amortization at Kern River for the three-month period ended September 30, 2006, is due to a $28 million adjustment to Kern River’s depreciation made after receiving an order on its rate case from the FERC.

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2006, and the changes for the nine-month period ended September 30, 2007 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2006	$1,118	$2,108	$301	$34	$1,328	$71	$385	$5,345
Acquisitions (1)	22	-	-	-	-	-	9	31
Adoption of FIN 48	(10)	(4)	-	-	(1)	-	-	(15)
Foreign currency translation	-	-	-	-	47	-	-	47
Other (2)	(2)	6	(19)	-	(3)	-	(3)	(21)
Goodwill at September 30, 2007	$1,128	$2,110	$282	$34	$1,371	$71	$391	$5,387

(1)	The $22 million adjustment to PacifiCorp’s goodwill was due to the completion of the purchase price allocation in the first quarter of 2007.

(2)	Other goodwill adjustments relate primarily to income tax adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Consolidated Financial Statements and the notes thereto included elsewhere in Item 1. The Company’s actual results in the future could differ significantly from the historical results.

The Company’s operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (the subsidiaries owning a majority interest in the Casecnan project), CalEnergy Generation-Domestic (the subsidiaries owning interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two natural gas interstate pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

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

Results of Operations

Overview

Net income for the first nine months of 2007 was $938 million, an increase of $264 million, or 39%, from the comparable period in 2006. PacifiCorp, which was acquired on March 21, 2006, contributed an additional $204 million of net income in 2007 compared to 2006. Also contributing to the increase in net income were favorable operating results at the Company’s other domestic energy businesses, largely as a result of improved margins from favorable market conditions and additional generation assets being placed in service, a $61 million deferred income tax benefit recognized as a result of the reduction in the United Kingdom corporate income tax rate from 30% to 28% and the favorable impact from the foreign exchange rate. Net income decreased due to lower earnings at the Company’s foreign energy businesses including the planned turnover to the Philippine government of the Upper Mahiao project in June 2006 and the Malitbog and Mahanagdong projects in July 2007 and $73 million of after tax gains on sales of securities in 2006.

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

A comparison of operating revenue and operating income for the Company’s reportable segments follows (in millions):

	Third Quarter				First Nine Months
	2007	2006	Change		2007	2006	Change
Operating revenue:
PacifiCorp	$1,137	$1,036	$101	10%	$3,190	$1,972	$1,218	62%
MidAmerican Funding	985	767	218	28	3,193	2,570	623	24
Northern Natural Gas	118	125	(7)	(6)	460	442	18	4
Kern River	105	64	41	64	302	230	72	31
CE Electric UK	273	243	30	12	775	669	106	16
CalEnergy Generation-Foreign	39	82	(43)	(52)	169	241	(72)	(30)
CalEnergy Generation-Domestic	9	9	-	-	25	25	-	-
HomeServices	410	462	(52)	(11)	1,215	1,335	(120)	(9)
Corporate/other	(9)	(8)	(1)	(13)	(35)	(32)	(3)	(9)
Total operating revenue	$3,067	$2,780	$287	10	$9,294	$7,452	$1,842	25

Operating income:
PacifiCorp	$269	$201	$68	34%	$699	$354	$345	97%
MidAmerican Funding	171	130	41	32	429	343	86	25
Northern Natural Gas	32	26	6	23	203	170	33	19
Kern River	71	59	12	20	209	151	58	38
CE Electric UK	118	137	(19)	(14)	390	368	22	6
CalEnergy Generation-Foreign	24	57	(33)	(58)	100	158	(58)	(37)
CalEnergy Generation-Domestic	4	6	(2)	(33)	12	12	-	-
HomeServices	19	19	-	-	46	54	(8)	(15)
Corporate/other	(12)	(19)	7	37	(56)	(60)	4	7
Total operating income	$696	$616	$80	13	$2,032	$1,550	$482	31

PacifiCorp

MEHC acquired PacifiCorp on March 21, 2006. Operating revenue for the first nine months of 2007 consisted of $2.46 billion of retail revenue and $735 million of wholesale revenue.

Operating revenue increased $101 million, or 10%, for the third quarter of 2007 due to a $100 million increase in retail revenue earned on higher prices approved by regulators and higher average customer usage and growth and a $15 million increase in wholesale revenue resulting from higher average wholesale prices.

Operating income increased $68 million, or 34%, for the third quarter of 2007 due primarily to the aforementioned higher retail and wholesale revenues and a $29 million increase in net unrealized gains on energy sales and purchase contracts accounted for as derivatives, partially offset by higher fuel and purchased power costs totaling $81 million. Fuel costs increased as a result of higher volumes due to increased generation at existing plants, the addition of the Lake Side plant in September 2007 and higher average unit fuel costs.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2007	2006	Change		2007	2006	Change
Operating revenue:
Regulated electric	$537	$494	$43	9%	$1,484	$1,370	$114	8%
Regulated natural gas	146	153	(7)	(5)	854	778	76	10
Nonregulated	302	120	182	152	855	422	433	103
Total operating revenue	$985	$767	$218	28	$3,193	$2,570	$623	24

Operating income:
Regulated electric	$157	$126	$31	25%	$346	$308	$38	12%
Regulated natural gas	(7)	(6)	(1)	(17)	35	24	11	46
Nonregulated	21	10	11	110	48	11	37	336
Total operating income	$171	$130	$41	32	$429	$343	$86	25

Regulated electric revenue increased $43 million for the third quarter of 2007 and $114 million for the first nine months due to increases in wholesale revenue of $28 million and $75 million, respectively, and retail revenue of $15 million and $39 million, respectively. Wholesale revenue increased due to higher sales volumes. Retail revenue increased due to warmer temperatures in 2007 and an increase in the average number of retail customers. Regulated natural gas revenue increased $76 million for the first nine months of 2007 due to higher sales volumes resulting from colder temperatures and a higher average per-unit cost of gas sold. Nonregulated revenue increased $182 million for the third quarter of 2007 and $433 million for the first nine months due to increases in electric retail sales volumes and prices driven by improved market opportunities, partially offset by decreases in gas sales volumes and prices.

Regulated electric operating income increased $31 million for the third quarter of 2007 and $38 million for the first nine months, as a result of higher gross margins totaling $58 million and $74 million, respectively, due to higher volumes, which includes warmer temperatures in 2007, and lower average unit fuel costs, partially offset by higher operating expenses of $16 million and $41 million, respectively, due primarily to maintenance costs incurred for restoration of facilities damaged by storms and new generation assets placed in service during 2007. Depreciation and amortization expense increased $11 million for the third quarter of 2007 due mainly to new generation assets placed in service during 2007 and decreased $5 million for the first nine months due to a $16 million decrease in regulatory expense related to a revenue sharing arrangement in Iowa as a result of lower Iowa electric equity returns, partially offset by higher depreciation as a result of new generation assets placed in service during 2007. Regulated natural gas operating income increased $11 million for the first nine months of 2007 due to higher gross margins driven by higher sales volumes. Nonregulated operating income increased $11 million for the third quarter of 2007 and $37 million for the first nine months as a result of higher electric retail sales volumes and prices.

Northern Natural Gas

Operating revenue increased $18 million, or 4%, for the first nine months of 2007 due to higher transportation and storage revenues of $35 million due to higher rates and volumes resulting from favorable market conditions, partially offset by lower sales of gas and condensate liquids, which are both utilized in the operation and balancing of the pipeline system, of $18 million due primarily to lower sales volumes.

Operating income increased $33 million, or 19%, for the first nine months of 2007 due primarily to the aforementioned increase in transportation and storage revenues, partially offset by $4 million of higher operating expenses as a result of an asset impairment charge in 2007.

Kern River

Operating revenue increased $41 million, or 64%, for the third quarter of 2007 and $72 million, or 31%, for the first nine months. Kern River earned higher market oriented revenues of $11 million for the third quarter of 2007 and $48 million for the first nine months as a result of more favorable market conditions in 2007. Additionally, Kern River received a Federal Energy Regulatory Commission order in 2006 that resulted in a $34 million reduction to operating revenue for rate case estimated refunds.

Operating income increased $12 million, or 20%, for the third quarter of 2007 and $58 million, or 38%, for the first nine months due primarily to the aforementioned increase in market oriented revenues. The $34 million decrease in revenues related to the FERC order received in 2006 was largely offset by a related $28 million adjustment that also lowered depreciation and amortization expense. Also contributing to the increase in operating income for the first nine months of 2007 were $8 million of lower depreciation and amortization expense due mainly to changes in the expected depreciation rates in connection with the current rate proceeding and lower sales and use tax expense due to a $6 million refund received in the first quarter of 2007.

CE Electric UK

Operating revenue increased $30 million, or 12%, for the third quarter of 2007 due primarily to a $19 million favorable impact from the exchange rate, higher distribution revenue of $6 million at Northern Electric and Yorkshire Electricity, due primarily to tariff increases, and higher contracting revenue of $6 million. Operating revenue increased $106 million, or 16%, for the first nine months of 2007 due primarily to a $62 million favorable impact from the exchange rate, higher revenues of $31 million at CE Gas, primarily from higher gas production, and higher distribution revenue of $8 million at Northern Electric and Yorkshire Electricity due primarily to tariff increases.

Operating income decreased $19 million, or 14%, for the third quarter of 2007 due primarily to higher costs and expenses totaling $34 million, partially offset by the favorable impact from the exchange rate of $11 million and higher distribution margins of $9 million at Northern Electric and Yorkshire Electricity. Costs and expenses were higher for the third quarter of 2007 due primarily to higher distribution costs of $12 million due mainly to higher maintenance costs, higher depreciation and amortization expense of $8 million and the write-off of an unsuccessful exploration well at CE Gas totaling $9 million. Operating income increased $22 million, or 6%, for the first nine months of 2007 due primarily to the favorable impact from the exchange rate of $33 million, higher revenues at CE Gas, primarily from higher gas production margins of $25 million, and higher distribution margins of $16 million at Northern Electric and Yorkshire Electricity, partially offset by higher costs and expenses totaling $47 million. Costs and expenses were higher in 2007 due to higher depreciation and amortization of $23 million primarily associated with distribution assets, higher distribution costs of $23 million due mainly to higher maintenance and restoration costs and the write-off of an unsuccessful exploration well at CE Gas, partially offset by a $17 million realized gain on the sale of certain CE Gas assets in the first quarter of 2007.

CalEnergy Generation-Foreign

Operating revenue decreased $43 million, or 52%, for the third quarter of 2007 and $72 million, or 30%, for the first nine months as the Malitbog and Mahanagdong projects were transferred on July 25, 2007, and the Upper Mahiao project was transferred on June 25, 2006, to the Philippine government. These transfers reduced operating revenue by $30 million for the third quarter and $51 million for the first nine months. Additionally, operating revenue at the Casecnan project was lower by $13 million for the third quarter of 2007 and $21 million for the first nine months as a result of lower water flows and related energy production.

Operating income decreased $33 million, or 58%, for the third quarter of 2007 and $58 million, or 37%, for the first nine months due primarily to the aforementioned lower operating revenue and $9 million of costs incurred in the second quarter of 2007 in preparation for the July 2007 transfer of the Malitbog and Mahanagdong projects to the Philippine government, partially offset by lower depreciation and amortization expense of $9 million for the third quarter of 2007 and $20 million for the first nine months of 2007 as a result of the aforementioned transfers of the Upper Mahiao, Malitbog and Mahanagdong projects.

HomeServices

Operating revenue decreased $52 million, or 11%, for the third quarter of 2007 and $120 million, or 9%, for the first nine months due primarily to fewer brokerage transactions as a result of the general slowdown in the U.S. housing market.

Operating income decreased $8 million, or 15%, for the first nine months of 2007 due mainly to the aforementioned decrease in brokerage transactions, mostly offset by lower commissions, operating expenses and depreciation and amortization expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2007	2006	Change		2007	2006	Change

Subsidiary debt	$226	$208	$18	9%	$663	$547	$116	21%
MEHC senior debt and other	76	62	14	23	208	168	40	24
MEHC subordinated debt-Berkshire Hathaway Inc.	26	32	(6)	(19)	84	103	(19)	(18)
MEHC subordinated debt-other	8	7	1	14	21	21	-	-
Total interest expense	$336	$309	$27	9	$976	$839	$137	16

Interest expense increased $27 million for the third quarter of 2007 and $137 million for the first nine months due primarily to debt issuances at domestic energy businesses and at MEHC, as well as the higher exchange rate, partially offset by debt retirements and scheduled principal repayments. Also contributing to the increase for the first nine months of 2007 is higher interest expense of $80 million resulting from the acquisition of PacifiCorp.

Other Income, Net

Other income, net is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2007	2006	Change		2007	2006	Change

Capitalized interest	$13	$11	$2	18%	$43	$26	$17	65%
Interest and dividend income	33	19	14	74	75	53	22	42
Other income	31	26	5	19	86	201	(115)	(57)
Other expense	(2)	(2)	-	-	(6)	(11)	5	45
Total other income, net	$75	$54	$21	39	$198	$269	$(71)	(26)

Capitalized interest increased $17 million for the first nine months of 2007 due primarily to increased levels of capital project expenditures as well as $12 million resulting from the acquisition of PacifiCorp.

Interest and dividend income increased $14 million for the third quarter of 2007 and $22 million for the first nine months due primarily to more favorable cash positions at MEHC and certain subsidiaries primarily as a result of 2007 debt issuances. The increase for the first nine months of 2007 is also due to higher interest and dividend income of $6 million resulting from the acquisition of PacifiCorp.

Other income decreased $115 million for the first nine months of 2007. Other income for 2006 included Kern River’s $89 million of gains from the sale of Mirant stock, $32 million of gains at MidAmerican Funding from the disposition of common shares held in an electronic energy and metals trading exchange and MidAmerican Funding’s gain of $8 million from the sale of a non-strategic investment. The equity allowance for funds used during construction (“AFUDC”) increased $22 million due to increased levels of capital project expenditures as well as $15 million resulting from the acquisition of PacifiCorp.

Income Tax Expense

Income tax expense decreased $40 million to $68 million for the third quarter of 2007 and increased $7 million to $328 million for the first nine months. The effective tax rates were 16% and 30% for the third quarter of 2007 and 2006, respectively, and 26% and 33% for the first nine months of 2007 and 2006, respectively. The decrease in income tax expense for the third quarter of 2007 was primarily due to the recognition of $61 million of deferred income tax benefits upon the enactment in July 2007 of a reduction in the United Kingdom corporate income tax rate from 30% to 28%, partially offset by higher pretax earnings. The increase in income tax expense for the first nine months of 2007 was primarily due to higher pretax earnings, partially offset by the impact of the United Kingdom corporate income tax rate change. The decreases in the effective tax rates for the third quarter and for the first nine months of 2007 are due mainly to the impact of the United Kingdom corporate income tax rate change, additional production tax credits associated with wind generation facilities, higher non-taxable equity AFUDC and the effects of rate-making.

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

The Company’s cash and cash equivalents and short-term investments combined were $2.02 billion as of September 30, 2007, compared to $358 million as of December 31, 2006. In addition, the Company recorded separately, in other current assets and in deferred charges, investments and other assets, restricted cash and investments as of September 30, 2007 and December 31, 2006 of $502 million and $531 million, respectively. The restricted cash balance is mainly composed of amounts deposited in restricted accounts relating to (i) the Company’s nuclear decommissioning and mine reclamation obligations, (ii) the Company’s debt service reserve requirements relating to certain projects, (iii) customer deposits held in escrow, (iv) custody deposits, and (v) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

Cash Flows from Operating Activities

The Company generated cash flows from operations of $1.90 billion for the first nine months of 2007, compared with $1.64 billion from the comparable period in 2006. The increase was mainly due to the acquisition of PacifiCorp on March 21, 2006, which contributed $301 million to the increase in operating cash flows, partially offset by lower cash flows from operations as a result of the transfer of the Malitbog and Mahanagdong projects to the Philippine government in 2007 and higher cash payments for income taxes in 2007 as compared to 2006.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first nine months of 2007 and 2006 were $2.45 billion and $6.66 billion, respectively. In 2006, MEHC acquired PacifiCorp for $4.93 billion, net of cash acquired. Capital expenditures, construction and other development costs increased $787 million and net purchases and sales of available-for-sale securities resulted in higher cash outflows for the first nine months of 2007 of $138 million due primarily to Kern River’s receipt of $89 million in proceeds from the sale of Mirant stock in 2006 and MidAmerican Funding’s receipt of $28 million in proceeds from the sale of common shares held in an electronic energy and metals trading exchange in 2006.

Capital Expenditures, Construction and Other Development Costs

The following table summarizes the capital expenditures, construction and other development costs by reportable segment (in millions):

	First Nine Months
	2007	2006
Capital expenditures:
PacifiCorp	$1,136	$844
MidAmerican Funding	879	514
Northern Natural Gas	180	78
CE Electric UK	295	285
Other reportable segments and corporate/other	32	14
Total capital expenditures	$2,522	$1,735

Forecasted capital expenditures, construction and other development costs for fiscal 2007, which exclude the non-cash equity AFUDC, are approximately $3.7 billion and consist of $1.9 billion for operating projects consisting mainly of distribution network expenditures and the funding of growing demand requirements, $1.5 billion for generation development projects and $0.3 billion for emission control equipment. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Also, estimates may change significantly at any time as a result of, among other factors, changes in related regulations, prices of products used to meet the requirements, competition in the industry for similar technology and management’s strategies for achieving compliance with the regulations. The Company expects to meet these capital expenditures with cash flows from operations and the issuance of debt. Capital expenditures relating to operating projects, consisting mainly of distribution network expenditures and the funding of growing load requirements, were $1.22 billion and $1.14 billion for the first nine months of 2007 and 2006, respectively. Construction and other development costs were $1.30 billion and $595 million for the first nine months of 2007 and 2006, respectively. These costs consist mainly of expenditures for large scale generation projects at PacifiCorp and MidAmerican Energy as described below.

PacifiCorp and MidAmerican Energy anticipate a continuing increase in demand for electricity from their regulated customers. To meet existing and anticipated demand and ensure adequate electric generation in their service territory, PacifiCorp and MidAmerican Energy have been and are each continuing to construct major generation projects.

PacifiCorp

The Lake Side plant, a 534-megawatt (“MW”) combined cycle plant in Utah, was placed into service in September 2007. The cost of the Lake Side plant is expected to total approximately $347 million, including non-cash equity AFUDC, of which $339 million, including $17 million of non-cash equity AFUDC, has been incurred through September 30, 2007. The Lake Side plant is 100% owned and operated by PacifiCorp.

The capital expenditures estimate for generation development projects for the year ending December 31, 2007, includes the 140-MW Marengo I wind plant that was placed into service in August 2007. The estimate also includes construction costs for the development of additional wind generation projects that are expected to increase PacifiCorp’s renewable generation portfolio by 362 MW. These wind generation projects are expected to be placed into service through December 31, 2008. PacifiCorp continues to pursue additional cost-effective wind-powered generation.

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

MidAmerican Funding

MidAmerican Energy has constructed Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”), formerly Council Bluffs Energy Center Unit No. 4, a 790-MW (accredited capacity) supercritical, coal-fired generating plant, which began commercial operation on June 1, 2007. MidAmerican Energy operates the plant and holds an undivided ownership interest of 59.66%, or approximately 471 MW, as a tenant in common with the other owners of the plant. Prior to construction, MidAmerican Energy obtained approval from the Iowa Utilities Board (“IUB”) to include the Iowa portion of the actual cost of WSEC Unit 4 in its Iowa rate base as long as the actual cost did not exceed the agreed cap that MidAmerican Energy deemed reasonable. As of September 30, 2007, MidAmerican Energy had invested $835 million in the plant, including $63 million of non-cash equity AFUDC. It is presently expected that the actual final cost of WSEC Unit 4 will be within the agreed cap. If the cap is ultimately exceeded, MidAmerican Energy has the right to demonstrate the prudence of the expenditures above the cap, subject to regulatory review. In conjunction with WSEC Unit 4 being placed in service, $710 million was transferred from construction in progress to utility generation and distribution system.

On April 18, 2006, the IUB approved a settlement agreement regarding ratemaking principles for additional wind-powered generation capacity to be installed in Iowa in 2006 and 2007. On July 27, 2007, the IUB approved a settlement agreement in conjunction with MidAmerican Energy’s ratemaking principles application for up to 540 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa to be placed in service on or before December 31, 2013. With the exception of 123 MW (nameplate ratings) of capacity MidAmerican Energy has under construction, all new wind-powered generation capacity up to the 540 MW will be subject to the 2007 settlement agreement. Including the 123 MW previously mentioned, MidAmerican Energy has 213 MW (nameplate ratings) of wind-powered generation under construction that is expected to be in service by December 31, 2007. Another 75 MW (nameplate ratings) of wind-powered generation is under construction and expected to be in service in mid-2008. Generally speaking, accredited capacity ratings for wind-powered generation facilities are considerably less than the nameplate ratings due to the varying nature of wind. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 for a more in-depth discussion of the settlement agreement.

Cash Flows from Financing Activities

Cash flows generated from financing activities for the first nine months of 2007 were $2.18 billion. Sources of cash totaled $2.97 billion and consisted mainly of proceeds from the issuance of MEHC senior debt totaling $1.54 billion and subsidiary and project debt totaling $1.4 billion. Uses of cash totaled $790 million and consisted mainly of $250 million for repayments of subsidiary and project debt, $194 million of net repayments of subsidiary short-term debt, $167 million of repayments of MEHC subordinated debt and $152 million of net repayments of the MEHC revolving credit facility.

Cash flows generated from financing activities for the first nine months of 2006 were $5.09 billion. Sources of cash totaled $7.33 billion and consisted primarily of $5.12 billion of proceeds from the issuance of common stock, $1.7 billion of proceeds from the issuance of MEHC senior debt, $365 million of proceeds from the issuance of subsidiary and project debt and $93 million of net proceeds from the MEHC revolving credit facility. Uses of cash totaled $2.25 billion and consisted primarily of $1.75 billion for purchases of common stock, $257 million of repayments of subsidiary and project debt, $167 million of repayments of MEHC subordinated debt and $51 million of net repayments of the MEHC revolving credit facility.

Credit Ratings

As of September 30, 2007, MEHC’s senior unsecured debt credit ratings were as follows: Moody’s Investor Service, “Baa1/stable”; Standard and Poor’s, “BBB+/stable”; and Fitch Ratings, “BBB+/stable.”

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

In conjunction with their risk management activities, PacifiCorp and MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern PacifiCorp’s and MidAmerican Energy’s energy supply and marketing activities either specifically require each company to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s or MidAmerican Energy’s creditworthiness. If one or more of PacifiCorp’s or MidAmerican Energy’s credit ratings decline below investment grade, PacifiCorp or MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of September 30, 2007, PacifiCorp’s and MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however if the ratings fell below investment grade, PacifiCorp’s and MidAmerican Energy’s estimated potential collateral requirements would total approximately $282 million and $173 million, respectively. PacifiCorp’s and MidAmerican Energy’s potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key generating facilities or other related factors.

Yorkshire Power Group Limited (“YPGL”), a subsidiary of CE Electric UK, has certain currency rate swap agreements for its Yankee bonds with three large multi-national financial institutions. The swap agreements effectively convert the U.S. dollar fixed interest rate to a fixed rate in sterling for $281 million of 6.496% Yankee bonds outstanding as of September 30, 2007. The agreements extend until February 25, 2008 and convert the U.S. dollar interest rate to a fixed sterling rate ranging from 7.3175% to 7.3450%. The estimated fair value of these swap agreements as of September 30, 2007 was a liability of $121 million based on quotes from the counterparties to these instruments and represents the estimated amount that the Company would expect to pay if these agreements were terminated. Certain of these counterparties have the option to terminate the swap agreements and demand payment of the fair value of the swaps if YPGL’s credit ratings from the three recognized credit rating agencies decline below investment grade. As of September 30, 2007, YPGL’s credit ratings from the three recognized credit rating agencies were investment grade; however, if the ratings fell below investment grade, payment requirements would have been $56 million.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2006, there were no material changes outside the normal course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the items that follow.

On October 23, 2007, PacifiCorp entered into a new unsecured revolving credit facility with total bank commitments of $700 million. The facility will support PacifiCorp’s commercial paper program and terminates on October 23, 2012. Terms and conditions, including borrowing rates, are substantially similar to PacifiCorp’s existing revolving credit facility.

On October 3, 2007, PacifiCorp issued $600 million of 6.25% First Mortgage Bonds due October 15, 2037. The proceeds will be used by PacifiCorp to repay its short-term debt and for other general corporate purposes.

On August 28, 2007, MEHC issued $1.0 billion of 6.50% Senior Bonds due September 15, 2037. The proceeds will be used by MEHC to repay at maturity its 3.50% senior notes due in May 2008 in the aggregate principal amount of $450 million and its 7.52% senior notes due in September 2008 in the aggregate principal amount of $550 million. Pending repayment of its indebtedness, the proceeds are being used to repay short-term indebtedness, with the balance invested in short-term securities or used for general corporate purposes.

On June 29, 2007, MidAmerican Energy issued $400 million of 5.65% Senior Notes due July 15, 2012, and $250 million of 5.95% Senior Notes due July 15, 2017. The proceeds are being used by MidAmerican Energy to pay construction costs of its interest in WSEC Unit 4 and its wind projects in Iowa, repay short-term indebtedness and for general corporate purposes.

On May 11, 2007, MEHC issued $550 million of 5.95% Senior Bonds due May 15, 2037. The proceeds were used by MEHC to repay at maturity its 4.625% senior notes due in October 2007 in an aggregate principal amount of $200 million and its 7.63% senior notes due in October 2007 in an aggregate principal amount of $350 million.

On March 14, 2007, PacifiCorp issued $600 million of 5.75% First Mortgage Bonds due April 1, 2037. The proceeds were used by PacifiCorp to repay its short-term debt and for general corporate purposes.

On February 12, 2007, Northern Natural Gas issued $150 million of 5.8% Senior Bonds due February 15, 2037. The proceeds were used by Northern Natural Gas to fund capital expenditures and for general corporate purposes.

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2006, refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 for additional regulatory matter updates.

Oregon

In July 2007, as part of PacifiCorp’s annual compliance filing with the Oregon Public Utility Commission (“OPUC”) to update forecasted net power costs, PacifiCorp requested an increase of approximately $30 million, or an average price increase of 3%, to take effect January 1, 2008. The annual filing, called the transition adjustment mechanism (“TAM”), will be adjusted for new contracts through October 2007 and for other changes to forecasted net power costs, such as coal and natural gas prices, through November 2007. The OPUC issued an order on October 17, 2007, which is expected to reduce the requested increase by approximately $9 million. The final net power cost increase under the TAM will be determined in November 2007, after PacifiCorp’s annual filing is updated for the changes to forecasted net power costs.

In August 2007, PacifiCorp filed a renewable cost adjustment clause that will allow for timely recovery of the costs to implement Oregon’s Renewable Portfolio Standard (“RPS”) between rate cases. The RPS requires the OPUC to approve an automatic adjustment clause for timely recovery of these costs by January 1, 2008.

In October 2007, PacifiCorp filed its first tax report under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. The filing indicates that in 2006, PacifiCorp paid $33 million more in federal, state and local taxes than was reflected in rates to its retail customers. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file an annual tax report with the OPUC. The filing will be subject to a 180-day procedural schedule with rates potentially effective June 2008.

Wyoming

In June 2007, PacifiCorp filed a general rate case with the Wyoming Public Service Commission requesting an increase of $36 million annually, or an average price increase of 8%. In addition, PacifiCorp requested approval of a new renewable resource mechanism and a marginal cost pricing tariff to better reflect the cost of adding new generation. PacifiCorp expects the new rates to become effective by May 2008.

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

Idaho

In June 2007, PacifiCorp filed a general rate case with the Idaho Public Utilities Commission for an annual increase of $18 million, or an average price increase of 10%, with a request for an effective date of January 1, 2008. A hearing on the general rate case has been scheduled for November 6, 2007.

The Bonneville Power Administration Residential Exchange Program

The Northwest Power Act, through the Residential Exchange Program, provides access to the benefits of low-cost federal hydroelectricity to the residential and small-farm customers of the region’s investor-owned utilities. The program is administered by the Bonneville Power Administration (the “BPA”) in accordance with federal law. Pursuant to agreements between the BPA and PacifiCorp, benefits from the BPA are passed through to PacifiCorp’s Oregon, Washington and Idaho residential and small-farm customers in the form of electricity bill credits. In October 2000, PacifiCorp entered into a settlement agreement with the BPA that provided Residential Exchange Program benefits to PacifiCorp’s customers from October 2001 through September 2006. In May 2001, PacifiCorp entered into a load reduction agreement with the BPA which eliminated the BPA’s obligation to deliver power to PacifiCorp from October 2001 through September 2006 in exchange for cash payments. This agreement also contained a “reduction of risk discount” provision which provided that the BPA would reduce the cash payments to PacifiCorp if by December 1, 2001, PacifiCorp and other utilities were able to negotiate and enter into settlement agreements with the publicly owned utilities and other of the BPA’s preference customers dismissing certain lawsuits. If these parties did not reach settlement by the specified date, the clause would expire and the BPA would make cash payments to PacifiCorp based on the original rate for the October 2002 through September 2006 period. Settlement was not reached and the clause expired, obligating the BPA to make the full cash payment to PacifiCorp. In May 2004, PacifiCorp, the BPA and other parties executed an additional agreement which modified both the October 2000 and May 2001 agreements that provides for a guaranteed range of benefits to customers from October 2006 through September 2011.

Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Ninth Circuit Court of Appeals (the “Ninth Circuit”) seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. In May 2007, the Ninth Circuit issued two decisions. The first decision sets aside the October 2000 Residential Exchange Program settlement agreement as being inconsistent with the BPA’s settlement authority. The second decision holds, among other things, that the BPA acted contrary to law when it allocated to its preference customers, which includes public utilities, cooperatives and federal agencies, part of the costs of the October 2000 settlement the BPA reached with its investor-owned utility customers. As a result of the ruling, in May 2007, the BPA notified the Pacific Northwest’s six utilities, including PacifiCorp, that it was immediately suspending payments. This has resulted in increases to PacifiCorp’s residential and small farm customers’ electric bills in Oregon, Washington and Idaho. Because the benefit payments from the BPA are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on the Company’s consolidated financial results. In October 2007, the Ninth Circuit issued one published decision and three unpublished decisions. The published decision remanded the May 2004 agreements modifying the October 2000 and May 2001 agreements to the BPA for further action consistent with the Ninth Circuit’s May 2007 decisions. The other three unpublished decisions dismiss cases in which the publicly owned utilities sought review of the BPA’s decision to implement the reduction of risk discount provision and make the full cash payment to PacifiCorp.

Environmental Matters

In addition to the discussion contained herein, refer to Note 12 of Notes to Consolidated Financial Statements included in Item 1 of this report and Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

Renewable Portfolio Standards

The RPS requirements described below could significantly impact the Company’s financial results. Resources that meet the qualifying electricity requirements under the RPS vary from state-to-state. Each state’s RPS requires some form of compliance reporting and the Company can be subject to penalties in the event of non-compliance.

In November 2006, Washington voters approved a ballot initiative establishing a RPS requirement for qualifying electric utilities, including PacifiCorp. The requirements are 3% of retail sales in 2012 through 2015, 9% of retail sales in 2016 through 2019 and 15% of retail sales in 2020. The WUTC has undertaken a rulemaking proceeding to implement the initiative. The Company expects to be able to recover its costs of complying with the RPS, either through rate cases or an adjustment mechanism.

In June 2007, the Oregon Renewable Energy Act (the “Act”) was adopted, providing a comprehensive renewable energy policy for Oregon. Subject to certain exemptions and cost limitations established in the Act, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, 20% in 2020 through 2024, and 25% in 2025 and subsequent years. The Act requires the OPUC to establish an automatic adjustment clause or other timely mechanism to allow an electric utility to recover prudently incurred costs of its investments in renewable energy facilities and associated transmission costs. The OPUC and the Oregon Department of Energy have undertaken rulemaking proceedings to implement the initiative. The Company expects to be able to recover its costs of complying with the RPS through the automatic adjustment mechanism.

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

In February 2007, the governors of California, Arizona, New Mexico, Oregon and Washington signed the Western Regional Climate Action Initiative (the “Western Climate Initiative”) that directed their respective states to develop a regional target for reducing greenhouse gases by August 2007. Utah joined the Western Climate Initiative in May 2007. The states in the Western Climate Initiative recently announced a target of reducing greenhouse gas emissions by 15% below 2005 levels by 2020, with Utah establishing its reduction goal by August 2008. By August 2008, they are expected to devise a market-based program, such as a load-based cap-and-trade program for the electricity sector, to reach the regional target. The Western Climate Initiative participants also have agreed to participate in a multi-state registry to track and manage greenhouse gas emissions in the region.

The Washington and Oregon governors enacted legislation in May 2007 and August 2007, respectively, establishing economy-wide goals for the reduction of greenhouse gas emissions in their respective states. Washington’s goals seek to, (i) by 2020, reduce emissions to 1990 levels; (ii) by 2035, reduce emissions to 25% below 1990 levels; and (iii) by 2050, reduce emissions to 50% below 1990 levels, or 70% below Washington’s forecasted emissions in 2050. Oregon’s goals seek to, (i) by 2010, cease the growth of Oregon greenhouse gas emissions; (ii) by 2020, reduce greenhouse gas levels to 10% below 1990 levels; and (iii) by 2050, reduce greenhouse gas levels to at least 75% below 1990 levels. Each state’s legislation also calls for state government developed policy recommendations in the future to assist in the monitoring and achievement of these goals. The impact of the enacted legislation on the Company cannot be determined at this time.

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

Refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 for disclosure of the Company’s derivative positions as of September 30, 2007 and December 31, 2006. For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s exposure to market risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Material developments to these proceedings during the nine-month period ended September 30, 2007, are included in Note 12 of Notes to Consolidated Financial Statements included in Item 1.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: November 2, 2007	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
$700,000,000 Credit Agreement dated as of October 23, 2007 among PacifiCorp, The Banks Party thereto, The Royal Bank of Scotland plc, as Syndication Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 99 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

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