Form 10-Q
period 2008-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2008-05-02
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.

001-14881	MIDAMERICAN ENERGY HOLDINGS COMPANY	94-2213782
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2008, 74,859,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2008

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$2,187	$1,178
Accounts receivable, net	1,537	1,464
Inventories	402	476
Derivative contracts	251	170
Guaranteed investment contracts	-	397
Other current assets	691	629
Total current assets	5,068	4,314

Property, plant and equipment, net	26,555	26,221
Goodwill	5,332	5,339
Regulatory assets	1,642	1,503
Derivative contracts	203	227
Deferred charges, investments and other assets	1,617	1,612

Total assets	$40,417	$39,216

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2008	2007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,005	$1,063
Accrued interest	342	341
Accrued property and other taxes	253	230
Derivative contracts	252	266
Other current liabilities	919	816
Short-term debt	22	130
Current portion of long-term debt	1,861	1,966
Current portion of MEHC subordinated debt	234	234
Total current liabilities	4,888	5,046

Other long-term accrued liabilities	1,314	1,372
Regulatory liabilities	1,627	1,629
Derivative contracts	598	499
MEHC senior debt	5,120	4,471
MEHC subordinated debt	892	891
Subsidiary and project debt	12,333	12,131
Deferred income taxes	3,708	3,595
Total liabilities	30,480	29,634

Minority interest	132	128
Preferred securities of subsidiaries	128	128

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	-	-
Additional paid-in capital	5,454	5,454
Retained earnings	4,124	3,782
Accumulated other comprehensive income, net	99	90
Total shareholders’ equity	9,677	9,326

Total liabilities and shareholders’ equity	$40,417	$39,216

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2008	2007

Operating revenue	$3,356	$3,224

Costs and expenses:
Cost of sales	1,619	1,517
Operating expense	687	682
Depreciation and amortization	278	286
Total costs and expenses	2,584	2,485

Operating income	772	739

Other income (expense):
Interest expense	(328)	(316)
Capitalized interest	11	14
Interest and dividend income	18	19
Other income	18	26
Other expense	(1)	(1)
Total other income (expense)	(282)	(258)

Income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	490	481
Income tax expense	147	160
Minority interest and preferred dividends of subsidiaries	4	13
Equity income	(3)	(5)
Net income	$342	$313

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Amounts in millions)

					Accumulated
	Outstanding		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss), Net	Total

Balance, January 1, 2007	74	$-	$5,420	$2,598	$(7)	$8,011

Adoption of FASB Interpretation No. 48	-	-	-	(5)	-	(5)
Net income	-	-	-	313	-	313
Other comprehensive income	-	-	-	-	31	31
Other equity transactions	-	-	2	-	-	2

Balance, March 31, 2007	74	$-	$5,422	$2,906	$24	$8,352

Balance, January 1, 2008	75	$-	$5,454	$3,782	$90	$9,326

Net income	-	-	-	342	-	342
Other comprehensive income	-	-	-	-	9	9

Balance, March 31, 2008	75	$-	$5,454	$4,124	$99	$9,677

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$342	$313
Adjustments to reconcile net income to cash flows from operations:
Gain on other items, net	(2)	(19)
Depreciation and amortization	278	286
Amortization of regulatory assets and liabilities	(11)	10
Provision for deferred income taxes	118	29
Other	(47)	14
Changes in other items:
Accounts receivable and other current assets	37	22
Accounts payable and other accrued liabilities	62	164
Net cash flows from operating activities	777	819

Cash flows from investing activities:
Capital expenditures	(710)	(819)
Purchases of available-for-sale securities	(61)	(381)
Proceeds from sale of available-for-sale securities	62	292
Proceeds from maturity of guaranteed investment contract	393	-
Proceeds from sale of assets	6	31
(Increase) decrease in restricted cash	(8)	31
Other	6	12
Net cash flows from investing activities	(312)	(834)

Cash flows from financing activities:
Proceeds from MEHC senior debt	649	-
Proceeds from subsidiary and project debt	397	751
Repayments of subsidiary and project debt	(399)	(38)
Net repayments of MEHC revolving credit facility	-	(7)
Net repayments of subsidiary short-term debt	(107)	(84)
Other	3	(1)
Net cash flows from financing activities	543	621
Effect of exchange rate changes	1	1

Net change in cash and cash equivalents	1,009	607
Cash and cash equivalents at beginning of period	1,178	343
Cash and cash equivalents at end of period	$2,187	$950

The accompanying notes are an integral part of these financial statements

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company (“MEHC”) is a holding company which owns subsidiaries that are principally engaged in energy businesses. MEHC and its subsidiaries are referred to as the “Company.” MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (owning a majority interest in the Casecnan project), CalEnergy Generation-Domestic (owning interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, the Company owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the U.S. Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three-month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MEHC and its subsidiaries in which it holds a controlling financial interest. The Consolidated Statements of Operations include the revenues and expenses of an acquired entity from the date of acquisition. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first three months of 2008.

(2)	New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the notes to its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on the Company’s historical Consolidated Financial Statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective January 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 10 for additional discussion.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires that an employer measure plan assets and obligations as of the end of the employer’s fiscal year, eliminating the option in SFAS No. 87 and SFAS No. 106 to measure up to three months prior to the financial statement date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is not required until fiscal years ending after December 15, 2008. As of March 31, 2008, PacifiCorp had not yet adopted the measurement date provisions of the statement. Upon adoption of the measurement date provisions, PacifiCorp will be required to record a transitional adjustment to retained earnings or to a regulatory asset depending on whether the amount is considered probable of being recovered in rates.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
	Depreciation	March 31,	December 31,
	Life	2008	2007

Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$30,872	$30,369
Interstate pipeline assets	3-67 years	5,462	5,484
		36,334	35,853
Accumulated depreciation and amortization		(12,432)	(12,280)
Regulated assets, net		23,902	23,573

Non-regulated assets:
Independent power plants	10-30 years	680	680
Other assets	3-30 years	659	650
		1,339	1,330
Accumulated depreciation and amortization		(442)	(427)
Non-regulated assets, net		897	903

Net operating assets		24,799	24,476
Construction in progress		1,756	1,745
Property, plant and equipment, net		$26,555	$26,221

Substantially all of the construction in progress as of March 31, 2008 and December 31, 2007 relates to the construction of regulated assets.

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2007.

Refund Matters

Kern River

Kern River’s 2004 general rate case hearing concluded in August 2005. On March 2, 2006, Kern River received an initial decision on the case from the administrative law judge. On October 19, 2006, the Federal Energy Regulatory Commission (“FERC”) issued an order that modified certain aspects of the administrative law judge’s initial decision, including changing the allowed return on equity from 9.34% to 11.2% and granting Kern River an income tax allowance. The order also affirmed the rejection of certain issues included in Kern River’s filed position, including the load and inflation factors. Kern River and other parties filed their requests for rehearing of the initial order on November 20, 2006. On April 17, 2008, the FERC issued an order denying rehearing on the issues raised by Kern River and other parties to the proceeding except Kern River’s request to include gas pipeline master limited partnerships in the proxy group for determining the allowed rate of return on equity. The grant of rehearing on this issue is consistent with the FERC’s April 17, 2008 adoption of a policy statement that addresses the inclusion of master limited partnerships in the proxy group used to determine a pipeline’s allowed return on equity. The FERC reopened the record for a paper hearing for additional consideration of this issue and established a procedural schedule requiring all parties to have their submissions completed by August 1, 2008. Rate refunds will be due within 30 days after a final order on Kern River’s rate case is issued. Kern River was permitted to bill the requested rate increase prior to final approval by the FERC, subject to refund, beginning effective November 1, 2004. Since that time, Kern River has recorded a liability for rates subject to refunds.

Oregon Senate Bill 408

In October 2007, PacifiCorp filed its first tax report under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file an annual tax report with the Oregon Public Utility Commission (the “OPUC”). PacifiCorp’s filing indicated that in 2006, PacifiCorp paid $33 million more in federal, state and local taxes than was collected in rates from its retail customers. PacifiCorp proposed to recover $27 million of the surcharge over a one-year period starting June 1, 2008 and to defer any excess into a balancing account for future disposition. During the review process, PacifiCorp updated its filing to address the OPUC staff recommendations, which increased the initial request by $2 million for a total of $35 million. In April 2008, the OPUC approved PacifiCorp’s revised request, with $27 million to be recovered over a one-year period beginning June 1, 2008, and the remainder to be deferred until a later period, with interest to accrue at PacifiCorp’s authorized rate of return. The OPUC’s decision is subject to a 60-day appeal period. PacifiCorp expects to file its 2007 tax report under SB 408 during the fourth quarter of 2008. PacifiCorp has not recorded any amounts related to either the 2006 tax report or the expected filing for 2007.

(5)	Recent Debt Transactions

On March 28, 2008, MEHC issued $650 million of 5.75% senior notes due April 1, 2018. The net proceeds will be used for general corporate purposes. Pending application for such use, the net proceeds will be temporarily invested in short-term securities, money market funds, bank deposits or cash equivalents.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% senior notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, repay short-term indebtedness and for general corporate purposes.

(6)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, principally natural gas and electricity, particularly through its ownership of PacifiCorp and MidAmerican Energy. Interest rate risk exists on variable rate debt, commercial paper and future debt issuances. The Company is also exposed to foreign currency risk from its business operations and investments in Great Britain. The Company employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including forward contracts, futures, options, swaps and other over-the-counter agreements. The risk management process established by each business platform is designed to identify, assess, monitor, report, manage, and mitigate each of the various types of risk involved in its business. The Company does not engage in a material amount of proprietary trading activities.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of March 31, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Commodity	$454	$(850)	$(396)	$427	$(34)

Current	$251	$(252)	$(1)
Noncurrent	203	(598)	(395)
Total	$454	$(850)	$(396)

(1)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss (1)

Commodity	$396	$(659)	$(263)	$277	$(15)
Foreign currency	1	(106)	(105)	(1)	106
Total	$397	$(765)	$(368)	$276	$91

Current	$170	$(266)	$(96)
Non-current	227	(499)	(272)
Total	$397	$(765)	$(368)

(1)	Before income taxes.

(7)	Related Party Transactions

As of March 31, 2008 and December 31, 2007, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly owned subsidiary trusts of MEHC of $821 million. Interest expense on these securities totaled $23 million and $29 million for the three-month periods ended March 31, 2008 and 2007, respectively. Accrued interest totaled $17 million as of March 31, 2008 and December 31, 2007.

For the three-month periods ended March 31, 2008 and 2007, the Company received cash payments for income taxes from Berkshire Hathaway totaling $25 million and $13 million, respectively.

(8)	Commitments and Contingencies

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters that have the potential to impact the Company’s current and future operations. The Company believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company’s operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2008 and December 31, 2007 was $39 million and $38 million, respectively, and is included in other current liabilities and other long-term accrued liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 plants with an aggregate facility net owned capacity of 1,158 megawatts (“MW”). The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses. As of March 31, 2008, several of PacifiCorp’s hydroelectric plants were in some stage of relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $91 million and $89 million in costs as of March 31, 2008 and December 31, 2007, respectively, for ongoing hydroelectric relicensing projects, which are included in construction in progress and reflected in property, plant and equipment, net in the Consolidated Balance Sheets.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW (nameplate rating) Klamath hydroelectric project in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue to operate under annual licenses until the new operating license is issued. As part of the relicensing process, the United States Departments of Interior and Commerce filed proposed licensing terms and conditions with the FERC in March 2006, which proposed that PacifiCorp construct upstream and downstream fish passage facilities at the Klamath hydroelectric project’s four mainstem dams. In April 2006, PacifiCorp filed alternatives to the federal agencies’ proposal and requested an administrative hearing to challenge some of the federal agencies’ factual assumptions supporting their proposal for the construction of the fish passage facilities. A hearing was held in August 2006 before an administrative law judge. The administrative law judge issued a ruling in September 2006 generally supporting the federal agencies’ factual assumptions. In January 2007, the United States Departments of Interior and Commerce filed modified terms and conditions consistent with March 2006 filings and rejected the alternatives proposed by PacifiCorp. PacifiCorp is prepared to meet and implement the federal agencies’ terms and conditions as part of the project’s relicensing. However, PacifiCorp expects to continue in settlement discussions with various parties in the Klamath Basin area who have intervened with the FERC licensing proceeding to try to achieve a mutually acceptable outcome for the project.

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. PacifiCorp filed comments on the draft statement by the close of the public comment period on December 1, 2006. Subsequently, in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the hydroelectric project’s impact on endangered species under a new FERC license consistent with the FERC staff’s recommended alternative and modified terms and conditions issued by the Departments of Interior and Commerce. The United States Fish and Wildlife Service asserts the hydroelectric project is currently not covered by previously issued biological opinions, and that consultation under the Endangered Species Act is required by the issuance of annual license renewals. PacifiCorp disputes these assertions and believes that consultation on annual FERC licenses is not required. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has applications pending before each state.

In the relicensing of the Klamath hydroelectric project, PacifiCorp had incurred $50 million and $48 million in costs as of March 31, 2008 and December 31, 2007, respectively, which are included in construction in progress and reflected in property, plant and equipment, net in the Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

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

PacifiCorp

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp’s Jim Bridger plant in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger plant’s Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards for opacity, which is a measurement of light that is obscured in the flue of a generating facility. The complaint alleges thousands of violations of six-minute compliance periods and seeks an injunction ordering the Jim Bridger plant’s compliance with opacity limits, civil penalties of $32,500 per day per violation and the plaintiffs’ costs of litigation. The court granted a motion to bifurcate the trial into separate liability and remedy phases. In March 2008, the court indefinitely postponed the date for the liability-phase trial. It is not known when the court will reschedule the liability-phase trial. The remedy-phase trial has not yet been scheduled. The court also has before it a number of motions on which it has not yet ruled. PacifiCorp believes it has a number of defenses to the claims. PacifiCorp intends to vigorously oppose the lawsuit but cannot predict its outcome at this time. PacifiCorp has already committed to invest at least $812 million in pollution control equipment at its generating facilities, including the Jim Bridger plant. This commitment is expected to significantly reduce system-wide emissions, including emissions at the Jim Bridger plant.

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

On February 21, 2007, the appellate court issued a decision, and as a result of the decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of CE Casecnan, with the remaining 5% ownership being transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. At a hearing on October 10, 2007, the court determined that LPG was ready, willing and able to exercise its buy-up rights in 2007. Additional hearings were held on October 23 and 24, 2007, regarding the issue of the buy-up price calculation and a written decision was issued on February 4, 2008 specifying the method for determining LPG’s buy-up price. The court has scheduled a hearing for May 9, 2008 regarding the inclusion of certain tax considerations in the calculation of the buy-up price. LPG waived its request for a jury trial for the breach of fiduciary duty claim and the parties have entered into a stipulation which provides for a trial of such claim by the court based on the existing record of the case. The trial was held on April 23, 2008. The court took the matter under advisement and requested further briefs from the parties on the burden of proof to be applied. The Company intends to vigorously defend and pursue the remaining claims.

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

(9)	Employee Benefit Plans

Domestic Operations

Combined net periodic benefit cost for the pension, including supplemental executive retirement plans, and other postretirement benefit plans included the following components for the three-month periods ended March 31 (in millions):

	Pension		Other Postretirement
	2008	2007	2008	2007

Service cost	$14	$14	$4	$4
Interest cost	26	29	12	12
Expected return on plan assets	(29)	(28)	(11)	(10)
Net amortization	2	8	4	5
Net periodic benefit cost	$13	$23	$9	$11

Employer contributions to the pension and other postretirement plans are expected to be $77 million and $41 million, respectively, in 2008. As of March 31, 2008, $36 million and $10 million of contributions had been made to the pension and other postretirement plans, respectively.

CE Electric UK

Net periodic benefit cost for the UK pension plan included the following components for the three-month periods ended March 31 (in millions):

	2008	2007

Service cost	$6	$6
Interest cost	26	23
Expected return on plan assets	(32)	(29)
Net amortization	5	8
Net periodic benefit cost	$5	$8

Employer contributions to the UK pension plan are expected to be £48 million for 2008. As of March 31, 2008, £14 million, or $28 million, of contributions had been made to the UK pension plan.

(10)	Fair Value Measurements

The Company has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including marketable debt and equity securities and commodity derivatives. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 – Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.

The following table presents the Company’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Available-for-sale securities	$284	$139	$66	$-	$489
Commodity derivatives	14	316	330	(206)	454
	$298	$455	$396	$(206)	$943

Liabilities:
Commodity derivatives	$(1)	$(375)	$(655)	$181	$(850)

(1)	Primarily represents netting under master netting arrangements in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

(2)	Does not include investments in either pension or other postretirement plan assets.

The Company’s investments in debt and equity securities are classified as available-for-sale and stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of the Company’s investments in auction rate securities, where there is no current liquid market, is determined using broker quotes or pricing models based on unobservable inputs.

The Company uses various commodity derivative instruments, including forward contracts, futures, options, swaps and other over-the counter agreements. The fair value of commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years, and therefore the Company’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years or the instrument is not actively traded. Given that limited market data exists for these instruments, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs.

The following table reconciles the beginning and ending balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2008 (in millions):

	Available-
	For-Sale	Commodity
	Securities	Derivatives

Balance, January 1, 2008	$73	$(311)
Gains (losses) included in earnings(1):
Realized gains (losses)	-	4
Unrealized gains (losses)	-	(14)
Unrealized gains (losses) included in other comprehensive income	(7)	1
Unrealized gains (losses) included in regulatory assets and liabilities	-	(5)
Balance, March 31, 2008	$66	$(325)

(1)	Gains (losses) included in earnings for the three-month period ended March 31, 2008 are reported as operating revenues in the Consolidated Statement of Operations.

(11)	Comprehensive Income and Components of Accumulated Other Comprehensive Income, Net

The components of comprehensive income are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007

Net income	$342	$313
Other comprehensive income:
Unrecognized amounts on retirement benefits, net of tax of $1 and $3	3	5
Foreign currency translation adjustment	2	13
Fair value adjustment on cash flow hedges, net of tax of $8 and $9	12	13
Unrealized losses on marketable securities, net of tax of $(5) and $-	(8)	-
Total other comprehensive income	9	31

Comprehensive income	$351	$344

Accumulated other comprehensive income, net is included in the Consolidated Balance Sheets in the common shareholders’ equity section, and consists of the following components, net of tax, as follows (in millions):

	As of
	March 31,	December 31,
	2008	2007

Unrecognized amounts on retirement benefits, net of tax of $(127) and $(128)	$(326)	$(329)
Foreign currency translation adjustment	358	356
Fair value adjustment on cash flow hedges, net of tax of $46 and $38	69	57
Unrealized (losses) gains on marketable securities, net of tax of $(1) and $4	(2)	6
Total accumulated other comprehensive income, net	$99	$90

(12)	Segment Information

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

	Three-Month Periods
	Ended March 31,
	2008	2007
Operating revenue:
PacifiCorp	$1,095	$1,027
MidAmerican Funding	1,373	1,237
Northern Natural Gas	232	234
Kern River	110	86
CE Electric UK	285	248
CalEnergy Generation-Foreign	29	66
CalEnergy Generation-Domestic	7	8
HomeServices	241	335
Corporate/other(1)	(16)	(17)
Total operating revenue	$3,356	$3,224

Depreciation and amortization:
PacifiCorp	$117	$121
MidAmerican Funding	72	70
Northern Natural Gas	15	14
Kern River	21	19
CE Electric UK	44	42
CalEnergy Generation-Foreign	5	17
CalEnergy Generation-Domestic	2	2
HomeServices	5	5
Corporate/other(1)	(3)	(4)
Total depreciation and amortization	$278	$286

Operating income:
PacifiCorp	$231	$220
MidAmerican Funding	175	145
Northern Natural Gas	148	149
Kern River	76	61
CE Electric UK	167	146
CalEnergy Generation-Foreign	21	44
CalEnergy Generation-Domestic	3	4
HomeServices	(22)	(5)
Corporate/other(1)	(27)	(25)
Total operating income	772	739
Interest expense	(328)	(316)
Capitalized interest	11	14
Interest and dividend income	18	19
Other income	18	26
Other expense	(1)	(1)
Total income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	$490	$481

	Three-Month Periods
	Ended March 31,
	2008	2007
Interest expense:
PacifiCorp	$84	$75
MidAmerican Funding	48	41
Northern Natural Gas	15	14
Kern River	18	19
CE Electric UK	51	58
CalEnergy Generation-Foreign	2	4
CalEnergy Generation-Domestic	4	4
HomeServices	-	-
Corporate/other (1)	106	101
Total interest expense	$328	$316

	As of
	March 31,	December 31,
	2008	2007
Total assets:
PacifiCorp	$16,400	$16,049
MidAmerican Funding	9,785	9,377
Northern Natural Gas	2,613	2,488
Kern River	1,930	1,943
CE Electric UK	6,491	6,802
CalEnergy Generation-Foreign	482	479
CalEnergy Generation-Domestic	549	544
HomeServices	713	709
Corporate/other (1)	1,454	825
Total assets	$40,417	$39,216

(1)
The remaining differences between the segment amounts and the consolidated amounts described as “Corporate/other” relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (i) corporate functions, including administrative costs, interest expense, corporate cash and related interest income and (ii) intersegment eliminations.

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2007 and the changes for the three-month period ended March 31, 2008 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2007	$1,125	$2,108	$275	$34	$1,335	$71	$391	$5,339
Foreign currency translation	-	-	-	-	(1)	-	-	(1)
Other(1)	-	-	(6)	-	-	-	-	(6)
Goodwill at March 31, 2008	$1,125	$2,108	$269	$34	$1,334	$71	$391	$5,332

(1)	Other goodwill adjustments relate primarily to income tax adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Consolidated Financial Statements and the notes thereto included elsewhere in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

The Company’s operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (owning a majority interest in the Casecnan project), CalEnergy Generation-Domestic (owning interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

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

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•	changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas;

•	changes in the residential real estate brokerage and mortgage industries that could affect brokerage transaction levels;

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

Results of Operations

Overview

Net income for the first quarter of 2008 was $342 million, an increase of $29 million, or 9%, from the comparable period in 2007. The increase was due primarily to favorable operating income at most regulated businesses, due primarily to improved margins, as well as benefits from a lower effective tax rate and lower minority interest expense. These benefits were partially offset by the transfer of two geothermal projects to the Philippine government in July 2007, lower earnings at HomeServices due to the continuing weak U.S. housing market and higher interest expense on MEHC senior debt.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as “Corporate/other,” relate principally to corporate functions, including administrative costs and intersegment eliminations.

A comparison of operating revenue and operating income for the Company’s reportable segments are summarized as follows (in millions):

	First Quarter
	2008	2007	Change
Operating revenue:
PacifiCorp	$1,095	$1,027	$68	7%
MidAmerican Funding	1,373	1,237	136	11
Northern Natural Gas	232	234	(2)	(1)
Kern River	110	86	24	28
CE Electric UK	285	248	37	15
CalEnergy Generation-Foreign	29	66	(37)	(56)
CalEnergy Generation-Domestic	7	8	(1)	(13)
HomeServices	241	335	(94)	(28)
Corporate/other	(16)	(17)	1	6
Total operating revenue	$3,356	$3,224	$132	4

Operating income:
PacifiCorp	$231	$220	$11	5%
MidAmerican Funding	175	145	30	21
Northern Natural Gas	148	149	(1)	(1)
Kern River	76	61	15	25
CE Electric UK	167	146	21	14
CalEnergy Generation-Foreign	21	44	(23)	(52)
CalEnergy Generation-Domestic	3	4	(1)	(25)
HomeServices	(22)	(5)	(17)	*
Corporate/other	(27)	(25)	(2)	(8)
Total operating income	$772	$739	$33	4

*	Not meaningful

PacifiCorp

Operating revenue increased $68 million for the first quarter of 2008. Retail revenue increased $57 million due primarily to higher prices approved by regulators, higher average customer usage primarily due to weather and an increase in the average number of customers. Wholesale and other revenue increased $34 million due primarily to higher average prices offset by lower volumes and higher transmission revenue. Changes in the fair value of energy sales contracts accounted for as derivatives resulted in a $23 million decrease in operating revenue.

Operating income increased $11 million for the first quarter of 2008 due primarily to the aforementioned higher revenue, partially offset by an increase in fuel costs of $76 million. Fuel costs increased due primarily to higher natural gas consumed at PacifiCorp’s natural gas-fired generation facilities due to the addition of the 548-MW Lake Side plant in September 2007, higher coal consumed and higher average unit natural gas and coal costs. Fuel cost increases were partially offset by lower operating expenses, lower depreciation and amortization and a $14 million favorable impact from changes in the fair value of energy purchase contracts accounted for as derivatives.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income are summarized as follows (in millions):

	First Quarter
	2008	2007	Change
Operating revenue:
Regulated electric	$483	$480	$3	1%
Regulated natural gas	571	499	72	14
Nonregulated and other	319	258	61	24
Total operating revenue	$1,373	$1,237	$136	11

Operating income:
Regulated electric	$116	$95	$21	22%
Regulated natural gas	45	41	4	10
Nonregulated and other	14	9	5	56
Total operating income	$175	$145	$30	21

Regulated electric revenue increased $3 million for the first quarter of 2008 due to increases in retail revenue of $9 million, partially offset by lower wholesale revenue of $6 million. Retail revenue increased due primarily to an increase in the average number of retail customers and favorable weather conditions in 2008. Wholesale revenue decreased due to lower market prices, partially offset by higher sales volumes. Regulated natural gas revenue increased $72 million for the first quarter of 2008 due primarily to higher retail sales volumes resulting from colder temperatures and a higher average per-unit cost of gas sold. Nonregulated and other revenue increased $61 million for the first quarter of 2008 due to increases in electric retail customers, sales volumes and prices resulting from market conditions and higher gas revenue due primarily to higher volumes and prices.

Regulated electric operating income increased $21 million for the first quarter of 2008 as a result of higher gross margins totaling $23 million. Regulated electric gross margins increased due primarily to increased generation principally resulting from the addition of Walter Scott, Jr. Energy Center Unit No. 4 (“WSEC Unit 4”) and additional wind generation. Regulated natural gas operating income increased $4 million for the first quarter of 2008 due primarily to higher volumes sold. Nonregulated and other operating income increased $5 million for the first quarter of 2008 due primarily to higher gross margins on electric retail operating revenue increases.

Northern Natural Gas

Operating revenue decreased $2 million for the first quarter of 2008 due primarily to lower sales of gas for operational purposes of $15 million due primarily to lower sales volumes, partially offset by higher transportation and storage revenues of $13 million due primarily to higher volumes resulting from favorable market conditions. Operating income decreased $1 million for the first quarter of 2008.

Kern River

Operating revenue increased $24 million for the first quarter of 2008 due to a reduction in customer refund liabilities related to Kern River’s current rate proceeding, partially offset by lower market oriented revenues as a result of less favorable market conditions in 2008.

Operating income increased $15 million for the first quarter of 2008 due primarily to the aforementioned increase in operating revenue, partially offset by a $6 million sales and use tax refund received in 2007 and higher depreciation expense in 2008.

CE Electric UK

Operating revenue increased $37 million for the first quarter of 2008 due primarily to higher distribution revenue of $32 million at Northern Electric and Yorkshire Electricity due primarily to tariff increases and higher contracting revenue.

Operating income increased $21 million for the first quarter of 2008 due primarily to higher revenues described above, partially offset by higher costs and expenses of $17 million. Costs and expenses were higher for the first quarter of 2008 due primarily to a reduction in expenses in 2007 due to a $17 million realized gain on the sale of certain CE Gas assets.

CalEnergy Generation-Foreign

Operating revenue decreased $37 million for the first quarter of 2008 as the Malitbog and Mahanagdong projects were transferred on July 25, 2007 to the Philippine government, which reduced operating revenue by $42 million. This decrease was partially offset by higher operating revenue of $5 million at the Casecnan project primarily due to higher variable energy fees as a result of increased generation from higher water flows.

Operating income decreased $23 million for the first quarter of 2008 due primarily to the aforementioned transfer of the Malitbog and Mahanagdong projects which resulted in lower operating income of $26 million.

HomeServices

Operating revenue decreased $94 million for the first quarter of 2008 due to a significant decline in transaction volumes reflecting the continuing weak U.S. housing market.

Operating income decreased $17 million for the first quarter of 2008 due primarily to the aforementioned decline in transaction volumes, partially offset by lower commissions and operating expenses.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2008	2007	Change
Subsidiary debt	$222	$215	$7	3%
MEHC senior debt and other	76	65	11	17
MEHC subordinated debt-Berkshire Hathaway Inc.	23	29	(6)	(21)
MEHC subordinated debt-other	7	7	-	-
Total interest expense	$328	$316	$12	4

Interest expense increased $12 million for the first quarter of 2008 due primarily to debt issuances at domestic energy businesses and at MidAmerican Energy Holdings Company, partially offset by debt retirements and scheduled principal repayments.

Other Income, Net

Other income, net is summarized as follows (in millions):

	First Quarter
	2008	2007	Change
Capitalized interest	$11	$14	$(3)	(21)%
Interest and dividend income	18	19	(1)	(5)
Other income	18	26	(8)	(31)
Other expense	(1)	(1)	-	-
Total other income, net	$46	$58	$(12)	(21)

Capitalized interest and other income, which includes equity allowance for funds used during construction, decreased $3 million and $8 million, respectively, for the first quarter of 2008 due primarily to lower work in progress.

Income Tax Expense

Income tax expense decreased $13 million to $147 million for the first quarter of 2008. The effective tax rates were 30% and 33% for the first quarter of 2008 and 2007, respectively. The decreases in income tax expense and the effective tax rate were primarily due to increased production tax credits at PacifiCorp and MidAmerican Funding associated with increased wind generation production and lower foreign taxes primarily due to a favorable foreign tax ruling.

Minority interest and preferred dividends of subsidiaries

Minority interest and preferred dividends of subsidiaries decreased $9 million to $4 million for the first quarter of 2008. The decrease was due primarily to additional expense in 2007 related to the minority ownership of the Casecnan project.

Liquidity and Capital Resources

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including the Berkshire Hathaway Inc. Equity Commitment. These resources provide funds required for current operations, construction expenditures, debt retirement and other capital requirements. The Company may from time to time seek to acquire its outstanding securities through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, may be temporary, and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The Company’s cash and cash equivalents were $2.19 billion as of March 31, 2008, compared to $1.18 billion as of December 31, 2007. The Company recorded separately in other current assets, restricted cash and investments as of March 31, 2008 and December 31, 2007 of $84 million and $73 million, respectively. The restricted cash and investments balance is mainly composed of current amounts deposited in restricted accounts relating to (i) the Company’s debt service reserve requirements relating to certain projects, (ii) trust funds related to mine reclamation costs, (iii) customer deposits held in escrow, (iv) custody deposits, and (v) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project. Additionally, the Company has restricted cash and investments recorded in deferred charges, investments and other assets of $400 million and $425 million as of March 31, 2008 and December 31, 2007, respectively, that principally relate to trust funds held for mine reclamation and nuclear decommissioning costs. As of March 31, 2008, MEHC had $556 million of availability under its $600 million revolving credit facility with letters of credit issued under the credit agreement totaling $44 million and no borrowings outstanding.

Cash Flows from Operating Activities

Cash flows generated from operations for the three-month periods ended March 31, 2008 and 2007 were $777 million and $819 million, respectively. The decrease was due primarily to the timing of payments and cash collections and the transfer of the Malitbog and Mahanagdong projects, partially offset by higher margins in 2008. Additionally, the Company expects to pay refunds when the Kern River rate case is finalized as discussed in Note 4 to Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three-month periods ended March 31, 2008 and 2007 were $312 million and $834 million, respectively. In February 2008, the Company received proceeds from the maturity of a guaranteed investment contract of $393 million. Also, capital expenditures decreased $109 million in part due to WSEC Unit 4 beginning commercial operations in June 2007.

Capital Expenditures

Capital expenditures include both those relating to operating projects and to construction and other development costs. Capital expenditures by reportable segment are summarized as follows (in millions):

	First Quarter
	2008	2007
Capital expenditures*:
PacifiCorp	$352	$376
MidAmerican Funding	204	332
Northern Natural Gas	25	24
CE Electric UK	122	80
Other reportable segments and corporate/other	7	7
Total capital expenditures	$710	$819

*	Excludes amounts for non-cash equity AFUDC.

Capital expenditures relating to operating projects, mainly for distribution, transmission, generation, mining and other infrastructure needed to serve existing and growing demand, totaled $395 million for the three-month period ended March 31, 2008. Capital expenditures relating to construction and other development costs totaled $315 million for the three-month period ended March 31, 2008 and consisted primarily of the following:

•
PacifiCorp had under development or construction 519.5 MW (nameplate ratings) of wind-powered generation facilities expected to be placed in service by December 31, 2008 and 99 MW (nameplate ratings) of wind-powered generation facilities expected to be placed in service by December 31, 2009, with costs totaling $115 million.

•
MidAmerican Energy placed 81 MW (nameplate ratings) of wind-powered generation facilities in service and had under development or construction an additional 489 MW of wind-powered generation facilities that it expects will be placed in service by December 31, 2008, with costs totaling $67 million.

•	Combined, PacifiCorp and MidAmerican Energy spent $73 million on emissions control equipment.

The Company has significant future capital requirements. Forecasted capital expenditures for fiscal 2008, which exclude non-cash equity AFUDC, are approximately $4.3 billion and consist of $2.0 billion for operating projects mainly for distribution, transmission, generation, mining and other infrastructure needed to serve existing and growing demand, and $2.3 billion for construction and other development projects.

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

Projected 2008 construction and other development expenditures include the following:

•	Combined, PacifiCorp and MidAmerican Energy anticipate spending $1.7 billion on wind-powered generation facilities of which 1,089.5 MW are expected to be placed in service in 2008.

•	Combined, PacifiCorp and MidAmerican Energy are projecting to spend $344 million for emissions control equipment in 2008.

•
PacifiCorp expects to spend $202 million for transmission system expansion and upgrades for the year ended December 31, 2008, which includes the construction of a 127-mile, double-circuit, 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in Utah. This line will be constructed in the Path C Transmission corridor, a primary transmission corridor in PacifiCorp’s balancing authority area. PacifiCorp expects to complete construction of this line in 2010.

In April 2008, PacifiCorp entered into a purchase agreement to acquire 100 percent of the equity interests of an entity owning a 520-MW natural gas-fired facility located in Chehalis, Washington. This anticipated acquisition is not included in the above forecasted capital expenditures for fiscal 2008. The acquisition is subject to regulatory approval of the transaction by the FERC, the Department of Justice/Federal Trade Commission pursuant to the Hart-Scott-Rodino Act, the Federal Communications Commission, the Utah Public Service Commission (“UPSC”) and the Washington Energy Facilities Siting Council. In April 2008, PacifiCorp filed requests with the UPSC and the Oregon Public Utility Commission (“OPUC”) seeking a waiver of state-mandated request for proposal procurement processes to purchase a generating facility. Also in April 2008, PacifiCorp filed with the FERC its application under Section 203 of the Federal Power Act.

The Company is subject to federal, state, local and foreign laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the Company. In particular, future mandates, including those associated with addressing the issue of global climate change, may impact the operation of the Company’s domestic generating facilities and may require both PacifiCorp and MidAmerican Energy to reduce emissions at their facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. The Company is not aware of any proven commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and other gas fired facilities and the Company is uncertain when, or if, such technology will be commercially available.

Expenditures for compliance-related items such as pollution-control technologies, replacement generation, mine reclamation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into the regulated retail rates of the Company. An inability to recover these costs from the Company’s customers, either through regulated rates, long-term arrangements or market prices could adversely affect the Company’s future financial results.

Refer to the Environmental Regulation section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of the topic.

Cash Flows from Financing Activities

Cash flows generated from financing activities for the first three months of 2008 were $543 million. Sources of cash totaled $1.05 billion and consisted mainly of proceeds from the issuance of MEHC senior debt totaling $649 million and subsidiary and project debt totaling $397 million. Uses of cash totaled $506 million and consisted mainly of $399 million for repayments of subsidiary and project debt and $107 million of net repayments of subsidiary short-term debt.

Cash flows generated from financing activities for the first three months of 2007 were $621 million. Sources of cash totaled $751 million and consisted of proceeds from the issuance of subsidiary and project debt. Uses of cash totaled $130 million and consisted primarily of $84 million of net repayments of subsidiary short-term debt and $38 million of repayments of subsidiary and project debt.

Credit Ratings

As of March 31, 2008, MEHC’s senior unsecured debt credit ratings were as follows: Moody’s Investor Service, “Baa1/stable”; Standard and Poor’s, “BBB+/stable”; and Fitch Ratings, “BBB+/stable.”

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

In conjunction with their risk management activities, PacifiCorp and MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern PacifiCorp’s and MidAmerican Energy’s energy supply and marketing activities either specifically require each company to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s or MidAmerican Energy’s creditworthiness. If one or more of PacifiCorp’s or MidAmerican Energy’s credit ratings decline below investment grade, PacifiCorp or MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of March 31, 2008, PacifiCorp’s and MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however if the ratings fell one rating below investment grade, the PacifiCorp and MidAmerican Energy estimated potential collateral requirements would total approximately $332 million and $194 million, respectively. Additional collateral requirements would be necessary if ratings fell further than one rating below investment grade. The potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key generating facilities or other related factors.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the items that follow.

On March 28, 2008, MEHC issued $650 million of 5.75% senior notes due April 1, 2018. The net proceeds will be used for general corporate purposes. Pending application for such use, the net proceeds will be temporarily invested in short-term securities, money market funds, bank deposits or cash equivalents.

On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% senior notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, repay short-term indebtedness and for general corporate purposes.

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2007, refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional regulatory matter updates.

Federal Regulation

Northwest Power Act

The Northwest Power Act, through the Residential Exchange Program, provides access to the benefits of low-cost federal hydroelectricity to the residential and small-farm customers of the region’s investor-owned utilities. The program is administered by the Bonneville Power Administration (the “BPA”) in accordance with federal law. Pursuant to agreements between the BPA and PacifiCorp, benefits from the BPA are passed through to PacifiCorp’s Oregon, Washington and Idaho residential and small-farm customers in the form of electricity bill credits. Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers under the agreements. In May 2007, the Ninth Circuit issued two decisions that resulted in the BPA suspending payments to the Pacific Northwest’s six utilities, including PacifiCorp. This resulted in increases to PacifiCorp’s residential and small-farm customers’ electric bills in Oregon, Washington and Idaho. In February 2008, the BPA initiated a rate proceeding under section 7(i) of the Northwest Power Act to reconsider the level of benefits for the years 2002 through 2006 consistent with the Ninth Circuit’s decisions to re-establish the level of benefits for years 2007 and 2008 and to set the level of benefits for years 2009 and beyond. Also in February 2008, the BPA offered PacifiCorp and other investor-owned utilities an interim agreement intended to resume customer benefits pending the outcome of the rate proceeding. In March 2008, the OPUC ordered PacifiCorp to not execute the interim agreement offered by the BPA because the benefits offered were subject to true-up and acceptance of the benefits before the conclusion of the rate proceeding was not in the best interest of customers. Also in March 2008, PacifiCorp and other parties submitted opening testimony in the BPA Section 7(i) rate proceeding. Because the benefit payments from the BPA are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on the Company’s consolidated financial results.

State Regulatory Actions

PacifiCorp is currently pursuing a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs.

Utah

In December 2007, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million, or an average price increase of 11%. The increase is primarily due to increased capital spending and net power costs, both of which are driven by load growth. In February 2008, the UPSC issued an order determining that the test period should end December 2008. In March 2008, PacifiCorp filed supplemental testimony reducing the requested rate increase to $100 million. The change in the test period accounts for $40 million of the reduction. The supplemental filing also reflects an additional $21 million of reductions associated with recent UPSC orders on depreciation rate changes and two deferred accounting requests that were pending when the original case was filed. Hearings on the revenue requirement portion of the case are scheduled for June 2008 with the rate-design phase scheduled for October 2008. PacifiCorp expects that initial rates, if approved, will become effective no later than August 2008. Additionally, on April 7, 2008, PacifiCorp filed a non-obligating notice of intent to file a general rate case with the UPSC on or soon after June 6, 2008.

Oregon

In April 2008, as part of its annual transition adjustment mechanism, PacifiCorp filed its forecasted net power costs for 2009. PacifiCorp proposed a net power cost increase of $41 million on an Oregon-allocated basis, or an average price increase of 4%. The forecasted net power costs will be updated in July 2008 and early November 2008 for changes to the forward price curve, new contracts and updates for wholesale revenues, purchases, fuel and transmission expenses. A final update for changes in the forward price curve will be filed in November 2008. The OPUC is expected to issue a decision by November 2008, with rates effective January 1, 2009.

In April 2008, PacifiCorp filed its first annual renewable adjustment clause to recover the revenue requirement related to new renewable resources and associated transmission that are eligible under the Oregon Renewable Energy Act and are not reflected in general rates. PacifiCorp requested an annual increase of $39 million on an Oregon-allocated basis, or an average price increase of 4%. The OPUC is expected to issue a decision by November 2008, with rates effective January 1, 2009.

Wyoming

In June 2007, PacifiCorp filed a general rate case with the Wyoming Public Service Commission (the “WPSC”) requesting an annual increase of $36 million, or an average price increase of 8%. In addition, PacifiCorp requested approval of a new renewable resource recovery mechanism and a marginal cost pricing tariff to better reflect the cost of adding new generation. In January 2008, PacifiCorp reached a settlement in principle with parties to the case, subject to approval by the WPSC. The settlement provides for an annual rate increase of $23 million, or an average price increase of 5%. In addition, the parties also agreed to modify the current power cost adjustment mechanism (“PCAM”) to use forecasted power costs in the future and to terminate the PCAM by April 2011, unless a continuation is specifically applied for by PacifiCorp and approved by the WPSC. PacifiCorp’s marginal cost pricing tariff proposal will not be implemented, but will be the subject of a collaborative process to seek a new pricing proposal. Also as part of the settlement, PacifiCorp agreed to withdraw from this filing its request for a renewable resource recovery mechanism. The stipulation was approved by the WPSC in March 2008. The new rates were effective May 1, 2008.

In February 2008, PacifiCorp filed its annual PCAM application with the WPSC for costs incurred during the period December 1, 2006 through November 30, 2007. In March 2008, the WPSC approved PacifiCorp’s request on an interim basis effective April 1, 2008, resulting in an annual rate increase of $31 million, or an average price increase of 8%. The interim surcharge will continue until the matter is either settled through negotiation with the parties or is litigated in a contested hearing. In either case, the WPSC must approve the final surcharge and tariff.

Environmental Matters

In addition to the discussion contained herein, refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

National Ambient Air Quality Standards

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. A new, more stringent standard for fine particulate matter became effective on December 18, 2006, but is under legal challenge in the United States Court of Appeals for the District of Columbia Circuit. The Iowa Department of Natural Resources recently notified emission sources, including MidAmerican Energy’s Riverside and Louisa facilities, in Scott and Muscatine Counties in Iowa that the two counties have not attained the fine particulate matter standard that was adopted in December 2006. It has not yet been determined if MidAmerican Energy’s facilities contribute to the nonattainment, and if they have, what impact the nonattainment designation may have on the operation of MidAmerican Energy’s facilities.

Renewable Portfolio Standards

In March 2008, Utah’s governor signed Utah Senate Bill 202, “Energy Resource and Carbon Emission Reduction Initiative;” legislation supported by PacifiCorp. Among other things, this provides that, beginning in the year 2025, 20% of adjusted retail electric sales of all Utah utilities be supplied by renewable energy, if it is cost effective. Retail electric sales will be adjusted by deducting the amount of generation from sources that produce zero or reduced carbon emissions, and for sales avoided as a result of energy efficiency and demand-side management programs. Qualifying renewable energy sources can be located anywhere in the Western Electricity Coordinating Council areas, and renewable energy credits can be used. The costs of complying with the law will be a system cost and are expected to be recovered in retail rates in all states served, either through rate cases or adjustment mechanisms.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and postretirement obligations, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s critical accounting policies have not changed materially since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s exposure to market risk and its management of such risk has not changed materially since December 31, 2007. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of the Company’s derivative positions as of March 31, 2008 and December 31, 2007.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the discussion contained herein regarding updates to legal proceedings based upon material developments that occurred subsequent to December 31, 2007, refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

In December 2007, PacifiCorp was served with a complaint filed in the United States District Court for the Northern District of California by the Klamath Riverkeeper (a local environmental group), individual Karuk and Yurok Tribe members and a resort owner. The complaint alleged that reservoirs behind the hydroelectric dams that PacifiCorp operates on the Klamath River provide an environment for the growth of a blue-green algae known as microcystis aeruginosa, which can generate a toxin called microcystin and cause substantial endangerment to health and the environment. PacifiCorp believed the claims to be without merit and filed a motion to dismiss in December 2007. In March 2008, the court dismissed the complaint following plaintiffs’ failure to agree on the court’s conditions for combining this case with the May 2007 case described below.

In May 2007, PacifiCorp was served with a complaint filed in the United States District Court for the Northern District of California by individual Karuk and Yurok Tribe members, a commercial fisherman, a resort owner and the Klamath Riverkeeper. The complaint similarly alleges that microcystis aeruginosa causes the plaintiffs physical, property and economic harm. In March 2008, one of the Yurok Tribe members voluntarily dismissed his claims in the case, and in April 2008, the court entered a stipulation and order dismissing plaintiff Klamath Riverkeeper’s claims, with prejudice. The remaining plaintiffs and PacifiCorp are currently engaged in discovery. PacifiCorp denies the allegations and is vigorously defending the case.

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In July 2005, the District Court dismissed the case and in September 2005 denied the Klamath Tribes’ request to reconsider the dismissal. In October 2005, the Klamath Tribes appealed the District Court’s decision to the Ninth Circuit and briefing was completed in March 2006. In February 2008, the Ninth Circuit affirmed the District Court’s 2005 decisions dismissing the case. The plaintiffs may seek rehearing before a larger panel on the Ninth Circuit or appeal to the U.S. Supreme Court. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial results.

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

Two lawsuits naming MidAmerican Energy as a third party defendant filed by CenterPoint in the U.S. District Court, District of Minnesota, related to this incident have also been settled. CenterPoint sought reimbursement of all sums associated with its replacement of all service lines in the MidAmerican Energy predecessor company’s properties located in Minnesota at a cost of approximately $39 million according to publicly available reports. MidAmerican Energy made immaterial payments to CenterPoint and its insurer, and the court dismissed the complaints in March 2008.

Item 1A.	Risk Factors

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: May 2, 2008	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.