Form 10-Q
period 2008-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2008-08-08
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2008, 74,859,001 shares of common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and of shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2008

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,002	$1,178
Trade receivables, net	1,352	1,406
Inventories	476	476
Derivative contracts	362	170
Guaranteed investment contracts	-	397
Other current assets	657	525
Deferred income taxes	241	162
Total current assets	4,090	4,314

Property, plant and equipment, net	27,195	26,221
Goodwill	5,336	5,339
Regulatory assets	1,667	1,503
Derivative contracts	377	227
Deferred charges, investments and other assets	1,603	1,612

Total assets	$40,268	$39,216

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2008	2007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$967	$1,063
Accrued interest	337	341
Accrued property, income and other taxes	272	230
Derivative contracts	370	266
Other current liabilities	1,003	816
Short-term debt	63	130
Current portion of long-term debt	1,109	1,966
Current portion of MEHC subordinated debt	234	234
Total current liabilities	4,355	5,046

Regulatory liabilities	1,647	1,629
Derivative contracts	678	499
Other long-term liabilities	1,246	1,372
MEHC senior debt	5,120	4,471
MEHC subordinated debt	826	891
Subsidiary and project debt	12,292	12,131
Deferred income taxes	3,927	3,595
Total liabilities	30,091	29,634

Minority interest	136	128
Preferred securities of subsidiaries	128	128

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	-	-
Additional paid-in capital	5,454	5,454
Retained earnings	4,344	3,782
Accumulated other comprehensive income, net	115	90
Total shareholders' equity	9,913	9,326

Total liabilities and shareholders' equity	$40,268	$39,216

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Operating revenue	$2,992	$3,003	$6,348	$6,227

Operating costs and expenses:
Cost of sales	1,410	1,383	3,029	2,900
Operating expense	707	724	1,394	1,407
Depreciation and amortization	292	298	570	584
Total operating costs and expenses	2,409	2,405	4,993	4,891

Operating income	583	598	1,355	1,336

Other income (expense):
Interest expense	(330)	(324)	(658)	(640)
Capitalized interest	12	16	23	30
Interest and dividend income	13	23	31	42
Other income	27	29	45	55
Other expense	(4)	(3)	(5)	(4)
Total other income (expense)	(282)	(259)	(564)	(517)

Income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	301	339	791	819
Income tax expense	82	100	229	260
Minority interest and preferred dividends of subsidiaries	5	5	9	17
Equity income	(6)	(8)	(9)	(12)
Net income	$220	$242	$562	$554

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(Amounts in millions)

					Accumulated
	Outstanding		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss), Net	Total

Balance, January 1, 2007	74	$-	$5,420	$2,598	$(7)	$8,011
Adoption of FASB Interpretation No. 48	-	-	-	(5)	-	(5)
Net income	-	-	-	554	-	554
Other comprehensive income	-	-	-	-	110	110
Other equity transactions	-	-	2	-	-	2
Balance, June 30, 2007	74	$-	$5,422	$3,147	$103	$8,672

Balance, January 1, 2008	75	$-	$5,454	$3,782	$90	$9,326
Net income	-	-	-	562	-	562
Other comprehensive income	-	-	-	-	25	25
Balance, June 30, 2008	75	$-	$5,454	$4,344	$115	$9,913

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$562	$554
Adjustments to reconcile net income to net cash flows from operations:
Gain on other items, net	-	(15)
Depreciation and amortization	570	584
Amortization of regulatory assets and liabilities	(43)	(8)
Provision for deferred income taxes	272	32
Other	45	(18)
Changes in other items:
Trade receivables and other current assets	112	5
Accounts payable and other accrued liabilities	(226)	278
Net cash flows from operating activities	1,292	1,412

Cash flows from investing activities:
Capital expenditures	(1,576)	(1,667)
Purchases of available-for-sale securities	(126)	(984)
Proceeds from sale of available-for-sale securities	128	843
Proceeds from maturity of guaranteed investment contract	393	-
Proceeds from sale of assets	12	33
(Increase) decrease in restricted cash	(3)	58
Other	7	13
Net cash flows from investing activities	(1,165)	(1,704)

Cash flows from financing activities:
Proceeds from MEHC senior debt	649	547
Repayments of MEHC senior and subordinated debt	(517)	(67)
Purchases of MEHC senior debt	(99)	-
Proceeds from subsidiary and project debt	398	1,400
Repayments of subsidiary and project debt	(572)	(217)
Payment of hedging instruments	(99)	-
Net repayments of MEHC revolving credit facility	-	(152)
Net repayments of subsidiary short-term debt	(66)	(370)
Other	1	(17)
Net cash flows from financing activities	(305)	1,124
Effect of exchange rate changes	2	3

Net change in cash and cash equivalents	(176)	835
Cash and cash equivalents at beginning of period	1,178	343
Cash and cash equivalents at end of period	$1,002	$1,178

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the financial statements as of June 30, 2008, and for the three- and six-month periods ended June 30, 2008 and 2007. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The unaudited Consolidated Financial Statements include the accounts of MEHC and its subsidiaries in which it holds a controlling financial interest. The Consolidated Statements of Operations include the revenues and expenses of an acquired entity from the date of acquisition. Intercompany accounts and transactions have been eliminated.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first six months of 2008.

(2)	New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its disclosures included within the notes to its Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires that an employer measure plan assets and obligations as of the end of the employer’s fiscal year, eliminating the option in SFAS No. 87 and SFAS No. 106 to measure up to three months prior to the financial statement date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is not required until fiscal years ending after December 15, 2008. As of June 30, 2008, PacifiCorp had not yet adopted the measurement date provisions of the statement. Upon adoption of the measurement date provisions, PacifiCorp will be required to record a transitional adjustment to retained earnings or to a regulatory asset depending on whether the amount is considered probable of being recovered in rates.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

		As of
	Depreciation	June 30,	December 31,
	Life	2008	2007

Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$31,747	$30,369
Interstate pipeline assets	3-67 years	5,439	5,484
		37,186	35,853
Accumulated depreciation and amortization		(12,583)	(12,280)
Regulated assets, net		24,603	23,573

Non-regulated assets:
Independent power plants	10-30 years	680	680
Other assets	3-30 years	664	650
		1,344	1,330
Accumulated depreciation and amortization		(453)	(427)
Non-regulated assets, net		891	903

Net operating assets		25,494	24,476
Construction in progress		1,701	1,745
Property, plant and equipment, net		$27,195	$26,221

Substantially all of the construction in progress as of June 30, 2008 and December 31, 2007 relates to the construction of regulated assets.

In April 2008, PacifiCorp entered into a purchase agreement with TNA Merchant Projects, Inc., an affiliate of Suez Energy North America, Inc., to acquire 100% of the equity interests of an entity owning a 520-megawatt (“MW”) natural gas-fired facility located in Chehalis, Washington. PacifiCorp has obtained all necessary federal and state regulatory approvals and expects to close the transaction during the third quarter of 2008.

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2007.

Refund Matters

Kern River

Kern River’s 2004 general rate case hearing concluded in August 2005. On March 2, 2006, Kern River received an initial decision on the case from the administrative law judge. On October 19, 2006, the Federal Energy Regulatory Commission (“FERC”) issued an order that modified certain aspects of the administrative law judge’s initial decision, including changing the allowed return on equity from 9.34% to 11.2% and granting Kern River an income tax allowance. The order also affirmed the rejection of certain issues included in Kern River’s filed position, including the load and inflation factors. Kern River and other parties filed their requests for rehearing of the initial order on November 20, 2006. On April 18, 2008, the FERC issued an order denying rehearing on the issues raised by Kern River and other parties to the proceeding except Kern River’s request to include gas pipeline master limited partnerships in the proxy group for determining the allowed rate of return on equity. The grant of rehearing on this issue is consistent with the FERC’s April 17, 2008 adoption of a policy statement that addresses the inclusion of master limited partnerships in the proxy group used to determine a pipeline’s allowed return on equity. The FERC reopened the record for a paper hearing to determine Kern River’s return on equity in accordance with the policy statement. Initial, reply and rebuttal briefs were submitted by August 1, 2008. Rate refunds will be due within 30 days after a final order on Kern River’s rate case is issued. Kern River was permitted to bill the requested rate increase prior to final approval by the FERC, subject to refund, beginning effective November 1, 2004. Since that time, Kern River has recorded a liability for rates subject to refunds. As of June 30, 2008 and December 31, 2007, the liability for rates subject to refund was $200 million and $191 million, respectively.

Oregon Senate Bill 408

In October 2007, PacifiCorp filed its tax report for 2006 under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file a report annually with the Oregon Public Utility Commission (the “OPUC”) comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. PacifiCorp’s filing indicated that for the 2006 tax year, PacifiCorp paid $33 million more in federal, state and local taxes than was collected in rates from its retail customers. PacifiCorp proposed to recover $27 million of the deficiency over a one-year period starting June 1, 2008 and to defer any excess into a balancing account for future disposition. During the review process, PacifiCorp updated its filing to address the OPUC staff recommendations, which increased the initial request by $2 million for a total of $35 million. In April 2008, the OPUC approved PacifiCorp’s revised request, with $27 million to be recovered over a one-year period beginning June 1, 2008, and the remainder to be deferred until a later period, with interest to accrue at PacifiCorp’s authorized rate of return. In June 2008, PacifiCorp recorded a $27 million regulatory asset and associated revenues representing the amount that PacifiCorp will collect from its Oregon retail customers over the one-year period that began on June 1, 2008. In May 2008, the Industrial Customers of Northwest Utilities filed a petition for judicial review in the Court of Appeals of the State of Oregon challenging the OPUC order. Briefs are anticipated to be filed in late 2008. PacifiCorp believes the outcome of the judicial review will not have a material impact on its consolidated financial results. PacifiCorp expects to file its 2007 tax report under SB 408 during the fourth quarter of 2008. PacifiCorp has not recorded any amounts related to the expected filing for 2007.

(5)	Recent Debt Transactions

On July 17, 2008, PacifiCorp issued $500 million of 5.65% first mortgage bonds due July 15, 2018 and $300 million of 6.35% first mortgage bonds due July 15, 2038. The net proceeds are being used for general corporate purposes.

On July 15, 2008, Northern Natural Gas issued $200 million of 5.75% senior notes due July 15, 2018. The net proceeds will be used to repay at maturity its $150 million, 6.75% senior notes due September 15, 2008 and for general corporate purposes.

On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy to pay environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023 to refinance $57 million of pollution control revenue bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

On April 1, 2008, MidAmerican Energy increased its unsecured revolving credit facility, expiring in July 2012, from $500 million to $650 million. As of June 30, 2008, the unsecured revolving credit facility supports its $455 million commercial paper program and its variable-rate tax-exempt bonds.

On March 28, 2008, MEHC issued $650 million of 5.75% senior notes due April 1, 2018. The net proceeds are being used for general corporate purposes. Unused amounts are temporarily invested in short-term securities, money market funds, bank deposits and cash equivalents.

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

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of June 30, 2008 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets(1)	Liabilities(1)	Net	(Liabilities)	(Income) Loss(2)

Commodity	$739	$(1,048)	$(309)	$400	$(38)

Current	$362	$(370)	$(8)
Noncurrent	377	(678)	(301)
Total	$739	$(1,048)	$(309)

(1)	Derivative assets (liabilities) include $65 million of a net asset for cash collateral.

(2)	Before income taxes.

The following table summarizes the various derivative mark-to-market positions included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

					Accumulated
				Regulatory	Other
	Derivative Net Assets (Liabilities)			Net Assets	Comprehensive
	Assets	Liabilities	Net	(Liabilities)	(Income) Loss(1)

Commodity	$396	$(659)	$(263)	$277	$(15)
Foreign currency	1	(106)	(105)	(1)	106
Total	$397	$(765)	$(368)	$276	$91

Current	$170	$(266)	$(96)
Non-current	227	(499)	(272)
Total	$397	$(765)	$(368)

(1)	Before income taxes.

(7)	Related Party Transactions

As of June 30, 2008 and December 31, 2007, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly owned subsidiary trusts of MEHC of $754 million and $821 million, respectively. Interest expense on these securities totaled $22 million and $29 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $45 million and $58 million for the six-month periods ended June 30, 2008 and 2007, respectively. Accrued interest totaled $16 million and $17 million as of June 30, 2008 and December 31, 2007, respectively.

For the six-month periods ended June 30, 2008 and 2007, the Company received cash payments for income taxes from Berkshire Hathaway totaling $83 million and $1 million, respectively.

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

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company’s operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of June 30, 2008 and December 31, 2007 was $38 million and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 plants with an aggregate facility net owned capacity of 1,158 MW. The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses. During the six-month period ended June 30, 2008, PacifiCorp accepted a new license issued by the FERC for the Prospect hydroelectric project. PacifiCorp’s Klamath hydroelectric project is currently undergoing relicensing with the FERC. Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, operations and maintenance expense, and capital expenditures. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $87 million and $89 million in costs as of June 30, 2008 and December 31, 2007, respectively, for ongoing hydroelectric relicensing projects, which are included in construction in progress and reflected in property, plant and equipment, net in the Consolidated Balance Sheets.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW (nameplate rating) Klamath hydroelectric project in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue to operate under annual licenses until the new operating license is issued. As part of the relicensing process, the United States Departments of Interior and Commerce filed proposed licensing terms and conditions with the FERC in March 2006, which proposed that PacifiCorp construct upstream and downstream fish passage facilities at the Klamath hydroelectric project’s four mainstem dams. In April 2006, PacifiCorp filed alternatives to the federal agencies’ proposal and requested an administrative hearing to challenge some of the federal agencies’ factual assumptions supporting their proposal for the construction of the fish passage facilities. A hearing was held in August 2006 before an administrative law judge. The administrative law judge issued a ruling in September 2006 generally supporting the federal agencies’ factual assumptions. In January 2007, the United States Departments of Interior and Commerce filed modified terms and conditions consistent with the March 2006 filings and rejected the alternatives proposed by PacifiCorp. PacifiCorp is prepared to meet and implement the federal agencies’ terms and conditions as part of the project’s relicensing. However, PacifiCorp expects to continue in settlement discussions with various parties in the Klamath Basin area who have intervened with the FERC licensing proceeding to try to achieve a mutually acceptable outcome for the project.

Also, as part of the relicensing process, the FERC is required to perform an environmental review. In September 2006, the FERC issued its draft environmental impact statement on the Klamath hydroelectric project license. PacifiCorp filed comments on the draft statement by the close of the public comment period on December 1, 2006. Subsequently, in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the hydroelectric project’s impact on endangered species under a new FERC license consistent with the FERC staff’s recommended alternative and modified terms and conditions issued by the Departments of Interior and Commerce. The United States Fish and Wildlife Service asserts the hydroelectric project is currently not covered by previously issued biological opinions and that consultation under the Endangered Species Act is required by the issuance of annual license renewals. PacifiCorp disputes these assertions and believes that consultation on annual FERC licenses is not required. PacifiCorp is currently working with the United States Fish and Wildlife Service to resolve any endangered species issues. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has an application pending in Oregon. In July 2008, PacifiCorp withdrew its application for water quality certification in California to facilitate settlement negotiations. PacifiCorp intends to resubmit its application in the near future.

In the relicensing of the Klamath hydroelectric project, PacifiCorp had incurred $52 million and $48 million in costs as of June 30, 2008 and December 31, 2007, respectively, which are included in construction in progress and reflected in property, plant and equipment, net in the Consolidated Balance Sheets. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

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

CalEnergy Generation-Foreign

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”), that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. On July 8, 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MEHC. On January 3, 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of CE Casecnan was deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of CE Casecnan, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement, which are also being litigated. The remaining issues are fully briefed and pending before the court. The Company intends to vigorously defend and pursue the remaining claims.

On July 1, 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase shares in CE Casecnan. On January 30, 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of CE Casecnan, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase, and a one-week trial has been set to begin on November 3, 2008. The impact, if any, of this litigation on the Company cannot be determined at this time. The Company intends to vigorously defend the counterclaims.

(9)	Employee Benefit Plans

Domestic Operations

Combined net periodic benefit cost for domestic pension, including supplemental executive retirement plans, and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Pension
Service cost	$13	$13	$27	$26
Interest cost	27	27	53	56
Expected return on plan assets	(29)	(27)	(58)	(55)
Net amortization	2	8	4	17
Net periodic benefit cost	$13	$21	$26	$44

Other Postretirement
Service cost	$2	$4	$6	$8
Interest cost	12	13	24	25
Expected return on plan assets	(11)	(12)	(22)	(22)
Net amortization	5	6	9	11
Net periodic benefit cost	$8	$11	$17	$22

Employer contributions to domestic pension and other postretirement plans are expected to be $77 million and $41 million, respectively, in 2008. As of June 30, 2008, $63 million and $22 million of contributions had been made to the pension and other postretirement plans, respectively.

CE Electric UK

Net periodic benefit cost for the UK pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$5	$6	$11	$12
Interest cost	26	23	52	46
Expected return on plan assets	(31)	(29)	(63)	(58)
Net amortization	5	8	10	16
Net periodic benefit cost	$5	$8	$10	$16

Employer contributions to the UK pension plan are expected to be £48 million for 2008. As of June 30, 2008, £26 million, or $51 million, of contributions had been made to the UK pension plan.

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

The following table presents the Company’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Available-for-sale securities	$276	$141	$61	$-	$478
Commodity derivatives	35	661	514	(471)	739
	$311	$802	$575	$(471)	$1,217

Liabilities:
Commodity derivatives	$(5)	$(808)	$(746)	$511	$(1,048)

(1)	Primarily represents netting under master netting arrangements and cash collateral requirements.

(2)	Does not include investments in either pension or other postretirement plan assets.

The Company’s investments in debt and equity securities are classified as available-for-sale and stated at fair value. When available, the quoted market price or net asset value of an identical security in the principal market is used to record the fair value. In the absence of a quoted market price in a readily observable market, the fair value is determined using pricing models based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of the Company’s investments in auction rate securities, where there is no current liquid market, is determined using broker quotes and pricing models based on unobservable inputs.

The Company uses various commodity derivative instruments, including forward contracts, futures, options, swaps and other over-the counter agreements. The fair value of commodity derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years, and therefore, the Company’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years or the instrument is not actively traded. Given that limited market data exists for these instruments, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs.

The following table reconciles the beginning and ending balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30, 2008		Ended June 30, 2008
	Available-		Available-
	For-Sale	Commodity	For-Sale	Commodity
	Securities	Derivatives	Securities	Derivatives

Beginning balance	$66	$(325)	$73	$(311)
Changes included in earnings(1)	-	(10)	-	(20)
Unrealized gains (losses) included in other comprehensive income	(5)	-	(12)	1
Unrealized gains (losses) included in regulatory assets and liabilities	-	103	-	98
Ending balance	$61	$(232)	$61	$(232)

(1)
Changes included in earnings are reported as operating revenues in the Consolidated Statement of Operations. Net unrealized losses included in earnings for the three- and six-month periods related to commodity derivatives held at June 30, 2008 totaled $10 million and $16 million, respectively.

(11)	Comprehensive Income and Components of Accumulated Other Comprehensive Income, Net

The components of comprehensive income are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$220	$242	$562	$554
Other comprehensive income:
Unrecognized amounts on retirement benefits, net of tax of $1, $1, $2 and $4	3	1	6	6
Foreign currency translation adjustment	14	52	16	65
Fair value adjustment on cash flow hedges, net of tax of $1, $15, $9 and $24	2	25	14	38
Unrealized (losses) gains on marketable securities, net of tax of $(3), $1, $(8) and $1	(3)	1	(11)	1
Total other comprehensive income	16	79	25	110

Comprehensive income	$236	$321	$587	$664

Accumulated other comprehensive income, net is included in the Consolidated Balance Sheets in shareholders’ equity, and consists of the following components (in millions):

	As of
	June 30,	December 31,
	2008	2007

Unrecognized amounts on retirement benefits, net of tax of $(126) and $(128)	$(323)	$(329)
Foreign currency translation adjustment	372	356
Fair value adjustment on cash flow hedges, net of tax of $47 and $38	71	57
Unrealized (losses) gains on marketable securities, net of tax of $(4) and $4	(5)	6
Total accumulated other comprehensive income, net	$115	$90

(12)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Operating revenue:
PacifiCorp	$1,055	$1,026	$2,150	$2,053
MidAmerican Funding	1,081	971	2,454	2,208
Northern Natural Gas	139	108	371	342
Kern River	104	111	214	197
CE Electric UK	243	254	528	502
CalEnergy Generation-Foreign	29	64	58	130
CalEnergy Generation-Domestic	8	8	15	16
HomeServices	342	470	583	805
Corporate/other(1)	(9)	(9)	(25)	(26)
Total operating revenue	$2,992	$3,003	$6,348	$6,227

Depreciation and amortization:
PacifiCorp	$124	$122	$241	$243
MidAmerican Funding	77	76	149	145
Northern Natural Gas	14	15	29	29
Kern River	22	20	43	39
CE Electric UK	46	44	90	86
CalEnergy Generation-Foreign	6	17	11	35
CalEnergy Generation-Domestic	2	2	4	4
HomeServices	5	5	10	10
Corporate/other(1)	(4)	(3)	(7)	(7)
Total depreciation and amortization	$292	$298	$570	$584

Operating income:
PacifiCorp	$218	$210	$449	$430
MidAmerican Funding	104	113	279	258
Northern Natural Gas	52	22	200	171
Kern River	69	77	145	138
CE Electric UK	117	125	284	272
CalEnergy Generation-Foreign	21	32	42	76
CalEnergy Generation-Domestic	4	4	7	8
HomeServices	11	32	(11)	27
Corporate/other(1)	(13)	(17)	(40)	(44)
Total operating income	583	598	1,355	1,336
Interest expense	(330)	(324)	(658)	(640)
Capitalized interest	12	16	23	30
Interest and dividend income	13	23	31	42
Other income	27	29	45	55
Other expense	(4)	(3)	(5)	(4)
Total income before income tax expense, minority interest and preferred dividends of subsidiaries and equity income	$301	$339	$791	$819

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest expense:
PacifiCorp	$80	$79	$164	$154
MidAmerican Funding	53	41	101	83
Northern Natural Gas	14	15	29	28
Kern River	18	19	36	37
CE Electric UK	46	59	97	117
CalEnergy Generation-Foreign	2	4	4	8
CalEnergy Generation-Domestic	5	4	9	9
HomeServices	1	1	1	1
Corporate/other(1)	111	102	217	203
Total interest expense	$330	$324	$658	$640

	As of
	June 30,	December 31,
	2008	2007
Total assets:
PacifiCorp	$16,776	$16,049
MidAmerican Funding	9,979	9,377
Northern Natural Gas	2,607	2,488
Kern River	1,901	1,943
CE Electric UK	6,564	6,802
CalEnergy Generation-Foreign	464	479
CalEnergy Generation-Domestic	544	544
HomeServices	751	709
Corporate/other(1)	682	825
Total assets	$40,268	$39,216

(1)
The remaining differences between the segment amounts and the consolidated amounts described as “Corporate/other” relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (i) corporate functions, including administrative costs, interest expense, corporate cash and related interest income and (ii) intersegment eliminations.

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2007 and the changes for the six-month period ended June 30, 2008 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2007	$1,125	$2,108	$275	$34	$1,335	$71	$391	$5,339
Foreign currency translation	-	-	-	-	4	-	-	4
Other(1)	2	3	(13)	-	1	-	-	(7)
Goodwill at June 30, 2008	$1,127	$2,111	$262	$34	$1,340	$71	$391	$5,336

(1)	Other goodwill adjustments relate primarily to income tax adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Consolidated Financial Statements and the notes included elsewhere in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

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

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can typically be identified by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “intend,” “potential,” “plan,” “forecast,” and similar terms. These statements are based upon the Company’s current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company’s control and could cause actual results to differ materially from those expressed or implied by the Company’s forward-looking statements. These factors include, among others:

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

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas or the Company’s ability to obtain long-term contracts with customers;

•	changes in the residential real estate brokerage and mortgage industries that could affect brokerage transaction levels;

•
changes in prices and availability for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generation capacity and energy costs;

•	the financial condition and creditworthiness of the Company’s significant customers and suppliers;

•	changes in business strategy or development plans;

•	availability, terms and deployment of capital;

•	performance of the Company’s generation facilities, including unscheduled generation outages or repairs;

•	risks relating to nuclear generation;

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

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	the Company’s ability to successfully integrate future acquired operations into its business;

•	other risks or unforeseen events, including litigation and wars, the effects of terrorism, embargos and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MEHC’s filings with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) or in other publicly disseminated written documents.

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

Results of Operations

Overview

Net income for the second quarter of 2008 was $220 million, a decrease of $22 million, or 9%, from the comparable period in 2007. The decrease was due primarily to lower earnings at MidAmerican Funding due mainly to generation plant outages and increased storm and flood damage, lower earnings at HomeServices due to the continuing weak U.S. housing market, the transfer of two geothermal projects to the Philippine government in July 2007 and higher interest expense at MEHC and its domestic energy businesses. These decreases were partially offset by higher earnings at Northern Natural Gas due to higher revenue from stronger market conditions.

Net income for the first six months of 2008 was $562 million, an increase of $8 million, or 1%, from the comparable period in 2007. The increase was due primarily to favorable operating income at MEHC’s regulated businesses, due primarily to improved margins, a lower effective tax rate and lower minority interest expense, partially offset by the aforementioned lower earnings at HomeServices, the transfer of two geothermal projects and higher interest expense.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as “Corporate/other,” relate principally to corporate functions, including administrative costs and intersegment eliminations.

A comparison of operating revenue and operating income for the Company’s reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2008	2007	Change		2008	2007	Change
Operating revenue:
PacifiCorp	$1,055	$1,026	$29	3%	$2,150	$2,053	$97	5%
MidAmerican Funding	1,081	971	110	11	2,454	2,208	246	11
Northern Natural Gas	139	108	31	29	371	342	29	8
Kern River	104	111	(7)	(6)	214	197	17	9
CE Electric UK	243	254	(11)	(4)	528	502	26	5
CalEnergy Generation-Foreign	29	64	(35)	(55)	58	130	(72)	(55)
CalEnergy Generation-Domestic	8	8	-	-	15	16	(1)	(6)
HomeServices	342	470	(128)	(27)	583	805	(222)	(28)
Corporate/other	(9)	(9)	-	-	(25)	(26)	1	4
Total operating revenue	$2,992	$3,003	$(11)	-	$6,348	$6,227	$121	2

Operating income:
PacifiCorp	$218	$210	$8	4%	$449	$430	$19	4%
MidAmerican Funding	104	113	(9)	(8)	279	258	21	8
Northern Natural Gas	52	22	30	136	200	171	29	17
Kern River	69	77	(8)	(10)	145	138	7	5
CE Electric UK	117	125	(8)	(6)	284	272	12	4
CalEnergy Generation-Foreign	21	32	(11)	(34)	42	76	(34)	(45)
CalEnergy Generation-Domestic	4	4	-	-	7	8	(1)	(13)
HomeServices	11	32	(21)	(66)	(11)	27	(38)	(141)
Corporate/other	(13)	(17)	4	24	(40)	(44)	4	9
Total operating income	$583	$598	$(15)	(3)	$1,355	$1,336	$19	1

PacifiCorp

Operating revenue increased $29 million and $97 million for the second quarter and for the first six months of 2008, respectively. Retail revenue increased $66 million and $123 million, respectively, due to receiving approval from the Oregon Public Utility Commission (“OPUC”) to begin collecting in June 2008 $27 million of previously under-collected income taxes pursuant to Oregon Senate Bill 408, higher prices approved by regulators, growth in the average number of customers and higher average customer usage. Wholesale and other revenue increased $34 million for the first six months of 2008 due to higher average wholesale prices and higher transmission revenue, partially offset by lower wholesale volumes. Retail and wholesale and other revenue increases were partially offset by changes in the fair value of energy sales contracts accounted for as derivatives that decreased operating revenue by $37 million and $60 million for the second quarter and for the first six months of 2008, respectively.

Operating income increased $8 million and $19 million for the second quarter and for the first six months of 2008, respectively. Higher revenue described above was partially offset by higher energy costs of $15 million and $80 million, respectively. Energy costs increased due to higher unit costs of purchased electricity, natural gas and coal, partially offset by lower volumes of purchased electricity due in part to the addition of the 548-megawatt (“MW”) Lake Side plant and additional wind generation placed in-service in 2007 and 2008, and higher transmission costs due to higher prices and volumes. Natural gas volumes used were lower in the second quarter, but higher for the first six months of 2008. These energy cost increases were partially offset by changes in the fair value of energy purchase contracts accounted for as derivatives that decreased energy costs by $40 million and $54 million for the second quarter and for the first six months of 2008, respectively.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income are summarized as follows (in millions):

	Second Quarter				First Six Months
	2008	2007	Change		2008	2007	Change
Operating revenue:
Regulated electric	$492	$467	$25	5%	$975	$947	$28	3%
Regulated natural gas	280	209	71	34	851	708	143	20
Nonregulated and other	309	295	14	5	628	553	75	14
Total operating revenue	$1,081	$971	$110	11	$2,454	$2,208	$246	11

Operating income:
Regulated electric	$89	$94	$(5)	(5)%	$205	$189	$16	8%
Regulated natural gas	3	1	2	200	48	42	6	14
Nonregulated and other	12	18	(6)	(33)	26	27	(1)	(4)
Total operating income	$104	$113	$(9)	(8)	$279	$258	$21	8

Regulated electric revenue increased $25 million and $28 million for the second quarter and for the first six months of 2008, respectively. Wholesale revenue increased $34 million and $27 million in the respective periods due to increased generation available from the addition of owned generation, partially offset by lower average prices for the first six months of 2008. Retail revenue decreased $8 million for the second quarter of 2008. Unfavorable weather conditions in the second quarter of 2008 were offset by growth in the average number of customers. Regulated natural gas revenue increased $71 million and $143 million for the second quarter and for the first six months of 2008, respectively, due primarily to a higher average per-unit cost of gas sold and higher retail sales volumes resulting from colder temperatures. Nonregulated and other revenue increased $14 million and $75 million for the second quarter and for the first six months of 2008, respectively, due primarily to higher gas revenue of $29 million and $53 million, respectively, as a result of higher prices and volumes. Nonregulated electric revenue decreased by $15 million for the second quarter due primarily to lower sales volumes resulting primarily from a reduction in the number of customers due to competition, partially offset by higher average prices. Nonregulated electric revenue increased by $22 million for the first six months of 2008 due primarily to higher average prices.

Regulated electric operating income decreased $5 million and increased $16 million for the second quarter and for the first six months of 2008, respectively. Wholesale gross margins increased $15 million and $34 million in the respective periods due to the increased generation available as discussed above. Operating expenses increased $19 million and $20 million in the respective periods due primarily to higher maintenance costs associated with scheduled plant outages, an increased level of storm and flood damage in 2008 and the additional generation placed in-service. Regulated natural gas operating income increased $6 million for the first six months of 2008 due primarily to higher retail sales volumes. Nonregulated and other operating income decreased $6 million and $1 million for the second quarter and for the first six months of 2008, respectively, due to lower gross margins.

Northern Natural Gas

Operating revenue increased $31 million and $29 million for the second quarter and for the first six months of 2008, respectively, due primarily to higher transportation revenue of $26 million and $37 million, respectively, due primarily to stronger market conditions, higher market area reservation revenue resulting from the Northern Lights expansion projects and revenue generated from new transportation service associated with the completion of the interconnect with the Rockies Express Pipeline, partially offset by lower rates on certain contract extensions. Additionally, storage revenue was higher by $4 million and $5 million for the second quarter and for the first six months of 2008, respectively, due to higher interruptible storage activity. The higher transportation and storage revenue for the first six months of 2008 was partially offset by lower sales of gas for operational purposes of $13 million due primarily to lower sales volumes.

Operating income increased $30 million and $29 million for the second quarter and for the first six months of 2008, respectively, due primarily to the aforementioned higher operating revenue.

Kern River

Operating revenue decreased $7 million and increased $17 million for the second quarter and for the first six months of 2008, respectively. Market oriented revenues, still strong in 2008, decreased $13 million and $19 million, respectively, as a result of less favorable market conditions. Operating revenue was favorably impacted for the second quarter and for the first six months of 2008 by a reduction in customer refund liabilities related to Kern River’s current rate proceeding.

Operating income decreased $8 million and increased $7 million for the second quarter and for the first six months of 2008, respectively, due primarily to the aforementioned change in operating revenue. Additionally, operating income for the first six months of 2008 was lower due primarily to a $6 million sales and use tax refund received in 2007 and higher depreciation expense in 2008.

CE Electric UK

Operating revenue decreased $11 million and increased $26 million for the second quarter and for the first six months of 2008, respectively. Distribution revenue was lower in the second quarter by $10 million and higher in the first six months by $22 million. Tariffs were higher in the first quarter of 2008 as rates were increased in 2007 to bill under-recovered amounts under the regulatory scheme. These rates were lowered in April 2008. Volumes distributed in both periods were lower as the average consumption per customer decreased.

Operating income decreased $8 million and increased $12 million for the second quarter and for the first six months of 2008, respectively. The decrease for the second quarter was due primarily to the aforementioned lower revenues. The increase for the first six months was due primarily to the aforementioned higher revenues, partially offset by a $17 million realized gain on the sale of certain CE Gas assets in 2007.

CalEnergy Generation-Foreign

Operating revenue decreased $35 million and $72 million for the second quarter and for the first six months of 2008, respectively, as the Malitbog and Mahanagdong projects were transferred on July 25, 2007 to the Philippine government, which reduced operating revenue by $42 million and $84 million, respectively. This decrease was partially offset by higher operating revenue of $7 million and $12 million for the second quarter and for the first six months of 2008, respectively, at the Casecnan project primarily due to higher variable energy fees as a result of increased generation from higher water flows.

Operating income decreased $11 million and $34 million for the second quarter and for the first six months of 2008, respectively, due primarily to the aforementioned transfer of the Malitbog and Mahanagdong projects, which resulted in lower operating income of $17 million and $43 million, respectively, partially offset by the aforementioned higher operating revenue at the Casecnan project.

HomeServices

Operating revenue decreased $128 million and $222 million for the second quarter and for the first six months of 2008, respectively, due to a significant decline in transaction volumes reflecting the continuing weak U.S. housing market.

Operating income decreased $21 million and $38 million for the second quarter and for the first six months of 2008, respectively, due primarily to the aforementioned decline in transaction volumes, partially offset by lower commissions and operating expenses.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2008	2007	Change		2008	2007	Change

Subsidiary debt	$208	$212	$(4)	(2)%	$420	$417	$3	1%
MEHC senior debt and other	93	76	17	22	179	152	27	18
MEHC subordinated debt-Berkshire Hathaway Inc.	22	29	(7)	(24)	45	58	(13)	(22)
MEHC subordinated debt-other	7	7	-	-	14	13	1	8
Total interest expense	$330	$324	$6	2	$658	$640	$18	3

Interest expense increased $6 million and $18 million for the second quarter and for the first six months of 2008, respectively, due primarily to debt issuances at domestic energy businesses and at MEHC, partially offset by debt retirements and scheduled principal repayments.

Other Income, Net

Other income, net is summarized as follows (in millions):

	Second Quarter				First Six Months
	2008	2007	Change		2008	2007	Change

Capitalized interest	$12	$16	$(4)	(25)%	$23	$30	$(7)	(23)%
Interest and dividend income	13	23	(10)	(43)	31	42	(11)	(26)
Other income	27	29	(2)	(7)	45	55	(10)	(18)
Other expense	(4)	(3)	(1)	(33)	(5)	(4)	(1)	(25)
Total other income, net	$48	$65	$(17)	(26)	$94	$123	$(29)	(24)

Capitalized interest and other income, which includes equity allowance for funds used during construction (“AFUDC”), decreased $4 million and $2 million, respectively, for the second quarter of 2008 and $7 million and $10 million, respectively, for the first six months of 2008 due primarily to lower work in progress.

Interest and dividend income decreased $10 million and $11 million for the second quarter and for the first six months of 2008, respectively, due primarily to the maturities of guaranteed investment contracts, one in December 2007 and one in February 2008. The proceeds of the maturities were used to retire debt maturing at CE Electric UK.

Income Tax Expense

Income tax expense decreased $18 million to $82 million and $31 million to $229 million for the second quarter and for the first six months of 2008, respectively. The effective tax rates were 27% and 29% for the second quarter of 2008 and 2007, respectively, and 29% and 32% for the first six months of 2008 and 2007, respectively. The decrease in the effective tax rates for the second quarter and for the first six months of 2008 were primarily due to higher production tax credits associated with increased wind generation production, the effects of rate making at PacifiCorp and MidAmerican Funding and lower foreign taxes primarily due to a favorable foreign tax ruling.

Minority Interest and Preferred Dividends of Subsidiaries

Minority interest and preferred dividends of subsidiaries decreased $8 million to $9 million for the first six months of 2008. The decrease was due primarily to additional expense in 2007 related to the minority ownership of the Casecnan project.

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

The Company’s cash and cash equivalents were $1.0 billion as of June 30, 2008, compared to $1.18 billion as of December 31, 2007. The Company recorded separately in other current assets, restricted cash and investments as of June 30, 2008 and December 31, 2007 of $77 million and $73 million, respectively. The restricted cash and investments balance is mainly composed of current amounts deposited in restricted accounts relating to (i) the Company’s debt service reserve requirements relating to certain projects, (ii) trust funds related to mine reclamation costs, and (iii) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project. Additionally, the Company has restricted cash and investments recorded in deferred charges, investments and other assets of $371 million and $425 million as of June 30, 2008 and December 31, 2007, respectively, that principally relate to trust funds held for mine reclamation and nuclear decommissioning costs. As of June 30, 2008, MEHC had $556 million of availability under its $600 million revolving credit facility with letters of credit issued under the credit agreement totaling $44 million and no borrowings outstanding. As of June 30, 2008, MEHC’s subsidiaries had $2.2 billion of availability under their separate revolving credit facilities totaling $2.5 billion.

Cash Flows from Operating Activities

Cash flows generated from operations for the six-month periods ended June 30, 2008 and 2007 were $1.29 billion and $1.41 billion, respectively. The decrease was due primarily to the timing of payments and cash collections and the transfer of the Malitbog and Mahanagdong projects, partially offset by higher margins in 2008. The Company expects to pay refunds when the Kern River rate case is finalized as discussed in Note 4 to Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six-month periods ended June 30, 2008 and 2007 were $1.17 billion and $1.70 billion, respectively. In February 2008, the Company received proceeds from the maturity of a guaranteed investment contract of $393 million. Capital expenditures decreased $91 million in part due to Walter Scott, Jr. Energy Center Unit 4 beginning commercial operations in June 2007. Also, the change in net purchases and sales of available-for-sale securities reduced cash flows used in investing activities by $143 million.

Capital Expenditures

Capital expenditures by reportable segment are summarized as follows (in millions):

	First Six Months
	2008	2007
Capital expenditures*:
PacifiCorp	$710	$731
MidAmerican Funding	561	656
Northern Natural Gas	69	95
CE Electric UK	218	174
Other reportable segments and corporate/other	18	11
Total capital expenditures	$1,576	$1,667

*	Excludes amounts for non-cash equity AFUDC.

Capital expenditures consisted primarily of the following:

•
Combined, PacifiCorp and MidAmerican Energy spent $492 million during the first six months of 2008 on wind-powered generation of which 251 MW (nameplate ratings) were placed in service and an additional 891.5 MW (nameplate ratings) that are expected to be placed in service by December 31, 2008.

•	Combined, PacifiCorp and MidAmerican Energy spent $132 million on emissions control equipment.

•	Projects mainly for distribution, transmission, generation, mining and other infrastructure needed to serve existing and growing demand.

The Company has significant future capital requirements. Forecasted capital expenditures for fiscal 2008, which exclude non-cash equity AFUDC, are approximately $4.3 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The Company expects to meet its capital expenditure requirements with cash flows from operations and the issuance of debt. To the extent funds are not available to support capital expenditures, projects may be delayed and operating income may be reduced.

Forecasted capital expenditures for fiscal 2008 include the following:

•	Combined, PacifiCorp and MidAmerican Energy anticipate spending $1.7 billion on wind-powered generation facilities of which 1,142.5 MW (nameplate ratings) are expected to be placed in service in 2008.

•	Combined, PacifiCorp and MidAmerican Energy are projecting to spend $314 million for emissions control equipment in 2008.

•
PacifiCorp expects to spend $89 million for transmission system expansion and upgrades for the year ended December 31, 2008, which includes the construction of a 135-mile, double-circuit, 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in the Salt Lake City area. This transmission line will be constructed in the Path C Transmission corridor, a primary transmission corridor in PacifiCorp’s balancing authority area. PacifiCorp expects to complete construction of this line in 2010.

•	Projects mainly for distribution, transmission, generation, mining and other infrastructure needed to serve existing and growing demand.

In July 2008, PacifiCorp filed with the FERC a petition for declaratory order to confirm incentive rate treatment for the Energy Gateway Transmission Expansion Project. The Energy Gateway Transmission Expansion Project is an investment plan to build in excess of 1,900 miles of new high-voltage transmission lines primarily in Wyoming, Utah, Idaho, Oregon and the desert Southwest. The plan, with an estimated cost of approximately $6 billion, includes projects that will address customers’ increasing electric energy use, improve system reliability and deliver wind and other renewable generation resources to more customers throughout PacifiCorp’s six-state service area and the Western United States. Major transmission segments associated with this plan are expected to be placed in service beginning 2010 with major segments in service by 2014 depending on siting, permitting and construction timeframes.

In April 2008, PacifiCorp entered into a purchase agreement with TNA Merchant Projects, Inc., an affiliate of Suez Energy North America, Inc., to acquire 100% of the equity interests of an entity owning a 520-MW natural gas-fired facility located in Chehalis, Washington. PacifiCorp has obtained all necessary federal and state regulatory approvals and expects to close the transaction during the third quarter of 2008.

The Company is subject to federal, state, local and foreign laws and regulations with regard to air and water quality, renewable portfolio standards, hazardous and solid waste disposal and other environmental matters. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the Company. In particular, future mandates, including those associated with addressing the issue of global climate change, may impact the operation of the Company’s domestic generating facilities and may require both PacifiCorp and MidAmerican Energy to reduce emissions at their facilities through the installation of additional emission control equipment or to purchase additional emission allowances or offsets in the future. The Company is not aware of any proven commercially available technology that eliminates or captures and stores carbon dioxide emissions from coal-fired and other gas–fired generation facilities, and the Company is uncertain when, or if, such technology will be commercially available.

Refer to the Environmental Regulation section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of the topic.

Cash Flows from Financing Activities

Cash flows used in financing activities for the first six months of 2008 were $305 million. Uses of cash totaled $1.35 billion and consisted mainly of $616 million for repayments and purchases of MEHC senior and subordinated debt, $572 million for repayments of subsidiary and project debt, $99 million payment of hedging instruments related to the maturity of U.S. dollar denominated debt at CE Electric UK and $66 million of net repayments of subsidiary short-term debt. Sources of cash totaled $1.05 billion and consisted mainly of proceeds from the issuance of MEHC senior debt totaling $649 million and subsidiary and project debt totaling $398 million.

Cash flows generated from financing activities for the first six months of 2007 were $1.12 billion. Sources of cash totaled $1.95 billion and consisted mainly of proceeds from the issuance of subsidiary and project debt totaling $1.4 billion and MEHC senior debt totaling $547 million. Uses of cash totaled $823 million and consisted mainly of $370 million of net repayments of subsidiary short-term debt, $217 million for repayments of subsidiary and project debt, $152 million of net repayments of the MEHC revolving credit facility and $67 million of repayments of MEHC subordinated debt.

The Company may from time to time seek to acquire its outstanding securities through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, may be temporary, and will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

2008 Debt Transactions and Agreements

In addition to the debt issuances discussed herein, MEHC and its subsidiaries made scheduled repayments on MEHC senior and subordinated debt and subsidiary and project debt totaling $1.19 billion during the six-month period ended June 30, 2008.

•
On July 17, 2008, PacifiCorp issued $500 million of 5.65% first mortgage bonds due July 15, 2018 and $300 million of 6.35% first mortgage bonds due July 15, 2038. The net proceeds are being used for general corporate purposes.

•
On July 15, 2008, Northern Natural Gas issued $200 million of 5.75% senior notes due July 15, 2018. The net proceeds will be used to repay at maturity its $150 million, 6.75% senior notes due September 15, 2008 and for general corporate purposes.

•
On July 1, 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy to pay environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023 to refinance $57 million of pollution control revenue bonds issued on behalf of MidAmerican Energy in 1993. MidAmerican Energy is contractually responsible for the timely payment of principal and interest on these variable-rate tax-exempt bonds.

•
On April 1, 2008, MidAmerican Energy increased its unsecured revolving credit facility, expiring in July 2012, from $500 million to $650 million. As of June 30, 2008, the unsecured revolving credit facility supports its $455 million commercial paper program and its variable-rate tax-exempt bonds.

•
On March 28, 2008, MEHC issued $650 million of 5.75% senior notes due April 1, 2018. The net proceeds are being used for general corporate purposes. Unused amounts are temporarily invested in short-term securities, money market funds, bank deposits and cash equivalents.

•
On March 25, 2008, MidAmerican Energy issued $350 million of 5.3% senior notes due March 15, 2018. The proceeds are being used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, repay short-term indebtedness and for general corporate purposes.

Credit Ratings

As of June 30, 2008, MEHC’s senior unsecured debt credit ratings were as follows: Moody’s Investor Service, “Baa1/stable;” Standard and Poor’s, “BBB+/stable;” and Fitch Ratings, “BBB+/stable.”

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

In conjunction with their risk management activities, PacifiCorp and MidAmerican Energy must meet credit quality standards as required by counterparties. In accordance with industry practice, master agreements that govern PacifiCorp’s and MidAmerican Energy’s energy supply and marketing activities either specifically require each company to maintain investment grade credit ratings or provide the right for counterparties to demand “adequate assurances” in the event of a material adverse change in PacifiCorp’s or MidAmerican Energy’s creditworthiness. If one or more of PacifiCorp’s or MidAmerican Energy’s credit ratings decline below investment grade, PacifiCorp or MidAmerican Energy may be required to post cash collateral, letters of credit or other similar credit support to facilitate ongoing wholesale energy supply and marketing activities. As of June 30, 2008, PacifiCorp’s and MidAmerican Energy’s credit ratings from the three recognized credit rating agencies were investment grade; however if the ratings fell one rating below investment grade, the PacifiCorp and MidAmerican Energy estimated potential collateral requirements would total approximately $474 million and $169 million, respectively. Additional collateral requirements would be necessary if ratings fell further than one rating below investment grade. The potential collateral requirements could fluctuate considerably due to seasonality, market price volatility, and a loss of key generating facilities or other related factors.

Contractual Obligations and Commercial Commitments

Subsequent to December 31, 2007, there were no material changes outside the normal course of business in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the 2008 debt issuances previously discussed. Additionally, refer to the “Capital Expenditures” discussion included in “Liquidity and Capital Resources.”

Regulatory Matters

In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2007, refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional regulatory matter updates.

Federal Regulation

Northwest Power Act

The Northwest Power Act, through the Residential Exchange Program, provides access to the benefits of low-cost federal hydroelectricity to the residential and small-farm customers of the region’s investor-owned utilities. The program is administered by the Bonneville Power Administration (the ÒBPAÓ) in accordance with federal law. Pursuant to agreements between the BPA and PacifiCorp, benefits from the BPA are passed through to PacifiCorp’s Oregon, Washington and Idaho residential and small-farm customers in the form of electricity bill credits. Several publicly owned utilities, cooperatives and the BPA’s direct-service industry customers filed lawsuits against the BPA with the United States Court of Appeals for the Ninth Circuit (the ÒNinth CircuitÓ) seeking review of certain aspects of the BPA’s Residential Exchange Program, as well as challenging the level of benefits previously paid to investor-owned utility customers. In May 2007, the Ninth Circuit issued two decisions that resulted in the BPA suspending payments to the Pacific Northwest’s six utilities, including PacifiCorp. This resulted in increases to PacifiCorp’s residential and small-farm customers’ electric bills in Oregon, Washington and Idaho. In February 2008, the BPA initiated a rate proceeding under the Northwest Power Act to reconsider the level of benefits for the years 2002 through 2006 consistent with the Ninth Circuit’s decisions to re-establish the level of benefits for years 2007 and 2008 and to set the level of benefits for years 2009 and beyond. Also in February 2008, the BPA offered PacifiCorp and other investor-owned utilities an interim agreement intended to resume customer benefits pending the outcome of the rate proceeding. In March 2008, the OPUC ordered PacifiCorp to not execute the interim agreement offered by the BPA because the benefits offered were subject to true-up and acceptance of the benefits before the conclusion of the rate proceeding was not in the best interest of customers. In March and May 2008, PacifiCorp and other parties submitted testimony in the BPA rate proceeding and initial legal briefing was completed in June 2008. Because the benefit payments from the BPA are passed through to PacifiCorp’s customers, the outcome of this matter is not expected to have a significant effect on the Company’s consolidated financial results.

State Regulatory Actions

PacifiCorp is currently pursuing a regulatory program in all states, with the objective of keeping rates closely aligned to ongoing costs.

Utah

In December 2007, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million, or an average price increase of 11% with a test period for the forecasted twelve months ended June 2009. The increase is primarily due to increased capital spending and net power costs, both of which are driven by load growth. In February 2008, the UPSC issued an order determining that the test period should end December 2008. In March 2008, PacifiCorp filed supplemental testimony reducing the requested rate increase to $100 million. The change in the test period accounts for $40 million of the reduction. The supplemental filing also reflects an additional $21 million of reductions associated with recent UPSC orders on depreciation rate changes and two deferred accounting requests that were pending when the original case was filed. In May 2008, PacifiCorp filed rebuttal testimony that reduced the requested rate increase by an additional $15 million to $85 million. Hearings on the revenue requirement portion of the case were held in June 2008. Additional adjustments adopted at the hearings reduced the requested increase to $75 million. The rate-design phase of the case is scheduled for October 2008. PacifiCorp expects that initial rates, if approved, will become effective no later than August 13, 2008. In July 2008, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $161 million over PacifiCorp’s current rates, or an average price increase of 11%. This represents an increase of $86 million over the December 2007 pending rate request described above, or an additional average price increase of 6%. The new rates, if approved, are expected to become effective in March 2009.

Oregon

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

In July 2008, as part of its annual transition adjustment mechanism, PacifiCorp filed updated forecasted net power costs for 2009. PacifiCorp proposed a net power cost increase of $57 million on an Oregon-allocated basis, or an average price increase of 6%. The forecasted net power costs will be updated again in early November 2008 for OPUC ordered changes, changes to the forward price curve and new wholesale sales and purchases. A final update for changes in the forward price curve will be filed in November 2008. The OPUC is expected to issue a decision by November 2008, with rates effective January 1, 2009.

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

In February 2008, PacifiCorp filed its annual PCAM application with the WPSC for costs incurred during the period December 1, 2006 through November 30, 2007. In March 2008, the WPSC approved PacifiCorp’s request on an interim basis effective April 1, 2008, resulting in a rate increase of $31 million, or an average price increase of 8%, to recover deferred power costs over a one-year period. In April 2008, PacifiCorp began collecting this interim surcharge from its Wyoming customers and will continue until the matter is either settled through negotiation with the parties or is litigated in a contested hearing, which has been scheduled for September 2008. In either case, the WPSC must approve the final surcharge and tariff.

In July 2008, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $34 million, or an average price increase of 7%, with an effective date of May 24, 2009. Power costs have been excluded from the filing and will be addressed separately in PacifiCorp’s annual PCAM application in February 2009.

Washington

In February 2008, PacifiCorp filed a general rate case with the WUTC for an annual increase of $35 million, or an average price increase of 15%. In August 2008, PacifiCorp filed with the WUTC an all-party settlement agreement with WUTC staff, Public Counsel, Industrial Customers of Northwest Utilities, and the Energy Project. Pursuant to the terms of the settlement, parties agreed to an overall rate increase of $20 million or 9%. If the WUTC approves the settlement, the increase will be composed of an $18 million increase to base rates and a $2 million annual surcharge for approximately three years related to recovery of higher power costs incurred in 2005 due to poor hydroelectric conditions. Recovery of these higher power costs was originally requested by PacifiCorp as a separate deferred cost filing in March 2005. The total recovery of these higher power costs will be $6 million plus interest collected over a three-year period. PacifiCorp agreed to drop the current proposal for a generation cost adjustment mechanism (“GCAM”) and further committed that PacifiCorp would not propose a GCAM in the next general rate case. A hearing on the settlement agreement is scheduled for September 2008. The new rates will be effective October 15, 2008, subject to WUTC approval.

Idaho

In June 2008, PacifiCorp filed a notice of intent to file a general rate case with the Idaho Public Utilities Commission (the “IPUC”). A notice of intent must be filed with the IPUC at least 60 days before a general rate case can be filed.

Environmental Matters

In addition to the discussion contained herein, refer to Note 8 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

National Ambient Air Quality Standards

The EPA implements national ambient air quality standards for ozone and fine particulate matter, as well as for other criteria pollutants that set the minimum level of air quality for the United States. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area are required to make emissions reductions. A new, more stringent standard for fine particulate matter became effective on December 18, 2006, but is under legal challenge in the United States Court of Appeals for the District of Columbia Circuit. The Iowa Department of Natural Resources recently notified emission sources, including MidAmerican Energy’s Riverside and Louisa coal-fired generating facilities, in Scott and Muscatine counties in Iowa that the two counties have not attained the fine particulate matter standard that was adopted in December 2006. It has not yet been determined if MidAmerican Energy’s facilities contribute to the nonattainment, and if they have, what impact the nonattainment designation may have on the operation of MidAmerican Energy’s facilities.

Regulated Air Pollutants

In March 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) emissions in the Eastern United States through, at each state’s option, a market-based cap and trade system, emission reductions, or both because of contributions to downwind nonattainment of the fine particulate matter and ozone standards. The SO2 and NOx emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015. However, on July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit held that the CAIR was fatally flawed and vacated the rule, remanding it to the EPA to consider which states are included in CAIR based on their contribution to nonattainment and connect states’ emission reductions to contributions to nonattainment in addition to distributing allowances appropriately. Given the court’s ruling, it is unknown when reductions in emissions of SO2 and NOx will be required or the level of any required reductions on MidAmerican Energy’s generation facilities. PacifiCorp’s generation facilities are not subject to the CAIR. Under the CAIR, a market for trading SO2 and NOx emission credits developed. As a result of the rule being vacated, that market has been adversely affected and the value of credits has declined. While MidAmerican Energy participated in the market for SO2 credits, management does not expect any impact from these market declines to be material to the Company.

The emissions reductions could be made more stringent by current or future regulatory and legislative proposals at the federal or state levels that would result in significant reductions of SO2, NOX and mercury, as well as carbon dioxide and other gases that may affect global climate change.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility at specific federally protected areas. Some of PacifiCorp’s and MidAmerican Energy’s plants meet the threshold applicability criteria under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit state implementation plans by December 2007 to demonstrate reasonable progress toward achieving natural visibility conditions in certain Class I areas by requiring emission controls, known as best available retrofit technology (“BART”), on sources with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its state implementation plan to the EPA by December 2007 and suggested that the emission reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required. However, because the court has vacated the CAIR, emissions reductions could be required under the regional haze provisions at MidAmerican Energy’s BART-eligible sources. Until the outcome of the CAIR or its replacement is better known, it is not known whether emissions reductions will be required under this provision.

Renewable Portfolio Standards

In March 2008, Utah’s governor signed Utah Senate Bill 202, “Energy Resource and Carbon Emission Reduction Initiative.” Among other things, this law provides that, beginning in the year 2025, 20% of adjusted retail electric sales of all Utah utilities be supplied by renewable energy, if it is cost effective. Retail electric sales will be adjusted by deducting the amount of generation from sources that produce zero or reduced carbon emissions, and for sales avoided as a result of energy efficiency and demand-side management programs. Qualifying renewable energy sources can be located anywhere in the Western Electricity Coordinating Council areas, and renewable energy credits can be used. The costs of complying with the law will be a system cost and are expected to be recovered in retail rates in all states served, either through rate cases or adjustment mechanisms.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s exposure to market risk and its management of such risk has not changed materially since December 31, 2007. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of the Company’s derivative positions as of June 30, 2008 and December 31, 2007.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. In addition to the discussion contained herein regarding material developments to legal proceedings, refer to Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In May 2004, PacifiCorp was served with a complaint filed in the United States District Court for the District of Oregon by the Klamath Tribes of Oregon, individual Klamath Tribal members and the Klamath Claims Committee. The complaint generally alleges that PacifiCorp and its predecessors affected the Klamath Tribes’ federal treaty rights to fish for salmon in the headwaters of the Klamath River in southern Oregon by building dams that blocked the passage of salmon upstream to the headwaters beginning in 1911. In July 2005, the District Court dismissed the case and in September 2005 denied the Klamath Tribes’ request to reconsider the dismissal. In October 2005, the Klamath Tribes appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) and briefing was completed in March 2006. In February 2008, the Ninth Circuit affirmed the District Court’s 2005 decisions dismissing the case. In May 2008, the plaintiffs filed a petition requesting review by the U.S. Supreme Court. PacifiCorp filed a brief in opposition to the petition in June 2008. PacifiCorp believes the outcome of this proceeding will not have a material impact on its consolidated financial results.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 8, 2008	/s/ Patrick J. Goodman
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