Form 10-Q
period 2009-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2009-05-08
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2009, 74,859,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, cash flows, and changes in equity for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2008.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 8, 2009

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,072	$280
Trade receivables, net	1,173	1,310
Inventories	551	566
Derivative contracts	239	227
Investments	316	1,505
Other current assets	676	529
Total current assets	4,027	4,417

Property, plant and equipment, net	28,736	28,454
Goodwill	5,001	5,023
Regulatory assets	2,029	2,156
Derivative contracts	82	97
Investments and other assets	1,297	1,294

Total assets	$41,172	$41,441

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2009	2008

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$972	$1,240
Accrued interest	332	340
Accrued property, income and other taxes	278	561
Derivative contracts	154	183
Short-term debt	659	836
Current portion of long-term debt	246	421
Current portion of MEHC subordinated debt	234	734
Other current liabilities	615	578
Total current liabilities	3,490	4,893

Regulatory liabilities	1,526	1,506
Derivative contracts	533	546
MEHC senior debt	5,121	5,121
MEHC subordinated debt	588	587
Subsidiary debt	13,470	12,533
Deferred income taxes	4,053	3,949
Other long-term liabilities	1,769	1,829
Total liabilities	30,550	30,964

Commitments and contingencies (Note 12)

Equity:
MEHC shareholders’ equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	-	-
Additional paid-in capital	5,455	5,455
Retained earnings	5,848	5,631
Accumulated other comprehensive loss, net	(957)	(879)
Total MEHC shareholders’ equity	10,346	10,207
Noncontrolling interests	276	270
Total equity	10,622	10,477

Total liabilities and equity	$41,172	$41,441

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2009	2008

Operating revenue:
Energy	$2,796	$3,115
Real estate	173	241
Total operating revenue	2,969	3,356

Operating costs and expenses:
Energy:
Cost of sales	1,164	1,456
Operating expense	703	592
Depreciation and amortization	296	273
Real estate	192	263
Total operating costs and expenses	2,355	2,584

Operating income	614	772

Other income (expense):
Interest expense	(318)	(328)
Capitalized interest	9	11
Interest and dividend income	15	18
Other, net	(44)	17
Total other income (expense)	(338)	(282)

Income before income tax expense and equity income	276	490
Income tax expense	61	147
Equity income	(9)	(3)
Net income	224	346
Less - net income attributable to noncontrolling interests	7	4
Net income attributable to MEHC	$217	$342

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$224	$346
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	300	278
Stock-based compensation	123	-
Amortization of regulatory assets and liabilities, net	18	(11)
Provision for deferred income taxes	147	118
Other, net	15	(7)
Changes in other operating assets and liabilities:
Trade receivables and other assets	166	39
Derivative collateral, net	(19)	(2)
Trading securities	193	-
Contributions to company-sponsored postretirement plans, net	(23)	(46)
Accounts payable and other liabilities	(491)	62
Net cash flows from operating activities	653	777

Cash flows from investing activities:
Capital expenditures	(812)	(710)
Purchases of available-for-sale securities	(125)	(61)
Proceeds from sales of available-for-sale securities	109	62
Proceeds from investments	1,000	393
Increase in restricted cash	(12)	(8)
Other, net	(3)	12
Net cash flows from investing activities	157	(312)

Cash flows from financing activities:
Proceeds from MEHC senior debt	-	649
Repayments of MEHC subordinated debt	(500)	-
Proceeds from subsidiary debt	992	397
Repayments of subsidiary debt	(195)	(299)
Net borrowings on MEHC revolving credit facility	39	-
Net repayments of subsidiary short-term debt	(214)	(107)
Net payment of hedging instruments	-	(99)
Net purchases of common stock	(123)	-
Other, net	(16)	2
Net cash flows from financing activities	(17)	543

Effect of exchange rate changes	(1)	1

Net change in cash and cash equivalents	792	1,009
Cash and cash equivalents at beginning of period	280	1,178
Cash and cash equivalents at end of period	$1,072	$2,187

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	(Loss) Income,	Noncontrolling
	Shares	Stock	Capital	Earnings	Net	Interests	Total

Balance, January 1, 2008	75	$-	$5,454	$3,782	$90	$256	$9,582
Net income	-	-	-	342	-	4	346
Other comprehensive income	-	-	-	-	9	-	9
Contributions	-	-	-	-	-	13	13
Distributions	-	-	-	-	-	(10)	(10)
Other equity transactions	-	-	-	-	-	(3)	(3)
Balance, March 31, 2008	75	$-	$5,454	$4,124	$99	$260	$9,937

Balance, January 1, 2009	75	$-	$5,455	$5,631	$(879)	$270	$10,477
Net income	-	-	-	217	-	7	224
Other comprehensive loss	-	-	-	-	(78)	(1)	(79)
Stock-based compensation	-	-	123	-	-	-	123
Exercise of common stock options	1	-	25	-	-	-	25
Common stock purchases	(1)	-	(148)	-	-	-	(148)
Contributions	-	-	-	-	-	8	8
Distributions	-	-	-	-	-	(15)	(15)
Other equity transactions	-	-	-	-	-	7	7
Balance, March 31, 2009	75	$-	$5,455	$5,848	$(957)	$276	$10,622

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company (“MEHC”) is a holding company that owns subsidiaries that are principally engaged in energy businesses (collectively with its subsidiaries, the “Company”). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. (“Berkshire Hathaway”). The balance of MEHC’s common stock is owned by a private investor group comprised of Mr. Walter Scott, Jr. (along with family members and related entities), who is a member of MEHC’s Board of Directors, and Mr. Gregory E. Abel, MEHC’s President and Chief Executive Officer. As of March 31, 2009, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.5%, 9.7% and 0.8%, respectively, of MEHC’s voting common stock.

The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy Generation-Domestic (which owns interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, the Company owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income attributable to MEHC or retained earnings. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 describes the most significant accounting estimates and policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company’s assumptions regarding significant accounting policies during the first three months of 2009.

(2)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires publicly traded companies to include the annual fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” in interim financial statements. FSP FAS 107-1 is effective for financial statements issued after June 15, 2009, with early application permitted. The Company will include the disclosures required by FSP FAS 107-1 within Notes to Consolidated Financial Statements in its June 30, 2009 interim financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that would shift the focus from an entity’s intent to hold the debt security until recovery to its intent to sell the debt security. The existing other-than-temporary impairment models for equity securities will continue to apply. In addition, FSP FAS 115-2 addresses whether an other-than-temporary impairment should be recognized in earnings, other comprehensive income or some combination thereof. FSP FAS 115-2 also expands the already required annual disclosures about other-than-temporary impairment for debt and equity securities and requires companies to include these expanded disclosures in interim financial statements. FSP FAS 115-2 is effective for financial statements issued after June 15, 2009, with early application permitted. The Company is currently evaluating the impact of adopting FSP FAS 115-2 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in determining when a market is not active and if a transaction is not orderly. In addition, FSP FAS 157-4 amends SFAS No. 157 to require disclosures in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 also amends SFAS No. 157 to define “major categories” to be consistent with those described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 157-4 is effective for financial statements issued after June 15, 2009, with early application permitted. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on its consolidated financial results and disclosures included within Notes to Consolidated Financial Statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 is intended to improve financial reporting about plan assets of defined benefit pension and other postretirement plans by requiring enhanced disclosures to enable investors to better understand how investment allocation decisions are made and the major categories of plan assets. FSP FAS 132(R)-1 also requires disclosure of the inputs and valuation techniques used to measure fair value and the effect of fair value measurements using significant unobservable inputs on changes in plan assets. In addition, FSP FAS 132(R)-1 establishes disclosure requirements for significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued after December 15, 2009, with early application permitted. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on its disclosures included within Notes to Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial results. The Company adopted SFAS No. 161 on January 1, 2009 and included the required disclosures within Notes to Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009. As a result, the Company has presented noncontrolling interests as a separate component of equity on the Consolidated Balance Sheets. Previously, these amounts were reported as minority interest and preferred securities of subsidiaries within the mezzanine section on the Consolidated Balance Sheets. Also, the Company has presented net income attributable to noncontrolling interests separately on the Consolidated Statements of Operations. Previously, these amounts were reported as minority interest and preferred dividends of subsidiaries on the Consolidated Statements of Operations.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

	Depreciation	March 31,	December 31,
	Life	2009	2008

Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$33,274	$32,795
Interstate pipeline assets	3-67 years	5,648	5,649
		38,922	38,444
Accumulated depreciation and amortization		(12,630)	(12,456)
Regulated assets, net		26,292	25,988

Non-regulated assets:
Independent power plants	10-30 years	681	681
Other assets	3-30 years	542	547
		1,223	1,228
Accumulated depreciation and amortization		(445)	(430)
Non-regulated assets, net		778	798

Net operating assets		27,070	26,786
Construction in progress		1,666	1,668
Property, plant and equipment, net		$28,736	$28,454

Substantially all of the construction in progress as of March 31, 2009 and December 31, 2008 relates to the construction of regulated assets.

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2008.

Rate Matters

Kern River Rate Case

In March 2006, Kern River received an initial decision from the presiding administrative law judge in Kern River’s 2004 general rate case filed in April 2004. In October 2006, the Federal Energy Regulatory Commission (“FERC”) issued an order that modified certain aspects of the administrative law judge’s initial decision, including changing the allowed return on equity from 9.34% to 11.2% and granting Kern River an income tax allowance. In April 2008, the FERC issued an order, consistent with its policy statement, granting Kern River’s request for rehearing to include master limited partnerships in the proxy group for determining the allowed rate of return on equity.

In September 2008, Kern River filed an Offer of Settlement and Stipulation (“Settlement”) that was supported or not opposed by a majority of the long-term shippers on Kern River’s system. In January 2009, the FERC issued an order rejecting the Settlement. The FERC found the Settlement would result in unjust and unreasonable rates and ordered Kern River to file compliance rates based on an allowed return on equity of 11.55%. Certain shippers filed timely requests for rehearing of the January 2009 order. Pursuant to the January 2009 order, Kern River made the compliance filing in March 2009. Comments and protests on Kern River’s March 2009 compliance filing have been submitted and a decision from the FERC is expected in 2009.

Oregon Senate Bill 408

In October 2007, PacifiCorp filed its tax report for 2006 under Oregon Senate Bill 408 (“SB 408”), which was enacted in September 2005. SB 408 requires that PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers file a report annually with the Oregon Public Utility Commission (the “OPUC”) comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. PacifiCorp’s amended filing indicated that for the 2006 tax year, PacifiCorp paid $35 million more in federal, state and local taxes than was collected in rates from its retail customers. PacifiCorp proposed to recover $27 million of the deficiency over a one-year period starting June 1, 2008 and to defer any excess into a balancing account for future disposition. In April 2008, the OPUC approved PacifiCorp’s revised request with $27 million to be recovered over a one-year period beginning June 1, 2008 and the remainder to be deferred until a later period, with interest to accrue at PacifiCorp’s authorized rate of return. In June 2008, PacifiCorp recorded a $27 million regulatory asset and associated revenues representing the amount to be collected from its Oregon retail customers over the one-year period that began on June 1, 2008. In April 2009, the OPUC approved recovery of the remaining balance, including interest, associated with PacifiCorp’s 2006 tax year over a one-year period beginning June 1, 2009.

The OPUC’s April 2008 order is being challenged by the Industrial Customers of Northwest Utilities (“ICNU”), which filed a petition in May 2008 with the Court of Appeals of the State of Oregon (“Court of Appeals”) seeking judicial review of the April 2008 order. In December 2008, ICNU filed their opening brief. In March 2009, a notice of withdrawal of the April 2008 order in judicial review was filed in the Court of Appeals by the OPUC. The notice stated that its purpose is to reconsider the order in light of the contentions raised on appeal. In the notice, the OPUC proposed to affirm, modify or reverse the order by May 25, 2009, which effectively suspended the legal proceeding until that date. The order has not been stayed and remains in lawful effect. PacifiCorp believes the outcome of these proceedings will not have a material impact on its consolidated financial results.

In October 2008, PacifiCorp filed its tax report for 2007 under SB 408. In April 2009, the OPUC approved the stipulation associated with PacifiCorp’s 2007 tax report authorizing recovery of $5 million, including interest, over a one-year period beginning June 1, 2009.

(5)	Fair Value Measurements

The Company has various financial instruments that are measured at fair value in the Consolidated Financial Statements, including derivative instruments and marketable debt and equity securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents the Company’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of March 31, 2009 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Commodity derivatives	$2	$731	$75	$(487)	$321
Investments in available-for-sale securities	235	98	38	-	371
Investments in trading securities	306	-	-	-	306
	$543	$829	$113	$(487)	$998

Liabilities:
Commodity derivatives	$(16)	$(785)	$(477)	$597	$(681)
Interest rate derivative	-	(6)	-	-	(6)
	$(16)	$(791)	$(477)	$597	$(687)

(1)	Primarily represents cash collateral requirements of $110 million and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

The following table presents the Company’s assets and liabilities recognized in the Consolidated Balance Sheet and measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Other(1)	Total

Assets(2):
Commodity derivatives	$2	$549	$136	$(363)	$324
Investments in available-for-sale securities	216	123	37	-	376
Investments in trading securities	499	-	-	-	499
	$717	$672	$173	$(363)	$1,199

Liabilities:
Commodity derivatives	$(55)	$(632)	$(505)	$469	$(723)
Interest rate derivative	-	(6)	-	-	(6)
	$(55)	$(638)	$(505)	$469	$(729)

(1)	Primarily represents cash collateral requirements and netting under master netting arrangements.

(2)	Does not include investments in either pension or other postretirement benefit plan assets.

The fair value of derivative instruments is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years, and therefore, the Company’s forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years or if the instrument is not actively traded. Given that limited market data exists for these instruments, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 6 for further discussion regarding the Company’s risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month periods ended March 31 (in millions):

	2009		2008
		Investments		Investments
		In Available-		In Available-
	Commodity	For-Sale	Commodity	For-Sale
	Derivatives	Securities	Derivatives	Securities

Beginning balance	$(369)	$37	$(311)	$73
Changes included in earnings(1)	18	-	(12)	-
Unrealized gains (losses) included in other comprehensive income	-	1	1	(7)
Unrealized gains (losses) included in regulatory assets and liabilities	(2)	-	14	-
Purchases, sales, issuances and settlements	(28)	-	(17)	-
Net transfers into or out of Level 3	(21)	-	-	-
Ending balance	$(402)	$38	$(325)	$66

(1)
Changes included in earnings are reported as operating revenues in the Consolidated Statements of Operations. Net unrealized gains (losses) included in earnings for the three-month periods ended March 31, 2009 and 2008, related to commodity derivatives held at March 31, 2009 and 2008, totaled $14 million and $(12) million, respectively.

(6)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to natural gas and electricity commodity price risk through MEHC’s ownership of PacifiCorp and MidAmerican Energy. Exposures to commodity prices include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity and natural gas supply for customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. Additionally, the Company is exposed to foreign currency risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

The Company employs established policies and procedures to manage its risks associated with these market fluctuations through the use of various commodity and financial derivative instruments, including those that settle both physically and financially. Each of the Company’s business platforms has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, the Company uses commodity derivative instruments, including forward contracts, futures, options, fixed price and basis swaps and other agreements, to effectively secure future supply or sell future production at fixed prices. To manage its interest rate risk on existing and future debt, the Company may from time to time enter into interest rate derivatives.

There have been no significant changes in the Company’s significant accounting policies related to derivatives. Refer to Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information on derivative instruments.

The following table summarizes the fair value of the Company’s derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheet as of March 31, 2009 (in millions):

	Balance Sheet Locations
	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total

Not Designated as Hedging Contracts(1)(2):
Commodity assets	$511	$216	$41	$15	$783
Commodity liabilities	(172)	(71)	(265)	(581)	(1,089)
Total	339	145	(224)	(566)	(306)

Designated as Cash Flow Hedging Contracts(1):
Commodity assets	3	1	19	2	25
Commodity liabilities	(2)	-	(100)	(87)	(189)
Interest rate liability	-	-	-	(6)	(6)
Total	1	1	(81)	(91)	(170)

Total derivatives(3)	340	146	(305)	(657)	(476)
Cash collateral receivable (payable)	(101)	(64)	151	124	110
Total derivatives - net basis	$239	$82	$(154)	$(533)	$(366)

(1)	Derivative instruments within these categories are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheet.

(2)
The majority of the Company’s commodity derivatives not designated as hedging contracts are recoverable from customers in regulated rates and as of March 31, 2009, a net regulatory asset of $315 million was recorded related to the net liabilities of $306 million.

(3)
The net notional amounts of outstanding commodity derivative contract volumes with fixed price terms that compose the mark-to-market values included above are (18) million megawatt hours of net electricity sales, 263 million decatherms of natural gas purchases and 13 million gallons of fuel purchases. The Company had 54 million decatherms of natural gas basis swaps. The notional amount of the Company’s interest rate derivative is denominated in Australian dollars (“AUD”) and totaled AUD $62 million.

Not Designated as Hedging Contracts

For most of the Company’s commodity derivatives not designated as hedging contracts, the settled cost is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery in rates are recorded as net regulatory assets or regulatory liabilities. For those contracts that are not included in regulated rates, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts and as costs of sales and operating expense for purchase contracts and energy swap contracts.

The following table summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings during the three-month period ended March 31, 2009 (in millions):

Net
Regulatory
Assets
(Liabilities)

Beginning balance	$446
Gains on derivatives recognized in net regulatory assets	(101)
Gains on derivatives reclassified to earnings - operating revenue	92
Losses on derivatives reclassified to earnings - cost of sales	(122)
Ending balance	$315

The following table summarizes the pre-tax gains and losses included within the Consolidated Statement of Operations associated with the Company’s commodity derivative contracts that are not recoverable from customers in regulated rates for the three-month period ended March 31, 2009 (in millions):

Gains
(Losses)

Operating revenue	$21
Costs of sales	(14)
Operating expense	(1)
Total	$6

Designated as Cash Flow Hedging Contracts

The Company uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for physical delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions.

The following table summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings during the three-month period ended March 31, 2009 (in millions):

	Accumulated Other Comprehensive Loss
	Commodity	Interest Rate
	Derivatives	Derivative	Total

Beginning balance	$83	$6	$89
Losses on derivatives recognized in OCI	88	-	88
Losses on derivatives reclassified to cost of sales	(23)	-	(23)
Ending balance	$148	$6	$154

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as operating revenue or costs of sales and operating expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2009 and 2008, hedge ineffectiveness was insignificant.

Credit Risk

PacifiCorp and MidAmerican Energy extend unsecured credit to other utilities, energy marketers, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties of their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with such counterparty.

PacifiCorp and MidAmerican Energy analyze the financial condition of each significant wholesale counterparty before entering into any transactions, establish limits on the amount of unsecured credit to be extended to each counterparty and evaluate the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, PacifiCorp and MidAmerican Energy enter into netting and collateral arrangements that may include margining and cross-product netting agreements and obtaining third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, PacifiCorp and MidAmerican Energy exercise rights under these arrangements, including calling on the counterparty’s credit support arrangement. Based on the Company’s policies and risk exposures related to credit, the Company does not anticipate a material adverse effect on its consolidated financial results as a result of counterparty nonperformance.

Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MEHC’s subsidiaries, principally PacifiCorp and MidAmerican Energy, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in the subsidiary’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2009, each subsidiary’s credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company’s derivative contracts in liability positions with specific credit-risk-related contingent features totaled $1.046 billion as of March 31, 2009, for which the Company had posted collateral of $275 million. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2009, the Company would have been required to post $430 million of additional collateral. The Company’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors.

(7)	Investments

In January 2009, the Company received $1 billion, plus accrued interest, in full satisfaction of the 14% Senior Notes from Constellation Energy Group, Inc. (“Constellation Energy”). For the three-month period ended March 31, 2009, the Company recognized losses on Constellation Energy common stock still held as of March 31, 2009 totaling $66 million and recognized gains on Constellation Energy common stock sold during the three-month period ended March 31, 2009 totaling $10 million, each of which are included in other, net on the Consolidated Statement of Operations.

In September 2008, MEHC reached a definitive agreement with BYD Company Limited (“BYD”) to purchase 225 million shares, representing approximately a 10% interest in BYD, at a price of Hong Kong (“HK”) $8 per share or HK$1.8 billion (approximately $230 million). Established in 1995, BYD is a Hong Kong listed company with two main businesses: technology, including rechargeable batteries, chargers and cell phone design and assembly, and automobiles. BYD has seven production bases in Guangdong, Beijing, Shanghai, and Xi’an and has offices in the United States, Europe, Japan, South Korea, India, Taiwan, Hong Kong and other regions. BYD has over 130,000 employees. The purchase was approved by an affirmative vote of the holders of two thirds of the outstanding shares of BYD at an extraordinary general meeting held on December 3, 2008. The closing remains subject to approval by the China Securities Regulatory Commission and the filing of amendments to BYD’s articles of association. In the event that the conditions precedent are not fulfilled by September 26, 2009, as amended, the parties are not bound to proceed with the transaction. MEHC expects the transaction to close in 2009.

(8)	Recent Debt Transactions

In January 2009, PacifiCorp issued $350 million of its 5.5% First Mortgage Bonds due January 15, 2019 and $650 million of its 6.0% First Mortgage Bonds due January 15, 2039.

(9)	Related Party Transactions

As of March 31, 2009 and December 31, 2008, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly-owned subsidiary trusts of MEHC of $587 million and $1.09 billion, respectively. Interest expense on these securities totaled $18 million and $23 million for the three-month periods ended March 31, 2009 and 2008, respectively. Accrued interest totaled $12 million and $27 million as of March 31, 2009 and December 31, 2008, respectively. In January 2009, MEHC repaid the remaining $500 million to affiliates of Berkshire Hathaway in full satisfaction of the aggregate amount owed pursuant to the $1 billion of 11% mandatory redeemable trust preferred securities issued by MidAmerican Capital Trust IV to affiliates of Berkshire Hathaway in September 2008.

For the three-month period ended March 31, 2009, the Company made cash payments for income taxes to Berkshire Hathaway totaling $315 million. For the three-month period ended March 31, 2008, the Company received cash payments for income taxes from Berkshire Hathaway totaling $25 million.

(10)	Employee Benefit Plans

Domestic Operations

Combined net periodic benefit cost for domestic pension and other postretirement benefit plans included the following components for the three-month periods ended March 31 (in millions):

	Pension		Other Postretirement
	2009	2008	2009	2008

Service cost	$8	$14	$2	$4
Interest cost	26	26	11	12
Expected return on plan assets	(26)	(29)	(9)	(11)
Net amortization	1	2	5	4
Net periodic benefit cost	$9	$13	$9	$9

Employer contributions to domestic pension and other postretirement benefit plans are expected to be $62 million and $39 million, respectively, for 2009. As of March 31, 2009, $22 million and $8 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

United Kingdom Operations

Net periodic benefit cost for the UK pension plan included the following components for the three-month periods ended March 31 (in millions):

	2009	2008

Service cost	$3	$6
Interest cost	19	26
Expected return on plan assets	(24)	(32)
Net amortization	4	5
Net periodic benefit cost	$2	$5

Employer contributions to the UK pension plan are expected to be £44 million for 2009. As of March 31, 2009, £11 million, or $16 million, of contributions had been made to the UK pension plan.

(11)	Income Taxes

The effective tax rates were 22% and 30% for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was due to the benefit of additional production tax credits and the effects of rate making at PacifiCorp and MidAmerican Funding, partially offset by a favorable foreign tax ruling in 2008.

(12)	Commitments and Contingencies

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

CalEnergy Generation-Foreign

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MEHC’s indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. (“LPG”) that MEHC’s indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In July 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco against CE Casecnan Ltd. and MEHC. LPG’s complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.’s and MEHC’s alleged improper calculation of the proforma financial projections and alleged improper settlement of the Philippine National Irrigation Administration arbitration. In January 2006, the Superior Court of the State of California entered a judgment in favor of LPG against CE Casecnan Ltd. Pursuant to the judgment, 15% of the distributions of CE Casecnan were deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, CE Casecnan Ltd. determined that LPG would retain ownership of 10% of the shares of CE Casecnan, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement, which are also being litigated. Certain predicate issues have been determined by the court and the remaining issues are fully briefed and pending before the court. The Company intends to vigorously defend and pursue the remaining claims.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. (“San Lorenzo”) in the District Court of Douglas County, Nebraska, seeking a declaratory judgment as to San Lorenzo’s right to repurchase 15% of the shares in CE Casecnan. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase 15% of the shares of CE Casecnan, that it is the rightful owner of such shares and that it is due all dividends paid on such shares. Currently, the action is in the discovery phase and a trial has been set to begin in November 2009. The impact, if any, of this litigation on the Company cannot be determined at this time. The Company intends to vigorously defend the counterclaims.

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters that have the potential to impact the Company’s current and future operations. The Company believes it is in material compliance with current environmental requirements.

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company’s operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company’s proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of March 31, 2009 and December 31, 2008 was $30 million and $33 million, respectively, and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp’s hydroelectric portfolio consists of 47 generating facilities with an aggregate facility net owned capacity of 1,158 megawatts (“MW”). The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp’s Klamath hydroelectric system is the remaining hydroelectric generating facility actively engaged in the relicensing process with the FERC.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 169-MW Klamath hydroelectric system in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue operating under annual licenses until the relicensing process is complete. As part of the relicensing process, the FERC is required to perform an environmental review, and in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the Klamath hydroelectric system’s impact on endangered species under a new FERC license consistent with the FERC staff’s recommended license alternative and terms and conditions issued by the United States Departments of the Interior and Commerce. These terms and conditions include construction of upstream and downstream fish passage facilities at the Klamath hydroelectric system’s four mainstem dams. PacifiCorp will need to obtain water quality certifications from Oregon and California prior to the FERC issuing a final license. PacifiCorp currently has water quality applications pending in Oregon and California.

In November 2008, PacifiCorp signed a non-binding agreement in principle (the “AIP”) that lays out a framework for the disposition of PacifiCorp’s Klamath hydroelectric system relicensing process, including a path toward dam transfer and removal by an entity other than PacifiCorp no earlier than 2020. Parties to the AIP are PacifiCorp, the United States Department of the Interior, the State of Oregon and the State of California. Any transfer of facilities and subsequent removal are contingent on PacifiCorp reaching a comprehensive final settlement with the AIP signatories and other stakeholders. Negotiations on a final agreement have begun and the AIP states that a final agreement is expected no later than June 30, 2009. As provided in the AIP, PacifiCorp’s support for a definitive settlement will depend on the inclusion of protection for PacifiCorp and its customers from uncapped dam removal costs and liabilities.

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

Hydroelectric relicensing and the related environmental compliance requirements and litigation are subject to uncertainties. PacifiCorp expects that future costs relating to these matters will be significant and will consist primarily of additional relicensing costs, as well as ongoing operations and maintenance expense and capital expenditures required by its hydroelectric licenses. Electricity generation reductions may result from the additional environmental requirements. PacifiCorp had incurred $60 million and $57 million in costs, included in construction in progress and reflected in property, plant and equipment, net on the Consolidated Balance Sheets, as of March 31, 2009 and December 31, 2008, respectively, for ongoing hydroelectric relicensing. While the costs of implementing new license provisions cannot be determined until such time as a new license is issued, such costs could be material.

FERC Investigation

During 2007, the Western Electricity Coordinating Council (the “WECC”) audited PacifiCorp’s compliance with several of the reliability standards developed by the North American Electric Reliability Corporation (the “NERC”). In April 2008, PacifiCorp received notice of a preliminary non-public investigation from the FERC and the NERC to determine whether an outage that occurred in PacifiCorp’s transmission system in February 2008 involved any violations of reliability standards. In November 2008, PacifiCorp received preliminary findings from the FERC staff regarding its non-public investigation into the February 2008 outage. Also in November 2008, in conjunction with the reliability standards review, the FERC assumed control of certain aspects of the WECC’s 2007 audit. PacifiCorp has engaged in discussions with FERC staff regarding their findings related to the WECC audit and the non-public investigation. However, PacifiCorp cannot predict the impact of the audit or the non-public investigation, if any, on its consolidated financial results at this time.

(13)	MEHC Shareholders’ Equity

Common stock options exercised during the three-month period ended March 31, 2009 were 703,329 having an exercise price of $35.05 per share, or $25 million. MEHC purchased the shares issued from the options exercised for $148 million. As a result, the Company recognized $125 million of stock-based compensation expense, including the Company’s share of payroll taxes, for the three-month period ended March 31, 2009, which is included in operating expense on the Consolidated Statement of Operations.

(14)	Comprehensive Income and Components of Accumulated Other Comprehensive Loss, Net

Comprehensive income attributable to MEHC consists of the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2009	2008

Net income attributable to MEHC	$217	$342
Other comprehensive (loss) income attributable to MEHC:
Unrecognized amounts on retirement benefits, net of tax of $4 and $1	10	3
Foreign currency translation adjustment	(48)	2
Fair value adjustment on cash flow hedges, net of tax of $(26) and $8	(40)	12
Unrealized losses on marketable securities, net of tax of $- and $(5)	-	(8)
Total other comprehensive (loss) income attributable to MEHC	(78)	9

Comprehensive income attributable to MEHC	$139	$351

Accumulated other comprehensive loss attributable to MEHC, net consists of the following components (in millions):

	As of
	March 31,	December 31,
	2009	2008

Unrecognized amounts on retirement benefits, net of tax of $(152) and $(156)	$(391)	$(401)
Foreign currency translation adjustment	(494)	(446)
Fair value adjustment on cash flow hedges, net of tax of $(29) and $(3)	(47)	(7)
Unrealized losses on marketable securities, net of tax of $(16) and $(16)	(25)	(25)
Total accumulated other comprehensive loss attributable to MEHC, net	$(957)	$(879)

(15)	Segment Information

MEHC’s reportable segments were determined based on how the Company’s strategic units are managed. The Company’s foreign reportable segments include CE Electric UK, whose business is principally in Great Britain, and CalEnergy Generation-Foreign, whose business is in the Philippines. Intersegment transactions, including the allocation of goodwill, have been eliminated or adjusted, as appropriate. Information related to the Company’s reportable segments is shown below (in millions):

	Three-Month Periods
	Ended March 31,
	2009	2008
Operating revenue:
PacifiCorp	$1,116	$1,095
MidAmerican Funding	1,136	1,373
Northern Natural Gas	241	232
Kern River	97	110
CE Electric UK	193	285
CalEnergy Generation-Foreign	23	29
CalEnergy Generation-Domestic	8	7
HomeServices	173	241
Corporate/other(1)	(18)	(16)
Total operating revenue	$2,969	$3,356

Depreciation and amortization:
PacifiCorp	$134	$117
MidAmerican Funding	82	72
Northern Natural Gas	16	15
Kern River	24	21
CE Electric UK	36	44
CalEnergy Generation-Foreign	6	5
CalEnergy Generation-Domestic	2	2
HomeServices	4	5
Corporate/other(1)	(4)	(3)
Total depreciation and amortization	$300	$278

Operating income:
PacifiCorp	$260	$231
MidAmerican Funding	156	175
Northern Natural Gas	159	148
Kern River	61	76
CE Electric UK	102	167
CalEnergy Generation-Foreign	16	21
CalEnergy Generation-Domestic	4	3
HomeServices	(19)	(22)
Corporate/other(1)	(125)	(27)
Total operating income	614	772
Interest expense	(318)	(328)
Capitalized interest	9	11
Interest and dividend income	15	18
Other, net	(44)	17
Total income before income tax expense and equity income	$276	$490

	Three-Month Periods
	Ended March 31,
	2009	2008
Interest expense:
PacifiCorp	$99	$84
MidAmerican Funding	51	48
Northern Natural Gas	15	15
Kern River	14	18
CE Electric UK	34	51
CalEnergy Generation-Foreign	1	2
CalEnergy Generation-Domestic	4	4
Corporate/other(1)	100	106
Total interest expense	$318	$328

	As of
	March 31,	December 31,
	2009	2008
Total assets:
PacifiCorp	$19,205	$18,339
MidAmerican Funding	10,561	10,632
Northern Natural Gas	2,614	2,595
Kern River	1,866	1,910
CE Electric UK	4,842	4,921
CalEnergy Generation-Foreign	456	442
CalEnergy Generation-Domestic	559	550
HomeServices	672	674
Corporate/other(1)	397	1,378
Total assets	$41,172	$41,441

(1)
The remaining differences between the segment amounts and the consolidated amounts described as “Corporate/other” relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (i) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (ii) intersegment eliminations.

Goodwill is allocated to each reportable segment included in total assets above. Goodwill as of December 31, 2008 and the changes for the three-month period ended March 31, 2009 by reportable segment are as follows (in millions):

			Northern		CE	CalEnergy
		MidAmerican	Natural	Kern	Electric	Generation	Home-
	PacifiCorp	Funding	Gas	River	UK	Domestic	Services	Total

Goodwill at December 31, 2008	$1,126	$2,102	$249	$34	$1,050	$71	$391	$5,023
Foreign currency translation	-	-	-	-	(15)	-	-	(15)
Other	-	-	(7)	-	-	-	-	(7)
Goodwill at March 31, 2009	$1,126	$2,102	$242	$34	$1,035	$71	$391	$5,001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of MidAmerican Energy Holdings Company (“MEHC”) and its subsidiaries (collectively, the “Company”) during the periods included herein. Explanations include management’s best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company’s historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q. The Company’s actual results in the future could differ significantly from the historical results.

The Company’s operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC (“MidAmerican Funding”) (which primarily includes MidAmerican Energy Company (“MidAmerican Energy”)), Northern Natural Gas Company (“Northern Natural Gas”), Kern River Gas Transmission Company (“Kern River”), CE Electric UK Funding Company (“CE Electric UK”) (which primarily includes Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”)), CalEnergy Generation-Foreign (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy Generation-Domestic (which owns interests in independent power projects in the United States) and HomeServices of America, Inc. (collectively with its subsidiaries, “HomeServices”). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, a combined electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

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

•
the impact of derivative instruments used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in the commodity prices, interest rates and other conditions that affect the value of derivatives instruments;

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

•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on financial results;

•	the Company’s ability to successfully integrate future acquired operations into its business;

•	other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MEHC’s filings with the United States Securities and Exchange Commission (the “SEC”) or in other publicly disseminated written documents.

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

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

Overview

Net income attributable to MEHC for 2009 was $217 million, a decrease of $125 million, or 37%, compared to 2008. The 2009 results included an after-tax stock-based compensation charge of $75 million as a result of the purchase of shares of common stock that were issued upon the exercise of stock options and an after-tax loss on the Constellation Energy Group, Inc. (“Constellation Energy”) common stock investment of $33 million. Additionally, the stronger United States dollar resulted in decreased net income from CE Electric UK of $18 million. Excluding the impact of these items, net income attributable to MEHC increased $1 million for 2009 compared to 2008. Net income attributable to MEHC was higher due to increased operating income at PacifiCorp and Northern Natural Gas, partially offset by lower operating income at MidAmerican Funding, Kern River and CE Electric UK. PacifiCorp’s operating income was higher due to higher margins and net derivative movements, partially offset by higher depreciation expense. Northern Natural Gas’ operating income was higher due to additional revenue related to the completion of expansion projects. MidAmerican Funding’s operating income was lower due to higher depreciation associated with new wind generating facilities placed in service, the timing of maintenance and higher property taxes. Lower per unit wholesale revenues at MidAmerican Funding were largely offset by higher sales units and lower per unit costs of sales from additional wind and nuclear generation. Operating income was lower at Kern River due to benefits from a 2008 reduction in the customer rate case refund liability, while operating income at CE Electric UK was lower due to lower distribution tariffs in 2009.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company’s significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as “Corporate/other,” relate principally to corporate functions, including administrative costs and intersegment eliminations.

A comparison of operating revenue and operating income for the Company’s reportable segments are summarized as follows (in millions):

	First Quarter
	2009	2008	Change
Operating revenue:
PacifiCorp	$1,116	$1,095	$21	2%
MidAmerican Funding	1,136	1,373	(237)	(17)
Northern Natural Gas	241	232	9	4
Kern River	97	110	(13)	(12)
CE Electric UK	193	285	(92)	(32)
CalEnergy Generation-Foreign	23	29	(6)	(21)
CalEnergy Generation-Domestic	8	7	1	14
HomeServices	173	241	(68)	(28)
Corporate/other	(18)	(16)	(2)	(13)
Total operating revenue	$2,969	$3,356	$(387)	(12)

Operating income:
PacifiCorp	$260	$231	$29	13%
MidAmerican Funding	156	175	(19)	(11)
Northern Natural Gas	159	148	11	7
Kern River	61	76	(15)	(20)
CE Electric UK	102	167	(65)	(39)
CalEnergy Generation-Foreign	16	21	(5)	(24)
CalEnergy Generation-Domestic	4	3	1	33
HomeServices	(19)	(22)	3	14
Corporate/other	(125)	(27)	(98)	*
Total operating income	$614	$772	$(158)	(20)

*	Not meaningful

PacifiCorp

Operating revenue increased $21 million for 2009 compared to 2008 due to favorable changes in the fair value of energy sales contracts accounted for as derivatives of $20 million and higher retail revenues of $14 million, partially offset by a $13 million decrease in wholesale and other revenue. The increase in retail revenue was due to higher prices approved by regulators totaling $28 million, partially offset by a 3% decrease in retail volumes principally related to lower average customer usage due to lower electricity demand as a result of current economic conditions. The decrease in wholesale and other revenue was due to lower average wholesale prices of $49 million, partially offset by a 7% increase in volumes totaling $17 million and higher revenue attributable to PacifiCorp’s majority owned coal mining operations. Overall, sales volumes decreased 1% for 2009 compared to 2008.

Operating income increased $29 million for 2009 compared to 2008 due to higher revenue of $21 million and lower energy costs of $39 million, partially offset by higher operating expenses of $14 million due to higher costs attributable to PacifiCorp’s majority owned coal mining operations and depreciation and amortization of $17 million due to the addition of new generating facilities. The decrease in energy costs consisted of the following (in millions):

Increase
(Decrease)

Purchased electricity	$(52)
Cost of natural gas, coal and other fuel	5
Changes in the fair value of energy purchase contracts accounted for as derivatives	9
Transmission and other	(1)
$(39)

The decrease in the cost of purchased electricity was due to lower average costs of $46 million and a decrease in the volume of purchased electricity of $21 million, partially offset by the effects of regulatory cost recovery adjustment mechanisms of $15 million. The addition of the Chehalis natural gas plant and new wind generating facilities in the second half of 2008 and the first quarter of 2009, along with the 1% decrease in overall sales volumes, allowed PacifiCorp to reduce its need for purchased electricity by 11%.

The cost of natural gas, coal and other fuel increased $5 million due to additional gas necessary to fuel Chehalis and other natural gas plants, partially offset by lower coal consumption from lower dispatch of the coal-fired generating facilities.

MidAmerican Funding

MidAmerican Funding’s operating revenue and operating income are summarized as follows (in millions):

	First Quarter
	2009	2008	Change
Operating revenue:
Regulated electric	$444	$483	$(39)	(8)%
Regulated natural gas	388	571	(183)	(32)
Nonregulated and other	304	319	(15)	(5)
Total operating revenue	$1,136	$1,373	$(237)	(17)

Operating income:
Regulated electric	$97	$116	$(19)	(16)%
Regulated natural gas	43	45	(2)	(4)
Nonregulated and other	16	14	2	14
Total operating income	$156	$175	$(19)	(11)

Regulated electric operating revenue decreased $39 million for 2009 compared to 2008. Wholesale revenue decreased $35 million due to a 28% decrease in average prices, reflecting reduced demand for electricity from current economic conditions, partially offset by a 7% increase in volumes from additional generation placed in service. Retail revenue decreased $4 million on lower volumes of 3% primarily related to lower industrial load and mild temperatures experienced in the service territory in 2009, partially offset by an increase in the average number of retail customers and higher demand-side management revenue. Overall, sales volumes increased by 1%. Regulated electric operating income decreased $19 million for 2009 compared to 2008. The lower revenue was largely offset by a decrease in the cost of energy of $40 million due to a lower average cost of purchased electricity of $23 million and a decrease in natural gas costs of $19 million due to lower volumes. The addition of new wind generating facilities in 2008 and the improved availability of the Quad Cities Nuclear Generating Station in 2009 allowed MidAmerican Funding to replace more expensive sources of electricity. Operating expenses increased $10 million as a result of increased demand-side management program costs, which are recovered from customers, the timing of scheduled maintenance and higher property taxes. Depreciation and amortization increased $10 million due to new wind generating facilities placed in service in 2008, partially offset by lower Iowa revenue sharing accruals.

Regulated natural gas operating revenue decreased $183 million for 2009 compared to 2008 due primarily to a reduction in the average per-unit cost of gas sold, which was passed on to customers, and lower retail sales volumes of 8% as a result of warmer temperatures. Regulated natural gas operating income decreased $2 million for 2009 compared to 2008 as a result of the warmer temperatures.

Nonregulated and other operating revenue decreased $15 million for 2009 compared to 2008 due to lower gas revenue of $26 million as a result of a 14% decrease in average prices and a 9% decrease in volumes, partially offset by higher electric revenue of $10 million due to a 6% increase in average prices. Nonregulated and other operating income increased $2 million for 2009 compared to 2008 due to higher margins, partially offset by higher operating expenses.

Northern Natural Gas

Operating revenue increased $9 million for 2009 compared to 2008 due to higher transportation revenue of $7 million resulting from the Northern Lights and other transportation expansion projects and higher storage revenue due to the expansion of its Redfield storage facilities. Operating income increased $11 million for 2009 compared to 2008 due to the higher transportation and storage revenues and lower operating expenses.

Kern River

Operating revenue decreased $13 million for 2009 compared to 2008 due to a $21 million reduction in Kern River’s customer refund liability recognized in 2008 related to the rate proceeding estimate, partially offset by higher market oriented and demand revenue of $8 million. Operating income decreased $15 million due to the lower operating revenue and higher depreciation of $2 million.

CE Electric UK

Operating revenue decreased $92 million for 2009 compared to 2008 due primarily to the impact from the foreign currency exchange rate totaling $72 million and lower distribution revenue of $18 million. Distribution revenue decreased as tariff rates were increased from April 2007 through March 2008 to bill under-recovered amounts under the regulatory formula. The tariff rates were lowered in April 2008. Operating income decreased $65 million for 2009 compared to 2008 due to the impact from the foreign currency exchange rate on operating income totaling $38 million. In addition to the lower distribution revenue, operating expenses increased $8 million due primarily to insurance recoveries in 2008 and depreciation and amortization increased $6 million reflecting additional capital expenditures.

CalEnergy Generation-Foreign

Operating revenue decreased $6 million and operating income decreased $5 million for 2009 compared to 2008 due to the higher than normal water flow and variable energy fees earned in 2008 at the Casecnan project.

HomeServices

Operating revenue decreased $68 million for 2009 compared to 2008 due to declines in transaction volumes and average home sale prices of 21% and 15%, respectively, reflecting the continuing weak United States housing market. Operating income increased $3 million for 2009 compared to 2008 due to lower commissions and operating expenses, offset by the lower revenue.

Corporate/other

Operating income decreased $98 million due to $125 million of stock-based compensation expense, including the Company’s share of payroll taxes, as a result of the purchase of common stock issued by MEHC upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire Hathaway Inc.’s acquisition of MEHC in 2000, partially offset by expense in 2008 for executive compensation and the nuclear project.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2009	2008	Change

Subsidiary debt	$210	$211	$(1)	-%
MEHC senior debt and other	84	87	(3)	(3)
MEHC subordinated debt - Berkshire Hathaway Inc.	18	23	(5)	(22)
MEHC subordinated debt - other	6	7	(1)	(14)
Total interest expense	$318	$328	$(10)	(3)

Interest expense decreased $10 million for 2009 compared to 2008 due to changes in the foreign currency exchange rate of $13 million, debt retirements and scheduled principal repayments, partially offset by debt issuances at domestic energy businesses and MEHC. The $1 billion long-term debt issuance by PacifiCorp in January 2009 resulted in $15 million of interest expense in the first quarter of 2009.

Other, Net

Other, net was expense of $44 million in 2009 compared to income of $17 million in 2008, a decrease of $61 million due primarily to the $56 million loss on the Constellation Energy common stock investment.

Income Tax Expense

Income tax expense decreased $86 million to $61 million for 2009 due primarily to lower pre-tax income. The effective tax rates were 22% and 30% for 2009 and 2008, respectively. The decrease in the effective tax rate was due to the benefit of additional production tax credits and the effects of rate making at PacifiCorp and MidAmerican Funding, partially offset by a favorable foreign tax ruling in 2008.

Equity Income

Equity income increased $6 million to $9 million for 2009 due to higher equity earnings at HomeServices related to its mortgage business.

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

As of March 31, 2009, the Company’s total net liquidity available was $6.7 billion. The components of total net liquidity available are as follows (in millions):

				Other
			MidAmerican	Reporting
	MEHC	PacifiCorp	Funding	Segments	Total(1)

Cash and cash equivalents	$28	$808	$8	$228	$1,072

Available revolving credit facilities	$835	$1,395	$904	$268	$3,402
Less:
Short-term borrowings and issuance of commercial paper	(255)	-	(323)	(81)	(659)
Tax-exempt bond support, letters of credit and other	(43)	(258)	(195)	(73)	(569)
Net revolving credit facilities available	$537	$1,137	$386	$114	$2,174

Net liquidity available before Berkshire Equity Commitment	$565	$1,945	$394	$342	$3,246
Berkshire Equity Commitment(2)	3,500				3,500
Total net liquidity available	$4,065				$6,746
Unsecured revolving credit facilities:
Maturity date(3)	2009, 2013	2012-2013	2009, 2013	2010
Largest single bank commitment as a % of total(4)	30%	15%	36%	27%

(1)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

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

(3)
MEHC and MidAmerican Energy each have a $250 million credit facility expiring in 2009. For further discussion regarding the Company’s credit facilities, refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(4)	An inability of financial institutions to honor their commitments could adversely affect the Company’s short-term liquidity and ability to meet long-term commitments.

The Company’s cash and cash equivalents were $1.1 billion as of March 31, 2009, compared to $280 million as of December 31, 2008. The Company has restricted cash and investments included in other current assets and investments and other assets on the Consolidated Balance Sheets of $385 million and $395 million as of March 31, 2009 and December 31, 2008, respectively, related to (i) the Company’s debt service reserve requirements relating to certain projects, (ii) trust funds related to nuclear decommissioning and coal mine reclamation, and (iii) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2009 and 2008 were $653 million and $777 million, respectively. The decrease was mainly due to higher income taxes paid of $326 million as a result of taxable income from the Constellation Energy transactions and the impact from the foreign currency exchange rate, partially offset by proceeds from the sale of Constellation Energy common stock, improved margins and working capital.

As of March 31, 2009, the Company held 14.8 million shares of Constellation Energy common stock with a total fair value of $306 million. During the three-month period ended March 31, 2009, shares of Constellation Energy common stock traded at a high of $27.97 per share and a low of $15.05 per share.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2009 and 2008 were $157 million and $(312) million, respectively. In January 2009, the Company received $1 billion, plus accrued interest, in full satisfaction of the 14% Senior Notes from Constellation Energy. In February 2008, the Company received proceeds from the maturity of a guaranteed investment contract of $393 million. Capital expenditures increased $102 million due primarily to higher capital expenditures at PacifiCorp associated with wind-powered generating facilities, including payments for wind-powered generating facilities placed in service in December 2008, transmission expansion, system upgrades and scheduled maintenance, partially offset by lower spending in 2009 associated with the construction of wind-powered generating facilities at MidAmerican Funding.

Capital Expenditures

Capital expenditures by reportable segment are summarized as follows (in millions):

	First Quarter
	2009	2008
Capital expenditures(1):
PacifiCorp	$567	$352
MidAmerican Funding	121	204
Northern Natural Gas	24	25
CE Electric UK	90	122
Other	10	7
Total capital expenditures	$812	$710

(1)	Excludes amounts for non-cash equity allowance for funds used during construction (“AFUDC”).

Capital expenditures consisted mainly of the following:

In 2009:

•
PacifiCorp spent $201 million during the first three months of 2009 on the development and construction of wind-powered generating facilities. In January 2009, 138 megawatts (“MW”) (nameplate ratings) of additional wind-powered generating facilities were placed in service by PacifiCorp. An additional 127.5 MW (nameplate ratings) of owned wind-powered generating facilities are expected to be placed in service by December 31, 2009.

•	Combined, PacifiCorp and MidAmerican Energy spent $107 million for transmission system expansion and upgrades, including the Energy Gateway Transmission Expansion Project at PacifiCorp.

•	Combined, PacifiCorp and MidAmerican Energy spent $69 million on emissions control equipment.

•	Combined, PacifiCorp and MidAmerican Energy spent $311 million for distribution, generation, mining and other infrastructure needed to serve existing and expected growing demand.

In 2008:

•	Combined, PacifiCorp and MidAmerican Energy spent $182 million during the first three months of 2008 on the development and construction of wind-powered generating facilities.

•	Combined, PacifiCorp and MidAmerican Energy spent $73 million on emissions control equipment.

•	Combined, PacifiCorp and MidAmerican Energy spent $30 million for transmission system expansion and upgrades.

•	Combined, PacifiCorp and MidAmerican Energy spent $271 million for distribution, generation, mining and other infrastructure needed to serve existing and growing demand.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2009 were $(17) million. Sources of cash totaled $1.031 billion and consisted of proceeds from the issuance of subsidiary debt totaling $992 million and net borrowings on the MEHC revolving credit facility totaling $39 million. Uses of cash totaled $1.048 billion and consisted mainly of $500 million for repayments of MEHC subordinated debt, $214 million for net repayments of subsidiary short-term debt, $195 million for repayments of subsidiary debt and $123 million for net purchases of common stock.

Net cash flows from financing activities for the three-month period ended March 31, 2008 were $543 million. Sources of cash totaled $1.048 billion and consisted mainly of proceeds from the issuance of MEHC senior debt totaling $649 million and subsidiary debt totaling $397 million. Uses of cash totaled $505 million and consisted mainly of $299 million for repayments of subsidiary debt, $107 million of net repayments of subsidiary short-term debt and a $99 million payment of hedging instruments related to the maturity of United States dollar denominated debt at CE Electric UK.

Long-term Debt

In January 2009, PacifiCorp issued $350 million of its 5.5% First Mortgage Bonds due January 15, 2019 and $650 million of its 6.0% First Mortgage Bonds due January 15, 2039.

In January 2009, MEHC repaid the remaining $500 million to affiliates of Berkshire Hathaway in full satisfaction of the aggregate amount owed pursuant to the $1 billion of 11% mandatory redeemable trust preferred securities issued by MidAmerican Capital Trust IV to affiliates of Berkshire Hathaway in September 2008.

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

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, the issuance of equity and other sources. These sources are expected to provide funds required for current operations, capital expenditures, acquisitions, investments, debt retirements and other capital requirements. The availability and terms under which each subsidiary has access to external financing depends on a variety of factors, including its credit rating, investors’ judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general. Additionally, the Berkshire Equity Commitment can be used for the purpose of (i) paying when due MEHC’s debt obligations and (ii) funding the general corporate purposes and capital requirements of MEHC’s regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC’s Board of Directors. The funding of any such drawing will be made by means of a cash equity contribution to us in exchange for additional shares of MEHC’s common stock. The Berkshire Equity Commitment expires on February 28, 2011.

Capital Expenditures

The Company has significant future capital requirements. Forecasted capital expenditures for fiscal 2009, which exclude non-cash equity AFUDC, are approximately $3.5 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear, changes in income tax laws, general business conditions, load projections, system reliability standards, the cost and efficiency of construction labor, equipment and materials, and the cost and availability of capital.

Forecasted capital expenditures for fiscal 2009 include the following:

•
PacifiCorp expects to spend $579 million for the Energy Gateway Transmission Expansion Project, which includes the construction of a 135-mile, double-circuit, 345-kilovolt transmission line to be built between the Populus substation located in southern Idaho and the Terminal substation located in the Salt Lake City area, one of the first major segments of the project.

•
Combined, PacifiCorp and MidAmerican Energy anticipate spending $454 million on wind-powered generating facilities of which 127.5 MW (nameplate ratings) are expected to be placed in service in 2009 and 111 MW (nameplate ratings) with planned in service dates in 2010.

•	Combined, PacifiCorp and MidAmerican Energy are projecting to spend $416 million for emissions control equipment in 2009.

•	Projects mainly for distribution, transmission, generation, mining and other infrastructure needed to serve existing and expected growing demand.

The above estimates also include PacifiCorp’s commitments for investments in emissions reduction technology resulting from MEHC’s acquisition of PacifiCorp as discussed further in Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K. Evaluation and development efforts are in progress related to additional prospective wind-powered generating facilities scheduled for completion during and after 2009.

MidAmerican Energy continues to evaluate additional cost effective wind-powered generation capacity. In March 2009, MidAmerican Energy filed with the IUB for its approval a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate (“OCA”) in conjunction with MidAmerican Energy’s ratemaking principles application for up to 1,001 MW (nameplate ratings) of additional wind-powered generation capacity in Iowa. MidAmerican Energy has not entered into any contracts for the development or construction of new wind-powered generation capacity or the purchase of any related wind turbines.

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

Refer to the “Environmental Regulation” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the “Environmental Regulation” section of this Form 10-Q for a detailed discussion.

BYD Company Limited

In September 2008, MEHC reached a definitive agreement with BYD Company Limited (“BYD”) to purchase 225 million shares, representing approximately a 10% interest in BYD, at a price of HK$8 per share or HK$1.8 billion (approximately $230 million). MEHC will finance the investment from general corporate funds. Refer to Note 7 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional discussion regarding the proposed transaction.

Contractual Obligations

Subsequent to December 31, 2008, there were no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, other than the 2009 debt issuances previously discussed. Additionally, refer to the “Capital Expenditures” discussion included in “Liquidity and Capital Resources.”

Regulatory Matters

In addition to the updates contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2008, refer to Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional regulatory matter updates.

PacifiCorp

Utah

In July 2008, PacifiCorp filed a general rate case with the Utah Public Service Commission (the “UPSC”) requesting an annual increase of $161 million, or an average price increase of 11%, prior to any consideration for the UPSC’s order in the 2007 general rate case. In September 2008, PacifiCorp filed supplemental testimony that reflected then-current revenues and other adjustments based on the August 2008 order in the 2007 general rate case. The supplemental filing reduced PacifiCorp’s request to $115 million. In October 2008, the UPSC issued an order changing the test period from the twelve months ending June 2009 using end-of-period rate base to the forecast calendar year 2009 using average rate base. In December 2008, PacifiCorp updated its filing to reflect the change in the test period. The updated filing proposes an increase of $116 million, or an average price increase of 8%. The UPSC issued an order resetting the beginning of the 240-day statutory time period required to process the case to the date of the September 2008 supplemental filing. In February 2009, a settlement agreement was reached among the parties who had filed testimony in the cost of capital phase of the rate case. A stipulation was filed with the UPSC requesting that the UPSC set the weighted cost of capital at 8.4% with a return on equity at 10.6%. The UPSC approved the cost of capital settlement agreement by bench order in March 2009. Rebuttal testimony was filed with the UPSC for the 2008 general rate case in March 2009 supporting a rate increase of $57 million, or 4%, which reflects the cost of capital settlement. In March 2009, a settlement agreement was filed with the UPSC resolving all remaining revenue requirement issues resulting in parties agreeing, among other settlement terms, on a $45 million, or 3%, rate increase that will be effective on May 8, 2009. In April 2009, the UPSC issued its final order approving the revenue requirement settlement agreement without modification.

In March 2009, PacifiCorp filed for an energy cost adjustment mechanism with the UPSC. The filing recommends that the UPSC adopt the energy cost adjustment mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. This proceeding will be scheduled in June 2009 with the general rate case discussed below.

In April 2009, PacifiCorp filed a notice of intent to file a general rate case with the UPSC in June 2009. PacifiCorp is proposing to use a twelve month ending December 31, 2010 forecasted test period. Furthermore, PacifiCorp is requesting that the UPSC approve the proposed test period and set a procedural schedule that will provide a decision on the test period that will enable PacifiCorp to finalize the revenue requirement and complete the preparation of other material in order to file the general rate case in June 2009.

Oregon

In March 2009, PacifiCorp made the initial filing for the annual transition adjustment mechanism (“TAM”) with the OPUC for an annual increase of $21 million, or 2%, to recover the anticipated net power costs for the year beginning January 1, 2010. The expected effective date for the TAM is January 1, 2010. In April 2009, PacifiCorp filed a general rate case for an increase of $92 million, or 9%. If approved, rates will be effective no later than February 3, 2010.

Wyoming

In July 2008, PacifiCorp filed a general rate case with the Wyoming Public Service Commission (the “WPSC”) requesting an annual increase of $34 million, or an average price increase of 7%, with an effective date of May 24, 2009. Power costs were excluded from the filing and were addressed separately in PacifiCorp’s annual power cost adjustment mechanism (“PCAM”) application filed in February 2009. In October 2008, the general rate case request was reduced by $5 million, to $29 million, to reflect a change in the in-service date of the High Plains wind-powered generating plant. In March 2009, a settlement agreement was filed with the WPSC requesting an increase in Wyoming rates of $18 million annually, beginning May 24, 2009, for an average overall increase of 4%. The WPSC held and completed public hearings on the 2008 general rate case in March 2009. The WPSC issued a bench decision approving the stipulation agreement and an $18 million rate increase effective with service on and after May 24, 2009. The final order is expected in May 2009.

In February 2009, PacifiCorp filed its annual PCAM application with the WPSC. The PCAM application requests recovery of the difference between actual net power costs and the amount included in base rates, subject to certain limitations, for the period December 1, 2007 through November 30, 2008, and establishes for the first time, an adjustment for the difference between forecasted net power costs and the amount included in base rates for the period December 1, 2008 through November 30, 2009. In the 2009 PCAM docket, PacifiCorp is requesting a $2 million reduction to the current annual surcharge rate based on the results for the twelve-month period ending November 30, 2008, as well as a $16 million increase to the annual surcharge rate for the forecasted twelve-month period ending November 30, 2009, resulting in a net increase to the annual surcharge rate of $14 million, or 3%, on a combined basis. In March 2009, the WPSC approved PacifiCorp’s motion to implement an interim rate increase of $7 million effective April 1, 2009 consistent with the interim PCAM increase agreed to in the 2008 general rate case settlement agreement. A public hearing regarding the 2009 PCAM docket is scheduled for August 12, 2009.

Idaho

In September 2008, PacifiCorp filed a general rate case with the Idaho Public Utilities Commission (the “IPUC”) for an annual increase of $6 million, or an average price increase of 4%. In February 2009, a settlement signed by PacifiCorp, the IPUC staff and intervening parties was filed with the IPUC resolving all issues in the 2008 general rate case. The agreement stipulates a $4 million increase, or 3% average rate increase, for non-contract retail customers in Idaho. As part of the stipulation, intervening parties acknowledged that PacifiCorp’s acquisition of the 520-MW natural gas-fired Chehalis plant was prudent and the investment should be included in PacifiCorp’s revenue requirement, and that PacifiCorp has demonstrated that its demand-side management programs are prudent. The parties also agreed on a base level of net power costs for any future energy cost adjustment mechanism calculations if a mechanism is adopted in Idaho. In February 2009, parties to the stipulation filed supporting testimony recommending the IPUC approve the stipulation as filed. Public hearings were held in March 2009 for the IPUC to hear evidence in support of the settlement and associated price increase. In April 2009, the IPUC issued an order approving the stipulation effective April 18, 2009.

Environmental Regulation

In addition to the updates contained herein, refer to Note 12 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q and Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding certain environmental matters affecting PacifiCorp’s and MidAmerican Energy’s operations.

Climate Change

In April 2009, the Environmental Protection Agency (“EPA”) issued a proposed finding, in response to the United States Supreme Court’s 2007 decision in the case of Massachusetts v. EPA, that under Section 202(a) of the Clean Air Act six greenhouse gases – carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride – threaten the public health and welfare of current and future generations. The proposed finding will be subject to a 60-day public comment period before being finalized. The finding does not include any proposed regulations regarding greenhouse gas emissions; however, such regulatory or legislative action could have a significant adverse impact on PacifiCorp’s and MidAmerican Energy’s current and future fossil-fueled generating facilities.

Credit Ratings

As of March 31, 2009, MEHC’s senior unsecured debt credit ratings were as follows: Moody’s Investor Service, “Baa1/stable;” Standard & Poor’s, “BBB+/stable;” and Fitch Ratings, “BBB+/stable.” Debt and preferred securities of MEHC and certain of its subsidiaries are rated by nationally recognized credit rating agencies. Assigned credit ratings are based on each rating agency’s assessment of the rated company’s ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

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

A change in each of MEHC’s subsidiary’s, principally PacifiCorp and MidAmerican Energy, credit ratings could result in the requirement to post cash collateral, letters of credit or other similar credit support under certain agreements, including derivative contracts, related to their procurement or sale of electricity, natural gas, coal, transportation and other supplies. In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require MEHC’s subsidiaries to maintain specific credit ratings from one or more of the major credit ratings agencies on their unsecured debt. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels (“credit-risk-related contingent features”) or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in the subsidiary’s creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2009, each subsidiary’s credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2009, the Company would have been required to post $763 million of additional collateral. The Company’s collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of the Company’s collateral requirements specific to the Company’s derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the Consolidated Financial Statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the Consolidated Financial Statements will likely increase or decrease in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies have not changed materially since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s exposure to market risk and its management of such risk has not changed materially since December 31, 2008. Refer to Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for disclosure of the Company’s derivative positions as of March 31, 2009 and December 31, 2008.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Refer to Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for material developments since December 31, 2008.

Item 1A.	Risk Factors

There has been no material change to the Company’s risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: May 8, 2009	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment, dated as of April 15, 2009, to the Amended and Restated Credit Agreement, dated as of July 6, 2006, by and among MidAmerican Energy Holdings Company, as Borrower, The Banks and Other Financial Institutions Parties Hereto, as Banks, JPMorgan Chase Bank, N.A., as L/C Issuer, Union Bank of California, N.A., as Administrative Agent, The Royal Bank of Scotland PLC, as Syndication Agent, and ABN Amro Bank N.V., JPMorgan Chase Bank, N.A. and BNP Paribas as Co-Documentation Agents.

10.2
First Amendment, dated as of April 15, 2009, to the Amended and Restated Credit Agreement, dated as of July 6, 2006, by and among MidAmerican Energy Company, the Lending Institutions Party Hereto, as Banks, Union Bank of California, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and The Royal Bank of Scotland plc, ABN AMRO Bank N.V. and BNP Paribas as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.3
First Amendment, dated as of April 15, 2009, to the $700,000,000 Credit Agreement dated as of October 23, 2007 among PacifiCorp, The Banks Party thereto, The Royal Bank of Scotland plc, as Syndication Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.4
First Amendment, dated as of April 15, 2009, to the $800,000,000 Amended and Restated Credit Agreement dated as of July 6, 2006 among PacifiCorp, The Banks Party thereto, The Royal Bank of Scotland plc, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

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