Form 10-Q
period 2010-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2010-08-06
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number	Exact name of registrant as specified in its charter; State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

001-14881	MIDAMERICAN ENERGY HOLDINGS COMPANY	94-2213782
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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2010, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

PART I

Item 1.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of June 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and of cash flows and changes in equity for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
August 6, 2010

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$471	$429
Trade receivables, net	1,050	1,308
Inventories	556	591
Derivative contracts	140	136
Investments and restricted cash and investments	74	83
Other current assets	457	546
Total current assets	2,748	3,093

Property, plant and equipment, net	31,002	30,936
Goodwill	5,003	5,078
Investments and restricted cash and investments	2,308	2,702
Regulatory assets	2,264	2,093
Derivative contracts	26	52
Other assets	901	730

Total assets	$44,252	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$727	$918
Accrued interest	338	344
Accrued property, income and other taxes	285	277
Derivative contracts	138	123
Short-term debt	294	179
Current portion of long-term debt	807	379
Other current liabilities	711	683
Total current liabilities	3,300	2,903

Regulatory liabilities	1,597	1,603
Derivative contracts	497	458
MEHC senior debt	5,371	5,371
MEHC subordinated debt	293	402
Subsidiary debt	12,965	13,600
Deferred income taxes	5,686	5,604
Other long-term liabilities	1,652	1,900
Total liabilities	31,361	31,841

Commitments and contingencies (Note 12)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value,
75 shares issued and outstanding	—	—
Additional paid-in capital	5,444	5,453
Retained earnings	7,236	6,788
Accumulated other comprehensive (loss) income, net	(13)	335
Total MEHC shareholders' equity	12,667	12,576
Noncontrolling interests	224	267
Total equity	12,891	12,843

Total liabilities and equity	$44,252	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Operating revenue:
Energy	$2,289	$2,223	$5,027	$5,019
Real estate	341	279	540	452
Total operating revenue	2,630	2,502	5,567	5,471

Operating costs and expenses:
Energy:
Cost of sales	818	779	1,980	1,943
Operating expense	607	607	1,222	1,310
Depreciation and amortization	312	307	623	603
Real estate	313	262	523	454
Total operating costs and expenses	2,050	1,955	4,348	4,310

Operating income	580	547	1,219	1,161

Other income (expense):
Interest expense	(306)	(323)	(614)	(641)
Capitalized interest	14	9	28	18
Interest and dividend income	14	13	20	28
Other, net	19	122	56	78
Total other income (expense)	(259)	(179)	(510)	(517)

Income before income tax expense and
equity income	321	368	709	644
Income tax expense	71	111	127	172
Equity income	(8)	(19)	(5)	(28)
Net income	258	276	587	500
Net income attributable to noncontrolling interests	5	5	92	12
Net income attributable to MEHC	$253	$271	$495	$488

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$587	$500
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	630	611
Stock-based compensation	—	123
Changes in regulatory assets and liabilities	22	8
Provision for deferred income taxes	150	295
Other, net	(14)	(16)
Changes in other operating assets and liabilities:
Trade receivables and other assets	273	338
Derivative collateral, net	(44)	79
Trading securities	—	499
Contributions to pension and other postretirement benefit plans, net	(119)	(55)
Accounts payable and other liabilities	(80)	(600)
Net cash flows from operating activities	1,405	1,782

Cash flows from investing activities:
Capital expenditures	(1,278)	(1,693)
Purchases of available-for-sale securities	(54)	(213)
Proceeds from sales of available-for-sale securities	55	203
Proceeds from Constellation Energy 14% note	—	1,000
Proceeds from sale of assets	80	—
Other, net	(34)	(11)
Net cash flows from investing activities	(1,231)	(714)

Cash flows from financing activities:
Repayments of MEHC subordinated debt	(67)	(567)
Proceeds from subsidiary debt	—	992
Repayments of subsidiary debt	(119)	(230)
Net proceeds from (repayments of) MEHC revolving credit facility	116	(216)
Net proceeds from (repayments of) subsidiary short-term debt	11	(315)
Net purchases of common stock	(56)	(123)
Other, net	(14)	(18)
Net cash flows from financing activities	(129)	(477)

Effect of exchange rate changes	(3)	4

Net change in cash and cash equivalents	42	595
Cash and cash equivalents at beginning of period	429	280
Cash and cash equivalents at end of period	$471	$875

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	(Loss) Income,	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Net	Interests	Equity

Balance, January 1, 2009	75	$—	$5,455	$5,631	$(879)	$270	$10,477
Net income	—	—	—	488	—	12	500
Other comprehensive income	—	—	—	—	257	—	257
Stock-based compensation	—	—	123	—	—	—	123
Exercise of common
stock options	1	—	25	—	—	—	25
Common stock purchases	(1)	—	(148)	—	—	—	(148)
Contributions	—	—	—	—	—	17	17
Distributions	—	—	—	—	—	(43)	(43)
Other equity transactions	—	—	—	—	—	11	11
Balance, June 30, 2009	75	$—	$5,455	$6,119	$(622)	$267	$11,219

Balance, January 1, 2010	75	$—	$5,453	$6,788	$335	$267	$12,843
Deconsolidation of BCC	—	—	—	—	—	(84)	(84)
Net income	—	—	—	495	—	92	587
Other comprehensive loss	—	—	—	—	(348)	—	(348)
Common stock purchases	—	—	(9)	(47)	—	—	(56)
Distributions	—	—	—	—	—	(13)	(13)
Other equity transactions	—	—	—	—	—	(38)	(38)
Balance, June 30, 2010	75	$—	$5,444	$7,236	$(13)	$224	$12,891

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Net income	$258	$276	$587	$500

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of
tax of $5, $(18), $18 and $(14)	13	(47)	46	(37)
Foreign currency translation adjustment	(37)	352	(209)	304
Fair value adjustment on cash flow hedges, net of
tax of $14, $18, $2 and $(8)	22	27	3	(13)
Unrealized (losses) gains on marketable securities, net of
tax of $(225), $2, $(124) and $2	(338)	3	(188)	3
Total other comprehensive (loss) income, net of tax	(340)	335	(348)	257

Comprehensive (loss) income	(82)	611	239	757
Comprehensive income attributable to noncontrolling
interests	5	5	92	12
Comprehensive (loss) income attributable to MEHC	$(87)	$606	$147	$745

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
General

MidAmerican Energy Holdings Company ("MEHC") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). The balance of MEHC's common stock is owned by Mr. Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Mr. Gregory E. Abel, a member of MEHC's Board of Directors and MEHC's President and Chief Executive Officer. As of June 30, 2010, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.8%, 9.4% and 0.8%, respectively, of MEHC's voting common stock.

The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), CE Electric UK Funding Company ("CE Electric UK") (which primarily consists of Northern Electric Distribution Limited ("Northern Electric") and Yorkshire Electricity Distribution plc ("Yorkshire Electricity")), CalEnergy Generation-Foreign (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy Generation-Domestic (which owns interests in independent power projects in the United States), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2010 and for the three- and six-month periods ended June 30, 2010 and 2009. The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2010.

(2)
New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06 ("ASU No. 2010-06"), which amends FASB Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. The Company adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation," with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise's involvement with a variable interest entity are enhanced. The Company adopted this guidance as of January 1, 2010 on a prospective basis. As a result, PacifiCorp's coal mining joint venture, Bridger Coal Company ("BCC"), was deconsolidated and is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact BCC's economic performance are shared with the joint venture partner. The deconsolidation of BCC resulted in a decrease in assets, liabilities and noncontrolling interest equity as of January 1, 2010 of $192 million, $108 million and $84 million, respectively.

(3)
Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30, 2010	December 31, 2009

Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$35,866	$35,616
Interstate pipeline assets	3-67 years	5,801	5,809
		41,667	41,425
Accumulated depreciation and amortization		(13,332)	(13,336)
Regulated assets, net		28,335	28,089

Nonregulated assets:
Independent power plants	10-30 years	678	677
Other assets	3-30 years	477	480
		1,155	1,157
Accumulated depreciation and amortization		(489)	(462)
Nonregulated assets, net		666	695

Net operating assets		29,001	28,784
Construction in progress		2,001	2,152
Property, plant and equipment, net		$31,002	$30,936

Substantially all of the construction in progress as of June 30, 2010 and December 31, 2009 relates to the construction of regulated assets.

(4)
Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2009.

Rate Matters

Kern River Rate Case

In January 2009, the Federal Energy Regulatory Commission ("FERC") ordered Kern River to file compliance rates based on an allowed return on equity of 11.55%. Kern River made the initial compliance filing in March 2009, and a revised filing in September 2009. A request for rehearing of the FERC's January 2009 order, as well as comments and protests on Kern River's March 2009 and September 2009 compliance filings, were timely filed. In December 2009, the FERC issued an order establishing rates for the period of Kern River's current long-term contracts ("Period One rates"), and affirmed its prior opinion with regard to Kern River's allowed return, while requiring that rates be levelized for shippers that elect to continue to take service following the expiration of their current contracts ("Period Two rates"). The FERC set all other issues related to Period Two rates for settlement processes, and a hearing should settlement processes fail. Kern River made a compliance filing conforming its Period One rates to the FERC's order in January 2010 and then filed illustrative Period Two rates in February 2010 as required by the FERC's order. Also in January 2010, Kern River filed a request for rehearing of the FERC's December 2009 order and also filed in the United States Court of Appeals for the District of Columbia Circuit a request for review of the rulings in the FERC's December 2009 order. Kern River sought the FERC's authority to issue provisional refunds to its shippers subject to its right of recoupment, if necessary, based on the final rulings in the matter, and such authority was granted by the FERC in March 2010. In March 2010, the settlement discussions ordered by the FERC regarding Period Two rates reached an impasse and were terminated. Discovery commenced under a contested case procedural schedule and Kern River filed testimony in June 2010. Also in June 2010, the United States Court of Appeals for the District of Columbia Circuit dismissed Kern River's request for review without prejudice to its ability to re-file when all the proceedings at the FERC, including those related to Period Two rates, are concluded. Formal hearings for Period Two rates are scheduled to commence in December 2010.

Oregon Senate Bill 408

Oregon Senate Bill 408 ("SB 408") requires PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers to file an annual report each October with the Oregon Public Utility Commission ("OPUC") comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. If after its review, the OPUC determines the amount of income taxes collected differs from the amount of income taxes paid by more than $100,000, the OPUC must require the public utility to establish an automatic adjustment clause to account for the difference.

The OPUC's April 2008 order approving the recovery of $35 million, plus interest, related to PacifiCorp's 2006 tax report is being challenged by the Industrial Customers of Northwest Utilities, which has petitioned the Oregon Court of Appeals for judicial review of, among other things, the application of certain administrative rules considered in the April 2008 order. In July 2010, the Oregon Court of Appeals held oral arguments on the matter. A decision is not expected until 2011, which could impact PacifiCorp's 2006 through 2008 tax reports filed under SB 408. PacifiCorp believes the outcome of these proceedings will not have a material impact on its consolidated financial results. The $35 million, plus interest, was previously recorded in earnings.

In October 2009, PacifiCorp filed its 2008 tax report under SB 408. PacifiCorp's filing for the 2008 tax year indicated that PacifiCorp paid $38 million more in income taxes than was collected in rates from its retail customers. In January 2010, PacifiCorp entered into a stipulation with OPUC staff and the Citizens' Utility Board of Oregon, agreeing to a lower recovery totaling $2 million, including interest. In April 2010, the OPUC issued an order adopting the stipulation in its entirety.

(5)
Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•
Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 — Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2010:
Assets:
Commodity derivatives	$3	$378	$26	$(241)	$166
Investments in available-for-sale securities:
Money market mutual funds(2)	394	—	—	—	394
Debt securities	85	39	41	—	165
Equity securities	1,873	—	—	—	1,873
Investments in trading securities - Equity	9	—	—	—	9
	$2,364	$417	$67	$(241)	$2,607
Liabilities:
Commodity derivatives	$(7)	$(552)	$(416)	$340	$(635)

As of December 31, 2009:
Assets:
Commodity derivatives	$3	$318	$36	$(169)	$188
Investments in available-for-sale securities:
Money market mutual funds(2)	376	—	—	—	376
Debt securities	70	79	46	—	195
Equity securities	2,230	8	—	—	2,238
	$2,679	$405	$82	$(169)	$2,997
Liabilities:
Commodity derivatives	$(5)	$(395)	$(395)	$218	$(577)
Interest rate derivative	—	(4)	—	—	(4)
	$(5)	$(399)	$(395)	$218	$(581)

(1)
Primarily represents netting under master netting arrangements and a net cash collateral receivable of $99 million and $49 million as of June 30, 2010 and December 31, 2009, respectively.
(2)
Amounts are included in cash and cash equivalents; current investments and restricted cash and investments; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

When available, the fair value of derivative contracts is determined using unadjusted quoted prices for identical contracts on the applicable exchange in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. Refer to Note 6 for further discussion regarding the Company's risk management and hedging activities.

The Company's investments in money market mutual funds and debt and equity securities are accounted for as either available-for-sale or trading securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of the Company's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and the Company's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period Ended June 30, 2010		Three-Month Period Ended June 30, 2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$(382)	$43	$(402)	$38
Changes included in earnings(1)	(4)	—	1	—
Changes in fair value recognized in other
comprehensive income	—	(2)	1	—
Changes in fair value recognized in net regulatory assets	(21)	—	36	—
Purchases, sales, issuances and settlements	17	—	6	—
Net transfers (to) from Level 2	—	—	(2)	—
Ending balance	$(390)	$41	$(360)	$38

	Six-Month Period Ended June 30, 2010		Six-Month Period Ended June 30, 2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$(359)	$46	$(369)	$37
Changes included in earnings(1)	5	—	19	—
Changes in fair value recognized in other
comprehensive income	—	(5)	1	1
Changes in fair value recognized in net regulatory assets	(49)	—	34	—
Purchases, sales, issuances and settlements	13	—	(22)	—
Net transfers (to) from Level 2	—	—	(23)	—
Ending balance	$(390)	$41	$(360)	$38

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of June 30, 2010 and 2009, net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2010 and 2009 totaled $(4) million and $1 million, respectively, and for the six-month periods ended June 30, 2010 and 2009 totaled $5 million and $15 million, respectively.

The Company's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of the Company's long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt (in millions):

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$19,436	$21,796	$19,752	$21,042

(6)
Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity and natural gas commodity price risk through MEHC's ownership of PacifiCorp and MidAmerican Energy (the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail natural gas and electricity services in competitive markets. The Utilities' load and generation assets represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for regulated and nonregulated retail customers. Electricity and natural gas prices are subject to wide price swings as supply and demand for these commodities are impacted by, among many other unpredictable items, changing weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

Each of the Company's business platforms has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity risk, the Company uses commodity derivative contracts, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company manages its interest rate risk by limiting its exposure to variable interest rates and by monitoring market changes in interest rates. The Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 5 for additional information on derivative contracts.

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total
As of June 30, 2010:
Not Designated as Hedging Contracts(1)(2):
Commodity assets	$243	$34	$49	$55	$381
Commodity liabilities	(61)	(8)	(232)	(564)	(865)
Total	182	26	(183)	(509)	(484)

Designated as Hedging Contracts(1):
Commodity assets	9	1	12	4	26
Commodity liabilities	(2)	(1)	(64)	(43)	(110)
Total	7	—	(52)	(39)	(84)

Total derivatives	189	26	(235)	(548)	(568)
Cash collateral (payable) receivable	(49)	—	97	51	99
Total derivatives - net basis	$140	$26	$(138)	$(497)	$(469)

As of December 31, 2009:
Not Designated as Hedging Contracts(1)(2):
Commodity assets	$219	$70	$22	$31	$342
Commodity liabilities	(30)	(17)	(171)	(476)	(694)
Interest rate liability	—	—	—	(4)	(4)
Total	189	53	(149)	(449)	(356)

Designated as Hedging Contracts(1):
Commodity assets	5	—	7	3	15
Commodity liabilities	(4)	—	(53)	(44)	(101)
Total	1	—	(46)	(41)	(86)

Total derivatives	190	53	(195)	(490)	(442)
Cash collateral (payable) receivable	(54)	(1)	72	32	49
Total derivatives - net basis	$136	$52	$(123)	$(458)	$(393)

(1)
Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.
(2)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates and as of June 30, 2010 and December 31, 2009, a net regulatory asset of $479 million and $353 million, respectively, was recorded related to the net derivative liability of $484 million and $352 million, respectively.

Not Designated as Hedging Contracts

For the Company's commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets. The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Beginning balance	$401	$315	$353	$446
Changes in fair value recognized in net regulatory assets	56	(96)	71	(197)
Gains reclassified to earnings - operating revenue	27	77	49	169
(Losses) gains reclassified to earnings - cost of sales	(5)	(49)	6	(171)
Ending balance	$479	$247	$479	$247

For the Company's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts, cost of sales and operating expense for purchase contracts and electricity and natural gas swap contracts and interest expense for the interest rate derivative. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with the Company's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Commodity derivatives:
Operating revenue	$2	$3	$12	$24
Cost of sales	(9)	3	(13)	(11)
Operating expense	(2)	2	(1)	1
Interest rate derivative - interest expense	4	—	4	—
Total	$(5)	$8	$2	$14

Designated as Hedging Contracts

The Company uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. The Company's derivative contracts designated as fair value hedges were not significant.

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (“OCI”), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods Ended June 30,
	2010	2009
	Commodity Derivatives	Commodity Derivatives	Interest Rate Derivative	Total(1)

Beginning balance	$119	$148	$6	$154
Gains recognized in OCI	(32)	(13)	(2)	(15)
Gains (losses) reclassified to earnings - revenue	4	(1)	—	(1)
Losses reclassified to earnings - cost of sales	(15)	(30)	—	(30)
Ending balance	$76	$104	$4	$108

	Six-Month Periods Ended June 30,
	2010	2009
	Commodity Derivatives	Commodity Derivatives	Interest Rate Derivative	Total(1)

Beginning balance	$81	$83	$6	$89
Losses (gains) recognized in OCI	18	75	(2)	73
Gains (losses) reclassified to earnings - revenue	5	(1)	—	(1)
Losses reclassified to earnings - cost of sales	(28)	(53)	—	(53)
Ending balance	$76	$104	$4	$108

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in accumulated other comprehensive income (loss) and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2010 and 2009, hedge ineffectiveness was insignificant. As of June 30, 2010, the Company had cash flow hedges with expiration dates extending through December 2022 and $29 million of pre-tax net unrealized losses are forecasted to be reclassified from accumulated other comprehensive income (“AOCI”) into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of June 30 (in millions):

	Unit of Measure	2010	2009
Commodity contracts:
Electricity sales	Megawatt hours	(14)	(17)
Natural gas purchases	Decatherms	235	272
Fuel purchases	Gallons	13	8
Interest rate derivative — variable to fixed swap	Australian dollars	—	59

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

The Utilities analyze the financial condition of each significant wholesale counterparty before entering into any transactions, establish limits on the amount of unsecured credit to be extended to each counterparty and evaluate the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, the Utilities enter into netting and collateral arrangements that may include margining and cross-product netting agreements and obtain third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, the Utilities exercise rights under these arrangements, including calling on the counterparty's credit support arrangement.

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization ("RTO") markets where it actively participates, including the Midwest Independent Transmission System Operator, Inc., the PJM Interconnection, L.L.C., and the Electric Reliability Council of Texas. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2010, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $617 million and $473 million as of June 30, 2010 and December 31, 2009, respectively, for which the Company had posted collateral of $145 million and $99 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2010 and December 31, 2009, the Company would have been required to post $251 million and $237 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)
Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30, 2010	December 31, 2009
Investments:
BYD common stock	$1,685	$1,986
Rabbi trusts	265	268
Other	85	97
Total investments	2,035	2,351

Restricted cash and investments:
Nuclear decommissioning trust funds	261	264
Mine reclamation trust funds	—	79
Other	86	91
Total restricted cash and investments	347	434

Total investments and restricted cash and investments	2,382	2,785
Less current portion	(74)	(83)
Noncurrent portion	$2,308	$2,702

MEHC's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of June 30, 2010 and December 31, 2009, the fair value of MEHC's investment in BYD common stock was $1.685 billion and $1.986 billion, respectively, which resulted in a pre-tax unrealized gain of $1.453 billion and $1.754 billion as of June 30, 2010 and December 31, 2009, respectively.

During 2009, the Company sold 19.9 million shares of Constellation Energy Group, Inc. ("Constellation Energy") common stock for $536 million, or an average price of $26.93 per share. For the three- and six-month periods ended June 30, 2009, the Company recognized pre-tax gains on Constellation Energy common stock totaling $93 million and $37 million, respectively, which are included in other, net on the Consolidated Statements of Operations.

The Company's restricted cash and investments are related to (a) the Company's debt service reserve requirements for certain projects, (b) funds held in trust for nuclear decommissioning and coal mine reclamation and (c) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project. Effective January 1, 2010, the Company deconsolidated BCC. Refer to Note 2 for further discussion.

(8)
Recent Debt Transactions

In July 2010, MEHC called and repaid at par value $92 million of 6.25% CalEnergy Capital Trust II subordinated debt due in February 2012.

In July 2010, Yorkshire Electricity closed on a £151 million finance contract with the European Investment Bank and issued £151 million of 4.13% notes due July 20, 2022. The net proceeds are being used to fund capital expenditures. Also in July 2010, Northern Electric closed on a £119 million finance contract with the European Investment Bank. Amounts available under the finance contract may be drawn upon through 2011.

In March 2010, CE Electric UK replaced its expiring £100 million unsecured credit facility with a £150 million unsecured credit facility expiring in March 2013. The £150 million credit facility has substantially the same covenant terms as the expiring £100 million credit facility.

(9)
Related Party Transactions

As of June 30, 2010 and December 31, 2009, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly-owned subsidiary trusts of MEHC of $286 million and $353 million, respectively. Interest expense on these securities totaled $8 million and $16 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $18 million and $34 million for the six-month periods ended June 30, 2010 and 2009, respectively. Accrued interest totaled $8 million as of June 30, 2010 and December 31, 2009.

For the six-month period ended June 30, 2010, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $65 million. For the six-month period ended June 30, 2009, the Company made cash payments for income taxes to Berkshire Hathaway totaling $315 million.

(10)
Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Pension:
Service cost	$7	$9	$14	$17
Interest cost	26	30	53	56
Expected return on plan assets	(30)	(30)	(57)	(56)
Net amortization	4	(1)	7	—
Net periodic benefit cost	$7	$8	$17	$17

Other Postretirement:
Service cost	$3	$2	$5	$4
Interest cost	10	10	21	21
Expected return on plan assets	(11)	(10)	(21)	(19)
Net amortization	2	1	6	6
Net periodic benefit cost	$4	$3	$11	$12

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $143 million and $33 million, respectively, during 2010. As of June 30, 2010, $118 million and $15 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

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

United Kingdom Operations

Net periodic benefit cost for the UK pension plan included the following components (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Service cost	$3	$3	$7	$6
Interest cost	22	21	44	40
Expected return on plan assets	(24)	(26)	(50)	(50)
Net amortization	7	3	15	7
Net periodic benefit cost	$8	$1	$16	$3

Employer contributions to the UK pension plan are expected to be £45 million during 2010. As of June 30, 2010, £22 million, or $34 million, of contributions had been made to the UK pension plan.

(11)
Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Federal statutory income tax rate	35%	35%	35%	35%
Federal and state income tax credits	(9)	(7)	(10)	(9)
State income tax, net of federal income tax benefit	3	2	3	1
CE Casecnan noncontrolling interest verdict	—	—	(3)	—
Tax effect of foreign income	(2)	(2)	(3)	(2)
Effects of ratemaking	(6)	(1)	(4)	(2)
Other, net	1	3	—	4
Effective income tax rate	22%	30%	18%	27%

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

PacifiCorp

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp's Jim Bridger generating facility in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger generating facility's Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards for opacity, which is a measurement of light that is obscured in the flue of a generating facility. The complaint alleged thousands of violations of asserted six-minute compliance periods and sought an injunction ordering the Jim Bridger generating facility's compliance with opacity limits, civil penalties of $32,500 per day per violation and the plaintiffs' costs of litigation. In February 2010, PacifiCorp, the Sierra Club and the Wyoming Outdoor Council reached an agreement in principle to settle all outstanding claims in the action. The settlement was memorialized in a consent decree and filed with the United States Environmental Protection Agency ("EPA") for review and also with the court for review and approval. In June 2010, the court approved the consent decree filed by the parties. The settlement did not have a material impact on the Company's consolidated financial results.

CalEnergy Generation-Foreign

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") shareholder agreement, MEHC's indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. ("LPG") that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco (the "Superior Court"), against CE Casecnan Ltd. and MEHC. LPG's complaint, as amended, seeks compensatory and punitive damages arising out of CE Casecnan Ltd.'s and MEHC's alleged improper calculation of the proforma financial projections and alleged improper settlement of the Philippine National Irrigation Administration arbitration. In January 2006, the Superior Court entered a judgment in favor of LPG against CE Casecnan Ltd regarding the calculation of the proforma financial projections. Pursuant to the judgment, 15% of the distributions of CE Casecnan were deposited into escrow plus interest at 9% per annum. The judgment was appealed, and as a result of the appellate decision, LPG retained ownership of 10% of the shares of CE Casecnan, with the remaining 5% share to be transferred to CE Casecnan Ltd. subject to certain buy-up rights under the shareholder agreement. The issues relating to the exercise of the buy-up right were decided by the Superior Court and in June 2009, LPG exercised its buy-up rights with respect to the remaining 5% ownership interest. In October 2009, the Superior Court issued a judgment declaring that after the buy up LPG was a 15% shareholder. The judgment was appealed in January 2010 and is expected to conclude in 2011. In July 2010, the Superior Court issued a decision denying the remainder of LPG's claims.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo") in the District Court of Douglas County, Nebraska (the "District Court"), seeking a declaratory judgment as to San Lorenzo's right to repurchase up to 15% of the shares in CE Casecnan. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase up to 15% of the shares of CE Casecnan, that it is the rightful owner of such shares and that it is due all dividends previously paid on such shares. In March 2010, after a two-week jury trial, the District Court declined to submit the claims and defenses in the case to the jury. Instead, the District Court issued a directed verdict in April 2010, which management believes is based in part on the January 2006 findings of the Superior Court in the California litigation involving LPG discussed above. The order finds that San Lorenzo was entitled to be a 15% shareholder of CE Casecnan effective March 30, 2002 and is owed $32 million as of March 31, 2010. The Superior Court subsequently issued an order in the California litigation which management believes contradicts the April 2010 order issued by the District Court. MEHC filed motions to vacate or modify the order of the District Court or to grant a new trial based on errors in the proceeding and in light of the Superior Court order in the California litigation based on the same facts. In July 2010, the District Court denied the motion to vacate or modify the order. In the event a new trial is not granted, the Company will vigorously pursue all of its rights to appeal the order and pursue a new trial.

As a result of the court's ruling, the Company established a $48 million noncontrolling interest attributable to San Lorenzo in CE Casecnan. The noncontrolling interest established consisted of (1) 15% of CE Casecnan's equity as of March 30, 2002 totaling $17 million; (2) an $83 million charge to net income attributable to noncontrolling interests representing 15% of CE Casecnan's earnings since March 30, 2002; and (3) a $52 million reduction to San Lorenzo's noncontrolling interest for 15% of CE Casecnan's dividends paid since March 30, 2002, which is recorded in other current liabilities on the Consolidated Balance Sheet. The court's ruling resulted in a $59 million after-tax charge to net income attributable to MEHC in March 2010. Depending on the ultimate outcome of the litigation, adjustments to this estimate may be necessary.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, climate change, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. The Company believes it is in material compliance with all applicable laws and regulations.

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company's operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company's proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of June 30, 2010 and December 31, 2009 was $18 million and $21 million, respectively, and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are legal obligations associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp's hydroelectric portfolio consists of 47 generating facilities with an aggregate facility net owned capacity of 1,158 megawatts ("MW"). The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

In February 2004, PacifiCorp filed with the FERC a final application for a new license to operate the 170-MW Klamath hydroelectric system in anticipation of the March 2006 expiration of the existing license. PacifiCorp is currently operating under an annual license issued by the FERC and expects to continue operating under annual licenses until the relicensing process is complete or the system's four mainstem dams are removed. As part of the relicensing process, the FERC is required to perform an environmental review and in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the Klamath hydroelectric system's impact on endangered species under a new FERC license consistent with the FERC staff's recommended license alternative and terms and conditions issued by the United States Departments of the Interior and Commerce. These terms and conditions include construction of upstream and downstream fish passage facilities at the Klamath hydroelectric system's four mainstem dams. Prior to the FERC issuing a final license, PacifiCorp is required to obtain water quality certifications from Oregon and California. PacifiCorp currently has water quality applications pending in Oregon and California; however, Oregon issued a letter in March 2010, holding the certification process in abeyance during the United States Secretary of the Interior's public interest determination.

In November 2008, PacifiCorp signed a non-binding agreement in principle ("AIP") that laid out a framework for the disposition of PacifiCorp's Klamath hydroelectric system relicensing process, including a path toward potential dam transfer and removal by an entity other than PacifiCorp no earlier than 2020. Subsequent to release of the AIP, negotiations between the parties continued with an expanded group of stakeholders. A final draft of the Klamath Hydroelectric Settlement Agreement ("KHSA") was released in January 2010 for public review. The parties to the KHSA, which include PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties, signed the KHSA in February 2010. Federal legislation to endorse and enact provisions of the KHSA is planned to be introduced in the United States Congress in 2010.

Under the terms of the KHSA, the United States Departments of the Interior and Commerce will conduct scientific and engineering studies and consult with state, local and tribal governments and other stakeholders, as appropriate, to determine by March 31, 2012 whether removal of the Klamath hydroelectric system's four mainstem dams will advance restoration of the salmonid fisheries of the Klamath Basin and is in the public interest. This determination will be made by the United States Secretary of the Interior. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

Under the KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA must be enacted to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. In addition, the KHSA limits PacifiCorp's contribution to dam removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. An additional $250 million for dam removal costs is expected to be raised through a California bond measure. If dam removal costs exceed $200 million and if the State of California is unable to raise the funds necessary for dam removal costs, sufficient funds would need to be obtained elsewhere in order for the KHSA and dam removal to proceed.

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

In July 2009, Oregon's governor signed a bill authorizing PacifiCorp to collect surcharges from its Oregon customers for Oregon's share of the customer contribution for the cost of removing the Klamath hydroelectric system's four mainstem dams. In March 2010, PacifiCorp filed with the OPUC to begin collecting the surcharge from Oregon customers, as of that date, subject to refund based on the OPUC's determination that the surcharges result in rates that are fair, just and reasonable. Also, in March 2010, PacifiCorp filed with the California Public Utilities Commission to collect a surcharge from PacifiCorp's California customers beginning January 1, 2011. The proceeds from the surcharges will be deposited in trust accounts to be established by each of the respective utility commissions.

As of June 30, 2010 and December 31, 2009, PacifiCorp had $71 million and $67 million, respectively, in costs related to the relicensing of the Klamath hydroelectric system included in construction in progress and reflected in property, plant and equipment, net on the Consolidated Balance Sheets. Recovery of relicensing costs is anticipated through traditional rate proceedings. The all-party settlement proposed in the Oregon rate case recommended recovery of relicensing costs effective January 1, 2011.

(13)
MEHC Shareholders' Equity

In March 2010, MEHC purchased 250,000 shares of common stock for $225 per share, or $56 million, from Mr. Scott (along with family members and related entities). In March 2009, 703,329 common stock options were exercised having an exercise price of $35.05 per share, or $25 million. Also in March 2009, MEHC purchased the shares issued from the options exercised for $148 million. As a result, the Company recognized $125 million of stock-based compensation expense, including the Company's share of payroll taxes, for the six-month period ended June 30, 2009, which is included in operating expense on the Consolidated Statement of Operations.

(14)
Components of Accumulated Other Comprehensive (Loss) Income, Net

Accumulated other comprehensive (loss) income attributable to MEHC, net consists of the following components (in millions):

	As of
	June 30, 2010	December 31, 2009

Unrecognized amounts on retirement benefits, net of tax of $(183) and $(201)	$(469)	$(515)
Foreign currency translation adjustment	(400)	(191)
Fair value adjustment on cash flow hedges, net of tax of $2 and $-	3	—
Unrealized gains on marketable securities, net of tax of $569 and $693	853	1,041
Total accumulated other comprehensive (loss) income attributable to MEHC, net	$(13)	$335

(15)
Segment Information

MEHC's reportable segments were determined based on how the Company's strategic units are managed. The Company's foreign reportable segments include CE Electric UK, whose business is principally in Great Britain, and CalEnergy Generation-Foreign, whose business is in the Philippines. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009

Operating revenue:
PacifiCorp	$1,052	$1,016	$2,158	$2,132
MidAmerican Funding	827	763	1,962	1,899
Northern Natural Gas	98	120	307	361
Kern River	88	96	174	193
CE Electric UK	206	197	398	390
CalEnergy Generation-Foreign	22	33	44	56
CalEnergy Generation-Domestic	8	7	16	15
HomeServices	341	279	540	452
Corporate/other(1)	(12)	(9)	(32)	(27)
Total operating revenue	$2,630	$2,502	$5,567	$5,471

Depreciation and amortization:
PacifiCorp	$142	$141	$282	$275
MidAmerican Funding	86	84	172	166
Northern Natural Gas	16	15	32	31
Kern River	27	24	54	48
CE Electric UK	37	41	76	77
CalEnergy Generation-Foreign	5	5	11	11
CalEnergy Generation-Domestic	2	2	4	4
HomeServices	3	4	7	8
Corporate/other(1)	(3)	(5)	(8)	(9)
Total depreciation and amortization	$315	$311	$630	$611

Operating income:
PacifiCorp	$273	$237	$531	$497
MidAmerican Funding	91	84	216	240
Northern Natural Gas	18	42	144	201
Kern River	48	59	97	120
CE Electric UK	122	95	212	197
CalEnergy Generation-Foreign	14	24	28	40
CalEnergy Generation-Domestic	4	4	8	8
HomeServices	28	17	17	(2)
Corporate/other(1)	(18)	(15)	(34)	(140)
Total operating income	580	547	1,219	1,161
Interest expense	(306)	(323)	(614)	(641)
Capitalized interest	14	9	28	18
Interest and dividend income	14	13	20	28
Other, net	19	122	56	78
Total income before income tax expense and
equity expense (income)	$321	$368	$709	$644

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Interest expense:
PacifiCorp	$101	$109	$202	$208
MidAmerican Funding	48	49	96	100
Northern Natural Gas	15	15	30	30
Kern River	13	14	26	28
CE Electric UK	35	36	72	70
CalEnergy Generation-Foreign	1	1	2	2
CalEnergy Generation-Domestic	4	4	8	8
Corporate/other(1)	89	95	178	195
Total interest expense	$306	$323	$614	$641

	As of
	June 30, 2010	December 31, 2009
Total assets:
PacifiCorp	$20,411	$20,244
MidAmerican Funding	10,680	10,732
Northern Natural Gas	2,637	2,657
Kern River	1,900	1,875
CE Electric UK	5,201	5,622
CalEnergy Generation-Foreign	388	463
CalEnergy Generation-Domestic	560	569
HomeServices	684	657
Corporate/other(1)	1,791	1,865
Total assets	$44,252	$44,684

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "Corporate/other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2010 (in millions):

	PacifiCorp	MidAmerican Funding	Northern Natural Gas	Kern River	CE Electric UK	CalEnergy Generation- Domestic	Home- Services	Total

Balance, December 31, 2009	$1,126	$2,102	$223	$34	$1,130	$71	$392	$5,078
Foreign currency translation	—	—	—	—	(63)	—	—	(63)
Other	—	—	(13)	—	—	—	1	(12)
Balance, June 30, 2010	$1,126	$2,102	$210	$34	$1,067	$71	$393	$5,003

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Energy Holdings Company ("MEHC") and its subsidiaries (collectively, the "Company") during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. The Company's actual results in the future could differ significantly from the historical results.

The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), CE Electric UK Funding Company ("CE Electric UK") (which primarily consists of Northern Electric Distribution Limited ("Northern Electric") and Yorkshire Electricity Distribution plc ("Yorkshire Electricity")), CalEnergy Generation-Foreign (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy Generation-Domestic (which owns interests in independent power projects in the United States), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the Company's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the Company's control and could cause actual results to differ materially from those expressed or implied by the Company's forward-looking statements. These factors include, among others:

•
general economic, political and business conditions in the jurisdictions in which the Company's facilities operate;

•
changes in federal, state and local governmental, legislative or regulatory requirements affecting the Company or the electric or gas utility, pipeline or power generation industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce plant output, accelerate plant retirements or delay plant construction;

•
the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage or supply of electricity and gas or the Company's ability to obtain long-term contracts with customers and suppliers;

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

•
the financial condition and creditworthiness of the Company's significant customers and suppliers;

•
changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for MEHC's and its subsidiaries' credit facilities;

•
changes in MEHC's and its subsidiaries' credit ratings;

•
performance of the Company's generating facilities, including unscheduled outages or repairs;

•
risks relating to nuclear generation;

•
the impact of derivative contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of derivative contracts;

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

•
the impact of new accounting guidance or changes in current accounting estimates and assumptions on consolidated financial results;

•
the Company's ability to successfully integrate future acquired operations into its business;

•
other risks or unforeseen events, including litigation, wars, the effects of terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MEHC's filings with the United States Securities and Exchange Commission ("SEC") or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in MEHC's filings with the SEC, including Part II, Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

Results of Operations for the Second Quarter and First Six Months of 2010 and 2009

Overview

Net income attributable to MEHC for the second quarter of 2010 was $253 million, a decrease of $18 million, or 7%, and for the first six months of 2010 was $495 million, an increase of $7 million, or 1%, compared to 2009. The results for the first six months of 2010 included an after-tax charge of $59 million related to the CE Casecnan noncontrolling interest verdict. The results for the second quarter and first six months of 2009 included an after-tax gain on the Constellation Energy Group, Inc. ("Constellation Energy") common stock investment of $55 million and $22 million, respectively, and the first six months of 2009 included an after-tax stock-based compensation charge of $75 million as a result of the purchase of shares of common stock that were issued upon the exercise of stock options. Excluding the impact of these items, net income attributable to MEHC increased $37 million, or 17%, for the second quarter and $13 million, or 2%, for the first six months of 2010 compared to 2009 due to higher net income at PacifiCorp, CE Electric UK and HomeServices, partially offset by lower net income at Northern Natural Gas, Kern River, CalEnergy Generation-Foreign and CalEnergy Generation-Domestic. Additionally, net income increased at MidAmerican Funding for the second quarter and decreased slightly for the first six months of 2010 as compared to 2009.

PacifiCorp's net income increased due to higher prices approved by regulators, higher sales of renewable energy credits, higher allowance for funds used during construction ("AFUDC") and a lower effective income tax rate, partially offset by lower wholesale and other revenue and benefits in 2009 from Oregon Senate Bill 408. CE Electric UK's net income increased for the second quarter of 2010 compared to 2009 due to higher distribution revenues. For the first six months of 2010 compared to 2009, higher distribution revenues were partially offset by over-recovery provisions recognized in the first quarter of 2010. HomeServices' net income increased due to higher closed units in 2010 in part due to the first-time home buyer tax credit, which was partially offset for the first six months of 2010 compared to 2009 by lower equity earnings related to lower refinance activity in its mortgage business. Net income at MidAmerican Funding increased for the second quarter of 2010 compared to 2009 due to higher regulated electric earnings and income tax benefits.

Net income at Northern Natural Gas and Kern River was lower as a result of lower revenue from less favorable market conditions. CalEnergy Generation-Foreign's net income decreased due to lower rainfall and related lower variable energy delivery fees earned in 2010 at the Casecnan project. CalEnergy Generation-Domestic's net income decreased due to the expiration of a favorable power purchase contract in 2009. Net income at MidAmerican Funding decreased slightly for the first six months of 2010 compared to 2009 primarily due to lower regulated electric wholesale earnings and storm restoration costs, partially offset by higher regulated electric retail earnings.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as "Corporate/other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2010	2009	Change		2010	2009	Change
Operating revenue:
PacifiCorp	$1,052	$1,016	$36	4%	$2,158	$2,132	$26	1%
MidAmerican Funding	827	763	64	8	1,962	1,899	63	3
Northern Natural Gas	98	120	(22)	(18)	307	361	(54)	(15)
Kern River	88	96	(8)	(8)	174	193	(19)	(10)
CE Electric UK	206	197	9	5	398	390	8	2
CalEnergy Generation-Foreign	22	33	(11)	(33)	44	56	(12)	(21)
CalEnergy Generation-Domestic	8	7	1	14	16	15	1	7
HomeServices	341	279	62	22	540	452	88	19
Corporate/other	(12)	(9)	(3)	(33)	(32)	(27)	(5)	(19)
Total operating revenue	$2,630	$2,502	$128	5	$5,567	$5,471	$96	2

Operating income:
PacifiCorp	$273	$237	$36	15%	$531	$497	$34	7%
MidAmerican Funding	91	84	7	8	216	240	(24)	(10)
Northern Natural Gas	18	42	(24)	(57)	144	201	(57)	(28)
Kern River	48	59	(11)	(19)	97	120	(23)	(19)
CE Electric UK	122	95	27	28	212	197	15	8
CalEnergy Generation-Foreign	14	24	(10)	(42)	28	40	(12)	(30)
CalEnergy Generation-Domestic	4	4	—	—	8	8	—	—
HomeServices	28	17	11	65	17	(2)	19	*
Corporate/other	(18)	(15)	(3)	(20)	(34)	(140)	106	76
Total operating income	$580	$547	$33	6	$1,219	$1,161	$58	5

* Not meaningful

PacifiCorp

Operating revenue increased $36 million for the second quarter of 2010 compared to 2009 due to higher retail revenue of $42 million and an increase in the sale of renewable energy credits totaling $24 million, partially offset by a decrease in wholesale and other revenue of $30 million. The increase in retail revenue was due to an increase in prices approved by regulators, a 3% increase in volumes and higher demand-side management revenue, partially offset by lower revenue related to Oregon Senate Bill 408 of $10 million. Retail volumes increased as a result of higher customer usage primarily due to industrial customers in PacifiCorp's eastern service territory. The decrease in wholesale and other revenue was due to a 21% decrease in average wholesale prices and the impact of deconsolidating PacifiCorp's coal mining joint venture, Bridger Coal Company ("BCC"), as a result of adopting authoritative guidance requiring equity method accounting treatment of the operations effective January 1, 2010, partially offset by a 13% increase in wholesale volumes.

Operating income increased $36 million for the second quarter of 2010 compared to 2009 due to the higher operating revenue and lower energy costs of $5 million, partially offset by higher operating expenses. Energy costs were lower due to a decrease in the average cost and volume of purchased electricity and the effects of regulatory cost recovery adjustment mechanisms for net power costs of $10 million, partially offset by higher fuel costs primarily associated with higher volumes of coal consumed. Operating expenses increased due to higher demand-side management costs, partially offset by the impact of deconsolidating BCC.

Operating revenue increased $26 million for the first six months of 2010 compared to 2009 due to higher retail revenue of $76 million and an increase in the sale of renewable energy credits totaling $46 million, partially offset by a decrease in wholesale and other revenue of $94 million. The increase in retail revenue was due to an increase in prices approved by regulators and higher demand-side management revenue, partially offset by lower revenue related to Oregon Senate Bill 408 of $10 million. The decrease in wholesale and other revenue was due to a 15% decrease in average wholesale prices, the impact of deconsolidating BCC and a 2% decrease in wholesale volumes.

Operating income increased $34 million for the first six months of 2010 compared to 2009 due to the higher operating revenue and lower energy costs of $32 million, partially offset by higher operating expenses totaling $17 million and higher depreciation and amortization of $7 million. Energy costs decreased due to a decrease in the volume and average cost of purchased electricity and the effects of regulatory cost recovery adjustment mechanisms for net power costs of $20 million, partially offset by higher fuel costs, higher transmission costs of $10 million and unfavorable changes in the fair value of energy purchase contracts accounted for as derivatives of $9 million. Operating expenses increased due to higher demand-side management costs, partially offset by the impact of deconsolidating BCC.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Second Quarter				First Six Months
	2010	2009	Change		2010	2009	Change
Operating revenue:
Regulated electric	$427	$391	$36	9%	$856	$835	$21	3%
Regulated natural gas	128	118	10	8	515	506	9	2
Nonregulated and other	272	254	18	7	591	558	33	6
Total operating revenue	$827	$763	$64	8	$1,962	$1,899	$63	3

Operating income:
Regulated electric	$74	$63	11	17%	136	160	(24)	(15)%
Regulated natural gas	3	4	(1)	(25)	46	47	(1)	(2)
Nonregulated and other	14	17	(3)	(18)	34	33	1	3
Total operating income	$91	$84	$7	8	$216	$240	$(24)	(10)

Regulated electric operating revenue increased $36 million for the second quarter of 2010 compared to 2009. Retail revenue increased $26 million on higher volumes of 8% primarily due to higher customer usage, including the impacts of favorable weather, and customer growth. Wholesale and other revenue increased $10 million due to a 22% increase in generation resulting from higher availability primarily due to joining the Midwest Independent Transmission System Operation, Inc. ("MISO") in the third quarter of 2009.

Regulated electric operating income increased $11 million for the second quarter of 2010 compared to 2009. The higher operating revenue was partially offset by higher energy costs of $20 million and higher depreciation and amortization. Energy costs increased due to greater coal-fired generation as a result of higher volumes.

Regulated natural gas operating revenue increased $10 million for the second quarter of 2010 compared to 2009 due to an increase in the average per-unit cost of gas sold, which was passed on to customers and resulted in higher cost of sales, partially offset by a 11% decrease in sales volumes. Regulated natural gas operating income decreased $1 million for the second quarter of 2010 compared to 2009.

Nonregulated and other operating revenue increased $18 million for the second quarter of 2010 compared to 2009 due to a 17% increase in electric retail volumes, partially offset by a 6% decrease in electric retail rates and lower gas revenue resulting from a 9% decrease in volumes. Nonregulated and other operating income decreased $3 million for the second quarter of 2010 compared to 2009 due to lower gas and electric margins.

Regulated electric operating revenue increased $21 million for the first six months of 2010 compared to 2009. Retail revenue increased $34 million on higher volumes of 6% primarily due to higher customer usage, including the impacts of favorable weather, and customer growth. Wholesale and other revenue decreased $13 million due to lower average wholesale sales prices, partially offset by a 12% increase in generation resulting from higher availability primarily due to joining the MISO in the third quarter of 2009.

Regulated electric operating income decreased $24 million for the first six months of 2010 compared to 2009. Higher energy costs of $36 million, higher depreciation and amortization and higher operating expenses were partially offset by the higher operating revenue. Energy costs increased due to greater coal-fired generation as a result of higher volumes. Operating expenses increased primarily due to higher maintenance costs as a result of storm damage totaling $11 million, partially offset by lower general maintenance and health care costs.

Regulated natural gas operating revenue increased $9 million for the first six months of 2010 compared to 2009 due to an increase in the average per-unit cost of gas sold, which was passed on to customers and resulted in higher cost of sales, partially offset by a 7% decrease in sales volumes. Regulated natural gas operating income decreased $1 million for the first six months of 2010 compared to 2009.

Nonregulated and other operating revenue increased $33 million for the first six months of 2010 compared to 2009 due to a 16% increase in electric retail volumes, partially offset by a 5% decrease in electric retail rates and lower gas revenue resulting from a 5% decrease in volumes. Nonregulated and other operating income increased $1 million for the first six months of 2010 compared to 2009.

Northern Natural Gas

Operating revenue decreased $22 million for the second quarter and $54 million for the first six months of 2010 compared to 2009 primarily due to lower transportation revenue of $18 million and $45 million, respectively, and lower storage revenue of $6 million and $9 million, respectively. Transportation revenue decreased due to lower transportation volumes, principally in the field area, caused by less favorable economic conditions and lower natural gas price spreads. Operating income decreased $24 million for the second quarter and $57 million for the first six months of 2010 compared to 2009 primarily due to the lower operating revenue.

Kern River

Operating revenue decreased $8 million for the second quarter and $19 million for the first six months of 2010 compared to 2009 due to lower natural gas price spreads and volumes totaling $3 million and $10 million, respectively, and lower rates as a result of the Federal Energy Regulatory Commission ("FERC") order received in December 2009. Operating income decreased $11 million for the second quarter and $23 million for the first six months of 2010 compared to 2009 due to the lower operating revenue.

CE Electric UK

Operating revenue increased $9 million for the second quarter of 2010 compared to 2009. The increase was due to higher distribution revenue totaling $28 million, partially offset by lower contracting revenue of $8 million, the stronger United States dollar totaling $8 million and lower gas production of $4 million. Distribution revenue increased due to higher rates implemented April 1, 2010 related to the Distribution Price Control Review and higher volumes. Operating income increased $27 million for the second quarter of 2010 compared to 2009 primarily due to the higher distribution revenue, partially offset by the stronger United States dollar totaling $4 million.

Operating revenue increased $8 million for the first six months of 2010 compared to 2009. The increase was due to higher distribution revenue totaling $12 million and the weaker United States dollar totaling $10 million, partially offset by lower gas production of $7 million and lower contracting revenue of $5 million. Distribution revenue increased due to higher rates implemented April 1, 2010 related to the Distribution Price Control Review and higher volumes, partially offset by over-recovery provisions totaling $25 million. Operating income increased $15 million for the first six months of 2010 compared to 2009 primarily due to the higher distribution revenue and the weaker United States dollar totaling $4 million.

CalEnergy Generation-Foreign

Operating revenue decreased $11 million for the second quarter and $12 million for the first six months of 2010 compared to 2009 due to lower rainfall and related lower variable energy delivery fees earned in 2010 at the Casecnan project. Operating income decreased $10 million for the second quarter and $12 million for the first six months of 2010 compared to 2009 due to the lower operating revenue.

HomeServices

Operating revenue increased $62 million for the second quarter and $88 million for the first six months of 2010 compared to 2009 primarily due to a 21% and 18%, respectively, increase in closed brokerage units in part due to the first-time home buyer tax credit, as well as a slight increase in average home sale prices. Operating income increased $11 million for the second quarter and $19 million for the first six months of for 2010 compared to 2009 primarily due to a higher operating margin on higher revenue. The first-time home buyer tax credit is no longer available to home buyers and will likely result in lower closed units for the remainder of 2010.

Corporate/other

Operating income increased $106 million for the first six months of 2010 compared to 2009 due to $125 million of stock-based compensation expense in 2009 as a result of the purchase of common stock issued by MEHC upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire Hathaway Inc.'s ("Berkshire Hathaway") acquisition of MEHC in 2000, partially offset by higher deferred compensation expense in 2010.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2010	2009	Change		2010	2009	Change

Subsidiary debt	$210	$222	$(12)	(5)%	$420	$432	$(12)	(3)%
MEHC senior debt and other	82	80	2	3	165	164	1	1
MEHC subordinated debt -
Berkshire Hathaway	8	16	(8)	(50)	18	34	(16)	(47)
MEHC subordinated debt - other	6	5	1	20	11	11	—	—
Total interest expense	$306	$323	$(17)	(5)	$614	$641	$(27)	(4)

Interest expense decreased $17 million for the second quarter and $27 million for the first six months of 2010 compared to 2009 due to scheduled maturities, principal repayments and lower interest rates on variable rate debt, partially offset by the $250 million debt issuance in July 2009 at MEHC.

Capitalized Interest

Capitalized interest increased $5 million for the second quarter and $10 million for the first six months of 2010 compared to 2009 due to higher construction activity at PacifiCorp.

Interest and Dividend Income

Interest and dividend income increased $1 million for the second quarter of 2010 compared to 2009 due to a dividend received in 2010 from the BYD Company Limited common stock investment totaling $11 million, largely offset by interest associated with Oregon Senate Bill 408 refunds received in 2009 at PacifiCorp. Interest and dividend income decreased $8 million for the first six months of 2010 compared to 2009 primarily due to income earned in 2009 related to the Constellation Energy investments.

Other, Net

Other, net decreased $103 million for the second quarter and $22 million for the first six months of 2010 compared to 2009 primarily due to a $93 million and $37 million, respectively, pre-tax gain on the Constellation Energy common stock investment in 2009. Additionally, the first six months of 2010 compared to 2009 included higher allowance for equity funds used during construction totaling $19 million.

Income Tax Expense

Income tax expense decreased $40 million for the second quarter and $45 million for the first six months of 2010 compared to 2009. The effective tax rates were 22% and 30% for the second quarter of 2010 and 2009, respectively, and 18% and 27% for the first six months of 2010 and 2009, respectively. The decrease in the effective tax rate for the second quarter of 2010 compared to 2009 was mainly due to rate making benefits recorded in 2010 and additional production tax credits. The rate making benefits were realized as MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets, which results in current deductibility for costs that are capitalized for book purposes. Iowa, MidAmerican Energy's largest jurisdiction for rate regulated operations, requires immediate income recognition of such temporary differences. Additionally, the decrease in the effective tax rate for the first six months of 2010 compared to 2009 was due to income tax benefits from the CE Casecnan noncontrolling interest verdict and lower taxes on foreign income.

Equity Income

Equity income decreased $11 million for the second quarter and $23 million for the first six months of 2010 compared to 2009 due to lower equity earnings at CE Generation, LLC, primarily due to the expiration of a favorable power purchase contract in the second quarter of 2009 at the Saranac project, and at HomeServices related to lower refinance activity in its mortgage business.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $80 million for the first six months of 2010 compared to 2009 due to an $83 million charge related to the CE Casecnan noncontrolling interest verdict.

Liquidity and Capital Resources

Each of MEHC's direct and indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements, the assets of each subsidiary may be pledged or encumbered to support or otherwise provide the security for its own subsidiary debt. It should not be assumed that any asset of any subsidiary of MEHC's will be available to satisfy the obligations of MEHC or any of its other subsidiaries' obligations. However, unrestricted cash or other assets which are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

As of June 30, 2010, the Company's total net liquidity available was $6.121 billion. The components of total net liquidity available are as follows (in millions):

	MEHC	PacifiCorp	MidAmerican Funding	Other	Total(1)

Cash and cash equivalents	$1	$110	$162	$198	$471

Available revolving credit facilities	$585	$1,395	$654	$349	$2,983
Less:
Short-term borrowings and issuances of
commercial paper	(166)	—	(2)	(126)	(294)
Tax-exempt bond support, letters of credit
and other	(40)	(304)	(195)	—	(539)
Net revolving credit facilities available	$379	$1,091	$457	$223	$2,150

Net liquidity available before Berkshire
Equity Commitment	$380	$1,201	$619	$421	$2,621
Berkshire Equity Commitment(2)	3,500				3,500
Total net liquidity available	$3,880				$6,121
Unsecured revolving credit facilities:
Maturity date(3)	2013	2012-2013	2011, 2013	2010, 2013
Largest single bank commitment as a %
of total(4)	17%	15%	23%	21%

(1)
The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.
(2)
In March 2006, MEHC and Berkshire Hathaway entered into the Berkshire Equity Commitment pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. In March 2010, MEHC and Berkshire Hathaway amended the Berkshire Equity Commitment extending the term from February 28, 2011 to February 28, 2014 and reducing the Maximum Equity Amount, as defined in the agreement, from $3.5 billion to $2.0 billion effective March 1, 2011.
(3)
For further discussion regarding the Company's credit facilities, refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(4)
An inability of financial institutions to honor their commitments could adversely affect the Company's short-term liquidity and ability to meet long-term commitments.
Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2010 and 2009 were $1.405 billion and $1.782 billion, respectively. The decrease was mainly due to $176 million of net cash flows in 2009 related to the Constellation Energy transaction, which is comprised of $536 million of proceeds received from the sale of Constellation Energy common stock and $360 million of income taxes paid on gains recognized on the termination of the Constellation Energy merger agreement in December 2008 and the sale of common stock in 2009, changes in collateral posted for derivative contracts and higher contributions to pension and other postretirement benefit plans.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2010 and 2009 were $(1.231) billion and $(714) million, respectively. In January 2009, the Company received $1 billion, plus accrued interest, in full satisfaction of the 14% Senior Notes from Constellation Energy. Capital expenditures decreased $415 million primarily due to lower capital expenditures at PacifiCorp and MidAmerican Energy (the "Utilities"), partially offset by higher capital expenditures at Kern River related to the 2010 and Apex Expansion projects. Additionally, the Company received proceeds from the sale of certain Australian hydrocarbon exploration and development assets during the second quarter of 2010 totaling $78 million.

Capital Expenditures

Capital expenditures by reportable segment for the six-month periods ended June 30 are summarized as follows (in millions):

	2010	2009
Capital expenditures(1):
PacifiCorp	$876	$1,148
MidAmerican Funding	127	235
Northern Natural Gas	45	82
Kern River	64	24
CE Electric UK	164	199
Other	2	5
Total capital expenditures	$1,278	$1,693

(1)
Excludes amounts for non-cash equity AFUDC.

The Company's capital expenditures relate primarily to the Utilities, which consisted mainly of the following for the six-month periods ended June 30:

2010:

•
Transmission system investment totaling $242 million, including construction costs for the first major segment of the Energy Gateway Transmission Expansion Program, a 135-mile, double circuit, 345-kilovolt transmission line being built between the Populus substation in southern Idaho and the Terminal substation near Salt Lake City, Utah, which is expected to be completed during 2010.

•
Emissions control equipment totaling $182 million.

•
The development and construction of wind-powered generating facilities totaling $106 million.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected growing demand totaling $473 million.

2009:

•
The development and construction of wind-powered generating facilities totaling $326 million.

•
Transmission system investment totaling $284 million, including construction costs for the Populus-to-Terminal segment of the Energy Gateway Transmission Expansion Program at PacifiCorp.

•
Emissions control equipment totaling $159 million.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected growing demand totaling $614 million.

Additionally, capital expenditures for the six-month period ended June 30, 2010 include costs related to Kern River's two expansion projects totaling $46 million. Kern River's 2010 Expansion project was placed in service in April 2010. The remaining amounts are for ongoing investments in distribution and other infrastructure needed at the other platforms to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2010 were $(129) million. Uses of cash totaled $256 million and consisted mainly of $119 million for repayments of subsidiary debt, $67 million for repayments of MEHC subordinated debt and $56 million for net purchases of common stock. Sources of cash totaled $127 million and consisted of net proceeds from the MEHC revolving credit facility totaling $116 million and $11 million of net proceeds from subsidiary short-term debt.

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

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, the issuance of equity and other sources. These sources are expected to provide funds required for current operations, capital expenditures, acquisitions, investments, debt retirements and other capital requirements. The availability and terms under which each subsidiary has access to external financing depends on a variety of factors, including its credit rating, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general. Additionally, the Berkshire Equity Commitment can be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of any such drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. In March 2010, MEHC and Berkshire Hathaway amended the Berkshire Equity Commitment extending the term from February 28, 2011 to February 28, 2014 and reducing the Maximum Equity Amount, as defined in the agreement, from $3.5 billion to $2.0 billion effective March 1, 2011.

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Expenditures for compliance-related items such as pollution-control technologies, replacement generation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into MEHC's energy subsidiaries' regulated retail rates.

Forecasted capital expenditures, which exclude non-cash equity AFUDC, are approximately $2.7 billion for 2010, and include the following:

•
$461 million for transmission system investments at PacifiCorp, including $218 million for the Energy Gateway Transmission Expansion Program, which includes costs for completion of the first major segment of the program, the Populus to Terminal transmission line.

•
$363 million for environmental projects at the Utilities to install and upgrade emissions control equipment at certain coal-fired generating facilities to meet anticipated air quality and visibility targets through reductions of sulfur dioxide, nitrogen oxide ("NOx") and particulate matter emissions.

•
$158 million for construction and development of wind-powered generating facilities at PacifiCorp.

•
$138 million at Kern River for two expansion projects.

•
Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy continues to evaluate additional cost-effective wind-powered generation. In December 2009, the Iowa Utilities Board ("IUB") issued an Order approving, subject to conditions, a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate in conjunction with MidAmerican Energy's ratemaking principles application to construct up to 1,001 megawatts ("MW") (nominal ratings) of additional wind-powered generation in Iowa through 2012, the last 251 MW of which is subject to IUB confirmation. MidAmerican Energy has further committed that not greater than 500 MW will be placed in service during 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding. The Order has been appealed to the district court in Polk County, Iowa, by one of the intervenors in the proceeding.

Additionally, MidAmerican Energy has begun preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear facility development.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

MEHC's regulated subsidiaries are subject to comprehensive regulation. In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to those disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

PacifiCorp

Utah

In March 2009, PacifiCorp filed for an energy cost adjustment mechanism ("ECAM") with the Utah Public Service Commission ("UPSC"). The filing recommends that the UPSC adopt the ECAM to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. The UPSC has separated the application into two phases to first address whether the mechanism is in the public interest, and then if it is found to be in the public interest, to determine the type of mechanism that should be implemented. Hearings on the public interest phase were completed in January 2010. In February 2010, the UPSC issued an order to proceed to the second phase to address design considerations in the development of an ECAM. Additionally, in February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC seeking approval to defer incremental renewable energy credit revenue in excess of the renewable energy credit value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation to establish deferrals for both net power costs and renewable energy credit revenues in excess of the level currently included in rates. Whether all or any of the deferred costs and revenues will be passed through to customers will be determined in the final order in the case.

In February 2010, PacifiCorp filed an application with the UPSC requesting an increase of $34 million associated with two major construction projects that were completed and in service by June 2010. The application requests recovery in conjunction with a future rate change. In March 2010, PacifiCorp updated its application to reflect the cost of capital decisions from the February 2010 general rate case order, reducing the amount requested for recovery to $33 million. In May 2010, a multi-party stipulation was filed with the UPSC agreeing to recovery of $31 million. In June 2010, the stipulation was approved by the UPSC.

In August 2010, PacifiCorp filed an application with the UPSC requesting an increase of $39 million associated with two major construction projects expected to be complete and in service by December 2010. The application requests a 5% increase in rates effective January 2011 encompassing both the $39 million requested increase and the $31 million increase approved by the UPSC in June 2010. The application also requests to begin collecting effective January 2011 a one-time $16 million surcharge for the portion of the $31 million increase related to the period from July 2010 to December 2010.

Oregon

In February 2010, PacifiCorp made the initial filing for the annual transition adjustment mechanism ("TAM") with the Oregon Public Utility Commission ("OPUC") for an annual increase of $69 million to recover the anticipated net power costs forecasted for calendar year 2011. In July 2010, an all-party stipulation was filed with the OPUC agreeing to an increase of $58 million, or an average price increase of 6%. The rates, which are subject to updates for anticipated net power costs through November 2010, will be effective January 1, 2011.

In March 2010, PacifiCorp filed a general rate case with the OPUC requesting an increase of $131 million, or an average price increase of 13%. In July 2010, a multi-party stipulation was filed with the OPUC agreeing to an annual increase of $85 million, or an average price increase of 8%. If approved by the OPUC, the rates will be effective January 1, 2011.

Wyoming

In October 2009, PacifiCorp filed a general rate case with the Wyoming Public Service Commission ("WPSC") requesting a rate increase of $71 million with an effective date of August 1, 2010. Power costs were included in the general rate case, reflecting increased coal costs and the expiration of low cost long-term power purchase contracts. The application was based on a test period ending December 31, 2010. In March 2010, a multi-party stipulation was filed with the WPSC agreeing to an overall rate increase of $36 million, or an average price increase of 7%, to be implemented in two phases. In May 2010, the WPSC approved the settlement agreement. The first phase of the rate increase, consisting of a $26 million increase, became effective July 1, 2010 and the second phase, consisting of the remaining $10 million increase, will be effective February 1, 2011.

In January 2010, PacifiCorp filed its annual power cost adjustment mechanism ("PCAM") application with the WPSC requesting recovery of $8 million in deferred net power costs. In March 2010, a multi-party stipulation was filed with the WPSC agreeing to reduce the requested recovery to $4 million. In May 2010, the WPSC approved the settlement agreement allowing for the change in the PCAM surcharge rate effective April 1, 2010.

In April 2010, PacifiCorp filed an application with the WPSC requesting approval of a new ECAM to replace the existing PCAM. The PCAM will sunset with the final deferral of power costs in November 2010 and collection through March 2012.

Washington

In May 2010, PacifiCorp filed a general rate case with the Washington Utilities and Transportation Commission ("WUTC") requesting an annual increase of $57 million, or an average price increase of 21%. If approved by the WUTC, the rates will be effective in April 2011.

Idaho

In February 2010, PacifiCorp filed an ECAM application with the Idaho Public Utilities Commission ("IPUC") requesting recovery of $2 million in deferred net power costs. In March 2010, the IPUC issued an order approving PacifiCorp's ECAM application effective April 1, 2010.

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. If approved by the IPUC, the rates will be effective by January 1, 2011.

In June 2010, the IPUC approved an increase to PacifiCorp's energy efficiency rider to fund DSM programs of $1 million, or an average price increase of 1%, with an effective date of July 1, 2010. As a result of the 1% increase, the energy efficiency rider in Idaho is now 5%.

 California

In November 2009, PacifiCorp filed a general rate case with the California Public Utilities Commission ("CPUC") requesting an annual increase of $8 million, or an average price increase of 10%. In June 2010, PacifiCorp filed with the CPUC an all-party joint motion for commission approval and adoption of the settlement agreement. The agreement reflects an annual increase of $4 million, or an average price increase of 5%. If approved by the CPUC, the rates will be effective January 1, 2011.

In August 2010, PacifiCorp filed an application with the CPUC to increase rates pursuant to the energy cost adjustment clause. In the application, PacifiCorp requested a rate increase of $9 million, or an average price increase of 11%. If approved by the CPUC, the rates will be effective January 1, 2011.

Northern Natural Gas

In November 2009, the FERC issued an order initiating a rate proceeding under Section 5 of the Natural Gas Act for the purpose of investigating whether Northern Natural Gas' rates are just and reasonable. In February 2010, Northern Natural Gas filed a cost and revenue study pursuant to the FERC's order that demonstrated no adjustment to Northern Natural Gas' rates was warranted. In May 2010, a group of seven customers, representing approximately 39% of 2009 annual transportation and storage revenue, filed a motion to terminate the proceeding provided Northern Natural Gas would not file to make new rates effective prior to November 1, 2011. In May 2010, the FERC granted the motion to terminate the proceeding. Certain intervenors have requested that the FERC reconsider its granting of the motion. Although the final action is pending, the Company does not expect the proceeding to have a material adverse effect on the Company's consolidated financial results.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, climate change, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the United States Environmental Protection Agency and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of the Company's forecasted environmental-related capital expenditures and Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding certain environmental laws and regulation affecting the Company. The discussion below contains material developments since those disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

 National Ambient Air Quality Standards

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide ("SO2"). Under the new rule, the existing 24-hour and annual standards for SO2, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a 3-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where SO2 emissions impact populated areas, with new monitors required to be in-service no later than January 2013. Attainment designations are due by June 2012, with State Implementation Plans due by 2014 and final attainment demonstrations by August 2017.

Under the new standard, the number of counties designated as nonattainment areas is likely to increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could become more difficult in nonattainment areas. Until additional monitoring and modeling is conducted, the impacts on the Company cannot be determined.

 Clean Air Transport Rule

In July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), a replacement of the Clean Air Interstate Rule ("CAIR"), which requires electric generating units in 31 states and the District of Columbia to reduce emissions of SO2 and NOx on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the fine particulate standards in downwind states. The emission reductions required under the Transport Rule are intended only to resolve transported emissions and not to resolve air quality issues in the states where the generation is located. The Transport Rule's emission reduction requirements are proposed to take place in two phases, with the first phase beginning in 2012 and the second phase beginning in 2014. By 2014, the rule and other state and EPA actions would reduce power plant SO2 emissions by 71% and NOx emissions by 52% from 2005 levels in covered states. The EPA will administer separate trading programs for SO2 and NOx under the Transport Rule and has identified three potential options for implementation. The EPA's preferred approach allows limited trading of SO2 allowances and region-wide trading of annual NOx allowances. The second approach would allow trading of emission allowances only between facilities within a state. The final approach would not allow any trading of allowances. Under this approach each emitting facility would be required to meet plant-specific emission rates. Facilities are required to comply with the CAIR until the Transport Rule is in effect. Until the final Transport Rule is adopted, the impacts on MidAmerican Energy and CalEnergy Generation-Domestic's natural gas generating facilities in Texas, Illinois and New York cannot be determined. The EPA anticipates finalizing the Transport Rule in 2011. PacifiCorp's generating facilities are not subject to the CAIR or the Transport Rule. It is possible that the existing CAIR or the proposed Transport Rule may be replaced with more stringent requirements to reduce SO2 and NOx emissions and that these requirements could be extended to the western United States through regulation or legislation such as a multi-pollutant emission reduction bill.

 Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of coal combustion storage and disposal. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and 6 landfills that contain coal combustion byproducts. MidAmerican Energy operates 8 surface impoundments and 4 landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at the Company's coal-fired generating facilities. Public comments on the proposed rule are due in September 2010. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time.

Collateral and Contingent Features

Debt and preferred securities of MEHC and certain of its subsidiaries are rated by the credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of the rated company's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

MEHC and its subsidiaries have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. The Company's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability but, under certain instances, must maintain sufficient covenant tests if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit ratings agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2010, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of June 30, 2010, the Company would have been required to post $541 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

The Company is a party to derivative contracts, including over-the-counter derivative contracts. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts. The Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." Although the Company generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Reform Act on the Company's consolidated financial results cannot be determined at this time.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2009.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2009. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2010.

Item 4.
Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.
Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 12 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for material developments since those disclosed in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.
Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 6, 2010	/s/ Patrick J. Goodman
Patrick J. Goodman
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	£119,000,000 Finance Contract, dated July 2, 2010, by and between Northern Electric Distribution Limited and the European Investment Bank.

4.2	Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank.

4.3	£151,000,000 Finance Contract, dated July 2, 2010, by and between Yorkshire Electricity Distribution plc and the European Investment Bank.

4.4	Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank.

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.