Form 10-Q
period 2010-09-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2010-11-05
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of October 31, 2010, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of September 30, 2010, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows and changes in equity for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2010

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$521	$429
Trade receivables, net	1,097	1,308
Income taxes receivable	440	88
Inventories	578	591
Derivative contracts	175	136
Investments and restricted cash and investments	101	83
Other current assets	372	458
Total current assets	3,284	3,093

Property, plant and equipment, net	31,469	30,936
Goodwill	5,036	5,078
Investments and restricted cash and investments	2,464	2,702
Regulatory assets	2,300	2,093
Derivative contracts	30	52
Other assets	940	730

Total assets	$45,523	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$798	$918
Accrued interest	337	344
Accrued property, income and other taxes	303	277
Derivative contracts	204	123
Short-term debt	226	179
Current portion of long-term debt	792	379
Other current liabilities	782	683
Total current liabilities	3,442	2,903

Regulatory liabilities	1,633	1,603
Derivative contracts	468	458
MEHC senior debt	5,371	5,371
MEHC subordinated debt	193	402
Subsidiary debt	13,187	13,600
Deferred income taxes	6,185	5,604
Other long-term liabilities	1,634	1,900
Total liabilities	32,113	31,841

Commitments and contingencies (Note 12)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value,
75 shares issued and outstanding	—	—
Additional paid-in capital	5,439	5,453
Retained earnings	7,600	6,788
Accumulated other comprehensive income, net	143	335
Total MEHC shareholders' equity	13,182	12,576
Noncontrolling interests	228	267
Total equity	13,410	12,843

Total liabilities and equity	$45,523	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Operating revenue:
Energy	$2,510	$2,429	$7,537	$7,448
Real estate	253	312	793	764
Total operating revenue	2,763	2,741	8,330	8,212

Operating costs and expenses:
Energy:
Cost of sales	976	875	2,956	2,818
Operating expense	577	598	1,799	1,908
Depreciation and amortization	316	313	939	916
Real estate	250	294	773	748
Total operating costs and expenses	2,119	2,080	6,467	6,390

Operating income	644	661	1,863	1,822

Other income (expense):
Interest expense	(309)	(316)	(923)	(957)
Capitalized interest	14	12	42	30
Interest and dividend income	4	8	24	36
Other, net	33	41	89	119
Total other income (expense)	(258)	(255)	(768)	(772)

Income before income tax expense and equity income	386	406	1,095	1,050
Income tax expense	38	39	165	211
Equity income	(24)	(21)	(29)	(49)
Net income	372	388	959	888
Net income attributable to noncontrolling interests	8	12	100	24
Net income attributable to MEHC	$364	$376	$859	$864

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$959	$888
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on other items, net	(52)	(4)
Depreciation and amortization	950	929
Stock-based compensation	—	123
Changes in regulatory assets and liabilities	25	28
Provision for deferred income taxes	572	700
Other, net	(32)	(39)
Changes in other operating assets and liabilities:
Trade receivables and other assets	174	293
Derivative collateral, net	(93)	93
Trading securities	—	499
Contributions to pension and other postretirement benefit plans, net	(139)	(74)
Accounts payable and other liabilities	(284)	(453)
Net cash flows from operating activities	2,080	2,983

Cash flows from investing activities:
Capital expenditures	(1,862)	(2,592)
Purchases of available-for-sale securities	(77)	(483)
Proceeds from sales of available-for-sale securities	65	242
Proceeds from Constellation Energy 14% note	—	1,000
Proceeds from sale of assets and business, net	140	—
Other, net	(63)	(13)
Net cash flows from investing activities	(1,797)	(1,846)

Cash flows from financing activities:
Proceeds from MEHC senior debt	—	250
Repayments of MEHC subordinated debt	(259)	(667)
Proceeds from subsidiary debt	231	992
Repayments of subsidiary debt	(142)	(383)
Net proceeds from (repayments of) MEHC revolving credit facility	142	(216)
Net repayments of subsidiary short-term debt	(87)	(506)
Net purchases of common stock	(56)	(123)
Other, net	(19)	(23)
Net cash flows from financing activities	(190)	(676)

Effect of exchange rate changes	(1)	3

Net change in cash and cash equivalents	92	464
Cash and cash equivalents at beginning of period	429	280
Cash and cash equivalents at end of period	$521	$744

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	(Loss) Income,	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Net	Interests	Equity

Balance, January 1, 2009	75	$—	$5,455	$5,631	$(879)	$270	$10,477
Net income	—	—	—	864	—	24	888
Other comprehensive income	—	—	—	—	1,182	—	1,182
Stock-based compensation	—	—	123	—	—	—	123
Exercise of common
stock options	1	—	25	—	—	—	25
Common stock purchases	(1)	—	(148)	—	—	—	(148)
Contributions	—	—	—	—	—	23	23
Distributions	—	—	—	—	—	(53)	(53)
Other equity transactions	—	—	(2)	—	—	13	11
Balance, September 30, 2009	75	$—	$5,453	$6,495	$303	$277	$12,528

Balance, January 1, 2010	75	$—	$5,453	$6,788	$335	$267	$12,843
Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	859	—	100	959
Other comprehensive loss	—	—	—	—	(192)	—	(192)
Common stock purchases	—	—	(9)	(47)	—	—	(56)
Distributions	—	—	—	—	—	(19)	(19)
Other equity transactions	—	—	(5)	—	—	(36)	(41)
Balance, September 30, 2010	75	$—	$5,439	$7,600	$143	$228	$13,410

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Net income	$372	$388	$959	$888

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of
tax of $-, $6, $18 and $(8)	(23)	13	23	(24)
Foreign currency translation adjustment	123	(73)	(86)	231
Fair value adjustment on cash flow hedges, net of
tax of $(14), $3, $(12) and $(5)	(21)	7	(18)	(6)
Unrealized gains (losses) on marketable securities, net of
tax of $51, $651, $(73) and $653	77	978	(111)	981
Total other comprehensive income (loss), net of tax	156	925	(192)	1,182

Comprehensive income	528	1,313	767	2,070
Comprehensive income attributable to noncontrolling
interests	8	12	100	24
Comprehensive income attributable to MEHC	$520	$1,301	$667	$2,046

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company ("MEHC") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). The balance of MEHC's common stock is owned by Mr. Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Mr. Gregory E. Abel, a member of MEHC's Board of Directors and MEHC's President and Chief Executive Officer. As of September 30, 2010, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.8%, 9.4% and 0.8%, respectively, of MEHC's voting common stock.

The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), CE Electric UK Funding Company ("CE Electric UK") (which primarily consists of Northern Electric Distribution Limited ("Northern Electric") and Yorkshire Electricity Distribution plc ("Yorkshire Electricity")), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy U.S. (which owns interests in independent power projects in the United States), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and 2009. The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2010.

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

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation," with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise's involvement with a variable interest entity are enhanced. The Company adopted this guidance as of January 1, 2010 on a prospective basis. As a result, PacifiCorp's coal mining joint venture, Bridger Coal Company ("Bridger Coal"), was deconsolidated and is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. The deconsolidation of Bridger Coal resulted in a decrease in assets, liabilities and noncontrolling interest equity as of January 1, 2010 of $192 million, $108 million and $84 million, respectively.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30, 2010	December 31, 2009

Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$36,322	$35,616
Interstate pipeline assets	3-67 years	5,880	5,809
		42,202	41,425
Accumulated depreciation and amortization		(13,581)	(13,336)
Regulated assets, net		28,621	28,089

Nonregulated assets:
Independent power plants	10-30 years	678	677
Other assets	3-30 years	417	480
		1,095	1,157
Accumulated depreciation and amortization		(480)	(462)
Nonregulated assets, net		615	695

Net operating assets		29,236	28,784
Construction in progress		2,233	2,152
Property, plant and equipment, net		$31,469	$30,936

Substantially all of the construction in progress as of September 30, 2010 and December 31, 2009 relates to the construction of regulated assets.

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2009.

Rate Matters

Kern River Rate Case

In January 2009, the Federal Energy Regulatory Commission ("FERC") ordered Kern River to file compliance rates based on an allowed return on equity of 11.55%. Kern River made the initial compliance filing in March 2009, and a revised filing in September 2009. A request for rehearing of the FERC's January 2009 order, as well as comments and protests on Kern River's March 2009 and September 2009 compliance filings, were timely filed. In December 2009, the FERC issued an order establishing rates for the period of Kern River's current long-term contracts ("Period One rates"), and affirmed its prior opinion with regard to Kern River's allowed return, while requiring that rates be levelized for shippers that elect to continue to take service following the expiration of their current contracts ("Period Two rates"). The FERC set all other issues related to Period Two rates for settlement processes, and a hearing should settlement processes fail. Kern River made a compliance filing conforming its Period One rates to the FERC's order in January 2010 and filed illustrative Period Two rates in February 2010 as required by the FERC's order. Also in January 2010, Kern River filed a request for rehearing of the FERC's December 2009 order and filed in the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit") a request for review of the rulings in the FERC's December 2009 order. In March 2010, Kern River sought and was granted the FERC's authority to issue provisional refunds to its shippers subject to its right of recoupment, if necessary, based on the final rulings in the matter. Also in March 2010, the settlement discussions ordered by the FERC regarding Period Two rates reached an impasse and were terminated. Discovery commenced under a contested case procedural schedule and Kern River filed testimony in June and September 2010. Also in June 2010, the DC Circuit dismissed Kern River's request for review without prejudice to its ability to re-file when all the proceedings at the FERC, including those related to Period Two rates, are concluded. Also in September 2010, Kern River filed with the FERC regarding Period One rates a motion for clarification related to recovery of certain regulatory assets and a tariff filing for a periodic rate adjustment, which will not be necessary if the requested clarification is granted. Final testimony in the Period Two rates phase of the proceeding was filed in October 2010. Formal hearings for Period Two rates are scheduled to commence in December 2010.

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

The OPUC's April 2008 order approving the recovery of $35 million, plus interest, related to PacifiCorp's 2006 tax report is being challenged by the Industrial Customers of Northwest Utilities, which has petitioned the Oregon Court of Appeals for judicial review of, among other things, the application of certain administrative rules considered in the April 2008 order. In July 2010, the Oregon Court of Appeals held oral arguments on the matter. A decision is not expected until 2011, which could impact PacifiCorp's 2006 through 2009 tax reports filed under SB 408. PacifiCorp believes the outcome of these proceedings will not have a material impact on its consolidated financial results. The $35 million, plus interest, was previously recorded in earnings.

In October 2009, PacifiCorp filed for a surcharge of $38 million in its 2008 tax report under SB 408. In January 2010, PacifiCorp entered into a stipulation with OPUC staff and the Citizens' Utility Board of Oregon, agreeing to a lower surcharge totaling $2 million, including interest. In April 2010, the OPUC issued an order adopting the stipulation in its entirety, at which time PacifiCorp recorded the $2 million in earnings.

In October 2010, PacifiCorp filed for a surcharge of $29 million, plus interest, in its 2009 tax report under SB 408. No amounts have been recorded in relation to the 2009 tax report.

(5)	Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2010
Assets:
Commodity derivatives	$5	$422	$32	$(254)	$205
Investments in available-for-sale securities:
Money market mutual funds(2)	378	—	—	—	378
Debt securities	86	41	41	—	168
Equity securities	2,026	—	—	—	2,026
Investments in trading securities - Equity	9	—	—	—	9
	$2,504	$463	$73	$(254)	$2,786
Liabilities:
Commodity derivatives	$(19)	$(693)	$(359)	$399	$(672)

As of December 31, 2009
Assets:
Commodity derivatives	$3	$318	$36	$(169)	$188
Investments in available-for-sale securities:
Money market mutual funds(2)	376	—	—	—	376
Debt securities	70	79	46	—	195
Equity securities	2,230	8	—	—	2,238
	$2,679	$405	$82	$(169)	$2,997
Liabilities:
Commodity derivatives	$(5)	$(395)	$(395)	$218	$(577)
Interest rate derivative	—	(4)	—	—	(4)
	$(5)	$(399)	$(395)	$218	$(581)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $145 million and $49 million as of September 30, 2010 and December 31, 2009, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period Ended September 30, 2010		Three-Month Period Ended September 30, 2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$(390)	$41	$(360)	$38
Changes included in earnings(1)	10	—	(3)	—
Changes in fair value recognized in other
comprehensive income	—	—	(1)	2
Changes in fair value recognized in net regulatory assets	14	—	(2)	—
Purchases, sales, issuances and settlements	36	—	33	—
Net transfers (to) from Level 2	3	—	—	—
Ending balance	$(327)	$41	$(333)	$40

	Nine-Month Period Ended September 30, 2010		Nine-Month Period Ended September 30, 2009
	Commodity Derivatives	Debt Securities	Commodity Derivatives	Debt Securities

Beginning balance	$(359)	$46	$(369)	$37
Changes included in earnings(1)	15	—	16	—
Changes in fair value recognized in other
comprehensive income	—	(5)	—	3
Changes in fair value recognized in net regulatory assets	(35)	—	32	—
Purchases, sales, issuances and settlements	49	—	11	—
Net transfers (to) from Level 2	3	—	(23)	—
Ending balance	$(327)	$41	$(333)	$40

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of September 30, 2010 and 2009, net unrealized gains (losses) included in earnings for the three-month periods ended September 30, 2010 and 2009 totaled $5 million and $(3) million, respectively, and for the nine-month periods ended September 30, 2010 and 2009 totaled $10 million and $12 million, respectively.

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

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$19,543	$22,464	$19,752	$21,042

(6)	Risk Management and Hedging Activities

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total
As of September 30, 2010
Not Designated as Hedging Contracts(1)(2):
Commodity assets	$280	$43	$44	$69	$436
Commodity liabilities	(82)	(12)	(300)	(529)	(923)
Total	198	31	(256)	(460)	(487)

Designated as Hedging Contracts(1):
Commodity assets	12	—	6	5	23
Commodity liabilities	(3)	—	(76)	(69)	(148)
Total	9	—	(70)	(64)	(125)

Total derivatives	207	31	(326)	(524)	(612)
Cash collateral (payable) receivable	(32)	(1)	122	56	145
Total derivatives - net basis	$175	$30	$(204)	$(468)	$(467)

As of December 31, 2009
Not Designated as Hedging Contracts(1)(2):
Commodity assets	$219	$70	$22	$31	$342
Commodity liabilities	(30)	(17)	(171)	(476)	(694)
Interest rate liability	—	—	—	(4)	(4)
Total	189	53	(149)	(449)	(356)

Designated as Hedging Contracts(1):
Commodity assets	5	—	7	3	15
Commodity liabilities	(4)	—	(53)	(44)	(101)
Total	1	—	(46)	(41)	(86)

Total derivatives	190	53	(195)	(490)	(442)
Cash collateral (payable) receivable	(54)	(1)	72	32	49
Total derivatives - net basis	$136	$52	$(123)	$(458)	$(393)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of September 30, 2010 and December 31, 2009, a net regulatory asset of $483 million and $353 million, respectively, was recorded related to the net derivative liability of $487 million and $352 million, respectively.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Beginning balance	$479	$247	$353	$446
Changes in fair value recognized in net regulatory assets	31	15	102	(182)
Net gains reclassified to earnings - operating revenue	10	74	59	243
Net losses reclassified to earnings - cost of sales	(37)	(91)	(31)	(262)
Ending balance	$483	$245	$483	$245

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Commodity derivatives:
Operating revenue	$10	$(2)	$22	$22
Cost of sales	(11)	6	(24)	(5)
Operating expense	—	(1)	(1)	—
Interest rate derivative - interest expense	—	—	4	—
Total	$(1)	$3	$1	$17

Designated as Hedging Contracts

The Company uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. The Company's derivative contracts designated as fair value hedges were not significant.

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods Ended September 30,
	2010	2009
	Commodity Derivatives	Commodity Derivatives	Interest Rate Derivative	Total(1)

Beginning balance	$76	$104	$4	$108
Net losses recognized in OCI	36	34	—	34
Net losses reclassified to earnings - revenue	(1)	(1)	—	(1)
Net losses reclassified to earnings - cost of sales	—	(30)	—	(30)
Ending balance	$111	$107	$4	$111

	Nine-Month Periods Ended September 30,
	2010	2009
	Commodity Derivatives	Commodity Derivatives	Interest Rate Derivative	Total(1)

Beginning balance	$81	$83	$6	$89
Net losses (gains) recognized in OCI	54	109	(2)	107
Net gains (losses) reclassified to earnings - revenue	4	(2)	—	(2)
Net losses reclassified to earnings - cost of sales	(28)	(83)	—	(83)
Ending balance	$111	$107	$4	$111

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in accumulated other comprehensive income ("AOCI") and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on all hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2010 and 2009, hedge ineffectiveness was insignificant. As of September 30, 2010, the Company had cash flow hedges with expiration dates extending through December 2022 and $40 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of September 30 (in millions):

	Unit of Measure	2010	2009
Commodity contracts:
Electricity sales	Megawatt hours	(12)	(20)
Natural gas purchases	Decatherms	242	262
Fuel purchases	Gallons	9	4
Interest rate derivative — variable to fixed swap	Australian dollars	—	59

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

Collateral and Contingent Features

In accordance with industry practice, certain derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2010, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $741 million and $473 million as of September 30, 2010 and December 31, 2009, respectively, for which the Company had posted collateral of $174 million and $99 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2010 and December 31, 2009, the Company would have been required to post $304 million and $237 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	September 30, 2010	December 31, 2009
Investments:
BYD common stock	$1,808	$1,986
Rabbi trusts	273	268
Other	101	97
Total investments	2,182	2,351

Restricted cash and investments:
Nuclear decommissioning trust funds	278	264
Mine reclamation trust funds	—	79
Other	105	91
Total restricted cash and investments	383	434

Total investments and restricted cash and investments	2,565	2,785
Less current portion	(101)	(83)
Noncurrent portion	$2,464	$2,702

MEHC's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of September 30, 2010 and December 31, 2009, the fair value of MEHC's investment in BYD common stock was $1.808 billion and $1.986 billion, respectively, which resulted in a pre-tax unrealized gain of $1.576 billion and $1.754 billion as of September 30, 2010 and December 31, 2009, respectively.

During 2009, the Company sold 19.9 million shares of Constellation Energy Group, Inc. ("Constellation Energy") common stock for $536 million, or an average price of $26.93 per share. For the nine-month period ended September 30, 2009, the Company recognized pre-tax gains on Constellation Energy common stock totaling $37 million, which are included in other, net on the Consolidated Statements of Operations.

The Company's restricted cash and investments are related to (a) the Company's debt service reserve requirements for certain projects, (b) funds held in trust for nuclear decommissioning and coal mine reclamation and (c) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project. Effective January 1, 2010, the Company deconsolidated Bridger Coal. Refer to Note 2 for further discussion.

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

In March 2010, CE Electric UK replaced its expiring £100 million unsecured credit facility with a £150 million unsecured credit facility expiring in March 2013. The £150 million credit facility has substantially the same covenant terms as the expired £100 million credit facility.

(9)	Related Party Transactions

As of September 30, 2010 and December 31, 2009, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly-owned subsidiary trusts of MEHC of $186 million and $353 million, respectively. Interest expense on these securities totaled $7 million and $13 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $25 million and $47 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Accrued interest totaled $4 million and $8 million as of September 30, 2010 and December 31, 2009, respectively.

For the nine-month periods ended September 30, 2010 and 2009, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $132 million and $178 million, respectively.

(10)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Pension:
Service cost	$8	$9	$22	$26
Interest cost	25	29	78	85
Expected return on plan assets	(29)	(29)	(86)	(85)
Net amortization	3	1	10	1
Net periodic benefit cost	$7	$10	$24	$27

Other Postretirement:
Service cost	$2	$2	$7	$6
Interest cost	10	12	31	33
Expected return on plan assets	(11)	(11)	(32)	(30)
Net amortization	5	3	11	9
Net periodic benefit cost	$6	$6	$17	$18

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $143 million and $27 million, respectively, during 2010. As of September 30, 2010, $138 million and $19 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

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

United Kingdom Operations

Net periodic benefit cost for the UK pension plan included the following components (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Service cost	$5	$3	$12	$9
Interest cost	22	22	66	62
Expected return on plan assets	(26)	(27)	(76)	(77)
Net amortization	7	4	22	11
Net periodic benefit cost	$8	$2	$24	$5

Employer contributions to the UK pension plan are expected to be £45 million during 2010. As of September 30, 2010, £34 million, or $51 million, of contributions had been made to the UK pension plan.

(11)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Federal statutory income tax rate	35%	35%	35%	35%
Federal and state income tax credits	(14)	(8)	(11)	(9)
State income tax, net of federal income tax benefit	4	—	3	1
Change in United Kingdom corporate income tax rate	(6)	—	(2)	—
Tax free gain on sale of business	(4)	—	(1)	—
Effects of ratemaking	(4)	(1)	(3)	(1)
Tax effect of foreign income	(2)	1	(3)	(1)
Tax method change	—	(14)	(1)	(5)
CE Casecnan noncontrolling interest verdict	—	—	(2)	—
Other, net	1	(3)	—	—
Effective income tax rate	10%	10%	15%	20%

Federal and state income tax credits primarily relate to production tax credits at the Utilities. The Utilities' wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date that the facilities were placed in-service.

In July 2010, the Company recognized $25 million of deferred income tax benefits upon the enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27% to be effective April 1, 2011.

In September 2010, the Company sold its interest in CE Gas (Australia) Limited and recognized a tax free gain of $45 million during the three- and nine-month periods ended September 30, 2010.

The Utilities changed the method by which they determine current income tax deductions for repairs on certain of their regulated utility assets (the "repairs deduction"), which results in current deductibility for certain costs that are capitalized for book purposes. The Utilities were allowed to retroactively apply the method change and take a deduction for prior-year costs on the tax return being prepared at the time of the change. A repairs deduction for MidAmerican Funding's regulated gas utility assets, which was computed for tax years 2004 and forward and deducted on the 2009 income tax return, resulted in the recognition of $7 million of net tax benefits in earnings for the nine-month period ended September 30, 2010. Earnings for the three- and nine-month periods ended September 30, 2009 reflect $55 million of net tax benefits recognized for a repairs deduction related to MidAmerican Funding's regulated electric utility assets, which was computed for tax years 1998 and forward and deducted on the 2008 income tax return. Iowa, MidAmerican Funding's largest jurisdiction for rate regulated operations, requires immediate income recognition of such temporary differences. The ongoing impact of the repairs deduction change, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

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

PacifiCorp

In February 2007, the Sierra Club and the Wyoming Outdoor Council filed a complaint against PacifiCorp in the federal district court in Cheyenne, Wyoming, alleging violations of the Wyoming state opacity standards at PacifiCorp's Jim Bridger generating facility in Wyoming. Under Wyoming state requirements, which are part of the Jim Bridger generating facility's Title V permit and are enforceable by private citizens under the federal Clean Air Act, a potential source of pollutants such as a coal-fired generating facility must meet minimum standards for opacity, which is a measurement of light that is obscured in the flue of a generating facility. The complaint alleged thousands of violations of asserted six-minute compliance periods and sought an injunction ordering the Jim Bridger generating facility's compliance with opacity limits, civil penalties of $32,500 per day per violation and the plaintiffs' costs of litigation. In February 2010, PacifiCorp, the Sierra Club and the Wyoming Outdoor Council reached an agreement in principle to settle all outstanding claims in the action. The settlement was reviewed by the United States Environmental Protection Agency ("EPA") and approved by the court. This matter is now concluded and did not have a material impact on PacifiCorp's consolidated financial results.

CalEnergy Philippines

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

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo") in the District Court of Douglas County, Nebraska (the "District Court"), seeking a declaratory judgment as to San Lorenzo's right to repurchase up to 15% of the shares in CE Casecnan. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it has effectively exercised its option to purchase up to 15% of the shares of CE Casecnan, that it is the rightful owner of such shares and that it is due all dividends previously paid on such shares. In March 2010, after a two-week jury trial, the District Court declined to submit the claims and defenses in the case to the jury. Instead, the District Court issued a directed verdict in April 2010, which management believes is based in part on the January 2006 findings of the Superior Court in the California litigation involving LPG discussed above. The order finds that San Lorenzo was entitled to be a 15% shareholder of CE Casecnan effective March 30, 2002 and is owed $32 million as of March 31, 2010. The Superior Court subsequently issued an order in the California litigation which management believes contradicts the April 2010 order issued by the District Court. MEHC filed motions to vacate or modify the order of the District Court or to grant a new trial based on errors in the proceeding and in light of the Superior Court order in the California litigation based on the same facts. The District Court denied the motions to vacate and modify its order, and any final ruling is expected to be appealed.

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

Accrued Environmental Costs

The Company is fully or partly responsible for environmental remediation at various contaminated sites, including sites that are or were part of the Company's operations and sites owned by third parties. The Company accrues environmental remediation expenses when the expenses are believed to be probable and can be reasonably estimated. The quantification of environmental exposures is based on many factors, including changing laws and regulations, advancements in environmental technologies, the quality of available site-specific information, site investigation results, expected remediation or settlement timelines, the Company's proportionate responsibility, contractual indemnities and coverage provided by insurance policies. The liability recorded as of September 30, 2010 and December 31, 2009 was $18 million and $21 million, respectively, and is included in other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Environmental remediation liabilities that separately result from the normal operation of long-lived assets and that are legal obligations associated with the retirement of those assets are separately accounted for as asset retirement obligations.

Hydroelectric Relicensing

PacifiCorp's hydroelectric portfolio consists of 46 generating facilities with an aggregate facility net owned capacity of 1,157 megawatts ("MW"). The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

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

As part of the relicensing process, the FERC is required to perform an environmental review and in November 2007, the FERC issued its final environmental impact statement. The United States Fish and Wildlife Service and the National Marine Fisheries Service issued final biological opinions in December 2007 analyzing the Klamath hydroelectric system's impact on endangered species under a new FERC license consistent with the FERC staff's recommended license alternative and terms and conditions issued by the United States Departments of the Interior and Commerce. These terms and conditions include construction of upstream and downstream fish passage facilities at the Klamath hydroelectric system's four mainstem dams. Prior to the FERC issuing a final license, PacifiCorp is required to obtain water quality certifications from Oregon and California. PacifiCorp currently has water quality applications pending in Oregon and California; however, Oregon issued a letter in March 2010, holding the certification process in abeyance during the United States Secretary of the Interior's public interest determination on dam removal, and California issued a resolution in October 2010, holding the certification process in abeyance until May 2011.

In November 2008, PacifiCorp signed a non-binding agreement in principle ("AIP") that laid out a framework for the disposition of PacifiCorp's Klamath hydroelectric system relicensing process, including a path toward potential dam transfer and removal by an entity other than PacifiCorp no earlier than 2020. Subsequent to release of the AIP, negotiations between the parties continued with an expanded group of stakeholders. The parties to the Klamath Hydroelectric Settlement Agreement ("KHSA"), which include PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties, signed the KHSA in February 2010. PacifiCorp expects that federal legislation will be introduced in the United States Congress in 2011 to endorse and enact provisions of the KHSA.

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

Under the KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA must be enacted to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. In addition, the KHSA limits PacifiCorp's contribution to dam removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. An additional $250 million for dam removal costs is expected to be raised through a California bond measure. If PacifiCorp's contribution to dam removal costs exceeds $200 million or if the State of California is unable to raise the funds necessary for dam removal costs, sufficient funds would need to be obtained elsewhere in order for the KHSA and dam removal to proceed.

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

In July 2009, Oregon's governor signed a bill authorizing PacifiCorp to collect surcharges from its Oregon customers for Oregon's share of the customer contribution for the cost of removing the Klamath hydroelectric system's four mainstem dams. In March 2010, PacifiCorp filed with the OPUC to begin collecting the surcharge from Oregon customers, as of that date, subject to refund based on the OPUC's determination that the surcharges result in rates that are fair, just and reasonable. Also, in March 2010, PacifiCorp filed with the California Public Utilities Commission ("CPUC") to collect a surcharge from PacifiCorp's California customers beginning January 1, 2011. The proceeds from the surcharges will be deposited in trust accounts to be established by each of the respective utility commissions. In September 2010, the OPUC issued an order approving dam removal surcharges for Oregon customers. The CPUC is expected to issue an order on PacifiCorp's California surcharge filing in April 2011.

As of September 30, 2010 and December 31, 2009, PacifiCorp had $73 million and $67 million, respectively, in costs related to the relicensing of the Klamath hydroelectric system included in construction in progress and reflected in property, plant and equipment, net on the Consolidated Balance Sheets. Recovery of relicensing costs is anticipated through traditional rate proceedings. The all-party settlement proposed in the Oregon general rate case recommended recovery of relicensing costs effective January 1, 2011. As of September 30, 2010, PacifiCorp's Klamath hydroelectric system generating facilities had a net book value of $60 million with an average remaining depreciable life of 36 years. In August 2010, PacifiCorp received an order from the OPUC approving a change to depreciation rates for certain of the Klamath hydroelectric system generating facilities. The depreciation rate change will be effective January 1, 2011 and will allow for full depreciation of the assets by December 31, 2019. PacifiCorp has made a similar filing in California and plans to include a similar request in upcoming rate cases in the rest of the states comprising its service territory.

Purchase Obligations

In September 2010, PacifiCorp amended an existing coal supply agreement and entered into a new coal supply agreement, each establishing annual minimum purchases of coal to supply one of PacifiCorp's coal-fired generating facilities. Prior to the amendment, the existing agreement did not require a minimum level of purchases. The coal supply agreements result in minimum future purchases for the years ending December 31 of approximately $90 million in 2011, $93 million in 2012, $99 million in 2013, $101 million in 2014, $109 million in 2015 and $731 million thereafter.

(13)	MEHC Shareholders' Equity

In March 2010, MEHC purchased 250,000 shares of common stock for $225 per share, or $56 million, from Mr. Scott (along with family members and related entities). In March 2009, 703,329 common stock options were exercised having an exercise price of $35.05 per share, or $25 million. Also in March 2009, MEHC purchased the shares issued from the options exercised for $148 million. As a result, the Company recognized $125 million of stock-based compensation expense, including the Company's share of payroll taxes, for the nine-month period ended September 30, 2009, which is included in operating expense on the Consolidated Statement of Operations.

(14)	Components of Accumulated Other Comprehensive Income, Net

Accumulated other comprehensive income attributable to MEHC, net consists of the following components (in millions):

	As of
	September 30, 2010	December 31, 2009

Unrecognized amounts on retirement benefits, net of tax of $(183) and $(201)	$(492)	$(515)
Foreign currency translation adjustment	(277)	(191)
Fair value adjustment on cash flow hedges, net of tax of $(12) and $-	(18)	—
Unrealized gains on marketable securities, net of tax of $620 and $693	930	1,041
Total accumulated other comprehensive income attributable to MEHC, net	$143	$335

(15)	Sale of Business

In September 2010, the Company sold its interest in CE Gas (Australia) Limited, which had previously been reported as part of the CE Electric UK reportable segment, for net proceeds of $59 million. The Company recognized a tax free gain of $45 million during the three- and nine-month periods ended September 30, 2010 related to this transaction, which is included in operating expense on the Consolidated Statements of Operations. The amounts previously reported in operating revenue and income before income tax expense associated with CE Gas (Australia) Limited are not material to the Company's consolidated financial results.

(16)	Segment Information

MEHC's reportable segments were determined based on how the Company's strategic units are managed. The Company's foreign reportable segments include CE Electric UK, whose business is principally in Great Britain, and CalEnergy Philippines, whose business is in the Philippines. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009

Operating revenue:
PacifiCorp	$1,165	$1,146	$3,323	$3,278
MidAmerican Funding	933	812	2,895	2,711
Northern Natural Gas	116	116	423	477
Kern River	90	90	264	283
CE Electric UK	184	214	582	604
CalEnergy Philippines	25	51	69	107
CalEnergy U.S.	9	9	25	24
HomeServices	253	312	793	764
Corporate/other(1)	(12)	(9)	(44)	(36)
Total operating revenue	$2,763	$2,741	$8,330	$8,212

Depreciation and amortization:
PacifiCorp	$140	$139	$422	$414
MidAmerican Funding	86	85	258	251
Northern Natural Gas	16	16	48	47
Kern River	27	24	81	72
CE Electric UK	43	44	119	121
CalEnergy Philippines	6	6	17	17
CalEnergy U.S.	2	2	6	6
HomeServices	4	5	11	13
Corporate/other(1)	(4)	(3)	(12)	(12)
Total depreciation and amortization	$320	$318	$950	$929

Operating income:
PacifiCorp	$284	$299	$815	$796
MidAmerican Funding	148	123	364	363
Northern Natural Gas	31	37	175	238
Kern River	51	54	148	174
CE Electric UK	136	109	348	306
CalEnergy Philippines	17	42	45	82
CalEnergy U.S.	5	4	13	12
HomeServices	3	18	20	16
Corporate/other(1)	(31)	(25)	(65)	(165)
Total operating income	644	661	1,863	1,822
Interest expense	(309)	(316)	(923)	(957)
Capitalized interest	14	12	42	30
Interest and dividend income	4	8	24	36
Other, net	33	41	89	119
Total income before income tax expense and
equity income	$386	$406	$1,095	$1,050

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Interest expense:
PacifiCorp	$101	$102	$303	$310
MidAmerican Funding	48	48	144	148
Northern Natural Gas	15	15	45	45
Kern River	12	14	38	42
CE Electric UK	37	39	109	109
CalEnergy Philippines	2	1	4	3
CalEnergy U.S.	4	4	12	12
Corporate/other(1)	90	93	268	288
Total interest expense	$309	$316	$923	$957

	As of
	September 30, 2010	December 31, 2009
Total assets:
PacifiCorp	$21,038	$20,244
MidAmerican Funding	10,766	10,732
Northern Natural Gas	2,698	2,657
Kern River	1,932	1,875
CE Electric UK	5,463	5,622
CalEnergy Philippines	405	463
CalEnergy U.S.	582	569
HomeServices	675	657
Corporate/other(1)	1,964	1,865
Total assets	$45,523	$44,684

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "Corporate/other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2010 (in millions):

	PacifiCorp	MidAmerican Funding	Northern Natural Gas	Kern River	CE Electric UK	CalEnergy U.S.	Home- Services	Total

Balance, December 31, 2009	$1,126	$2,102	$223	$34	$1,130	$71	$392	$5,078
Foreign currency translation	—	—	—	—	(23)	—	—	(23)
Other	—	—	(20)	—	—	—	1	(19)
Balance, September 30, 2010	$1,126	$2,102	$203	$34	$1,107	$71	$393	$5,036

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), CE Electric UK Funding Company ("CE Electric UK") (which primarily consists of Northern Electric Distribution Limited ("Northern Electric") and Yorkshire Electricity Distribution plc ("Yorkshire Electricity")), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy U.S. (which owns interests in independent power projects in the United States), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, MEHC owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

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

Results of Operations for the Third Quarter and First Nine Months of 2010 and 2009

Overview

Net income attributable to MEHC for the third quarter of 2010 was $364 million, a decrease of $12 million, or 3%, compared to 2009. Lower net income at PacifiCorp, MidAmerican Funding, CalEnergy Philippines and HomeServices was partially offset by higher net income at CE Electric UK. PacifiCorp's net income decreased due to the favorable settlement of certain tax contingencies in 2009 and higher operating expense and depreciation and amortization associated with recent plant placed in-service, partially offset by higher production tax credits in 2010 and slightly higher margins. Net income at MidAmerican Funding decreased primarily due to $55 million of income tax benefits recognized in 2009 for a change in the tax accounting method determining current income tax deductions for certain electric asset repairs, partially offset by higher electric margins primarily due to warmer weather and other income tax benefits in 2010. CalEnergy Philippines' net income decreased due to lower rainfall and related lower revenue earned in 2010 at the Casecnan project. Net income at HomeServices decreased due to lower operating revenue, partially offset by lower commissions and operating expenses. CE Electric UK's net income increased due to a $45 million after-tax gain on the sale of CE Gas (Australia) Limited and the recognition of deferred income tax benefits totaling $25 million upon the enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27%, partially offset by lower allowed distribution revenue and the stronger United States dollar.

Net income attributable to MEHC for the first nine months of 2010 was $859 million, a decrease of $5 million, or 1%, compared to 2009. Lower net income at MidAmerican Funding, Northern Natural Gas, Kern River, CalEnergy Philippines and CalEnergy U.S. was partially offset by higher net income at PacifiCorp and CE Electric UK. Net income decreased at MidAmerican Funding primarily due to $55 million of income tax benefits recognized in 2009 for a change in the tax accounting method determining current income tax deductions for certain electric asset repairs and higher storm restoration costs, partially offset by additional production tax credits. Net income at Northern Natural Gas and Kern River was lower as a result of lower revenue from less favorable market conditions. CalEnergy Philippines' net income decreased due to lower rainfall and related lower revenue earned in 2010 at the Casecnan project. CalEnergy U.S.'s net income decreased due to the expiration of a favorable power purchase contract in the second quarter of 2009. PacifiCorp's net income was higher due to higher prices approved by regulators, higher sales of renewable energy credits, higher allowance for funds used during construction ("AFUDC") and a lower effective income tax rate, partially offset by lower wholesale and other revenue, higher operating expense and depreciation and amortization associated with recent plant placed in-service, the benefits in 2009 from Oregon Senate Bill 408 ("SB 408") and the favorable settlement of certain tax contingencies in 2009. Net income at CE Electric UK increased due to the after-tax gain on the sale of CE Gas (Australia) Limited and the recognition of deferred income tax benefits for the reduction in the United Kingdom corporate income tax rate. The results for the first nine months of 2009 also included an after-tax gain on the Constellation Energy Group, Inc. ("Constellation Energy") common stock investment of $22 million and an after-tax stock-based compensation charge of $75 million as a result of the purchase of shares of common stock that were issued upon the exercise of stock options. The results for the first nine months of 2010 included an after-tax charge of $64 million related to the CE Casecnan noncontrolling interest verdict and ongoing noncontrolling interest expense.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as "Corporate/other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2010	2009	Change		2010	2009	Change
Operating revenue:
PacifiCorp	$1,165	$1,146	$19	2%	$3,323	$3,278	$45	1%
MidAmerican Funding	933	812	121	15	2,895	2,711	184	7
Northern Natural Gas	116	116	—	—	423	477	(54)	(11)
Kern River	90	90	—	—	264	283	(19)	(7)
CE Electric UK	184	214	(30)	(14)	582	604	(22)	(4)
CalEnergy Philippines	25	51	(26)	(51)	69	107	(38)	(36)
CalEnergy U.S.	9	9	—	—	25	24	1	4
HomeServices	253	312	(59)	(19)	793	764	29	4
Corporate/other	(12)	(9)	(3)	(33)	(44)	(36)	(8)	(22)
Total operating revenue	$2,763	$2,741	$22	1	$8,330	$8,212	$118	1

Operating income:
PacifiCorp	$284	$299	$(15)	(5)%	$815	$796	$19	2%
MidAmerican Funding	148	123	25	20	364	363	1	—
Northern Natural Gas	31	37	(6)	(16)	175	238	(63)	(26)
Kern River	51	54	(3)	(6)	148	174	(26)	(15)
CE Electric UK	136	109	27	25	348	306	42	14
CalEnergy Philippines	17	42	(25)	(60)	45	82	(37)	(45)
CalEnergy U.S.	5	4	1	25	13	12	1	8
HomeServices	3	18	(15)	(83)	20	16	4	25
Corporate/other	(31)	(25)	(6)	(24)	(65)	(165)	100	61
Total operating income	$644	$661	$(17)	(3)	$1,863	$1,822	$41	2

PacifiCorp

Operating revenue increased $19 million for the third quarter of 2010 compared to 2009 due to higher retail revenue of $67 million, partially offset by a decrease in wholesale and other revenue of $55 million. The increase in retail revenue was due to an increase in prices approved by regulators, higher demand-side management revenue, which is offset by higher operating expenses, and a 2% increase in volumes. Retail volumes increased as a result of higher customer usage in PacifiCorp's eastern service territory, partially offset by lower residential and commercial usage in PacifiCorp's western service territory primarily due to the impacts of unfavorable weather. The decrease in wholesale and other revenue was due to a 19% decrease in wholesale volumes as a result of lower thermal generation, a 15% decrease in average wholesale prices and the impact of deconsolidating PacifiCorp's coal mining joint venture, Bridger Coal Company ("Bridger Coal"), as a result of adopting authoritative guidance requiring equity method accounting treatment of the operations effective January 1, 2010. The lower revenue due to deconsolidating Bridger Coal is largely offset by lower operating expense and depreciation and amortization.

Operating income decreased $15 million for the third quarter of 2010 compared to 2009. The higher revenue was largely offset by higher energy costs. Energy costs increased due to higher purchased electricity as a result of lower thermal generation, higher coal prices and higher transmission costs, partially offset by lower fuel costs on lower thermal generation and the effects of regulatory cost recovery adjustment mechanisms for net power costs of $6 million. Operating expense and depreciation and amortization both increased due to recent plant placed in-service.

Operating revenue increased $45 million for the first nine months of 2010 compared to 2009 due to higher retail revenue of $143 million and an increase in the sale of renewable energy credits totaling $49 million, partially offset by a decrease in wholesale and other revenue of $150 million. The increase in retail revenue was due to an increase in prices approved by regulators, higher demand-side management revenue, which is offset by higher operating expenses, and a 1% increase in volumes, partially offset by lower revenue related to SB 408 of $10 million. The decrease in wholesale and other revenue was due to a 8% decrease in wholesale volumes, a 15% decrease in average wholesale prices and the impact of deconsolidating Bridger Coal. The lower revenue due to deconsolidating Bridger Coal is largely offset by lower operating expense and depreciation and amortization.

Operating income increased $19 million for the first nine months of 2010 compared to 2009 due to the higher operating revenue and lower energy costs of $17 million, partially offset by higher costs associated with recent plant placed in-service and increased plant overhauls. Energy costs decreased due to a decrease in the average cost of purchased electricity and the effects of regulatory cost recovery adjustment mechanisms for net power costs of $26 million, partially offset by higher transmission costs of $17 million and unfavorable changes in the fair value of energy purchase contracts accounted for as derivatives.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2010	2009	Change		2010	2009	Change
Operating revenue:
Regulated electric	$505	$451	$54	12%	$1,361	$1,286	$75	6%
Regulated natural gas	110	85	25	29	625	591	34	6
Nonregulated and other	318	276	42	15	909	834	75	9
Total operating revenue	$933	$812	$121	15	$2,895	$2,711	$184	7

Operating income:
Regulated electric	$130	$112	18	16%	266	272	(6)	(2)%
Regulated natural gas	(3)	(4)	1	25	43	43	—	—
Nonregulated and other	21	15	6	40	55	48	7	15
Total operating income	$148	$123	$25	20	$364	$363	$1	—

Regulated electric operating revenue increased $54 million for the third quarter of 2010 compared to 2009. Retail revenue increased $44 million on higher volumes of 12% primarily due to higher customer usage as a result of the impacts of favorable weather. Wholesale and other revenue increased $10 million due to higher average wholesale prices and volumes. Generation increased 15% resulting from higher availability primarily due to joining the Midwest Independent Transmission System Operation, Inc. ("MISO") in September 2009.

Regulated electric operating income increased $18 million for the third quarter of 2010 compared to 2009. The higher operating revenue was partially offset by higher energy costs of $32 million and higher storm restoration costs. Energy costs increased due to greater coal-fired and natural gas-fired generation as a result of higher volumes and higher fuel prices.

Regulated natural gas operating revenue increased $25 million for the third quarter of 2010 compared to 2009 due to an increase in the average per-unit cost of gas sold, which was passed on to customers and resulted in higher cost of sales, and higher wholesale sales volumes. Regulated natural gas operating income increased $1 million for the third quarter of 2010 compared to 2009.

Nonregulated and other operating revenue increased $42 million for the third quarter of 2010 compared to 2009 due to a 13% increase in electric retail volumes and higher gas revenue resulting from an increase in prices, partially offset by a 3% decrease in electric retail rates and lower gas volumes. Nonregulated and other operating income increased $6 million for the third quarter of 2010 compared to 2009 due to higher electric margins.

Regulated electric operating revenue increased $75 million for the first nine months of 2010 compared to 2009. Retail revenue increased $78 million on higher volumes of 8% primarily due to higher customer usage, including the impacts of favorable weather, and customer growth. Wholesale and other revenue decreased $3 million due to lower average wholesale sales prices, partially offset by higher volumes due to a 13% increase in generation resulting from higher availability primarily due to joining the MISO.

Regulated electric operating income decreased $6 million for the first nine months of 2010 compared to 2009. Higher energy costs of $68 million, higher depreciation and amortization totaling $6 million and higher operating expenses totaling $7 million were partially offset by the higher operating revenue. Energy costs increased due to greater thermal generation as a result of higher volumes and higher fuel prices. Operating expenses increased primarily due to higher maintenance costs as a result of storm damage totaling $15 million, partially offset by lower general maintenance and health care costs.

Regulated natural gas operating revenue increased $34 million for the first nine months of 2010 compared to 2009 due to an increase in the average per-unit cost of gas sold, which was passed on to customers and resulted in higher cost of sales, partially offset by lower wholesale sales volumes. Regulated natural gas operating income was flat for the first nine months of 2010 compared to 2009.

Nonregulated and other operating revenue increased $75 million for the first nine months of 2010 compared to 2009 due to a 15% increase in electric retail volumes and higher gas revenue resulting from an increase in prices, partially offset by a 4% decrease in electric retail rates and lower gas volumes. Nonregulated and other operating income increased $7 million for the first nine months of 2010 compared to 2009 primarily due to higher electric margins.

Northern Natural Gas

Operating revenue was unchanged for the third quarter of 2010 compared to 2009 as higher sales of gas and condensate liquids were offset by lower storage revenue. Operating income decreased $6 million for the third quarter of 2010 compared to 2009 due to the lower storage revenue and losses recognized on derivative gas purchase contracts.

Operating revenue decreased $54 million for the first nine months of 2010 compared to 2009 primarily due to lower transportation revenue of $46 million and lower storage revenue of $13 million, partially offset by higher sales of gas and condensate liquids. Transportation revenue decreased due to lower transportation volumes, principally in the field area, caused by less favorable economic conditions and lower natural gas price spreads. Operating income decreased $63 million for the first nine months of 2010 compared to 2009 primarily due to the lower transportation and storage revenue.

Kern River

Operating revenue was unchanged for the third quarter of 2010 compared to 2009 as revenue from the 2010 Expansion project that was placed in service in April 2010 was offset by lower rates as a result of the Federal Energy Regulatory Commission ("FERC") order received in December 2009. Operating income decreased $3 million for the third quarter of 2010 compared to 2009 due to higher depreciation and amortization as a result of higher levelized depreciation and placing the 2010 Expansion project in service.

Operating revenue decreased $19 million for the first nine months of 2010 compared to 2009 due to lower natural gas price spreads and volumes and lower rates as a result of the FERC order received in December 2009, partially offset by higher revenue from the 2010 Expansion project being placed in service. Operating income decreased $26 million for the first nine months of 2010 compared to 2009 due to the lower operating revenue and higher depreciation and amortization totaling $8 million as a result of higher levelized depreciation and placing the 2010 Expansion project in service.

CE Electric UK

Operating revenue decreased $30 million for the third quarter of 2010 compared to 2009. The decrease was due to the stronger United States dollar totaling $11 million, lower contracting revenue of $10 million, lower gas production of $5 million and lower distribution revenue of $4 million. Distribution revenue decreased primarily due to lower allowed revenue from certain regulatory provisions totaling $28 million, partially offset by higher rates implemented April 1, 2010 related to the Distribution Price Control Review. Operating income increased $27 million for the third quarter of 2010 compared to 2009 primarily due to a pre-tax gain of $45 million recognized on the sale of CE Gas (Australia) Limited, partially offset by the stronger United States dollar totaling $8 million, the lower distribution revenue and the lower gas production.

Operating revenue decreased $22 million for the first nine months of 2010 compared to 2009. The decrease was due to lower contracting revenue of $15 million and lower gas production of $12 million, partially offset by higher distribution revenue of $8 million. Distribution revenue increased due to higher rates implemented April 1, 2010 related to the Distribution Price Control Review, partially offset by lower allowed revenue from certain regulatory provisions totaling $53 million. Operating income increased $42 million for the first nine months of 2010 compared to 2009 primarily due to a $45 million pre-tax gain recognized on the sale of CE Gas (Australia) Limited and the higher distribution revenue, partially offset by the lower gas production.

CalEnergy Philippines

Operating revenue decreased $26 million for the third quarter and $38 million for the first nine months of 2010 compared to 2009 due to lower than normal rainfall in 2010 and above normal rainfall in 2009 at the Casecnan project, which resulted in lower variable energy and water delivery fees earned in 2010. Operating income decreased $25 million for the third quarter and $37 million for the first nine months of 2010 compared to 2009 due to the lower operating revenue.

HomeServices

Operating revenue decreased $59 million for the third quarter of 2010 compared to 2009 primarily due to a 27% decrease in closed brokerage units as the first-time home buyer tax credit expired in June 2010, partially offset by higher average home sales prices. Operating income decreased $15 million for the third quarter of 2010 compared to 2009 primarily due to the lower operating revenue, partially offset by lower commissions and operating expenses.

Operating revenue increased $29 million for the first nine months of 2010 compared to 2009 due to higher average home sales prices. Operating income increased $4 million for the first nine months of 2010 compared to 2009 primarily due to the higher operating revenue and lower operating expenses, partially offset by higher commissions.

Corporate/other

Operating income increased $100 million for the first nine months of 2010 compared to 2009 due to $125 million of stock-based compensation expense in 2009 as a result of the purchase of common stock issued by MEHC upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire Hathaway Inc.'s ("Berkshire Hathaway") acquisition of MEHC in 2000.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2010	2009	Change		2010	2009	Change

Subsidiary debt	$213	$212	$1	—%	$633	$644	$(11)	(2)%
MEHC senior debt and other	82	85	(3)	(4)	247	249	(2)	(1)
MEHC subordinated debt -
Berkshire Hathaway	7	13	(6)	(46)	25	47	(22)	(47)
MEHC subordinated debt - other	7	6	1	17	18	17	1	6
Total interest expense	$309	$316	$(7)	(2)	$923	$957	$(34)	(4)

Interest expense decreased $7 million for the third quarter and $34 million for the first nine months of 2010 compared to 2009 due to scheduled maturities, principal repayments and lower interest rates on variable rate debt, partially offset by the $250 million debt issuance in July 2009 at MEHC.

Capitalized Interest

Capitalized interest increased $12 million for the first nine months of 2010 compared to 2009 due to higher construction in progress at PacifiCorp.

Interest and Dividend Income

Interest and dividend income decreased $12 million for the first nine months of 2010 compared to 2009 primarily due to interest associated with SB 408 refunds received in 2009 at PacifiCorp and income earned in 2009 related to the Constellation Energy investments, partially offset by a dividend received during the second quarter of 2010 from the BYD Company Limited common stock investment totaling $11 million.

Other, Net

Other, net decreased $8 million for the third quarter and $30 million for the first nine months of 2010 compared to 2009. The decrease for the third quarter of 2010 compared to 2009 was primarily due to a gain recognized on an acquisition by HomeServices in 2009. Additionally, the first nine months of 2010 compared to 2009 decreased due to a $37 million pre-tax gain on the Constellation Energy common stock investment in 2009, partially offset by higher allowance for equity funds used during construction at PacifiCorp in 2010.

Income Tax Expense

Income tax expense decreased $1 million for the third quarter and $46 million for the first nine months of 2010 compared to 2009. The effective tax rates were 10% for both the third quarter of 2010 and 2009, and 15% and 20% for the first nine months of 2010 and 2009, respectively. The results for the third quarter and first nine months of 2010 included production tax credits of $48 million and $113 million, respectively, deferred income tax benefits totaling $25 million upon the enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27% and a non-taxable gain on the sale of CE Gas (Australia) Limited. The results for the third quarter and first nine months of 2009 included production tax credits of $33 million and $88 million, respectively, and accelerated income tax benefits of $55 million for repairs deductions. The benefits were realized as MidAmerican Energy changed the method by which it determines current income tax deductions for repairs on certain of its regulated utility assets, which results in current deductibility for costs that are capitalized for book purposes. Iowa, MidAmerican Energy's largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences. Additionally, the effective tax rates for the third quarter and first nine months of 2010 compared to 2009 were impacted by higher benefits from the effects of ratemaking and lower taxes on foreign income.

Equity Income

Equity income decreased $20 million for the first nine months of 2010 compared to 2009 due to lower equity earnings at CE Generation, LLC, primarily due to the expiration of a favorable power purchase contract in the second quarter of 2009 at the Saranac project, and at HomeServices related to lower refinance activity in its mortgage business.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $76 million for the first nine months of 2010 compared to 2009 due to an $83 million charge related to the CE Casecnan noncontrolling interest verdict.

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

As of September 30, 2010, the Company's total net liquidity available was $6.438 billion. The components of total net liquidity available are as follows (in millions):

	MEHC	PacifiCorp	MidAmerican Funding	CE Electric UK	Other	Total(1)

Cash and cash equivalents	$10	$32	$201	$24	$254	$521

Credit facilities	$585	$1,395	$654	$660	$125	$3,419
Less:
Short-term borrowings and issuances
of commercial paper	(192)	(34)	—	—	—	(226)
Tax-exempt bond support, letters of
credit and EIB borrowings	(40)	(304)	(195)	(237)	—	(776)
Net credit facilities	$353	$1,057	$459	$423	$125	$2,417

Net liquidity before Berkshire
Equity Commitment	$363	$1,089	$660	$447	$379	$2,938
Berkshire Equity Commitment(2)	3,500					3,500
Total net liquidity	$3,863					$6,438
Unsecured revolving credit facilities:
Maturity date(3)	2013	2012-2013	2011, 2013	2013	2010
Largest single bank commitment as a
% of total revolving credit facilities(4)	17%	15%	23%	33%	36%

(1)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

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
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2010 and 2009 were $2.080 billion and $2.983 billion, respectively. The decrease was mainly due to $140 million of net cash flows in 2009 related to the Constellation Energy transaction, which is comprised of $536 million of proceeds received from the sale of Constellation Energy common stock and $396 million of income taxes paid on gains recognized on the termination of the Constellation Energy merger agreement in December 2008 and the sale of common stock in 2009, lower income tax receipts of $490 million, changes in collateral posted for derivative contracts and higher contributions to pension and other postretirement benefit plans. Income tax receipts were lower primarily due to repairs deductions and the timing of bonus depreciation received in 2009.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010, the 50% depreciation bonus for qualifying property purchased and placed in service in 2010. As a result of the new law, the Company's third quarter tax provision reflected bonus depreciation on qualifying assets placed in service during 2010. Accordingly, the Company's receivable for income taxes increased to $440 million as of September 30, 2010.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2010 and 2009 were $(1.797) billion and $(1.846) billion, respectively. In January 2009, the Company received $1 billion, plus accrued interest, in full satisfaction of the 14% Senior Notes from Constellation Energy. In July 2009, the Company purchased 225 million shares, representing approximately a 10% interest, of BYD Company Limited common stock for $232 million. Capital expenditures decreased $730 million. Additionally, the Company received proceeds from the sale of certain Australian hydrocarbon exploration and development assets during the second quarter of 2010 totaling $78 million and net proceeds from the sale of CE Gas (Australia) Limited during the third quarter of 2010 totaling $59 million, partially offset by higher investments in companies accounted for under the equity method.

Capital Expenditures

Capital expenditures by reportable segment for the nine-month periods ended September 30 are summarized as follows (in millions):

	2010	2009
Capital expenditures(1):
PacifiCorp	$1,250	$1,766
MidAmerican Funding	183	348
Northern Natural Gas	87	140
Kern River	85	37
CE Electric UK	254	297
Other	3	4
Total capital expenditures	$1,862	$2,592

(1)	Excludes amounts for non-cash equity AFUDC.

The Company's capital expenditures relate primarily to PacifiCorp and MidAmerican Energy (the "Utilities"), which consisted mainly of the following for the nine-month periods ended September 30:

2010:

•
Transmission system investments totaling $322 million, including construction costs for the first major segment of the Energy Gateway Transmission Expansion Program, a 135-mile, double circuit, 345-kilovolt transmission line being built between the Populus substation in southern Idaho and the Terminal substation near Salt Lake City, Utah, the final section of which is expected to be substantially complete in the fourth quarter of 2010.

•	Emissions control equipment totaling $304 million.

•	The development and construction of wind-powered generating facilities totaling $145 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $662 million.

2009:

•	Transmission system investments totaling $573 million, including construction costs for the Populus-to-Terminal segment of the Energy Gateway Transmission Expansion Program at PacifiCorp.

•	The development and construction of wind-powered generating facilities totaling $391 million.

•	Emissions control equipment totaling $246 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $904 million.

Additionally, capital expenditures for the nine-month period ended September 30, 2010 include costs related to Kern River's two expansion projects totaling $66 million. Kern River's 2010 Expansion project was placed in service in April 2010. The remaining amounts are for ongoing investments in distribution and other infrastructure needed at the other platforms to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2010 were $(190) million. Uses of cash totaled $563 million and consisted mainly of $259 million for repayments of MEHC subordinated debt, $142 million for repayments of subsidiary debt, $87 million for net repayments of subsidiary short-term debt and $56 million for net purchases of common stock. Sources of cash totaled $373 million and consisted of proceeds from subsidiary debt totaling $231 million and net proceeds from the MEHC revolving credit facility totaling $142 million.

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

Long-term Debt

In July 2010, MEHC called and repaid at par value $92 million of 6.25% CalEnergy Capital Trust II subordinated debt due in February 2012.

In July 2010, Yorkshire Electricity closed on a £151 million finance contract with the EIB and issued £151 million of 4.13% notes due July 20, 2022. The net proceeds are being used to fund capital expenditures. Also in July 2010, Northern Electric closed on a £119 million finance contract with the EIB. Amounts available under the finance contract may be drawn upon through 2011.

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

Forecasted capital expenditures, which exclude non-cash equity AFUDC, are approximately $2.7 billion for 2010, and include the following:

•
$459 million for transmission system investments at PacifiCorp, including $206 million for the Energy Gateway Transmission Expansion Program, which includes costs for completion of the first major segment of the program, the Populus to Terminal transmission line.

•
$358 million for environmental projects at the Utilities to install and upgrade emissions control equipment at certain coal-fired generating facilities to meet anticipated air quality and visibility targets through reductions of sulfur dioxide, nitrogen oxide ("NOx") and particulate matter emissions.

•	$155 million for construction and development of wind-powered generating facilities at PacifiCorp.

•	$138 million at Kern River for two expansion projects.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

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

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, other than the 2010 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

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

PacifiCorp

Utah

In March 2009, PacifiCorp filed for an energy cost adjustment mechanism ("ECAM") with the Utah Public Service Commission ("UPSC"). The filing recommends that the UPSC adopt the ECAM to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. The UPSC has separated the application into two phases to first address whether the mechanism is in the public interest, and then if it is found to be in the public interest, to determine the type of mechanism that should be implemented. The UPSC completed the phase one hearings in January 2010. In February 2010, the UPSC issued an order to proceed to the second phase, concluding that the public interest determination is dependent on evidence to be provided in phase two. Additionally, in February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC seeking approval to defer incremental renewable energy credit revenue in excess of the renewable energy credit value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and renewable energy credit revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In November 2010, a final hearing on the ECAM was held with the UPSC. A final decision as to whether all or any of the net power costs and renewable energy credit revenues in excess of the levels currently included in rates will be collected from or passed through to customers is under consideration by the UPSC.

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

In August 2010, PacifiCorp filed an application with the UPSC requesting an increase of $39 million associated with two major construction projects expected to be complete and in service by December 2010. The application requests a 5% increase in rates effective January 2011 encompassing both the $39 million requested increase and the $31 million increase approved by the UPSC in June 2010. Collection of a one-time $16 million surcharge for the portion of the $31 million increase related to the period from July 2010 to December 2010 is expected to begin effective January 1, 2011.

Oregon

In February 2010, PacifiCorp made its initial filing for the annual transition adjustment mechanism with the Oregon Public Utility Commission ("OPUC") for an annual increase of $69 million to recover the anticipated net power costs forecasted for calendar year 2011. In July 2010, an all-party stipulation was filed with the OPUC agreeing to an increase of $58 million, or an average price increase of 6%. The OPUC approved the all-party stipulation in September 2010, subject to updates for anticipated net power costs through November 2010. In July 2010, PacifiCorp filed the first of three net power cost updates, requesting a revised increase of $61 million. The final rates will be effective January 1, 2011.

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

In April 2010, PacifiCorp filed an application with the WPSC requesting approval of a new ECAM to replace the existing PCAM. The PCAM will sunset with the final deferral of net power costs in November 2010 and collection through March 2012. In November 2010, the WPSC approved effective December 1, 2010, the deferral of net power costs incurred above or below base net power costs currently provided for in rates until the WPSC issues an order on PacifiCorp's application for the ECAM.

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

California

In November 2009, PacifiCorp filed a general rate case with the California Public Utilities Commission ("CPUC") requesting an annual increase of $8 million, or an average price increase of 10%. In June 2010, PacifiCorp filed with the CPUC an all-party joint motion for commission approval and adoption of the settlement agreement. The agreement reflects an annual increase of $4 million, or an average price increase of 5%, and includes the establishment of revised depreciation rates on California distribution assets. In September 2010, the CPUC approved the settlement agreement with an effective date of January 1, 2011.

In August 2010, PacifiCorp filed an application with the CPUC to increase rates pursuant to the energy cost adjustment clause. In the application, PacifiCorp requested a rate increase of $9 million, or an average price increase of 11%. If approved by the CPUC, the rates will be effective January 1, 2011.

Northern Natural Gas

In November 2009, the FERC issued an order initiating a rate proceeding under Section 5 of the Natural Gas Act for the purpose of investigating whether Northern Natural Gas' regulated rates are just and reasonable. In February 2010, Northern Natural Gas filed a cost and revenue study pursuant to the FERC's order that demonstrated no adjustment to Northern Natural Gas' regulated rates was warranted. In May 2010, a group of seven large customers filed a motion to terminate the proceeding provided Northern Natural Gas would not file to make new regulated rates effective prior to November 2011. The motion was supported or not opposed by customers representing 96% of the entitlement on Northern Natural Gas' system, as well as four state regulatory commissions and a consumer advocate intervenor. In May 2010, the FERC granted the motion to terminate the proceeding. Certain intervenors requested that the FERC rehear its granting of the motion. The FERC denied rehearing of the order in October 2010; however, the intervenors may appeal the decision by the end of December 2010. The Company does not expect the proceeding to have a material adverse effect on the Company's consolidated financial results.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, climate change, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the United States Environmental Protection Agency ("EPA") and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of the Company's forecasted environmental-related capital expenditures and Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding certain environmental laws and regulations affecting the Company. The discussion below contains material developments since those disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Clean Air Transport Rule

In July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), a replacement of the Clean Air Interstate Rule ("CAIR"), which requires electric generating units in 31 states and the District of Columbia to reduce emissions of SO2 and NOx on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the fine particulate standards in downwind states. The emission reductions required under the Transport Rule are intended only to resolve transported emissions and not to resolve air quality issues in the states where the generation is located. The Transport Rule's emission reduction requirements are proposed to take place in two phases, with the first phase beginning in 2012 and the second phase beginning in 2014. By 2014, the rule and other state and EPA actions would reduce power plant SO2 emissions by 71% and NOx emissions by 52% from 2005 levels in covered states. The EPA will administer separate trading programs for SO2 and NOx under the Transport Rule and has identified three potential options for implementation. The EPA's preferred approach allows limited trading of SO2 allowances and region-wide trading of annual NOx allowances. The second approach would allow trading of emission allowances only between facilities within a state. The final approach would not allow any trading of allowances. Under this approach each emitting facility would be required to meet plant-specific emission rates. Facilities are required to comply with the CAIR until the Transport Rule is in effect. Until the final Transport Rule is adopted, the impacts on MidAmerican Energy and CalEnergy U.S.'s natural gas generating facilities in Texas, Illinois and New York cannot be determined. The EPA anticipates finalizing the Transport Rule in 2011. PacifiCorp's generating facilities are not subject to the CAIR or the Transport Rule. It is possible that the existing CAIR or the proposed Transport Rule may be replaced with more stringent requirements to reduce SO2 and NOx emissions and that these requirements could be extended to the western United States through regulation or legislation such as a multi-pollutant emission reduction bill.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of coal combustion storage and disposal. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and 6 landfills that contain coal combustion byproducts. MidAmerican Energy operates 8 surface impoundments and 4 landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at the Company's coal-fired generating facilities. Public comments on the proposed rule are due in November 2010. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time.

Collateral and Contingent Features

Debt and preferred securities of MEHC and certain of its subsidiaries are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of the rated company's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

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

In accordance with industry practice, certain agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand “adequate assurance” in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2010, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of September 30, 2010, the Company would have been required to post $602 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2009. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of September 30, 2010.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Coal Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

The operation of PacifiCorp's coal mines and coal processing facilities is regulated by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 ("Mine Safety Act"). MSHA inspects PacifiCorp's coal mines and coal processing facilities on a regular basis and may issue citations, notices, orders, or any combination thereof, when it believes a violation has occurred under the Mine Safety Act. For citations, monetary penalties are assessed by MSHA. Citations, notices and orders can be contested and appealed and the severity and assessment of penalties may be reduced or, in some cases, dismissed through the appeal process.

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three-month period ended September 30, 2010. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the three-month period ended September 30, 2010. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the three-month period ended September 30, 2010.

	Mine Safety Act
Coal Mine or Coal Processing Facility	Section 104(a) Significant & Substantial Citations	Section 104(b) Orders	Section 104(d) Citations & Orders	Section 110(b)(2) Citations	Section 107(a) Imminent Danger Orders	Section 104(e) Notice	Total Value of Proposed MSHA Assessments (in thousands)	Legal Actions Pending

Deer Creek	10	—	1	—	—	—	$40	15
Bridger (surface)	2	—	—	—	—	—	4	6
Bridger (underground)	9	—	—	—	1	—	42	17
Cottonwood Preparatory Plant	—	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: November 5, 2010	/s/ Patrick J. Goodman
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