Form 10-K
period 2010-12-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2011-02-28
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of January 31, 2011, 74,609,001 shares of common stock were outstanding.

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the Company's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside of the Company's control and could cause actual results to differ materially from those expressed or implied by the Company's forward-looking statements. These factors include, among others:

•	general economic, political and business conditions, as well as changes in laws and regulations affecting the Company's operations or related industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce generating facility output, accelerate generating facility retirements or delay generating facility construction or acquisition;

•	the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies;

•
changes in economic, industry or weather conditions, as well as demographic trends, that could affect customer growth and usage, electricity and natural gas supply or the Company's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load that could impact the Company's hedging strategy and the cost of balancing its generation resources and wholesale activities with its retail load obligations;

•	performance and availability of the Company's generating facilities, including the impacts of outages or repairs, transmission constraints, weather and operating conditions;

•
changes in prices, availability and demand for both purchases and sales of wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

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

•	the impact of inflation on costs and our ability to recover such costs in regulated rates;

•	increases in employee healthcare costs;

•
the impact of investment performance and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on pension and other postretirement benefits expense and funding requirements;

•	changes in the residential real estate brokerage and mortgage industries and regulations that could affect brokerage and mortgage transaction levels;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the Company's consolidated financial results;

•	the Company's ability to successfully integrate future acquired operations into its business;

•	other risks or unforeseen events, including the effects of storms, floods, litigation, wars, terrorism, embargoes and other catastrophic events; and

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

PART I

Item 1.    Business

General

MidAmerican Energy Holdings Company ("MEHC") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). The balance of MEHC's common stock is owned by Mr. Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Mr. Gregory E. Abel, a member of MEHC's Board of Directors and MEHC's President and Chief Executive Officer. As of January 31, 2011, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.8%, 9.4% and 0.8%, respectively, of MEHC's voting common stock.

In March 2006, MEHC and Berkshire Hathaway entered into an Equity Commitment Agreement (the "Berkshire Equity Commitment") pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of each drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. In March 2010, MEHC and Berkshire Hathaway amended the Berkshire Equity Commitment extending the term from February 28, 2011 to February 28, 2014 and reducing the $3.5 billion to $2.0 billion effective March 1, 2011.

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

MEHC's energy subsidiaries generate, transmit, store, distribute and supply energy. Approximately 91% of the Company's operating income during 2010 was generated from rate-regulated businesses. As of December 31, 2010, MEHC's electric and natural gas utility subsidiaries served 6.2 million electricity customers and end-users and 0.7 million natural gas customers. MEHC's natural gas pipeline subsidiaries operate interstate natural gas transmission systems that transported approximately 8% of the total natural gas consumed in the United States during 2010. These pipeline subsidiaries have approximately 17,000 miles of pipeline and a design capacity of approximately 7.4 billion cubic feet ("Bcf") of natural gas per day. As of December 31, 2010, the Company owned approximately 19,000 megawatts ("MW") of generation in operation and under construction, including approximately 18,000 MW of generation that is part of the regulated asset base of its electric utility businesses and approximately 1,000 MW of generation in independent power projects.

Refer to Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional segment information regarding MEHC's platforms.

MEHC's principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580 and its telephone number is (515) 242-4300. MEHC was initially incorporated in 1971 as CalEnergy Company, Inc. under the laws of the state of Delaware and through a merger transaction in 1999 was reincorporated in Iowa under the name MidAmerican Energy Holdings Company.

PacifiCorp

General

PacifiCorp, an indirect wholly owned subsidiary of MEHC, is a United States regulated electric utility company headquartered in Oregon that serves 1.7 million retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp is principally engaged in the business of generating, transmitting, distributing and selling electricity. PacifiCorp's combined service territory covers approximately 136,000 square miles and includes a diverse regional economy ranging from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, mainly consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, recreation, agriculture and mining or extraction of natural resources. In the western portion of the service territory, mainly consisting of Oregon, southern Washington and northern California, the principal industries are agriculture and manufacturing, with forest products, food processing, technology and primary metals being the largest industrial sectors. In addition to retail sales, PacifiCorp sells electricity to other utilities, municipalities and energy marketing companies on a wholesale basis.

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of these agreements is approximately 30 years, although their terms range from five years to indefinite. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow PacifiCorp an opportunity to recover its costs of providing services and to earn a reasonable return on its investment.

PacifiCorp and MEHC agreed to certain material financial regulatory commitments that were established in connection with MEHC's acquisition of PacifiCorp in March 2006. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the financial regulatory commitments.

Regulated Electric Operations

Customers

The percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2010	2009	2008

Utah	42%	42%	42%
Oregon	24	25	26
Wyoming	18	17	17
Washington	8	8	7
Idaho	6	6	6
California	2	2	2
	100%	100%	100%

The percentages of electricity sold to retail customers by class of customer, total gigawatt hours ("GWh") sold and the average number of retail customers for the years ended December 31 were as follows:

	2010	2009	2008

Residential	30%	30%	30%
Commercial	30	31	30
Industrial	39	38	40
Other	1	1	—
Total retail	100%	100%	100%

Total GWh sold:
Retail	53,016	52,710	54,362
Wholesale(1)	11,415	12,349	12,345
Total retail and wholesale	64,431	65,059	66,707

Total average retail customers (in millions)	1.7	1.7	1.7

(1)	Electricity sold into the wholesale market is either produced by PacifiCorp's generating facilities or purchased from other sources and resold in the market.

In addition to the variations in weather from year to year, fluctuations in economic conditions within PacifiCorp's service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Beginning in the fourth quarter of 2008, certain customer usage levels began to decline due to the effects of the economic conditions in the United States. The declining usage trend continued during 2009, resulting in lower retail demand compared to 2008. The declining usage trend reversed during 2010 in the eastern side of PacifiCorp's service territory although partially offset by unfavorable weather conditions. The declining usage trend continued during 2010 in the western side of PacifiCorp's service territory.

Peak customer demand is typically highest in the summer across PacifiCorp's service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is primarily due to heating requirements in the western portion of PacifiCorp's service territory. Peak demand represents the highest demand on a given day and at a given hour. During 2010, PacifiCorp's peak demand was 9,418 MW in the summer and 8,592 MW in the winter.

Generating Facilities and Fuel Supply

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information concerning PacifiCorp's owned generating facilities as of December 31, 2010:

				Facility	Net Owned
				Net Capacity	Capacity
	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
Jim Bridger	Rock Springs, WY	Coal	1974-1979	2,118	1,412
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,336	1,137
Huntington	Huntington, UT	Coal	1974-1977	911	911
Dave Johnston	Glenrock, WY	Coal	1959-1972	762	762
Naughton	Kemmerer, WY	Coal	1963-1971	700	700
Cholla No. 4	Joseph City, AZ	Coal	1981	395	395
Wyodak	Gillette, WY	Coal	1978	335	268
Carbon	Castle Gate, UT	Coal	1954-1957	172	172
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	856	165
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	446	78
				9,511	6,148
NATURAL GAS:
Lake Side	Vineyard, UT	Natural gas/steam	2007	558	558
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	550	550
Chehalis	Chehalis, WA	Natural gas/steam	2003	520	520
Hermiston	Hermiston, OR	Natural gas/steam	1996	474	237
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	231	231
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	120	120
Little Mountain	Ogden, UT	Natural gas	1971	14	14
				2,467	2,230
HYDROELECTRIC:
Lewis River System	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System	OR	Hydroelectric	1950-1956	200	200
Klamath River System	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	52	52
				1,157	1,157
WIND:
Marengo	Dayton, WA	Wind	2007-2008	210	210
Glenrock	Glenrock, WY	Wind	2008-2009	138	138
Seven Mile Hill	Medicine Bow, WY	Wind	2008	119	119
Dunlap Ranch	Medicine Bow, WY	Wind	2010	111	111
Leaning Juniper	Arlington, OR	Wind	2006	101	101
High Plains	McFadden, WY	Wind	2009	99	99
Rolling Hills	Glenrock, WY	Wind	2009	99	99
Goodnoe Hills	Goldendale, WA	Wind	2008	94	94
Foote Creek	Arlington, WY	Wind	1999	41	33
McFadden Ridge	McFadden, WY	Wind	2009	28	28
				1,040	1,032
OTHER:
Blundell	Milford, UT	Geothermal	1984, 2007	34	34
Camas Co-Gen	Camas, WA	Black liquor	1996	22	22
				56	56

Total Available Generating Capacity				14,231	10,623

(1)
Facility Net Capacity represents (except for wind-powered generating facilities, which are nominal ratings) the total capability of a generating unit as demonstrated by actual operating or test experience less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. Net Owned Capacity indicates PacifiCorp's ownership of Facility Net Capacity.

The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2010	2009	2008

Coal	62%	63%	65%
Natural gas	12	12	12
Hydroelectric	5	5	5
Other(1)	5	4	2
Total energy generated	84	84	84
Energy purchased - short-term contracts and other	8	10	11
Energy purchased - long-term contracts	8	6	5
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards ("RPS") or other regulatory requirements, or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The percentage of PacifiCorp's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. When factors for one energy source are less favorable, PacifiCorp must place more reliance on other energy sources. For example, PacifiCorp can generate more electricity using its low cost hydroelectric and wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with hydroelectric and wind resources are less favorable, PacifiCorp must increase its reliance on more expensive generation or purchased electricity. PacifiCorp manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

PacifiCorp has interests in coal mines that support its coal-fired generating facilities. These mines supplied 29% of PacifiCorp's total coal requirements during the year ended December 31, 2010 and 31% in each of the years ended December 31, 2009 and 2008. The remaining coal requirements are acquired through long- and short-term third-party contracts. PacifiCorp's mines are located adjacent to certain of its coal-fired generating facilities, which significantly reduces overall transportation costs included in fuel expense. Most of PacifiCorp's coal reserves are held pursuant to leases from the federal government through the Bureau of Land Management and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended only with the consent of the lessor and require payment of rents and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities.

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. Recoverable coal reserves as of December 31, 2010, based on PacifiCorp's most recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	51	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	43	(1)
Deer Creek	Huntington, UT	Huntington, Hunter and Carbon	Underground	35	(2)
Trapper	Craig, CO	Craig	Surface	46	(3)
				175

(1)
These coal reserves are leased and mined by Bridger Coal Company, a joint venture between Pacific Minerals, Inc. ("PMI") and a subsidiary of Idaho Power Company. PMI, a wholly owned subsidiary of PacifiCorp, has a two-thirds interest in the joint venture. The amounts included above represent only PacifiCorp's two-thirds interest in the coal reserves.

(2)	These coal reserves are leased by PacifiCorp and mined by a wholly owned subsidiary of PacifiCorp.

(3)
These coal reserves are leased and mined by Trapper Mining, Inc., a Delaware non-stock corporation operated on a cooperative basis, in which PacifiCorp has an ownership interest of 21%. The amount included above represents only PacifiCorp's 21% interest in the coal reserves. PacifiCorp does not operate the Trapper Mine.

For surface mine operations, PacifiCorp removes the overburden with heavy earth-moving equipment, such as draglines and power shovels. Once exposed, PacifiCorp drills, fractures and systematically removes the coal using haul trucks or conveyors to transport the coal to the associated generating facility. PacifiCorp reclaims disturbed areas as part of its normal mining activities. After final coal removal, draglines, power shovels, excavators or loaders are used to backfill the remaining pits with the overburden removed at the beginning of the process. Once the overburden and topsoil have been replaced, vegetation and plant life are re-established and other improvements are made that have local community and environmental benefits. Draglines are used at the Bridger surface mine and draglines with shovels and trucks are used at the Trapper surface mine.

For underground mine operations, a longwall is used as a mechanical shearer to extract coal from long rectangular blocks of medium to thick seams. In longwall mining, PacifiCorp also uses continuous miners to develop access to these long rectangular coal blocks. Hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion.

PacifiCorp, through its subsidiaries, operates the Deer Creek, Bridger surface and Bridger underground coal mines, as well as the Cottonwood Preparatory Plant and Wyodak Coal Crushing Facility. Refer to Item 9B of this Form 10-K for further information about the coal mines and coal processing facilities that PacifiCorp's subsidiaries operate.

Recoverability by surface mining methods typically ranges from 90% to 95%. Recoverability by underground mining techniques ranges from 50% to 70%. To meet applicable standards, PacifiCorp blends coal mined at its owned mines with contracted coal and utilizes emissions reduction technologies for controlling sulfur dioxide and other emissions. For fuel needs at PacifiCorp's coal-fired generating facilities in excess of coal reserves available, PacifiCorp believes it will be able to purchase coal under both long- and short-term contracts to supply its generating facilities with coal over their currently expected remaining useful lives.

During the year ended December 31, 2010, PacifiCorp-owned coal-fired generating facilities held sufficient sulfur dioxide emission allowances to comply with the United States Environmental Protection Agency ("EPA") Title IV requirements.

PacifiCorp uses natural gas as fuel for its combined- and simple-cycle natural gas-fired generating facilities. Oil and natural gas are also used for igniter fuel and to fuel generation for transmission support and standby purposes. These sources are presently in adequate supply and available to meet PacifiCorp's needs.

PacifiCorp operates the majority of its hydroelectric generating portfolio under long-term licenses from the Federal Energy Regulatory Commission ("FERC") with terms of 30 to 50 years, while some are licensed under the Oregon Hydroelectric Act. For further discussion of PacifiCorp's hydroelectric relicensing and decommissioning activities, including updated information regarding the Klamath hydroelectric system, refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

PacifiCorp has pursued additional renewable resources as a viable, economical and environmentally prudent means of supplying electricity. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by PacifiCorp's other generating facilities and wholesale transactions. PacifiCorp's wind-powered generating facilities placed in service by December 31, 2012 are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service.

PacifiCorp purchases and sells electricity in the wholesale markets as needed to balance its generation and long-term purchase commitments with its retail load and long-term wholesale sales obligations. PacifiCorp may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities. PacifiCorp utilizes both swaps and fixed-price electricity purchase contracts to reduce its exposure to electricity price volatility.

Transmission and Distribution

PacifiCorp operates one balancing authority area in the western portion of its service territory and one balancing authority area in the eastern portion of its service territory. A balancing authority area is a geographic area with transmission systems that control generation to maintain schedules with other balancing authority areas and ensure reliable operations. In operating the balancing authority areas, PacifiCorp is responsible for continuously balancing electricity supply and demand by dispatching generating resources and interchange transactions so that generation internal to the balancing authority area, plus net imported power, matches customer loads. PacifiCorp also schedules deliveries of energy over its transmission system in accordance with FERC requirements.

PacifiCorp's transmission system is part of the Western Interconnection, the regional grid in the western United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico that make up the Western Electricity Coordinating Council ("WECC"). PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements. PacifiCorp's transmission and distribution system included 16,200 miles of transmission lines and 900 substations as of December 31, 2010.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The plan includes several transmission line segments that will: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are re-evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. The Populus to Terminal transmission line, the first major transmission segment associated with this plan, was substantially completed in the fourth quarter of 2010. Other segments are expected to be placed in service through 2019, depending on siting, permitting and construction schedules.

Future Generation

As required by certain state regulations, PacifiCorp uses an Integrated Resource Plan ("IRP") to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis, and receives a formal notification in four states as to whether the IRP meets the commission's IRP standards and guidelines. In May 2009, PacifiCorp filed its 2008 IRP with each of its state commissions. During 2009, PacifiCorp received orders from the Washington Utilities and Transportation Commission ("WUTC") and the Idaho Public Utilities Commission ("IPUC") acknowledging that the 2008 IRP met their applicable standards and guidelines. During 2010, the Oregon Public Utility Commission ("OPUC") and the Utah Public Service Commission ("UPSC") issued orders acknowledging the 2008 IRP.

Demand-side Management

PacifiCorp has provided a comprehensive set of demand-side management ("DSM") programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs as part of regulated rates. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MW of load reduction when needed. Recovery for the costs associated with the large industrial load management program is determined through PacifiCorp's general rate case process. During 2010, $113 million was expended on PacifiCorp's DSM programs resulting in an estimated 499,054 megawatt hours ("MWh") of first-year energy savings and an estimated 481 MW of peak load management. Total demand-side load available for control during 2010, including both load management from the large industrial curtailment contracts and DSM programs, was 718 MW.

MidAmerican Energy

General

MidAmerican Energy, an indirect wholly owned subsidiary of MEHC, is a United States regulated electric and natural gas utility company headquartered in Iowa that serves 0.7 million regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 0.7 million regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. Some of the larger industrial groups served by MidAmerican Energy include the processing and sales of food products; the manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; and cement and gypsum products. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity to markets operated by regional transmission organizations ("RTOs") and electricity and natural gas to other utilities, municipalities and energy marketing companies on a wholesale basis. MidAmerican Energy is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. ("MISO") and participates in its energy and ancillary services market.

MidAmerican Energy's regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 25-year terms. MidAmerican Energy generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electricity service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover its costs of providing services and to earn a reasonable return on its investment.

MidAmerican Energy has nonregulated business activities that consist of competitive electricity and natural gas retail sales and gas income-sharing arrangements. Nonregulated electric activities predominantly include sales to retail customers in Illinois and other states that allow customers to choose their energy supplier. For its nonregulated gas activities, MidAmerican Energy purchases gas from producers and third party energy marketing companies and sells it directly to commercial and industrial end-users, as well as wholesalers, primarily in Iowa and Illinois. In addition, MidAmerican Energy manages gas supplies for a number of smaller commercial end-users, which includes the sale of gas to these customers to meet their supply requirements.

The percentages of MidAmerican Energy's operating revenue derived from the following business activities during the years ended December 31 were as follows:

	2010	2009	2008

Regulated electric	47%	47%	43%
Regulated gas	22	23	29
Nonregulated and other	31	30	28
	100%	100%	100%

Regulated Electric Operations

Customers

The percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2010	2009	2008

Iowa	90%	90%	90%
Illinois	9	9	9
South Dakota	1	1	1
	100%	100%	100%

The percentages of electricity sold to retail customers by class of customer, total GWh sold and the average number of retail customers for the years ended December 31 were as follows:

	2010	2009	2008

Residential	30%	29%	29%
Commercial	19	20	20
Industrial	43	43	44
Other	8	8	7
Total retail	100%	100%	100%

Total GWh sold:
Retail	21,710	20,185	20,928
Wholesale(1)	13,130	13,424	15,133
Total retail and wholesale	34,840	33,609	36,061

Total average retail customers (in millions)	0.7	0.7	0.7

(1)	Electricity sold into the wholesale market is either produced by MidAmerican Energy's generating facilities or purchased from other sources and resold in the market.

In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Beginning in the third quarter of 2008, industrial customer usage levels began to decline due to the effects of the economic conditions in the United States. The declining usage trend continued during 2009, resulting in lower retail demand compared to 2008. The increase in retail demand during 2010 was substantially the result of weather and higher industrial customer usage driven by the improved economic conditions in the United States.

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 35-40% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 14, 2010, retail customer usage of electricity caused a record hourly peak demand of 4,515 MW on MidAmerican Energy's electric system, which is 216 MW greater than the previous peak demand of 4,299 MW set June 22, 2009.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information concerning MidAmerican Energy's owned generating facilities as of December 31, 2010:

				Facility	Net Owned
				Net Capacity	Capacity
	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
Walter Scott, Jr. Nos. 1, 2, 3 and 4	Council Bluffs, IA	Coal	1954-2007	1,660	1,183
George Neal Nos. 1, 2 and 3	Sergeant Bluff, IA	Coal	1964-1975	957	812
Louisa	Muscatine, IA	Coal	1983	746	657
Ottumwa	Ottumwa, IA	Coal	1981	717	373
George Neal No. 4	Salix, IA	Coal	1979	645	262
Riverside Nos. 3 and 5	Bettendorf, IA	Coal	1925-1961	133	133
				4,858	3,420
NATURAL GAS:
Greater Des Moines	Pleasant Hill, IA	Natural gas	2003-2004	496	496
Electrifarm	Waterloo, IA	Natural gas/oil	1975-1978	199	199
Pleasant Hill	Pleasant Hill, IA	Natural gas/oil	1990-1994	164	164
Sycamore	Johnston, IA	Natural gas/oil	1974	156	156
River Hills	Des Moines, IA	Natural gas	1966-1967	121	121
Coralville	Coralville, IA	Natural gas	1970	60	60
Moline	Moline, IL	Natural gas	1970	63	63
Parr	Charles City, IA	Natural gas	1969	33	33
28 portable power modules	Various	Oil	2000	56	56
				1,348	1,348
WIND:
Pomeroy	Pomeroy, IA	Wind	2007-2008	256	256
Century	Blairsburg, IA	Wind	2005-2008	200	200
Intrepid	Schaller, IA	Wind	2004-2005	176	176
Adair	Adair, IA	Wind	2008	175	175
Walnut	Walnut, IA	Wind	2008	153	153
Carroll	Carroll, IA	Wind	2008	150	150
Victory	Westside, IA	Wind	2006	99	99
Charles City	Charles City, IA	Wind	2008	75	75
				1,284	1,284
NUCLEAR:
Quad Cities Nos. 1 and 2	Cordova, IL	Uranium	1972	1,783	446

OTHER:
Moline Nos. 1-4	Moline, IL	Hydroelectric	1941	3	3

Total Available Generating Capacity				9,276	6,501

PROJECTS UNDER CONTRUCTION(2):
Various wind projects	Iowa	Wind		593	593

				9,869	7,094

(1)
Facility Net Capacity represents (except for wind-powered generating facilities, which are nominal ratings) total facility accredited net generating capacity based on MidAmerican Energy's accreditation approved by the MISO. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. The accreditation of the wind-powered generating facilities totaled 102 MW and is considerably less than the nominal ratings due to the varying nature of wind. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

(2)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated nominal ratings.

The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2010	2009	2008

Coal	66%	60%	59%
Nuclear	11	11	10
Natural gas	2	1	3
Other(1)	10	10	6
Total energy generated	89	82	78
Energy purchased - short-term contracts and other	10	11	14
Energy purchased - long-term contracts	1	7	8
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. When factors for one energy source are less favorable, MidAmerican Energy must place more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. MidAmerican Energy manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

All of the coal-fired generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities. MidAmerican Energy's coal supply portfolio has a substantial majority of its expected 2011-2012 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio. During the year ended December 31, 2010, MidAmerican Energy-owned generating facilities held sufficient allowances for sulfur dioxide and nitrogen oxides emissions to comply with the EPA Title IV and Clean Air Interstate Rule requirements.

MidAmerican Energy has a long-haul coal transportation agreement with Union Pacific Railroad Company ("Union Pacific") that expires in 2012. Under this agreement, Union Pacific delivers coal directly to MidAmerican Energy's George Neal and Walter Scott, Jr. Energy Centers and to an interchange point with Canadian Pacific Railway for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has the ability to use BNSF Railway Company, an affiliate company, for delivery of coal to the Walter Scott, Jr., Louisa and Riverside Energy Centers should the need arise.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2014 and partial requirements through 2020; uranium conversion requirements through 2015 and partial requirements through 2020; enrichment requirements through 2012 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity. Additionally, MidAmerican Energy has regulatory approval from the Iowa Utilities Board ("IUB") to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012.Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding. MidAmerican Energy is constructing 593 MW (nominal ratings) of wind-powered generation that it expects to place in service by December 31, 2011. MidAmerican Energy continues to pursue additional cost effective wind-powered generation. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by MidAmerican Energy's other generating facilities and wholesale transactions. MidAmerican Energy's wind-powered generating facilities placed in service by December 31, 2012 are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in-service.

MidAmerican Energy purchases and sells electricity and ancillary services in the wholesale markets as needed to balance its generation and long-term purchase commitments with its retail load and long-term wholesale sales obligations. MidAmerican Energy may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities. MidAmerican Energy utilizes both swaps and fixed-price electricity sales and purchases contracts to reduce its exposure to electricity price volatility.

Transmission and Distribution

Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers, via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy determined that participation in an RTO energy and ancillary services market as a transmission-owning member would be superior to continuing as a stand-alone balancing control area and provide MidAmerican Energy with enhanced wholesale marketing opportunities and improved economic dispatch of its generating facilities. Effective September 1, 2009, MidAmerican Energy integrated its facilities with the MISO as a transmission-owning member. Accordingly, MidAmerican Energy now operates its transmission assets at the direction of the MISO.

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

MidAmerican Energy can enter into wholesale bilateral transactions with a number of parties within the MISO market footprint and can also participate directly in the MISO market. MidAmerican Energy's wholesale transactions can also occur through the Southwest Power Pool, Inc. ("SPP") and PJM Interconnection, L.L.C. ("PJM") RTOs and several other major transmission-owning utilities in the region as a result of transmission interconnections MISO has with such organizations. MidAmerican Energy's transmission and distribution systems included 2,300 miles of transmission lines and 400 substations as of December 31, 2010.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas from the production areas to MidAmerican Energy's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2010, 47% of the total natural gas delivered through MidAmerican Energy's distribution system was transportation service.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2010	2009	2008

Iowa	77%	76%	77%
South Dakota	12	13	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total decatherms ("Dth") of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2010	2009	2008

Residential	45%	42%	42%
Commercial(1)	22	22	21
Industrial(1)	4	4	4
Total retail	71	68	67
Wholesale(2)	29	32	33
	100%	100%	100%

Total Dth of natural gas sold (000's)	112,117	121,355	132,172
Total Dth of transportation service (000's)	71,185	69,642	68,782
Total average number of retail customers (in millions)	0.7	0.7	0.7

(1)
Commercial and industrial customers are classified primarily based on the nature of their business and natural gas usage. Commercial customers are business customers that use natural gas principally for heating. Industrial customers are business customers that use natural gas principally for their manufacturing processes.

(2)	Wholesale sales are generally made to other utilities, municipalities and energy marketing companies for eventual resale to end-use customers.

There are seasonal variations in MidAmerican Energy's regulated natural gas business that are principally due to the use of natural gas for heating. Typically, 45-55% of MidAmerican Energy's regulated natural gas revenue is reported in the months of January, February, March and December.

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,155,473,599 Dth. This peak-day delivery consisted of 74% traditional retail sales service and 26% transportation service. MidAmerican Energy's 2010/2011 winter heating season peak-day delivery as of February 15, 2011 was 1,026,079 Dth reached on February 8, 2011. This preliminary peak-day delivery included 71% traditional retail sales service and 29% transportation service.

Fuel Supply and Capacity

MidAmerican Energy is allowed to recover its cost of natural gas from all of its regulated retail natural gas customers through purchased gas adjustment clauses ("PGA"). Accordingly, as long as MidAmerican Energy is prudent in its procurement practices, MidAmerican Energy's regulated retail natural gas customers retain the risk associated with the market price of natural gas. MidAmerican Energy uses several strategies designed to reduce volatility of natural gas prices for its regulated retail natural gas customers while maintaining system reliability. These strategies include purchasing a geographically diverse supply portfolio from producers and third party energy marketing companies, the use of storage gas and peak-shaving facilities, regulatory arrangements to share savings and costs with customers and short- and long-term financial and physical gas purchase contracts.

MidAmerican Energy contracts for firm natural gas pipeline capacity to transport natural gas from production areas to its service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Northern Natural Gas.

MidAmerican Energy utilizes gas storage leased from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes its three liquefied natural gas ("LNG") facilities to meet peak day demands in the winter. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver approximately 50% of MidAmerican Energy's design day sales requirements.

Natural gas property consists primarily of natural gas mains and services lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The gas distribution facilities of MidAmerican Energy included 22,000 miles of gas mains and service lines as of December 31, 2010.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2010, $72 million was expended on MidAmerican Energy's DSM programs resulting in an estimated 239,000 MWh of electric and 557,000 Dth of gas first-year energy savings and an estimated 288 MW of electric and 6,054 Dth/day of gas peak load management.

Interstate Natural Gas Pipeline Companies

Northern Natural Gas

Northern Natural Gas, an indirect wholly owned subsidiary of MEHC, owns one of the largest interstate natural gas pipeline systems in the United States, which reaches from southern Texas to Michigan's Upper Peninsula. Northern Natural Gas' pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, consists of two distinct, but operationally integrated, markets. Its traditional end-use and distribution market area, referred to as the Market Area, includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois. Its natural gas supply and delivery service area, referred to as the Field Area, includes Kansas, Texas, Oklahoma and New Mexico. Northern Natural Gas primarily transports and stores natural gas for utilities, municipalities, other pipeline companies, gas marketing companies, industrial and commercial users and other end-users. Northern Natural Gas' pipeline system consists of 15,000 miles of natural gas pipelines, including 6,400 miles of mainline transmission pipelines and 8,600 miles of branch and lateral pipelines, with a Market Area design capacity of 5.5 Bcf per day and a Field Area delivery capacity of 2.0 Bcf per day to the Market Area. Based on a review of relevant 2009 industry data, the Northern Natural Gas system is believed to be the largest single pipeline in the United States as measured by pipeline miles and the twelfth-largest as measured by throughput. During 2010, Northern Natural Gas' transportation and storage revenue accounted for 93% of its total operating revenue, of which 87% was generated from reservation demand charges under firm transportation and storage contracts. About 64% of the reservation demand charges under the firm transportation and storage contracts were from utilities. Except for quantities of natural gas owned and managed for operational and system balancing purposes, Northern Natural Gas does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes accounts for the majority of the remaining 7% of Northern Natural Gas' 2010 operating revenue. Northern Natural Gas' transportation and most of its storage operations are subject to a regulated tariff that is on file with the FERC. The tariff rates are designed to allow Northern Natural Gas an opportunity to recover its costs and generate a regulated return on equity.

Northern Natural Gas' pipeline system provides its customers access to natural gas through direct connections or interconnections with other pipelines from key production areas, including the Hugoton, Permian, Anadarko and Rocky Mountain basins in its Field Area and the Rocky Mountain and Canadian basins in its Market Area. In each of these areas, Northern Natural Gas has numerous interconnecting receipt and delivery points.

During 2010, 77% of Northern Natural Gas' transportation and storage revenue was generated from Market Area customer transportation contracts. Northern Natural Gas transports natural gas primarily to local distribution markets and end-users in the Market Area. Northern Natural Gas directly serves 78 utilities, including MidAmerican Energy, and in turn, these utilities serve numerous residential, commercial and industrial customers. A majority of Northern Natural Gas' capacity in the Market Area is committed to customers under firm transportation contracts. As of December 31, 2010, 94% of Northern Natural Gas' customers' entitlement in the Market Area is contracted beyond 2011, and 53% is contracted beyond 2015. The weighted average remaining contract term for Northern Natural Gas' Market Area transportation contracts is approximately five years as of December 31, 2010.

During 2010, 10% of Northern Natural Gas' transportation and storage revenue was generated from Field Area customer transportation contracts. In the Field Area, customers holding contracted firm transportation capacity, or entitlement, consist primarily of energy marketing companies, producers, midstream gatherers and producers and power generators. The majority of this entitlement is contracted on a short-term basis, principally by energy marketing companies and producers. Northern Natural Gas expects short-term contracting to continue in the foreseeable future as Market Area customers presently need to purchase competitively priced supplies from the Field Area to support their growing demand requirements. However, the revenue received from these contracts is expected to vary in relationship to the spread in natural gas prices between the MidContinent Region and Canada. Additionally, a weaker economy and lower market loads in the upper Midwest markets east of Northern Natural Gas' pipeline system, such as in Chicago and Michigan, create a risk of more Canadian supply being delivered into Northern Natural Gas' Market Area providing competition to Northern Natural Gas' supply from the Field Area.

Northern Natural Gas has interconnections with several interstate pipelines and several intrastate pipelines, with receipt, delivery or bi-directional capabilities. Because of its location and multiple interconnections with interstate and intrastate pipelines, Northern Natural Gas is able to access natural gas from both traditional production areas, such as the Hugoton, Permian and Anadarko Basins, and growing supply areas, such as the Rocky Mountains, through Trailblazer Pipeline Company, Kinder Morgan Interstate Gas Transmission, Cheyenne Plains Pipeline, Colorado Interstate Gas Pipeline Company and Rockies Express Pipeline, LLC, as well as from Canadian production areas through Northern Border Pipeline Company ("Northern Border"), Great Lakes Gas Transmission Limited Partnership ("Great Lakes") and Viking Gas Transmission Company ("Viking"). This supply diversity provides significant flexibility to Northern Natural Gas' system and customers.

During 2010, 13% of Northern Natural Gas' transportation and storage revenue was generated from storage services. Northern Natural Gas' storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two LNG storage peaking units, one in Iowa and one in Minnesota. The three underground natural gas storage facilities and two LNG storage peaking units have a total firm service and operational storage cycle capacity of 73 Bcf and over 2.0 Bcf of peak delivery capability. These storage facilities provide Northern Natural Gas with operational flexibility for the daily balancing of its system and provide services to customers to meet their winter peaking and year-round load swing requirements.

Since June 2006, Northern Natural Gas has added 14 Bcf of firm storage cycle capacity through investments and modifications made at its Cunningham, Kansas and Redfield, Iowa storage facilities. This capacity was sold to local distribution companies ("LDC") for terms of 20-21 years.

Northern Natural Gas' system experiences significant seasonal swings in demand and revenue, with the highest demand typically occurring during the months of November through March. This seasonality provides Northern Natural Gas with opportunities to deliver additional value-added services, such as firm and interruptible storage services. Northern Natural Gas' supply diversity provides significant flexibility to its system and customers. As a result of Northern Natural Gas' geographic location in the middle of the United States and its many interconnections with other pipelines, Northern Natural Gas has the opportunity to augment its steady end user and LDC revenue by capitalizing on opportunities for shippers to reach additional markets, such as Chicago, Illinois, other parts of the Midwest, and Texas, through interconnects.

Kern River

Kern River, an indirect wholly owned subsidiary of MEHC, owns an interstate natural gas pipeline system that extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River's pipeline system consists of 1,700 miles of natural gas pipelines, including 1,400 miles of mainline section and 300 miles of common facilities, with a design capacity of 1,900,575 Dth per day. Kern River owns the entire mainline section, which extends from the system's point of origination near Opal, Wyoming, through the Central Rocky Mountains area into Daggett, California. The mainline section consists of 1,300 miles of 36-inch diameter pipeline and 100 miles of various laterals that connect to the mainline. The common facilities are jointly owned by Kern River and Mojave Pipeline Company ("Mojave"), a wholly owned subsidiary of El Paso Corporation, as tenants-in-common, and ownership may increase or decrease pursuant to the capital contributions made by each respective joint owner. Kern River has exclusive rights to 1,613,400 Dth per day of the common facilities' capacity, and Mojave has exclusive rights to 414,000 Dth per day of capacity. Operation and maintenance of the common facilities are the responsibility of Mojave Pipeline Operating Company, an affiliate of Mojave. Except for quantities of natural gas owned for operational and system balancing purposes, Kern River does not own the natural gas that is transported through its system. Kern River's transportation operations are subject to a regulated tariff that is on file with the FERC. The tariff rates are designed to allow Kern River an opportunity to recover its costs and generate a regulated return on equity.

Kern River's 2010 Expansion project was placed in-service in April 2010 after final approval was received from the Pipeline and Hazardous Materials Safety Administration and the FERC. The project added an additional 145,000 Dth per day of capacity. Kern River received approval from the FERC in September 2010 to begin construction of its Apex Expansion project. The project is expected to be placed in-service in 2011 and will add an incremental 266,000 Dth per day of capacity. The Apex Expansion project is expected to require more than $370 million in capital expenditures through 2011, of which $145 million has been incurred through December 31, 2010.

Kern River has year-round long-term firm natural gas transportation service agreements for 1,900,575 Dth per day of capacity. Pursuant to these agreements, the pipeline receives natural gas on behalf of shippers at designated receipt points, transports the natural gas on a firm basis up to each shipper's maximum daily quantity and delivers thermally equivalent quantities of natural gas at designated delivery points. Each shipper pays Kern River the aggregate amount specified in its long-term firm natural gas transportation service agreement and Kern River's tariff, with such amount consisting primarily of a fixed monthly reservation fee based on each shipper's maximum daily quantity and a commodity charge based on the actual amount of natural gas transported.

These year-round, long-term firm natural gas transportation service agreements expire between September 30, 2011 and April 30, 2018, and have a weighted-average remaining contract term of six years. Shippers on the pipeline include major oil and natural gas companies or affiliates of such companies, electricity generating companies, energy marketing and trading companies, financial institutions and natural gas distribution utilities which provide services in Utah, Nevada and California. As of December 31, 2010, over 98% of the firm capacity has primary delivery points in California, with the flexibility to access secondary delivery points in Nevada and Utah.

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

Northern Natural Gas' ability to extend existing customer contracts, remarket expiring contracted capacity or market new capacity is dependent on competitive alternatives, the regulatory environment and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility.

Subject to regulatory requirements, Northern Natural Gas attempts to recontract or remarket its capacity at the rates allowed under its tariff, although at times Northern Natural Gas discounts these rates to remain competitive. Northern Natural Gas' existing contracts mature at various times and in varying amounts of entitlement. Northern Natural Gas continues to manage its recontracting process to attempt to mitigate the risk of significant impacts on its revenue.

Historically, Northern Natural Gas has been able to provide competitively priced services because of its access to a variety of relatively low cost supply basins, its cost control measures and the relatively high level of firm entitlement that is sold on a seasonal and annual basis, which lowers the per unit cost of transportation. To date, Northern Natural Gas has avoided any significant pipeline system bypasses or turn-back of firm entitlement.

Northern Natural Gas' major competitors in the Market Area include ANR Pipeline Company, Northern Border and Natural Gas Pipeline Company of America LLC. Other competitors of Northern Natural Gas include Great Lakes and Viking. In the Field Area, Northern Natural Gas competes with a large number of interstate and intrastate pipeline companies where the vast majority of Northern Natural Gas' capacity is used for transportation services provided on a short-term firm basis.

Northern Natural Gas needs to compete aggressively to serve existing load and add new customers and load. Northern Natural Gas has been successful in competing for a significant amount of the increased demand related to residential and commercial needs and the construction of new power plants. The growth related to utilities is driven by population growth and increased commercial and industrial needs. The new power plant growth originates from re-powering coal-fired generation, as well as new combustion and combined-cycle gas-fired generation. The growth also may be supportive of the continued sale of Northern Natural Gas' storage services and Field Area transportation services.

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

Kern River is the only interstate pipeline that presently delivers natural gas directly from a gas supply basin to end-users in the California market. This enables direct connect customers to avoid paying a "rate stack" (i.e., additional transportation costs attributable to the movement from one or more interstate pipeline systems to an intrastate system within California). Kern River believes that its historic levelized rate structure and access to upstream pipelines, storage facilities and economic Rocky Mountain gas reserves increases its competitiveness and attractiveness to end-users. Kern River believes it has an advantage relative to other competing interstate pipelines because its relatively new pipeline can be economically expanded and will require significantly less capital expenditures than other systems to comply with the Pipeline Safety Improvement Act of 2002 ("PSIA"). Kern River's favorable market position is tied to the availability and relatively favorable price of gas reserves in the Rocky Mountain area, an area that has attracted considerable expansion of pipeline capacity serving markets other than California and Nevada.

During 2010, Northern Natural Gas had three customers, including MidAmerican Energy, that each accounted for greater than 10% of its revenue and its ten largest customers accounted for 62% of its system-wide transportation and storage revenue. Northern Natural Gas has agreements to retain the vast majority of its two largest non-affiliated customers' volumes through at least 2017. Kern River had one customer who accounted for greater than 10% of its revenue. The loss of any of these significant customers, if not replaced, could have a material adverse effect on Northern Natural Gas' and Kern River's respective businesses.

CE Electric UK

General

CE Electric UK, an indirect wholly owned subsidiary of MEHC, is a holding company which owns two companies that distribute electricity in Great Britain, Northern Electric and Yorkshire Electricity. Northern Electric and Yorkshire Electricity serve 3.8 million end-users and operate in the north-east of England from North Northumberland through Tyne and Wear, County Durham, Cleveland and Yorkshire to North Lincolnshire, an area covering 10,000 square miles. The principal function of Northern Electric and Yorkshire Electricity is to build, maintain and operate the electricity distribution network through which the end-user receives a supply of electricity. In addition to Northern Electric and Yorkshire Electricity, CE Electric UK also owns an engineering contracting business that provides electrical infrastructure contracting services to third parties and a hydrocarbon exploration and development business that is focused on developing integrated upstream gas projects in Europe and Australia.

Electricity Distribution

Northern Electric and Yorkshire Electricity receive electricity from the national grid transmission system and distribute it to end-users' premises using their networks of transformers, switchgear and distribution lines and cables. Substantially all of the end-users in Northern Electric's and Yorkshire Electricity's distribution service areas are connected to the Northern Electric and Yorkshire Electricity networks and electricity can only be delivered to these end-users through their distribution systems, thus providing Northern Electric and Yorkshire Electricity with distribution volumes that are relatively stable from year to year. Northern Electric and Yorkshire Electricity each charge fees for the use of their distribution systems to the suppliers of electricity. The suppliers purchase electricity from generators, sell the electricity to end-user customers and use Northern Electric's and Yorkshire Electricity's distribution networks pursuant to an industry standard "Distribution Connection and Use of System Agreement." One supplier, RWE Npower PLC and certain of its affiliates, represented 30% of the total combined distribution revenue of Northern Electric and Yorkshire Electricity during 2010.

The service territory geographically features a diverse economy with no dominant sector. The mix of rural, agricultural, urban and industrial areas covers a broad customer base ranging from domestic usage through farming and retail to major industry including automotives, chemicals, mining, steelmaking and offshore marine construction. The industry within the area is concentrated around the principal centers of Newcastle, Middlesbrough, Sheffield and Leeds.

The price controlled revenue of the regulated distribution companies are set out in the special conditions of the licenses of those companies. The licenses are enforced by the regulator, the Gas and Electricity Markets Authority through its office of gas and electric markets (known as "Ofgem") and limit increases (or may require decreases) based upon the rate of inflation, other specified factors and other regulatory action. Changes to the price controls can be made only by agreement between a distribution company and the regulator or, if there is no agreement, following a report on a reference by the regulator to the Competition Commission. It has been the convention in the United Kingdom for regulators to conduct periodic regulatory reviews before making proposals for any changes to the price controls. The price controls have conventionally been based upon a 5-year price control period. The current price control period commenced April 1, 2010 and will be replaced by a new price control commencing April 1, 2015.

Electricity distributed to end-users and the total number of end-users as of and for the years ended December 31 were as follows:

	2010	2009	2008
Electricity distributed (in GWh):
Northern Electric	15,859	15,567	16,563
Yorkshire Electricity	23,094	22,642	24,047
	38,953	38,209	40,610
Number of end-users (in millions):
Northern Electric	1.6	1.6	1.6
Yorkshire Electricity	2.2	2.2	2.2
	3.8	3.8	3.8

As of December 31, 2010, Northern Electric's and Yorkshire Electricity's electricity distribution network, on a combined basis, included 18,000 miles of overhead lines, 40,000 miles of underground cables and 700 major substations.

CalEnergy Philippines

The CalEnergy Philippines platform consists of MEHC's indirect majority ownership of the Casecnan project, which is a 150 MW combined irrigation and hydroelectric independent power project located on the Casecnan and Taan Rivers on the Philippine island of Luzon. The Company's net owned capacity for the Casecnan project is 128 MW.

The Casecnan project's sole customer is the Republic of the Philippines ("ROP"). The ROP has provided a performance undertaking under which the Philippine National Irrigation Administration's ("NIA") obligations under the Casecnan Project Agreement, as modified ("Project Agreement"), are guaranteed by the full faith and credit of the ROP. NIA also pays CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") for delivery of water and electricity by CE Casecnan. The Casecnan project carries political risk insurance.

Under the terms of the Project Agreement, CE Casecnan will own and operate the project for a 20-year cooperation period which ends December 11, 2021, after which ownership and operation of the project will be transferred to NIA at no cost on an "as-is" basis. The Casecnan project is dependent upon sufficient rainfall to generate electricity and deliver water. Rainfall varies within the year and from year to year, which is outside the control of CE Casecnan, and impacts the amount of electricity generated and water delivered by the Casecnan project. Rainfall has historically been highest from June through December and lowest from January through May. The contractual terms for variable water delivery fees and variable energy fees can produce variability in revenue between reporting periods. NIA's payment obligation under the project agreement is substantially denominated in United States dollars and is the Casecnan project's sole source of operating revenue.

CalEnergy U.S.

The subsidiaries comprising the Company's CalEnergy U.S. platform own interests in 15 independent power projects in the United States. The following table presents certain information concerning CalEnergy U.S.'s owned independent power projects as of December 31, 2010:

	Facility
	Net or	Net			Power
	Contract	Owned			Purchase
Operating	Capacity	Capacity	Energy		Agreement	Power
Project	(MW)(1)	(MW)(1)	Source	Location	Expiration	Purchaser(2)

CE Generation(3):
Natural-Gas Fired:
Saranac	240	90	Natural Gas	New York	2011	Shell
Power Resources	212	106	Natural Gas	Texas	2012	EDF
Yuma	50	25	Natural Gas	Arizona	2024	SDG&E
Total Natural-Gas Fired	502	221
Imperial Valley Projects	327	164	Geothermal	California	(4)	(4)
Total CE Generation	829	385
Cordova	537	537	Natural Gas	Illinois	2019	CECG
Wailuku	10	5	Hydroelectric	Hawaii	2023	HELCO
Total CalEnergy U.S.	1,376	927

(1)
Facility Net or Contract Capacity represents total plant accredited net generating capacity from the summer of 2010 as approved by MAPP for Cordova and contract capacity for most other projects. Net Owned Capacity indicates CalEnergy U.S.'s ownership of the Facility Net or Contract Capacity.

(2)
Shell Energy North America (US) L.P. ("Shell"); EDF Trading North America LLC ("EDF"); San Diego Gas & Electric Company ("SDG&E"); Constellation Energy Commodities Group, Inc. ("CECG"); and Hawaii Electric Light Company, Inc. ("HELCO").

(3)
MEHC has a 50% ownership interest in CE Generation, LLC ("CE Generation") whose subsidiaries currently operate ten geothermal independent power projects in the Imperial Valley of California ("Imperial Valley Projects") and three natural gas-fired independent power proejcts.

(4)
82% of the Company's interests in the Imperial Valley Projects' Contract Capacity are sold to Southern California Edison Company under long-term power purchase agreements expiring in 2016 through 2026.

HomeServices

HomeServices, a majority-owned subsidiary of MEHC, is the second largest full-service residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations through a joint venture; title and closing services; property and casualty insurance; home warranties; relocation services; and other home-related services. HomeServices' real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, HomeServices' operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year. HomeServices currently operates nearly 300 broker offices in 20 states with over 15,000 sales associates under 22 brand names. The United States residential real estate brokerage business is subject to the general real estate market conditions, is highly competitive and consists of numerous local brokers and agents in each market seeking to represent sellers and buyers in residential real estate transactions.

Other Investments

Electric Transmission Joint Ventures

In December 2007, approval was received from the Public Utility Commission of Texas ("PUCT") to establish Electric Transmission Texas, LLC ("ETT"), a company owned equally by subsidiaries of American Electric Power Company, Inc. ("AEP") and MEHC, to own and operate electric transmission assets in the Electric Reliability Council of Texas ("ERCOT") footprint. The PUCT order also approved initial rates based on a 9.96% after tax rate of return on equity and a debt to equity capital structure of 60:40. In January 2009, the PUCT voted to assign approximately $800 million of transmission investment in support of Competitive Renewable Energy Zones ("CREZ") to ETT. Presently, ETT has approximately $1.3 billion of potential CREZ projects which, if approved, are forecast for completion between 2012 and 2013. Additionally, AEP subsidiaries have transferred to ETT the obligation to build approximately $1.9 billion of transmission projects within ERCOT which, if approved, are forecast for completion between 2011 and 2020.

Electric Transmission America, LLC ("ETA"), is a company owned equally by subsidiaries of AEP and MEHC to pursue transmission opportunities outside of ERCOT. During the second quarter of 2008, ETA formed joint ventures with Westar Energy, Inc. ("Prairie Wind Transmission, LLC") and a subsidiary of OGE Energy Corp. ("Tallgrass Transmission, LLC") to build and own new electric transmission assets within the SPP. The Prairie Wind Transmission, LLC transmission project ("Prairie Wind Project") includes approximately 110 miles of extra-high voltage transmission in Kansas, while the Tallgrass Transmission, LLC transmission project ("Tallgrass Project") includes approximately 170 miles of extra-high voltage in Oklahoma. In December 2008, both projects received the necessary approvals from the FERC, including a return on equity, inclusive of incentives, of 12.8%. The final voltage determination by the SPP for the Prairie Wind Project and the Tallgrass Project is anticipated to occur in early 2011. The completion of the Prairie Wind Project is subject to obtaining final SPP and FERC approvals for transfer from Westar Energy, Inc. to Prairie Wind Transmission, LLC. Completion of the Tallgrass Project is subject to final SPP approval to construct a 765-kilovolt transmission project, along with transfer to Tallgrass Transmission, LLC.

In April 2010, the SPP initially approved three additional 345-kilovolt transmission projects, which align with the Prairie Wind Project and the Tallgrass Project. Through its joint venture with ETA, Westar Energy, Inc. has agreed to construct a double-circuit 345-kilovolt transmission project totaling $224 million based on 104 miles versus the original route estimate of 75 miles.

Natural Gas Storage Joint Venture

In January 2011, approval was received from the Regulatory Commission of Alaska ("RCA") authorizing Cook Inlet Natural Gas Storage Alaska, LLC ("CINGSA"), a wholly-owned subsidiary of Alaska Storage Holdings Company, LLC ("ASHC"), to own, construct and operate an underground natural gas storage facility in south central Alaska. ASHC is owned 70% by ENSTAR Natural Gas Company, an indirect wholly-owned subsidiary of SEMCO ENERGY, Inc, and 30% by Alaska Gas Transmission Company, LLC, an indirect wholly-owned subsidiary of MEHC. CINGSA's gas storage facility will include a natural gas reservoir, five injection/withdrawal wells and associated piping allowing for an initial working gas capacity of 11 Bcf and the ability to deliver gas up to 0.15 Bcf per day. The facility is expected to be in-service by the summer of 2012 at an estimated cost of $180 million. The RCA order also approved the inception rates and terms of service. CINGSA has contracted to provide service to four customers for 20 years.

These investments are accounted for under the equity method.

Employees

As of December 31, 2010, the Company had approximately 15,800 employees, of which approximately 7,200 are covered by union contracts. The majority of the union employees are employed by PacifiCorp and MidAmerican Energy (the "Utilities") and are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Boilermakers and the United Mine Workers of America. These collective bargaining agreements have expiration dates ranging through September 2013. HomeServices' sales associates are independent contractors and not employees.

General Regulation

MEHC's subsidiaries are subject to comprehensive governmental regulation, which significantly influences their operating environment, prices charged to customers, capital structure, costs and their ability to recover costs. In addition to the following discussion, refer to "Liquidity and Capital Resources" in Item 7 and Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Domestic Regulated Public Utility Subsidiaries

The Utilities are subject to comprehensive regulation by various federal, state and local agencies. The more significant aspects of this regulatory framework are described below.

State Regulation

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover its costs of providing services and to earn a reasonable return on its investments. A utility's cost of service generally reflects its allowed operating expenses, including cost of sales, operation and maintenance expense, depreciation expense and income and other tax expense, reduced by wholesale electricity sales and other revenue. The allowed operating expenses are typically based on estimates of normalized costs, which may differ from realized costs in a given year covered by the established rates. State regulatory commissions may adjust rates pursuant to a review of (a) the utility's revenue and expenses during a defined test period and (b) the utility's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customer, a governmental agency or a representative of a group of customers. The utility and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

The retail electric rates of the Utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. Historically, the state regulatory framework in the service areas of the Utilities' systems reflect specified net power costs as part of bundled rates or incorporated net power cost adjustment clauses in the utility's rates and tariffs. In states where net power cost adjustment clauses exist, permitted periodic adjustments to cost recovery from customers provide protection to the Utilities against exposure to changes in net power costs.

Except for Oregon, Washington and Illinois, the Utilities have an exclusive right to serve retail customers within their service territories, and in turn, have an obligation to provide service to those customers. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all customers within its allocated service territory; however, nonresidential customers have the right to choose alternative electricity service suppliers. The impact of these programs on the Company's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their service supplier. MidAmerican Energy has an obligation to serve customers at regulated cost-based rates that leave MidAmerican Energy's system, but later choose to return. To date, there has been no significant loss of customers in Illinois.

PacifiCorp

In addition to recovery through retail rates, PacifiCorp also achieves recovery of certain costs through various adjustment mechanisms as summarized below.

State Regulator	Base Rate Test Period	Adjustment Mechanism
Utah Public Service Commission ("UPSC")	Forecasted or historical with known and measurable changes(1)	PacifiCorp has requested approval of an energy cost adjustment mechanism ("ECAM") to recover the difference between base net power costs set during a general rate case and actual net power costs.

A recovery mechanism is available for a single capital investment project that in total exceeds 1% of existing rate base when a general rate case has occurred within the preceding 18 months.

Oregon Public Utility Commission ("OPUC")	Forecasted	Annual transition adjustment mechanism ("TAM") based on forecasted net variable power costs; no true-up to actual net variable power costs.

Renewable adjustment clause to recover the revenue requirement of new renewable resources and associated transmission that are not reflected in general rates.

Annual true-up of taxes authorized to be collected in rates compared to taxes paid by PacifiCorp, as defined by Oregon statute and administrative rules under Oregon Senate Bill 408 ("SB 408").

Wyoming Public Service Commission ("WPSC")	Forecasted or historical with known and measurable changes(1)	ECAM under which 70% of any difference between actual and forecasted net power costs established in a general rate case would be subject to the ECAM mechanism between general rate cases.

Washington Utilities and Transportation Commission ("WUTC")	Historical with known and measurable changes
Deferral mechanism of costs for up to 24 months of new base load generation resources and eligible renewable resources and related transmission that qualify under the state's emissions performance standard and are not reflected in general rates.

Idaho Public Utilities Commission ("IPUC")	Historical with known and measurable changes	ECAM to recover the difference between base net power costs set during a general rate case and actual net power costs, subject to customer sharing and other adjustments.

California Public Utilities Commission ("CPUC")	Forecasted
Post test-year adjustment mechanism for major capital additions that allows for rate adjustments outside of the context of a traditional general rate case for the revenue requirement associated with capital additions exceeding $50 million on a total-company basis. Filed as eligible capital additions are placed into service.

Energy cost adjustment clause that allows for an annual update for forecasted and a true-up for prior year's net variable power costs.

Post test-year adjustment mechanism for attrition, a mechanism that allows for an annual adjustment to costs other than net variable power costs.

(1)	PacifiCorp has relied on both historical test periods with known and measurable adjustments, as well as forecasted test periods.

PacifiCorp's DSM program costs are collected through separately established rates that are adjusted periodically based on actual and expected costs, as approved by the respective state regulatory commission. As such, recovery of DSM program costs has no impact on net income.

MidAmerican Energy

The IUB has approved over the past several years a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate ("OCA") and other intervenors under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014. However, if MidAmerican Energy's Iowa jurisdictional return on equity falls below 10% for 2011 or is projected to fall below 10% for 2013, then MidAmerican Energy may seek a general increase in electric base rates to become effective in 2012 or 2013, respectively. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy's Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost-of-service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenue for MidAmerican Energy. Additionally, the settlement agreements also each provide that revenue associated with Iowa retail electric returns on equity within specified ranges will be shared with customers. The following table summarizes the ranges of Iowa electric returns on equity subject to revenue sharing under each of the remaining settlement agreements, the percent of revenue within those ranges to be assigned to customers, and the method by which the liability to customers will be settled.

		Range of
		Iowa Electric	Customers'
		Return on	Share of
Date Approved	Years	Equity Subject	Revenue	Method to be Used to
by the IUB	Covered	to Sharing	Within Range	Settle Liability to Customers(1)

October 17, 2003	2006 - 2010	11.75% - 13%	40%	Credits against the cost of new generating facilities in Iowa
		13% - 14%	50%
		Above 14%	83.3%
January 31, 2005	2011	Same	Same	Credits to customer bills in 2012
April 18, 2006	2012	Same	Same	Credits to customer bills in 2013
July 27, 2007(2), June 16, 2008, August 27, 2008, December 14, 2009	2013	Same	Same	Credits against the cost of wind-powered generation projects covered by this agreement

(1)
Total property, plant and equipment, net on the Consolidated Balance Sheets includes revenue sharing credits, net of related amortization, of $316 million and $322 million as of December 31, 2010 and 2009, respectively.

(2)
If a rate case is filed pursuant to the 10% threshold, as discussed above, the revenue sharing arrangement for 2013 is changed such that the amount to be shared with customers will be 83.3% of revenue associated with Iowa electric operating income in excess of returns on equity allowed by the IUB as a result of the rate case.

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of new generating facilities. MidAmerican Energy has ratemaking principles approved by the IUB for a number of generating facilities, the first of which was completed in 2002. The related ratemaking principles approved by the IUB have authorized, upon the establishment of new Iowa electric base rates, a fixed rate of return on equity for the generating facilities covered by each agreement over the regulatory life of those facilities. The settlement agreement approved in December 2009 authorizes, subject to conditions, the construction of up to 1,001 MW (nominal ratings) of new wind-powered generating facilities in Iowa by December 31, 2012. Wind-powered generation projects under this agreement are authorized to earn 12.2% return on equity in any future Iowa rate proceeding. MidAmerican Energy has signed contracts to construct 593 MW of wind-powered generating facilities to be placed into service in 2011 that are subject to this agreement. Additionally, under this agreement, if prior to MidAmerican Energy requesting new Iowa electric base rates, the Iowa electric returns on equity fall below 10% in the years 2011-2012, MidAmerican Energy will be allowed to record revenue sharing to increase to 10% the returns on equity for the wind-powered generating facilities covered by that agreement. Such amounts would increase the related plant balances. As of December 31, 2010, $2.5 billion of property, plant and equipment, net was subject to the agreements at a weighted average return on equity of 11.9%.

MidAmerican Energy is exposed to fluctuations in electric energy costs relating to retail sales in Iowa and Illinois as it does not have energy cost adjustment mechanisms through which fluctuations in electric energy costs can be recovered in those jurisdictions. MidAmerican Energy may not petition for implementation of a fuel adjustment clause in Illinois until November 2011. MidAmerican Energy's cost of gas is collected for each jurisdiction in its gas rates through a uniform PGA, which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy's cost of gas to its customers and, accordingly, has no direct effect on net income. MidAmerican Energy's DSM program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, as approved by the respective state regulatory commission. As such, recovery of DSM program costs has no impact on net income.

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act ("NGA"), the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting; securities issuances; and other matters, including construction and operation of hydroelectric facilities. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. The Utilities have implemented programs that facilitate compliance with the FERC regulations described below, including having instituted compliance monitoring procedures. MidAmerican Energy is also subject to regulation by the Nuclear Regulatory Commission ("NRC") pursuant to the Atomic Energy Act of 1954, as amended ("Atomic Energy Act"), with respect to its ownership of Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates the Utilities' rates charged to wholesale customers for electricity and transmission capacity and related services. Most of the Utilities' wholesale electricity sales and purchases take place under market-based pricing allowed by the FERC and are therefore subject to market volatility.

The FERC conducts triennial reviews of the Utilities' market-based pricing authority. Each utility must demonstrate the lack of market power in order to charge market-based rates for sales of wholesale electricity and electric generation capacity in their respective market areas. PacifiCorp's most recent triennial filing was made in June 2010 and is currently pending before the FERC, while its next triennial filing is due in June 2013. MidAmerican Energy's next triennial filings are due in June and December 2011. Under the FERC's market-based rules, the Utilities must also file a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority. The Utilities are currently authorized to sell electricity on the wholesale market at market-based rates.

Transmission

PacifiCorp's wholesale transmission services are regulated by the FERC under cost-based regulation subject to PacifiCorp's Open Access Transmission Tariff ("OATT"). These services are offered on a non-discriminatory basis, which means that all potential customers are provided an equal opportunity to access the transmission system. PacifiCorp's transmission business is managed and operated independently from its commercial and trading business, in accordance with the FERC's rules. PacifiCorp has made several required compliance filings in accordance with these rules.

Effective September 1, 2009, MidAmerican Energy turned over functional control of its transmission system to the MISO as a transmission-owning member, as approved by the FERC, and no longer offers transmission services. While the MISO is responsible for directing the operation of MidAmerican Energy's transmission system, MidAmerican Energy retains ownership of its transmission assets and, accordingly, is subject to the FERC's reliability standards discussed below. The Utilities transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC Standards of Conduct.

The FERC has approved an extensive number of reliability standards developed by the North American Electric Reliability Corporation ("NERC") and the WECC, including critical infrastructure protection standards and regional standard variations. The Utilities must comply with all applicable standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and WECC for PacifiCorp and the Midwest Reliability Organization ("MRO") for MidAmerican Energy. In 2007, the WECC audited PacifiCorp's compliance with several of the approved reliability standards, and in November 2008, the FERC assumed control of certain aspects of the WECC's audit. In May 2009, PacifiCorp received a notice of alleged violation and proposed sanctions related to the portions of the WECC's 2007 audit that remained with the WECC. In July 2009, PacifiCorp reached a settlement with the WECC. The results of the settlement did not have a material impact on the Company's consolidated financial results.

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is the only significant hydroelectric generating facility for which PacifiCorp is engaged in the relicensing process with the FERC. PacifiCorp also has requested the FERC to allow decommissioning of certain hydroelectric systems. Most of PacifiCorp's hydroelectric generating facilities are licensed by the FERC as major systems under the Federal Power Act, and certain of these systems are licensed under the Oregon Hydroelectric Act. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for an update regarding hydroelectric relicensing for PacifiCorp's Klamath hydroelectric system.

Nuclear Regulatory Commission

MidAmerican Energy is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station. Exelon Generation, the operator and 75% owner of Quad Cities Station, is under contract with MidAmerican Energy to secure and keep in effect all necessary NRC licenses and authorizations.

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

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

United States Mine Safety

PacifiCorp's mining operations are regulated by the federal Mine Safety and Health Administration ("MSHA"), which administers federal mine safety and health laws and regulations, and state regulatory agencies. MSHA has the statutory authority to institute a civil action for relief, including a temporary or permanent injunction, restraining order or other appropriate order against a mine operator who fails to pay penalties or fines for violations of federal mine safety standards. Federal law requires PacifiCorp to have a written emergency response plan specific to each underground mine it operates, which is reviewed by MSHA every six months, and to have at least two rescue teams located within one hour of each mine. Refer to Item 9B of this Form 10-K for further information about the coal mines and coal processing facilities that PacifiCorp's subsidiaries operate.

Interstate Natural Gas Pipeline Subsidiaries

The natural gas pipeline and storage operations of the Company's United States interstate pipeline subsidiaries are regulated by the FERC, which administers, most significantly, the NGA and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service and (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities.

Northern Natural Gas continues to use a modified straight fixed variable rate design methodology, whereby substantially all fixed costs, including a return on invested capital and income taxes, are collected through reservation charges, which are paid by firm transportation and storage customers regardless of volumes shipped. Commodity charges, which are paid only with respect to volumes actually shipped, are designed to recover the remaining, primarily variable, cost. Kern River's rates have historically been set using a "levelized cost-of-service" methodology so that the rate is constant over the contract period. This levelized cost of service has been achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense and return on equity amount decreases.

FERC regulations also restrict each pipeline's marketing affiliates' access to certain non-public information regarding their affiliated interstate natural gas transmission pipelines.

Interstate natural gas pipelines are also subject to regulations by a federal agency within the United States Department of Transportation ("DOT"), pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas facilities, and the PSIA, which implemented additional safety and pipeline integrity regulations for high consequence areas. The regulation also requires Northern Natural Gas and Kern River to complete baseline integrity assessments on their pipeline systems by December 17, 2012, and recurring inspections every seven years thereafter. Each pipeline is on schedule to have the initial baseline integrity assessments completed by December 2011.

In addition to FERC and DOT regulation, certain operations are subject to oversight by state regulatory commissions.

United Kingdom Electricity Distribution Companies

Northern Electric and Yorkshire Electricity, as holders of electricity distribution licenses, are subject to regulation by the Gas and Electricity Markets Authority ("GEMA"). GEMA discharges certain of its powers through its staff within Ofgem. Each of fourteen licensed distribution network operators ("DNOs") distributes electricity from the national grid system to end users within their respective distribution service areas.

DNOs are subject to price controls, enforced by Ofgem, that limit the revenue that may be recovered and retained from their electricity distribution activities. The regulatory regime that has been applied to electricity distributors in the United Kingdom encourages companies to look for efficiency gains in order to improve profits. The distribution price control formula also adjusts the revenue received by DNOs to reflect a number of factors, including, but not limited to, the rate of inflation (as measured by the retail price index), the quality of service delivered by the licensee's distribution system and system losses (i.e., the difference between the number of units entering and leaving the licensee's system). Currently, price controls are established every five years, although the formula has been, and may be, reviewed at the regulator's discretion. The procedure and methodology adopted at a price control review are at the reasonable discretion of Ofgem. Historically, Ofgem's judgment of the future allowed revenue of licensees has been based upon, among other things:

•	actual operating costs of each of the licensees;

•	pension deficiency payments of each of the licensees;

•	operating costs which each of the licensees would incur if it were as efficient as, in Ofgem's judgment, the more efficient licensees;

•	taxes that each licensee is expected to pay;

•	regulatory value ascribed to and the allowance for depreciation related to the distribution network assets;

•	rate of return to be allowed on investment in the distribution network assets by all licensees; and

•	financial ratios of each of the licensees and the license requirement for each licensee to maintain investment grade status.

The current electricity distribution price control became effective April 1, 2010 and is expected to continue through March 31, 2015. A resetting of the formula requires the consent of the DNO; however, license modifications may be unilaterally imposed by Ofgem without such consent following review by the British Competition Commission. Northern Electric and Yorkshire Electricity each agreed to Ofgem's proposals for the resetting of the formula that commenced April 1, 2010.

A number of incentive schemes also operate within the current price control period to encourage DNOs to provide an appropriate quality of service to end users with specified payments to be made for failures to meet prescribed standards of service. The aggregate of these payments is uncapped, but may be excused in certain prescribed circumstances that are generally beyond the control of the DNO.

The most recent price control review conducted by Ofgem led to an increase in allowed revenue for Northern Electric and Yorkshire Electricity. As a result, excluding the effects of incentive schemes, it is expected the base allowed revenue of Northern Electric and Yorkshire Electricity will be permitted to increase by approximately 7.7% and 6.5%, respectively, plus inflation (as measured by the United Kingdom's Retail Prices Index) in each of the next five regulatory years that commenced April 1, 2010.

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

Independent Power Projects

Foreign

The Philippine Congress has passed the Electric Power Industry Reform Act of 2001 ("EPIRA"), which is aimed at restructuring the Philippine power industry, privatizing the National Power Corporation and introducing a competitive electricity market, among other initiatives. The implementation of EPIRA may impact the Company's future operations in the Philippines and the Philippine power industry as a whole, the effect of which is not yet known as changes resulting from EPIRA are ongoing.

Domestic

The Cordova, Saranac and Power Resources independent power projects are Exempt Wholesale Generators ("EWG") under the Energy Policy Act while the Yuma, Imperial Valley and Wailuku independent power projects are currently certified as Qualifying Facilities ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Both EWGs and QFs are generally exempt from compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms at which electricity may be sold by the facilities. In addition, the Cordova, Saranac, Power Resources and Yuma independent power projects have obtained authority from the FERC to sell their power using market-based rates.

EWGs are permitted to sell capacity and electricity only in the wholesale markets, not to end users. Additionally, utilities are required to purchase electricity produced by QFs at a price that does not exceed the purchasing utility's "avoided cost" and to sell back-up power to the QFs on a non-discriminatory basis, unless they have successfully petitioned the FERC for an exemption from this purchase requirement. Avoided cost is defined generally as the price at which the utility could purchase or produce the same amount of power from sources other than the QF on a long-term basis. The Energy Policy Act eliminated the purchase requirement for utilities with respect to new contracts under certain conditions. New QF contracts are also subject to FERC rate filing requirements, unlike QF contracts entered into prior to the Energy Policy Act. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates other than the utilities' avoided cost.

Residential Real Estate Brokerage Company

HomeServices is regulated by the United States Department of Housing and Urban Development ("HUD"), most significantly under the Real Estate Settlement Procedures Act ("RESPA"), and by state agencies where it operates. RESPA primarily governs the real estate settlement process by mandating all parties fully inform borrowers about all closing costs, lender servicing and escrow account practices, and business relationships between closing service providers and other parties to the transaction. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Reform Act"), enacted in July 2010 and expected to become effective in July 2011, require real estate mortgage lenders to verify a borrower's ability to repay the underlying loan, which can be achieved within the context of a safe harbor if the mortgage is a "qualifying" mortgage that satisfies specific statutory criteria and the costs of the loan to the borrower do not exceed a mandated threshold percentage. Upon implementation of these provisions, HomeServices and its affiliates could incur additional legal and regulatory compliance costs.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations.

Refer to "Liquidity and Capital Resources" in Item 7 of this Form 10-K for additional information regarding environmental laws and regulations and the Company's forecasted environmental-related capital expenditures.

Item 1A.    Risk Factors

We and our subsidiaries are subject to certain risks and uncertainties in our business operations, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by us, should be made before making an investment decision. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Our Corporate and Financial Structure Risks

We are a holding company and depend on distributions from subsidiaries, including joint ventures, to meet our obligations.

We are a holding company with no material assets other than the equity investments in our subsidiaries and joint ventures, collectively referred to as our subsidiaries. Accordingly, cash flows and the ability to meet our obligations are largely dependent upon the earnings of our subsidiaries and the payment of such earnings to us in the form of dividends or other distributions. Our subsidiaries are separate and distinct legal entities that do not guarantee the payment of any of our obligations or have an obligation, contingent or otherwise, to pay directly, or to make funds available for the payment of, amounts due pursuant to our senior and subordinated debt or our other obligations. Distributions from subsidiaries may also be limited by:

•	their respective earnings, capital requirements, and required debt and preferred stock payments;

•	the satisfaction of certain terms contained in financing, ring-fencing or organizational documents; and

•	regulatory restrictions that limit the ability of our regulated utility subsidiaries to distribute profits.

We are substantially leveraged, the terms of our senior and subordinated debt do not restrict the incurrence of additional debt by us or our subsidiaries, and our senior and subordinated debt is structurally subordinated to the debt of our subsidiaries, each of which could adversely affect our consolidated financial results.

A significant portion of our capital structure is comprised of debt, and we expect to incur additional debt in the future to fund acquisitions, capital investments or the development and construction of new or expanded facilities at our subsidiaries. As of December 31, 2010, we had the following outstanding obligations:

•	senior debt of $5.371 billion;

•	subordinated debt of $315 million, consisting of $150 million of trust preferred securities held by third parties and $165 million held by Berkshire Hathaway and its affiliates; and

•	guarantees and letters of credit in respect of subsidiary and equity method investment debt aggregating $82 million.

Our consolidated subsidiaries also have significant amounts of outstanding debt, which totaled $13.805 billion as of December 31, 2010. These amounts exclude (a) trade debt, (b) preferred stock obligations, (c) letters of credit in respect of subsidiary debt, and (d) our share of the outstanding debt of our own or our subsidiaries' equity method investments.

Given our substantial leverage, we may not have sufficient cash to service our debt, which could limit our ability to finance future acquisitions, develop and construct additional projects, or operate successfully under adverse conditions, including those brought on by declining national and global economies and unfavorable financial markets. Our leverage could also impair our credit quality or the credit quality of our subsidiaries, making it more difficult to finance operations or issue future debt on favorable terms, and could result in a downgrade in debt ratings by credit rating agencies.

The terms of our senior and subordinated debt do not limit our ability or the ability of our subsidiaries to incur additional debt or issue preferred stock. Accordingly, we or our subsidiaries could enter into acquisitions, new financings, refinancings, recapitalizations, capital leases or other highly leveraged transactions that could significantly increase our or our subsidiaries' total amount of outstanding debt. The interest payments needed to service this increased level of debt could adversely affect our consolidated financial results. Further, if an event of default accelerates a repayment obligation and such acceleration results in an event of default under some or all of our other debt, we may not have sufficient funds to repay all of the accelerated debt, and the other risks described under "Our Corporate and Financial Structure Risks" may be magnified as well.

Because we are a holding company, the claims of our senior and subordinated debt holders are structurally subordinated with respect to the assets and earnings of our subsidiaries. Therefore, the rights of our creditors to participate in the assets of any subsidiary in the event of a liquidation or reorganization are subject to the prior claims of the subsidiary's creditors and preferred shareholders. In addition, a significant amount of the stock or assets of our operating subsidiaries is directly or indirectly pledged to secure their financings and, therefore, may be unavailable as potential sources of repayment of our senior and subordinated debt.

A downgrade in our credit ratings or the credit ratings of our subsidiaries could negatively affect our or our subsidiaries' access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

Our senior unsecured long-term debt is rated investment grade by various rating agencies. We cannot assure that our senior unsecured long-term debt will continue to be rated investment grade in the future. Although none of our outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase our borrowing costs and commitment fees on our revolving credit agreement and other financing arrangements, perhaps significantly. In addition, we would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, the principal source of short-term borrowings, could be significantly limited, resulting in higher interest costs.

Similarly, any downgrade or other event negatively affecting the credit ratings of our subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could cause us to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing our and our subsidiaries' liquidity and borrowing capacity.

Most of our subsidiaries' large wholesale customers, suppliers and counterparties require our subsidiaries to have sufficient creditworthiness in order to enter into transactions with them, particularly in the wholesale energy markets. If the credit ratings of our subsidiaries were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other security for existing transactions, as well as a condition to further transact with our subsidiaries. Such amounts may be material and may adversely affect our subsidiaries' liquidity and cash flows.

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

Completion of any acquisition entails numerous risks, including, among others, the:

•
failure to complete the transaction for various reasons, such as the inability to obtain the required regulatory approvals, materially adverse developments in the potential acquiree's business or financial condition or successful intervening offers by third parties;

•	failure of the combined business to realize the expected benefits or to meet regulatory commitments; and

•	need for substantial additional capital and financial investments.

An acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. The diversion of management's attention and any delays or difficulties encountered in connection with the approval and integration of the acquired operations could adversely affect our combined businesses and financial results and could impair our ability to realize the anticipated benefits of the acquisition.

We cannot assure you that future acquisitions, if any, or any related integration efforts will be successful, or that our ability to repay our obligations will not be adversely affected by any future acquisitions.

We and our businesses are subject to extensive federal, state, local and foreign legislation and regulation, including numerous environmental, health, safety and other laws and regulations that affect us and our businesses' operations and costs. These laws and regulations are complex, dynamic and subject to new interpretations or change. In addition, new laws and regulations are continually being proposed and enacted that create new or revised requirements or standards on us and our businesses.

We and our businesses are required to comply with numerous federal, state, local and foreign laws and regulations that have broad application to us and our electric and natural gas utilities and interstate pipelines and limit our ability to independently make and implement management decisions regarding, among other items, business combinations; constructing, acquiring or disposing of operating assets; operation of generating facilities and transmission and distribution assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transactions between subsidiaries and affiliates; and paying dividends. These laws and regulations are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the FERC, the EPA, the NRC, the MSHA, the DOT, the IUB and the OPUC in the United States, and GEMA, which discharges certain of its powers through its staff within Ofgem, in the United Kingdom.

Significant examples of laws and regulations and other requirements affecting us and our present and future operations include, among others, those described below:

•
Under authority granted to it in the Energy Policy Act of 2005 ("Energy Policy Act"), the FERC has approved regulations and issued decisions addressing electric system reliability; cyber security; critical infrastructure protection standards developed by the NERC; electric transmission planning, operation, expansion and pricing; regulation of utility holding companies; market transparency for natural gas marketing and transportation; and enforcement authority. The FERC has vigorously exercised its enhanced enforcement authority by imposing significant civil penalties for violations of its rules and regulations, which could be up to $1 million per day per violation. These regulations have imposed, or will likely impose, more comprehensive and stringent requirements and increase compliance costs on us and our public utility subsidiaries, which could adversely affect our consolidated financial results.

•
In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete. The outcome of the rulemaking proceedings cannot be predicted at this time; however, the impact of the Dodd-Frank Reform Act could have a material adverse effect on our consolidated financial results.

•
The EPA's CAIR, which established cap-and-trade programs to reduce carbon dioxide and nitrogen oxides emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards; federal and state renewable portfolio standards; regulations that establish standards for air and water quality, wastewater discharges, solid waste, hazardous waste and coal combustion byproducts.

•
The DOT regulations, effective in 2004, that establish mandatory inspections for all natural gas pipelines in high-consequence areas within 10 years and recurring inspections every seven years thereafter. These regulations require pipeline operators to implement integrity management programs, including more frequent inspections, and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to life and property.

•
Federal laws establishing underground coal mine safety, emergency preparedness and reporting, such as the Mine Improvement and New Emergency Response Act of 2006 ("MINER Act") and those laws administered by MSHA.

Compliance with applicable laws and regulations generally requires our subsidiaries to obtain and comply with a wide variety of licenses, permits, inspections and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, damages arising out of contaminated properties and fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to laws and regulations could be prohibitively expensive. As a result, some facilities may be required to shut down or alter their operations. Further, our subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals for their operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory permits, failure to comply with the terms and conditions of the permits or increased regulatory or environmental requirements may increase costs or prevent or delay our subsidiaries from operating their facilities, developing new facilities, expanding existing facilities or favorably locating new facilities. If our subsidiaries fail to comply with any environmental requirements, they may be subject to penalties and fines or other sanctions. The costs of complying with laws and regulations could adversely affect our consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require our subsidiaries to increase their purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect our consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in law and regulation could result in, but are not limited to, increased retail competition within our subsidiaries' service territories; new environmental requirements, including the implementation of renewable portfolio standards and greenhouse gas emissions ("GHG") reduction goals; the issuance of stricter air quality standards and the implementation of energy efficiency mandates; the issuance of regulations over the management and disposal of coal combustion byproducts; the acquisition by a municipality of our subsidiaries' distribution facilities; or a negative impact on our subsidiaries' current transportation and cost recovery arrangements.

In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted that impose additional or new requirements or standards on our businesses. For example, the United States Congress and federal policy makers recently considered, but did not adopt, comprehensive climate change legislation. Adoption of new federal and state laws and regulations and changes in existing ones is emerging as one of the more challenging aspects of managing utility operations. We cannot predict the future course of new laws and regulations, changes in existing ones or new interpretations by agency orders or court decisions nor can their impact on us be determined at this time; however, any one of these could adversely affect our consolidated financial results through higher capital expenditures and operating costs and cause an overall change in how we operate our businesses. To the extent that our regulated subsidiaries are not allowed by their regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the additional requirements could have a material adverse effect on our consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on our consolidated financial results.

Recovery of costs by our regulated subsidiaries is subject to regulatory review and approval, and the inability to recover costs may adversely affect our consolidated financial results.

State Rate Proceedings

The Utilities establish rates for their regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases. Decisions are subject to appeal, potentially leading to further uncertainty associated with the approval proceedings.

Each state sets retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense and investment that they deem are just and reasonable in providing the service and may disallow recovery in rates for any costs that do not meet such standard. State regulatory commissions also decide the allowed rate of return the Utilities will be given an opportunity to earn on their sources of capital.

In Iowa, MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014 unless its Iowa jurisdictional electric return on equity falls below 10% as determined by the applicable agreement. MidAmerican Energy expects to continue to make significant capital expenditures to maintain and improve the reliability of its generation, transmission and distribution facilities to reduce emissions and to support new business and customer growth. As a result, MidAmerican Energy's financial results may be adversely affected if it is not able to deliver electricity in a cost-efficient manner and is unable to offset inflation and the cost of infrastructure investments with cost savings or additional sales.

In certain states, the Utilities are not permitted to pass through energy, including fuel transportation, cost increases in their retail rates without a general rate case or are subject to deadbands and sharing mechanisms. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on the Utilities, despite efforts to minimize this impact through future general rate cases or the use of hedging contracts. Any of these consequences could adversely affect our consolidated financial results.

While rate regulation is premised on providing a fair opportunity to obtain a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that we will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC establishes cost-based rates under which PacifiCorp provides transmission services to wholesale markets and retail markets in states that allow retail competition and establishes cost-based rates associated with MidAmerican Energy's transmission facilities, including those used to provide wholesale distribution service. Under the Federal Power Act, the Utilities may be obligated to file for changes, including general rate changes, to their system-wide transmission service rates. The FERC also has responsibility for approving both cost- and market-based rates under which the Utilities sell electricity at wholesale, has licensing authority over most of PacifiCorp's hydroelectric generating facilities and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of the Utilities to sell electricity at market-based rates, which could adversely affect our consolidated financial results. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The FERC has jurisdiction over the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the modification or abandonment of such facilities and rates, charges and terms and conditions of service for the transportation of natural gas in interstate commerce. The FERC was granted expanded market transparency authority under §23 of the NGA, a section added to the NGA by the Energy Policy Act of 2005. The FERC has adopted additional reporting and internet posting requirements for natural gas pipelines and buyers and sellers of natural gas.

Rates established for our interstate natural gas transmission and storage operations at Northern Natural Gas and Kern River are also subject to the FERC's regulatory authority. The rates the FERC authorizes these companies to charge their customers may not be sufficient to cover the costs incurred to provide services in any given period. These pipelines, from time to time, have in effect rate settlements approved by the FERC which prevent them or third parties from modifying rates, except for allowed adjustments, for certain periods. These settlements do not preclude the FERC from initiating a separate proceeding under the NGA to modify the rates. It is not possible to determine at this time whether any such actions would be instituted or what the outcome would be, but such proceedings could result in rate adjustments.

United Kingdom Electricity Distribution

Northern Electric and Yorkshire Electricity, as DNOs and holders of electricity distribution licenses, are subject to regulation by GEMA. Most of the revenue of a DNO is controlled by a distribution price control formula set out in the electricity distribution license. The price control formula does not directly constrain profits from year to year, but is a control on revenue that operates independently of most of the DNO's costs. It has been the practice of Ofgem to review and reset the formula at five-year intervals, although the formula has been, and may be, reviewed at other times at the discretion of Ofgem. The current five-year cost control period became effective on April 1, 2010 and extends through March 31, 2015. A resetting of the formula requires the consent of the DNO; however, license modifications may be unilaterally imposed by Ofgem without such consent following review by the British competition commission. GEMA is able to impose financial penalties on DNOs that contravene any of their electricity distribution license duties or certain of their duties under British law, or fail to achieve satisfactory performance of individual standards prescribed by GEMA. Any penalty imposed must be reasonable and may not exceed 10% of the DNO's revenue. During the term of the price control, additional costs have a direct impact on the financial results of Northern Electric and Yorkshire Electricity.

Through our subsidiaries, we are actively pursuing, developing and constructing new or expanded facilities, the completion and expected cost of which are subject to significant risk, and our subsidiaries have significant funding needs related to their planned capital expenditures.

Through our subsidiaries, we are actively pursuing, developing and constructing new or expanded facilities. We expect that these subsidiaries will incur substantial annual capital expenditures over the next several years. Expenditures could include, among others, amounts for new generating facilities, electric transmission or distribution projects, environmental control and compliance systems, natural gas storage facilities, new or expanded pipeline systems, as well as the continued maintenance of existing assets.

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

Failure to construct these planned projects could limit opportunities for revenue growth, increase operating costs and adversely affect the reliability of electricity service to our customers. For example, if PacifiCorp is not able to expand its existing generating facilities, it may be required to enter into long-term wholesale electricity purchase contracts or purchase wholesale electricity at more volatile and potentially higher prices in the spot markets to support retail loads.

A sustained decrease in demand for electricity or natural gas in the markets served by our subsidiaries would significantly decrease our operating revenue and adversely affect our consolidated financial results.

A sustained decrease in demand for electricity or natural gas in the markets served by our subsidiaries would significantly reduce our operating revenue and adversely affect our consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•
a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas, such as the significant adverse changes in the economy and credit markets experienced in 2008 and 2009;

•	an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;

•	efforts by customers, legislators and regulators to reduce the consumption of energy through various conservation and energy efficiency measures and programs;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or other fuel sources for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels; and

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise.

Our subsidiaries are subject to market risk associated with the wholesale energy markets, which could adversely affect our consolidated financial results.

In general, our primary market risk is the risk of adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. Wholesale electricity may be influenced by several factors, such as the adequacy of generating capacity; scheduled and unscheduled outages of generating facilities; prices and availability of fuel sources for generation; disruptions or constraints to transmission and distribution facilities; weather conditions; economic growth; and changes in technology. Volumetric changes are caused by unanticipated changes in generation availability or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, the Utilities purchase electricity and fuel in the open market as part of their normal operating businesses. If market prices rise, especially in a time when larger than expected volumes must be purchased at market or short-term prices, PacifiCorp or MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when PacifiCorp or MidAmerican Energy is a net seller of electricity in the wholesale market, PacifiCorp or MidAmerican Energy will earn less revenue.

Our subsidiaries are subject to counterparty credit risk, which could adversely affect our consolidated financial results.

Our subsidiaries are subject to counterparty credit risk related to contractual obligations with wholesale suppliers, customers and, as is the case for MidAmerican Energy, other participants in organized RTO markets. Adverse economic conditions or other events affecting counterparties with whom our subsidiaries conduct business could impair the ability of these counterparties to timely pay for services. Our subsidiaries depend on these counterparties to remit payments on a timely basis. For example, certain wholesale suppliers, customers and other RTO market participants experienced deteriorating credit quality in 2008 and 2009, and this trend continued, though on a limited basis, in 2010. If our wholesale customers are unable to pay us for energy, there may be a significant adverse impact on our consolidated financial results.

Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff and related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred. Because of this, MidAmerican Energy has potential indirect exposure to every other market participant in the RTO markets where it actively participates, including the MISO, the PJM, and the ERCOT.

We continue to monitor the creditworthiness of wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if our subsidiaries wholesale customers' financial condition deteriorates as a result of economic conditions causing them to be unable to pay, significant losses could result.

Our subsidiaries are subject to counterparty performance risk, which could adversely affect our consolidated financial results.

Our subsidiaries are subject to counterparty performance risk related to performance of contractual obligations by wholesale suppliers, customers and, as is the case for MidAmerican Energy, other participants in organized RTO markets. Each subsidiary relies on wholesale suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require the utilities to incur additional expenses to meet customer needs. In addition, when these contracts terminate, the utilities may be unable to purchase the commodities on terms equivalent to the terms of current contracts.

Our subsidiaries rely on wholesale customers to take delivery of the energy they have committed to purchase. Failure of customers to take delivery may require these subsidiaries to find other customers to take the energy at lower prices than the original customers committed to pay. If our subsidiaries' wholesale customers are unable to fulfill their obligations, there may be a significant adverse impact on our consolidated financial results.

Our subsidiaries are subject to the risk that customers will not renew their contracts or that our subsidiaries will be unable to obtain new customers for expanded capacity, each of which could adversely affect our consolidated financial results.

Certain of our subsidiaries are dependent upon a relatively small number of customers for a significant portion of their revenue. For example:

•
a significant portion of our pipeline subsidiaries' capacity is contracted under long-term arrangements, and our pipeline subsidiaries are dependent upon relatively few customers for a substantial portion of their revenue; and

•	generally, a single power purchaser takes electricity from each of our Philippine and United States qualifying generating facilities.

If our subsidiaries are unable to renew, remarket, or find replacements for their long-term arrangements, our sales volumes and operating revenue would be exposed to reduction and increased volatility. For example, without the benefit of long-term transportation agreements, we cannot assure that our pipeline subsidiaries will be able to transport natural gas at efficient capacity levels. Similarly, without long-term power purchase agreements, we cannot assure that our unregulated power generators will be able to operate profitably. Failure to maintain existing long-term agreements or secure new long-term agreements could adversely affect our consolidated financial results. The replacement of any existing long-term agreements depends on market conditions and other factors that may be beyond our subsidiaries' control.

Disruptions in the financial markets could affect our and our subsidiaries' ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on us and our subsidiaries.

During 2008 and early 2009, the United States, the United Kingdom and global credit markets experienced historic dislocations and liquidity disruptions that caused financing to be unavailable in many cases. These circumstances materially impacted liquidity in the bank and debt capital markets during this period, making financing terms less attractive for borrowers that were able to find financing, and in other cases resulted in the unavailability of certain types of debt financing. It is difficult to predict how the financial markets will react to the United States federal government's continued involvement or gradual withdrawal or removal of certain economic stimulus programs. Uncertainty in the credit markets may negatively impact our and our subsidiaries' ability to access funds on favorable terms or at all. If we or our subsidiaries are unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of our capital expenditures, acquisition financing and our consolidated financial results.

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

Some of our subsidiaries' financial results may be adversely affected if they are unable to obtain adequate, reliable and affordable access to electricity transmission service and natural gas transportation.

Some of our subsidiaries depend on electricity transmission and natural gas transportation facilities owned and operated by other companies to transport electricity and natural gas to both wholesale and retail markets, as well as natural gas purchased to supply some of our subsidiaries' generating facilities. If adequate transmission and transportation is unavailable, our subsidiaries may be unable to purchase and sell and deliver products. A lack of availability could also hinder our subsidiaries from providing adequate or cost-effective electricity or natural gas to their wholesale and retail electric and natural gas customers and could adversely affect our consolidated financial results.

The different regional power markets have varying and dynamic regulatory structures, which could affect our businesses' growth and performance. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to counter volatility in the power markets. These types of price limitations and other mechanisms may adversely affect our consolidated financial results.

Our operating results may fluctuate on a seasonal and quarterly basis and may be adversely affected by weather.

In most parts of the United States and other markets in which our subsidiaries operate, demand for electricity peaks during the hot summer months when irrigation and cooling needs are higher. Market prices for electricity also generally peak at that time. In other areas, demand for electricity peaks during the winter. In addition, demand for natural gas and other fuels generally peaks during the winter when heating needs are higher. This is especially true in Northern Natural Gas' market area and MidAmerican Energy's retail natural gas business. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Periods of low rainfall or snowpack may impact electricity generation at PacifiCorp's hydroelectric generating facilities, which may result in greater purchases of electricity from the wholesale market or from other sources at market prices. Additionally, the Utilities have added substantial wind-powered generation capacity, which is also a climate-dependent resource.

As a result, the overall financial results of our subsidiaries may fluctuate substantially on a seasonal and quarterly basis. We have historically sold less energy, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect our consolidated financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase our costs to provide energy and could adversely affect our consolidated financial results. The extent of fluctuation in our consolidated financial results may change depending on a number of factors related to our subsidiaries' regulatory environment and contractual agreements, including their ability to recover energy costs, the existence of revenue sharing provisions and terms of the wholesale sale contracts.

Our subsidiaries are subject to operating uncertainties that could adversely affect our consolidated financial results.

The operation of complex electric and natural gas utility (including generation, transmission and distribution) systems or interstate natural gas pipeline systems that are spread over large geographic areas involves many operating uncertainties and events beyond our control. These potential events include the breakdown or failure of electricity generating equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes; unscheduled generating facility outages; strikes, lockouts or other labor-related actions; shortage of qualified labor; transmission and distribution system constraints or outages; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error and catastrophic events such as severe storms, fires, earthquakes, explosions or mining accidents. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Any of these risks or other operational risks could significantly reduce or eliminate our subsidiaries' revenue or significantly increase their expenses, thereby reducing the availability of distributions to us. For example, if our subsidiaries cannot operate their electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, their revenue could decrease and their expenses could increase due to the need to obtain energy from more expensive sources. Further, we and our subsidiaries self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of our and our subsidiaries' insurance coverage may change, including the portion that is self-insured. Any reduction of our subsidiaries' revenue or increase in their expenses resulting from the risks described above, could adversely affect our consolidated financial results.

Potential terrorist activities or military or other actions could adversely affect our consolidated financial results.

The ongoing threat of terrorism and the impact of military and other actions by the United States and its allies creates increased political, economic and financial market instability, which subjects our subsidiaries' operations to increased risks. The United States government has issued warnings that energy assets, specifically pipeline, nuclear generation and other electric utility infrastructure are potential targets for terrorist organizations. Political, economic or financial market instability or damage to the operating assets of our subsidiaries, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, increased security, repair or other costs that may materially adversely affect us and our subsidiaries in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect our ability and the ability of our subsidiaries to raise capital.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy's 25% ownership interest in Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Quad Cities Station could materially adversely affect MidAmerican Energy's financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale prices. The following are among the more significant of these risks:

•
Operational Risk - Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased electricity costs to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear plant could cause regulators to require a shut-down or reduced availability at Quad Cities Station.

•
Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act applicable regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•
Nuclear Accident Risk - Accidents and other unforeseen problems have occurred at nuclear facilities other than Quad Cities Station, both in the United States and elsewhere. The consequences of an accident can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident could exceed MidAmerican Energy's resources, including insurance coverage.

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

We are exposed to risks related to fluctuations in foreign currency exchange rates.

Our business operations and investments outside the United States increase our risk related to fluctuations in foreign currency exchange rates, primarily the British pound. Our principal reporting currency is the United States dollar, and the value of the assets and liabilities, earnings, cash flows and potential distributions from our foreign operations changes with the fluctuations of the currency in which they transact. We may selectively reduce some foreign currency exchange rate risk by, among other things, requiring contracted amounts be settled in United States dollars, indexing contracts to the United States dollar or hedging through foreign currency derivatives. These efforts, however, may not be effective and could negatively affect our consolidated financial results. We attempt, in many circumstances, to structure foreign transactions to provide for payments to be made in, or indexed to, United States dollars or a currency freely convertible into United States dollars. We may not be able to obtain sufficient dollars or other hard currency or available dollars may not be allocated to pay such obligations, which could adversely affect our consolidated financial results.

Cyclical fluctuations in the residential real estate brokerage and mortgage businesses could adversely affect HomeServices.

The residential real estate brokerage and mortgage industries tend to experience cycles of greater and lesser activity and profitability and are typically affected by changes in economic conditions, including the current downturn in the United States housing market, which are beyond HomeServices' control. Any of the following, among others, are examples of items that could have a material adverse effect on HomeServices' businesses by causing a general decline in the number of home sales, sale prices or the number of home financings which, in turn, would adversely affect its financial results:

•	rising interest rates or unemployment rates, including the significant rise in unemployment in the United States which may continue into future periods;

•	periods of economic slowdown or recession in the markets served, such as the significant adverse changes in the economy experienced in 2008 and 2009;

•	decreasing home affordability;

•	lack of available mortgage credit for potential homebuyers, such as the reduced availability of credit generally experienced in 2008 and 2009 and that may continue into future periods;

•	declining demand for residential real estate as an investment;

•	nontraditional sources of new competition; and

•	changes in applicable tax law.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning and mine reclamation trust funds could unfavorably impact our cash flows and liquidity.

Costs of providing our defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and our required or voluntary contributions made to the plans. Our pension and other postretirement benefit plans are in underfunded positions. Even with sustained growth in the investments over future periods to increase the value of these plans' assets, we will likely be required to make significant cash contributions to fund these plans in the future. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions. Similarly, for example, funds dedicated to nuclear decommissioning are invested in equity and fixed income securities and poor performance of these investments will reduce the amount of funds available for their intended purpose which would require us to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on our liquidity by reducing our cash flows.

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

The Financial Accounting Standards Board ("FASB") and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact our consolidated financial results and disclosures.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company's energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of the Company's electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of the Company's electric generating facilities. Properties of the Company's natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, the Company has rights-of-way, mineral rights and water rights that enable the Company to utilize its facilities. It is the opinion of the Company's management that the principal depreciable properties owned by the Company are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all or most of the properties of each of MEHC's subsidiaries (except MidAmerican Energy, Northern Natural Gas, CE Electric UK and CE Casecnan) are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. For additional information regarding the Company's energy properties, refer to Item 1 of this Form 10-K and Notes 3, 4 and 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The following table summarizes the electric generating facilities of MEHC's subsidiaries as of December 31, 2010:

			Facility Net	Net Owned
Energy			Capacity	Capacity
Source	Entity	Location by Significance	(MW)	(MW)

Coal	PacifiCorp and MidAmerican Energy	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,369	9,568

Natural gas and other	PacifiCorp, MidAmerican Energy and CalEnergy U.S.	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,876	4,358

Wind	PacifiCorp and MidAmerican Energy	Iowa, Wyoming, Washington and Oregon	2,324	2,316

Hydroelectric	PacifiCorp, MidAmerican Energy, CalEnergy Philippines and CalEnergy U.S.	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,320	1,293

Nuclear	MidAmerican Energy	Illinois	1,783	446

Geothermal	PacifiCorp and CalEnergy U.S.	California and Utah	361	198
		Total	25,033	18,179

The right to construct and operate the Company's electric transmission and distribution facilities and interstate natural gas pipelines across certain property was obtained in most circumstances through negotiations and, where necessary, through the exercise of the power of eminent domain. PacifiCorp, MidAmerican Energy, Northern Natural Gas and Kern River in the United States and Northern Electric and Yorkshire Electricity in the United Kingdom continue to have the power of eminent domain in each of the jurisdictions in which they operate their respective facilities, but the United States utilities do not have the power of eminent domain with respect to Native American tribal lands. Although the main Kern River pipeline crosses the Moapa Indian Reservation, all facilities in the Moapa Indian Reservation are located within a utility corridor that is reserved to the United States Department of Interior, Bureau of Land Management.

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

CalEnergy Philippines

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan shareholder agreement, MEHC's indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco (the "Superior Court"), against CE Casecnan Ltd. and MEHC. In November 2010, following a series of Superior Court decisions, CE Casecnan Ltd., MEHC and LPG agreed to a settlement of all issues arising out of the litigation. The settlement resulted in LPG having a 15% ownership interest in CE Casecnan and had no material impact on the Consolidated Financial Statements.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo") in the District Court of Douglas County, Nebraska (the "District Court"), seeking a declaratory judgment as to San Lorenzo's right to repurchase up to 15% of the shares in CE Casecnan. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it had effectively exercised its option to purchase up to 15% of the shares of CE Casecnan, that it was the rightful owner of such shares and that it was due all dividends previously paid on such shares. In March 2010, a directed verdict was issued in favor of San Lorenzo. In November 2010, CE Casecnan Ltd., MEHC and San Lorenzo agreed to a settlement of all issues arising out of the litigation and executed a Purchase Agreement and Release whereby, among other items, MEHC purchased San Lorenzo's ownership rights.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MEHC's common stock is owned by Berkshire Hathaway, Mr. Walter Scott, Jr. and certain of his family members and family controlled trusts and corporations, and Mr. Gregory E. Abel, its President and Chief Executive Officer, and has not been registered with the SEC pursuant to the Securities Act of 1933, as amended, listed on a stock exchange or otherwise publicly held or traded. MEHC has not declared or paid any cash dividends on its common stock during the last ten fiscal years and does not presently anticipate that it will declare any dividends on its common stock in the foreseeable future.

For a discussion of unregistered sales of equity securities and regulatory restrictions that limit PacifiCorp's and MidAmerican Energy's ability to pay dividends on their common stock to MEHC, refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 6.    Selected Financial Data

The following table sets forth the Company's selected consolidated historical financial data, which should be read in conjunction with the information in Item 7 of this Form 10-K and with the Company's historical Consolidated Financial Statements and notes thereto in Item 8 of this Form 10-K. The selected consolidated historical financial data has been derived from the Company's audited historical Consolidated Financial Statements and notes thereto (in millions).

	Years Ended December 31,
	2010	2009	2008	2007	2006(1)
Consolidated Statement of Operations Data:
Operating revenue	$11,127	$11,204	$12,668	$12,376	$10,301
Net income(2)	1,310	1,188	1,871	1,219	943
Net income attributable to noncontrolling interests	72	31	21	30	27
Net income attributable to MEHC(2)	1,238	1,157	1,850	1,189	916

	As of December 31,
	2010	2009	2008	2007	2006(1)
Consolidated Balance Sheet Data:
Total assets	$45,668	$44,684	$41,441	$39,216	$36,447
Short-term debt	320	179	836	130	552
Long-term debt, including current maturities:
MEHC senior debt	5,371	5,371	5,121	5,471	4,479
MEHC subordinated debt	315	590	1,321	1,125	1,357
Subsidiary debt	13,805	13,791	12,954	13,097	11,614
Total MEHC shareholders' equity	13,232	12,576	10,207	9,326	8,011
Noncontrolling interests	176	267	270	256	242

(1)	Reflects the acquisition of PacifiCorp on March 21, 2006.

(2)	Reflects the $646 million after-tax gain recognized on the termination of the Constellation Energy Group, Inc. ("Constellation Energy") merger agreement on December 17, 2008.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with Item 6 of this Form 10-K and with the Company's historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company's actual results in the future could differ significantly from the historical results.

Results of Operations

Overview

Net income attributable to MEHC for 2010 was $1.238 billion, an increase of $81 million, or 7%, compared to 2009. Higher net income at PacifiCorp, MidAmerican Energy and CE Electric UK was partially offset by lower net income at Northern Natural Gas, Kern River, CalEnergy Philippines and CalEnergy U.S. PacifiCorp's net income increased primarily due to higher prices approved by regulators, higher sales of renewable energy credits, higher benefits associated with deferred net power costs, higher allowances for funds used during construction ("AFUDC") and a lower effective income tax rate due to the effects of ratemaking and higher production tax credits, partially offset by lower net wholesale electricity activities, higher depreciation on higher plant placed in-service and higher operating expense. Net income at MidAmerican Energy increased due to higher margins on warmer weather and $21 million of income tax benefits for changes related to the tax capitalization policy for overhead costs and repairs deductions. These improvements were partially offset by higher maintenance costs from plant outages and storm damage. Net income was higher at CE Electric UK due to a $45 million tax free gain on the sale of CE Gas (Australia) Limited, the recognition of deferred income tax benefits totaling $25 million upon enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27%, a $15 million after-tax impairment of certain Australian hydrocarbon exploration and development assets in 2009 and higher distribution revenue. Net income at Northern Natural Gas and Kern River was lower as a result of lower revenue from less favorable market conditions. CalEnergy Philippines' net income decreased due to the settlement of a noncontrolling interest dispute totaling $38 million and lower rainfall and related lower revenue earned in 2010. Net income at CalEnergy U.S. decreased due to the expiration of a favorable power purchase contract in the second quarter of 2009. The results for 2009 included an after-tax stock-based compensation charge of $75 million as a result of the purchase of shares of common stock that were issued upon the exercise of stock options and an after-tax gain on the Constellation Energy common stock investment of $22 million.

Net income attributable to MEHC for 2009 was $1.157 billion, a decrease of $693 million, or 37%, compared to 2008. The results for 2009 included an after-tax stock-based compensation charge of $75 million and an after-tax gain on the Constellation Energy common stock investment of $22 million. The results for 2008 included a $646 million after-tax gain recognized on the termination of the Constellation Energy merger agreement in 2008. Excluding the impact of these items, net income attributable to MEHC increased $6 million for 2009 compared to 2008. Higher net income at PacifiCorp, MidAmerican Funding, CalEnergy Philippines and HomeServices and lower United States income taxes on foreign earnings was partially offset by lower net income at Northern Natural Gas, Kern River and CE Electric UK. Net income was higher at PacifiCorp as a result of higher operating income and a lower effective income tax rate, partially offset by higher interest expense. MidAmerican Funding's net income increased due to lower income taxes, which included income tax benefits of $55 million for repairs deductions, partially offset by lower operating income. MidAmerican Funding's operating income was lower due to lower regulated electric margins and higher depreciation and amortization, partially offset by lower maintenance costs as a result of the storm and flood damage in 2008. Net income was higher at CalEnergy Philippines due to higher rainfall and related revenue earned at the Casecnan project and at HomeServices due to lower office closure costs and other operating expenses. Net income at Northern Natural Gas and Kern River was lower as a result of less favorable market conditions, $30 million of after-tax gains on the sale of certain non-strategic operating assets at Northern Natural Gas in 2008 and a lower customer refund liability in 2008 related to Kern River's 2004 rate case of $26 million. Net income was lower at CE Electric UK due primarily to a stronger United States dollar that reduced net income $33 million, lower distribution revenue and a $15 million after-tax impairment of certain Australian hydrocarbon exploration and development assets recognized in 2009.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as "Corporate/other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Operating revenue and operating income for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2010	2009	Change		2009	2008	Change
Operating revenue:
PacifiCorp	$4,432	$4,457	$(25)	(1)%	$4,457	$4,498	$(41)	(1)%
MidAmerican Funding	3,815	3,699	116	3	3,699	4,715	(1,016)	(22)
Northern Natural Gas	624	689	(65)	(9)	689	769	(80)	(10)
Kern River	357	372	(15)	(4)	372	443	(71)	(16)
CE Electric UK	802	825	(23)	(3)	825	993	(168)	(17)
CalEnergy Philippines	105	147	(42)	(29)	147	138	9	7
CalEnergy U.S.	32	31	1	3	31	30	1	3
HomeServices	1,020	1,037	(17)	(2)	1,037	1,133	(96)	(8)
Corporate/other	(60)	(53)	(7)	(13)	(53)	(51)	(2)	(4)
Total operating revenue	$11,127	$11,204	$(77)	(1)	$11,204	$12,668	$(1,464)	(12)

Operating income:
PacifiCorp	$1,055	$1,079	$(24)	(2)%	$1,079	$952	$127	13%
MidAmerican Funding	460	469	(9)	(2)	469	590	(121)	(21)
Northern Natural Gas	274	337	(63)	(19)	337	457	(120)	(26)
Kern River	198	221	(23)	(10)	221	305	(84)	(28)
CE Electric UK	474	394	80	20	394	514	(120)	(23)
CalEnergy Philippines	71	113	(42)	(37)	113	103	10	10
CalEnergy U.S.	17	15	2	13	15	15	—	—
HomeServices	17	11	6	55	11	(58)	69	(119)
Corporate/other	(64)	(174)	110	63	(174)	(50)	(124)	*
Total operating income	$2,502	$2,465	$37	2	$2,465	$2,828	$(363)	(13)

*	Not meaningful

PacifiCorp

Operating revenue decreased $25 million for 2010 compared to 2009 due to a decrease in wholesale and other revenue of $212 million, partially offset by higher retail revenue of $144 million and an increase in the sale of renewable energy credits totaling $43 million. Wholesale and other revenue decreased primarily due to a 17% decrease in average wholesale prices, an 8% decrease in wholesale volumes and the impact of deconsolidating PacifiCorp's coal mining joint venture, Bridger Coal Company ("Bridger Coal"), as a result of adopting authoritative guidance requiring equity method accounting treatment effective January 1, 2010. The lower revenue due to deconsolidating Bridger Coal is largely offset by lower operating expense and depreciation and amortization. Retail revenue increased due to higher prices approved by regulators and higher demand-side management revenue, which is offset by related higher operating expenses, partially offset by lower revenue related to SB 408 and lower customer usage.

Operating income decreased $24 million for 2010 compared to 2009 due to the lower operating revenue, higher depreciation and property taxes associated with recent plant placed in-service and higher maintenance costs primarily due to increased plant overhauls, partially offset by lower energy costs. Energy costs decreased due to a decrease in the average cost of purchased electricity and natural gas, lower natural gas volumes and the effects of regulatory cost recovery adjustment mechanisms for net power costs, partially offset by higher transmission costs of $18 million from higher contract rates, higher volumes of purchased electricity and higher coal prices.

Operating revenue decreased $41 million for 2009 compared to 2008 due to a decrease in wholesale and other revenue of $154 million, partially offset by higher retail revenue of $69 million and the sale of renewable energy credits totaling $44 million. The decrease in wholesale and other revenue was due primarily to a 24% decrease in average wholesale prices, partially offset by higher revenue attributable to PacifiCorp's majority owned coal mining operation. The increase in retail revenue was due to higher prices approved by regulators totaling $134 million, partially offset by a 3% decrease in retail volumes. The decrease in retail volumes was principally related to lower average customer usage due to the effect of current economic conditions mainly on industrial customers throughout PacifiCorp's service territory and residential customers in Oregon, partially offset by growth in the average number of commercial and residential customers primarily in Utah.

Operating income increased $127 million for 2009 compared to 2008 due to lower energy costs of $305 million, partially offset by the lower operating revenue, higher depreciation and amortization of $68 million due to the addition of new generating facilities and higher operating expenses of $69 million. Energy costs were lower due largely to a 35% decrease in the average cost of purchased electricity on a 4% decrease in the volume of purchased electricity, partially offset by the effects of regulatory cost recovery adjustment mechanisms of $26 million. The addition of the Chehalis natural gas-fired generating facility and new wind-powered generating facilities in the second half of 2008 and during 2009, along with the 2% decrease in overall sales volumes, allowed PacifiCorp to reduce its need for purchased electricity. Operating expenses increased due to higher costs attributable to PacifiCorp's majority owned coal mining operation, higher DSM costs, which are recovered in rates, and increased property taxes driven by increased levels of assessable property.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income for the years ended December 31 are summarized as follows (in millions):

	2010	2009	Change		2009	2008	Change
Operating revenue:
Regulated electric	$1,779	$1,715	$64	4%	$1,715	$2,030	$(315)	(16)%
Regulated natural gas	852	857	(5)	(1)	857	1,377	(520)	(38)
Nonregulated and other	1,184	1,127	57	5	1,127	1,308	(181)	(14)
Total operating revenue	$3,815	$3,699	$116	3	$3,699	$4,715	$(1,016)	(22)

Operating income:
Regulated electric	$319	$331	$(12)	(4)%	$331	$470	$(139)	(30)%
Regulated natural gas	64	70	(6)	(9)	70	66	4	6
Nonregulated and other	77	68	9	13	68	54	14	26
Total operating income	$460	$469	$(9)	(2)	$469	$590	$(121)	(21)

Regulated electric operating revenue increased $64 million for 2010 compared to 2009. Retail revenue increased $100 million on higher volumes of 8% due to higher customer usage, primarily as a result of the impacts of favorable weather, and customer growth. Wholesale and other revenue decreased $36 million due to lower average wholesale sales prices and volumes.

Regulated electric operating income decreased $12 million for 2010 compared to 2009. The higher operating revenue was offset by higher energy costs of $44 million, higher operating expenses of $24 million and higher depreciation and amortization of $8 million. Energy costs increased due to higher coal prices and greater thermal generation as a result of higher retail volumes. Operating expenses increased primarily due to higher maintenance costs from plant outages and storm damage totaling $12 million.

Regulated natural gas operating revenue decreased $5 million for 2010 compared to 2009 due to lower wholesale and retail volumes, partially offset by an increase in the average per-unit cost of gas sold, which was passed on to customers. Regulated natural gas operating income decreased $6 million for 2010 compared to 2009 due to higher operating expenses.

Nonregulated and other operating revenue increased $57 million for 2010 compared to 2009 due to a 10% increase in electric retail volumes, partially offset by a 3% decrease in electric retail prices. Nonregulated and other operating income increased $9 million for 2010 compared to 2009 primarily due to higher electric retail margins.

Regulated electric operating revenue decreased $315 million for 2009 compared to 2008. Wholesale and other revenue decreased $288 million due to lower average wholesale sales prices and lower volumes resulting from reduced demand for electricity due to economic conditions and mild temperatures. Retail revenue decreased $27 million on 4% lower volumes due primarily to reduced industrial demand and mild temperatures experienced throughout the service territory in 2009.

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

Northern Natural Gas

Operating revenue decreased $65 million for 2010 compared to 2009 primarily due to lower transportation and storage revenue of $70 million, partially offset by higher sales of gas and condensate liquids of $7 million. Transportation and storage revenue decreased primarily due to lower field area transportation volumes caused by less favorable economic conditions and lower natural gas price spreads and lower rates. Operating income decreased $63 million primarily due to the lower operating revenue.

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

Kern River

Operating revenue decreased $15 million for 2010 compared to 2009 due to lower rates as a result of the FERC order received in December 2009 and lower natural gas price spreads, partially offset by the 2010 Expansion project being placed in-service in April 2010. Operating income decreased $23 million for 2010 compared to 2009 due to the lower operating revenue and higher depreciation and amortization expense of $9 million.

Operating revenue decreased $71 million for 2009 compared to 2008 due to lower price spreads and changes in Kern River's customer refund liability related to the 2004 rate case, which resulted in lower revenue of $33 million. Operating income decreased $84 million for 2009 compared to 2008 due to the lower operating revenue and higher depreciation and amortization expense of $15 million.

CE Electric UK

Operating revenue decreased $23 million for 2010 compared to 2009 due to lower contracting revenue of $30 million, lower gas production of $17 million, due to the sale of CE Gas (Australia) Limited in September 2010, and the stronger United States dollar totaling $6 million, partially offset by higher distribution revenue of $31 million. Distribution revenue increased due to higher rates implemented April 1, 2010 related to the Distribution Price Control Review and higher volumes, partially offset by unfavorable movements in certain regulatory provisions totaling $77 million. Operating income increased $80 million for 2010 compared to 2009 due to a tax free gain of $45 million recognized on the sale of CE Gas (Australia) Limited in 2010, a $20 million impairment of certain Australian hydrocarbon exploration and development assets in 2009 and the higher distribution revenue, partially offset by the lower gas production.

Operating revenue decreased $168 million for 2009 compared to 2008 due to the impact from the foreign currency exchange rate totaling $150 million, lower distribution revenue of $10 million and lower contracting revenue of $8 million. Distribution revenue decreased due to certain regulatory provisions in the current regulatory period totaling $16 million and lower units distributed, partially offset by higher tariff rates. Operating income decreased $120 million for 2009 compared to 2008 due to the impact from the foreign currency exchange rate on operating income totaling $73 million, a $20 million impairment of certain Australian hydrocarbon exploration and development assets, higher depreciation and amortization of $14 million and the lower distribution revenue.

CalEnergy Philippines

Operating revenue decreased $42 million and operating income decreased $42 million for 2010 compared to 2009 due to lower than normal rainfall in 2010 and above normal rainfall in 2009 at the Casecnan project, which resulted in lower variable energy and water delivery fees earned in 2010.

Operating revenue increased $9 million and operating income increased $10 million for 2009 compared to 2008 due to above normal rainfall in 2009 at the Casecnan project, which resulted in higher variable water delivery fees earned in 2009, partially offset by lower prices received on variable energy.

HomeServices

Operating revenue decreased $17 million for 2010 compared to 2009 primarily due to a 7% decrease in closed brokerage units, partially offset by higher average home sales prices. Operating income increased $6 million for 2010 compared to 2009 primarily due to lower operating expenses and lower commissions, partially offset by the lower operating revenue.

Operating revenue decreased $96 million for 2009 compared to 2008 due to declines in average home sale prices of 10% and transaction volumes of 1%. Lower mortgage and brokerage activity during the first nine months of 2009 was mostly offset by higher activity in the fourth quarter in part due to the new homebuyer credit. Operating income increased $69 million for 2009 compared to 2008 due to lower commissions, $30 million of higher office closure charges taken in 2008 and lower other operating expenses, partially offset by the lower operating revenue.

Corporate/other

Operating income increased $110 million for 2010 compared to 2009 due to $125 million of stock-based compensation expense in 2009 as a result of the purchase of common stock issued by MEHC upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire Hathaway's acquisition of MEHC in 2000.

Operating income decreased $124 million for 2009 compared to 2008 due to the $125 million of stock-based compensation expense in 2009.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the years ended December 31 is summarized as follows (in millions):

	2010	2009	Change		2009	2008	Change

Subsidiary debt	$844	$864	$(20)	(2)%	$864	$850	$14	2%
MEHC senior debt and other	329	331	(2)	(1)	331	348	(17)	(5)
MEHC subordinated debt-
Berkshire Hathaway	30	58	(28)	(48)	58	111	(53)	(48)
MEHC subordinated debt-other	22	22	—	—	22	24	(2)	(8)
Total interest expense	$1,225	$1,275	$(50)	(4)	$1,275	$1,333	$(58)	(4)

Interest expense decreased $50 million for 2010 compared to 2009 due to scheduled maturities, principal repayments and lower interest rates on variable rate debt.

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

Capitalized Interest

Capitalized interest increased $13 million for 2010 compared to 2009 due to higher construction in progress at PacifiCorp and decreased $13 million for 2009 compared to 2008 due to lower construction in progress at MidAmerican Funding.

Interest and Dividend Income

Interest and dividend income decreased $14 million for 2010 compared to 2009 primarily due to interest associated with SB 408 refunds received in 2009 at PacifiCorp, income earned in 2009 related to the Constellation Energy investments and lower average cash balances, partially offset by a dividend received in 2010 from the BYD Company Limited ("BYD") common stock investment totaling $11 million.

Interest and dividend income decreased $37 million for 2009 compared to 2008 due to dividends received in 2008 related to the investment in the Constellation Energy 8% preferred stock and less favorable cash positions and lower rates in 2009.

Other, net
Other, net decreased $36 million for 2010 compared to 2009 due primarily to a $37 million pre-tax gain on the Constellation Energy common stock investment in 2009 and the impairment of an asset in 2010 totaling $8 million at MidAmerican Funding, partially offset by higher allowance for equity funds used during construction in 2010, primarily at PacifiCorp and MidAmerican Energy.

Other, net decreased $1.042 billion for 2009 compared to 2008 due primarily to the 2008 termination of the merger agreement with Constellation Energy, which resulted in the receipt of a $175 million termination fee and the conversion of the Constellation Energy 8% preferred stock into $418 million of cash and 19.9 million shares of Constellation Energy common stock valued at $499 million. In 2009, the Company recognized a pre-tax gain on the Constellation Energy common stock investment totaling $37 million.

Income Tax Expense

Income tax expense decreased $84 million for 2010 compared to 2009. The effective tax rates were 14% and 20% for 2010 and 2009, respectively. The decrease in the effective tax rate was primarily due to deferred income tax benefits totaling $25 million upon the enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27%, higher tax benefits received at MidAmerican Energy for changes related to the tax capitalization policy and repairs deductions totaling $21 million, additional production tax credits totaling $20 million and a non-taxable gain on the sale of CE Gas (Australia) Limited, partially offset by the impact of ratemaking. The benefits for changes to the tax capitalization policy and the repairs deductions were realized as MidAmerican Energy changed the method by which it determines current income tax deductions for overhead costs and repairs on certain of its regulated utility assets, which results in current deductibility for costs that are capitalized for book purposes. Iowa, MidAmerican Energy's largest jurisdiction for rate-regulated operations, requires immediate income recognition of such temporary differences.

Income tax expense decreased $700 million for 2009 compared to 2008. The effective tax rates were 20% and 35% for 2009 and 2008, respectively. The decrease in income tax expense and the effective tax rate were due to lower pre-tax income, income tax benefits recognized in 2009 totaling $55 million for a change in tax accounting method for repairs deductions and the related regulatory treatment in Iowa, which requires immediate income recognition of such temporary differences, additional production tax credits, lower United States income taxes on foreign earnings and the effects of ratemaking.

Equity Income

Equity income decreased $12 million for 2010 compared to 2009 due to lower equity earnings at CE Generation, LLC, primarily due to the expiration of a favorable power purchase contract in the second quarter of 2009 at the Saranac project.

Equity income increased $14 million for 2009 compared to 2008 due primarily to higher equity earnings at HomeServices related to refinance activity in its mortgage business. Equity income increased $5 million for 2008 compared to 2007 due primarily to the sale and write-off of an investment in a mortgage joint venture at HomeServices in 2007.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $41 million for 2010 compared to 2009 primarily due to the settlement of a noncontrolling interest dispute totaling $38 million.

Net income attributable to noncontrolling interests increased $10 million for 2009 compared to 2008 due mainly to higher earnings attributable to PacifiCorp's majority owned coal mining operations. Net income attributable to noncontrolling interests decreased $9 million for 2008 compared to 2007 due to additional expense in 2007 related to the minority ownership of the Casecnan project.

Liquidity and Capital Resources

Each of MEHC's direct and indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements, substantially all or most of the properties of each of MEHC's subsidiaries are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. It should not be assumed that the assets of any subsidiary will be available to satisfy MEHC's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof. The long-term debt of subsidiaries may include provisions that allow MEHC's subsidiaries to redeem it in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding the limitation of distributions from MEHC's subsidiaries.

As of December 31, 2010, the Company's total net liquidity was $6.214 billion. The components of total net liquidity are as follows (in millions):

				CE
			MidAmerican	Electric
	MEHC	PacifiCorp	Funding	UK(1)	Other	Total(2)

Cash and cash equivalents	$18	$31	$203	$9	$209	$470

Credit facilities	$585	$1,395	$654	$655	$50	$3,339
Less:
Short-term debt	(284)	(36)	—	—	—	(320)
Tax-exempt bond support, letters of credit
and EIB borrowings	(40)	(304)	(195)	(236)	—	(775)
Net credit facilities	$261	$1,055	$459	$419	$50	$2,244

Net liquidity before Berkshire
Equity Commitment	$279	$1,086	$662	$428	$259	$2,714
Berkshire Equity Commitment(3)	3,500					3,500
Total net liquidity	$3,779					$6,214
Unsecured revolving credit facilities:
Maturity date(4)	2013	2012, 2013	2011, 2013	2013	2013
Largest single bank commitment as a
% of total revolving credit facilities(5)	17%	15%	23%	33%	100%

(1)
In July 2010, Yorkshire closed on a £151 million finance contract with the European Investment Bank ("EIB") and issued £151 million of 4.13% notes due July 20, 2022. The net proceeds are being used to fund capital expenditures. Also in July 2010, Northern closed on a £119 million finance contract with the EIB. In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586%.

(2)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

(3)
In March 2006, MEHC and Berkshire Hathaway entered into the Berkshire Equity Commitment pursuant to which Berkshire Hathaway has agreed to purchase up to $3.5 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. In March 2010, MEHC and Berkshire Hathaway amended the Berkshire Equity Commitment extending the term from February 28, 2011 to February 28, 2014 and reducing the $3.5 billion to $2.0 billion effective March 1, 2011.

(4)	For further discussion regarding the Company's credit facilities, refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(5)	An inability of financial institutions to honor their commitments could adversely affect the Company's short-term liquidity and ability to meet long-term commitments.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in-service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in-service after September 8, 2010. As a result of the new laws, the Company's December 31, 2010 tax provision reflected bonus depreciation on qualifying assets placed in-service during 2010. Accordingly, the Company's receivable for income taxes increased to $396 million as of December 31, 2010.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2010 and 2009 were $2.759 billion and $3.572 billion, respectively. The decrease was mainly due to lower income tax receipts of $391 million due to the timing of bonus depreciation, changes in collateral posted for derivative contracts, $128 million of net cash flows in 2009 related to the Constellation Energy transaction, which is comprised of $536 million of proceeds received from the sale of Constellation Energy common stock and $408 million of income taxes paid on gains recognized on the termination of the Constellation Energy merger agreement in December 2008 and the sale of stock in 2009, higher contributions to pension and other postretirement benefit plans and rate case refunds paid in 2010 at Kern River.

Net cash flows from operating activities for 2009 and 2008 were $3.572 billion and $2.587 billion, respectively. Operating cash flows for 2009 include $128 million of net cash flows related to the Constellation Energy transaction, which is comprised of $536 million of proceeds received from the sale of Constellation Energy common stock and $408 million of income tax paid on gains recognized on the termination of the Constellation Energy merger agreement in December 2008 and the sale of stock in 2009. Operating cash flows for 2008 include a termination fee of $175 million received from Constellation Energy. The remaining increase in operating cash flows was due to higher income tax receipts, changes in collateral posted for derivative contracts of $201 million, lower customer refunds related to the Kern River rate case in 2008 of $179 million and working capital, partially offset by the impact from the foreign currency exchange rate. Income tax receipts were higher due primarily to lower pre-tax income, the increased tax deductions on capital projects and additional production tax credits.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2010 and 2009 were $(2.484) billion and $(2.669) billion, respectively. Capital expenditures decreased $820 million. In January 2009, the Company received $1 billion, plus accrued interest, in full satisfaction of the 14% Senior Notes from Constellation Energy. In July 2009, the Company purchased 225 million shares, representing approximately a 10% interest, of BYD common stock for $232 million. Additionally, the Company received proceeds from the sale of certain Australian hydrocarbon exploration and development assets in 2010 totaling $78 million and net proceeds from the sale of CE Gas (Australia) Limited in 2010 totaling $59 million, partially offset by higher investments in companies accounted for under the equity method.

Net cash flows from investing activities for the years ended December 31, 2009 and 2008 were $(2.669) billion and $(4.344) billion, respectively. In February 2008, the Company received proceeds from the maturity of a guaranteed investment contract of $393 million. In September 2008, the Company made a $1.0 billion investment in Constellation Energy's 8% preferred stock and acquired Chehalis Power Generation, LLC for $308 million. In December 2008, MEHC and Constellation Energy entered into a termination agreement, which resulted in, among other things, the conversion of the $1.0 billion investment in Constellation Energy's 8% preferred stock into $1.0 billion of 14% Senior Notes due from Constellation Energy, 19.9 million shares of Constellation Energy common stock and cash totaling $418 million. In January 2009, the Company received $1.0 billion, plus accrued interest, in full satisfaction of the 14% Senior Notes from Constellation Energy. In July 2009, the Company purchased 225 million shares, representing approximately a 10% interest, of BYD common stock for $232 million. Capital expenditures decreased $524 million due primarily to lower capital expenditures in 2009 associated with the construction of wind-powered generating facilities at MidAmerican Funding, partially offset by higher capital expenditures at PacifiCorp associated with wind-powered generating facilities, including payments for wind-powered facilities placed in-service in December 2008, and transmission system investment.

Capital Expenditures

Capital expenditures by reportable segment for the years ended December 31 are summarized as follows (in millions):

	2010	2009	2008
Capital expenditures(1):
PacifiCorp	$1,607	$2,328	$1,789
MidAmerican Funding	338	439	1,473
Northern Natural Gas	136	177	196
Kern River	157	73	24
CE Electric UK	349	387	440
Other	6	9	15
Total capital expenditures	$2,593	$3,413	$3,937

(1)	Excludes amounts for non-cash equity AFUDC.

The Company's capital expenditures relate primarily to the Utilities, which consisted mainly of the following for the years ended December 31:

2010:

•
Transmission system investments totaling $401 million, including construction costs for the first major segment of the Energy Gateway Transmission Expansion Program, a 135-mile, double circuit, 345-kilovolt transmission line between the Populus substation in southern Idaho and the Terminal substation near Salt Lake City, Utah, which was placed in-service in 2010.

•	Emissions control equipment totaling $399 million.

•
The development and construction of wind-powered generating facilities totaling $232 million. During 2010, PacifiCorp placed in service a 111 MW wind-powered generating facility, and MidAmerican Energy has begun contracting for the construction of 593 MW of wind-powered generating projects.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $913 million.

2009:

•	Transmission system investments totaling $764 million, including a major segment of the Energy Gateway Transmission Expansion Program at PacifiCorp.

•	The development and construction of wind-powered generating facilities totaling $438 million. During 2009, PacifiCorp placed in service 265 MW of wind-powered generating facilities.

•	Emissions control equipment totaling $364 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $1.201 billion.

2008:

•	The development and construction of wind-powered generating facilities totaling $1.630 billion.

•	Emissions control equipment totaling $277 million.

•	Transmission system investment totaling $274 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $1.081 billion.

Additionally, capital expenditures include costs related to Kern River's two expansion projects totaling $129 million. Kern River's 2010 Expansion project was placed in service in April 2010. The remaining amounts at the other platforms are for ongoing investments in distribution and other infrastructure needed to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2010 were $(234) million. Uses of cash totaled $614 million and consisted mainly of repayments of MEHC subordinated debt totaling $281 million, repayments of subsidiary debt totaling $192 million, net payments to noncontrolling interests totaling $80 million and net purchases of common stock totaling $56 million. Sources of cash totaled $380 million and consisted of proceeds from subsidiary debt totaling $231 million and net proceeds from short-term debt totaling $149 million.

Net cash flows from financing activities for the year ended December 31, 2009 were $(758) million. Uses of cash totaled $2.0 billion and consisted mainly of repayments of MEHC subordinated debt totaling $734 million, net repayments of short-term debt totaling $664 million, repayments of subsidiary debt totaling $444 million and net purchases of common stock of $123 million. Sources of cash totaled $1.242 billion and consisted mainly of proceeds from the issuance of subsidiary debt totaling $992 million and proceeds from the issuance of MEHC senior debt totaling $250 million.

Net cash flows from financing activities for the year ended December 31, 2008 were $866 million. Sources of cash totaled $3.872 billion and consisted mainly of proceeds from the issuance of MEHC senior and subordinated debt totaling $1.649 billion, proceeds from the issuance of subsidiary debt totaling $1.498 billion and the net proceeds from short-term debt totaling $725 million. Uses of cash totaled $3.006 billion and consisted mainly of repayments of MEHC senior and subordinated debt totaling $1.803 billion, repayments of subsidiary debt totaling $1.077 billion and a $99 million payment of hedging instruments related to the maturity of United States dollar denominated debt at CE Electric UK.

2011 Long-term Debt Transactions

In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586%.

2010 Long-term Debt Transactions and Agreements

In addition to the transactions discussed herein, MEHC and its subsidiaries made repayments on MEHC subordinated debt and subsidiary debt totaling $381 million during the year ended December 31, 2010.

•	In July 2010, MEHC called and repaid at par value $92 million of 6.25% CalEnergy Capital Trust II subordinated debt due in February 2012.

•
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

•
In September 2008, a wholly-owned subsidiary trust of MEHC issued $1.0 billion of 11% mandatory redeemable preferred securities to affiliates of Berkshire Hathaway due in August 2015 and MEHC issued $1.0 billion of 11% subordinated debt to the trust. The proceeds were used to purchase a $1.0 billion investment in Constellation Energy 8% Preferred Stock.

•
In July 2008, PacifiCorp issued $500 million of 5.65% first mortgage bonds due July 15, 2018 and $300 million of 6.35% first mortgage bonds due July 15, 2038. The net proceeds were used for general corporate purposes.

•
In July 2008, Northern Natural Gas issued $200 million of 5.75% senior notes due July 15, 2018. The net proceeds were used to repay at maturity its $150 million, 6.75% senior notes due September 15, 2008 and the remainder was used for general corporate purposes.

•
In July 2008, the Iowa Finance Authority issued $45 million of variable-rate tax-exempt bonds due July 1, 2038, the proceeds of which were loaned to MidAmerican Energy and are restricted for the payment of qualified environmental construction costs. Also on July 1, 2008, the Iowa Finance Authority issued $57 million of variable-rate tax-exempt bonds due May 1, 2023 to refinance $57 million of pollution control revenue refunding bonds issued on behalf of MidAmerican Energy in 1993. These variable-rate tax-exempt bonds are remarketed and the interest rates reset on a weekly basis.

•	In March 2008, MEHC issued $650 million of 5.75% senior notes due April 1, 2018. The net proceeds were used for general corporate purposes.

•
In March 2008, MidAmerican Energy issued $350 million of 5.3% senior notes due March 15, 2018. The proceeds were used by MidAmerican Energy to pay construction costs, including costs for its wind-powered generation projects in Iowa, repay short-term indebtedness and for general corporate purposes.

The Company may from time to time seek to acquire its outstanding debt securities through cash purchases in the open market, privately negotiated transactions or otherwise. Any debt securities repurchased by the Company may be reissued or resold by the Company from time to time and will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, the issuance of equity and other sources. These sources are expected to provide funds required for current operations, capital expenditures, acquisitions, investments, debt retirements and other capital requirements. The availability and terms under which each subsidiary has access to external financing depends on a variety of factors, including its credit rating, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general. Additionally, the Berkshire Equity Commitment can be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of any such drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock. In March 2010, MEHC and Berkshire Hathaway amended the Berkshire Equity Commitment extending the term from February 28, 2011 to February 28, 2014 and reducing the $3.5 billion to $2.0 billion effective March 1, 2011.

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

Forecasted capital expenditures for the years ended December 31 are as follows (in millions):

	2011	2012	2013
Forecasted capital expenditures(1):
Construction and other development projects	$1,301	$1,441	$1,842
Operating projects	1,749	1,665	1,559
Total	$3,050	$3,106	$3,401

(1)	Excludes amounts for non-cash equity AFUDC.

Construction and other development projects consist mainly of large scale projects at PacifiCorp, MidAmerican Energy and Kern River. The 2011 through 2013 forecasted capital expenditures include transmission projects associated with PacifiCorp's Energy Gateway Transmission Expansion Program totaling $1.0 billion, including the estimated remaining costs of $372 million for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The project is estimated to cost $440 million and is expected to be placed in service in 2013. Other segments associated with this program are expected to be placed in service through 2019, depending on siting, permitting and construction schedules.

PacifiCorp anticipates spending $887 million on additional generating facilities between 2011 and 2013, which includes the construction of the approximately 637-MW Lake Side II combined-cycle combustion turbine natural gas-fired generating facility adjacent to its existing Lake Side generating facility that is expected to be placed in service in 2014.

The Utilities anticipate spending $1.0 billion for emissions control equipment between 2011 and 2013, which includes equipment to meet anticipated water quality, air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of the Utilities coal-fired generating facilities.

MidAmerican Energy continues to evaluate additional cost-effective wind-powered generation. In December 2009, the IUB issued an Order approving, subject to conditions, a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate in conjunction with MidAmerican Energy's ratemaking principles application to construct up to 1,001 MW (nominal ratings) of additional wind-powered generation in Iowa through 2012. Wind-powered generation projects under this agreement are authorized to earn a 12.2% return on equity in any future Iowa rate proceeding.

MidAmerican Energy is constructing 593 MW of wind-powered generation that it expects to place in service in 2011. Total costs for these projects, excluding non-cash equity AFUDC, are estimated to be $1.0 billion, with the payment of approximately half of those costs deferred until late in 2013.

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

MidAmerican Energy is currently evaluating a number of transmission development projects within the MISO footprint in Iowa and Illinois. MidAmerican Energy has submitted to the MISO for its consideration several "Multi-Value Projects" totaling approximately $600 million in capital costs, for which it expects feedback by the end of 2011. If such projects are approved by the MISO, the bulk of the capital expenditures would occur in the 2015-2018 time frame. While MidAmerican Energy would be the developer of these projects, a significant portion of the revenue requirement associated with the investments would be shared with other MISO participants based on the MISO's cost allocation methodology. Additionally, other MISO participants have similar proposed transmission projects that are in various stages of consideration by the MISO, for which a portion of the revenue requirement would be allocated to MidAmerican Energy based on the MISO's cost allocation process. MidAmerican Energy cannot predict which, if any, of these projects will be approved and proceed with development.

Kern River anticipates spending $225 million on the Apex Expansion project during 2011.

Capital expenditures related to operating projects consist of routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Contractual Obligations
The Company has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes the Company's material contractual cash obligations as of December 31, 2010 (in millions):

	Payments Due By Periods
		2012-	2014-	2016 and
	2011	2013	2015	After	Total

MEHC senior debt	$—	$750	$250	$4,375	$5,375
MEHC subordinated debt	143	22	—	191	356
Subsidiary debt	1,143	1,478	1,070	10,066	13,757
Interest payments on long-term debt(1)	1,153	2,052	1,834	12,955	17,994
Short-term debt	320	—	—	—	320
Coal, electricity and natural gas contract commitments(1)	1,415	2,034	1,418	4,014	8,881
Construction obligations(1)	535	802	18	37	1,392
Operating leases and easements(1)	82	118	67	285	552
Maintenance, service and other commitments(1)	152	67	48	153	420
Total contractual cash obligations	$4,943	$7,323	$4,705	$32,076	$49,047

(1)	Not reflected on the Consolidated Balance Sheets.

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

Regulatory Matters

MEHC's regulated subsidiaries are subject to comprehensive regulation. In addition to the discussion contained herein regarding regulatory matters, refer to Item 1 of this Form 10-K for further discussion regarding the general regulatory framework at MEHC's regulated subsidiaries.

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

FERC

As a result of a 2007 multi-party settlement with the FERC regarding long-term shared usage, coordinated operation and maintenance, and planning of certain 500-kV transmission lines, PacifiCorp agreed to file a Federal Power Act Section 205 general rate change filing for its system-wide transmission service rates no later than June 1, 2011. PacifiCorp is in the process of preparing for this filing, which will occur no later than the agreed upon date.

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the ECAM to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. The UPSC separated the application into two phases to first address whether the mechanism is in the public interest, and then if it is found to be in the public interest, to determine the type of mechanism that should be implemented. The UPSC completed the phase one hearings in January 2010. In February 2010, the UPSC issued an order to proceed to the second phase, concluding that the public interest determination is dependent on evidence to be provided in phase two. In February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC requesting deferral of incremental renewable energy credit revenue in excess of the renewable energy credit value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and renewable energy credit revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In November 2010, a final hearing on the ECAM was held with the UPSC. A final decision as to whether all or any of the net power costs and renewable energy credit revenues in excess of the levels currently included in rates will be collected from or passed through to customers is under consideration by the UPSC. In December 2010, the UPSC approved a separate stipulation that provides a $3 million monthly credit to customers effective January 1, 2011 that will be applied toward the UPSC's final decision.

In February 2010, PacifiCorp filed an application with the UPSC requesting an increase of $34 million associated with two major construction projects that were completed and in service by June 2010. The application requested recovery in conjunction with a future rate change. In March 2010, PacifiCorp updated its application to reflect the cost of capital decisions from the February 2010 general rate case order, reducing the amount requested for recovery to $33 million. In May 2010, a multi-party stipulation was filed with the UPSC agreeing to recovery of $31 million. In June 2010, the stipulation was approved by the UPSC.

In August 2010, PacifiCorp filed an application with the UPSC requesting an increase of $39 million associated with two major construction projects expected to be complete and in service by December 2010. The application requested a 5% increase in rates effective January 2011 encompassing both the $39 million requested increase and the $31 million increase approved by the UPSC in June 2010. In December 2010, the UPSC approved a stipulation that provides for a $64 million increase that encompasses both the February 2010 and the August 2010 applications. The stipulation also provides for collection of a one-time $16 million surcharge for recovery of amounts related to the February 2010 application that were deferred during the period July 2010 to December 2010. The new rates were effective January 1, 2011.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. If approved by the UPSC, the rates will be effective September 2011.

Oregon

In February 2010, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $69 million to recover the anticipated net power costs forecasted for calendar year 2011. In July 2010, an all-party stipulation was filed with the OPUC agreeing to an increase of $58 million, or an average price increase of 6%. The OPUC approved the all-party stipulation in September 2010, subject to updates for anticipated net power costs through November 2010. PacifiCorp filed the scheduled updates to net power costs in July and November 2010. In December 2010, PacifiCorp filed a final update to net power costs, reflecting an increase of $60 million, or an average price increase of 6%. The OPUC approved the increase in December 2010 with an effective date of January 1, 2011.

In March 2010, PacifiCorp filed a general rate case with the OPUC requesting an increase of $131 million, or an average price increase of 13%. In July 2010, a multi-party stipulation was filed with the OPUC agreeing to an annual increase of $85 million, or an average price increase of 8%. The stipulation required PacifiCorp to file updated costs for the Populus to Terminal transmission line once the asset was placed in service. In December 2010, PacifiCorp filed the updated costs based on the November 2010 placed-in-service date and reduced the annual increase to $80 million, or an average price increase of 8%. In December 2010, the OPUC approved the stipulation. The new rates were effective January 1, 2011.

Wyoming

In October 2009, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $71 million with an effective date of August 1, 2010. Net power costs included in the general rate case filing reflected an increase in coal costs and the expiration of low cost long-term power purchase contracts. The application was based on a test period ending December 31, 2010. In March 2010, a multi-party stipulation was filed with the WPSC agreeing to an overall rate increase of $36 million, or an average price increase of 7%, to be implemented in two phases. In May 2010, the WPSC approved the settlement agreement. The first phase of the rate increase, consisting of a $26 million increase, became effective July 1, 2010 and the second phase, consisting of the remaining $10 million increase, was effective February 1, 2011.

In January 2010, PacifiCorp filed its annual PCAM application with the WPSC requesting recovery of $8 million in deferred net power costs. In March 2010, a multi-party stipulation was filed with the WPSC agreeing to reduce the requested recovery to $4 million. In May 2010, the WPSC approved the settlement agreement allowing for the change in the PCAM surcharge rate effective April 1, 2010.

In April 2010, PacifiCorp filed an application with the WPSC requesting approval of a new ECAM to replace the existing PCAM. The PCAM concluded with the final deferral of net power costs in November 2010 and collection through March 2012. In November 2010, the WPSC approved effective December 1, 2010, the deferral of net power costs incurred above or below base net power costs currently provided for in rates until the WPSC issues an order on PacifiCorp's application for the ECAM. In November 2010, the WPSC held hearings for the establishment and design of an ECAM. In February 2011, the WPSC issued an order approving an ECAM under which the forecast of net power costs will be established in general rate cases and included in the ECAM charges. In addition, 70% of any difference between actual and forecasted net power costs would be subject to the ECAM mechanism between general rate cases.

In February 2011, PacifiCorp filed its final PCAM application with the WPSC requesting recovery of $16 million in deferred net power costs. If approved by the WPSC, the rates will become effective in April 2011 and will result in an $11 million rate increase over the $5 million currently reflected in the tariff.

In November 2010, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $98 million, or an average price increase of 17%. If approved by the WPSC, the rates will be effective September 2011.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. If approved by the WUTC, the rates will be effective April 2011.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. The IPUC plans to issue its final order in February 2011.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. If approved by the IPUC, the new rates will be effective April 1, 2011.

California

In November 2009, PacifiCorp filed a general rate case with the CPUC requesting an annual increase of $8 million, or an average price increase of 10%. In June 2010, PacifiCorp filed an all-party settlement agreement with the CPUC that reflects an annual increase of $4 million, or an average price increase of 5%, and includes the establishment of revised depreciation rates on California distribution assets. In September 2010, the CPUC approved the settlement agreement with an effective date of January 1, 2011.

In August 2010, PacifiCorp filed an application with the CPUC to increase rates pursuant to the energy cost adjustment clause ("ECAC"). In the application, PacifiCorp requested a rate increase of $9 million, or an average price increase of 11%. In November 2010, the CPUC approved the ECAC with an effective date of January 1, 2011.

Northern Natural Gas

In November 2009, the FERC issued an order initiating a rate proceeding under Section 5 of the NGA for the purpose of investigating whether Northern Natural Gas' regulated rates are just and reasonable. In February 2010, Northern Natural Gas filed a cost and revenue study pursuant to the FERC's order that demonstrated no adjustment to Northern Natural Gas' regulated rates was warranted. In May 2010, a group of seven large customers filed a motion to terminate the proceeding provided Northern Natural Gas would not file to make new regulated rates effective prior to November 2011. The motion was supported or not opposed by customers representing 96% of the entitlement on Northern Natural Gas' system, as well as four state regulatory commissions and a consumer advocate intervenor. In May 2010, the FERC granted the motion to terminate the proceeding. Certain intervenors requested that the FERC rehear its granting of the motion. The FERC denied rehearing of the order in October 2010.

CE Electric UK

In December 2009, Northern Electric and Yorkshire Electricity accepted Ofgem's final proposal for the distribution price control review. The new price control formula commenced April 1, 2010 and is expected to apply through March 31, 2015.

As a result of these changes, excluding the effects of incentive schemes, it is expected the base allowed revenue of Northern Electric and Yorkshire Electricity will be permitted to increase by approximately 7.7% and 6.5%, respectively, plus inflation (as measured by the change in the United Kingdom's retail prices index) in each of the next five regulatory years that commenced April 1, 2010.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of the Company's forecasted environmental-related capital expenditures.

Clean Air Standards

The Clean Air Act is a federal law, administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"). SIPs, which are a collection of regulations, programs and policies to be followed, vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs, which most directly affect the Company's operations, are described below.

National Ambient Air Quality Standards

Under the authority of the Clean Air Act, the EPA sets minimum national ambient air quality standards for six principal pollutants, consisting of carbon monoxide, lead, nitrogen oxides, particulate matter, ozone and sulfur dioxide, considered harmful to public health and the environment. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area that are determined to contribute to the nonattainment are required to reduce emissions. Most air quality standards require measurement over a defined period of time to determine the average concentration of the pollutant present. Currently, air quality monitoring data indicates that all counties where MidAmerican Energy's major emission sources are located are in attainment of the current national ambient air quality standards.

In December 2009, the EPA designated the Utah counties of Davis and Salt Lake, as well as portions of Box Elder, Cache, Tooele, Utah and Weber counties, to be in nonattainment of the fine particulate matter standard. This designation has the potential to impact PacifiCorp's Little Mountain, Lake Side and Gadsby facilities, depending on the requirements to be established in the Utah SIP. The impact on the PacifiCorp facilities is not anticipated to be significant.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arises out of legal challenges claiming that the March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposes a standard between 60 and 70 parts per billion. The EPA has delayed issuance of the final ozone standards until July 2011.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. State attainment designations were required to be submitted to the EPA by January 1, 2011, and the EPA must finalize the designations by January 1, 2012.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas, with new monitors required to be in-service no later than January 2013. Attainment designations are due by June 2012, with SIPs due by 2014 and final attainment demonstrations by August 2017.

As new, more stringent standards are adopted, the number of counties designated as nonattainment areas is likely to increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could become more difficult in nonattainment areas. Until additional monitoring and modeling is conducted, the impacts on the Company cannot be determined.

Clean Air Mercury Rule

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fired generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. The EPA plans to propose a new rule that will require coal-fired generating facilities to reduce mercury emissions by utilizing a mandated "Maximum Achievable Control Technology" standard rather than a cap-and-trade system. In addition to regulating mercury under the new rule, the EPA may regulate other hazardous air pollutants. Under a consent decree, the EPA must issue a proposed rule to regulate mercury emissions by March 2011 and a final rule no later than November 2011. If adopted, the new rule will likely result in incremental costs to install and maintain mercury emissions control equipment at each of the Company's coal-fired generating facilities and would increase the cost of providing service to customers. Until the EPA issues the proposed and final rules, the impacts on the Company cannot be determined.

Clean Air Interstate Rule and Clean Air Transport Rule

The EPA promulgated the Clean Air Interstate Rule ("CAIR") in March 2005 to reduce emissions of nitrogen oxides and sulfur dioxide, precursors of ozone and particulate matter, from down-wind sources. The CAIR required states in the eastern United States, including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. The CAIR created separate trading programs for nitrogen oxides and sulfur dioxide emissions credits. The nitrogen oxides and sulfur dioxide emissions reductions were planned to be accomplished in two phases, in 2009-2010 and 2015.

In July 2008, a three-judge panel of the D.C. Circuit issued a unanimous decision vacating the CAIR. In December 2008, the D.C. Circuit issued an opinion remanding, without vacating, the CAIR back to the EPA to conduct proceedings to fix the flaws in CAIR consistent with the D.C. Circuit's July 2008 ruling.

In July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), a replacement of the CAIR, which requires electric generating units in 31 states and the District of Columbia to reduce emissions of nitrogen oxides and sulfur dioxide on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the ozone and fine particulate standards in downwind states. The emissions reductions required under the Transport Rule are intended only to resolve transported emissions and not to resolve air quality issues in the states where the generation is located. The Transport Rule's emissions reduction requirements are proposed to take place in two phases, with the first phase beginning in 2012 and the second phase beginning in 2014. By 2014, the Transport Rule and other state and EPA actions would reduce power plant nitrogen oxides emissions by 52% and sulfur dioxide emissions by 71% from 2005 levels in covered states. The EPA will administer separate trading programs for nitrogen oxides and sulfur dioxide under the Transport Rule and has identified three potential options for implementation. The EPA's preferred approach allows region-wide trading of annual nitrogen oxides allowances and limited trading of sulfur dioxide allowances. The second approach would allow trading of emissions allowances only between facilities within a state. The final approach would not allow any trading of allowances. Under this approach, each emitting facility would be required to meet plant-specific emissions rates. Facilities are required to comply with the CAIR until the Transport Rule is in effect.

PacifiCorp's generating facilities are not subject to the CAIR or the Transport Rule. MidAmerican Energy is currently required to comply with the CAIR until the Transport Rule is adopted. As a result, MidAmerican Energy has installed emissions controls at some of its generating facilities to comply with the CAIR and purchases nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The impact of the Transport Rule cannot be determined until the EPA issues its final rule, which is expected in 2011. It is possible that the existing CAIR or the proposed Transport Rule may be replaced with more stringent requirements to reduce nitrogen oxides and sulfur dioxide emissions and that these requirements could be extended to the western United States through regulation or legislation such as a multi-pollutant emissions reduction bill.

CalEnergy U.S.'s natural gas generating facilities in Texas, Illinois and New York are also subject to the CAIR until the Transport Rule is adopted. However, the provisions are not anticipated to have a material impact on the Company.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's and MidAmerican Energy's generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Iowa submitted its SIP to the EPA and suggested that the emissions reductions already made by MidAmerican Energy and additional reductions that will be made under the CAIR place the state in the position that no further reductions should be required. Wyoming issued best available retrofit technology permits to PacifiCorp on December 31, 2009, requiring PacifiCorp to implement emissions control projects that are consistent with the planned emissions reduction projects at PacifiCorp's Wyoming generating facilities. PacifiCorp appealed certain provisions of the Naughton and Jim Bridger generating facilities' permits, but the appeals were settled. Utah submitted its SIP and suggested that the emissions reduction projects planned by PacifiCorp are sufficient to meet its initial emissions reduction requirements. Utah is currently in the process of amending its SIP submittal, which will be open for public comment until March 2011. In January 2009, the EPA found that 37 states, including Wyoming, had failed to file a SIP that met some or all of the basic regional haze program requirements. Wyoming submitted its regional haze SIP to the EPA in January 2011. PacifiCorp believes that its planned emissions reduction projects will satisfy the regional haze requirements in Utah and Wyoming. It is possible that additional controls may be required after the respective SIPs have been submitted and approved by the EPA or that the timing of installation of planned controls could change.

New Source Review

Under existing New Source Review ("NSR") provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (a) beginning construction of a new major stationary source of a regulated pollutant or (b) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations require pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo an analysis to determine the best available control technology and evaluate the most effective emissions controls after consideration of a number of factors. Violations of NSR regulations, which may be alleged by the EPA, states, environmental groups and others, potentially subject a company to material fines and other sanctions and remedies, including installation of enhanced pollution controls and funding of supplemental environmental projects.

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting. Between 2001 and 2003, PacifiCorp and MidAmerican Energy responded to requests for information relating to their capital projects at their generating facilities. PacifiCorp has been engaged in periodic discussions with the EPA over several years regarding PacifiCorp's historical projects and their compliance with NSR and PSD provisions. Final resolution has not been achieved. PacifiCorp cannot predict the outcome of its discussions with the EPA at this time; however, PacifiCorp could be required to install additional emissions controls and incur additional costs and penalties in the event it is determined that PacifiCorp's historical projects did not meet all regulatory requirements. MidAmerican Energy currently has no outstanding data requests from the EPA.

Numerous changes have been proposed to the NSR rules and regulations over the last several years. In addition to the proposed changes, differing interpretations by the EPA and the courts, create risk and uncertainty for entities when seeking permits for new projects and installing emissions controls at existing facilities under NSR requirements. The Company monitors these changes and interpretations to ensure permitting activities are conducted in accordance with the applicable requirements.

Climate Change

The increased global attention to climate change has resulted in significant measures being proposed at the federal level to regulate GHG emissions. The United States Congress has considered, but has not adopted, comprehensive climate change legislation, which included a market-based cap-and-trade program that was intended to reduce GHG emissions 83% below 2005 levels by 2050.

In December 2009, the EPA published its findings that GHG threaten the public health and welfare and is pursuing regulation of GHG emissions under the Clean Air Act. Additionally, in May 2010, the EPA issued the greenhouse gas "tailoring rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the tailoring rule and are pending in the D.C. Circuit.

The Company supports the implementation of reasonable emissions caps, but opposes trading mechanisms that impose additional costs and do not result in decreased emissions. The Company also believes that any law or regulation should provide a reasonable transition period to allow the phase in of low-carbon generating technologies that will achieve sustainable and cost-effective GHG emissions reduction benefits.

While the debate continues at the federal and international level over the direction of climate change policy, several states have developed or are developing state-specific laws or regional initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

PacifiCorp voluntarily reports its GHG emissions to the California Climate Action Registry and The Climate Registry. In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG ("GHG Reporting") beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp, MidAmerican Energy and CalEnergy U.S. are subject to this requirement and will submit their first reports by March 31, 2011. Northern Natural Gas and Kern River will be required to report their combustion-related GHG emissions by March 31, 2011, and their GHG emissions from equipment leaks and venting by March 31, 2012.

The Company is committed to operating in an environmentally responsible manner. Examples of the Company's significant investments in programs and facilities that will mitigate its GHG emissions include:

•
MidAmerican Energy owns the largest and PacifiCorp owns the second largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. As of December 31, 2010, the Company owned 2,316 MW of wind-powered generating capacity at a total cost of $4.4 billion. MidAmerican Energy is constructing an additional 593 MW of wind-powered generation that it expects to place in service in 2011. Additionally, the Company has purchase power agreements with 801 MW of wind-powered generating capacity.

•	PacifiCorp owns 1,157 MW of hydroelectric generating capacity.

•
PacifiCorp's Energy Gateway Transmission Expansion Program represents a plan to build approximately 2,000 miles of new high-voltage transmission lines with an estimated cost exceeding $6 billion. The plan includes several transmission line segments that will: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area.

•	ETT has $1.3 billion of potential transmission investment in support of CREZ. CREZ is a transmission plan that advances the development of over 18,000 MW of new wind-powered generation in Texas.

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

The impact of pending federal, regional, state and international accords, legislation, regulation, or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting GHG emissions could have a material adverse impact on the Company, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fired generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact the Company include:

•
Additional costs may be incurred to purchase required emissions allowances under any market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;

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

•	Operating costs may be higher and unit outputs may be lower;

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a financial risk; and

•	The Company's natural gas pipeline operations, electric transmission and retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.

MEHC expects PacifiCorp, MidAmerican Energy, Northern Natural Gas and Kern River (the "Domestic Regulated Businesses") will be allowed to recover the prudently incurred costs to comply with climate change requirements.

The impact of events or conditions caused by climate change, whether from natural processes or human activities, could vary widely, from highly localized to worldwide, and the extent to which a utility's operations may be affected is uncertain. Climate change may cause physical and financial risk through, among other things, sea level rise, changes in precipitation and extreme weather events. Consumer demand for energy may increase or decrease, based on overall changes in weather and as customers promote lower energy consumption through the continued use of energy efficiency programs or other means. Availability of resources to generate electricity, such as water for hydroelectric production and cooling purposes, may also be impacted by climate change and could influence the Company's existing and future electricity generating portfolio. These issues may have a direct impact on the costs of electricity production and increase the price customers pay or their demand for electricity.

International Accords

Under the United Nations Framework Convention on Climate Change, adopted in 1992, members of the convention meet periodically to discuss international responses to climate change. To date, the United States has not made a binding reduction commitment as a result of these international discussions.

Federal Legislation

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009 ("Waxman-Markey bill"). In addition to a federal RPS, which would have required utilities to obtain a portion of their energy from certain qualifying renewable sources and energy efficiency measures, the bill required a reduction in GHG emissions beginning in 2012, with emissions reduction targets of 3% below 2005 levels by 2012; 17% below 2005 levels by 2020; 42% below 2005 levels by 2030; and 83% below 2005 levels by 2050 under a cap-and-trade program. Similar legislation was introduced in the Senate, but it did not pass.

Greenhouse Gas Tailoring Rule

The EPA finalized the GHG "tailoring rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources will also be subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. Several legal challenges have been filed to the EPA's final GHG tailoring rule in the D.C. Circuit. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Until the permitting authorities begin to implement the tailoring rule and determine what constitutes best available control technology for GHG, the impacts of the tailoring rule on the Company cannot be fully determined.

Regional and State Activities

Several states have developed state-specific laws or regional legislative initiatives to report or mitigate GHG emissions that are expected to impact PacifiCorp, MidAmerican Energy and other MEHC energy subsidiaries, including:

•
The Western Climate Initiative, a comprehensive regional effort to reduce GHG emissions by 15% below 2005 levels by 2020 through a cap-and-trade program that includes the electricity sector. The Western Climate Initiative includes the states of California, Montana, New Mexico, Oregon, Utah and Washington and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. The state and provincial partners have agreed to begin reporting GHG emissions in 2011 for emissions that occurred in 2010. The first phase of the cap-and-trade program is scheduled to begin on January 1, 2012.

•
An executive order signed by California's governor in June 2005 would reduce GHG emissions in that state to 2000 levels by 2010, to 1990 levels by 2020 and 80% below 1990 levels by 2050. The California Air Resources Board proposed regulations to adopt a GHG cap-and-trade program in October 2010; however, those regulations have not yet been finalized. In addition, California has adopted legislation that imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fired generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

•
Over the past several years, the states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electrical generating resources. Under the laws in all three states, the emissions performance standards provide that emissions must not exceed 1,100 lbs of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of 5 or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards.

•
The Washington and Oregon governors enacted legislation in May 2007 and August 2007, respectively, establishing goals for the reduction of GHG emissions in their respective states. Washington's goals seek to (a) reduce emissions to 1990 levels by 2020; (b) reduce emissions to 25% below 1990 levels by 2035; and (c) reduce emissions to 50% below 1990 levels by 2050, or 70% below Washington's forecasted emissions in 2050. Oregon's goals seek to (a) cease the growth of Oregon GHG emissions by 2010; (b) reduce GHG levels to 10% below 1990 levels by 2020; and (c) reduce GHG levels to at least 75% below 1990 levels by 2050. Each state's legislation also calls for state government to develop policy recommendations in the future to assist in the monitoring and achievement of these goals.

•
In Iowa, legislation enacted in 2007 required the Iowa Climate Change Advisory Council ("ICCAC"), a 23-member group appointed by the Iowa governor, to develop scenarios designed to reduce statewide GHG emissions, including one scenario that would reduce emissions by 50% by 2050, and submit its recommendations to the legislature. The ICCAC also developed a second scenario to reduce GHG emissions by 90% with reductions in both scenarios from 2005 emissions levels. In January 2009, the ICCAC presented to the Iowa governor and legislature several policy options to consider to achieve GHG emissions reductions, including enhanced energy efficiency programs and increased renewable generation. No legislation has yet been enacted that would require GHG emissions reductions.

•
In November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for GHG emissions. Current advisory group recommendations include the assessment of 2020 emissions reduction targets of 15%, 20% and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of electricity and natural gas through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter.

•
The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to reduce GHG emissions in ten Northeastern and Mid-Atlantic states, requires, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018.

Greenhouse Gas Litigation

The Company closely monitors ongoing environmental litigation. Many of the pending cases described below relate to lawsuits against industry that attempt to link GHG emissions to public or private harm. The Company believes the cases are without merit, despite recent decisions where United States Court of Appeals reversed district court rulings dismissing the cases in 2009. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. Nevertheless, an adverse ruling in any of these cases would likely result in increased regulation of GHG emitters, including the Company's generating facilities, and financial uncertainty.

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit.

In October 2009, a three-judge panel in the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants' GHG emissions contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to damage the plaintiff's private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. In March 2010, the full court of the Fifth Circuit agreed to rehear the case; however, in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum, resulting in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. The plaintiffs filed a petition asking the United States Supreme Court to direct the Fifth Circuit to reinstate the appeal and return it to the original panel. In January 2011, the United States Supreme Court denied the request, resulting in the original dismissal of the case to stand.

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiff's appealed the case to the Ninth Circuit Court of Appeals where briefing has been completed, but the case has not yet been scheduled for oral argument. On February 23, 2011, the Ninth Circuit Court of Appeals stayed the case, postponing the oral argument until at least June 15, 2011, to allow the United States Supreme Court to issue an opinion in Connecticut v. American Electric Power, et al.

Renewable Portfolio Standards

The RPS described below could significantly impact the Company's consolidated financial results. Resources that meet the qualifying electricity requirements under the RPS vary from state to state. Each state's RPS requires some form of compliance reporting, and the Company can be subject to penalties in the event of noncompliance.

In November 2006, Washington voters approved a ballot initiative establishing a RPS requirement for qualifying electric utilities, including PacifiCorp. The requirements are 3% of retail sales by January 1, 2012 through 2015, 9% of retail sales by January 1, 2016 through 2019 and 15% of retail sales by January 1, 2020. The WUTC has adopted final rules to implement the initiative.

In June 2007, the Oregon Renewable Energy Act ("OREA") was adopted, providing a comprehensive renewable energy policy for Oregon. Subject to certain exemptions and cost limitations established in the OREA, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, 20% in 2020 through 2024, and 25% in 2025 and subsequent years. As required by the OREA, the OPUC has approved an automatic adjustment clause to allow an electric utility, including PacifiCorp, to recover prudently incurred costs of its investments in renewable energy generating facilities and associated transmission costs.

California RPS requires electric utilities to increase their procurement of eligible renewable resources by at least 1% of their annual retail electricity sales per year so that 20% of their annual electricity sales are procured from eligible renewable resources by no later than December 31, 2010. PacifiCorp expects that it will meet this compliance target for which the underlying data is subject to verification by the California Energy Commission and review by the CPUC.

In September 2010, the California Air Resources Board unanimously adopted a Renewable Electricity Standard ("RES") pursuant to Executive Order S-21-09 issued in September 2009 under California's Global Warming Solutions Act to expand existing RPS targets to 33% by 2020 for most retail sellers of electricity in California, including PacifiCorp. Additional changes to the RES are anticipated, in part due to potential impacts of Senate Bill 23 that was introduced in the California Legislature in December 2010. PacifiCorp cannot predict the final outcome of the California legislation or how the RES or Senate Bill 23 may interact with the requirements of the California RPS.

In March 2008, Utah's governor signed Utah Senate Bill 202. Among other things, this law provides that, beginning in the year 2025, 20% of adjusted retail electric sales of all Utah utilities be supplied by renewable energy, if it is cost effective. Retail electric sales will be adjusted by deducting the amount of generation from sources that produce zero or reduced carbon emissions, and for sales avoided as a result of energy efficiency and DSM programs. Qualifying renewable energy sources can be located anywhere in the WECC areas, and renewable energy credits can be used.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electric generating facilities that take in more than 50 million gallons of water per day. These rules are aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion. Compliance and the potential costs of compliance, therefore, cannot be ascertained until such time as the Second Circuit takes action or further action is taken by the EPA. Currently, PacifiCorp's Dave Johnston Plant and all of MidAmerican Energy's coal-fired generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, exceed the 50 million gallons of water per day intake threshold. In the event that PacifiCorp's or MidAmerican Energy's existing intake structures require modification or alternative technology required by new rules, expenditures to comply with these requirements could be significant. The Company believes that it currently has, or has initiated the process to receive, all required water quality permits.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and six landfills that contain coal combustion byproducts. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at the Company's coal-fired generating facilities. The public comment period closed in November 2010; however, the substance and timing of the final rule is not known. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time.

Other

Other laws, regulations and agencies to which the Company is subject to include, but are not limited to:

•
The federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws may require any current or former owners or operators of a disposal site, as well as transporters or generators of hazardous substances sent to such disposal site, to share in environmental remediation costs.

•
The Nuclear Waste Policy Act of 1982, under which the United States Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding nuclear decommissioning obligations.

•
The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of mining activities.

•
The FERC oversees the relicensing of existing hydroelectric systems and is also responsible for the oversight and issuance of licenses for new construction of hydroelectric systems, dam safety inspections and environmental monitoring. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the relicensing of certain of PacifiCorp's existing hydroelectric facilities.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2010, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of December 31, 2010, the Company would have been required to post $575 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

The Company is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these regulations for commercial end-users that use derivatives to hedge and manage the commercial risk of their businesses. Although the Company generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on the Company's consolidated financial results cannot be determined at this time.

Inflation

Historically, overall inflation and changing prices in the economies where MEHC's subsidiaries operate have not had a significant impact on the Company's consolidated financial results. In the United States, MEHC's regulated subsidiaries operate under cost-of-service based rate structures administered by various state commissions and the FERC. Under these rate structures, MEHC's regulated subsidiaries are allowed to include prudent costs in their rates, including the impact of inflation. The price control formula used by the United Kingdom distribution companies incorporates the rate of inflation in determining their rates. MEHC's subsidiaries attempt to minimize the potential impact of inflation on their operations by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs and long-term debt issuances. There can be no assurance that such actions will be successful.

Off-Balance Sheet Arrangements

The Company has certain investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, an amount is recorded on the Company's Consolidated Balance Sheets as an equity investment and is increased or decreased for the Company's pro-rata share of earnings or losses, respectively, less any dividends from such investments.

As of December 31, 2010, the Company's investments that are accounted for under the equity method had short- and long-term debt of $775 million, unused revolving credit facilities of $159 million and letters of credit outstanding of $67 million. As of December 31, 2010, the Company's pro-rata share of such short- and long-term debt was $388 million, unused revolving credit facilities was $80 million and outstanding letters of credit was $33 million. The entire amount of the Company's pro-rata share of the outstanding short- and long-term debt and unused revolving credit facilities is non-recourse to the Company. $29 million of the Company's pro-rata share of the outstanding letters of credit is recourse to the Company. Although the Company is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by the Company's methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with the Company's Summary of Significant Accounting Policies included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Accounting for the Effects of Certain Types of Regulation

The Domestic Regulated Businesses prepare their financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Domestic Regulated Businesses are required to defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates.

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition which could limit the Domestic Regulated Businesses' ability to recover their costs. Based upon this continuous evaluation, the Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income. Total regulatory assets were $2.497 billion and total regulatory liabilities were $1.664 billion as of December 31, 2010. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Domestic Regulated Businesses' regulatory assets and liabilities.

Derivatives

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity and natural gas commodity price risk through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, commercial paper and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. Each of the Company's business platforms has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. The Company employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities; interest rate risk; and foreign currency exchange rate risk. The Company does not hedge all of its commodity price, interest rate and foreign currency exchange rate risks, thereby exposing the unhedged portion to changes in market prices. Refer to Notes 6 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contracts. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on significant unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical, since any changes in assumptions could have a significant impact on the estimated fair value of the contracts.

Classification and Recognition Methodology

Almost all of the Company's derivative contracts are probable of inclusion in the rates of its rate-regulated subsidiaries or are accounted for as cash flow hedges. Therefore, changes in the estimated fair value of derivative contracts are generally recorded as net regulatory assets or liabilities or accumulated other comprehensive income (loss) ("AOCI"). Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2010, the Company had $564 million recorded as net regulatory assets and $37 million recorded as AOCI, before tax, related to derivative contracts on the Consolidated Balance Sheets. If it becomes no longer probable that a derivative contract will be included in regulated rates, the regulatory asset or liability will be written off and recognized in earnings. For the Company's derivative contracts designated as hedging contracts, the Company discontinues hedge accounting prospectively when it has determined that a derivative contract no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative contract no longer qualifies as an effective hedge, future changes in the estimated fair value of the derivative contract are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the contract settles and the hedged item is recognized in earnings, unless it becomes probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI will be immediately recognized in earnings.

Impairment of Long-Lived Assets and Goodwill

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from use of the asset. For regulated assets, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable. Substantially all property, plant and equipment was used in regulated businesses as of December 31, 2010. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from significant changes in the regulatory environment, the business climate, management's plans, legal factors, market price of the asset, the use of the asset or the physical condition of the asset, future market prices, load growth, competition and many other factors over the life of the asset. Any resulting impairment loss is highly dependent on the underlying assumptions and could significantly affect the Company's results of operations.

The Company's Consolidated Balance Sheet as of December 31, 2010 includes goodwill of acquired businesses of $5.025 billion. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2010. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. Refer to Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's goodwill.

Pension and Other Postretirement Benefits

The Company sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. The Company recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2010, the Company recognized a net liability totaling $655 million for the under-funded status of the Company's defined benefit pension and other postretirement benefit plans. As of December 31, 2010, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets and AOCI totaled $589 million and $633 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The Company believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior experience and current market conditions. Refer to Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about the Company's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2010.

The Company chooses a discount rate based upon high quality fixed-income investment yields in effect as of the measurement date that corresponds to the expected benefit period. The pension and other postretirement benefit liabilities, as well as expenses, increase as the discount rate is reduced.

In establishing its assumption as to the expected long-term rate of return on plan assets, the Company utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets. Pension and other postretirement benefits expense increases as the expected long-term rate of return on plan assets decreases. The Company regularly reviews its actual asset allocations and rebalances its investments to its targeted allocations when considered appropriate.

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

The actuarial assumptions used may differ materially from period to period due to changing market and economic conditions. These differences may result in a significant impact to pension and other postretirement benefits expense and the funded status. If changes were to occur for the following assumptions, the approximate effect on the Consolidated Financial Statements would be as follows (in millions):

	Domestic Plans
			Other Postretirement		United Kingdom
	Pension Plans		Benefit Plans		Pension Plan
	+0.5%	-0.5%	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2010
Benefit Obligations:
Discount rate	$(94)	$102	$(41)	$46	$(125)	$140

Effect on 2010 Periodic Cost:
Discount rate	$(6)	$5	$(2)	$2	$(11)	$11
Expected rate of return on plan assets	(8)	8	(3)	3	(8)	8

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and the plan funding practices of the Company. Federal laws may require the Company to increase future contributions to its domestic pension plans, and there may be more volatility in annual contributions than historically experienced, which could have a material impact on consolidated financial results.

Income Taxes

In determining the Company's income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory jurisdictions. The Company's income tax returns are subject to continuous examinations by federal, state, local and foreign tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements from each tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign tax examinations is uncertain, the Company believes it has made adequate provisions for these tax positions. The aggregate amount of any additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on the Company's consolidated financial results. Refer to Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's income taxes.

The Utilities are required to pass income tax benefits related to certain property-related basis differences and other various differences on to their customers in certain state jurisdictions. These amounts were recognized as a net regulatory asset totaling $917 million as of December 31, 2010 and will be included in regulated rates when the temporary differences reverse. Management believes the existing net regulatory assets are probable of inclusion in regulated rates. If it becomes no longer probable that these costs will be included in regulated rates, the related regulatory asset will be charged to net income.

The Company has not provided United States federal deferred income taxes on its currency translation adjustment or the cumulative earnings of international subsidiaries that have been determined by management to be reinvested indefinitely. The cumulative earnings related to ongoing operations determined to be reinvested indefinitely were approximately $1.578 billion as of December 31, 2010. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of international subsidiaries when the Company plans to remit those earnings. The Company periodically evaluates its cash requirements in the United States and abroad and evaluates its short- and long-term operational and fiscal objectives in determining whether the earnings of its foreign subsidiaries are indefinitely invested outside the United States or will be remitted to the United States within the foreseeable future.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $452 million as of December 31, 2010. Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters, fixed reservation charges based on contractual quantities and rates or, in the case of the United Kingdom distribution businesses, when information is received from the national settlement system. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns compared to normal, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings. Historically, any differences between the actual and estimated amounts have been immaterial.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. The Company's significant market risks are primarily associated with commodity prices, interest rates, equity prices, foreign currency exchange rates and the extension of credit to counterparties with which the Company transacts. The following sections address the significant market risks associated with the Company's business activities. Each of the Company's business platforms has established guidelines for credit risk management. Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's contracts accounted for as derivatives.

Commodity Price Risk

The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. The Company does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, the Company uses commodity contracts, which may be accounted for as derivatives, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. The Company's exposure to commodity price risk is generally limited by its ability to include the costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates.

The table that follows summarizes the Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $141 million and $49 million as of December 31, 2010 and 2009, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2010:
Not designated as hedging contracts	$(565)	$(537)	$(593)
Designated as hedging contracts	(48)	(9)	(87)
Total commodity derivative contracts	$(613)	$(546)	$(680)

As of December 31, 2009:
Not designated as hedging contracts	$(352)	$(359)	$(345)
Designated as hedging contracts	(86)	(39)	(133)
Total commodity derivative contracts	$(438)	$(398)	$(478)

The majority of the Company's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. As of December 31, 2010 and 2009, a net regulatory asset of $564 million and $353 million, respectively, was recorded related to the net derivative liability of $565 million and $352 million, respectively. For the Company's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose the Company to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the Company's fixed-rate long-term debt does not expose the Company to the risk of loss due to changes in market interest rates and because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate the Company's exposure to interest rate risk. The nature and amount of the Company's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 6, 9, 10, 11 and 12 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of the Company's short- and long-term debt.

As of December 31, 2010 and 2009, the Company had short- and long-term variable-rate obligations totaling $1.170 billion and $1.088 billion, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to the Company's variable-rate debt as of December 31, 2010 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2010 and 2009.

Equity Price Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.

As of December 31, 2010 and 2009, the Company's investment in BYD common stock represented approximately 84% and 89%, respectively, of the total fair value of the Company's equity securities. The Company's remaining equity securities are primarily related to certain trust funds in which realized and unrealized gains and losses are recorded as net regulatory assets or liabilities since the Company expects to recover costs for these activities through regulated rates. The following table summarizes our investment in BYD as of December 31, 2010 and 2009 and the effects of a hypothetical 30% increase and a 30% decrease in market price as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

			Estimated	Hypothetical
		Hypothetical	Fair Value after	Percentage Increase
	Fair	Price	Hypothetical	(Decrease) in MEHC
	Value	Change	Change in Prices	Shareholders' Equity

As of December 31, 2010	$1,182	30% increase	$1,537	2%
		30% decrease	827	(2)

As of December 31, 2009	$1,986	30% increase	$2,582	3%
		30% decrease	1,390	(3)

Foreign Currency Exchange Rate Risk

MEHC's business operations and investments outside of the United States increase its risk related to fluctuations in foreign currency exchange rates primarily in relation to the British pound. MEHC's reporting currency is the United States dollar, and the value of the assets and liabilities, earnings, cash flows and potential distributions from MEHC's foreign operations changes with the fluctuations of the currency in which they transact.

CE Electric UK's functional currency is the British pound. At December 31, 2010, a 10% devaluation in the British pound to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $233 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for CE Electric UK of $28 million in 2010.

Credit Risk

Domestic Regulated Operations

The Utilities extend unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

The Utilities analyze the financial condition of each significant wholesale counterparty before entering into any transactions, establish limits on the amount of unsecured credit to be extended to each counterparty and evaluate the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, the Utilities enter into netting and collateral arrangements that may include margining and cross-product netting agreements and obtain third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed interest fees for delayed payments. If required, the Utilities exercise rights under these arrangements, including calling on the counterparties' credit support arrangement.

As of December 31, 2010, PacifiCorp's aggregate direct credit exposure from wholesale activities totaled $573 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2010, $420 million, or 73%, of PacifiCorp's direct credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2010, $5 million, or 1%, of such credit exposure was with counterparties having externally rated "non-investment grade" credit ratings, while $148 million, or 26%, was with counterparties having financial characteristics deemed equivalent to "non-investment grade" by PacifiCorp based on internal review. As of December 31, 2010, four counterparties comprised $365 million, or 64%, of the aggregate credit exposure. Three counterparties, which comprise $267 million, are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2010. The other counterparty has a non-investment grade credit rating based on internal review as of December 31, 2010.

During 2010, approximately 84% of MidAmerican Energy's electric wholesale sales revenues resulted from participation in RTOs, including the MISO and the PJM. MidAmerican Energy has potential indirect credit exposure to other market participants in these RTO markets. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2010, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Northern Natural Gas' primary customers include regulated local distribution companies in the upper Midwest. Kern River's primary customers are major oil and gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and natural gas distribution utilities which provide services in Utah, Nevada and California. As a general policy, collateral is not required for receivables from creditworthy customers. Customers' financial condition and creditworthiness are regularly evaluated, and historical losses have been minimal. In order to provide protection against credit risk, and as permitted by the separate terms of each of Northern Natural Gas' and Kern River's tariffs, the companies have required customers that lack creditworthiness, as defined by the tariffs, to provide cash deposits, letters of credit or other security until their creditworthiness improves.

CE Electric UK

Northern Electric and Yorkshire Electricity charge fees for the use of their electrical infrastructure to supply companies and generators connected to their networks. The supply companies, which purchase electricity from generators and traders and sell the electricity to end-use customers, use Northern Electric's and Yorkshire Electricity's distribution networks pursuant to the multilateral "Distribution Connection and Use of System Agreement." Northern Electric's and Yorkshire Electricity's customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC accounting for approximately 30% of distribution revenue in 2010. Ofgem has determined a framework which sets credit limits for each supply business based on its credit rating or payment history and requires them to provide credit cover if their value at risk (measured as being equivalent to 45 days usage) exceeds the credit limit. Acceptable credit typically is provided in the form of a parent company guarantee, letter of credit or an escrow account. Ofgem has indicated that, provided Northern Electric and Yorkshire Electricity have implemented credit control, billing and collection in line with best practice guidelines and can demonstrate compliance with the guidelines or are able to satisfactorily explain departure from the guidelines, any bad debt losses arising from supplier default will be recovered through an increase in future allowed income. Losses incurred to date have not been material.

CalEnergy Philippines

NIA's obligations under the Casecnan project agreement is CE Casecnan's sole source of operating revenue. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations under the project agreement and any material failure of the ROP to fulfill its obligation under the performance undertaking would significantly impair the ability to meet existing and future obligations. Total operating revenue for the Casecnan project was $105 million for the year ended December 31, 2010. The Casecnan project agreement expires in December 2021.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

Des Moines, Iowa
February 28, 2011

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Amounts in millions)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$470	$429
Trade receivables, net	1,225	1,308
Income taxes receivable	396	88
Inventories	585	591
Derivative contracts	131	136
Investments and restricted cash and investments	44	83
Other current assets	437	458
Total current assets	3,288	3,093

Property, plant and equipment, net	31,899	30,936
Goodwill	5,025	5,078
Investments and restricted cash and investments	1,881	2,702
Regulatory assets	2,497	2,093
Derivative contracts	13	52
Other assets	1,065	730

Total assets	$45,668	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2010	2009
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$827	$918
Accrued interest	341	344
Accrued property, income and other taxes	287	277
Derivative contracts	158	123
Short-term debt	320	179
Current portion of long-term debt	1,286	379
Other current liabilities	583	683
Total current liabilities	3,802	2,903

Regulatory liabilities	1,664	1,603
Derivative contracts	458	458
MEHC senior debt	5,371	5,371
MEHC subordinated debt	172	402
Subsidiary debt	12,662	13,600
Deferred income taxes	6,298	5,604
Other long-term liabilities	1,833	1,900
Total liabilities	32,260	31,841

Commitments and contingencies (Note 16)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,427	5,453
Retained earnings	7,979	6,788
Accumulated other comprehensive (loss) income, net	(174)	335
Total MEHC shareholders' equity	13,232	12,576
Noncontrolling interests	176	267
Total equity	13,408	12,843

Total liabilities and equity	$45,668	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
Energy	$10,107	$10,167	$11,535
Real estate	1,020	1,037	1,133
Total operating revenue	11,127	11,204	12,668

Operating costs and expenses:
Energy:
Cost of sales	3,890	3,904	5,170
Operating expense	2,470	2,571	2,369
Depreciation and amortization	1,262	1,238	1,110
Real estate	1,003	1,026	1,191
Total operating costs and expenses	8,625	8,739	9,840

Operating income	2,502	2,465	2,828

Other income (expense):
Interest expense	(1,225)	(1,275)	(1,333)
Capitalized interest	54	41	54
Interest and dividend income	24	38	75
Other, net	110	146	1,188
Total other income (expense)	(1,037)	(1,050)	(16)

Income before income tax expense and equity income	1,465	1,415	2,812
Income tax expense	198	282	982
Equity income	43	55	41
Net income	1,310	1,188	1,871
Net income attributable to noncontrolling interests	72	31	21
Net income attributable to MEHC	$1,238	$1,157	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,310	$1,188	$1,871
Adjustments to reconcile net income to net cash flows from operating activities:
(Gain) loss on other items, net	(39)	11	(918)
Depreciation and amortization	1,276	1,256	1,129
Stock-based compensation	—	123	—
Changes in regulatory assets and liabilities	20	23	(23)
Provision for deferred income taxes	854	864	766
Other, net	(55)	(45)	(34)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(44)	17	(58)
Derivative collateral, net	(96)	81	(120)
Trading securities	—	499	(41)
Contributions to pension and other postretirement benefit plans, net	(139)	(82)	(98)
Accounts payable and other liabilities	(328)	(363)	113
Net cash flows from operating activities	2,759	3,572	2,587

Cash flows from investing activities:
Capital expenditures	(2,593)	(3,413)	(3,937)
Acquisitions, net of cash acquired	—	—	(308)
Purchases of available-for-sale securities	(106)	(499)	(203)
Proceeds from sales of available-for-sale securities	100	256	216
Proceeds from maturity of guaranteed investment contracts	—	—	393
Proceeds from conversion of Constellation Energy 8% preferred stock	—	—	418
Purchase of Constellation Energy 8% preferred stock	—	—	(1,000)
Proceeds from Constellation Energy 14% note	—	1,000	—
Proceeds from sale of assets and business, net	146	13	93
Decrease (increase) in restricted cash	38	1	(21)
Other, net	(69)	(27)	5
Net cash flows from investing activities	(2,484)	(2,669)	(4,344)

Cash flows from financing activities:
Proceeds from MEHC senior and subordinated debt	—	250	1,649
Repayments of MEHC senior and subordinated debt	(281)	(734)	(1,803)
Proceeds from subsidiary debt	231	992	1,498
Repayments of subsidiary debt	(192)	(444)	(1,077)
Net proceeds from (repayments of) short-term debt	149	(664)	725
Net payment of hedging instruments	—	—	(99)
Net purchases of common stock	(56)	(123)	—
Net payments to noncontrolling interests	(80)	(19)	(10)
Other, net	(5)	(16)	(17)
Net cash flows from financing activities	(234)	(758)	866

Effect of exchange rate changes	—	4	(7)

Net change in cash and cash equivalents	41	149	(898)
Cash and cash equivalents at beginning of period	429	280	1,178
Cash and cash equivalents at end of period	$470	$429	$280

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	Income (Loss),	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Net	Interests	Equity

Balance, January 1, 2008	75	$—	$5,454	$3,782	$90	$256	$9,582
Net income	—	—	—	1,850	—	21	1,871
Other comprehensive loss	—	—	—	—	(969)	—	(969)
Contributions	—	—	—	—	—	45	45
Distributions	—	—	—	—	—	(52)	(52)
Other equity transactions	—	—	1	(1)	—	—	—
Balance, December 31, 2008	75	—	5,455	5,631	(879)	270	10,477
Net income	—	—	—	1,157	—	31	1,188
Other comprehensive income	—	—	—	—	1,214	—	1,214
Stock-based compensation	—	—	123	—	—	—	123
Exercise of common stock options	1	—	25	—	—	—	25
Common stock purchases	(1)	—	(148)	—	—	—	(148)
Contributions	—	—	—	—	—	28	28
Distributions	—	—	—	—	—	(73)	(73)
Other equity transactions	—	—	(2)	—	—	11	9
Balance, December 31, 2009	75	—	5,453	6,788	335	267	12,843
Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	1,238	—	72	1,310
Other comprehensive loss	—	—	—	—	(509)	—	(509)
Common stock purchases	—	—	(9)	(47)	—	—	(56)
Purchase of noncontrolling interest	—	—	(13)	—	—	(44)	(57)
Distributions	—	—	—	—	—	(34)	(34)
Other equity transactions	—	—	(4)	—	—	(1)	(5)
Balance, December 31, 2010	75	$—	$5,427	$7,979	$(174)	$176	$13,408

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2010	2009	2008

Net income	$1,310	$1,188	$1,871

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of
$29, $(45) and $(28)	54	(114)	(72)
Foreign currency translation adjustment	(106)	255	(802)
Fair value adjustment on cash flow hedges, net of tax of
$15, $3 and $(41)	23	7	(64)
Unrealized (losses) gains on marketable securities, net of tax of
$(318), $709 and $(20)	(480)	1,066	(31)
Total other comprehensive (loss) income, net of tax	(509)	1,214	(969)

Comprehensive income	801	2,402	902
Comprehensive income attributable to noncontrolling interests	72	31	21
Comprehensive income attributable to MEHC	$729	$2,371	$881

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

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MEHC and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. The Consolidated Statements of Operations include the revenue and expenses of any acquired entities from the date of acquisition. Intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; effects of regulation; long-lived asset recovery; goodwill impairment; accounting for contingencies, including environmental and regulatory matters; income taxes; asset retirement obligations ("AROs"); and certain assumptions made in accounting for pension and other postretirement benefits. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

PacifiCorp, MidAmerican Energy, Northern Natural Gas and Kern River (the "Domestic Regulated Businesses") prepare their financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Domestic Regulated Businesses are required to defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates.

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition which could limit the Domestic Regulated Businesses' ability to recover their costs. Based upon this continuous evaluation, the Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels and is subject to change in the future. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income.

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered when determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in United States Treasury Bills, money market funds and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in investments and restricted cash and investments on the Consolidated Balance Sheets.

Investments

The Company's management determines the appropriate classifications of investments in debt and equity securities at the acquisition date and reevaluates the classifications at each balance sheet date. Investments and restricted cash and investments that management does not intend to use in current operations are presented as noncurrent on the Consolidated Balance Sheets.

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Realized and unrealized gains and losses on certain trust funds related to the decommissioning of nuclear generation assets are recorded as net regulatory assets or liabilities since the Company expects to recover costs for these activities through regulated rates. Trading securities are carried at fair value with changes in fair value recognized in earnings. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

If in management's judgment a decline in the fair value of an available-for-sale or held-to-maturity investment below cost is other than temporary, the cost of the investment is written down to fair value. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer; the length of time that fair value has been less than cost; the relative amount of the decline; and the Company's ability and intent to hold the investment until the fair value recovers. Impairment losses on equity securities are charged to earnings. With respect to an investment in a debt security, any resulting impairment loss is recognized in earnings if the Company intends to sell or expects to be required to sell the debt security before amortized cost is recovered. If the Company does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss) ("OCI"). For regulated investments, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable.

The Company utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by the Company's proportionate share of the net earnings or losses and OCI of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment.

Allowance for Doubtful Accounts

Trade receivables are stated at the outstanding principal amount, net of estimated allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2010 and 2009, the allowance for doubtful accounts totaled $27 million and $25 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets.

Derivatives

The Company employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities; interest rate risk; and foreign currency exchange rate risk. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect offsetting permitted under master netting arrangements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in other current assets on the Consolidated Balance Sheets.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases and normal sales. Normal purchases or normal sales contracts are not marked-to-market and settled amounts are recognized as operating revenue or cost of sales on the Consolidated Statements of Operations.

For the Company's derivatives designated as hedging contracts, the Company formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. The Company formally documents hedging activity by transaction type and risk management strategy.

Changes in the estimated fair value of a derivative contract designated and qualified as a cash flow hedge, to the extent effective, are included on the Consolidated Statements of Changes in Equity as AOCI, net of tax, until the contract settles and the hedged item is recognized in earnings. The Company discontinues hedge accounting prospectively when it has determined that a derivative contract no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative contract no longer qualifies as an effective hedge, future changes in the estimated fair value of the derivative contract are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the contract settles and the hedged item is recognized in earnings, unless it becomes probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI will be immediately recognized in earnings.

For the Company's derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, changes in the fair value of a derivative contract that are probable of inclusion in regulated rates are recorded as net regulatory assets and liabilities. For a derivative contract not probable of inclusion in regulated rates and not designated as a hedging contract, changes in the fair value are recognized in earnings.

Inventories

Inventories consist mainly of materials and supplies totaling $306 million and $311 million as of December 31, 2010 and 2009, respectively, and fuel, which includes coal stocks, stored gas and fuel oil, totaling $279 million and $280 million as of December 31, 2010 and 2009, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined primarily using the average cost method. The cost of stored gas is determined using either the last-in-first-out ("LIFO") method or the lower of average cost or market. With respect to inventories carried at LIFO cost, the replacement cost would be $38 million and $48 million higher as of December 31, 2010 and 2009, respectively.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. The Company capitalizes all construction related material, direct labor and contract services, as well as indirect construction costs, which include capitalized interest and equity allowance for funds used during construction ("AFUDC"). The cost of major additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant is reduced for amounts associated with electric returns on equity exceeding threshold levels.

Depreciation and amortization are generally computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by the Company's various regulatory authorities. Depreciation studies are completed by the Domestic Regulated Businesses to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by some of the various regulatory authorities. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as either a cost of removal regulatory liability or an ARO liability on the Consolidated Balance Sheets, depending on whether the obligation meets the requirements of an ARO. As actual removal costs are incurred, the associated liability is reduced.

Generally when the Company retires or sells a component of domestic regulated property, plant and equipment, it charges the original cost and any net proceeds from the disposition to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings.

The Domestic Regulated Businesses capitalize debt and equity AFUDC, which represents the estimated costs of debt and equity funds necessary to finance the construction of domestic regulated facilities, as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the FERC. After construction is completed, the Company is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

Asset Retirement Obligations

The Company recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. The Company's AROs are primarily related to decommissioning nuclear generation assets and obligations associated with its facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

Impairment

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from use of the asset. The impacts of regulation are considered when evaluating the carrying value of regulated assets. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples; and an appropriate discount rate. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2010, 2009 and 2008, the Company did not record any goodwill impairment.

The Company records goodwill adjustments for (a) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill and (b) changes to the purchase price allocation prior to the end of the allocation period, which is not to exceed one year from the acquisition date.

Revenue Recognition

Energy Businesses

Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes unbilled, as well as billed, amounts. As of December 31, 2010 and 2009, unbilled revenue was $452 million and $441 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets. Rates charged by energy businesses are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Real Estate Commission Revenue and Related Fees

Commission revenue from real estate brokerage transactions and related amounts due to agents are recognized when a real estate transaction is closed. Title fee revenue from real estate transactions and related amounts due to the title insurer are recognized at closing.

Unamortized Debt Premiums, Discounts and Financing Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing using the effective interest method.

Foreign Currency

The accounts of foreign-based subsidiaries are measured in most instances using the local currency of the subsidiary as the functional currency. Revenue and expenses of these businesses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in equity as a component of AOCI. Gains or losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in earnings.

Income Taxes

Berkshire Hathaway includes the Company in its United States federal income tax return. Consistent with established regulatory practice, the Company's provision for income taxes has been computed on a stand-alone basis.

Deferred tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that PacifiCorp and MidAmerican Energy (the "Utilities") are required to pass on to their customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability. These amounts were recognized as a net regulatory asset totaling $917 million and $737 million as of December 31, 2010 and 2009, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances are established for certain deferred tax assets where realization is not likely. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

The Company has not provided United States federal deferred income taxes on its currency translation adjustment or the cumulative earnings of international subsidiaries that have been determined by management to be reinvested indefinitely. The cumulative earnings related to ongoing operations determined to be reinvested indefinitely were approximately $1.578 billion as of December 31, 2010. Because of the availability of United States foreign tax credits, it is not practicable to determine the United States federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of international subsidiaries when the Company plans to remit those earnings.

In determining the Company's income taxes, management is required to interpret complex tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory jurisdictions. The Company's income tax returns are subject to continuous examinations by federal, state, local and foreign tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements from each tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign tax examinations is uncertain, the Company believes it has made adequate provisions for these tax positions. The aggregate amount of any additional tax liabilities that may result from these examinations, if any, is not expected to have a material adverse affect on the Company's consolidated financial results. The Company's unrecognized tax benefits are primarily included in accrued property, income and other taxes and other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

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

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation," with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise's involvement with a variable interest entity are enhanced. The Company adopted this guidance as of January 1, 2010 on a prospective basis. As a result, PacifiCorp's coal mining joint venture, Bridger Coal Company ("Bridger Coal"), was deconsolidated and is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. The deconsolidation of Bridger Coal resulted in a decrease in assets, liabilities and noncontrolling interest equity as of January 1, 2010 of $192 million, $108 million and $84 million, respectively. These changes included the deconsolidation of: (a) mine reclamation trust funds totaling $79 million; (b) property, plant and equipment, net totaling $249 million; and (c) asset retirement obligation liabilities totaling $79 million. Additionally, as a result of PacifiCorp's investment in Bridger Coal being accounted for under the equity method, an investment of $168 million was recorded on January 1, 2010.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable
	Life	2010	2009
Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$37,643	$35,616
Interstate pipeline assets	3-67 years	5,906	5,809
		43,549	41,425
Accumulated depreciation and amortization		(13,711)	(13,336)
Regulated assets, net		29,838	28,089

Nonregulated assets:
Independent power plants	10-30 years	678	677
Other assets	3-30 years	419	480
		1,097	1,157
Accumulated depreciation and amortization		(492)	(462)
Nonregulated assets, net		605	695

Net operating assets		30,443	28,784
Construction in progress		1,456	2,152
Property, plant and equipment, net		$31,899	$30,936

Substantially all of the construction in progress as of December 31, 2010 and 2009 relates to the construction of regulated assets.

(4)    Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, the Utilities, as tenants in common, have undivided interests in jointly owned generation, transmission and distribution facilities. The Company accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include the Company's share of the expenses of these facilities.

The amounts shown in the table below represent the Company's share in each jointly owned facility as of December 31, 2010 (dollars in millions):

			Accumulated
	Company	Facility In	Depreciation and	Construction
	Share	Service	Amortization	In Progress

PacifiCorp:
Jim Bridger(1)	67%	$1,077	$492	$29
Hunter No. 1	94	348	149	21
Wyodak(1)	80	341	184	85
Colstrip Nos. 3 and 4(1)	10	247	126	2
Hunter No. 2	60	193	93	77
Hermiston(2)	50	175	50	1
Craig Nos. 1 and 2	19	170	87	4
Hayden No. 1	25	46	25	5
Foote Creek	79	37	17	—
Hayden No. 2	13	28	16	3
Other transmission and distribution facilities	Various	181	21	11
Total PacifiCorp		2,843	1,260	238

MidAmerican Energy:
Louisa	88%	732	347	1
Walter Scott, Jr. No. 3	79	533	249	1
Walter Scott, Jr. No. 4	60	444	43	—
Quad Cities Unit Nos. 1 and 2	25	405	171	23
Ottumwa	52	262	162	3
George Neal No. 4	41	170	140	—
George Neal No. 3	72	147	118	—
Transmission facilities	Various	215	65	—
Total MidAmerican Energy		2,908	1,295	28

Total		$5,751	$2,555	$266

(1)	Includes transmission lines and substations.

(2)	PacifiCorp has contracted to purchase the remaining 50% of the output of the Hermiston generating facility.

(5)    Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets represent costs that are expected to be recovered in future regulated rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2010	2009

Deferred income taxes(1)	30 years	$978	$796
Employee benefit plans(2)	9 years	612	596
Unrealized loss on regulated derivative contracts	5 years	566	371
Other	Various	341	330
Total		$2,497	$2,093

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

The Company had regulatory assets not earning a return on investment of $2.263 billion and $1.861 billion as of December 31, 2010 and 2009, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2010	2009

Cost of removal(1)	30 years	$1,376	$1,318
Asset retirement obligations	28 years	129	119
Employee benefit plans(2)	14 years	23	25
Unrealized gain on regulated derivative contracts	1 year	2	18
Other	Various	134	123
Total		$1,664	$1,603

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

Rate Matters

Iowa Electric Revenue Sharing

The Iowa Utilities Board ("IUB") has approved a series of electric settlement agreements between MidAmerican Energy, the Iowa Office of Consumer Advocate ("OCA") and other intervenors under which MidAmerican Energy has agreed not to seek a general increase in electric base rates to become effective prior to January 1, 2014, unless its Iowa jurisdictional electric return on equity falls below 10% for 2011 under the current agreement. Prior to filing for a general increase in electric rates, MidAmerican Energy is required to conduct 30 days of good faith negotiations with the signatories to the settlement agreements to attempt to avoid a general increase in such rates. As a party to the settlement agreements, the OCA has agreed not to request or support any decrease in MidAmerican Energy's Iowa electric base rates to become effective prior to January 1, 2014. The settlement agreements specifically allow the IUB to approve or order electric rate design or cost of service rate changes that could result in changes to rates for specific customers as long as such changes do not result in an overall increase in revenue for MidAmerican Energy. Additionally, the settlement agreements each provide that revenue associated with Iowa retail electric returns on equity within specified ranges will be shared with customers either as a credit against the cost of new generating facilities in Iowa or as a credit to customer bills. The portion assigned to customers will be recorded as a regulatory liability and charged to depreciation and amortization expense when accrued. When a new generation facility is placed in service, credits from the regulatory liability are applied against the cost of the facility, which reduces depreciation expense over the life of the facility. As of December 31, 2010 and 2009, no liability was accrued for revenue sharing.

Kern River Rate Case

In December 2009, the Federal Energy Regulatory Commission ("FERC") issued an order establishing rates for the period of Kern River's current long-term contracts ("Period One rates"), and required that rates be levelized for shippers that elect to continue to take service following the expiration of their current contracts ("Period Two rates"). The FERC set all other issues related to Period Two rates for hearing. Kern River made a compliance filing conforming its Period One rates to the FERC's order in January 2010 and filed illustrative Period Two rates in February 2010 as required by the FERC's order. In March 2010, Kern River sought and was granted the FERC's authority to issue provisional refunds to its shippers subject to its right of recoupment, if necessary, based on the final rulings in the matter. In November 2010, the FERC issued an order that denied all requests for rehearing from the FERC's December 2009 order ending the last clean rate benefit of Period Two rates, and established that Kern River is entitled to a 100% equity capital structure in the Period Two rates. An initial decision in the Period Two rates case is expected from the FERC administrative law judge in April 2011. In January 2011, Kern River filed a motion for clarification on certain depreciation issues with the FERC and also filed a petition for review of the Period One rates orders in the United States Court of Appeals for the District of Columbia Circuit.

Oregon Senate Bill 408

Oregon Senate Bill 408 ("SB 408") requires PacifiCorp and other large regulated, investor-owned utilities that provide electric or natural gas service to Oregon customers to file an annual report each October with the OPUC comparing income taxes collected and income taxes paid, as defined by the statute and its administrative rules. If after its review, the OPUC determines the amount of income taxes collected differs from the amount of income taxes paid by more than $100,000, the OPUC must require the public utility to establish an automatic adjustment clause to account for the difference.

The OPUC issued an order in April 2008 approving the recovery of $35 million, plus interest, related to PacifiCorp's 2006 tax report. This order was challenged by the Industrial Customers of Northwest Utilities ("ICNU"), which petitioned the Oregon Court of Appeals for judicial review of, among other things, the application of certain administrative rules considered in the April 2008 order. In December 2010, the Oregon Court of Appeals affirmed the OPUC's April 2008 order. The ICNU did not seek further judicial review of the order, and the order is now final. The $35 million, plus interest, was previously recorded and collected from customers.

In October 2009, PacifiCorp filed for a surcharge of $38 million in its 2008 tax report under SB 408. In January 2010, PacifiCorp entered into a stipulation with OPUC staff and the Citizens' Utility Board of Oregon ("CUB"), agreeing to a lower surcharge totaling $2 million, including interest. In April 2010, the OPUC issued an order adopting the stipulation in its entirety, at which time PacifiCorp recorded the $2 million in operating revenue.

In October 2010, PacifiCorp filed for a surcharge of $29 million, plus interest, in its 2009 tax report under SB 408. In January 2011, PacifiCorp entered into a two-part stipulation with the OPUC staff and the CUB, whereby; (a) PacifiCorp, the OPUC staff and the CUB agreed to a surcharge of $13 million, plus interest, as a result of a proposed rule change by the OPUC; and (b) the OPUC staff agreed to support PacifiCorp's request to defer an additional $14 million pending the adoption of the revised rules by the OPUC that are consistent with the normalization requirements of the Internal Revenue Code. No amounts have been recorded in relation to the 2009 tax report.

(6)    Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 - Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2010
Assets:
Commodity derivatives	$3	$293	$23	$(175)	$144
Investments in available-for-sale securities:
Money market mutual funds(2)	301	—	—	—	301
Debt securities	74	53	50	—	177
Equity securities	1,412	—	—	—	1,412
	$1,790	$346	$73	$(175)	$2,034

Liabilities - commodity derivatives	$(10)	$(568)	$(354)	$316	$(616)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2009
Assets:
Commodity derivatives	$3	$318	$36	$(169)	$188
Investments in available-for-sale securities:
Money market mutual funds(2)	376	—	—	—	376
Debt securities	70	79	46	—	195
Equity securities	2,230	8	—	—	2,238
	$2,679	$405	$82	$(169)	$2,997

Liabilities:
Commodity derivatives	$(5)	$(395)	$(395)	$218	$(577)
Interest rate derivative	—	(4)	—	—	(4)
	$(5)	$(399)	$(395)	$218	$(581)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $141 million and $49 million as of December 31, 2010 and 2009, respectively.

(2)
Amounts are included in cash and cash equivalents; current investments and restricted cash and investments; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 7 for further discussion regarding the Company's risk management and hedging activities.

The Company's investments in money market mutual funds and debt and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of the Company's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and the Company's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Debt Securities
	2010	2009	2008	2010	2009	2008

Beginning balance	$(359)	$(369)	$(311)	$46	$37	$73
Changes included in earnings(1)	14	22	38	—	—	(5)
Changes in fair value recognized in other
comprehensive income	—	—	—	4	9	(31)
Changes in fair value recognized in net regulatory assets	(33)	12	(100)	—	—	—
Purchases, sales, issuances and settlements	44	(2)	(9)	—	—	—
Net transfers	3	(22)	13	—	—	—
Ending balance	$(331)	$(359)	$(369)	$50	$46	$37

(1)
Changes included in earnings are reported as operating revenue for commodity derivatives and other, net for investments in debt securities on the Consolidated Statements of Operations. Net unrealized gains included in earnings for the years ended December 31, 2010, 2009 and 2008, related to commodity derivatives held at December 31, 2010, 2009 and 2008, totaled $8 million, $15 million and $31 million, respectively. Net realized losses included in earnings for the year ended December 31, 2008, related to investments in debt securities held at December 31, 2008, totaled $(5) million.

The Company's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of the Company's long-term debt has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt as of December 31 (in millions):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$19,491	$21,637	$19,752	$21,042

(7)    Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

Each of the Company's business platforms has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price, interest rate and foreign currency exchange rate risks, thereby exposing the unhedged portion to changes in market prices.

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total
As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$204	$18	$47	$38	$307
Commodity liabilities	(64)	(6)	(269)	(533)	(872)
Total	140	12	(222)	(495)	(565)

Designated as hedging contracts(1):
Commodity assets	1	2	8	1	12
Commodity liabilities	(1)	(1)	(50)	(8)	(60)
Total	—	1	(42)	(7)	(48)

Total derivatives	140	13	(264)	(502)	(613)
Cash collateral (payable) receivable	(9)	—	106	44	141
Total derivatives - net basis	$131	$13	$(158)	$(458)	$(472)

As of December 31, 2009
Not designated as hedging contracts(1)(2):
Commodity assets	$219	$70	$22	$31	$342
Commodity liabilities	(30)	(17)	(171)	(476)	(694)
Interest rate liability	—	—	—	(4)	(4)
Total	189	53	(149)	(449)	(356)

Designated as hedging contracts(1):
Commodity assets	5	—	7	3	15
Commodity liabilities	(4)	—	(53)	(44)	(101)
Total	1	—	(46)	(41)	(86)

Total derivatives	190	53	(195)	(490)	(442)
Cash collateral (payable) receivable	(54)	(1)	72	32	49
Total derivatives - net basis	$136	$52	$(123)	$(458)	$(393)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates and as of December 31, 2010 and 2009, a net regulatory asset of $564 million and $353 million, respectively, was recorded related to the net derivative liability of $565 million and $352 million, respectively.

Not Designated as Hedging Contracts

For the Company's commodity derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as net regulatory assets. The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$353	$446
Changes in fair value recognized in net regulatory assets	115	(119)
Net losses reclassified from AOCI	49	—
Net gains reclassified to operating revenue	80	293
Net losses reclassified to cost of sales	(33)	(267)
Ending balance	$564	$353

For the Company's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts, cost of sales and operating expense for purchase contracts and electricity and natural gas swap contracts and interest expense for the interest rate derivative. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with the Company's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2010	2009
Commodity derivatives:
Operating revenue	$22	$27
Cost of sales	(20)	(12)
Interest rate derivative - interest expense	4	2
Total	$6	$17

Designated as Hedging Contracts

The Company uses derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. The Company's derivative contracts designated as fair value hedges were not significant.

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2010	2009
	Commodity	Commodity	Interest Rate
	Derivatives	Derivatives	Derivative	Total

Beginning balance(1)	$81	$83	$6	$89
Net losses recognized in OCI	35	99	—	99
Net losses reclassified to regulatory assets	(49)	—	—	—
Net gains reclassified to operating revenue	14	11	—	11
Net losses reclassified to cost of sales	(44)	(112)	—	(112)
Net losses reclassified to interest expense	—	—	(6)	(6)
Ending balance(1)	$37	$81	$—	$81

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the years ended December 31, 2010, 2009 and 2008, hedge ineffectiveness was insignificant. As of December 31, 2010, the Company had cash flow hedges with expiration dates extending through December 2014 and $29 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2010	2009
Commodity contracts:
Electricity sales	Megawatt hours	(11)	(20)
Natural gas purchases	Decatherms	239	245
Fuel purchases	Gallons	20	18
Interest rate derivative - variable to fixed swap	Australian dollars	—	59

Credit Risk

The Utilities extend unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization ("RTO") markets where it actively participates, including the Midwest Independent Transmission System Operator, Inc. and the PJM Interconnection, L.L.C. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2010, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $603 million and $473 million as of December 31, 2010 and 2009, respectively, for which the Company had posted collateral of $136 million and $99 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2010 and 2009, the Company would have been required to post $261 million and $237 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(8)    Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following as of December 31 (in millions):

	2010	2009
Investments:
BYD common stock	$1,182	$1,986
Rabbi trusts	284	268
Other	105	97
Total investments	1,571	2,351

Restricted cash and investments:
Nuclear decommissioning trust funds	295	264
Mine reclamation trust funds	—	79
Other	59	91
Total restricted cash and investments	354	434

Total investments and restricted cash and investments	1,925	2,785
Less current portion	(44)	(83)
Noncurrent portion	$1,881	$2,702

MEHC's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of December 31, 2010 and 2009, the fair value of MEHC's investment in BYD common stock was $1.182 billion and $1.986 billion, respectively, which resulted in a pre-tax unrealized gain of $950 million and $1.754 billion as of December 31, 2010 and 2009, respectively.

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

MidAmerican Energy has established trusts for the investment of funds for decommissioning the Quad Cities Nuclear Station Units 1 and 2 ("Quad Cities Station"). These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032. As of December 31, 2010 and 2009, 57% of the fair value of the trusts' funds was invested in domestic common equity securities, 11% in domestic corporate debt securities and the remainder in investment grade municipal and United States government securities.

PacifiCorp, through a coal mining joint venture Bridger Coal, has established a trust for the investment of funds for final reclamation of a leased coal mining property. As discussed in Note 2, the Company adopted authoritative guidance as of January 1, 2010 that required equity method accounting treatment of Bridger Coal. As a result, the Company deconsolidated $79 million of mine reclamation trust funds. As of December 31, 2009, these investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Amounts funded are based on estimated future reclamation costs and estimated future coal deliveries. As of December 31, 2009, 57% of the fair value of the trust's funds was invested in equity securities with the remainder invested in debt securities.

The Company has interest bearing auction rate securities with a par value of $73 million and remaining maturities of 6 to 26 years. These securities have historically provided liquidity through an auction process that reset the applicable interest rate at predetermined calendar intervals, usually every 28 days or less. The securities held have experienced multiple failed auctions, which resulted in the interest rate on these investments resetting at higher levels. Interest has been paid on the scheduled auction dates. The Company considers the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after tax, recorded in the fourth quarter of 2008, and has recorded unrealized losses on the securities of $11 million and $14 million, after tax, in AOCI as of December 31, 2010 and 2009, respectively. The Company does not intend to sell or expect to be required to sell the securities until the remaining principal investment is collected.

The Company's restricted cash and investments as of December 31, 2010 and 2009 are primarily related to (a) debt service reserve requirements for certain projects, (b) funds held in trust for nuclear decommissioning and coal mine reclamation and (c) unpaid dividends declared obligations. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

(9)    Short-Term Debt and Revolving Credit Facilities

The following table summarizes MEHC's and its subsidiaries' availability under their revolving credit facilities as of December 31, (in millions):

				CE
			MidAmerican	Electric	Home-
	MEHC	PacifiCorp	Funding	UK	Services	Total(1)
2010:
Revolving credit facilities	$585	$1,395	$654	$234	$50	$2,918
Less:
Short-term debt	(284)	(36)	—	—	—	(320)
Tax-exempt bond support and letters of credit	(40)	(304)	(195)	—	—	(539)
Net revolving credit facilities	$261	$1,055	$459	$234	$50	$2,059

2009:
Revolving credit facilities	$585	$1,395	$654	$161	$125	$2,920
Less:
Short-term debt	(50)	—	—	(129)	—	(179)
Tax-exempt bond support and letters of credit	(42)	(258)	(195)	—	—	(495)
Net revolving credit facilities	$493	$1,137	$459	$32	$125	$2,246

(1)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

As of December 31, 2010, the Company was in compliance with the covenants of its revolving credit facilities and letter of credit arrangements.

MEHC

MEHC has an unsecured credit facility with $585 million available until July 2011, $552 million until July 2012, and $479 million until July 2013. The credit facility has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus a spread, which varies based on MEHC's credit ratings for its senior unsecured long-term debt securities, or a base rate, at MEHC's option. This facility is for general corporate purposes and also supports letters of credit for the benefit of certain subsidiaries and affiliates. As of December 31, 2010, MEHC had $284 million of borrowings outstanding under its credit facility at an average rate of 0.508% and had letters of credit issued under the credit agreement totaling $40 million. As of December 31, 2009, MEHC had $50 million of borrowings outstanding under its credit facility at an average rate of 0.445% and had letters of credit issued under the credit agreement totaling $42 million. The revolving credit agreement requires that MEHC's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of any quarter.

PacifiCorp

PacifiCorp has a $635 million unsecured credit facility expiring in October 2012 and an unsecured credit facility with $760 million available until July 2011, $720 million until July 2012, and $630 million until July 2013. The credit facilities include a fixed or variable borrowing option for which rates vary based on the borrowing option and PacifiCorp's credit ratings for its senior unsecured long-term debt securities. These facilities support PacifiCorp's commercial paper program and certain variable-rate tax-exempt bond obligations. As of December 31, 2010, PacifiCorp had $36 million of commercial paper borrowings outstanding at a weighted-average interest rate of 0.3% and no borrowings outstanding under its credit facilities. As of December 31, 2009, PacifiCorp had no commercial paper borrowings outstanding or borrowings outstanding under its credit facilities.

As of December 31, 2010, PacifiCorp had $601 million of letters of credit issued under committed arrangements, of which $304 million were issued under the revolving credit agreements. As of December 31, 2009, PacifiCorp had $517 million of letters of credit issued under committed arrangements, of which $220 million were issued under the revolving credit agreements. These letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations, are fully available as of December 31, 2010 and 2009, respectively, and expire periodically through May 2012. In addition, PacifiCorp's credit facilities supported $38 million of unenhanced variable-rate tax-exempt bond obligations as of December 31, 2009.

Each revolving credit agreement and letter of credit arrangement requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization at no time exceed 0.65 to 1.0.

MidAmerican Funding

MidAmerican Energy has an unsecured credit facility with $645 million available until July 2012 and $530 million until July 2013, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations. The facility has a variable interest rate based on LIBOR plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities, or a base rate, at MidAmerican Energy's option. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2011 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2010 and 2009, MidAmerican Energy had no borrowings outstanding under its credit facilities, had no commercial paper borrowings outstanding and had $195 million of the $645 million revolving credit facility reserved to support the variable-rate tax-exempt bond obligations. The $645 million revolving credit agreement requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter.

MHC Inc., a direct wholly-owned subsidiary of MidAmerican Funding, has a $4 million unsecured credit facility, which expires in June 2011 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2010 and 2009, there were no borrowings outstanding under this credit facility.

CE Electric UK

CE Electric UK has a £150 million unsecured credit facility expiring in March 2013. The facility has a variable interest rate based on sterling LIBOR plus a spread that varies based on its credit ratings. As of December 31, 2010, CE Electric UK had no borrowings outstanding under its credit facility. As of December 31, 2009, CE Electric UK had $129 million of borrowings outstanding at an interest rate of 0.78% under a £100 million unsecured credit facility that was replaced by the new credit facility. The revolving credit agreement requires that CE Electric UK's ratio of consolidated senior net debt , including current maturities, to regulated asset value not exceed 0.8 to 1.0 at CE Electric UK and 0.65 to 1.0 at Northern Electric and Yorkshire Electricity as of June 30 and December 31. Additionally, CE Electric UK's interest coverage ratio shall not be less than 2.5 to 1.0.

HomeServices

HomeServices has a $50 million unsecured credit facility expiring in December 2013. The facility has a variable interest rate based on the prime lending rate or LIBOR, at HomeServices' option, plus a spread that varies based on HomeServices' senior debt ratio. As of December 31, 2009, HomeServices had a $125 million unsecured credit facility that was replaced by the new credit facility. There were no borrowings outstanding under either facility as of December 31, 2010 and 2009. The revolving credit agreement requires that HomeServices maintain no borrowings under the facility for at least 45 consecutive days on a rolling twelve month basis and borrowings under the facility cannot exceed a ratio of senior debt to EBITDA of 2.0 to 1.0 at the end of any fiscal quarter. As of December 31, 2010, HomeServices was in compliance with the covenants of its revolving credit facility.

(10)    MEHC Senior Debt

MEHC senior debt represents unsecured senior obligations of MEHC and consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (in millions):

	Par Value	2010	2009

3.15% Senior Notes, due 2012	$250	$250	$250
5.875% Senior Notes, due 2012	500	500	500
5.00% Senior Notes, due 2014	250	250	250
5.75% Senior Notes, due 2018	650	649	649
8.48% Senior Notes, due 2028	475	484	484
6.125% Senior Notes, due 2036	1,700	1,699	1,699
5.95% Senior Notes, due 2037	550	547	547
6.50% Senior Notes, due 2037	1,000	992	992
Total MEHC Senior Debt	$5,375	$5,371	$5,371

(11)    MEHC Subordinated Debt

MEHC subordinated debt consists of the following, including fair value adjustments, as of December 31 (in millions):

	Par Value	2010	2009

CalEnergy Capital Trust II-6.25%, due 2012(1)	$—	$—	$88
CalEnergy Capital Trust III-6.5%, due 2027	191	150	149
MidAmerican Capital Trust I-11%, due 2010	—	—	45
MidAmerican Capital Trust II-11%, due 2012	65	65	108
MidAmerican Capital Trust III-11%, due 2011	100	100	200
Total MEHC Subordinated Debt	$356	$315	$590

(1)	In July 2010, MEHC called and repaid at par value $92 million of 6.25% CalEnergy Capital Trust II subordinated debt.

The Capital Trusts were formed for the purpose of issuing trust preferred securities to holders and investing the proceeds received in subordinated debt issued by MEHC. The terms of the MEHC subordinated debt are substantially identical to those of the trust preferred securities. The MEHC subordinated debt associated with the CalEnergy Trusts is callable at the option of MEHC at any time at par value plus accrued interest. The MEHC subordinated debt associated with the MidAmerican Capital Trusts is not callable by MEHC except upon the limited occurrence of specified events. Distributions on the MEHC subordinated debt are payable either quarterly or semi-annually, depending on the issue, in arrears, and can be deferred at the option of MEHC for up to five years. During the deferral period, interest continues to accrue on the CalEnergy Capital Trusts at their stated rates, while interest accrues on the MidAmerican Capital Trusts at 13% per annum. The CalEnergy Capital Trust preferred securities are convertible any time into cash at the option of the holder for an aggregate amount of $140 million.

The MidAmerican Capital Trust preferred securities are held by Berkshire Hathaway and its affiliates, which are prohibited from transferring the securities to non-affiliated persons absent an event of default. Interest expense to Berkshire Hathaway for the years ended December 31, 2010, 2009 and 2008 was $30 million, $58 million and $111 million, respectively. MEHC repaid $500 million on each of December 22, 2008 and January 13, 2009, to affiliates of Berkshire Hathaway in full satisfaction of the aggregate amount owed pursuant to the $1 billion of 11% mandatory redeemable trust preferred securities issued by MidAmerican Capital Trust IV to affiliates of Berkshire Hathaway on September 19, 2008. Interest expense on the CalEnergy Capital Trusts for the years ended December 31, 2010, 2009 and 2008 was $22 million, $22 million and $24 million, respectively.

The MEHC subordinated debt is subordinated to all senior debt of MEHC and is subject to certain covenants, events of default and optional and mandatory redemption provisions, all described in the indenture. Upon involuntary liquidation, the holder is entitled to par value plus any distributions in arrears. MEHC has agreed to pay to the holders of the trust preferred securities, to the extent that the applicable Trust has funds available to make such payments, quarterly distributions, redemption payments and liquidation payments on the trust preferred securities.

(12)    Subsidiary Debt

MEHC's direct and indirect subsidiaries are organized as legal entities separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements, substantially all or most of the properties of each of MEHC's subsidiaries (except MidAmerican Energy, Northern Natural Gas, CE Electric UK and CE Casecnan) are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. It should not be assumed that the assets of any subsidiary will be available to satisfy MEHC's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets which are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof. The long-term debt of subsidiaries may include provisions that allow MEHC's subsidiaries to redeem it in whole or in part at any time. These provisions generally include make-whole premiums.

Distributions at these separate legal entities are limited by various covenants including, among others, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2010, all subsidiaries were in compliance with their long-term debt covenants. However, Cordova Energy Company LLC is currently prohibited from making distributions by the terms of its indenture due to its failure to meet its debt service coverage ratio requirement.

Long-term debt of subsidiaries consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (in millions):

	Par Value	2010	2009

PacifiCorp	$6,514	$6,500	$6,526
MidAmerican Funding	525	485	484
MidAmerican Energy	2,871	2,865	2,865
Northern Natural Gas	1,000	1,000	1,000
Kern River	790	790	869
CE Electric UK	1,852	1,962	1,853
CalEnergy Philippines	35	35	17
CalEnergy U.S.	170	168	177
Total subsidiary debt	$13,757	$13,805	$13,791

PacifiCorp

PacifiCorp's long-term debt consists of the following, including unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2010	2009
First mortgage bonds:
5.0% to 9.2%, due through 2015	$1,040	$1,040	$1,054
5.5% to 8.6%, due 2016 to 2019	855	852	852
6.7% to 8.5%, due 2021 to 2023	324	324	324
6.7% due 2026	100	100	100
5.3% to 7.7%, due 2031 to 2035	800	798	798
5.8% to 6.4%, due 2036 to 2039	2,500	2,491	2,490
Tax-exempt bond obligations:
Variable-rate series (2010-0.28% to 0.41%, 2009-0.18% to 0.34%):
Due 2013(1)(2)	41	41	41
Due 2014 to 2025(2)	325	325	325
Due 2016 to 2024(1)(2)	221	221	176
Variable-rate series, due 2014 to 2025(1)(3)	68	68	113
5.6% to 5.7%, due 2021 to 2023(1)	71	71	71
6.2%, due 2030	13	13	13
Capital lease obligations - 8.8% to 15.7%, due through 2036	156	156	169
Total PacifiCorp	$6,514	$6,500	$6,526

(1)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

(2)	Supported by $601 million of letters of credit issued under committed bank arrangements.

(3)	Interest rates currently fixed for a term at 3.9% to 4.1%, scheduled to reset in 2013.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $21 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2010.

MidAmerican Funding

MidAmerican Funding's long-term debt consists of the following, including fair value adjustments, as of December 31 (dollars in millions):

	Par Value	2010	2009

6.75% Senior Notes, due 2011	$200	$200	$200
6.927% Senior Notes, due 2029	325	285	284
Total MidAmerican Funding	$525	$485	$484

MidAmerican Energy

MidAmerican Energy's long-term debt consists of the following, including unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2010	2009

Tax-exempt bond obligations:
Variable-rate series (2010-0.43%, 2009-0.40%), due 2016-2038	$195	$195	$195
Notes:
5.65% Series, due 2012	400	400	400
5.125% Series, due 2013	275	275	275
4.65% Series, due 2014	350	350	350
5.95% Series, due 2017	250	250	249
5.3% Series, due 2018	350	349	349
6.75% Series, due 2031	400	396	396
5.75% Series, due 2035	300	300	300
5.8% Series, due 2036	350	349	349
Other	1	1	2
Total MidAmerican Energy	$2,871	$2,865	$2,865

Northern Natural Gas

Northern Natural Gas' long-term debt consists of the following, including unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2010	2009

7.0% Senior Notes, due 2011	$250	$250	$250
5.375% Senior Notes, due 2012	300	300	300
5.125% Senior Notes, due 2015	100	100	100
5.75% Senior Notes, due 2018	200	200	200
5.8% Senior Bonds, due 2037	150	150	150
Total Northern Natural Gas	$1,000	$1,000	$1,000

Kern River

Kern River's long-term debt, which is due in monthly installments, consists of the following as of December 31 (dollars in millions):

	Par Value	2010	2009

6.676% Senior Notes, due 2016	$283	$283	$309
4.893% Senior Notes, due 2018	507	507	560
Total Kern River	$790	$790	$869

Kern River provides a debt service reserve letter of credit in amounts that approximate the next six months of principal and interest payments due on the loans which were equal to $64 million as of December 31, 2010 and 2009.

CE Electric UK

CE Electric UK and its subsidiaries' long-term debt consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value(1)	2010	2009

8.875% Bearer Bonds, due 2020	$156	$184	$191
9.25% Eurobonds, due 2020	312	361	380
4.133% European Investment Bank loan, due 2022	236	236	—
7.25% Sterling Bonds, due 2022	312	337	349
7.25% Eurobonds, due 2028	290	303	314
5.125% Bonds, due 2035	312	308	319
5.125% Bonds, due 2035	234	233	241
CE Gas Credit Facility, 4.78% for 2009	—	—	59
Total CE Electric UK	$1,852	$1,962	$1,853

(1)	The par values for these debt instruments are denominated in sterling and have been converted to United States dollars at the applicable exchange rate.

In July 2010, Northern Electric closed on a £119 million finance contract with the European Investment Bank. In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586%.

CalEnergy U.S.

Cordova Funding Corporation ("Cordova Funding") has senior secured bonds with interest rates ranging from 8.48% to 9.07%, due in semi-annual installments through 2019, having a total par value of $170 million. The outstanding balance of these bonds, including fair value adjustments, as of December 31, 2010 and 2009 was $168 million and $177 million, respectively.

MEHC has issued a limited guarantee of a specified portion of the final scheduled principal payment on December 15, 2019 on the Cordova Funding senior secured bonds in an amount up to a maximum of $37 million.

Annual Repayments of Long-Term Debt

The annual repayments of MEHC and subsidiary debt for the years beginning January 1, 2011 and thereafter, excluding fair value adjustments and unamortized premiums and discounts, are as follows (in millions):

						2016 and
	2011	2012	2013	2014	2015	Thereafter	Total

MEHC senior debt	$—	$750	$—	$250	$—	$4,375	$5,375
MEHC subordinated debt	143	22	—	—	—	191	356
PacifiCorp	600	33	284	275	147	5,175	6,514
MidAmerican Funding	200	—	—	—	—	325	525
MidAmerican Energy	—	400	275	350	1	1,845	2,871
Northern Natural Gas	250	300	—	—	100	350	1,000
Kern River	81	81	80	81	85	382	790
CE Electric UK	—	—	—	—	—	1,852	1,852
CalEnergy Philippines	2	2	2	2	2	25	35
CalEnergy U.S.	10	10	11	14	13	112	170
Totals	$1,286	$1,598	$652	$972	$348	$14,632	$19,488

(13)    Asset Retirement Obligations

The Company estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including plan revisions, inflation and changes in the amount and timing of the expected work.

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $1.376 billion and $1.318 billion as of December 31, 2010 and 2009, respectively.

As discussed in Note 2, the Company adopted authoritative guidance as of January 1, 2010 that required equity method accounting treatment of PacifiCorp's coal mining joint venture, Bridger Coal. As a result, the Company deconsolidated $79 million of ARO liabilities and mine reclamation trust funds. The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31, (in millions):

	2010	2009

Beginning balance	$463	$445
Deconsolidation of Bridger Coal	(79)	—
Change in estimated costs	(1)	29
Additions	2	3
Retirements	(17)	(40)
Accretion	22	26
Ending balance	$390	$463

Reflected as:
Other current liabilities	$8	$22
Other long-term liabilities	382	441
	$390	$463

Investment trust funds	$295	$343

The Company's most significant ARO liabilities relate to the decommissioning of nuclear power plants at MidAmerican Energy. The Nuclear Regulatory Commission ("NRC") regulates the decommissioning of nuclear power plants, which includes the planning and funding for the decommissioning. In accordance with these regulations, MidAmerican Energy submits a biennial report to the NRC providing reasonable assurance that funds will be available to pay for its share of the Quad Cities Station decommissioning. The decommissioning costs are included in base rates in MidAmerican Energy's Iowa tariffs. MidAmerican Energy's share of estimated Quad Cities Station decommissioning costs was $178 million and $168 million as of December 31, 2010 and 2009, respectively. MidAmerican Energy has established trusts for the investment of decommissioning funds. The fair value of the assets held in the trusts was $295 million and $264 million as of December 31, 2010 and 2009, respectively, and is reflected in noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets.

Certain of the Company's decommissioning and reclamation obligations relate to jointly-owned facilities and mine sites, and as such, each subsidiary is committed to pay a proportionate share of the decommissioning or reclamation costs. In the event of a default by any of the other joint participants, the respective subsidiary may be obligated to absorb, directly or by paying additional sums to the entity, a proportionate share of the defaulting party's liability. The Company's estimated share of the decommissioning and reclamation obligations are primarily recorded as ARO liabilities.

(14)    Employee Benefit Plans

Domestic Operations

PacifiCorp sponsors defined benefit pension plans that cover the majority of its employees. PacifiCorp's pension plans include a noncontributory defined benefit pension plan, a supplemental executive retirement plan ("SERP") and certain joint trust union plans to which PacifiCorp contributes on behalf of certain bargaining units. MidAmerican Energy sponsors defined benefit pension plans covering a majority of all employees of MEHC and its domestic energy subsidiaries other than PacifiCorp. MidAmerican Energy's pension plans include a noncontributory defined benefit pension plan and a SERP. The Utilities also provide certain postretirement healthcare and life insurance benefits through various plans for eligible retirees.

Changes to the Company's domestic pension and other postretirement benefit plans include the following:

•
In August 2008, non-union employee participants in the PacifiCorp-sponsored and MidAmerican Energy-sponsored noncontributory defined benefit pension plans were offered the option to continue to receive pay credits in their current cash balance pension plan or receive equivalent fixed contributions to the PacifiCorp-sponsored and MidAmerican Energy-sponsored 401(k) plans. The election was effective January 1, 2009, and resulted in the recognition of a $43 million curtailment gain. The Company recorded $41 million of the curtailment gain representing the amount to be returned to customers in rates as a regulatory deferral, resulting in a reduction to regulatory assets as of December 31, 2008.

•
Non-union employees hired on or after January 1, 2008 are not eligible to participate in the PacifiCorp-sponsored or MidAmerican Energy-sponsored noncontributory defined benefit pension plans. These non-union employees are eligible to receive enhanced benefits under the PacifiCorp-sponsored and MidAmerican Energy-sponsored 401(k) plans.

•
Certain union employees hired on or after specified dates in their union contracts are not eligible to participate in the PacifiCorp-sponsored or MidAmerican Energy-sponsored noncontributory defined benefit pension plans. During the past three years, several unions have elected to cease participation in the PacifiCorp-sponsored or MidAmerican Energy-sponsored noncontributory defined benefit pension plans. As a result of these elections, the benefits for these union employees have been frozen and they are eligible to receive enhanced benefits under the PacifiCorp-sponsored and MidAmerican Energy-sponsored 401(k) plans.

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

The new law also contains a provision that requires a 40% excise tax for group health benefits that are provided to employees above certain premium thresholds beginning in 2018. The tax would apply to the amount of premiums in excess of the thresholds. Virtually all major areas of the healthcare reform legislation, including the 40% excise tax, are subject to interpretation and implementation rules that may take several years to complete. As of December 31, 2010, the Company's other postretirement benefit obligation increased by $12 million as a result of the projected impact of the excise tax on benefits provided to a certain bargaining unit.

Net Periodic Benefit Cost

For purposes of calculating the expected return on plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning after the first year in which they occur.

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2010	2009	2008	2010	2009	2008

Service cost	$29	$35	$53	$10	$9	$12
Interest cost	105	113	108	42	43	47
Expected return on plan assets	(114)	(113)	(117)	(43)	(41)	(43)
Net amortization	12	—	8	13	13	16
Curtailment gains	—	—	(2)	—	—	—
Net periodic benefit cost	$32	$35	$50	$22	$24	$32

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Plan assets at fair value, beginning of year	$1,322	$1,147	$554	$456
Employer contributions	141	61	26	32
Participant contributions	—	—	17	18
Actual return on plan assets	164	253	63	105
Benefits paid	(121)	(139)	(55)	(57)
Plan assets at fair value, end of year	$1,506	$1,322	$605	$554

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Benefit obligation, beginning of year	$1,887	$1,745	$746	$717
Service cost	29	35	10	9
Interest cost	105	113	42	43
Participant contributions	—	—	17	18
Plan amendments	—	5	(7)	(45)
Curtailments	(14)	(12)	—	—
Actuarial loss	88	140	14	58
Benefits paid, net of Medicare subsidy	(121)	(139)	(52)	(54)
Benefit obligation, end of year	$1,974	$1,887	$770	$746
Accumulated benefit obligation, end of year	$1,937	$1,836

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Plan assets at fair value, end of year	$1,506	$1,322	$605	$554
Less - Benefit obligations, end of year	1,974	1,887	770	746
Funded status	$(468)	$(565)	$(165)	$(192)

Amounts recognized on the Consolidated Balance Sheets:
Other current assets	$—	$—	$—	$3
Other assets	—	—	27	—
Other current liabilities	(12)	(12)	—	—
Other long-term liabilities	(456)	(553)	(192)	(195)
Amounts recognized	$(468)	$(565)	$(165)	$(192)

The SERPs have no plan assets; however the Company has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERPs. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $165 million and $155 million as of December 31, 2010 and 2009, respectively. These assets are not included in the plan assets in the above table, but are reflected on the Consolidated Balance Sheets. The portion of the pension plans' projected benefit obligations related to the SERPs was $165 million and $157 million as of December 31, 2010 and 2009, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2010	2009	2010	2009

Net loss	$518	$522	$163	$174
Prior service credit	(45)	(53)	(43)	(40)
Net transition obligation	—	—	19	30
Regulatory deferrals	(18)	(27)	4	5
Total	$455	$442	$143	$169

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2010 and 2009 is as follows (in millions):

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Pension
Balance, January 1, 2009	$447	$—	$2	$449
Net (gain) loss arising during the year	—	(19)	7	(12)
Prior service (credit) cost arising during the year	(1)	6	—	5
Net amortization	(2)	4	(2)	—
Total	(3)	(9)	5	(7)
Balance, December 31, 2009	444	(9)	7	442
Net loss arising during the year	30	7	3	40
Curtailment gains	(14)	—	—	(14)
Net amortization	(13)	1	(1)	(13)
Total	3	8	2	13
Balance, December 31, 2010	$447	$(1)	$9	$455

				Accumulated
			Deferred	Other
	Regulatory	Regulatory	Income	Comprehensive
	Asset	Liability	Taxes	Loss	Total
Other Postretirement
Balance, January 1, 2009	$204	$(10)	$38	$1	$233
Net (gain) loss arising during the year	(6)	(2)	1	—	(7)
Prior service credit arising during the year	(30)	(4)	(6)	(1)	(41)
Transition obligation credit arising during the year	(3)	—	—	—	(3)
Net amortization	(13)	—	—	—	(13)
Total	(52)	(6)	(5)	(1)	(64)
Balance, December 31, 2009	152	(16)	33	—	169
Net loss (gain) arising during the year	5	(11)	—	—	(6)
Prior service credit arising during the year	—	(7)	—	—	(7)
Income tax benefits no longer realizable(1)	23	10	(33)	—	—
Net amortization	(15)	2	—	—	(13)
Total	13	(6)	(33)	—	(26)
Balance, December 31, 2010	$165	$(22)	$—	$—	$143

(1)
Represents adjustments to regulatory assets associated with income tax benefits that will no longer be realized when the net periodic benefit cost is recognized as a result of the healthcare reform legislation.

The net loss, prior service credit, net transition obligation and regulatory deferrals that will be amortized in 2011 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Net Transition	Regulatory
	Loss	Credit	Obligation	Deferrals	Total

Pension	$38	$(7)	$—	$(11)	$20
Other postretirement	8	(4)	11	1	16
Total	$46	$(11)	$11	$(10)	$36

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost for the years ended December 31 were as follows:

	Pension			Other Postretirement
	2010	2009	2008	2010	2009	2008

Benefit obligations as of December 31:
PacifiCorp-sponsored plans
Discount rate	5.35%	5.80%	6.90%	5.45%	5.85%	6.90%
Rate of compensation increase	3.50%	3.00%	3.50%	N/A	N/A	N/A
MidAmerican Energy-sponsored plans
Discount rate	5.50%	6.00%	6.50%	5.50%	6.00%	6.50%
Rate of compensation increase	3.50%	3.00%	4.00%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
PacifiCorp-sponsored plans
Discount rate	5.80%	6.90%	6.30%	5.85%	6.90%	6.45%
Expected return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	3.50%	4.00%	N/A	N/A	N/A
MidAmerican Energy-sponsored plans
Discount rate	6.00%	6.50%	6.00%	6.00%	6.50%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	4.00%	4.50%	N/A	N/A	N/A

	2010	2009
Assumed healthcare cost trend rates as of December 31:
PacifiCorp-sponsored plans
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016
MidAmerican Energy-sponsored plans
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2016	2016

In establishing its assumption as to the expected return on plan assets, the Company utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$2	$(2)
Other postretirement benefit obligation	45	(37)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $94 million and $31 million, respectively, during 2011. Funding to the established pension trusts is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. The Company considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. The Company's funding policy for its other postretirement benefit plans is to contribute an amount equal to the sum of the net periodic benefit cost and the amount of Medicare subsidies expected to be earned during the period.

The expected benefit payments to participants in the Company's pension and other postretirement benefit plans for 2011 through 2015 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
		Other Postretirement
	Pension	Gross	Medicare Subsidy	Net of Subsidy

2011	$143	$48	$(5)	$43
2012	147	51	(5)	46
2013	155	54	(5)	49
2014	165	58	(6)	52
2015	161	60	(7)	53
2016-20	828	343	(43)	300

Plan Assets

Investment Policy and Asset Allocations

The Company's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of fixed-income securities, equity securities and other alternative investments. Maturities for fixed-income securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by each plan's Pension and Employee Benefits Plans Administrative Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption for each plan is based on a weighted-average of the expected historical performance for the types of assets in which the plans invest.

The target allocations (percentage of plan assets) for the Company's pension and other postretirement benefit plan assets are as follows as of December 31, 2010:

Other
	Pension(1)	Postretirement(1)
	%	%
PacifiCorp:
Fixed-income securities(2)	33-37	33-37
Equity securities(2)	53-57	61-65
Limited partnership interests	8-12	1-3
Other	0-1	0-1

MidAmerican Energy:
Fixed-income securities(2)	20-30	25-35
Equity securities(2)	65-75	60-80
Real estate funds	0-10	-
Other	0-5	0-5

(1)
PacifiCorp's retirement plan trust includes a separate account that is used to fund benefits for the other postretirement plan. In addition to this separate account, the assets for other postretirement benefits are held in two Voluntary Employers' Beneficiaries Association ("VEBA") Trusts, each of which has its own investment allocation strategies. Target allocations for the other postretirement benefit plan include the separate account of the pension plan trust and the two VEBA trusts.

(2)
For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in fixed-income and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for the defined benefit pension plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Cash equivalents	$—	$19	$—	$19
Fixed-income securities:
United States government obligations	29	—	—	29
International government obligations	—	81	—	81
Corporate obligations	—	77	—	77
Municipal obligations	—	7	—	7
Agency, asset and mortgage-backed obligations	—	78	—	78
Equity securities:
United States companies	489	—	—	489
International companies	7	—	—	7
Investment funds(2)	182	436	—	618
Limited partnership interests(3)	—	—	84	84
Real estate funds	—	—	17	17
Total	$707	$698	$101	$1,506

As of December 31, 2009
Cash equivalents	$15	$8	$—	$23
Fixed-income securities:
United States government obligations	26	—	—	26
International government obligations	—	65	—	65
Corporate obligations	—	94	—	94
Municipal obligations	—	4	—	4
Agency, asset and mortgage-backed obligations	—	88	—	88
Equity securities:
United States companies	413	—	—	413
International companies	4	—	—	4
Investment funds(2)	95	415	—	510
Limited partnership interests(3)	—	—	80	80
Real estate funds	—	—	15	15
Total	$553	$674	$95	$1,322

(1)	Refer to Note 6 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These investment funds represent equity and fixed-income securities as of December 31, 2010 and 2009, of approximately 70% and 30% and 81% and 19%, respectively.

(3)	Limited partnership interests include several private equity funds that invest primarily in buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for the defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Cash equivalents	$8	$1	$—	$9
Fixed-income securities:
United States government obligations	5	—	—	5
International government obligations	—	7	—	7
Corporate obligations	—	16	—	16
Municipal obligations	—	28	—	28
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	219	—	—	219
International companies	3	—	—	3
Investment funds(2)	192	107	—	299
Limited partnership interests(3)	—	—	7	7
Total	$427	$171	$7	$605

As of December 31, 2009
Cash equivalents	$14	$—	$—	$14
Fixed-income securities:
United States government obligations	5	—	—	5
International government obligations	—	6	—	6
Corporate obligations	—	15	—	15
Municipal obligations	—	27	—	27
Agency, asset and mortgage-backed obligations	—	11	—	11
Equity securities:
United States companies	190	—	—	190
International companies	2	—	—	2
Investment funds(2)	172	104	—	276
Limited partnership interests(3)	—	—	8	8
Total	$383	$163	$8	$554

(1)	Refer to Note 6 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These investment funds represent equity and fixed-income securities as of December 31, 2010 and 2009, of approximately 56% and 44% and 61% and 39%, respectively.

(3)	Limited partnership interests include several private equity funds that invest primarily in buyout, growth equity and venture capital.

When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. When observable market data is not available, the fair value is determined using unobservable inputs, such as estimated future cash flows, purchase multiples paid in other comparable third-party transactions or other information. Investments in limited partnerships are valued at estimated fair value based on the Plan's proportionate share of the partnerships' fair value as recorded in the partnerships' most recently available financial statements adjusted for recent activity and forecasted returns. The fair values recorded in the partnerships' financial statements are generally determined based on closing public market prices for publicly traded securities and as determined by the general partners for other investments based on factors including estimated future cash flows, purchase multiples paid in other comparable third-party transactions, comparable public company trading multiples and other information. The real estate funds determine fair value of their underlying assets using independent appraisals given there is no current liquid market for the underlying assets.

The following table reconciles the beginning and ending balances of the Company's plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

			Other
	Pension		Postretirement-
	Limited	Real	Limited
	Partnership	Estate	Partnership
	Interests	Funds	Interests

Balance, January 1, 2009	$78	$27	$7
Actual return on plan assets still held at December 31, 2009	5	(9)	1
Purchases, sales, distributions and settlements	(3)	(3)	—
Balance, December 31, 2009	80	15	8
Actual return on plan assets still held at December 31, 2010	10	2	—
Purchases, sales, distributions and settlements	(6)	—	(1)
Balance, December 31, 2010	$84	$17	$7

Defined Contribution Plans

The Company sponsors defined contribution plans (401(k) plans) covering substantially all employees. The Company's contributions vary depending on the plan, but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. Total Company contributions to these plans were $57 million, $56 million and $41 million for the years ended December 31, 2010, 2009 and 2008, respectively. As previously described, certain participants now receive enhanced benefits in the 401(k) plans and no longer accrue benefits in the noncontributory defined benefit pension plans.

United Kingdom Operations

Certain wholly-owned subsidiaries of CE Electric UK participate in the Northern Electric group of the United Kingdom industry-wide Electricity Supply Pension Scheme (the "UK Plan"), which provides pension and other related defined benefits, based on final pensionable pay, to the majority of the employees of CE Electric UK.

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning after the first year in which they occur.

Net periodic benefit cost for the UK Plan included the following components for the years ended December 31 (in millions):

	2010	2009	2008

Service cost	$15	$13	$21
Interest cost	89	84	98
Expected return on plan assets	(102)	(104)	(118)
Net amortization	30	13	21
Net periodic benefit cost	$32	$6	$22

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	2010	2009

Plan assets at fair value, beginning of year	$1,523	$1,172
Employer contributions	68	69
Participant contributions	5	5
Actual return on plan assets	156	215
Benefits paid	(68)	(68)
Foreign currency exchange rate changes	(51)	130
Plan assets at fair value, end of year	$1,633	$1,523

The following table is a reconciliation of the benefit obligation for the years ended December 31 (in millions):

	2010	2009

Benefit obligation, beginning of year	$1,651	$1,251
Service cost	15	13
Interest cost	89	84
Participant contributions	5	5
Actuarial gain	19	228
Benefits paid	(68)	(68)
Foreign currency exchange rate changes	(56)	138
Benefit obligation, end of year	$1,655	$1,651
Accumulated benefit obligation, end of year	$1,557	$1,506

The funded status of the UK Plan and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	2010	2009

Plan assets at fair value, end of year	$1,633	$1,523
Less - Benefit obligation, end of year	1,655	1,651
Funded status	$(22)	$(128)

Amounts recognized on the Consolidated Balance Sheets-other long-term liabilities	$(22)	$(128)

Unrecognized Amounts

The portion of the funded status of the UK Plan not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	2010	2009

Net loss	$619	$703
Prior service cost	5	6
Total	$624	$709

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost, which are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, for the years ended December 31 is as follows (in millions):

	2010	2009

Balance, beginning of year	$709	$554
Net (gain) loss arising during the year	(35)	117
Net amortization	(30)	(13)
Foreign currency exchange rate changes	(20)	51
Total	(85)	155
Balance, end of year	$624	$709

The net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) in 2011 into net periodic benefit cost are estimated to be $35 million and $1 million, respectively.

Plan Assumptions
Assumptions used to determine benefit obligations as of December 31 and net periodic benefit cost for the years ended December 31 were as follows:

	2010	2009	2008

Benefit obligations as of December 31:
Discount rate	5.50%	5.70%	6.40%
Rate of compensation increase	3.20%	2.75%	3.25%
Rate of future price inflation	3.20%	3.20%	3.00%

Net periodic benefit cost for the years ended December 31:
Discount rate	5.70%	6.40%	5.90%
Expected return on plan assets	6.60%	7.00%	7.00%
Rate of compensation increase	2.75%	3.25%	3.45%
Rate of future price inflation	3.20%	3.00%	3.20%

Contributions and Benefit Payments

Employer contributions to the UK Plan are expected to be £44 million during 2011. The expected benefit payments to participants in the UK Plan for 2011 through 2015 and for the five years thereafter, using the foreign currency exchange rate as of December 31, 2010, are summarized below (in millions):

2011	$70
2012	72
2013	74
2014	76
2015	78
2016-2020	424

Plan Assets

Investment Policy and Asset Allocations

CE Electric UK's investment policy for the UK Plan is to balance risk and return through a diversified portfolio of fixed-income securities, equity securities and real estate. Maturities for fixed-income securities are managed to targets consistent with prudent risk tolerances. The UK Plan retains outside investment advisors to manage plan investments within the parameters set by the trustees of the UK Plan in consultation with CE Electric UK. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption is based on a weighted average of the expected historical performance for the types of assets in which the UK Plan invests.

The target allocations (percentage of plan assets) for the UK Plan assets are as follows as of December 31, 2010:

Fixed-income securities	55%
Equity securities	35
Real estate funds	10

Fair Value Measurements

The following table presents the fair value of the UK Plan assets, by major category, (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Cash equivalents	$11	$—	$—	$11
Fixed-income securities:
United Kingdom government obligations	298	—	—	298
Other international government obligations	—	14	—	14
Corporate obligations	—	122	—	122
Investment funds(2)	90	950	—	1,040
Real estate funds	—	—	148	148
Total	$399	$1,086	$148	$1,633

As of December 31, 2009
Cash equivalents	$13	$—	$—	$13
Fixed-income securities:
United Kingdom government obligations	257	—	—	257
Other international government obligations	—	13	—	13
Corporate obligations	—	147	—	147
Investment funds(2)	79	881	—	960
Real estate funds	—	—	133	133
Total	$349	$1,041	$133	$1,523

(1)	Refer to Note 6 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These investment funds represent equity and fixed-income securities as of December 31, 2010 and 2009, of approximately 52% and 48% and 58% and 42%, respectively.

The fair value of the UK Plan's assets are determined similar to the plan assets of the domestic plans as discussed previously in the note.

The following table reconciles the beginning and ending balances of the UK Plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Real Estate Funds
	2010	2009

Beginning balance	$133	$116
Actual return on plan assets still held at period end	19	6
Foreign currency exchange rate changes	(4)	11
Ending balance	$148	$133

(15)    Income Taxes

Income tax expense consists of the following for the years ended December 31 (in millions):

	2010	2009	2008
Current:
Federal	$(822)	$(648)	$63
State	40	(36)	74
Foreign	126	102	79
	(656)	(582)	216
Deferred:
Federal	940	842	681
State	(34)	13	45
Foreign	(46)	15	46
	860	870	772

Investment tax credits	(6)	(6)	(6)
Total	$198	$282	$982

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2010	2009	2008

Federal statutory income tax rate	35%	35%	35%
Federal and state income tax credits	(10)	(9)	(3)
State income tax, net of federal income tax benefit	3	2	3
Income tax method changes	(4)	(4)	—
Income tax effect of foreign income	(4)	(2)	—
Effects of ratemaking	(3)	(2)	—
Change in United Kingdom corporate income tax rate	(2)	—	—
Other, net	(1)	—	—
Effective income tax rate	14%	20%	35%

Federal and state income tax credits primarily relate to production tax credits at the Utilities. The Utilities' wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date that the facilities were placed in-service.

MidAmerican Energy changed the method by which it determines current income tax deductions for administrative and general costs ("A&G Deduction"). The Utilities changed the method by which they determine current income tax deductions for repair costs ("Repairs Deduction") related to certain of their regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. The Utilities were allowed to retroactively apply the method changes and deduct amounts related to prior-years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. This treatment of such temporary differences impacts income tax expense and effective tax rates from year to year. Accordingly, MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of net tax benefits in earnings for the year ended December 31, 2010. Additionally, earnings for the year ended December 31, 2010 reflect $17 million of net tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric assets for which data was not available in 2009. The Repairs Deduction for prior tax years related to the majority of MidAmerican Energy's regulated electric utility assets resulted in the recognition of $55 million of net tax benefits in earnings for the year ended December 31, 2009. Additionally, regulatory assets increased $88 million and $95 million for the 2010 and 2009 methods changes, respectively, in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. The ongoing impact of these method changes, along with other items recognized currently in income tax expense as the result of ratemaking, is reflected in the effects of ratemaking line above.

In July 2010, the Company recognized $25 million of deferred income tax benefits upon the enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27% to be effective April 1, 2011.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2010	2009
Deferred income tax assets:
Regulatory liabilities	$685	$638
Employee benefits	269	400
Foreign carryforwards	285	390
Federal and state carryforwards	248	179
AROs	153	150
Revenue subject to refund	—	17
Nuclear reserve and decommissioning	7	7
Other	392	346
Total deferred income tax assets	2,039	2,127
Valuation allowance	(13)	(9)
Total deferred income tax assets, net	2,026	2,118

Deferred income tax liabilities:
Property, plant and equipment, net	(5,962)	(5,288)
Regulatory assets(1)	(1,717)	(1,402)
Net unrealized gains	(240)	(568)
Unremitted foreign earnings	(255)	(385)
Other	(90)	(57)
Total deferred income tax liabilities	(8,264)	(7,700)
Net deferred income tax liability	$(6,238)	$(5,582)

Reflected as:
Current assets	$103	$81
Current liabilities	(43)	(59)
Non-current liabilities	(6,298)	(5,604)
	$(6,238)	$(5,582)

(1)
Includes $650 million and $497 million of deferred tax liabilities associated with property, plant and equipment as of December 31, 2010 and 2009, respectively, for which the income tax benefits were previously flowed through to customers and that will be included in regulated rates when the temporary differences reverse.

As of December 31, 2010, the Company has available $266 million of foreign tax credit carryforwards that expire 10 years after the date the foreign earnings are repatriated through actual or deemed dividends and $19 million of foreign net operating loss carryforwards that expire in 2028. As of December 31, 2010, the statute of limitation had not begun on the foreign tax credit carryforwards. As of December 31, 2010, the Company has available $248 million of federal and state carryforwards, principally for net operating losses, that expire at various intervals between 2011 and 2030.

The United States Internal Revenue Service has closed examination of the Company's income tax returns through February 2006. In the United Kingdom, each legal entity is subject to examination by HM Revenue and Customs ("HMRC"), the United Kingdom equivalent of the United States Internal Revenue Service. HMRC has closed examination of the Company's income tax returns through 2008. In addition, state jurisdictions have closed examination of the Company's income tax returns through at least 2003, except for PacifiCorp where the examinations have been closed through 1993 in most cases. The Company's income tax returns in the Philippines, the most significant other foreign jurisdiction, have been closed through at least 2005.

As of December 31, 2010 and 2009, net unrecognized tax benefits totaled $308 million and $273 million, respectively, which included $189 million and $139 million, respectively, of tax positions that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective tax rate. The following table reconciles the beginning and ending balances of the Company's net unrecognized tax benefits for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$273	$169
Additions based on tax positions related to the current year	3	24
Additions for tax positions of prior years	62	89
Reductions for tax positions of prior years	(19)	(12)
Statute of limitations	(14)	(19)
Settlements	(4)	5
Interest and penalties	7	17
Ending balance	$308	$273

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

CalEnergy Philippines

In February 2002, pursuant to the share ownership adjustment mechanism in the CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") shareholder agreement, MEHC's indirect wholly owned subsidiary, CE Casecnan Ltd., advised the minority shareholder of CE Casecnan, LaPrairie Group Contractors (International) Ltd. ("LPG"), that MEHC's indirect ownership interest in CE Casecnan had increased to 100% effective from commencement of commercial operations. In 2002, LPG filed a complaint in the Superior Court of the State of California, City and County of San Francisco (the "Superior Court"), against CE Casecnan Ltd. and MEHC. In November 2010, following a series of Superior Court decisions, CE Casecnan Ltd., MEHC and LPG agreed to a settlement of all issues arising out of the litigation. The settlement resulted in LPG having a 15% ownership interest in CE Casecnan and had no material impact on the Consolidated Financial Statements.

In July 2005, MEHC and CE Casecnan Ltd. commenced an action against San Lorenzo Ruiz Builders and Developers Group, Inc. ("San Lorenzo") in the District Court of Douglas County, Nebraska (the "District Court"), seeking a declaratory judgment as to San Lorenzo's right to repurchase up to 15% of the shares in CE Casecnan. In January 2006, San Lorenzo filed a counterclaim against MEHC and CE Casecnan Ltd. seeking declaratory relief that it had effectively exercised its option to purchase up to 15% of the shares of CE Casecnan, that it was the rightful owner of such shares and that it was due all dividends previously paid on such shares. In March 2010, a directed verdict was issued in favor of San Lorenzo. In November 2010, CE Casecnan Ltd., MEHC and San Lorenzo agreed to a settlement of all issues arising out of the litigation and executed a Purchase Agreement and Release whereby, among other items, MEHC purchased San Lorenzo's ownership rights. The Purchase Agreement and Release resulted in (a) San Lorenzo having no ownership interest in CE Casecnan; (b) a $54 million pre-tax ($38 million after-tax) charge to net income attributable to MEHC; and (c) a $20 million pre-tax ($13 million after-tax) reduction in MEHC shareholders' equity.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. The Company believes it is in material compliance with all applicable laws and regulations.

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

In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess by March 31, 2012 whether removal of the Klamath hydroelectric system's four mainstem dams is in the public interest and will advance the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

Under the KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA must be enacted to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. If Congress does not enact legislation, then PacifiCorp will resume relicensing at the FERC. In addition, the KHSA limits PacifiCorp's contribution to dam removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. An additional $250 million for dam removal costs is expected to be raised through a California bond measure or other appropriate State of California financing mechanism. If dam removal costs exceed $200 million and if the State of California is unable to raise the additional funds necessary for dam removal costs, sufficient funds would need to be provided by an entity other than PacifiCorp in order for the KHSA and dam removal to proceed.

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the OPUC, and is depositing the proceeds in a trust account maintained by the OPUC. The California Public Utilities Commission issued a proposed decision in February 2011 with similar provisions for California customers and a final order is pending.

Purchase Obligations

The Company has the following purchase obligations that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2010 are as follows (in millions):

						2016 and
	2011	2012	2013	2014	2015	Thereafter	Total
Contract type:
Coal, electricity and natural gas
contract commitments	$1,415	$1,100	$934	$799	$619	$4,014	$8,881
Construction obligations	535	114	688	9	9	37	1,392
Operating leases and easements	82	67	51	38	29	285	552
Maintenance, service and
other commitments	70	35	32	27	21	153	338
	$2,102	$1,316	$1,705	$873	$678	$4,489	$11,163

Coal, Electricity and Natural Gas Contract Commitments

The Utilities have fuel supply and related transportation and lime contracts for their coal-fired and natural gas generating facilities. The Utilities expect to supplement these contracts with additional contracts and spot market purchases to fulfill their future fossil fuel needs. The Utilities acquire a portion of their electricity through long-term purchases and exchange agreements. The Utilities have several power purchase agreements with wind-powered and other generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the purchased electricity payments are any power purchase agreements that meet the definition of an operating lease.

Construction Obligations

The Company has significant future capital requirements for its ongoing construction program. Through its operating subsidiaries, the Company has approved plans for future capital expenditures to develop incremental generating capacity, foster the use of renewable resources, enhance transmission capabilities and mitigate environmental impacts through the installation of emission reduction technology, in addition to its ongoing operational construction program. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. Estimates may change significantly at any time as a result of, among other factors, changes in rules and regulations, including environmental and nuclear; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment, and materials; and the cost and availability of capital. The amounts included in the table relate to firm commitments. The following discussion describes the Company's overall commitments and includes amounts that the Company is not yet firmly committed through a purchase order or other agreement.

As part of the March 2006 acquisition of PacifiCorp, MEHC and PacifiCorp made a number of commitments to the state regulatory commissions in all six states in which PacifiCorp has retail customers. These commitments are generally being implemented over several years following the acquisition and are subject to subsequent regulatory review and approval. As of December 31, 2010, the status of the key financial commitments was as follows:

•
Invest approximately $812 million in emissions reduction technology for PacifiCorp's existing coal-fired generating facilities. Through December 31, 2010, PacifiCorp had spent a total of $1.2 billion, including non-cash equity AFUDC, on these emissions reduction projects. In June 2010, PacifiCorp filed notification of its completion of this commitment with the applicable state regulatory commissions.

•
Invest in certain transmission and distribution system projects that would enhance reliability, facilitate the receipt of renewable resources and enable further system optimization in an amount that was originally estimated to be approximately $520 million at the date of the acquisition. Through December 31, 2010, PacifiCorp had spent a total of $958 million in capital expenditures, including non-cash equity AFUDC, which was in excess of the original estimate due to the evolving nature of the projects agreed to in the commitment. This amount includes costs for the transmission expansion program discussed below.

The Energy Gateway Transmission Expansion Program, which began in 2007, represents a plan to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The plan includes several transmission line segments that will: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area.

MidAmerican Energy is constructing 593 MW of wind-powered generation that it expects to place in service in 2011. Total costs for these projects, excluding non-cash equity AFUDC, are estimated to be $1.0 billion, with the payment of approximately half of those costs deferred until late in 2013.

Operating Leases and Easements

The Company has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, land and rail cars. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. The Company also has non-cancelable easements for land on which its wind-powered generating facilities are located. Rent expense on non-cancelable operating leases totaled $88 million for 2010, $88 million for 2009 and $105 million for 2008.

Maintenance, Service and Other Commitments

The Company has various non-cancelable maintenance, service and other commitments primarily related to turbine and equipment maintenance and various other service agreements.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(17)    MEHC Shareholders' Equity

Common Stock

On March 14, 2000, and as amended on December 7, 2005, MEHC's shareholders entered into a Shareholder Agreement that provides specific rights to certain shareholders. One of these rights allows certain shareholders the ability to put their common shares back to MEHC at the then current fair value dependent on certain circumstances controlled by MEHC.

In March 2010, MEHC purchased 250,000 shares of common stock for $225 per share, or $56 million, from Mr. Scott (along with family members and related entities).

Common Stock Options
During 2009, 703,329 common stock options were exercised having an exercise price of $35.05 per share, or $25 million. Also in 2009, MEHC purchased the shares issued from the options exercised for $148 million. As a result, the Company recognized $125 million of stock-based compensation expense, including the Company's share of payroll taxes, for the year ended December 31, 2009, which is included in operating expense on the Consolidated Statements of Operations. As of December 31, 2009, there are no common stock options outstanding.

There were no common stock options exercised during the year ended December 31, 2008. There were 703,329 common stock options outstanding and exercisable with an exercise price of $35.05 per share and a remaining contractual life of 1.25 years as of December 31, 2008.

Restricted Net Assets

In connection with the 2006 acquisition of PacifiCorp by MEHC, MEHC and PacifiCorp have made commitments to the state commissions that limit the dividends PacifiCorp can pay to either MEHC or MEHC's wholly owned subsidiary, PPW Holdings LLC. As of December 31, 2010, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to MEHC or its affiliates without prior state regulatory approval to the extent that it would reduce PacifiCorp's common stock equity below 46.25% of its total capitalization, excluding short-term debt and current maturities of long-term debt. This minimum level of common equity declines to 45.25% for the year ending December 31, 2011 and 44% thereafter. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by MEHC as common equity. As of December 31, 2010, PacifiCorp's actual common stock equity percentage, as calculated under this measure, exceeded the minimum threshold.

These commitments also restrict PacifiCorp from making any distributions to either MEHC or MEHC's wholly owned subsidiary, PPW Holdings LLC, if PacifiCorp's unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2010, PacifiCorp's unsecured debt rating was A- by Standard & Poor's Rating Services, BBB+ by Fitch Ratings and Baa1 by Moody's Investor Service.

In conjunction with the March 1999 acquisition of MidAmerican Energy by MEHC, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's common equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2010, MidAmerican Energy's common equity ratio exceeded the minimum threshold computed on a basis consistent with its commitment.

As a result of these regulatory commitments, MEHC had restricted net assets of $7.045 billion as of December 31, 2010.

(18)    Preferred Securities of Subsidiaries

The total outstanding preferred stock of PacifiCorp, which does not have mandatory redemption requirements, is $41 million as of December 31, 2010 and 2009, is included in noncontrolling interests on the Consolidated Balance Sheets and accrues annual dividends at varying rates between 4.52% to 7.0%. Generally, this preferred stock is redeemable at stipulated prices plus accrued dividends, subject to certain restrictions. In the event of voluntary liquidation, all preferred stock is entitled to stated value or a specified preference amount per share plus accrued dividends. Upon involuntary liquidation, all preferred stock is entitled to stated value plus accrued dividends. Dividends on all preferred stock are cumulative. Holders also have the right to elect members to the PacifiCorp board of directors in the event dividends payable are in default in an amount equal to four full quarterly payments.

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements, may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, totaled $28 million and $31 million as of December 31, 2010 and 2009, respectively, and is included in noncontrolling interests on the Consolidated Balance Sheets. The securities accrue annual dividends at varying rates between 3.30% to 4.80%. The aggregate total the holders of all preferred securities outstanding as of December 31, 2010 and 2009 were entitled to upon involuntary bankruptcy was $27 million and $30 million, respectively, plus accrued dividends.

The total outstanding 8.061% cumulative preferred securities of a subsidiary of CE Electric UK, which are redeemable in the event of the revocation of the subsidiary's electricity distribution license by the Secretary of State, was $56 million as of December 31, 2010 and 2009 and is included in noncontrolling interests on the Consolidated Balance Sheets.

(19)    Components of Accumulated Other Comprehensive (Loss) Income, Net

Accumulated other comprehensive (loss) income attributable to MEHC, net consists of the following components as of December 31 (in millions):

	2010	2009

Unrecognized amounts on retirement benefits, net of tax of $(172) and $(201)	$(461)	$(515)
Foreign currency translation adjustment	(297)	(191)
Fair value adjustment on cash flow hedges, net of tax of $15 and $-	23	—
Unrealized gains on marketable securities, net of tax of $375 and $693	561	1,041
Total accumulated other comprehensive (loss) income attributable to MEHC, net	$(174)	$335

Upon conversion of the Constellation Energy 8% Preferred Stock in 2008, the Company reclassified unrealized gains from AOCI to earnings totaling $271 million, net of tax of $187 million. The unrealized gain and reclassification of the gain is presented net on the Consolidated Statements of Changes in Equity.

(20)    Other, Net

Other, net, as shown on the Consolidated Statements of Operations, for the years ending December 31 consists of the following (in millions):

	2010	2009	2008

Gain on Constellation Energy merger termination fee and investment	$—	$37	$1,092
Allowance for equity funds used during construction	89	68	73
Corporate-owned life insurance income (expense)	17	24	(13)
Other	4	17	36
Total other, net	$110	$146	$1,188

Gain on Constellation Energy Merger Termination Fee and Investment

On September 19, 2008, MEHC, Constellation Energy Group, Inc. ("Constellation Energy") and MEHC Merger Sub Inc. signed an Agreement and Plan of Merger (the "Merger Agreement"), under which Constellation Energy would have become an indirect wholly-owned subsidiary of MEHC. In addition, the Company purchased a $1 billion investment in Constellation Energy 8% Preferred Stock. On December 17, 2008, MEHC and Constellation Energy entered into a termination agreement, pursuant to which, among other things, the parties agreed to terminate the Merger Agreement , which resulted in the receipt of a $175 million termination fee and the conversion of the Constellation Energy 8% Preferred Stock into $418 million of cash and 19.9 million shares of Constellation Energy common stock valued at $499 million, which included $41 million of unrealized holding gains, as of December 31, 2008. During the year ended December 31, 2009, the Company sold 19.9 million shares of Constellation Energy common stock for $536 million, or an average price of $26.93 per share, and recognized gains totaling $37 million.

(21)    Supplemental Cash Flows Information

The summary of supplemental cash flows information for the years ending December 31 is as follows (in millions):

	2010	2009	2008

Interest paid, net of amounts capitalized	$1,128	$1,179	$1,218
Income taxes received(1)	$305	$288	$140

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$305	$341	$570
Issuance of note payable to acquire noncontrolling interest	$35	$—	$—
Conversion of Constellation Energy 8% Preferred Stock(2)	$—	$—	$1,458

(1)	Includes $433 million, $360 million and $266 million of income taxes received from Berkshire Hathaway in 2010, 2009 and 2008, respectively.

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

(22)    Segment Information

MEHC's reportable segments were determined based on how the Company's strategic units are managed. The Company's foreign reportable segments include CE Electric UK, whose business is principally in Great Britain, and CalEnergy Philippines, whose business is in the Philippines. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Income tax expense in 2010 and 2009 reflects the impact of tax method changes discussed in Note 15. Information related to the Company's reportable segments is shown below (in millions):

	Years Ended December 31,
	2010	2009	2008
Operating revenue:
PacifiCorp	$4,432	$4,457	$4,498
MidAmerican Funding	3,815	3,699	4,715
Northern Natural Gas	624	689	769
Kern River	357	372	443
CE Electric UK	802	825	993
CalEnergy Philippines	105	147	138
CalEnergy U.S.	32	31	30
HomeServices	1,020	1,037	1,133
Corporate/other(1)	(60)	(53)	(51)
Total operating revenue	$11,127	$11,204	$12,668

Depreciation and amortization:
PacifiCorp	$572	$558	$490
MidAmerican Funding	345	336	282
Northern Natural Gas	64	63	60
Kern River	109	101	86
CE Electric UK	157	165	179
CalEnergy Philippines	23	23	22
CalEnergy U.S.	8	8	8
HomeServices	14	18	19
Corporate/other(1)	(16)	(16)	(17)
Total depreciation and amortization	$1,276	$1,256	$1,129

Operating income:
PacifiCorp	$1,055	$1,079	$952
MidAmerican Funding	460	469	590
Northern Natural Gas	274	337	457
Kern River	198	221	305
CE Electric UK	474	394	514
CalEnergy Philippines	71	113	103
CalEnergy U.S.	17	15	15
HomeServices	17	11	(58)
Corporate/other(1)	(64)	(174)	(50)
Total operating income	2,502	2,465	2,828
Interest expense	(1,225)	(1,275)	(1,333)
Capitalized interest	54	41	54
Interest and dividend income	24	38	75
Other, net	110	146	1,188
Total income before income tax expense and equity income	$1,465	$1,415	$2,812

	Years Ended December 31,
	2010	2009	2008
Interest expense:
PacifiCorp	$403	$412	$343
MidAmerican Funding	192	197	207
Northern Natural Gas	60	60	61
Kern River	51	56	67
CE Electric UK	146	153	186
CalEnergy Philippines	4	4	8
CalEnergy U.S.	16	16	17
HomeServices	—	—	2
Corporate/other(1)	353	377	442
Total interest expense	$1,225	$1,275	$1,333

Income tax expense:
PacifiCorp	$212	$236	$239
MidAmerican Funding	(62)	(43)	107
Northern Natural Gas	94	118	157
Kern River	58	63	90
CE Electric UK	51	66	82
CalEnergy Philippines	33	48	48
CalEnergy U.S.	2	1	1
HomeServices	13	17	(20)
Corporate/other(1)	(203)	(224)	278
Total income tax expense	$198	$282	$982

Capital expenditures:
PacifiCorp	$1,607	$2,328	$1,789
MidAmerican Funding	338	439	1,473
Northern Natural Gas	136	177	196
Kern River	157	73	24
CE Electric UK	349	387	440
CalEnergy Philippines	1	1	1
HomeServices	5	6	12
Corporate/other	—	2	2
Total capital expenditures	$2,593	$3,413	$3,937

	As of December 31,
	2010	2009	2008
Property, plant and equipment, net:
PacifiCorp	$16,491	$15,647	$13,824
MidAmerican Funding	6,960	6,986	6,942
Northern Natural Gas	2,163	2,106	1,978
Kern River	1,794	1,717	1,722
CE Electric UK	4,164	4,132	3,612
CalEnergy Philippines	240	261	282
CalEnergy U.S.	199	206	213
HomeServices	51	59	66
Corporate/other	(163)	(178)	(185)
Total property, plant and equipment, net	$31,899	$30,936	$28,454

Total assets:
PacifiCorp	$21,410	$20,244	$18,339
MidAmerican Funding	11,134	10,732	10,632
Northern Natural Gas	2,795	2,657	2,595
Kern River	1,949	1,875	1,910
CE Electric UK	5,512	5,622	4,921
CalEnergy Philippines	336	463	442
CalEnergy U.S.	569	569	550
HomeServices	649	657	674
Corporate/other	1,314	1,865	1,378
Total assets	$45,668	$44,684	$41,441

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "Corporate/other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009 (in millions):

			Northern		CE
		MidAmerican	Natural	Kern	Electric	CalEnergy	Home-
	PacifiCorp	Funding	Gas	River	UK	U.S.	Services	Total

Balance, January 1, 2009	$1,126	$2,102	$249	$34	$1,050	$71	$391	$5,023
Foreign currency translation	—	—	—	—	80	—	—	80
Other	—	—	(26)	—	—	—	1	(25)
Balance, December 31, 2009	1,126	2,102	223	34	1,130	71	392	5,078
Foreign currency translation	—	—	—	—	(29)	—	—	(29)
Other	—	—	(26)	—	—	—	2	(24)
Balance, December 31, 2010	$1,126	$2,102	$197	$34	$1,101	$71	$394	$5,025

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

MidAmerican Energy Holdings Company
February 28, 2011

Item 9B.    Other Information

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the six-month period ended December 31, 2010. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of December 31, 2010. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the six-month period ended December 31, 2010. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the six-month period ended December 31, 2010.

	Mine Safety Act
							Total
			Section		Section		Value of
	Section 104(a)		104(d)		107(a)		Proposed
	Significant &	Section	Citations	Section	Imminent	Section	MSHA	Legal
Coal Mine or	Substantial	104(b)	&	110(b)(2)	Danger	104(e)	Assessments	Actions
Coal Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending

Deer Creek	13	—	1	—	—	—	$84	17
Bridger (surface)	4	—	—	—	—	—	7	6
Bridger (underground)	16	—	—	—	1	—	90	17
Cottonwood Preparatory Plant	—	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	1	—	—	—	—	—	—	—

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MEHC is a consolidated subsidiary of Berkshire Hathaway. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. MEHC's Board of Directors appoints executive officers annually. There are no family relationships among the executive officers, nor, except as set forth in employment agreements, any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of January 31, 2011, with respect to the current directors and executive officers of MEHC:

DAVID L. SOKOL, 54, Chairman of the Board of Directors since 1994, director since 1991 and Chief Executive Officer from 1993 to 2008. Mr. Sokol also serves as Chairman of Johns Manville Corporation, Chairman and Chief Executive Officer of NetJets, Inc. and a director of BYD Company Limited. Mr. Sokol has extensive executive management experience.

GREGORY E. ABEL, 48, Chief Executive Officer since 2008, director since 2000, President since 1998 and Chief Operating Officer from 1998 to 2008. Mr. Abel joined MEHC in 1992 and has extensive executive management experience in the energy industry. Mr. Abel is also a director of PacifiCorp.

PATRICK J. GOODMAN, 44, Senior Vice President and Chief Financial Officer since 1999. Mr. Goodman joined MEHC in 1995. Mr. Goodman is also a director of PacifiCorp and a Manager of MidAmerican Funding, LLC.

DOUGLAS L. ANDERSON, 52, Senior Vice President, General Counsel and Corporate Secretary since 2001. Mr. Anderson joined MEHC in 1993. Mr. Anderson is also a director of PacifiCorp and a Manager of MidAmerican Funding, LLC.

MAUREEN E. SAMMON, 47, Senior Vice President and Chief Administrative Officer since 2007. Ms. Sammon has been employed by MEHC and its predecessor companies since 1986 and has held several positions, including Vice President, Human Resources and Insurance.

WARREN E. BUFFETT, 80, Director. Mr. Buffett has been a director of MEHC since 2000 and has been Chairman of the Board of Directors and Chief Executive Officer of Berkshire Hathaway for more than five years. Mr. Buffett previously served as a director of The Washington Post Company and The Coca-Cola Company. Mr. Buffet has significant experience as Chairman and Chief Executive Officer of Berkshire Hathaway.

WALTER SCOTT, JR., 79, Director. Mr. Scott has been a director of MEHC since 1991 and has been Chairman of the Board of Directors of Level 3 Communications, Inc., a successor to certain businesses of Peter Kiewit & Sons', Inc., for more than five years. Mr. Scott is also a director of Peter Kiewit & Sons', Inc., Berkshire Hathaway and Valmont Industries, Inc. and previously served as a director of Burlington Resources, Inc. and Commonwealth Telephone Enterprises, Inc. Mr. Scott has significant experience and financial expertise as a past chief executive officer and as a director of both public and private corporations and as chairman of a major charitable foundation.

MARC D. HAMBURG, 61, Director. Mr. Hamburg has been a director of MEHC since 2000 and has been Senior Vice President and Chief Financial Officer of Berkshire Hathaway for more than five years. Mr. Hamburg has significant financial experience, including expertise in mergers and acquisitions; accounting; treasury; and tax functions.

Board's Role in the Risk Oversight Process

MEHC's Board of Directors is comprised of a combination of MEHC senior management, Berkshire Hathaway senior executives and MEHC owners who have responsibility for the management and oversight of risk. MEHC's Board of Directors has not established a separate risk management and oversight committee.

Audit Committee and Audit Committee Financial Expert

The audit committee of the Board of Directors is comprised of Mr. Marc D. Hamburg. The Board of Directors has determined that Mr. Hamburg qualifies as an "audit committee financial expert," as defined by SEC rules, based on his education, experience and background. Based on the standards of the New York Stock Exchange LLC, on which the common stock of MEHC's majority owner, Berkshire Hathaway, is listed, MEHC's Board of Directors has determined that Mr. Hamburg is not independent because of his employment by Berkshire Hathaway.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

We believe that the compensation paid to each of our President and Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our three other most highly compensated executive officers, to whom we refer collectively as our Named Executive Officers, or NEOs, should be closely aligned with our overall performance, and each NEO's contribution to that performance, on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for our organization. Our compensation programs are designed to provide our NEOs meaningful incentives for superior corporate and individual performance. Performance is evaluated on a subjective basis within the context of both financial and non-financial objectives that we believe contribute to our long-term success, among which are customer service, operational excellence, financial strength, employee commitment and safety, environmental respect and regulatory integrity.

How is Compensation Determined

Our Compensation Committee is comprised of Messrs. Warren E. Buffett and Walter Scott, Jr. The Compensation Committee is responsible for the establishment and oversight of our compensation policy. Approval of compensation decisions for our NEOs is made by the Compensation Committee, unless specifically delegated. Although the Compensation Committee reviews each NEO's complete compensation package at least annually, it has delegated to the Chairman of the Board of Directors, or Chairman, and the CEO authority to approve off-cycle pay changes, performance awards and participation in other employee benefit plans and programs.

Our criteria for assessing executive performance and determining compensation in any year is inherently subjective and is not based upon specific formulas or weighting of factors. Given the uniqueness of each NEO's duties, we do not specifically use other companies as benchmarks when establishing our NEOs' initial compensation. Subsequently, the Compensation Committee reviews peer company data when making annual base salary and incentive recommendations for the Chairman and the CEO. The peer companies for 2010 were American Electric Power Company, Inc., Consolidated Edison, Inc., Dominion Resources, Inc., Edison International, Energy Future Holdings Corp., Entergy Corporation, Exelon Corporation, FirstEnergy Corp., NextEra Energy, PG&E Corporation, Progress Energy, Inc., Public Service Enterprise Group Incorporated, Sempra Energy, The Southern Company and Xcel Energy Inc.

We engage the compensation practice of Towers Watson to research and document the peer company data to be reviewed by the Compensation Committee when making annual base salary and incentive recommendations for the Chairman and the CEO. The fee paid to Towers Watson for this service was $6,400 in 2010. We also engage Towers Watson to provide other services unrelated to executive compensation, including actuarial and consulting services related to our retirement plans. These services are approved by senior management and the aggregate fees paid to Towers Watson for these services were $971,980 in 2010. Our Board of Directors is not involved in the selection or approval of Towers Watson for these services.

Discussion and Analysis of Specific Compensation Elements

Base Salary

We determine base salaries for all of our NEOs by reviewing our overall performance and each NEO's performance, the value each NEO brings to us and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The Chairman and CEO together make recommendations regarding the other NEOs' base salaries. The Chairman makes recommendations regarding the CEO's base salary, and the Compensation Committee sets our Chairman's base salary. All merit increases are approved by the Compensation Committee and take effect on January 1 of each year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. In 2010, none of the NEOs received base salary increases. There have been no base salary changes for our NEOs since the January 1, 2009 merit increase.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate goals while also providing NEOs with competitive total cash compensation.

Performance Incentive Plan

Under our Performance Incentive Plan, or PIP, all NEOs are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis and is not based on a specific formula or cap. A variety of factors are considered in determining each NEO's annual incentive award including the NEO's performance, our overall performance and each NEO's contribution to that overall performance. An individual NEO's performance is evaluated using financial and non-financial principles, including customer service; operational excellence; financial strength; employee commitment and safety; environmental respect; and regulatory integrity, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to the determination of the amounts paid to each NEO under the PIP for 2010. The Chairman and the CEO together recommend annual incentive awards for the other NEOs to the Compensation Committee prior to the last committee meeting of each year, held in the fourth quarter. The Chairman recommends the annual incentive award for the CEO, and the Compensation Committee determines the Chairman's award. If approved by the Compensation Committee, awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the PIP, we may grant cash performance awards periodically during the year to one or more NEOs to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by the CEO, as delegated by the Chairman and the Compensation Committee. There were no performance awards granted to our NEOs during 2010. Although both Messrs. Sokol and Abel are eligible for performance awards, neither has been granted an award in the past five years.

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

Long-Term Incentive Partnership Plan

The MidAmerican Energy Holdings Company Long-Term Incentive Partnership Plan, or LTIP, is designed to retain key employees and to align our interests and the interests of the participating employees. Messrs. Goodman and Anderson and Ms. Sammon, as well as 91 other employees, participate in this plan, while our Chairman and our CEO do not. Our LTIP provides for annual discretionary awards based upon significant accomplishments by the individual participants and the achievement of the financial and non-financial objectives previously described. The goals are developed with the objective of being attainable with a sustained, focused and concerted effort and are determined and communicated in January of each plan year. Participation is discretionary and is determined by the Chairman and the CEO who recommend awards to the Compensation Committee annually in the fourth quarter. Except for limited situations of extraordinary performance, awards are capped at 1.5 times base salary and finalized in the first quarter of the following year. These cash-based awards are subject to mandatory deferral and equal annual vesting over a five-year period starting in the performance year. Participants allocate the value of their deferral accounts among various investment alternatives. Gains or losses may be incurred based on investment performance. Participating NEOs may elect to defer all or a part of the award or receive payment in cash after the five-year mandatory deferral and vesting period. Vested balances (including any investment profits or losses thereon) of terminating participants are paid at the time of termination.

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

Other Employee Benefits

Supplemental Executive Retirement Plan

The MidAmerican Energy Company Supplemental Executive Retirement Plan for Designated Officers, or SERP, provides additional retirement benefits to participants. We include the SERP as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package and as a key retention tool. Messrs. Sokol, Abel and Goodman participate in the SERP and we have no plans to add new participants in the future. The SERP provides annual retirement benefits of up to 65% of a participant's total cash compensation in effect immediately prior to retirement, subject to an annual $1 million maximum retirement benefit. Total cash compensation means (a) the highest amount payable to a participant as monthly base salary during the five years immediately prior to retirement multiplied by 12, plus (b) the average of the participant's annual awards under an annual incentive bonus program during the three years immediately prior to the year of retirement and (c) special, additional or non-recurring bonus awards, if any, that are required to be included in total cash compensation pursuant to a participant's employment agreement or approved for inclusion by the Board of Directors. All participating NEOs have met the five-year service requirement under the plan. Mr. Goodman's SERP benefit will be reduced by the amount of his regular retirement benefit under the MidAmerican Energy Company Retirement Plan, his actuarially equivalent benefit under the fixed 401(k) contribution option and ratably for retirement between ages 55 and 65.

Deferred Compensation Plan

The MidAmerican Energy Holdings Company Executive Voluntary Deferred Compensation Plan, or DCP, provides a means for all NEOs to make voluntary deferrals of up to 50% of base salary and 100% of short-term incentive compensation awards. We include the DCP as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package. The deferrals and any investment returns grow on a tax-deferred basis. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of eight investment options offered under the DCP and selected by the participant. The plan allows participants to choose from three forms of distribution. The plan permits us to make discretionary contributions on behalf of participants; however, we have not made contributions to date.

Financial Planning and Tax Preparation

We reimburse NEOs for financial planning and tax preparation services. The value of the benefit is included in the NEO's taxable income. It is offered both as a competitive benefit itself and also to help ensure our NEOs best utilize the other forms of compensation we provide to them.

Executive Life Insurance

We provide universal life insurance to Messrs. Sokol, Abel and Goodman, having a death benefit of two times annual base salary during employment, reducing to one times annual base salary in retirement. The value of the benefit is included in the NEO's taxable income. We include the executive life insurance as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of our NEOs during the years indicated:

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
Name and				Incentive	Deferred	All
Principal		Base		Plan	Compensation	Other
Position	Year	Salary	Bonus(1)	Compensation	Earnings(2)	Compensation(3)	Total(4)

David L. Sokol, Chairman of	2010	$750,000	$—	$—	$1,199,000	$50,836	$1,999,836
the Board of Directors	2009	750,000	6,000,000	—	980,000	252,926	7,982,926
	2008	822,917	13,000,000	—	—	424,749	14,247,666

Gregory E. Abel, President and	2010	1,000,000	6,000,000	—	1,093,000	352,642	8,445,642
Chief Executive Officer	2009	1,000,000	5,000,000	—	890,000	266,699	7,156,699
	2008	1,000,000	5,000,000	—	369,000	437,792	6,806,792

Patrick J. Goodman, Senior Vice	2010	340,000	1,360,900	—	320,000	38,622	2,059,522
President and Chief Financial	2009	340,000	1,292,543	—	203,000	58,667	1,894,210
Officer	2008	330,000	673,081	—	18,000	45,631	1,066,712

Douglas L. Anderson, Senior Vice	2010	308,000	905,687	—	4,000	48,329	1,266,016
President and General Counsel	2009	308,000	922,618	—	5,000	51,650	1,287,268
	2008	300,000	558,397	—	28,000	31,536	917,933

Maureen E. Sammon, Senior Vice	2010	221,000	569,333	—	5,000	38,723	834,056
President and Chief	2009	221,000	524,790	—	5,000	37,495	788,285
Administrative Officer	2008	215,000	250,930	—	31,000	20,159	517,089

(1)
Consists of annual cash incentive awards earned pursuant to the PIP for our NEOs, performance awards earned related to non-routine projects, special achievement bonuses and the vesting of LTIP awards and associated vested earnings. The breakout for 2010 is as follows:

			Special	LTIP
		Performance	Achievement	Vested	Vested
	PIP	Award	Bonus	Awards	Earnings	Total

David L. Sokol	$—	$—	$—	$—	$—	$—
Gregory E. Abel	6,000,000	—	—	—	—	—
Patrick J. Goodman	400,000	—	—	679,750	281,150	960,900
Douglas L. Anderson	300,000	—	—	382,350	223,337	605,687
Maureen E. Sammon	175,000	—	—	247,800	146,533	394,333

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. Net income, the net income target goal and the matrix below were used in determining the gross amount of the LTIP award available to the participants. Net income for determining the award and the award itself are subject to discretionary adjustment by the Chairman, CEO and Compensation Committee. In 2010, the gross award and per-point value were determined based on the overall achievement of our financial and non-financial objectives.

Net Income	Award

Less than or equal to net income target goal	None
Exceeds net income target goal by 0.01% - 3.25%	15% of excess
Exceeds net income target goal by 3.251% - 6.50%	15% of the first 3.25% excess;
25% of excess over 3.25%
Exceeds net income target goal by more than 6.50%	15% of the first 3.25% excess;
25% of the next 3.25% excess;
35% of excess over 6.50%

Points are allocated among plan participants either as initial points or year-end performance points. A nominating committee recommends the point allocation, subject to approval by the Chairman and the CEO, based upon a discretionary evaluation of individual achievement of financial and non-financial goals previously described herein. A participant's award equals the participants allocated points multiplied by the final per-point value, capped at 1.5 times base salary except in extraordinary circumstances.

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which include our cash balance and SERP, as applicable. Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of the pension plans' measurement dates. No participant in our DCP earned “above-market” or “preferential” earnings on amounts deferred.

(3)
Amounts consist of vacation payouts and 401(k) contributions we paid on behalf of the NEOs, as well as perquisites and other personal benefits related to life insurance premiums, the personal use of corporate aircraft and financial planning and tax preparation that we paid on behalf of Messrs. Sokol, Abel, Goodman and Anderson. The personal use of corporate aircraft represents our incremental cost of providing this personal benefit determined by applying the percentage of flight hours used for personal use to our variable expenses incurred from operating our corporate aircraft. All other compensation is based upon amounts paid by us.

Items required to be reported and quantified are as follows: Mr. Sokol - 401(k) contributions of $11,515; Mr. Abel - personal use of corporate aircraft of $267,192, life insurance premiums of $64,103 and 401(k) contributions of $11,515; Mr. Goodman - 401(k) contributions of $27,440; Mr. Anderson - 401(k) contributions of $27,440 and vacation payouts of $20,434; and Ms. Sammon - 401(k) contributions of $27,248 and vacation payouts of $11,475.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the summary compensation table.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of our NEOs as of December 31, 2010:

		Number of
		years	Present value	Payments
		credited	of accumulated	during last
Name	Plan name	service(1)	benefit(2)	fiscal year

David L. Sokol	SERP	n/a	$7,575,000	$—
	MidAmerican Energy Company Retirement Plan	n/a	255,000	—

Gregory E. Abel	SERP	n/a	6,010,000	—
	MidAmerican Energy Company Retirement Plan	n/a	245,000	—

Patrick J. Goodman	SERP	16 years	934,000	—
	MidAmerican Energy Company Retirement Plan	12 years	208,000	—

Douglas L. Anderson	MidAmerican Energy Company Retirement Plan	12 years	213,000	—

Maureen E. Sammon	MidAmerican Energy Company Retirement Plan	24 years	240,000	—

(1)
The pension benefits for Messrs. Sokol and Abel do not depend on their years of service, as both have already reached their maximum benefit levels based on their respective ages and previous triggering events described in their employment agreements. Mr. Goodman's credited years of service includes twelve years of service with us and, for purposes of the SERP only, four additional years of imputed service from a predecessor company.

(2)
Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of December 31, 2010, which is the measurement date for the plans. The present value of accumulated benefits for the SERP was calculated using the following assumptions: (1) Mr. Sokol - a 100% joint and survivor annuity; (2) Mr. Abel - a 100% joint and survivor annuity; and (3) Mr. Goodman - a 66 2/3% joint and survivor annuity. The present value of accumulated benefits for the MidAmerican Energy Company Retirement Plan was calculated using a lump sum payment assumption. The present value assumptions used in calculating the present value of accumulated benefits for both the SERP and the MidAmerican Energy Company Retirement Plan were as follows: a cash balance interest crediting rate of 1.01% in 2010, 0.95% in 2011 and 4.75% thereafter; cash balance conversion rates of 5.10% in 2010, 5.30% in 2011 and 5.50% in 2012 and thereafter; a discount rate of 5.50%; an expected retirement age of 65; postretirement mortality using the RP-2000 M/F tables projected to 2011 with Scale AA; and cash balance conversion mortality using the Notice 2008-85 tables.

The SERP provides annual retirement benefits up to 65% of a participant's total cash compensation in effect immediately prior to retirement, subject to an annual $1 million maximum retirement benefit. Total cash compensation means (i) the highest amount payable to a participant as monthly base salary during the five years immediately prior to retirement multiplied by 12, plus (ii) the average of the participant's awards under an annual incentive bonus program during the three years immediately prior to the year of retirement and (iii) special, additional or non-recurring bonus awards, if any, that are required to be included in total cash compensation pursuant to a participant's employment agreement or approved for inclusion by the Board of Directors. Mr. Goodman's SERP benefit will be reduced by the amount of his regular retirement benefit under the MidAmerican Energy Company Retirement Plan, his actuarially equivalent benefit under the fixed 401(k) contribution option and ratably for retirement between ages 55 and 65. A survivor benefit is payable to a surviving spouse under the SERP. Benefits from the SERP will be paid out of general corporate funds; however, through a Rabbi trust, we maintain life insurance on participants in amounts expected to be sufficient to fund the after-tax cost of the projected benefits. Deferred compensation is considered part of the salary covered by the SERP.

Under the MidAmerican Energy Company Retirement Plan, each NEO has an account, for record-keeping purposes only, to which credits are allocated annually based upon a percentage of the NEO's base salary and incentive paid in the plan year. In addition, all balances in the accounts of NEOs earn a fixed rate of interest that is credited annually. The interest rate for a particular year is based on the one-year constant maturity Treasury yield plus seven-tenths of one percentage point. Each NEO is vested in the MidAmerican Energy Company Retirement Plan. At retirement, or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the NEO in the form of a lump sum or an annuity.

In 2008, non-union employee participants in the MidAmerican Energy Company Retirement Plan were offered the option to continue to receive pay credits in the MidAmerican Energy Company Retirement Plan or receive equivalent fixed contributions to the MidAmerican Energy Company Retirement Savings Plan, or 401(k) plan, with any such election becoming effective January 1, 2009. Messrs. Goodman and Anderson and Ms. Sammon elected the equivalent fixed 401(k) contribution option and, therefore, no longer receive pay credits in the MidAmerican Energy Company Retirement Plan; however, they each continue to receive interest credits.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of our NEOs at December 31, 2010:

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	balance as of
	contributions	contributions	earnings	withdrawals/	December 31,
Name	in 2010(1)	in 2010	in 2010	distributions	2010(2)(3)

David L. Sokol	$—	$—	$—	$—	$—

Gregory E. Abel	300,000	—	179,759	—	1,636,809

Patrick J. Goodman	—	—	96,451	(51,725)	1,010,915

Douglas L. Anderson	445,009	—	203,895	(45,915)	1,871,894

Maureen E. Sammon	255,135	—	109,307	—	1,100,385

(1)
The contribution amount shown for Mr. Abel is included in the 2010 total compensation reported for him in the Summary Compensation Table and is not additional earned compensation. The contribution amounts shown for Mr. Anderson and Ms. Sammon include $306,784 and $150,411, respectively, earned toward their 2006 LTIP awards prior to 2010. Therefore, these amounts are not included in the 2010 total compensation reported for Mr. Anderson and Ms. Sammon, respectively, in the Summary Compensation Table.

(2)
The aggregate balance as of December 31, 2010 shown for Messrs. Abel and Anderson and Ms. Sammon includes $250,000, $124,286 and $137,228, respectively, of compensation previously reported in 2009 in the Summary Compensation Table, and $250,000, $30,220 and $36,895, respectively, of compensation previously reported in 2008 in the Summary Compensation Table.

(3)
Excludes the value of 10,041 shares of our common stock reserved for issuance to Mr. Abel. Mr. Abel deferred the right to receive the value of these shares pursuant to a legacy nonqualified deferred compensation plan.

Eligibility for our DCP is restricted to select management and highly compensated employees. The plan provides tax benefits to eligible participants by allowing them to defer compensation on a pretax basis, thus reducing their current taxable income. Deferrals and any investment returns grow on a tax-deferred basis, thus participants pay no income tax until they receive distributions. The DCP permits participants to make a voluntary deferral of up to 50% of base salary and 100% of short-term incentive compensation awards. All deferrals are net of social security taxes. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of eight investment options offered by the plan and selected by the participant. Gains or losses are calculated daily, and returns are posted to accounts based on participants' fund allocation elections. Participants can change their fund allocations as of the end of any day on which the market is open.

The DCP allows participants to maintain three accounts based upon when they want to receive payments: retirement account, in-service account and education account. Both the retirement and in-service accounts can be distributed as lump sums or in up to 10 annual installments. The education account is distributed in four annual installments. If a participant leaves employment prior to retirement (age 55) all amounts in the participant's account will be paid out in a lump sum as soon as administratively practicable. Participants are 100% vested in their deferrals and any investment gains or losses recorded in their accounts.

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

Mr. Sokol's employment will terminate upon his resignation, permanent disability, death, termination by us with or without cause, or our failure to provide Mr. Sokol with the compensation or to maintain the job responsibilities set forth in his employment agreement. A termination of employment of either Messrs. Abel or Goodman will occur upon his resignation (with or without good reason), permanent disability, death, or termination by us with or without cause. The employment agreements for Messrs. Sokol and Abel also include provisions specific to the calculation of their respective SERP benefits.

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

David L. Sokol

Mr. Sokol's employment agreement provides that in the event Mr. Sokol is terminated as Chairman of the Board due to death, disability or other than for cause, he is entitled to (i) any accrued but unpaid base salary plus an amount equal to the aggregate annual base salary that would have been paid to him through the fifth anniversary of the date he commenced his employment solely as Chairman of the Board and (ii) the continuation of his senior executive employee benefits (or the economic equivalent thereof) through such fifth anniversary.

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

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios described above. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) account balances and those portions of life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2010, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive	Insurance(2)	Pension(3)	Continuation(4)	Other Taxes(5)

Retirement	$—	$—	$—	$8,100,000	$—	$—

Involuntary Without Cause, Company	1,718,750	—	—	8,100,000	57,145	—
Breach and Disability

Death	1,718,750	—	1,410,980	7,228,000	57,145	—

(1)	The cash severance payments are determined in accordance with Mr. Sokol's employment agreement.

(2)
Life insurance benefits are equal to two times base salary, as of the preceding June 1, less the benefits otherwise payable in all other termination scenarios, which are equal to the total cash value of the policies less cumulative premiums paid by us.

(3)
Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table. Mr. Sokol's death scenario is based on a 100% joint and survivor with 15-year certain annuity commencing immediately. Mr. Sokol's other termination scenarios are based on a 100% joint and survivor annuity commencing immediately.

(4)
Includes health and welfare, life insurance and financial planning and tax preparation benefits through the fifth anniversary of the date Mr. Sokol commenced his employment solely as Chairman of the Board. The health and welfare benefit amounts are estimated using the rates we currently charge employees terminating employment but electing to continue their medical, dental and vision insurance after termination. These amounts are grossed-up for taxes and then reduced by the amount Mr. Sokol would have paid if he had continued his employment. The life insurance benefit amounts are based on the cost of individual policies offering benefits equivalent to our group coverage and are grossed-up for taxes. These amounts also assume benefit continuation for the entire five year period, with no offset by another employer. We will also continue to provide financial planning and tax preparation reimbursement, or the economic equivalent thereof, for five years or pay a lump sum cash amount to keep Mr. Sokol in the same economic position on an after-tax basis. The amount included is based on an annual estimated cost using the most recent three-year average annual reimbursement. If it is determined that benefits paid with respect to the extension of medical and dental benefits to Mr. Sokol would not be exempt from taxation under the Internal Revenue Code, we shall pay to Mr. Sokol a lump sum cash payment following separation from service to allow him to obtain equivalent medical and dental benefits and which would put him in the same after-tax economic position.

(5)
As provided in Mr. Sokol's employment agreement, should it be deemed under Section 280G of the Internal Revenue Code that termination payments constitute excess parachute payments subject to an excise tax, we will gross up such payments to cover the excise tax and any additional taxes associated with such gross-up. Based on computations prescribed under Section 280G and related regulations, we do not believe that any of the termination scenarios are subject to any excise tax.

Gregory E. Abel

Mr. Abel's employment agreement entitles him to receive two years base salary continuation and payments in respect of average bonuses for the prior two years in the event we terminate his employment other than for cause. The payments are to be paid as a lump sum with no discount for present valuation.

In addition, if Mr. Abel's employment is terminated due to death, permanent disability or other than for cause, he is entitled to continuation of his senior executive employee benefits (or the economic equivalent thereof) for two years. If Mr. Abel resigns, we must pay him any accrued but unpaid base salary, unless he resigns for good reason, in which case he will receive the same benefits as if he were terminated other than for cause.

Payments made in accordance with the employment agreement are contingent on Mr. Abel complying with the confidentiality and post-employment restrictions described therein. The term of the agreement effectively expires on August 6, 2015, and is extended automatically for additional one year terms thereafter subject to Mr. Abel's election to decline renewal at least 365 days prior to the August 6 that is four years prior to the current expiration date (or by August 6, 2011 for the agreement not to extend to August 6, 2016).

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2010, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive	Insurance(2)	Pension(3)	Continuation(4)	Other Taxes(5)

Retirement, Voluntary and Involuntary	$—	$—	$—	$10,927,000	$—	$—
With Cause

Involuntary Without Cause, Disability and	13,000,000	—	—	10,927,000	57,193	—
Voluntary With Good Reason

Death	13,000,000	—	1,942,290	10,526,000	57,193	—

(1)	The cash severance payments are determined in accordance with Mr. Abel's employment agreement.

(2)
Life insurance benefits are equal to two times base salary, as of the preceding June 1, less the benefits otherwise payable in all other termination scenarios, which are equal to the total cash value of the policies less cumulative premiums paid by us.

(3)
Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table. Mr. Abel's death scenario is based on a 100% joint and survivor with 15-year certain annuity commencing immediately. Mr. Abel's other termination scenarios are based on a 100% joint and survivor annuity commencing immediately.

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

(5)
As provided in Mr. Abel's employment agreement, should it be deemed under Section 280G of the Internal Revenue Code that termination payments constitute excess parachute payments subject to an excise tax, we will gross up such payments to cover the excise tax and any additional taxes associated with such gross-up. Based on computations prescribed under Section 280G and related regulations, we do not believe that any of the termination scenarios are subject to any excise tax.

Patrick J. Goodman
Mr. Goodman's employment agreement entitles him to receive two years base salary continuation and payments in respect of average bonuses for the prior two years in the event we terminate his employment other than for cause. The payments are to be paid as a lump sum with no discount for present valuation.

In addition, if Mr. Goodman's employment is terminated due to death, permanent disability or other than for cause, he is entitled to continuation of his senior executive employee benefits (or the economic equivalent thereof) for one year. If Mr. Goodman resigns, we must pay him any accrued but unpaid base salary, unless he resigns for good reason, in which case he will receive the same benefits as if he were terminated other than for cause.

Payments made in accordance with the employment agreement are contingent on Mr. Goodman complying with the confidentiality and post-employment restrictions described therein. The term of the agreement expires on April 21, 2012, but is extended automatically for additional one year terms thereafter subject to Mr. Goodman's election to decline renewal at least 365 days prior to the then current expiration date or termination.

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments, life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2010, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive(2)	Insurance(3)	Pension(4)	Continuation(5)	Other Taxes(6)

Retirement and Voluntary	$—	$—	$—	$804,000	$—	$—

Involuntary With Cause	—	—	—	—	—	—

Involuntary Without Cause and Voluntary	2,617,500	—	—	804,000	16,998	—
With Good Reason

Death	2,617,500	1,535,774	662,653	3,921,000	16,998	—

Disability	2,617,500	1,535,774	—	2,182,000	16,998	—

(1)	The cash severance payments are determined in accordance with Mr. Goodman's employment agreement.

(2)	Amounts represent the unvested portion of Mr. Goodman's LTIP account, which becomes 100% vested upon his death or disability.

(3)
Life insurance benefits are equal to two times base salary, as of the preceding June 1, less the benefits otherwise payable in all other termination scenarios, which are equal to the total cash value of the policies less cumulative premiums paid by us.

(4)
Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table. Mr. Goodman's voluntary termination, retirement, involuntary without cause, and change in control termination scenarios are based on a 66 2/3% joint and survivor annuity commencing at age 55 (reductions for termination prior to age 55 and commencement prior to age 65). Mr. Goodman's disability scenario is based on a 66 2/3% joint and survivor annuity commencing at age 55 (no reduction for termination prior to age 55, reduced for commencement prior to age 65). Mr. Goodman's death scenario is based on a 15-year certain only annuity commencing immediately (no reduction for termination prior to age 55 and commencement prior to age 65).

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

(6)
As provided in Mr. Goodman's employment agreement, should it be deemed under Section 280G of the Internal Revenue Code that termination payments constitute excess parachute payments subject to an excise tax, we will gross up such payments to cover the excise tax and any additional taxes associated with such gross-up. Based on computations prescribed under Section 280G and related regulations, we do not believe that any of the termination scenarios are subject to any excise tax.

Douglas L. Anderson

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2010, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance	Incentive(1)	Insurance	Pension(2)	Continuation	Other Taxes

Retirement, Voluntary and Involuntary With or	$—	$—	$—	$28,000	$—	$—
Without Cause

Death and Disability	—	775,536	—	28,000	—	—

(1)	Amounts represent the unvested portion of Mr. Anderson's LTIP account, which becomes 100% vested upon his death or disability.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table.

Maureen E. Sammon

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2010, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance	Incentive(1)	Insurance	Pension(2)	Continuation	Other Taxes

Retirement, Voluntary and Involuntary With or	$—	$—	$—	$42,000	$—	$—
Without Cause

Death and Disability	—	530,200	—	42,000	—	—

(1)	Amounts represent the unvested portion of Ms. Sammon's LTIP account, which becomes 100% vested upon her death or disability.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table.

Director Compensation

Our directors are not paid any fees for serving as directors. All directors are reimbursed for their expenses incurred in attending Board of Directors meetings.

Compensation Committee Interlocks and Insider Participation

Mr. Buffett is the Chairman of the Board of Directors and Chief Executive Officer of Berkshire Hathaway, our majority owner. Mr. Scott is a former officer of ours. Based on the standards of the New York Stock Exchange LLC, on which the common stock of our majority owner, Berkshire Hathaway, is listed, our Board of Directors has determined that Messrs. Buffett and Scott are not independent because of their ownership of our common stock. None of our executive officers serves as a member of the compensation committee of any company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any company that has an executive officer serving as a member of our Compensation Committee. See also Item 13 of this Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

We are a consolidated subsidiary of Berkshire Hathaway. The balance of our common stock is owned by Mr. Scott (along with family members and related entities) and Mr. Abel. The following table sets forth certain information regarding beneficial ownership of our shares of common stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2011:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Of Class(2)

Berkshire Hathaway(3)	67,035,061	89.85%
Walter Scott, Jr.(4)	4,200,000	5.63%
David L. Sokol	—	—
Gregory E. Abel	595,940	0.80%
Douglas L. Anderson	—	—
Warren E. Buffett(5)	—	—
Patrick J. Goodman	—	—
Marc D. Hamburg(5)	—	—
Maureen E. Sammon	—	—
All directors and executive officers as a group (8 persons)	4,795,940	6.43%

(1)	Unless otherwise indicated, each address is c/o MidAmerican Energy Holdings Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

(2)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(3)	Such beneficial owner's address is 1440 Kiewit Plaza, Omaha, Nebraska 68131.

(4)
Excludes 2,778,000 shares held by family members and family controlled trusts and corporations, or Scott Family Interests, as to which Mr. Scott disclaims beneficial ownership. Mr. Scott's address is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

(5)	Excludes 67,035,061 shares of common stock held by Berkshire Hathaway as to which Messrs. Buffett and Hamburg disclaim beneficial ownership.

The following table sets forth certain information regarding beneficial ownership of Class A and Class B shares of Berkshire Hathaway's common stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2011:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Of Class(2)

Walter Scott, Jr.(3)(4)
Class A	100	*
Class B	—	—
David L. Sokol(4)
Class A	1,418	*
Class B	4,250	*
Gregory E. Abel(4)
Class A	1	*
Class B	1,930	*
Douglas L. Anderson
Class A	4	*
Class B	300	*
Warren E. Buffett(5)
Class A	350,000	37.1%
Class B	50,063,363	4.7%
Patrick J. Goodman
Class A	4	*
Class B	660	*
Marc D. Hamburg
Class A	—	—
Class B	—	—
Maureen E. Sammon
Class A	—	—
Class B	2,350	*
All directors and executive officers as a group (8 persons)
Class A	351,527	37.2%
Class B	50,072,853	4.7%

* Less than 1%

(1)	Unless otherwise indicated, each address is c/o MidAmerican Energy Holdings Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

(2)
Includes shares which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(3)	Does not include 10 Class A shares owned by Mr. Scott's wife. Mr. Scott's address is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

(4)
In accordance with a shareholders agreement, as amended on December 7, 2005, based on an assumed value for our common stock and the closing price of Berkshire Hathaway common stock on January 31, 2011, Mr. Scott and the Scott Family Interests and Mr. Abel would be entitled to exchange their shares of our common stock for either 13,110 and 1,120, respectively, shares of Berkshire Hathaway Class A stock or 19,632,294 and 1,676,651, respectively, shares of Berkshire Hathaway Class B stock. Assuming an exchange of all available MEHC shares into either Berkshire Hathaway Class A shares or Berkshire Hathaway Class B shares, Mr. Scott and the Scott Family Interests would beneficially own 1.4% of the outstanding shares of Berkshire Hathaway Class A stock or 1.8% of the outstanding shares of Berkshire Hathaway Class B stock, and Mr. Abel would beneficially own less than 1% of the outstanding shares of either class of stock.

(5)	Mr. Buffett's address is 1440 Kiewit Plaza, Omaha, Nebraska 68131.

Other Matters

Mr. Sokol's employment agreement gives him the right during the term of his employment to serve as a member of the Board of Directors and to nominate two additional directors.

Pursuant to a shareholders' agreement, as amended on December 7, 2005, Mr. Scott or any of the Scott Family Interests and Mr. Abel are able to require Berkshire Hathaway to exchange any or all of their respective shares of our common stock for shares of Berkshire Hathaway common stock. The number of shares of Berkshire Hathaway common stock to be exchanged is based on the fair market value of our common stock divided by the closing price of the Berkshire Hathaway common stock on the day prior to the date of exchange.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Berkshire Hathaway Inc. Code of Business Conduct and Ethics and the MEHC Code of Business Conduct, or the Codes, which apply to all of our directors, officers and employees and those of our subsidiaries, generally govern the review, approval or ratification of any related-person transaction. A related-person transaction is one in which we or any of our subsidiaries participate and in which one or more of our directors, executive officers, holders of more than five percent of our voting securities or any of such persons' immediate family members have a direct or indirect material interest.

Under the Codes, all of our directors and executive officers (including those of our subsidiaries) must disclose to our legal department any material transaction or relationship that reasonably could be expected to give rise to a conflict with our interests. No action may be taken with respect to such transaction or relationship until approved by the legal department. For our chief executive officer and chief financial officer, prior approval for any such transaction or relationship must be given by Berkshire Hathaway's audit committee. In addition, prior legal department approval must be obtained before a director or executive officer can accept employment, offices or board positions in other for-profit businesses, or engage in his or her own business that raises a potential conflict or appearance of conflict with our interests. Transactions with Berkshire Hathaway require the approval of our Board of Directors.

At December 31, 2010 and 2009, Berkshire Hathaway and its affiliates held 11% mandatorily redeemable preferred securities due from certain of our wholly owned subsidiary trusts with liquidation preferences of $165 million and $353 million, respectively. Principal repayments and interest expense on these securities totaled $189 million and $30 million, respectively, during 2010.

Director Independence

Based on the standards of the New York Stock Exchange LLC, on which the common stock of our majority owner, Berkshire Hathaway, is listed, our Board of Directors has determined that none of our directors are considered independent because of their employment by Berkshire Hathaway or us or their ownership of our common stock.

Item 14.    Principal Accountant Fees and Services

The following table shows the Company's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	2010	2009

Audit fees(1)	$4.4	$5.3
Audit-related fees(2)	0.6	0.7
Tax fees(3)	0.2	0.2
All other fees	—	—
Total aggregate fees billed	$5.2	$6.2

(1)
Audit fees include fees for the audit of the Company's consolidated financial statements and interim reviews of the Company's quarterly financial statements, audit services provided in connection with required statutory audits of certain of MEHC's subsidiaries and comfort letters, consents and other services related to SEC matters.

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

The audit committee reviewed and approved the services rendered by the Deloitte Entities in and for fiscal 2010 as set forth in the above table and concluded that the non-audit services were compatible with maintaining the principal accountant's independence. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the principal accountant require the approval in advance by the audit committee in order to assure that such services do not impair the principal accountant's independence from the Company. Accordingly, the audit committee has an Audit and Non-Audit Services Pre-Approval Policy (the "Policy") that sets forth the procedures and the conditions pursuant to which services to be performed by the principal accountant are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by the principal accountant. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the audit committee prior to being performed. The Policy does not delegate to management the audit committee's responsibilities to pre-approve services performed by the principal accountant.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(i) Financial Statements

	Consolidated Financial Statements are included in Item 8.	81

	(ii) Financial Statement Schedules

	See Schedule I.	158
	See Schedule II.	162

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.	165

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

	Not applicable.

Schedule I

MidAmerican Energy Holdings Company
Parent Company Only
Condensed Balance Sheets
As of December 31, 2010 and 2009
(Amounts in millions)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18	$17
Accounts receivable	25	—
Other current assets	13	9
Total current assets	56	26

Investments in and advances to unconsolidated subsidiaries	16,930	16,102
Other investments	1,276	2,080
Equipment, net	15	20
Goodwill	1,289	1,289
Other assets	33	38

Total assets	$19,599	$19,555

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and other current liabilities	$140	$288
Short-term debt	284	50
Current portion of subordinated debt	143	188
Total current liabilities	567	526

Senior debt	5,371	5,371
Subordinated debt	172	402
Other long-term liabilities	251	677
Total liabilities	6,361	6,976

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,427	5,453
Retained earnings	7,979	6,788
Accumulated other comprehensive (loss) income, net	(174)	335
Total MEHC shareholders' equity	13,232	12,576
Noncontrolling interest	6	3
Total equity	13,238	12,579

Total liabilities and equity	$19,599	$19,555

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

Schedule I
MidAmerican Energy Holdings Company
Parent Company Only (continued)
Condensed Statements of Operations
For the three years ended December 31, 2010
(Amounts in millions)

	2010	2009	2008

Revenue:
Equity earnings of unconsolidated subsidiaries	$1,457	$1,506	$2,074
Interest and other income	24	14	226
Total revenue	1,481	1,520	2,300

Costs and expenses:
General and administration	42	172	34
Depreciation and amortization	—	1	—
Interest	421	445	487
Other, net	—	—	16
Total costs and expenses	463	618	537

Income before income tax benefit	1,018	902	1,763
Income tax benefit	(220)	(255)	(87)
Net income attributable to MEHC	$1,238	$1,157	$1,850

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

Schedule I
MidAmerican Energy Holdings Company
Parent Company Only (continued)
Condensed Statements of Cash Flows
For the three years ended December 31, 2010
(Amounts in millions)

	2010	2009	2008

Cash flows from operating activities	$(488)	$(224)	$(147)

Cash flows from investing activities:
Decrease (increase) in advances to and investments in
unconsolidated subsidiaries	587	1,255	(660)
Purchases of available-for-sale securities	(15)	(253)	(8)
Proceeds from sale of available-for-sale securities	20	8	3
Other, net	—	(1)	—
Net cash flows from investing activities	592	1,009	(665)

Cash flows from financing activities:
Proceeds from senior and subordinated debt	—	250	1,649
Repayments of senior and subordinated debt	(281)	(734)	(1,803)
Purchases of senior debt	—	—	(138)
Proceeds from previously purchased senior debt	—	—	137
Net proceeds from (repayments of) short-term debt	234	(166)	216
Net purchases of common stock	(56)	(123)	—
Other, net	—	(1)	(8)
Net cash flows from financing activities	(103)	(774)	53

Net change in cash and cash equivalents	1	11	(759)
Cash and cash equivalents at beginning of year	17	6	765
Cash and cash equivalents at end of year	$18	$17	$6

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN ENERGY HOLDINGS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MEHC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2010 in Part II, Item 8.

Basis of Presentation - The condensed financial information of MidAmerican Energy Holdings Company's ("MEHC") investments in subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to unconsolidated subsidiaries are recorded in the Condensed Balance Sheets. The income from operations of the unconsolidated subsidiaries is reported on a net basis as equity earnings of unconsolidated subsidiaries in the Condensed Statements of Operations.

Other investments - In September 2008, MEHC reached a definitive agreement with BYD Company Limited ("BYD") to purchase 225 million shares, representing approximately a 10% interest in BYD, at a price of Hong Kong ("HK") $8 per share or HK$1.8 billion ($232 million). The investment was made on July 30, 2009. MEHC's investment in BYD common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income. As of December 31, 2010 and 2009, the fair value of MEHC's investment in BYD common stock was $1.182 billion and $1.986 billion, respectively, which resulted in a pre-tax unrealized gain of $950 million and $1.754 billion as of December 31, 2010 and 2009, respectively.

Dividends and distributions from unconsolidated subsidiaries - Cash dividends paid to MEHC by its unconsolidated subsidiaries for the years ended December 31, 2010, 2009 and 2008 were $431 million, $495 million and $304 million, respectively. In January 2011, PacifiCorp declared a dividend of $275 million payable to PPW Holdings LLC, a direct subsidiary of MEHC, on February 28, 2011.

Interest and other income - On December 17, 2008, MEHC and Constellation Energy Group, Inc. ("Constellation Energy") entered into a termination agreement, pursuant to which, among other things, the parties agreed to terminate the September 19, 2008 merger agreement. As a result of the termination, MEHC received a $175 million termination fee.

General and administration - In March 2009, 703,329 common stock options were exercised having an exercise price of $35.05 per share, or $25 million. Also in March 2009, MEHC purchased the shares issued from the options exercised for $148 million. As a result, MEHC recognized $125 million of stock-based compensation expense, including MEHC's share of payroll taxes, for the year ended December 31, 2009.

See the notes to the consolidated MEHC financial statements in Part II, Item 8 for other disclosures.

Schedule II
MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2010
(Amounts in millions)

	Column B	Column C			Column E
	Balance at	Charged			Balance
Column A	Beginning	to	Acquisition	Column D	at End
Description	of Year	Income	Reserves	Deductions	of Year

Reserves Deducted From Assets To Which They
Apply:

Reserve for uncollectible accounts receivable:
Year ended 2010	$25	$24	$—	$(22)	$27
Year ended 2009	24	28	1	(28)	25
Year ended 2008	22	32	—	(30)	24

Reserves Not Deducted From Assets(1):
Year ended 2010	$9	$4	$—	$(5)	$8
Year ended 2009	9	4	—	(4)	9
Year ended 2008	12	2	—	(5)	9

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

(1)	Reserves not deducted from assets relate primarily to estimated liabilities for losses retained by MEHC for workers compensation, public liability and property damage claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of February 2011.

MIDAMERICAN ENERGY HOLDINGS COMPANY

/s/ Gregory E. Abel*
Gregory E. Abel
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Sokol*	Chairman of the Board and Director	February 28, 2011
David L. Sokol

/s/ Gregory E. Abel*	President, Chief Executive Officer and	February 28, 2011
Gregory E. Abel	Director
(principal executive officer)

/s/ Patrick J. Goodman*	Senior Vice President and	February 28, 2011
Patrick J. Goodman	Chief Financial Officer
(principal financial and accounting
officer)

/s/ Walter Scott, Jr.*	Director	February 28, 2011
Walter Scott, Jr.

/s/ Marc D. Hamburg*	Director	February 28, 2011
Marc D. Hamburg

/s/ Warren E. Buffett*	Director	February 28, 2011
Warren E. Buffett

*By: /s/ Douglas L. Anderson	Attorney-in-Fact	February 28, 2011
Douglas L. Anderson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering MidAmerican Energy Holdings Company's last fiscal year or proxy material has been sent to security holders.

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

4.11
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

4.18
Second Supplemental Indenture, dated as of March 1, 2001, by and between MidAmerican Funding, LLC and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.4 to the MidAmerican Funding, LLC Registration Statement on Form S-3, Registration No. 333-56624).

4.19
Indenture dated as of December 1, 1996, by and between MidAmerican Energy Company and the First National Bank of Chicago, Trustee (incorporated by reference to Exhibit 4(1) to the MidAmerican Energy Company Registration Statement on Form S-3, Registration No. 333-15387).

4.20
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387).

4.21
Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387).

4.22
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387).

Exhibit No.	Description

4.23
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.24
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

4.25
Trust Indenture, dated as of August 13, 2001, among Kern River Funding Corporation, Kern River Gas Transmission Company and JP Morgan Chase Bank, Trustee, relating to the $510,000,000 in principal amount of the 6.676% Senior Notes due 2016 (incorporated by reference to Exhibit 10.48 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2003).

4.26
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

4.28
Insurance and Indemnity Agreement, dated December 15, 1997 by and between CE Electric UK Funding Company and AMBAC Insurance UK Limited (incorporated by reference to Exhibit 99.2 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated March 30, 2004).

4.29
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

4.31
Fiscal Agency Agreement, dated as of May 24, 1999, by and between Northern Natural Gas Company and Chase Bank of Texas, National Association, Fiscal Agent, relating to the $250,000,000 in principal amount of the 7.00% Senior Notes due 2011 (incorporated by reference to Exhibit 10.70 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.32
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

4.33
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

4.34
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

4.40
Fiscal Agency Agreement, dated April 14, 2005, by and between Northern Natural Gas Company and J.P. Morgan Trust Company, National Association, Fiscal Agent, relating to the $100,000,000 in principal amount of the 5.125% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated April 18, 2005).

4.41
Trust Deed dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.42
Reimbursement and Indemnity Agreement dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited and Ambac Assurance UK Limited (incorporated by reference to Exhibit 99.2 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.43
Trust Deed, dated May 5, 2005 among Yorkshire Electricity Distribution plc, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.3 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.44
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

Exhibit No.	Description

4.47	Shareholders Agreement, dated as of March 14, 2000 (incorporated by reference to Exhibit 4.19 to the MidAmerican Energy Holdings Company Registration Statement No. 333-101699 dated December 6, 2002).

4.48
Amendment No. 1 to Shareholders Agreement, dated December 7, 2005 (incorporated by reference to Exhibit 4.17 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.49
Equity Commitment Agreement, dated as of March 1, 2006, by and between Berkshire Hathaway Inc. and MidAmerican Energy Holdings Company (incorporated by reference to Exhibit 10.72 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.50
Amendment No. 1 to Equity Commitment Agreement, dated March 23, 2010, by and between Berkshire Hathaway Inc. and MidAmerican Energy Holdings Company (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated March 23, 2010).

4.51
Fiscal Agency Agreement, dated February 12, 2007, by and between Northern Natural Gas Company and Bank of New York Trust Company, N.A., Fiscal Agent, relating to the $150,000,000 in principal amount of the 5.80% Senior Bonds due 2037 (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated February 12, 2007).

4.52
Indenture, dated as of October 1, 2006, by and between MidAmerican Energy Company and the Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.53
First Supplemental Indenture, dated as of October 6, 2006, by and between MidAmerican Energy Company and the Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.54
Second Supplemental Indenture, dated June 29, 2007, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated June 29, 2007).

4.55
Third Supplemental Indenture, dated March 25, 2008, by and between MidAmerican Energy Company and The Bank of New York Trust Company, Trustee, relating to the 5.3% Notes due 2018 (incorporated by reference to Exhibit 4.1 to MidAmerican Energy Company Current Report on Form 8-K dated March 25, 2008).

4.56
£119,000,000 Finance Contract, dated July 2, 2010, by and between Northern Electric Distribution Limited and the European Investment Bank (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.57
Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.58
£151,000,000 Finance Contract, dated July 2, 2010, by and between Yorkshire Electricity Distribution plc and the European Investment Bank (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.59
Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

Exhibit No.	Description

4.60
Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A. (formerly known as JP Morgan Chase Bank and The Chase Manhattan Bank), Trustee, incorporated by reference to Exhibit 4-E to PacifiCorp's Form 8-B, File No. 1-5152, as supplemented and modified by 23 Supplemental Indentures, each incorporated by reference, as follows:

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.20
£150,000,000 Facility Agreement, dated March 26, 2010, among CE Electric UK Funding Company, Yorkshire Electricity Distribution plc and Northern Electric Distribution Limited, as Borrowers, and Abbey National Treasury Services plc, Lloyds TSB Bank plc and The Royal Bank of Scotland plc, as Original Lenders (incorporated by reference to Exhibit 10.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

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