Form 10-Q
period 2011-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2011-05-06
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2011, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Glossary of Defined Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

MidAmerican Energy Holdings Company and Related Entities
MEHC	MidAmerican Energy Holdings Company
Company	MidAmerican Energy Holdings Company and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
CE Electric UK	CE Electric UK Funding Company
Northern Electric	Northern Electric Distribution Limited
Yorkshire Electricity	Yorkshire Electricity Distribution plc
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp and MidAmerican Energy Company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CUB	Citizens' Utility Board of Oregon
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
Mine Safety Act	Federal Mine Safety and Health Act of 1977
MISO	Midwest Independent Transmission System Operator, Inc.
MSHA	Federal Mine Safety and Health Administration
NRC	Nuclear Regulatory Commission
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
Quad Cities Station	Quad Cities Generating Station Units 1 and 2
RCRA	Resource Conservation and Recovery Act
RPS	Renewable Portfolio Standards
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
changes in economic, industry, competition or weather conditions, as well as demographic trends, that could affect customer growth and usage, electricity and natural gas supply or the Company's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load that could impact the Company's hedging strategy and the cost of balancing its generation resources and wholesale activities with its retail load obligations;

•	performance and availability of the Company's generating facilities, including the impacts of outages and repairs, transmission constraints, weather and operating conditions;

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

•	the availability and price of natural gas in applicable geographic regions;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the Company's consolidated financial results;

•	the Company's ability to successfully integrate future acquired operations into its business;

•	other risks or unforeseen events, including the effects of storms, floods, litigation, wars, terrorism, embargoes and other catastrophic events; and

•
other business or investment considerations that may be disclosed from time to time in MEHC's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in MEHC's filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of March 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 6, 2011

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$899	$470
Trade receivables, net	1,164	1,225
Income taxes receivable	375	396
Inventories	562	585
Derivative contracts	89	131
Investments and restricted cash and investments	55	44
Other current assets	454	437
Total current assets	3,598	3,288

Property, plant and equipment, net	32,240	31,899
Goodwill	5,041	5,025
Investments and restricted cash and investments	1,573	1,881
Regulatory assets	2,513	2,497
Derivative contracts	12	13
Other assets	1,071	1,065

Total assets	$46,048	$45,668

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$720	$827
Accrued interest	336	341
Accrued property, income and other taxes	336	287
Derivative contracts	127	158
Short-term debt	537	320
Current portion of long-term debt	1,114	1,286
Other current liabilities	662	583
Total current liabilities	3,832	3,802

Regulatory liabilities	1,697	1,664
Derivative contracts	445	458
MEHC senior debt	5,371	5,371
MEHC subordinated debt	151	172
Subsidiary debt	12,874	12,662
Deferred income taxes	6,300	6,298
Other long-term liabilities	1,761	1,833
Total liabilities	32,431	32,260

Commitments and contingencies (Note 12)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,424	5,427
Retained earnings	8,310	7,979
Accumulated other comprehensive loss, net	(291)	(174)
Total MEHC shareholders' equity	13,443	13,232
Noncontrolling interests	174	176
Total equity	13,617	13,408

Total liabilities and equity	$46,048	$45,668

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010

Operating revenue:
Energy	$2,655	$2,738
Real estate	189	199
Total operating revenue	2,844	2,937

Operating costs and expenses:
Energy:
Cost of sales	972	1,162
Operating expense	635	615
Depreciation and amortization	332	311
Real estate	201	210
Total operating costs and expenses	2,140	2,298

Operating income	704	639

Other income (expense):
Interest expense	(303)	(308)
Capitalized interest	9	14
Interest and dividend income	3	6
Other, net	26	37
Total other income (expense)	(265)	(251)

Income before income tax expense and equity income (expense)	439	388
Income tax expense	111	56
Equity income (expense)	7	(3)
Net income	335	329
Net income attributable to noncontrolling interests	4	87
Net income attributable to MEHC	$331	$242

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$335	$329
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	335	315
Changes in regulatory assets and liabilities	(4)	10
Deferred income taxes and amortization of investment tax credits	60	7
Other, net	(3)	(8)
Changes in other operating assets and liabilities:
Trade receivables and other assets	88	180
Derivative collateral, net	32	(67)
Contributions to pension and other postretirement benefit plans, net	(35)	(40)
Accounts payable and other liabilities	9	90
Net cash flows from operating activities	817	816

Cash flows from investing activities:
Capital expenditures	(551)	(585)
Purchases of available-for-sale securities	(69)	(41)
Proceeds from sales of available-for-sale securities	73	43
Other, net	(13)	(34)
Net cash flows from investing activities	(560)	(617)

Cash flows from financing activities:
Repayments of MEHC subordinated debt	—	(45)
Proceeds from subsidiary debt	191	—
Repayments of subsidiary debt	(224)	(23)
Net proceeds from short-term debt	217	81
Net purchases of common stock	—	(56)
Other, net	(11)	(7)
Net cash flows from financing activities	173	(50)

Effect of exchange rate changes	(1)	(7)

Net change in cash and cash equivalents	429	142
Cash and cash equivalents at beginning of period	470	429
Cash and cash equivalents at end of period	$899	$571

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	Income (Loss),	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Net	Interests	Equity

Balance, January 1, 2010	75	$—	$5,453	$6,788	$335	$267	$12,843
Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	242	—	87	329
Other comprehensive loss	—	—	—	—	(8)	—	(8)
Common stock purchases	—	—	(9)	(47)	—	—	(56)
Distributions	—	—	—	—	—	(7)	(7)
Other equity transactions	—	—	—	—	—	(34)	(34)
Balance, March 31, 2010	75	$—	$5,444	$6,983	$327	$229	$12,983

Balance, January 1, 2011	75	$—	$5,427	$7,979	$(174)	$176	$13,408
Net income	—	—	—	331	—	4	335
Other comprehensive loss	—	—	—	—	(117)	—	(117)
Distributions	—	—	—	—	—	(6)	(6)
Other equity transactions	—	—	(3)	—	—	—	(3)
Balance, March 31, 2011	75	$—	$5,424	$8,310	$(291)	$174	$13,617

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods Ended March 31,
	2011	2010

Net income	$335	$329

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of
tax of $(2) and $13	(5)	33
Foreign currency translation adjustment	76	(172)
Fair value adjustment on cash flow hedges, net of
tax of $1 and $(12)	1	(19)
Unrealized gains (losses) on marketable securities, net of
tax of $(127) and $101	(189)	150
Total other comprehensive income (loss), net of tax	(117)	(8)

Comprehensive income	218	321
Comprehensive income attributable to noncontrolling interests	4	87
Comprehensive income attributable to MEHC	$214	$234

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company ("MEHC") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). The balance of MEHC's common stock is owned by Mr. Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Mr. Gregory E. Abel, a member of MEHC's Board of Directors and MEHC's Chairman, President and Chief Executive Officer. As of March 31, 2011, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.8%, 9.4% and 0.8%, respectively, of MEHC's voting common stock.

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2011.

(2)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06 ("ASU No. 2010-06"), which amends FASB Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. The Company adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which the Company adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31, 2011	December 31, 2010

Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$38,031	$37,643
Interstate pipeline assets	3-67 years	5,933	5,906
		43,964	43,549
Accumulated depreciation and amortization		(13,951)	(13,711)
Regulated assets, net		30,013	29,838

Nonregulated assets:
Independent power plants	10-30 years	678	678
Other assets	3-30 years	425	419
		1,103	1,097
Accumulated depreciation and amortization		(506)	(492)
Nonregulated assets, net		597	605

Net operating assets		30,610	30,443
Construction in progress		1,630	1,456
Property, plant and equipment, net		$32,240	$31,899

Substantially all of the construction in progress as of March 31, 2011 and December 31, 2010 relates to the construction of regulated assets.

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2010.

Rate Matters

Kern River Rate Case

In December 2009, the Federal Energy Regulatory Commission ("FERC") issued an order establishing rates for the period of Kern River's current long-term contracts ("Period One rates"), and required that rates be levelized for shippers that elect to continue to take service following the expiration of their current contracts ("Period Two rates"). The FERC set all other issues related to Period Two rates for hearing. In November 2010, the FERC issued an order that denied all requests for rehearing from the FERC's December 2009 order, and established that Kern River is entitled to a 100% equity capital structure in the Period Two rates. In January 2011, Kern River filed a motion for clarification on certain depreciation issues with the FERC and also filed a petition for review of the orders regarding Period One rates in the United States Court of Appeals for the District of Columbia Circuit. In April 2011, the FERC administrative law judge issued an initial decision in Kern River's Period Two rate proceeding. Among other items, the FERC administrative law judge determined the Period Two rates should be based on a return on equity of 11.55%, a capital structure of 100% equity, and a levelization period that coincides with each shipper group's uniform contract length of 10 or 15 years. The FERC administrative law judge also determined that Kern River's regulatory asset associated with compressor engines and general plant replacements can only be recovered in a future rate case, and may not be incorporated into Period Two rates at this time. Kern River will prepare and file its brief on exceptions within 30 days of the April 2011 administrative law judge's initial decision. Replies to all briefs on exceptions are due 20 days thereafter. The FERC order is expected in the third quarter of 2011.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2011
Assets:
Commodity derivatives	$6	$251	$13	$(169)	$101
Investments in available-for-sale securities:
Money market mutual funds(2)	520	—	—	—	520
Debt securities	78	53	39	—	170
Equity securities	1,108	—	—	—	1,108
	$1,712	$304	$52	$(169)	$1,899

Liabilities - commodity derivatives	$(4)	$(490)	$(354)	$276	$(572)

As of December 31, 2010
Assets:
Commodity derivatives	$3	$293	$23	$(175)	$144
Investments in available-for-sale securities:
Money market mutual funds(2)	301	—	—	—	301
Debt securities	74	53	50	—	177
Equity securities	1,412	—	—	—	1,412
	$1,790	$346	$73	$(175)	$2,034

Liabilities - commodity derivatives	$(10)	$(568)	$(354)	$316	$(616)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $107 million and $141 million as of March 31, 2011 and December 31, 2010, respectively.

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

Contracts with explicit or embedded optionality are valued by separating each contract into its physical and financial forward, swap and option components. Forward and swap components are valued against the appropriate forward price curve. Option components are valued using Black-Scholes-type models, such as European option, spread option and best-of option, with the appropriate forward price curve and other inputs.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period Ended March 31, 2011
	Commodity Derivatives	Debt Securities

Beginning balance	$(331)	$50
Changes included in earnings(1)	2	—
Changes in fair value recognized in other comprehensive income	—	2
Changes in fair value recognized in net regulatory assets	(13)	—
Sales	—	(13)
Settlements	1	—
Ending balance	$(341)	$39

	Three-Month Period Ended March 31, 2010
	Commodity Derivatives	Debt Securities

Beginning balance	$(359)	$46
Changes included in earnings(1)	9	—
Changes in fair value recognized in other comprehensive income	—	(3)
Changes in fair value recognized in net regulatory assets	(28)	—
Purchases, sales, issuances and settlements	(4)	—
Ending balance	$(382)	$43

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of March 31, 2011 and 2010, net unrealized gains (losses) included in earnings for the three-month periods ended March 31, 2011 and 2010 totaled $(1) million and $9 million, respectively.

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

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$19,510	$21,237	$19,491	$21,637

(6)	Risk Management and Hedging Activities

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total
As of March 31, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$151	$18	$66	$30	$265
Commodity liabilities	(59)	(5)	(246)	(500)	(810)
Total	92	13	(180)	(470)	(545)

Designated as hedging contracts(1):
Commodity assets	—	1	2	2	5
Commodity liabilities	(1)	—	(26)	(11)	(38)
Total	(1)	1	(24)	(9)	(33)

Total derivatives	91	14	(204)	(479)	(578)
Cash collateral (payable) receivable	(2)	(2)	77	34	107
Total derivatives - net basis	$89	$12	$(127)	$(445)	$(471)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$204	$18	$47	$38	$307
Commodity liabilities	(64)	(6)	(269)	(533)	(872)
Total	140	12	(222)	(495)	(565)

Designated as hedging contracts(1):
Commodity assets	1	2	8	1	12
Commodity liabilities	(1)	(1)	(50)	(8)	(60)
Total	—	1	(42)	(7)	(48)

Total derivatives	140	13	(264)	(502)	(613)
Cash collateral (payable) receivable	(9)	—	106	44	141
Total derivatives - net basis	$131	$13	$(158)	$(458)	$(472)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2011 and December 31, 2010, a net regulatory asset of $543 million and $564 million, respectively, was recorded related to the net derivative liability of $545 million and $565 million, respectively.

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

	Three-Month Periods Ended March 31,
	2011	2010

Beginning balance	$564	$353
Changes in fair value recognized in net regulatory assets	(22)	15
Net gains reclassified to operating revenue	8	22
Net (losses) gains reclassified to cost of sales	(7)	11
Ending balance	$543	$401

For the Company's commodity derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts, and cost of sales and operating expense for purchase contracts and electricity, natural gas and fuel swap contracts. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with the Company's commodity derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods Ended March 31,
	2011	2010
Operating revenue	$1	$10
Cost of sales	(1)	(4)
Operating expense	2	1
Total	$2	$7

Designated as Hedging Contracts

The Company uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. The Company's commodity derivative contracts designated as fair value hedges were not significant.

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods Ended March 31,
	2011	2010

Beginning balance	$37	$81
Net losses recognized in OCI	2	50
Net gains reclassified to operating revenue	—	1
Net losses reclassified to cost of sales	(5)	(13)
Ending balance	$34	$119

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in accumulated other comprehensive income ("AOCI") and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales or operating expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2011 and 2010, hedge ineffectiveness was insignificant. As of March 31, 2011, the Company had cash flow hedges with expiration dates extending through December 2014 and $24 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of Measure	March 31, 2011	December 31, 2010
Electricity sales	Megawatt hours	(7)	(11)
Natural gas purchases	Decatherms	204	239
Fuel purchases	Gallons	15	20

Credit Risk

The Utilities extend unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with their wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

The Utilities analyze the financial condition of each significant wholesale counterparty before entering into any transactions, establish limits on the amount of unsecured credit to be extended to each counterparty and evaluate the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, the Utilities enter into netting and collateral arrangements that may include margining and cross-product netting agreements and obtain third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed fees for delayed payments. If required, the Utilities exercise rights under these arrangements, including calling on the counterparty's credit support arrangement.

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2011, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $534 million and $603 million as of March 31, 2011 and December 31, 2010, respectively, for which the Company had posted collateral of $109 million and $136 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2011 and December 31, 2010, the Company would have been required to post $238 million and $261 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31, 2011	December 31, 2010
Investments:
BYD common stock	$862	$1,182
Rabbi trusts	290	284
Other	105	105
Total investments	1,257	1,571

Restricted cash and investments:
Nuclear decommissioning trust funds	306	295
Other	65	59
Total restricted cash and investments	371	354

Total investments and restricted cash and investments	1,628	1,925
Less current portion	(55)	(44)
Noncurrent portion	$1,573	$1,881

MEHC's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of March 31, 2011 and December 31, 2010, the fair value of MEHC's investment in BYD common stock was $862 million and $1.182 billion, respectively, which resulted in a pre-tax unrealized gain of $630 million and $950 million as of March 31, 2011 and December 31, 2010, respectively.

The Company's restricted cash and investments as of March 31, 2011 and December 31, 2010 are primarily related to (a) funds held in trust for nuclear decommissioning and (b) debt service reserve requirements for certain projects. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

(8)	Recent Debt Transactions

In April 2011, Northern Natural Gas issued $200 million of 4.25% Senior Notes due June 1, 2021. The net proceeds will be used to partially repay at maturity its $250 million, 7.0% Senior Notes due June 1, 2011.

In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586% under its finance contract with the European Investment Bank.

(9)	Related Party Transactions

As of March 31, 2011 and December 31, 2010, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly-owned subsidiary trusts of MEHC of $165 million. Interest expense on these securities totaled $5 million and $10 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Berkshire Hathaway includes the Company in its United States federal income tax return. As of March 31, 2011 and December 31, 2010, income taxes receivable from Berkshire Hathaway totaled $375 million and $396 million, respectively.

(10)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods Ended March 31,
	2011	2010
Pension:
Service cost	$6	$7
Interest cost	25	27
Expected return on plan assets	(27)	(27)
Net amortization	5	3
Net periodic benefit cost	$9	$10

Other Postretirement:
Service cost	$2	$2
Interest cost	11	11
Expected return on plan assets	(10)	(10)
Net amortization	3	4
Net periodic benefit cost	$6	$7

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $127 million and $31 million, respectively, during 2011. As of March 31, 2011, $34 million and $7 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

United Kingdom Operations

Net periodic benefit cost for the UK pension plan included the following components (in millions):

	Three-Month Periods Ended March 31,
	2011	2010

Service cost	$5	$4
Interest cost	23	22
Expected return on plan assets	(29)	(26)
Net amortization	9	8
Net periodic benefit cost	$8	$8

Employer contributions to the UK pension plan are expected to be £46 million during 2011. As of March 31, 2011, £4 million, or $7 million, of contributions had been made to the UK pension plan.

(11)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods Ended March 31,
	2011	2010

Federal statutory income tax rate	35%	35%
Federal and state income tax credits	(9)	(10)
State income tax, net of federal income tax benefit	1	3
Effects of ratemaking	(1)	(2)
Income tax effect of foreign income	(2)	(5)
Noncontrolling interest dispute	—	(5)
Other, net	1	(2)
Effective income tax rate	25%	14%

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

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. The Company believes it is in material compliance with all applicable laws and regulations.

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

In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's four mainstem dams is in the public interest and will advance the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the OPUC, and is depositing the proceeds in a trust account maintained by the OPUC. In May 2011, the California Public Utilities Commission approved the collection of surcharges from California customers beginning at a future date that will be determined through a tariff filing.

(13)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss attributable to MEHC, net consists of the following components (in millions):

	As of
	March 31, 2011	December 31, 2010

Unrecognized amounts on retirement benefits, net of tax of $(174) and $(172)	$(466)	$(461)
Foreign currency translation adjustment	(221)	(297)
Fair value adjustment on cash flow hedges, net of tax of $16 and $15	24	23
Unrealized gains on marketable securities, net of tax of $248 and $375	372	561
Total accumulated other comprehensive loss attributable to MEHC, net	$(291)	$(174)

(14)	Segment Information

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

	Three-Month Periods Ended March 31,
	2011	2010

Operating revenue:
PacifiCorp	$1,119	$1,106
MidAmerican Funding	979	1,135
Northern Natural Gas	205	209
Kern River	88	86
CE Electric UK	252	192
CalEnergy Philippines	24	22
CalEnergy U.S.	8	8
HomeServices	189	199
Corporate/other(1)	(20)	(20)
Total operating revenue	$2,844	$2,937

Depreciation and amortization:
PacifiCorp	$155	$140
MidAmerican Funding	85	86
Northern Natural Gas	17	16
Kern River	29	27
CE Electric UK	41	39
CalEnergy Philippines	6	6
CalEnergy U.S.	2	2
HomeServices	3	4
Corporate/other(1)	(3)	(5)
Total depreciation and amortization	$335	$315

Operating income:
PacifiCorp	$271	$258
MidAmerican Funding	113	125
Northern Natural Gas	131	126
Kern River	46	49
CE Electric UK	159	90
CalEnergy Philippines	16	14
CalEnergy U.S.	—	4
HomeServices	(12)	(11)
Corporate/other(1)	(20)	(16)
Total operating income	704	639
Interest expense	(303)	(308)
Capitalized interest	9	14
Interest and dividend income	3	6
Other, net	26	37
Total income before income tax expense and
equity income (expense)	$439	$388

	Three-Month Periods Ended March 31,
	2011	2010
Interest expense:
PacifiCorp	$100	$101
MidAmerican Funding	48	48
Northern Natural Gas	15	15
Kern River	12	13
CE Electric UK	39	37
CalEnergy Philippines	1	1
CalEnergy U.S.	4	4
Corporate/other(1)	84	89
Total interest expense	$303	$308

	As of
	March 31, 2011	December 31, 2010
Total assets:
PacifiCorp	$21,463	$21,410
MidAmerican Funding	11,179	11,134
Northern Natural Gas	2,818	2,795
Kern River	1,987	1,949
CE Electric UK	5,951	5,512
CalEnergy Philippines	340	336
CalEnergy U.S.	573	569
HomeServices	665	649
Corporate/other(1)	1,072	1,314
Total assets	$46,048	$45,668

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "Corporate/other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2011 (in millions):

	PacifiCorp	MidAmerican Funding	Northern Natural Gas	Kern River	CE Electric UK	CalEnergy U.S.	Home- Services	Total

Balance, December 31, 2010	$1,126	$2,102	$197	$34	$1,101	$71	$394	$5,025
Foreign currency translation	—	—	—	—	23	—	—	23
Other	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2011	$1,126	$2,102	$190	$34	$1,124	$71	$394	$5,041

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), Northern Natural Gas, Kern River, CE Electric UK (which primarily consists of Northern Electric and Yorkshire Electricity), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), CalEnergy U.S. (which owns interests in independent power projects in the United States), and HomeServices. Through these platforms, the Company owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States.

Results of Operations for the First Quarter of 2011 and 2010

Overview

Net income attributable to MEHC for the three-month period ended March 31, 2011, was $331 million, an increase of $89 million, or 37%, compared to 2010. The results for 2010 included an after-tax charge of $59 million related to the CE Casecnan noncontrolling interest dispute. Excluding this item, net income attributable to MEHC increased $30 million, or 10%, compared to 2010. CE Electric UK's net income increased due to higher distribution revenue and CalEnergy U.S.'s net income increased due to higher equity earnings from CE Generation, LLC. Offsetting these increases, the Utilities' net income decreased. PacifiCorp's net income decreased due to lower wholesale prices and volumes, higher operating expense, lower allowances for funds used during construction, higher depreciation and amortization and higher income tax expense, partially offset by higher prices approved by regulators, customer usage and lower energy costs. Net income at MidAmerican Funding decreased due to lower wholesale electric margins resulting from lower volumes and average prices, partially offset by higher retail customer usage due to increased industrial sales and customer growth.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as "Corporate/other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2011	2010	Change
Operating revenue:
PacifiCorp	$1,119	$1,106	$13	1%
MidAmerican Funding	979	1,135	(156)	(14)
Northern Natural Gas	205	209	(4)	(2)
Kern River	88	86	2	2
CE Electric UK	252	192	60	31
CalEnergy Philippines	24	22	2	9
CalEnergy U.S.	8	8	—	—
HomeServices	189	199	(10)	(5)
Corporate/other	(20)	(20)	—	—
Total operating revenue	$2,844	$2,937	$(93)	(3)

	First Quarter
	2011	2010	Change
Operating income:
PacifiCorp	$271	$258	$13	5%
MidAmerican Funding	113	125	(12)	(10)
Northern Natural Gas	131	126	5	4
Kern River	46	49	(3)	(6)
CE Electric UK	159	90	69	77
CalEnergy Philippines	16	14	2	14
CalEnergy U.S.	—	4	(4)	(100)
HomeServices	(12)	(11)	(1)	9
Corporate/other	(20)	(16)	(4)	(25)
Total operating income	$704	$639	$65	10

PacifiCorp

Operating revenue increased $13 million for 2011 compared to 2010 due to higher retail revenue of $93 million, partially offset by lower wholesale and other revenue of $80 million. The increase in retail revenue was due to higher prices approved by regulators and higher customer usage as a result of the impacts of weather on residential and commercial customers in the Western portion of PacifiCorp's service territory and increased industrial and commercial customer usage in the Eastern portion of PacifiCorp's service territory. The decrease in wholesale and other revenue was due to a 36% decrease in average wholesale prices and a 21% decrease in wholesale volumes.

Operating income increased $13 million for 2011 compared to 2010 due to the higher operating revenue of $13 million and lower energy costs of $32 million, partially offset by higher operating expense of $17 million and higher depreciation and amortization of $15 million. Energy supplied was flat for 2011 compared to 2010. Higher wind generation, hydroelectric generation and volumes of purchased electricity replaced higher cost thermal generation. Additionally, energy costs decreased due to lower average prices of purchased electricity and the effects of regulatory cost recovery adjustment mechanisms for net power costs, partially offset by an increase in the average cost of coal. Operating expense and depreciation and amortization each increased due to higher plant placed in-service. Operating expense also increased due to higher maintenance costs associated with storm restoration in 2011.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	First Quarter
	2011	2010	Change
Operating revenue:
Regulated electric	$377	$429	$(52)	(12)%
Regulated natural gas	333	387	(54)	(14)
Nonregulated and other	269	319	(50)	(16)
Total operating revenue	$979	$1,135	$(156)	(14)

Operating income:
Regulated electric	50	62	(12)	(19)%
Regulated natural gas	45	43	2	5
Nonregulated and other	18	20	(2)	(10)
Total operating income	$113	$125	$(12)	(10)

Regulated electric operating revenue decreased $52 million for 2011 compared to 2010. Wholesale and other revenue decreased $62 million due to lower volumes and average prices. Retail revenue increased $10 million on higher volumes of 3% due to higher customer usage as a result of increased industrial sales and customer growth.

Regulated electric operating income decreased $12 million for 2011 compared to 2010. The lower operating revenue was offset by lower energy costs of $42 million. Energy supplied decreased 15% for 2011 compared to 2010 primarily due to lower coal generation as a result of the Louisa Generating Station outage in 2011 and lower volumes of purchased electricity. Additionally, energy costs decreased due to lower prices of purchased electricity, partially offset by the higher average cost of coal. Higher maintenance costs associated with the Louisa Generating Station outage in 2011 were offset by lower maintenance costs associated with storm restoration in 2010.

Regulated natural gas operating revenue decreased $54 million for 2011 compared to 2010 due to lower wholesale volumes and a decrease in the average per-unit cost of gas sold, which was passed on to customers. Regulated natural gas operating income increased $2 million for 2011 compared to 2010 due to higher gas margins from increased Illinois retail rates implemented in the second quarter of 2010.

Nonregulated and other operating revenue decreased $50 million for 2011 compared to 2010 due to lower gas revenue resulting from lower prices and volumes and lower electric revenue due to lower volumes. Nonregulated and other operating income decreased $2 million for 2011 compared to 2010 due to lower electric and gas margins.

Northern Natural Gas

Operating revenue decreased $4 million for 2011 compared to 2010 due to lower storage revenue from the narrowing of natural gas price spreads. Operating income increased $5 million for 2011 compared to 2010 due to lower benefit costs and lower natural gas storage losses, partially offset by the lower operating revenue.

Kern River

Operating revenue increased $2 million for 2011 compared to 2010 due to the 2010 Expansion project, which was placed in-service in April 2010, partially offset by lower revenue from the narrowing of natural gas price spreads. Operating income decreased $3 million for 2011 compared to 2010 due to higher depreciation and higher operating expense, partially offset by the higher operating revenue.

CE Electric UK

Operating revenue increased $60 million for 2011 compared to 2010. The increase was due to higher distribution revenue of $70 million, partially offset by lower contracting revenue of $11 million. Distribution revenue increased primarily due to higher tariff rates and lower regulatory provisions totaling $35 million. Operating income increased $69 million for 2011 compared to 2010 due to the higher distribution revenue.

CalEnergy Philippines

Operating revenue and operating income each increased $2 million for 2011 compared to 2010 due to higher variable energy fees earned in 2011 from higher rainfall.

CalEnergy U.S.

Operating income decreased $4 million for 2011 compared to 2010 due to scheduled maintenance at Cordova Energy Company.

HomeServices

Operating revenue decreased $10 million for 2011 compared to 2010 due to a 4% decrease in closed brokerage units and a 2% decrease in average home sale prices. Operating income decreased $1 million for 2011 compared to 2010 as the lower operating revenue was largely offset by lower commissions and operating expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2011	2010	Change

Subsidiary debt	$213	$210	$3	1%
MEHC senior debt and other	82	83	(1)	(1)
MEHC subordinated debt - Berkshire Hathaway	5	10	(5)	(50)
MEHC subordinated debt - other	3	5	(2)	(40)
Total interest expense	$303	$308	$(5)	(2)

Interest expense decreased $5 million for 2011 compared to 2010 due to scheduled maturities and principal repayments, partially offset by the issuance of European Investment Bank notes totaling £151 million in July 2010 and £119 million in 2011.

Capitalized Interest

Capitalized interest decreased $5 million for 2011 compared to 2010 due to lower construction activity at PacifiCorp.

Other, Net

Other, net decreased $11 million for 2011 compared to 2010 due to lower allowance for equity funds used during construction from lower construction activity at PacifiCorp.

Income Tax Expense

Income tax expense increased $55 million for 2011 compared to 2010 and the effective tax rates were 25% and 14% for 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to income tax benefits related to the noncontrolling interest dispute in 2010, the effects of ratemaking and foreign tax credits.

Equity Income (Expense)

Equity income (expense) increased $10 million to income of $7 million for 2011 compared to expense of $(3) million for 2010 due to higher earnings at CE Generation, LLC due to the timing of planned outages at the Imperial Valley projects and higher earnings at ETT due to continued investment, partially offset by lower earnings at the mortgage joint venture due to lower refinancing activity and higher costs to comply with increased regulation.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $83 million for 2011 compared to 2010 due to the pre-tax charge related to the CE Casecnan noncontrolling interest dispute.

Liquidity and Capital Resources

Each of MEHC's direct and indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements, substantially all or most of the properties of each of MEHC subsidiaries are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. It should not be assumed that the assets of any subsidiary will be available to satisfy MEHC's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof.

As of March 31, 2011, the Company's total net liquidity available was $4.751 billion. The components of total net liquidity available are as follows (in millions):

	MEHC	PacifiCorp	MidAmerican Funding	CE Electric UK	Other	Total(1)

Cash and cash equivalents	$9	$39	$302	$293	$256	$899

Credit facilities	585	1,395	654	240	50	2,924
Less:
Short-term debt	(267)	(270)	—	—	—	(537)
Tax-exempt bond support and letters of credit	(36)	(304)	(195)	—	—	(535)
Net credit facilities	282	821	459	240	50	1,852

Net liquidity before Berkshire
Equity Commitment	$291	$860	$761	$533	$306	$2,751
Berkshire Equity Commitment(2)	2,000					2,000
Total net liquidity	$2,291					$4,751
Unsecured revolving credit facilities:
Maturity date(3)	2013	2012, 2013	2011, 2013	2013	2013
Largest single bank commitment as a
% of total revolving credit facilities(4)	17%	15%	23%	33%	100%

(1)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

(2)
MEHC has an Equity Commitment Agreement with Berkshire Hathaway (the "Berkshire Equity Commitment") pursuant to which Berkshire Hathaway has agreed to purchase up to $2.0 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The proceeds of any such equity contribution shall only be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. The Berkshire Equity Commitment expires on February 28, 2014.

(3)
For further discussion regarding the Company's credit facilities, refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	An inability of financial institutions to honor their commitments could adversely affect the Company's short-term liquidity and ability to meet long-term commitments.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2011 and 2010 were $817 million and $816 million, respectively. Benefits from changes in collateral posted for derivative contracts were largely offset by other working capital changes and income taxes.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in-service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in-service after September 8, 2010 and prior to January 1, 2012. As a result of the new laws, the Company's cash flows from operations are expected to improve due to bonus depreciation on qualifying assets placed in-service during 2010 and 2011. As of March 31, 2011, the Company had a current receivable for income taxes of $375 million.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2011 and 2010 were $(560) million and $(617) million, respectively. The change was primarily due to lower capital expenditures of $34 million and lower investments in companies accounted for under the equity method.

Capital Expenditures

Capital expenditures by reportable segment for the three-month periods ended March 31 are summarized as follows (in millions):

	2011	2010
Capital expenditures(1):
PacifiCorp	$352	$369
MidAmerican Funding	98	69
Northern Natural Gas	14	20
Kern River	19	48
CE Electric UK	67	77
Other	1	2
Total capital expenditures	$551	$585

(1)	Excludes amounts for non-cash equity AFUDC.

The Company's capital expenditures relate primarily to the Utilities, which consisted mainly of the following for the three-month periods ended March 31:

2011:

•
Emissions control equipment on existing generating facilities totaling $120 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in spring 2011.

•
Transmission system investments totaling $80 million, including permitting and right of way costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $250 million.

2010:

•
Transmission system investments totaling $129 million, including construction costs for the Populus to Terminal segment of the Energy Gateway Transmission Expansion Program, which was placed in-service in 2010.

•	Emissions control equipment totaling $54 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $255 million.

Additionally, capital expenditures for the three-month periods ended March 31, 2011 and 2010 include costs related to Kern River's expansion projects totaling $18 million and $34 million, respectively. The remaining amounts are for ongoing investments in distribution and other infrastructure needed at the other platforms to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2011 were $173 million. Sources of cash totaled $408 million and consisted of proceeds from subsidiary debt totaling $191 million and net proceeds from short-term debt totaling $217 million. Uses of cash totaled $(235) million and consisted mainly of $224 million for repayments of subsidiary debt.

Net cash flows from financing activities for the three-month period ended March 31, 2010 were $(50) million. Uses of cash totaled $(131) million and consisted mainly of net purchases of common stock totaling $56 million, repayments of MEHC subordinated debt totaling $45 million and repayments of subsidiary debt totaling $23 million. Sources of cash totaled $81 million and consisted of net proceeds from short-term debt.

Long-term Debt

In April 2011, Northern Natural Gas issued $200 million of 4.25% Senior Notes due June 1, 2021. The net proceeds will be used to partially repay at maturity its $250 million, 7.0% Senior Notes due June 1, 2011.

In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586% under its finance contract with the European Investment Bank.

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, the issuance of equity and other sources. These sources are expected to provide funds required for current operations, capital expenditures, acquisitions, investments, debt retirements and other capital requirements. The availability and terms under which each subsidiary has access to external financing depends on a variety of factors, including its credit rating, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general. Additionally, MEHC has the Berkshire Equity Commitment pursuant to which Berkshire Hathaway has agreed to purchase up to $2.0 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The Berkshire Equity Commitment expires on February 28, 2014 and can be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of any such drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock.

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations, including environmental and nuclear; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; and the cost and availability of capital. Expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into MEHC's energy subsidiaries' regulated retail rates.

Forecasted capital expenditures, which exclude non-cash equity AFUDC, are approximately $3.7 billion for 2011, and include the following:

•
$449 million for transmission system investments, including $256 million for the Energy Gateway Transmission Expansion Program, which includes permitting, right of way and initial construction costs for the Mona to Oquirrh transmission line.

•
$335 million for emissions control equipment at the Utilities, which includes equipment to meet anticipated air and water quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of the Utilities' coal-fired generating facilities.

•
$922 million for wind-powered generation, including $648 million of payments due in December 2013 on a 593-MW project expected to be placed in-service in 2011. MidAmerican Energy continues to evaluate additional cost-effective wind-powered generation.

•	$215 million at Kern River for the Apex Expansion project, which is expected to be placed in-service in late 2011.

•
$182 million for generation development projects, primarily for development and construction of the 637-MW Lake Side 2 combined-cycle combustion turbine natural gas-fired generating facility, which is expected to be placed in service in 2014.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy has begun preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years beginning in October 2010 from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear facility development.

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

Equity Investments

ETT, a company owned equally by subsidiaries of American Electric Power Company, Inc. and MEHC, owns and operates electric transmission assets in the ERCOT footprint. In order to fund ETT's ongoing transmission investment, MEHC expects to make equity contributions to ETT during 2011 of $97 million.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, other than the 2011 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

MEHC's regulated subsidiaries are subject to comprehensive regulation. In addition to the discussion contained herein regarding updates to regulatory matters based upon material changes that occurred subsequent to those disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, refer to Note 4 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional regulatory matter updates.

PacifiCorp

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. In February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC requesting deferral of incremental renewable energy credit revenue in excess of the renewable energy credit value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and renewable energy credit revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In December 2010, the UPSC approved a separate stipulation that provides a $3 million monthly credit to customers effective January 1, 2011 that will be applied toward the UPSC's final decision. In March 2011, the UPSC issued its final order approving the use of an EBA in Utah, which will begin at the conclusion of the pending general rate case. Under the EBA, which has been established as a four year pilot program, 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance. The UPSC did not address in its EBA order the ratemaking treatment of deferred accounts for both net power costs and renewable energy credit revenues in excess of the levels included in rates since the 2009 general rate case. In April 2011, PacifiCorp filed a petition with the UPSC for clarification and reconsideration of the EBA order, including reconsideration of the exclusion of financial swaps and renewable energy credit sales from the determination of deferrals under the EBA.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. If approved by the UPSC, the rates will be effective September 2011.

Oregon

In March 2011, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $62 million, or an average price increase of 5%, to recover the anticipated net power costs forecasted for calendar year 2012. The new rates will be effective January 1, 2012 and are subject to updates throughout the proceeding, which is scheduled to be completed in November 2011.

In October 2010, PacifiCorp filed its 2009 tax report under Oregon Senate Bill 408. In January 2011, PacifiCorp entered into a stipulation with the OPUC staff and the CUB, whereby PacifiCorp, the OPUC staff and the CUB agreed to a surcharge of $13 million, plus interest. In April 2011, the OPUC issued an order adopting the stipulation without significant modification. The $13 million, plus interest, will be recorded in earnings in the second quarter of 2011 and will be collected over a one-year period beginning in June 2011. The stipulation also contained an agreement that the OPUC staff will support PacifiCorp's request to defer resolution of certain aspects of the 2009 tax report in a separate proceeding, the outcome of which is not expected to have a material impact on PacifiCorp's consolidated financial results.

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

In April 2010, PacifiCorp filed an application with the WPSC requesting approval of a new ECAM to replace the existing PCAM. The PCAM concluded with the final deferral of net power costs in November 2010 and collection through March 2012. In February 2011, the WPSC issued an order approving an ECAM effective December 1, 2010, under which 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred as incurred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance beginning June 1.

In February 2011, PacifiCorp filed its final PCAM application with the WPSC requesting recovery of $16 million in deferred net power costs over the 12-month period ended March 31, 2012. If approved by the WPSC, the application would result in an $11 million rate increase over the $5 million currently reflected in the tariff. PacifiCorp requested and received approval from the WPSC to implement the $11 million interim rate change effective April 1, 2011, which will be in effect until the WPSC issues a final order.

In November 2010, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $98 million, or an average price increase of 17%. In May 2011, PacifiCorp filed its rebuttal testimony with the WPSC reducing the requested rate increase to $80 million. If approved by the WPSC, the rates will be effective September 2011.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2% related to the sale of renewable energy credits expected during the rate year. The new rates are effective in April 2011. In April 2011, PacifiCorp filed a petition for reconsideration requesting the WUTC reconsider various items on the final order, including income tax and net power cost issues and the WUTC's conclusions with respect to rate of return. The WUTC staff also filed a petition for reconsideration. The WUTC allowed for reply comments to the petitions and indicated it will issue a ruling resolving the petitions in due course.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. In February 2011, the IPUC issued its final order with no revisions to the December 2010 increase. In March 2011, PacifiCorp petitioned the IPUC seeking reconsideration or rehearing on certain aspects of the order, including the IPUC's conclusion that 27% of PacifiCorp's Populus to Terminal transmission line investment is not currently used and useful and should be carried as plant held for future use. The Idaho-allocated share of 27% of the investment is approximately $13 million. In April 2011, the IPUC issued an order, accepting in part and rejecting in part, PacifiCorp's motion for reconsideration, resulting in no significant changes to the IPUC's initial order. PacifiCorp may appeal the Populus to Terminal decision to the Idaho Supreme Court.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. In March 2011, the IPUC issued an order approving recovery of $10 million beginning in 2011 and the remaining $3 million beginning in 2012. The rate change was effective April 1, 2011.

MidAmerican Energy

On March 11, 2011, a massive earthquake and associated tsunami struck the northeast coast of Japan that resulted in severe damage to the Fukushima Daiichi nuclear generating facilities in that country. These events have had a significant impact on the Japanese economy and have elevated public concerns surrounding the safety of nuclear generation. While the situation in Japan is not expected to have a direct material impact on MidAmerican Energy's operations, the NRC has launched a review of the Fukushima Daiichi accident to apply possible lessons learned to the United States nuclear industry. The results of this NRC review could potentially impact MidAmerican Energy's interest in Quad Cities Station. To date, no specific findings or orders pertinent to Quad Cities Station have been communicated to either Exelon Generation Company, LLC, the operator of Quad Cities Station, or MidAmerican Energy. The impact of the NRC's review cannot be predicted but could result in higher operating expense, higher capital costs or extended outages at Quad Cities Station.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of the Company's forecasted environmental-related capital expenditures and Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding certain environmental laws and regulations affecting the Company. The discussion below contains material developments since those disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a "Maximum Achievable Control Technology" standard rather than a cap-and-trade system. The public comment period will be open until July 5, 2011, and the final rule will be issued in November 2011. The proposed rule requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, the Company cannot fully determine the costs to comply with the requirements; however, the Company believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support the Company's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of the Company's coal-fired generating facilities will increase the cost of providing service to customers.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's and MidAmerican Energy's generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Utah submitted its SIP and suggested that the emissions reduction projects planned by PacifiCorp are sufficient to meet its initial emissions reduction requirements. Utah approved amendments to its SIP submittal in April 2011, and those amendments, along with its previous SIP submittal, await approval or further direction from the EPA . Wyoming submitted its regional haze SIP to the EPA in January 2011. PacifiCorp believes that its planned emissions reduction projects will satisfy the regional haze requirements in Utah and Wyoming. It is possible that additional controls may be required after the respective SIPs have been considered by the EPA or that the timing of installation of planned controls could change.

Climate Change

GHG Tailoring Rule

Effective January 2, 2011, power plants, among other facilities, are required to comply with the GHG Tailoring Rule, which provides that any source that already has a Title V operating permit is required to have GHG provisions added to its permits upon renewal. In addition, the GHG Tailoring Rule provides that if projects at existing major sources result in an increase in emissions of GHG of at least 75,000 tons per year, such projects could trigger permitting requirements and the application of best available control technology to address GHG emissions. New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold. Several legal challenges have been filed to the EPA's final GHG Tailoring Rule in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. Both PacifiCorp and MidAmerican Energy are in the process of obtaining permits for certain existing facilities to install emission reduction equipment to comply with the Regional Haze and Clean Air Transport Rules. These facilities were required to assess the impacts of the projects on GHG emissions under the GHG Tailoring Rule. PacifiCorp is also in the process of permitting a new natural gas-fired generating facility that will emit more than the threshold quantity of GHG to trigger a best available control technology determination under the GHG Tailoring Rule. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on the Company.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by July 26, 2011, and issue final regulations by May 26, 2012. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on the Company cannot be determined.

Regional and State Activities

Several states have developed state-specific laws or regional legislative initiatives to report or mitigate GHG emissions that are expected to impact PacifiCorp, MidAmerican Energy and other MEHC energy subsidiaries, including:

•
The Western Climate Initiative, a comprehensive regional effort to reduce GHG emissions by 15% below 2005 levels by 2020 through a cap-and-trade program that includes the electricity sector. The Western Climate Initiative includes the states of California, Montana, New Mexico, Oregon, Utah and Washington and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. The state and provincial partners have agreed to begin reporting GHG emissions in 2011 for emissions that occurred in 2010. The first phase of the cap-and-trade program is scheduled to begin on January 1, 2012; however, only California, British Columbia and Quebec appear to be in a position to implement their programs in 2012.

•
An executive order signed by California's governor in June 2005 would reduce GHG emissions in that state to 2000 levels by 2010, to 1990 levels by 2020 and 80% below 1990 levels by 2050. The California Air Resources Board proposed regulations to adopt a GHG cap-and-trade program in October 2010; however, those regulations have not yet been finalized. In March 2011, a California superior court judge ruled that the California Air Resources Board had failed to perform an adequate alternatives analysis for the state's cap-and-trade program, holding that the program could not move forward without the necessary analysis. The California Air Resources Board has indicated it intends to appeal the court's decision. In addition, California has adopted legislation that imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fired generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

•
In November 2007, the Iowa governor signed the Midwest Greenhouse Gas Accord and the Energy Security and Climate Stewardship Platform for the Midwest. The signatories to the platform were other Midwestern states that agreed to implement a regional cap-and-trade system for GHG emissions. Advisory group recommendations included the assessment of 2020 emissions reduction targets of 15%, 20% and 25% below 2005 levels and a 2050 target of 60% to 80% below 2005 levels. In addition, the accord calls for the participating states to collectively meet at least 2% of regional annual retail sales of electricity and natural gas through energy efficiency improvements by 2015 and continue to achieve an additional 2% in efficiency improvements every year thereafter. There has been no further progress in implementing a Midwest regional cap-and-trade program.

•
The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to reduce GHG emissions in ten Northeastern and Mid-Atlantic states, requires, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018. A number of states participating in the Regional Greenhouse Gas Initiative, including New Hampshire, New Jersey, Maine and Delaware, have introduced legislation to withdraw from participation in the Regional Greenhouse Gas Initiative.

GHG Litigation

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit. Oral arguments were heard by the United States Supreme Court in April 2011, and the court is expected to issue its opinion in the case in June 2011.

Reporting

PacifiCorp voluntarily reports its GHG emissions to the California Climate Action Registry and The Climate Registry. In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp, MidAmerican Energy and CalEnergy U.S. are subject to this requirement and will submit their first reports by September 30, 2011. Northern Natural Gas and Kern River will be required to report their combustion-related GHG emissions by September 30, 2011, and their GHG emissions from equipment leaks and venting by March 31, 2012.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Renewable Portfolio Standards

In 2011, the California Legislature passed, and the governor signed, legislation to expand the state's RPS to require 20% of retail load to be procured from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. The new law will likely supersede the California Air Resources Board 33% renewable electricity standard adopted pursuant to Executive Order S-21-09 in September 2009. The 2011 legislation expands the RPS to all California retail sellers, provides additional flexible compliance mechanisms for retail sellers and modifies the types of renewable electricity products that may be used to comply with the law.

Water Quality Standards

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than 2 million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The rule is required to be finalized by July 2012. PacifiCorp and MidAmerican Energy will be required to complete impingement and entrainment studies in 2013. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's or MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and six landfills that contain coal combustion byproducts. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at the Company's coal-fired generating facilities. The public comment period closed in November 2010. The EPA has indicated it does not intend to finalize the rule in 2011 and the substance of the final rule is not known. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, both PacifiCorp and MidAmerican Energy have begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

Other

MEHC expects its Domestic Regulated Businesses will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. The Company's planning efforts take into consideration the complexity of balancing factors such as: (1) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (2) avoidance of excessive reliance on any one generation technology; (3) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (4) state-specific energy policies, resource preferences, and economic development efforts; (5) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (6) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulation, deferring installation of compliance-related projects is often not feasible or cost-effective and places the Company at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, the Company has established installation schedules with permitting agencies that coordinates compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts reduce costs associated with replacement power and maintain system reliability.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2011, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of March 31, 2011, the Company would have been required to post $500 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Reform Act"). The Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act, including collateral requirements on derivative contracts, will be the subject of regulatory interpretation and implementation rules requiring rulemaking proceedings that may take several years to complete.

The Company is a party to derivative contracts, including over-the-counter derivative contracts. The Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital and margin requirements for "swap dealers" and "major swap participants." The Reform Act provides certain exemptions from these regulations for commercial end-users that use derivatives to hedge and manage the commercial risk of their businesses. Although the Company generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of the rulemaking proceedings cannot be predicted and, therefore, the impact of the Reform Act on the Company's consolidated financial results cannot be determined at this time.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected on the Consolidated Financial Statements will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2010. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of March 31, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Coal Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

The operation of PacifiCorp's coal mines and coal processing facilities is regulated by the MSHA under the Mine Safety Act. MSHA inspects PacifiCorp's coal mines and coal processing facilities on a regular basis and may issue citations, notices, orders, or any combination thereof, when it believes a violation has occurred under the Mine Safety Act. For citations, monetary penalties are assessed by MSHA. Citations, notices and orders can be contested and appealed and the severity and assessment of penalties may be reduced or, in some cases, dismissed through the appeal process.

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three-month period ended March 31, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of March 31, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the three-month period ended March 31, 2011. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the three-month period ended March 31, 2011.

	Mine Safety Act						Total
			Section		Section		Value of
	Section 104(a)		104(d)		107(a)		Proposed
	Significant &	Section	Citations	Section	Imminent	Section	MSHA	Legal
Coal Mine or	Substantial	104(b)	&	110(b)(2)	Danger	104(e)	Assessments	Actions
Coal Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending

Deer Creek	3	—	—	—	—	—	$8	17
Bridger (surface)	3	—	—	—	—	—	6	8
Bridger (underground)	4	—	—	—	—	—	25	17
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: May 6, 2011	/s/ Patrick J. Goodman
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