Form 10-Q
period 2011-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2011-08-05
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 29, 2011, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

MidAmerican Energy Holdings Company and Related Entities
MEHC	MidAmerican Energy Holdings Company
Company	MidAmerican Energy Holdings Company and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
CE Electric UK	CE Electric UK Funding Company
Northern Electric	Northern Electric Distribution Limited
Yorkshire Electricity	Yorkshire Electricity Distribution plc
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp and MidAmerican Energy Company

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
CSAPR	Cross-State Air Pollution Rule
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GHG Reporting	Greenhouse Gases Reporting
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
Mine Safety Act	Federal Mine Safety and Health Act of 1977
MISO	Midwest Independent Transmission System Operator, Inc.
MSHA	Federal Mine Safety and Health Administration
MW	Megawatts
NRC	Nuclear Regulatory Commission
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the Company's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of the Company and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of June 30, 2011, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of cash flows and changes in equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2011

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,021	$470
Trade receivables, net	1,095	1,225
Income taxes receivable	134	396
Inventories	613	585
Derivative contracts	57	131
Investments and restricted cash and investments	52	44
Other current assets	385	437
Total current assets	3,357	3,288

Property, plant and equipment, net	32,744	31,899
Goodwill	5,035	5,025
Investments and restricted cash and investments	1,447	1,881
Regulatory assets	2,459	2,497
Derivative contracts	10	13
Other assets	1,089	1,065

Total assets	$46,141	$45,668

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$802	$827
Accrued employee expenses	213	159
Accrued interest	351	341
Accrued property, income and other taxes	328	287
Derivative contracts	109	158
Short-term debt	—	320
Current portion of long-term debt	843	1,286
Other current liabilities	530	424
Total current liabilities	3,176	3,802

Regulatory liabilities	1,681	1,664
Derivative contracts	354	458
MEHC senior debt	5,371	5,371
MEHC subordinated debt	151	172
Subsidiary debt	13,538	12,662
Deferred income taxes	6,412	6,298
Other long-term liabilities	1,671	1,833
Total liabilities	32,354	32,260

Commitments and contingencies (Note 12)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,427
Retained earnings	8,546	7,979
Accumulated other comprehensive loss, net	(355)	(174)
Total MEHC shareholders' equity	13,614	13,232
Noncontrolling interests	173	176
Total equity	13,787	13,408

Total liabilities and equity	$46,141	$45,668

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Operating revenue:
Energy	$2,356	$2,289	$5,011	$5,027
Real estate	290	341	479	540
Total operating revenue	2,646	2,630	5,490	5,567

Operating costs and expenses:
Energy:
Cost of sales	840	818	1,812	1,980
Operating expense	626	607	1,261	1,222
Depreciation and amortization	332	312	664	623
Real estate	271	313	472	523
Total operating costs and expenses	2,069	2,050	4,209	4,348

Operating income	577	580	1,281	1,219

Other income (expense):
Interest expense	(303)	(306)	(606)	(614)
Capitalized interest	9	14	18	28
Interest and dividend income	6	14	9	20
Other, net	20	19	46	56
Total other income (expense)	(268)	(259)	(533)	(510)

Income before income tax expense and equity income	309	321	748	709
Income tax expense	76	71	187	127
Equity income	7	8	14	5
Net income	240	258	575	587
Net income attributable to noncontrolling interests	4	5	8	92
Net income attributable to MEHC	$236	$253	$567	$495

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$575	$587
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	670	630
Changes in regulatory assets and liabilities	(8)	22
Deferred income taxes and amortization of investment tax credits	276	150
Other, net	(27)	(14)
Changes in other operating assets and liabilities:
Trade receivables and other assets	163	273
Derivative collateral, net	13	(44)
Contributions to pension and other postretirement benefit plans, net	(85)	(119)
Accounts payable and other liabilities	262	(80)
Net cash flows from operating activities	1,839	1,405

Cash flows from investing activities:
Capital expenditures	(1,176)	(1,278)
Purchases of available-for-sale securities	(88)	(54)
Proceeds from sales of available-for-sale securities	87	55
Proceeds from sale of assets	5	80
Other, net	(41)	(34)
Net cash flows from investing activities	(1,213)	(1,231)

Cash flows from financing activities:
Repayments of MEHC subordinated debt	(22)	(67)
Proceeds from subsidiary debt	790	—
Repayments of subsidiary debt	(502)	(119)
Net (repayments of) proceeds from short-term debt	(320)	127
Net purchases of common stock	—	(56)
Other, net	(20)	(14)
Net cash flows from financing activities	(74)	(129)

Effect of exchange rate changes	(1)	(3)

Net change in cash and cash equivalents	551	42
Cash and cash equivalents at beginning of period	470	429
Cash and cash equivalents at end of period	$1,021	$471

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	Income (Loss),	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Net	Interests	Equity

Balance at December 31, 2009	75	$—	$5,453	$6,788	$335	$267	$12,843
Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	495	—	92	587
Other comprehensive loss	—	—	—	—	(348)	—	(348)
Common stock purchases	—	—	(9)	(47)	—	—	(56)
Distributions	—	—	—	—	—	(13)	(13)
Other equity transactions	—	—	—	—	—	(38)	(38)
Balance at June 30, 2010	75	$—	$5,444	$7,236	$(13)	$224	$12,891

Balance at December 31, 2010	75	$—	$5,427	$7,979	$(174)	$176	$13,408
Net income	—	—	—	567	—	8	575
Other comprehensive loss	—	—	—	—	(181)	—	(181)
Distributions	—	—	—	—	—	(13)	(13)
Other equity transactions	—	—	(4)	—	—	2	(2)
Balance at June 30, 2011	75	$—	$5,423	$8,546	$(355)	$173	$13,787

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net income	$240	$258	$575	$587

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $2, $5, $- and $18	5	13	—	46
Foreign currency translation adjustment	2	(37)	78	(209)
Unrealized gains on cash flow hedges, net of tax of $7, $14, $8 and $2	11	22	12	3
Unrealized losses on available-for-sale securities, net of tax of $(53), $(225), $(180) and $(124)	(82)	(338)	(271)	(188)
Total other comprehensive income (loss), net of tax	(64)	(340)	(181)	(348)

Comprehensive income (loss)	176	(82)	394	239
Comprehensive income attributable to noncontrolling interests	4	5	8	92
Comprehensive income (loss) attributable to MEHC	$172	$(87)	$386	$147

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Holdings Company ("MEHC") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). The balance of MEHC's common stock is owned by Mr. Walter Scott, Jr. (along with family members and related entities), a member of MEHC's Board of Directors, and Mr. Gregory E. Abel, a member of MEHC's Board of Directors and MEHC's Chairman, President and Chief Executive Officer. As of June 30, 2011, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.8%, 9.4% and 0.8%, respectively, of MEHC's voting common stock.

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2011 and for the three- and six-month periods ended June 30, 2011 and 2010. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2011.

(2)	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating which presentation option will be implemented.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required.This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." ASU No. 2010-06 requires disclosure of (a) the amount of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and (b) gross presentation of purchases, sales, issuances and settlements in the Level 3 fair value measurement rollforward. This guidance clarifies that existing fair value measurement disclosures should be presented for each class of assets and liabilities. The existing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements have also been clarified to ensure such disclosures are presented for the Levels 2 and 3 fair value measurements. The Company adopted this guidance as of January 1, 2010, with the exception of the disclosure requirement to present purchases, sales, issuances and settlements gross in the Level 3 fair value measurement rollforward, which the Company adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2011	2010
Regulated assets:
Utility generation, distribution and transmission system	5-85 years	$38,542	$37,643
Interstate pipeline assets	3-67 years	5,940	5,906
		44,482	43,549
Accumulated depreciation and amortization		(14,094)	(13,711)
Regulated assets, net		30,388	29,838

Nonregulated assets:
Independent power plants	10-30 years	678	678
Other assets	3-30 years	422	419
		1,100	1,097
Accumulated depreciation and amortization		(513)	(492)
Nonregulated assets, net		587	605

Net operating assets		30,975	30,443
Construction work-in-progress		1,769	1,456
Property, plant and equipment, net		$32,744	$31,899

Substantially all of the construction work-in-progress as of June 30, 2011 and December 31, 2010 relates to the construction of regulated assets.

(4)	Regulatory Matters

The following are updates to regulatory matters based upon material changes that occurred subsequent to December 31, 2010.

Rate Matters

Kern River Rate Case

In December 2009, the Federal Energy Regulatory Commission ("FERC") issued an order establishing rates for the period of Kern River's current long-term contracts ("Period One rates") and required that rates be levelized for shippers that elect to continue to take service following the expiration of their current contracts ("Period Two rates"). The FERC set all other issues related to Period Two rates for hearing. In November 2010, the FERC issued an order that denied all requests for rehearing from the FERC's December 2009 order and established that Kern River is entitled to a 100% equity capital structure in its Period Two rates. In January 2011, Kern River filed a motion for clarification on certain depreciation issues with the FERC and also filed a petition for review of the orders regarding Period One rates in the United States Court of Appeals for the District of Columbia Circuit. In March 2011, the petition was dismissed upon request of Kern River and the FERC without prejudice to Kern River's refiling at the end of the Period Two rates proceeding.

In April 2011, the presiding administrative law judge issued an initial decision regarding Kern River's Period Two rates. Among other items, the administrative law judge determined the Period Two rates should be based on a return on equity of 11.55%, a capital structure of 100% equity, and a levelization period that coincides with each shipper group's uniform contract length of 10 or 15 years. The administrative law judge also determined that Kern River's regulatory asset associated with compressor engines and general plant replacements can only be recovered in a future rate case and may not be incorporated into Period Two rates at this time. Kern River filed its initial brief on exceptions in May 2011 and its brief opposing exceptions in June 2011. In July 2011, the FERC issued its order substantially adopting the presiding administrative law judge's initial decision. One or more parties, including Kern River, are expected to request a rehearing or clarification of the order.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value
	Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2011
Assets:
Commodity derivatives	$3	$188	$11	$(135)	$67
Investments in available-for-sale securities:
Money market mutual funds(2)	771	—	—	—	771
Debt securities	79	56	37	—	172
Equity securities	972	—	—	—	972
	$1,825	$244	$48	$(135)	$1,982

Liabilities - Commodity derivatives	$(5)	$(464)	$(244)	$250	$(463)

As of December 31, 2010
Assets:
Commodity derivatives	$3	$293	$23	$(175)	$144
Investments in available-for-sale securities:
Money market mutual funds(2)	301	—	—	—	301
Debt securities	74	53	50	—	177
Equity securities	1,412	—	—	—	1,412
	$1,790	$346	$73	$(175)	$2,034

Liabilities - Commodity derivatives	$(10)	$(568)	$(354)	$316	$(616)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $115 million and $141 million as of June 30, 2011 and December 31, 2010, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	Commodity	Debt	Commodity	Debt
	Derivatives	Securities	Derivatives	Securities

2011
Beginning balance	$(341)	$39	$(331)	$50
Changes included in earnings(1)	2	—	4	—
Changes in fair value recognized in other comprehensive income	—	—	—	2
Changes in fair value recognized in net regulatory assets	96	—	83	—
Sales	—	(2)	—	(15)
Settlements	10	—	11	—
Ending balance	$(233)	$37	$(233)	$37

2010
Beginning balance	$(382)	$43	$(359)	$46
Changes included in earnings(1)	(4)	—	5	—
Changes in fair value recognized in other comprehensive income	—	(2)	—	(5)
Changes in fair value recognized in net regulatory assets	(21)	—	(49)	—
Purchases, sales, issuances and settlements	17	—	13	—
Ending balance	$(390)	$41	$(390)	$41

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of June 30, 2011 and 2010, net unrealized gains (losses) included in earnings for the three-month periods ended June 30, 2011 and 2010 totaled $2 million and $(4) million, respectively, and for the six-month periods ended June 30, 2011 and 2010 totaled $1 million and $5 million, respectively.

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

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$19,903	$21,949	$19,491	$21,637

(6)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for regulated and nonregulated retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

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

The following table, which excludes contracts that qualify for the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Total
As of June 30, 2011
Not designated as hedging contracts(1)(2):
Commodity assets	$84	$13	$68	$27	$192
Commodity liabilities	(25)	(5)	(261)	(397)	(688)
Total	59	8	(193)	(370)	(496)

Designated as hedging contracts(1):
Commodity assets	4	3	1	2	10
Commodity liabilities	(4)	(1)	(15)	(5)	(25)
Total	—	2	(14)	(3)	(15)

Total derivatives	59	10	(207)	(373)	(511)
Cash collateral (payable) receivable	(2)	—	98	19	115
Total derivatives - net basis	$57	$10	$(109)	$(354)	$(396)

As of December 31, 2010
Not designated as hedging contracts(1)(2):
Commodity assets	$204	$18	$47	$38	$307
Commodity liabilities	(64)	(6)	(269)	(533)	(872)
Total	140	12	(222)	(495)	(565)

Designated as hedging contracts(1):
Commodity assets	1	2	8	1	12
Commodity liabilities	(1)	(1)	(50)	(8)	(60)
Total	—	1	(42)	(7)	(48)

Total derivatives	140	13	(264)	(502)	(613)
Cash collateral (payable) receivable	(9)	—	106	44	141
Total derivatives - net basis	$131	$13	$(158)	$(458)	$(472)

(1)	Derivative contracts within these categories subject to master netting arrangements are presented on a net basis on the Consolidated Balance Sheets.

(2)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2011 and December 31, 2010, a net regulatory asset of $498 million and $564 million, respectively, was recorded related to the net derivative liability of $496 million and $565 million, respectively.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance	$543	$401	$564	$353
Changes in fair value recognized in net regulatory assets	(40)	56	(62)	71
Net gains reclassified to operating revenue	—	27	8	49
Net (losses) gains reclassified to cost of sales	(5)	(5)	(12)	6
Ending balance	$498	$479	$498	$479

For the Company's derivatives not designated as hedging contracts and for which changes in fair value are not recorded as a net regulatory asset or liability, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for sales contracts; cost of sales and operating expense for purchase contracts and electricity, natural gas and fuel swap contracts; and interest expense for the interest rate derivative. The following table summarizes the pre-tax gains (losses) included on the Consolidated Statements of Operations associated with the Company's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Commodity derivatives:
Operating revenue	$3	$2	$4	$12
Cost of sales	—	(9)	(1)	(13)
Operating expense	—	(2)	2	(1)
Interest rate derivative - Interest expense	—	4	—	4
Total	$3	$(5)	$5	$2

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

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance(1)	$34	$119	$37	$81
Changes in fair value recognized in OCI	(16)	(32)	(14)	18
Net gains reclassified to operating revenue	1	4	1	5
Net losses reclassified to cost of sales	(4)	(15)	(9)	(28)
Ending balance(1)	$15	$76	$15	$76

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in accumulated other comprehensive income ("AOCI") and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales or operating expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2011 and 2010, hedge ineffectiveness was insignificant. As of June 30, 2011, the Company had cash flow hedges with expiration dates extending through December 2014 and $13 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2011	2010
Electricity sales	Megawatt hours	(5)	(11)
Natural gas purchases	Decatherms	205	239
Fuel purchases	Gallons	10	20

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2011, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $506 million and $603 million as of June 30, 2011 and December 31, 2010, respectively, for which the Company had posted collateral of $111 million and $136 million, respectively. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2011 and December 31, 2010, the Company would have been required to post $248 million and $261 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2011	2010
Investments:
BYD common stock	$727	$1,182
Rabbi trusts	292	284
Other	102	105
Total investments	1,121	1,571

Restricted cash and investments:
Nuclear decommissioning trust funds	308	295
Other	70	59
Total restricted cash and investments	378	354

Total investments and restricted cash and investments	1,499	1,925
Less current portion	(52)	(44)
Noncurrent portion	$1,447	$1,881

MEHC's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of June 30, 2011 and December 31, 2010, the fair value of MEHC's investment in BYD common stock was $727 million and $1.182 billion, respectively, which resulted in a pre-tax unrealized gain of $495 million and $950 million as of June 30, 2011 and December 31, 2010, respectively.

The Company's restricted cash and investments as of June 30, 2011 and December 31, 2010 are primarily related to (a) funds held in trust for nuclear decommissioning and (b) debt service reserve requirements for certain projects. The debt service funds are restricted by their respective project debt agreements to be used only for the related project.

(8)	Recent Debt Transactions

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as construction work-in-progress certain amounts for which it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2011, $94 million of such debt, net of associated discount, was outstanding.

In May 2011, PacifiCorp issued $400 million of 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds are being used to fund capital expenditures, for the repayment of short-term debt and for general corporate purposes.

In April 2011, Northern Natural Gas issued $200 million of 4.25% Senior Notes due June 1, 2021. The net proceeds were used to partially repay its $250 million, 7.0% Senior Notes due June 1, 2011.

In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586% under its finance contract with the European Investment Bank.

(9)	Related Party Transactions

As of June 30, 2011 and December 31, 2010, Berkshire Hathaway and its affiliates held 11% mandatory redeemable preferred securities due from certain wholly-owned subsidiary trusts of MEHC of $143 million and $165 million, respectively. Interest expense on these securities totaled $4 million and $8 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $9 million and $18 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Berkshire Hathaway includes the Company in its United States federal income tax return. As of June 30, 2011 and December 31, 2010, income taxes receivable from Berkshire Hathaway totaled $118 million and $396 million, respectively. For the six-month periods ended June 30, 2011 and 2010, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $399 million and $65 million, respectively.

(10)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Pension:
Service cost	$8	$7	$14	$14
Interest cost	27	26	52	53
Expected return on plan assets	(32)	(30)	(59)	(57)
Net amortization	4	4	9	7
Net periodic benefit cost	$7	$7	$16	$17

Other postretirement:
Service cost	$3	$3	$5	$5
Interest cost	10	10	21	21
Expected return on plan assets	(11)	(11)	(21)	(21)
Net amortization	5	2	8	6
Net periodic benefit cost	$7	$4	$13	$11

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $127 million and $28 million, respectively, during 2011. As of June 30, 2011, $105 million and $14 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

United Kingdom Operations

Net periodic benefit cost for the UK pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Service cost	$5	$3	$10	$7
Interest cost	23	22	46	44
Expected return on plan assets	(29)	(24)	(58)	(50)
Net amortization	9	7	18	15
Net periodic benefit cost	$8	$8	$16	$16

Employer contributions to the UK pension plan are expected to be £50 million during 2011. As of June 30, 2011, £8 million, or $13 million, of contributions had been made to the UK pension plan.

(11)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Federal statutory income tax rate	35%	35%	35%	35%
Federal and state income tax credits	(10)	(9)	(10)	(10)
State income tax, net of federal income tax benefit	1	3	1	3
Income tax method changes	—	(2)	—	(1)
Effects of ratemaking	(1)	(4)	(1)	(3)
Income tax effect of foreign income	(2)	(2)	(2)	(3)
Noncontrolling interest dispute	—	—	—	(3)
Other, net	2	1	2	—
Effective income tax rate	25%	22%	25%	18%

Federal and state income tax credits primarily relate to production tax credits at the Utilities. The Utilities' wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

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

Hydroelectric Relicensing

PacifiCorp's hydroelectric portfolio consists of 46 generating facilities with an aggregate facility net owned capacity of 1,161 megawatts. The FERC regulates 98% of the net capacity of this portfolio through 16 individual licenses, which typically have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's four mainstem dams is in the public interest and will advance restoration of the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC"), and is depositing the proceeds in a trust account maintained by the OPUC. In May 2011, the California Public Utilities Commission ("CPUC") approved the collection of surcharges from California customers beginning at a future date to be determined through a tariff filing. In June 2011, the tariff filing was completed and new rates will be effective upon establishment of two trust accounts.

As of June 30, 2011 and December 31, 2010, the net book value of PacifiCorp's Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs was $121 million and $125 million, respectively. During 2010 and 2011, PacifiCorp received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019. PacifiCorp is seeking similar approval in Idaho and expects to seek approval in the next Washington general rate case. As part of the July 2011 Utah general rate case settlement stipulation, PacifiCorp and the other parties to the settlement stipulation have proposed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's four mainstem dams to a future rate proceeding, at which time the associated relicensing and settlement costs would be addressed. The Utah Public Service Commission is expected to make a final decision regarding the settlement stipulation not later than September 2011.

Purchase Obligations

In May 2011, PacifiCorp issued a notice to proceed with the engineering, procurement and construction contract for the 637-MW Lake Side 2 combined-cycle natural gas-fired generating facility. The notice to proceed resulted in purchase obligations for the years ending December 31 of approximately $181 million in 2011, $206 million in 2012, $126 million in 2013 and $8 million in 2014.

In May 2011, MidAmerican Energy signed contracts totaling $427 million for the construction of emissions control equipment at two of its jointly owned generating facilities to address air quality requirements. These contracts resulted in purchase obligations for the years ending December 31 of approximately $143 million in 2012, $194 million in 2013 and $90 million in 2014. As a joint owner of the generating facilities, MidAmerican Energy's share is $238 million.

(13)	Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss attributable to MEHC, net consists of the following components (in millions):

	As of
	June 30,	December 31,
	2011	2010

Unrecognized amounts on retirement benefits, net of tax of $(172) and $(172)	$(461)	$(461)
Foreign currency translation adjustment	(219)	(297)
Unrealized gains on cash flow hedges, net of tax of $23 and $15	35	23
Unrealized gains on available-for-sale securities, net of tax of $195 and $375	290	561
Total accumulated other comprehensive loss attributable to MEHC, net	$(355)	$(174)

(14)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Operating revenue:
PacifiCorp	$1,091	$1,052	$2,210	$2,158
MidAmerican Funding	805	827	1,784	1,962
Northern Natural Gas	112	98	317	307
Kern River	90	88	178	174
CE Electric UK	238	206	490	398
CalEnergy Philippines	22	22	46	44
CalEnergy U.S.	8	8	16	16
HomeServices	290	341	479	540
Corporate/other(1)	(10)	(12)	(30)	(32)
Total operating revenue	$2,646	$2,630	$5,490	$5,567

Depreciation and amortization:
PacifiCorp	$156	$142	$311	$282
MidAmerican Funding	84	86	169	172
Northern Natural Gas	17	16	34	32
Kern River	30	27	59	54
CE Electric UK	42	37	83	76
CalEnergy Philippines	5	5	11	11
CalEnergy U.S.	2	2	4	4
HomeServices	3	3	6	7
Corporate/other(1)	(4)	(3)	(7)	(8)
Total depreciation and amortization	$335	$315	$670	$630

Operating income:
PacifiCorp	$267	$273	$538	$531
MidAmerican Funding	85	91	198	216
Northern Natural Gas	15	18	146	144
Kern River	49	48	95	97
CE Electric UK	136	122	295	212
CalEnergy Philippines	13	14	29	28
CalEnergy U.S.	4	4	4	8
HomeServices	19	28	7	17
Corporate/other(1)	(11)	(18)	(31)	(34)
Total operating income	577	580	1,281	1,219
Interest expense	(303)	(306)	(606)	(614)
Capitalized interest	9	14	18	28
Interest and dividend income	6	14	9	20
Other, net	20	19	46	56
Total income before income tax expense and equity income	$309	$321	$748	$709

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest expense:
PacifiCorp	$103	$101	$203	$202
MidAmerican Funding	45	48	93	96
Northern Natural Gas	15	15	30	30
Kern River	11	13	23	26
CE Electric UK	39	35	78	72
CalEnergy Philippines	1	1	2	2
CalEnergy U.S.	4	4	8	8
Corporate/other(1)	85	89	169	178
Total interest expense	$303	$306	$606	$614

	As of
	June 30,	December 31,
	2011	2010
Total assets:
PacifiCorp	$21,554	$21,410
MidAmerican Funding	11,387	11,134
Northern Natural Gas	2,700	2,795
Kern River	2,017	1,949
CE Electric UK	6,018	5,512
CalEnergy Philippines	338	336
CalEnergy U.S.	563	569
HomeServices	680	649
Corporate/other(1)	884	1,314
Total assets	$46,141	$45,668

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "Corporate/other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2011 (in millions):

					CE
		MidAmerican	Northern	Kern	Electric	CalEnergy	Home-
	PacifiCorp	Funding	Natural Gas	River	UK	U.S.	Services	Total

Balance, December 31, 2010	$1,126	$2,102	$197	$34	$1,101	$71	$394	$5,025
Foreign currency translation	—	—	—	—	23	—	—	23
Other	—	—	(13)	—	—	—	—	(13)
Balance at June 30, 2011	$1,126	$2,102	$184	$34	$1,124	$71	$394	$5,035

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2011 and 2010

Overview

Net income attributable to MEHC for the three-month period ended June 30, 2011, was $236 million, a decrease of $17 million, or 7%, compared to 2010. PacifiCorp's net income decreased $21 million, or 14%, as higher retail prices approved by regulators were more than offset by lower wholesale revenue, higher energy costs, depreciation and amortization, operating expense and lower AFUDC. Net income at MidAmerican Funding decreased $9 million, or 17%, due to lower wholesale electric margins, resulting from lower volumes and average prices, and higher operating expense. CE Electric UK's net income increased $11 million, or 18%, due to higher distribution revenue and $6 million due to the weaker United States dollar. Net income decreased $4 million, or 133%, at CalEnergy U.S. due to lower equity income resulting from higher maintenance and well workover costs in 2011. Net income at HomeServices was lower by $10 million, or 43%, due to a decrease in closed brokerage units and lower earnings at its mortgage joint venture due to lower refinancing activity. Additionally, corporate/other net income increased due to lower compensation accruals, higher equity income from ETT and lower interest expense, partially offset by a dividend received in 2010 from the BYD Company Limited common stock investment.

Net income attributable to MEHC for the six-month period ended June 30, 2011, was $567 million, an increase of $72 million, or 15%, compared to 2010. The results for 2010 included an after-tax charge of $59 million related to the CE Casecnan noncontrolling interest dispute. Excluding this item, net income attributable to MEHC increased $13 million, or 2%, compared to 2010. PacifiCorp's net income decreased $32 million, or 11%, as higher retail prices approved by regulators and lower energy costs were more than offset by lower wholesale revenue, higher depreciation and amortization and operating expense and lower AFUDC. Net income at MidAmerican Funding decreased $18 million, or 14%, due to lower wholesale electric margins, resulting from lower volumes and average prices, higher operating expense and higher income tax expense. CE Electric UK's net income increased $61 million, or 62%, due to higher distribution rates, favorable movements in certain regulatory provisions and $8 million due to the weaker United States dollar. Net income increased $4 million, or 67%, at CalEnergy U.S. due to higher equity income resulting from lower maintenance and well workover costs in 2011. HomeServices' net income was lower by $12 million, or 63%, due to a decrease in closed brokerage units and lower earnings at its mortgage joint venture due to lower refinancing activity. Additionally, corporate/other net income increased due to higher equity income from ETT, lower interest expense and lower compensation accruals, partially offset by a dividend received in 2010 from the BYD Company Limited common stock investment.

Segment Results

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as "Corporate/other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change
Operating revenue:
PacifiCorp	$1,091	$1,052	$39	4%	$2,210	$2,158	$52	2%
MidAmerican Funding	805	827	(22)	(3)	1,784	1,962	(178)	(9)
Northern Natural Gas	112	98	14	14	317	307	10	3
Kern River	90	88	2	2	178	174	4	2
CE Electric UK	238	206	32	16	490	398	92	23
CalEnergy Philippines	22	22	—	—	46	44	2	5
CalEnergy U.S.	8	8	—	—	16	16	—	—
HomeServices	290	341	(51)	(15)	479	540	(61)	(11)
Corporate/other	(10)	(12)	2	17	(30)	(32)	2	6
Total operating revenue	$2,646	$2,630	$16	1	$5,490	$5,567	$(77)	(1)

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change
Operating income:
PacifiCorp	$267	$273	$(6)	(2)%	$538	$531	$7	1%
MidAmerican Funding	85	91	(6)	(7)	198	216	(18)	(8)
Northern Natural Gas	15	18	(3)	(17)	146	144	2	1
Kern River	49	48	1	2	95	97	(2)	(2)
CE Electric UK	136	122	14	11	295	212	83	39
CalEnergy Philippines	13	14	(1)	(7)	29	28	1	4
CalEnergy U.S.	4	4	—	—	4	8	(4)	(50)
HomeServices	19	28	(9)	(32)	7	17	(10)	(59)
Corporate/other	(11)	(18)	7	39	(31)	(34)	3	9
Total operating income	$577	$580	$(3)	(1)	$1,281	$1,219	$62	5

PacifiCorp

Operating revenue increased $39 million for the second quarter of 2011 compared to 2010 due to higher retail revenue of $83 million, partially offset by lower wholesale and other revenue of $44 million. The increase in retail revenue was due to higher prices approved by regulators of $73 million and higher industrial customer load in Utah, partially offset by lower irrigation load in Idaho and Utah. The decrease in wholesale and other revenue was a result of the effects of cool and wet weather conditions on average wholesale prices and volumes, which decreased by 28% and 11%, respectively.

Operating income decreased $6 million for the second quarter of 2011 compared to 2010 as higher retail prices approved by regulators of $73 million were more than offset by increases in coal and purchased power costs, the unfavorable effects of cool and wet conditions in May and June 2011 on wholesale margins, higher depreciation and amortization of $13 million and higher operating expense of $9 million. Fuel costs per megawatt hour increased 23% for coal-fired generation and 11% for natural gas-fired generation, while the average cost of purchased power increased by 12%. Higher hydroelectric and wind-powered generation in the Northwest contributed to lower average market prices of wholesale electricity. These conditions impacted PacifiCorp's ability to economically dispatch its thermal generating facilities and contributed to a decrease in wholesale sales volumes of 11% and an increase in purchased power volumes of 25%. Purchased power volumes also increased due to higher generation under contract. Depreciation and amortization and operating expense increased due to higher plant placed in service. Additionally, operating expense increased due to higher storm restoration costs in 2011.

Operating revenue increased $52 million for the first six months of 2011 compared to 2010 due to higher retail revenue of $176 million, partially offset by lower wholesale and other revenue of $124 million. The increase in retail revenue was due to higher prices approved by regulators of $134 million and higher customer load as a result of the impacts of cooler weather in the first quarter of 2011 on residential customer load in the Western portion of PacifiCorp's service territory, higher commercial and industrial customer load in the Eastern portion of PacifiCorp's service territory, partially offset by lower irrigation load in Idaho and Utah. The decrease in wholesale and other revenue was due to a 33% decrease in average wholesale prices and a 16% decrease in wholesale volumes.

Operating income increased $7 million for the first six months of 2011 compared to 2010 as higher retail prices approved by regulators of $134 million, a lower average cost per megawatt hour of purchased power and lower volumes of natural gas and coal consumed were partially offset by a decrease in average wholesale sales prices and volumes, an increase in the average cost of coal per megawatt hour, higher volumes of purchased power, higher depreciation and amortization of $28 million and higher operating expense of $23 million. Higher hydroelectric and wind-powered generation in the Northwest contributed to lower average market prices of wholesale electricity. These conditions impacted PacifiCorp's ability to economically dispatch its thermal generating facilities and contributed to a decrease in wholesale sales volumes of 16% and an increase in purchased power volumes of 28%. Purchase power volumes also increased due to higher generation under contract. Depreciation and amortization and operating expense increased due to higher plant placed in service. Additionally, operating expense increased due to higher storm restoration costs in 2011.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change
Operating revenue:
Regulated electric	$412	$427	$(15)	(4)%	$789	$856	$(67)	(8)%
Regulated natural gas	130	128	2	2	463	515	(52)	(10)
Nonregulated and other	263	272	(9)	(3)	532	591	(59)	(10)
Total operating revenue	$805	$827	$(22)	(3)	$1,784	$1,962	$(178)	(9)

Operating income:
Regulated electric	$65	$74	$(9)	(12)%	$115	$136	$(21)	(15)%
Regulated natural gas	4	3	1	33	49	46	3	7
Nonregulated and other	16	14	2	14	34	34	—	—
Total operating income	$85	$91	$(6)	(7)	$198	$216	$(18)	(8)

Regulated electric operating revenue decreased $15 million for the second quarter of 2011 compared to 2010 due to lower wholesale and other revenue resulting from a 7% decrease in average prices and volumes. Retail volumes were flat resulting in a 3% decline in total volumes sold.

Regulated electric operating income decreased $9 million for the second quarter of 2011 compared to 2010. The lower operating revenue and higher average cost of natural gas and coal were partially offset by lower volumes supplied and lower prices of purchased electricity. Higher operating expense was partially offset by lower depreciation and amortization. Operating expense was higher due to flood preparation costs in 2011 and increased healthcare benefit costs, partially offset by the timing of plant maintenance.

Nonregulated and other operating revenue decreased $9 million for the second quarter of 2011 compared to 2010 due to lower electricity volumes and prices and lower gas volumes, partially offset by higher gas prices.

Regulated electric operating revenue decreased $67 million for the first six months of 2011 compared to 2010. Wholesale and other revenue decreased $79 million due to lower volumes of 26% and lower average prices of 11%. Retail revenue increased $12 million on higher volumes of 1% due to higher customer usage as a result of increased industrial sales and customer growth.

Regulated electric operating income decreased $21 million for the first six months of 2011 compared to 2010. The lower operating revenue and higher operating expense of $6 million were partially offset by lower energy costs of $49 million. Energy supplied decreased 9% for the first six months of 2011 compared to 2010 primarily due to lower coal generation and lower volumes of purchased electricity, partially offset by higher wind-powered generation. Additionally, energy costs decreased due to lower prices of purchased electricity, partially offset by the higher average cost of natural gas and coal. Operating expense increased due to higher maintenance costs, flood preparation costs and property taxes, partially offset by higher storm restoration costs in 2010.

Regulated natural gas operating revenue decreased $52 million for the first six months of 2011 compared to 2010 due to lower wholesale volumes and a decrease in the average per-unit cost of gas sold, which was passed on to customers. Regulated natural gas operating income increased $3 million for the first six months of 2011 compared to 2010 due to higher gas margins on higher retail sales volumes as a result of favorable weather conditions and other usage factors, partially offset by higher operating expense.

Nonregulated and other operating revenue decreased $59 million for the first six months of 2011 compared to 2010 due to lower electric revenue on lower volumes and lower gas revenue resulting from lower prices and volumes. Nonregulated and other operating income was flat for the first six months of 2011 compared to 2010 as the lower revenue was offset by lower natural gas and electricity purchase costs.

Northern Natural Gas

Operating revenue increased $14 million for the second quarter of 2011 compared to 2010 due to higher sales of gas and condensate liquids totaling $18 million on higher volumes, partially offset by lower storage revenue due to lower rates caused by the narrowing of natural gas price spreads. Operating income decreased $3 million for the second quarter of 2011 compared to 2010 due to the lower storage revenue.

Operating revenue increased $10 million for the first six months of 2011 compared to 2010 due to higher sales of gas and condensate liquids totaling $18 million on higher volumes, partially offset by lower storage revenue from the narrowing of natural gas price spreads. Operating income increased $2 million for the first six months of 2011 compared to 2010 due to lower natural gas storage losses, partially offset by the lower storage revenue.

Kern River

Operating revenue increased $2 million for the second quarter of 2011 compared to 2010 due to long-term contracts entered into in November 2010 related to the 2010 Expansion project, partially offset by lower revenue from the narrowing of natural gas price spreads. Operating income increased $1 million for the second quarter of 2011 compared to 2010 due to the higher operating revenue, partially offset by higher depreciation and amortization.

Operating revenue increased $4 million for the first six months of 2011 compared to 2010 due to long-term contracts entered into in November 2010 related to the 2010 Expansion project, partially offset by lower revenue from the narrowing of natural gas price spreads. Operating income decreased $2 million for the first six months of 2011 compared to 2010 due to higher depreciation and amortization, partially offset by the higher operating revenue.

CE Electric UK

Operating revenue increased $32 million for the second quarter of 2011 compared to 2010. The increase was due to a weaker United States dollar totaling $20 million and higher distribution revenue of $15 million. Distribution revenue increased due to higher tariff rates and lower regulatory provisions totaling $5 million.

Operating income increased $14 million for the second quarter of 2011 compared to 2010 primarily due to the weaker United States dollar totaling $11 million. The higher distribution revenue was largely offset by the gain on the sale of certain Australian hydrocarbon exploration and development assets in 2010 and the write-off of costs associated with unsuccessful exploration activities at CE Gas in 2011.

Operating revenue increased $92 million for the first six months of 2011 compared to 2010. The increase was due to higher distribution revenue of $78 million and a weaker United States dollar totaling $25 million, partially offset by lower contracting revenue of $11 million and lower gas volumes due to the sale of CE Gas (Australia) Limited in September 2010. Distribution revenue increased primarily due to higher tariff rates and lower regulatory provisions totaling $34 million.

Operating income increased $83 million for the first six months of 2011 compared to 2010 due to the higher distribution revenue and the weaker United States dollar totaling $15 million, partially offset by the gain on the sale of certain Australian hydrocarbon exploration and development assets in 2010 and the write-off of costs associated with unsuccessful exploration activities at CE Gas in 2011.

CalEnergy U.S.

Operating income decreased $4 million for the first six months of 2011 compared to 2010 due to scheduled maintenance at Cordova Energy Company.

HomeServices

Operating revenue decreased $51 million for the second quarter of 2011 compared to 2010 due to a 17% decrease in closed brokerage units due in part to the first-time home buyer tax credit that accelerated home purchases into the second quarter of 2010, partially offset by a 2% increase in average home sales prices. Operating income decreased $9 million for the second quarter of 2011 compared to 2010 as the lower operating revenue, net of commissions, was partially offset by lower operating expense.

Operating revenue decreased $61 million for the first six months of 2011 compared to 2010 due to a 13% decrease in closed brokerage units due in part to the first-time home buyer tax credit that accelerated home purchases into the second quarter of 2010. Operating income decreased $10 million for the first six months of 2011 compared to 2010 as the lower operating revenue, net of commissions, was partially offset by lower operating expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2011	2010	Change		2011	2010	Change

Subsidiary debt	$212	$210	$2	1%	$425	$420	$5	1%
MEHC senior debt and other	83	82	1	1	165	165	—	—
MEHC subordinated debt - Berkshire Hathaway	4	8	(4)	(50)	9	18	(9)	(50)
MEHC subordinated debt - other	4	6	(2)	(33)	7	11	(4)	(36)
Total interest expense	$303	$306	$(3)	(1)	$606	$614	$(8)	(1)

Interest expense decreased $3 million for the second quarter and $8 million for the first six months of 2011 compared to 2010 due to scheduled maturities and principal repayments, partially offset by the weaker United States dollar and the debt issuances at PacifiCorp ($400 million in May 2011), Northern Natural Gas ($200 million in April 2011) and CE Electric UK (£151 million in July 2010 and £119 million in January and February 2011).

Capitalized Interest

Capitalized interest decreased $5 million for the second quarter and $10 million for the first six months of 2011 compared to 2010 due to lower construction work-in-progress balances at PacifiCorp.

Interest and Dividend Income

Interest and dividend income decreased $8 million for the second quarter and $11 million for the first six months of 2011 compared to 2010 primarily due to an $11 million dividend received in 2010 from the BYD Company Limited common stock investment.

Other, Net

Other, net decreased $10 million for the first six months of 2011 compared to 2010 due to lower allowance for equity funds used during construction from lower construction work-in-progress balances at PacifiCorp.

Income Tax Expense

Income tax expense increased $5 million for the second quarter of 2011 compared to 2010 and the effective tax rates were 25% and 22% for the second quarter of 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to the effects of ratemaking benefits related to repairs deductions in 2010, partially offset by additional production tax credits.

Income tax expense increased $60 million for the first six months of 2011 compared to 2010 and the effective tax rates were 25% and 18% for the first six months of 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to the effects of ratemaking and income tax benefits related to the noncontrolling interest dispute and foreign tax credits in 2010.

Equity Income

Equity income increased $9 million for the first six months of 2011 compared to 2010 on higher earnings at ETT due to continued investment and at CE Generation, LLC primarily due to lower maintenance and well workover costs, partially offset by lower earnings at HomeServices' mortgage joint venture due to lower refinancing activity.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $84 million for the first six months of 2011 compared to 2010 due to the 2010 pre-tax charge related to the CE Casecnan noncontrolling interest dispute.

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

As of June 30, 2011, the Company's total net liquidity was $5.411 billion. The components of total net liquidity are as follows (in millions):

				CE
			MidAmerican	Electric
	MEHC	PacifiCorp	Funding	UK	Other	Total(1)

Cash and cash equivalents	$8	$169	$317	$329	$198	$1,021

Credit facilities	585	1,395	654	241	50	2,925
Less:
Short-term debt	—	—	—	—	—	—
Tax-exempt bond support and letters of credit	(36)	(304)	(195)	—	—	(535)
Net credit facilities	549	1,091	459	241	50	2,390

Net liquidity before Berkshire Equity Commitment	557	$1,260	$776	$570	$248	3,411
Berkshire Equity Commitment(2)	2,000					2,000
Total net liquidity	$2,557					$5,411
Unsecured revolving credit facilities:
Maturity date(3)	2013	2012, 2013	2012, 2013	2013	2013
Largest single bank commitment as a % of total revolving credit facilities(4)	17%	15%	23%	33%	100%

(1)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

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

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2011 and 2010 were $1.839 billion and $1.405 billion, respectively. The increase was primarily due to higher income tax receipts of $334 million mainly attributable to bonus depreciation, benefits from changes in collateral posted for derivative contracts, a Kern River customer rate refund in 2010 and lower contributions to pension plans.

In September 2010, the President signed the Small Business Jobs Act into law, extending retroactively to January 1, 2010 the 50% bonus depreciation for qualifying property purchased and placed in service in 2010. In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010 and prior to January 1, 2012. As a result of the new laws, the Company's cash flows from operations are expected to improve due to bonus depreciation on qualifying assets placed in service during 2010 and 2011. As of June 30, 2011, the Company had a current receivable for income taxes of $134 million.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2011 and 2010 were $(1.213) billion and $(1.231) billion, respectively. The change was primarily due to lower capital expenditures of $102 million, partially offset by proceeds received from the sale of certain Australian hydrocarbon exploration and development assets in 2010 totaling $78 million.

Capital Expenditures

Capital expenditures incurred by reportable segment for the six-month periods ended June 30 are summarized as follows (in millions):

	2011	2010
Capital expenditures(1):
PacifiCorp	$730	$798
MidAmerican Funding	329	118
Northern Natural Gas	25	48
Kern River	95	62
CE Electric UK	153	178
Other	5	3
Total capital expenditures	$1,337	$1,207

(1)	Includes amounts for changes in expenditures accrued but not yet paid and excludes amounts for non-cash equity AFUDC.

The Company's capital expenditures incurred relate primarily to the Utilities, which consisted mainly of the following for the six-month periods ended June 30:

2011:

•
The construction of 593 MW of wind-powered generating facilities totaling $183 million, including $94 million of costs for which payments are due in December 2013. The wind-powered facilities are expected to be placed in service in 2011.

•
Transmission system investments totaling $100 million, including permitting and right of way costs for the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona to Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
Emissions control equipment on existing generating facilities totaling $149 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in spring 2011.

•	The development and construction of the 637-MW Lake Side 2 combined-cycle natural gas-fired generating facility ("Lake Side 2") totaling $75 million, which is expected to be placed in service in 2014.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $552 million.

2010:

•
Transmission system investments totaling $181 million, including construction costs for the Populus to Terminal segment of the Energy Gateway Transmission Expansion Program, which was placed in service in 2010.

•	Emissions control equipment totaling $165 million.

•	The construction of wind-powered generating facilities totaling $118 million, substantially for the 111-MW Dunlap Ranch wind project that was placed in service in October 2010.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $452 million.

Additionally, capital expenditures for the six-month periods ended June 30, 2011 and 2010 include costs related to Kern River's expansion projects totaling $90 million and $46 million, respectively. The remaining amounts are for ongoing investments in distribution and other infrastructure needed at the other platforms to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2011 were $(74) million. Uses of cash totaled $(864) million and consisted mainly of $502 million for repayments of subsidiary debt, net repayments of short-term debt totaling $320 million and repayments of MEHC subordinated debt totaling $22 million. Sources of cash totaled $790 million and consisted of proceeds from subsidiary debt.

Net cash flows from financing activities for the six-month period ended June 30, 2010 were $(129) million. Uses of cash totaled $(256) million and consisted mainly of repayments of subsidiary debt totaling $119 million, repayments of MEHC subordinated debt totaling $67 million and net purchases of common stock totaling $56 million. Sources of cash totaled $127 million and consisted of net proceeds from short-term debt.

Long-term Debt

In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as construction work-in-progress certain amounts for which it is not contractually obligated to pay until December 2013. The amounts ultimately payable are discounted at 1.46% and recognized upon delivery of the equipment as long-term debt. The discount is amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2011, $94 million of such debt, net of associated discount, was outstanding.

In May 2011, PacifiCorp issued $400 million of 3.85% First Mortgage Bonds due June 15, 2021. The net proceeds are being used to fund capital expenditures, for the repayment of short-term debt and for general corporate purposes.

In April 2011, Northern Natural Gas issued $200 million of 4.25% Senior Notes due June 1, 2021. The net proceeds were used to partially repay its $250 million, 7.0% Senior Notes due June 1, 2011.

In January and February 2011, Northern Electric issued £119 million of notes with maturity dates ranging from 2018 to 2020 at interest rates ranging from 3.901% to 4.586% under its finance contract with the European Investment Bank.

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, the issuance of equity and other sources. These sources are expected to provide funds required for current operations, capital expenditures, acquisitions, investments, debt retirements and other capital requirements. The availability and terms under which each subsidiary has access to external financing depends on a variety of factors, including its credit ratings, investors' judgment of risk and conditions in the overall capital market, including the condition of the utility industry in general. Additionally, MEHC has the Berkshire Equity Commitment pursuant to which Berkshire Hathaway has agreed to purchase up to $2.0 billion of MEHC's common equity upon any requests authorized from time to time by MEHC's Board of Directors. The Berkshire Equity Commitment expires on February 28, 2014 and can be used for the purpose of (a) paying when due MEHC's debt obligations and (b) funding the general corporate purposes and capital requirements of MEHC's regulated subsidiaries. Berkshire Hathaway will have up to 180 days to fund any such request in increments of at least $250 million pursuant to one or more drawings authorized by MEHC's Board of Directors. The funding of any such drawing will be made by means of a cash equity contribution to MEHC in exchange for additional shares of MEHC's common stock.

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

Forecasted capital expenditures, which include amounts for expenditures accrued but not yet paid and exclude amounts for non-cash equity AFUDC, are approximately $3.7 billion for 2011, and include the following:

•
$434 million for transmission system investments, including $216 million for the Energy Gateway Transmission Expansion Program, which includes permitting, right-of-way and initial construction costs for the Mona to Oquirrh transmission line.

•
$260 million for emissions control equipment at the Utilities, which includes equipment to meet anticipated air and water quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions.

•
$913 million for wind-powered generation, including approximately $650 million of payments due in December 2013 on a 593-MW project expected to be placed in service in 2011. MidAmerican Energy continues to evaluate additional cost-effective wind-powered generation.

•	$230 million at Kern River for the Apex Expansion project, which is expected to be placed in service in late 2011.

•	$237 million for other generation development projects, primarily for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

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

MidAmerican Energy is currently evaluating a number of transmission development projects within the MISO footprint in Iowa and Illinois. MidAmerican Energy has submitted to the MISO for its consideration several Multi-Value Projects ("MVP") totaling approximately $600 million in capital costs, for which it expects feedback by the end of 2011. If such projects are approved by the MISO, the bulk of the capital expenditures would occur in the 2015-2018 time frame.

Separately, in July 2011, the FERC issued Order No. 1000, which addresses transmission planning and cost allocation issues. Among other things, Order No. 1000 removes the federal right of first refusal for certain new transmission investments. MidAmerican Energy continues to evaluate Order No. 1000 to determine its impact on the proposed MVP. While MidAmerican Energy may be the developer of these projects, a significant portion of the revenue requirement associated with the investments would be shared with other MISO participants based on the MISO's cost allocation methodology. Additionally, other MISO participants have similar proposed transmission projects that are in various stages of consideration by the MISO, for which a portion of the revenue requirement would be allocated to MidAmerican Energy based on the MISO's cost allocation process. MidAmerican Energy cannot predict which, if any, of these projects will be approved and proceed with development.

Equity Investments

ETT, a company owned equally by subsidiaries of American Electric Power Company, Inc. and MEHC, owns and operates electric transmission assets in the ERCOT footprint. In order to fund ETT's ongoing transmission investment, MEHC expects to make equity contributions to ETT during 2011 of $94 million.

Contractual Obligations

There have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 other than the 2011 debt issuances previously discussed and the additional purchase obligations disclosed in Note 12 of Notes to Consolidated Financial Statements. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

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

PacifiCorp

Utah

In March 2009, PacifiCorp filed for an ECAM with the UPSC. The filing recommended that the UPSC adopt the mechanism to recover the difference between base net power costs set in the next Utah general rate case and actual net power costs. In February 2010, PacifiCorp filed an application with the UPSC seeking approval to defer the difference between the net power costs allowed by the UPSC's final order in PacifiCorp's 2009 general rate case and the actual net power costs incurred. Also in February 2010, the Utah Association of Energy Users filed a motion with the UPSC requesting deferral of incremental REC revenue in excess of the REC value utilized in Utah rates established by the 2009 general rate case. In July 2010, the UPSC issued an order approving a stipulation that would establish deferred accounts for both net power costs and REC revenues in excess of the levels currently included in rates, subject to the UPSC's final determination of the ratemaking treatment of the deferrals. In December 2010, the UPSC approved a separate stipulation that provides a $3 million monthly credit to customers effective January 1, 2011 that will be applied toward the UPSC's final decision. In March 2011, the UPSC issued its final order approving the use of an EBA in Utah, which will begin at the conclusion of the pending general rate case described below. Under the EBA, which has been established as a four-year pilot program, 70% of any difference between actual net power costs incurred and the amount of net power costs recovered through base rates, subject to certain other adjustments, are deferred during the calendar year. PacifiCorp must then file by March 15 of the following year to initiate collection or refund of the deferred balance. The UPSC did not address in its EBA order the ratemaking treatment of the deferred accounts for net power costs and REC revenues in excess of the levels included in rates since the 2009 general rate case. In April 2011, PacifiCorp filed a petition with the UPSC for clarification and reconsideration of certain aspects of the EBA order. In May 2011, the UPSC granted PacifiCorp's petition for reconsideration of the UPSC's decision to exclude financial swaps from the EBA. The UPSC denied reconsideration of the 70% sharing of incremental net power costs not in base rates and clarified that the final order does not preclude future consideration of balancing account treatment for REC sales. These issues are included in the settlement stipulation described in the following paragraph.

In January 2011, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $232 million, or an average price increase of 14%. In June 2011, PacifiCorp filed its rebuttal testimony with the UPSC reducing the requested rate increase to $188 million, or an average price increase of 11%. In July 2011, PacifiCorp filed a settlement stipulation with the UPSC, which if approved by the UPSC, will result in a $117 million rate increase, or an average price increase of 7%. If approved by the UPSC, the settlement stipulation would also resolve all major dockets outstanding before the UPSC. Under the terms of the settlement stipulation, the UPSC would include financial swaps in the EBA subject to certain modifications being made to PacifiCorp's risk management policy. The settlement stipulation would also conclude the ratemaking treatment of deferred accounts for net power costs and REC revenues in excess of the levels included in rates since the 2009 general rate case by providing for recovery of $60 million of deferred net power costs over a three-year period and for a credit to customers of $34 million (including carrying charges) associated with REC sales over a period of approximately nine months. The settlement stipulation would establish a balancing account for prospective REC sales. The settlement stipulation would also defer decisions regarding the ratemaking treatment associated with the Klamath hydroelectric system's four mainstem dams and relicensing and settlement costs as described in Note 12 to Notes to Consolidated Financial Statements. A hearing regarding the settlement stipulation was held in August 2011. If approved by the UPSC, the rates will be effective September 2011.

Oregon

In March 2011, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $62 million to recover the anticipated net power costs forecasted for calendar year 2012. In July 2011, PacifiCorp filed updated net power costs, reflecting an increase in the overall request to $63 million, or an average price increase of 5%. The new rates will be effective January 1, 2012 and are subject to updates throughout the proceeding, which is scheduled to be completed in November 2011.

In October 2010, PacifiCorp filed its 2009 tax report under SB 408. In January 2011, PacifiCorp entered into a stipulation with the OPUC staff and the Citizens' Utility Board of Oregon, whereby PacifiCorp, the OPUC staff and the Citizens' Utility Board of Oregon agreed to a surcharge of $13 million, plus interest. In April 2011, the OPUC issued an order adopting the stipulation without significant modification. The $13 million, plus interest, was recorded in earnings in the second quarter of 2011 and will be collected over a one-year period beginning in June 2011.

In May 2011, Oregon Senate Bill 967 ("SB 967") was enacted into law. SB 967 immediately repealed and replaced SB 408, and as a result, PacifiCorp will no longer be required to file tax reports under SB 408. Among other matters, SB 967 directs the OPUC to consider the income tax component of rates when conducting ratemaking proceedings. The enactment of SB 967 did not impact PacifiCorp's consolidated financial results.

Wyoming

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

In November 2010, PacifiCorp filed a general rate case with the WPSC requesting a rate increase of $98 million, or an average price increase of 17%. In May 2011, PacifiCorp filed its rebuttal testimony with the WPSC reducing the requested rate increase to $80 million. In June 2011, the WPSC approved a multi-party stipulation resulting in an annual rate increase of $62 million, or an average price increase of 11%. The stipulation also established a surcredit and a balancing account to pass on to or collect from customers any difference between the amount of REC sales established in the surcredit and actual REC sales. The surcredit will be established annually based on PacifiCorp's forecasted REC sales and the difference between the surcredit and actual REC sales will be tracked in the balancing account. For 2011, the surcredit was set at $17 million, which reduced PacifiCorp's annual rate increase to $45 million, or an average price increase of 8%. The rates will be effective September 22, 2011.

In February 2011, PacifiCorp filed its final PCAM application with the WPSC requesting recovery of $16 million in deferred net power costs over the 12-month period ending March 31, 2012. PacifiCorp requested and received approval from the WPSC to implement an $11 million interim rate increase over the $5 million reflected in the tariff effective April 1, 2011, which will be in effect until the WPSC issues a final order.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the rate year. The new rates were effective in April 2011. In April 2011, PacifiCorp filed a petition for reconsideration requesting the WUTC reconsider various items on the final order, including income tax and net power cost issues and the WUTC's conclusions with respect to rate of return. The WUTC staff also filed a petition for reconsideration. In May 2011, the WUTC denied the petitions for reconsideration filed by PacifiCorp and the WUTC staff.

In July 2011, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $13 million, or an average price increase of 4%, with an effective date no later than June 1, 2012.

Idaho

In May 2010, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $28 million, or an average price increase of 14%. In November 2010, the requested annual increase was reduced to $25 million, or an average price increase of 12%. In December 2010, the IPUC issued an interim order approving an annual increase of $14 million, or an average price increase of 7% with an effective date of December 28, 2010. In February 2011, the IPUC issued its final order with no revisions to the December 2010 increase. In March 2011, PacifiCorp petitioned the IPUC seeking reconsideration or rehearing on certain aspects of the order, including the IPUC's conclusion that 27% of PacifiCorp's Populus to Terminal transmission line investment is not currently used and useful and should be carried as plant held for future use. The Idaho-allocated share of 27% of the investment is approximately $13 million. In April 2011, the IPUC issued an order, accepting in part and rejecting in part, PacifiCorp's motion for reconsideration, resulting in no significant changes to the IPUC's initial order. In May 2011, PacifiCorp filed an appeal of the Populus to Terminal decision to the Idaho Supreme Court requesting a determination on the legality of the IPUC's decision to exclude 27% of the Populus to Terminal line as a result of its conclusion that the line is not fully used and useful.

In February 2011, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $13 million in deferred net power costs. In March 2011, the IPUC issued an order approving recovery of $10 million beginning in 2011 and the remaining $3 million beginning in 2012. The rate change was effective April 1, 2011.

In May 2011, PacifiCorp filed a general rate case with the IPUC requesting an annual increase of $33 million, or an average price increase of 15%. If the schedule requested by PacifiCorp is approved by the IPUC, the new rates will be effective December 27, 2011.

MidAmerican Energy

On March 11, 2011, a massive earthquake and associated tsunami struck the northeast coast of Japan that resulted in severe damage to the Fukushima Daiichi nuclear generating facilities in that country. These events have had a significant impact on the Japanese economy and have elevated public concerns surrounding the safety of nuclear generation. While the situation in Japan is not expected to have a direct material impact on MidAmerican Energy's operations, the NRC has launched a review of the Fukushima Daiichi accident to apply possible lessons learned to the United States nuclear industry. The results of this NRC review could potentially impact MidAmerican Energy's interest in Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"). To date, no specific findings or orders pertinent to Quad Cities Station have been communicated to either Exelon Generation Company, LLC, the operator of Quad Cities Station, or MidAmerican Energy. The impact of the NRC's review cannot be predicted but could result in higher operating expense, higher capital costs or extended outages at Quad Cities Station.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Future Uses of Cash" for discussion of the Company's forecasted environmental-related capital expenditures and Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information regarding certain environmental laws and regulations affecting the Company. The discussion below contains material developments since those disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Clean Air Standards

Clean Air Mercury Rule/Hazardous Air Pollutant Maximum Achievable Control Technology Standards

In March 2011, the EPA proposed a new rule that will require coal-fired generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of a "Maximum Achievable Control Technology" standard rather than a cap-and-trade system. The public comment period closed August 4, 2011, and the final rule will be issued in November 2011. The proposed rule requires that new and existing coal-fired facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards within three years after the final rule is promulgated, with individual sources granted an additional year to complete installation of controls if approved by the permitting authority. Until the rule is final, the Company cannot fully determine the costs to comply with the requirements; however, the Company believes that its emission reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's proposed rules and will support the Company's ability to comply with the proposal's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company anticipates having to take additional actions to reduce mercury emissions and otherwise comply with the proposal's standards. Incremental costs to install and maintain mercury emissions control equipment and additional emissions monitoring equipment at each of the Company's coal-fired generating facilities will increase the cost of providing service to customers.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's and MidAmerican Energy's generating facilities meet the threshold applicability criteria to be eligible units under the Clean Air Visibility Rules. In accordance with the federal requirements, states were required to submit SIPs by December 2007 to demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas by requiring emissions controls, known as best available retrofit technology, on sources constructed between 1962 and 1977 with emissions that are anticipated to cause or contribute to impairment of visibility. Utah submitted its SIP and suggested that the emissions reduction projects planned by PacifiCorp are sufficient to meet its initial emissions reduction requirements. Utah approved amendments to its SIP submittal in April 2011, and those amendments, along with its previous SIP submittal, await approval or further direction from the EPA. Wyoming submitted its regional haze SIP to the EPA in January 2011. PacifiCorp believes that its planned emissions reduction projects will satisfy the regional haze requirements in Utah and Wyoming. It is possible that additional controls may be required after the respective SIPs have been considered by the EPA or that the timing of installation of planned controls could change.

Cross-State Air Pollution Rule

In July 2011, the EPA issued a final rule, the CSAPR, to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states, including Iowa, where MidAmerican Energy operates generating facilities, and Texas, Illinois and New York, where CalEnergy U.S. operates natural gas-fired generating facilities. The CSAPR originated as the Clean Air Interstate Rule, which was vacated by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In response to the D.C. Circuit's vacatur, the EPA issued the proposed Clean Air Transport Rule in July 2010, which has been renamed the CSAPR. Upon full implementation in 2014, the CSAPR will reduce sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating plants as compared to 2005 levels. In addition to issuing the final rule, the EPA issued a supplemental notice of proposed rulemaking seeking comment on inclusion of Iowa and five other states in the ozone season nitrogen oxides emissions reduction requirements. The supplemental proposal is open for public comment until August 22, 2011. Based on the final allocation of sulfur dioxide and nitrogen oxides allowances, the Company believes its completed and planned emissions reduction projects will be sufficient to ensure compliance with the new regulations beginning January 1, 2012 and 2014. None of PacifiCorp's generating facilities are located in states included in the CSAPR and therefore, are not impacted by the rule.

Climate Change

GHG Tailoring Rule

Effective January 2, 2011, power plants, among other facilities, were required to comply with the first phase of the GHG Tailoring Rule, which provides that any source that already has a Title V operating permit is required to have GHG provisions added to its permits upon renewal. In addition, the GHG Tailoring Rule provides that if projects at existing major sources result in an increase in emissions of GHG of at least 75,000 tons per year, such projects could trigger permitting requirements and the application of best available control technology to address GHG emissions. The second phase of the GHG Tailoring Rule took effect July 1, 2011 and broadened the scope of the sources that are required to obtain federal permits to limit GHGs to any new or modified sources that emit more than 100,000 tons per year of GHG, regardless of whether a major source air permit is required for any other pollutant regulated under the Clean Air Act.

New major sources are also required to undergo permitting and install the best available control technology if their GHG emissions exceed the applicable threshold. Several legal challenges have been filed to the EPA's final GHG Tailoring Rule in the D.C. Circuit. The EPA issued GHG best available control technology guidance documents in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. Permitting authorities are beginning to implement the GHG Tailoring Rule and determine what constitutes best available control technology for GHG. MidAmerican Energy has obtained and is in the process of obtaining permits to install emissions reduction equipment at existing facilities to comply with CSAPR and was required to assess the impacts of the projects on GHG emissions. A GHG emissions limit will be imposed on the permits for those projects. PacifiCorp is in the process of obtaining permits for certain existing facilities to install emissions reduction equipment to comply with the Regional Haze Rules and assessed the impacts of the projects on GHG emissions under the GHG Tailoring Rule. No GHG emissions limit is expected to be included in the permits. However, PacifiCorp's Lake Side 2, a new generating facility, was subject to a best available control technology review and the permit includes a limit for carbon dioxide equivalent emissions. The GHG Tailoring Rule will result in the imposition of a permit limit for GHG emissions at certain facilities, which management believes will not have a material impact on the Company.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emission reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. It is unclear what standards the EPA will establish for new and modified sources or what the guidelines will be for existing sources. Until the standards are proposed and finalized, the impact on the Company cannot be determined.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact PacifiCorp, MidAmerican Energy and other MEHC energy subsidiaries and include:

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

•
An executive order signed by California's governor in June 2005 would reduce GHG emissions in California to 2000 levels by 2010, to 1990 levels by 2020 and 80% below 1990 levels by 2050. The California Air Resources Board proposed regulations to adopt a GHG cap-and-trade program in October 2010; however, those regulations have not yet been finalized. In June 2011, the California Air Resources Board announced that while its cap-and-trade program is effective January 1, 2012, entities would not have a compliance obligation until 2013. In addition, California has adopted legislation that imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fired generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020.

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

•
The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to reduce GHG emissions in ten Northeastern and Mid-Atlantic states, requires, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018. In May 2011, New Jersey withdrew from participation in the Regional Greenhouse Gas Initiative and in June 2011 a lawsuit filed in New York alleged that the state of New York unlawfully joined the Regional Greenhouse Gas Initiative without legislative approval.

GHG Litigation

In September 2009, the United States Court of Appeals for the Second Circuit ("Second Circuit") issued its opinion in the case of Connecticut v. American Electric Power, et al, which remanded to the lower court a nuisance action by eight states and the City of New York against five large utility emitters of carbon dioxide. The United States District Court for the Southern District of New York ("Southern District of New York") dismissed the case in 2005, holding that the claims that GHG emissions from the defendants' coal-fueled generating facilities were causing harmful climate change and should be enjoined as a public nuisance under federal common law presented a "political question" that the court lacked jurisdiction to decide. The Second Circuit rejected this conclusion and stated the Southern District of New York was not precluded from determining the case on its merits. In December 2010, the United States Supreme Court agreed to hear the case on appeal from the Second Circuit. After oral arguments were heard by the United States Supreme Court in April 2011, the United States Supreme Court issued its decision in June 2011 dismissing the federal common law claim of nuisance and holding that the Clean Air Act provides a means to seek limits on emissions of carbon dioxide on power plants.

Reporting

PacifiCorp voluntarily reported its GHG emissions to the California Climate Action Registry and currently reports to The Climate Registry. In September 2009, the EPA issued its final rule regarding mandatory GHG Reporting beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. PacifiCorp, MidAmerican Energy and CalEnergy U.S. are subject to this requirement and will submit their first reports by September 30, 2011. Northern Natural Gas and Kern River will be required to report their combustion-related GHG emissions by September 30, 2011, and their GHG emissions from equipment leaks and venting by March 31, 2012.

Federal Legislation

Legislation introduced in the 112th Congress has been focused on repeal or delay of the EPA's ability to regulate GHG emissions. There is currently no federal legislation pending to regulate GHG emissions.

Renewable Portfolio Standards

In 2011, the California Legislature passed, and the governor signed, legislation to expand the state's RPS to require 20% of retail load to be procured from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. The new law supersedes the California Air Resources Board 33% renewable electricity standard adopted pursuant to Executive Order S-21-09 in September 2009. The 2011 legislation expands the RPS to all California retail sellers, changes the flexible compliance mechanisms for retail sellers, and limits the use of out-of-state renewable electricity generation to comply with the law.

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

Other

MEHC expects its Domestic Regulated Businesses will be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. The Company's planning efforts take into consideration the complexity of balancing factors such as: (1) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality, and protect wildlife; (2) avoidance of excessive reliance on any one generation technology; (3) costs and trade-offs of various resource options including energy efficiency, demand response programs, and renewable generation; (4) state-specific energy policies, resource preferences, and economic development efforts; (5) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (6) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost effective and places the Company at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, the Company has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts reduce costs associated with replacement power and maintain system reliability.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements, including derivative contracts, may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2011, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements, including derivative contracts, had been triggered as of June 30, 2011, the Company would have been required to post $500 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2010. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2011.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the six-month period ended June 30, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of June 30, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the six-month period ended June 30, 2011. In addition, there were no fatalities at PacifiCorp's coal mines or coal processing facilities during the six-month period ended June 30, 2011.

	Mine Safety Act						Total
			Section		Section		Value of
	Section 104		104(d)		107(a)		Proposed
	Significant &	Section	Citations	Section	Imminent	Section	MSHA	Legal
Coal Mine or	Substantial	104(b)	&	110(b)(2)	Danger	104(e)	Assessments	Actions
Coal Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending

Deer Creek	7	—	—	—	—	—	$20	11
Bridger (surface)	6	—	—	—	—	—	9	7
Bridger (underground)	26	1	—	—	—	—	66	16
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 5, 2011	/s/ Patrick J. Goodman
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

101
The following financial information from MidAmerican Energy Holdings Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.