Form 10-Q
period 2012-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2012-05-04
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2012, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Part I, Items 2 through 4, and Part II, Items 1 through 6, the following terms have the definitions indicated.

MidAmerican Energy Holdings Company and Related Entities
MEHC	MidAmerican Energy Holdings Company
Company	MidAmerican Energy Holdings Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
Northern Powergrid Holdings	Northern Powergrid Holdings Company
MidAmerican Energy Pipeline Group	Consists of Northern Natural Gas and Kern River
MidAmerican Renewables	Consists of MidAmerican Renewables, LLC and CalEnergy Philippines
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp and MidAmerican Energy Company
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	Topaz Solar Farms LLC's 550-megawatt solar project
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	Agua Caliente Solar, LLC's 290-megawatt solar project
Bishop Hill	Bishop Hill Energy II, LLC
Bishop Hill Project	Bishop Hill Energy II, LLC's 81-MW wind-powered generating project

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
the outcome of general rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and the Company's ability to recover costs in rates in a timely manner;

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 4, 2012

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$382	$286
Trade receivables, net	1,186	1,270
Income taxes receivable	552	456
Inventories	694	690
Other current assets	645	581
Total current assets	3,459	3,283

Property, plant and equipment, net	34,828	34,167
Goodwill	5,039	4,996
Investments and restricted cash and investments	2,676	1,948
Regulatory assets	2,841	2,835
Other assets	524	489

Total assets	$49,367	$47,718

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$874	$989
Accrued employee expenses	223	155
Accrued interest	327	326
Accrued property, income and other taxes	365	340
Derivative contracts	263	160
Short-term debt	98	865
Current portion of long-term debt	1,456	1,198
Other current liabilities	549	514
Total current liabilities	4,155	4,547

Regulatory liabilities	1,696	1,663
MEHC senior debt	4,621	4,621
Subsidiary debt	14,523	13,253
Deferred income taxes	7,272	7,076
Other long-term liabilities	2,310	2,293
Total liabilities	34,577	33,453

Commitments and contingencies (Note 10)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,423
Retained earnings	9,685	9,310
Accumulated other comprehensive loss, net	(487)	(641)
Total MEHC shareholders' equity	14,621	14,092
Noncontrolling interests	169	173
Total equity	14,790	14,265

Total liabilities and equity	$49,367	$47,718

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Operating revenue:
Energy	$2,638	$2,655
Real estate	209	189
Total operating revenue	2,847	2,844

Operating costs and expenses:
Energy:
Cost of sales	942	972
Operating expense	626	635
Depreciation and amortization	348	332
Real estate	215	201
Total operating costs and expenses	2,131	2,140

Operating income	716	704

Other income (expense):
Interest expense	(290)	(303)
Capitalized interest	9	9
Interest and dividend income	3	3
Other, net	33	26
Total other income (expense)	(245)	(265)

Income before income tax expense and equity income	471	439
Income tax expense	104	111
Equity income	12	7
Net income	379	335
Net income attributable to noncontrolling interests	4	4
Net income attributable to MEHC	$375	$331

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011

Net income	$379	$335

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(2) and $(2)	(5)	(5)
Foreign currency translation adjustment	85	76
Unrealized gains (losses) on available-for-sale securities, net of tax of $59 and $(127)	89	(189)
Unrealized (losses) gains on cash flow hedges, net of tax of $(11) and $1	(15)	1
Total other comprehensive income (loss), net of tax	154	(117)

Comprehensive income	533	218
Comprehensive income attributable to noncontrolling interests	4	4
Comprehensive income attributable to MEHC	$529	$214

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance at December 31, 2010	75	$—	$5,427	$7,979	$(174)	$176	$13,408
Net income	—	—	—	331	—	4	335
Other comprehensive loss	—	—	—	—	(117)	—	(117)
Distributions	—	—	—	—	—	(6)	(6)
Other equity transactions	—	—	(3)	—	—	—	(3)
Balance at March 31, 2011	75	$—	$5,424	$8,310	$(291)	$174	$13,617

Balance at December 31, 2011	75	$—	$5,423	$9,310	$(641)	$173	$14,265
Net income	—	—	—	375	—	4	379
Other comprehensive income	—	—	—	—	154	—	154
Distributions	—	—	—	—	—	(8)	(8)
Balance at March 31, 2012	75	$—	$5,423	$9,685	$(487)	$169	$14,790

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$379	$335
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	351	335
Changes in regulatory assets and liabilities	5	(4)
Deferred income taxes and amortization of investment tax credits	176	60
Other, net	(19)	(3)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	127	88
Derivative collateral, net	93	32
Contributions to pension and other postretirement benefit plans, net	(14)	(35)
Accrued property, income and other taxes	(96)	49
Accounts payable and other liabilities	(70)	(40)
Net cash flows from operating activities	932	817

Cash flows from investing activities:
Capital expenditures	(756)	(551)
Acquisitions, net of cash acquired	(109)	—
Purchases of available-for-sale securities	(50)	(69)
Proceeds from sales of available-for-sale securities	46	73
Equity method investments	(163)	(11)
Increase in restricted cash and investments	(448)	(8)
Other, net	9	6
Net cash flows from investing activities	(1,471)	(560)

Cash flows from financing activities:
Proceeds from subsidiary debt	1,599	191
Repayments of subsidiary debt	(114)	(224)
Repayment of MEHC subordinated debt	(22)	—
Net (repayments of) proceeds from short-term debt	(795)	217
Other, net	(34)	(11)
Net cash flows from financing activities	634	173

Effect of exchange rate changes	1	(1)

Net change in cash and cash equivalents	96	429
Cash and cash equivalents at beginning of period	286	470
Cash and cash equivalents at end of period	$382	$899

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

The Company's operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), Northern Powergrid Holdings Company ("Northern Powergrid Holdings") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, the Company owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, and CalEnergy Philippines and MidAmerican Renewables, LLC have been aggregated in the reportable segment called MidAmerican Renewables.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2012.

(2)	New Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, "Comprehensive Income." ASU No. 2011-05 provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, this guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which also amends FASB ASC Topic 220 to defer indefinitely the ASU No. 2011-05 requirement to present items on the face of the financial statements that are reclassified from other comprehensive income to net income. ASU No. 2011-12 is also effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and elected the two separate but consecutive statements option.

In May 2011, the FASB issued ASU No. 2011-04, which amends FASB ASC Topic 820, "Fair Value Measurements and Disclosures." The amendments in this guidance are not intended to result in a change in current accounting. ASU No. 2011-04 requires additional disclosures relating to fair value measurements categorized within Level 3 of the fair value hierarchy, including quantitative information about unobservable inputs, the valuation process used by the entity and the sensitivity of unobservable input measurements. Additionally, entities are required to disclose the level of the fair value hierarchy for assets and liabilities that are not measured at fair value in the balance sheet, but for which disclosure of the fair value is required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2012	2011
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$40,608	$40,180
Interstate pipeline assets	3-80 years	6,253	6,245
		46,861	46,425
Accumulated depreciation and amortization		(14,643)	(14,390)
Regulated assets, net		32,218	32,035

Nonregulated assets:
Independent power plants	5-30 years	677	677
Other assets	3-30 years	437	429
		1,114	1,106
Accumulated depreciation and amortization		(549)	(533)
Nonregulated assets, net		565	573

Net operating assets		32,783	32,608
Construction work-in-progress		2,045	1,559
Property, plant and equipment, net		$34,828	$34,167

Construction work-in-progress includes $1.8 billion and $1.6 billion as of March 31, 2012 and December 31, 2011, respectively, related to the construction of regulated assets.

The Company completed various acquisitions totaling $109 million during the three-month period ended March 31, 2012. The purchase price for each acquisition was allocated to the assets acquired, which relate primarily to development and construction costs for the 550-megawatt Topaz solar project ("Topaz Project") and the 81-megawatt Bishop Hill II wind-powered generation project. There were no material liabilities assumed.

(4)	Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2012
Assets:
Commodity derivatives	$3	$183	$32	$(164)	$54
Money market mutual funds(2)	657	—	—	—	657
Debt securities:
United States government obligations	90	—	—	—	90
International government obligations	—	1	—	—	1
Corporate obligations	—	31	—	—	31
Municipal obligations	—	11	—	—	11
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	36	—	36
Equity securities:
United States companies	186	—	—	—	186
International companies	631	—	—	—	631
Investment funds	68	—	—	—	68
	$1,635	$233	$68	$(164)	$1,772

Liabilities - commodity derivatives	$(31)	$(664)	$(7)	$230	$(472)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2011
Assets:
Commodity derivatives	$1	$166	$27	$(147)	$47
Money market mutual funds(2)	164	—	—	—	164
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	35	—	35
Equity securities:
United States companies	166	—	—	—	166
International companies	489	—	—	—	489
Investment funds	64	—	—	—	64
	$973	$216	$62	$(147)	$1,104

Liabilities - commodity derivatives	$(37)	$(598)	$(4)	$303	$(336)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $66 million and $156 million as of March 31, 2012 and December 31, 2011, respectively.

(2)
Amounts are included in cash and cash equivalents; current investments and restricted cash and investments; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 5 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period
	Ended March 31,
	Commodity	Auction Rate
	Derivatives	Securities

2012
Beginning balance	$23	$35
Changes included in earnings(1)	10	—
Changes in fair value recognized in other comprehensive income	(3)	2
Changes in fair value recognized in net regulatory assets	9	—
Sales	—	(1)
Settlements	(14)	—
Ending balance	$25	$36

2011
Beginning balance	$(331)	$50
Changes included in earnings(1)	2	—
Changes in fair value recognized in other comprehensive income	—	2
Changes in fair value recognized in net regulatory assets	(13)	—
Sales	—	(13)
Settlements	1	—
Ending balance	$(341)	$39

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of March 31, 2012 and 2011, net unrealized gains (losses) included in earnings for the three-month periods ended March 31, 2012 and 2011 totaled $7 million and $(1) million, respectively.

The Company's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$20,600	$23,791	$19,072	$23,327

(5)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 4 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Derivative
	Other		Contracts -	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$104	$8	$88	$14	$214
Commodity liabilities	(50)	(3)	(363)	(212)	(628)
Total	54	5	(275)	(198)	(414)

Designated as hedging contracts:
Commodity assets	—	—	1	3	4
Commodity liabilities	(2)	—	(49)	(23)	(74)
Total	(2)	—	(48)	(20)	(70)

Total derivatives	52	5	(323)	(218)	(484)
Cash collateral (payable) receivable	(3)	—	60	9	66
Total derivatives - net basis	$49	$5	$(263)	$(209)	$(418)

			Derivative
	Other		Contracts -	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$93	$14	$73	$13	$193
Commodity liabilities	(47)	(5)	(324)	(216)	(592)
Total	46	9	(251)	(203)	(399)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(24)	(17)	(47)
Total	(6)	—	(23)	(17)	(46)

Total derivatives	40	9	(274)	(220)	(445)
Cash collateral (payable) receivable	(2)	—	114	44	156
Total derivatives - net basis	$38	$9	$(160)	$(176)	$(289)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2012 and December 31, 2011, a net regulatory asset of $415 million and $400 million, respectively, was recorded related to the net derivative liability of $414 million and $399 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Beginning balance	$400	$564
Changes in fair value recognized in net regulatory assets	70	(22)
Net gains reclassified to operating revenue	29	8
Net losses reclassified to cost of sales	(84)	(7)
Ending balance	$415	$543

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

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Beginning balance(1)	$46	$37
Changes in fair value recognized in OCI	38	2
Net losses reclassified to cost of sales	(13)	(5)
Ending balance(1)	$71	$34

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in accumulated other comprehensive income ("AOCI") and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2012 and 2011, hedge ineffectiveness was insignificant. As of March 31, 2012, the Company had cash flow hedges with expiration dates extending through December 2016 and $46 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2012	2011
Electricity purchases	Megawatt hours	10	6
Natural gas purchases	Decatherms	152	183
Fuel purchases	Gallons	14	19

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2012, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $620 million and $571 million as of March 31, 2012 and December 31, 2011, respectively, for which the Company had posted collateral of $176 million and $125 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2012 and December 31, 2011, the Company would have been required to post $259 million and $332 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(6)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2012	2011
Investments:
BYD common stock	$629	$488
Rabbi trusts	304	290
Other	100	99
Total investments	1,033	877

Equity method investments:
CE Generation, LLC	253	255
Electric Transmission Texas, LLC	251	221
Bridger Coal Company	195	204
Agua Caliente Solar, LLC	95	—
Other	56	52
Total equity method investments	850	732

Restricted cash and investments:
Nuclear decommissioning trust funds	329	308
Other	530	82
Total restricted cash and investments	859	390

Total investments and restricted cash and investments	2,742	1,999
Less current portion	(66)	(51)
Noncurrent portion	$2,676	$1,948

Investments

MEHC's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of March 31, 2012 and December 31, 2011, the fair value of MEHC's investment in BYD Company Limited common stock was $629 million and $488 million, respectively, which resulted in a pre-tax unrealized gain of $397 million and $256 million as of March 31, 2012 and December 31, 2011, respectively.

Equity Method Investments

In January 2012, MEHC, through a wholly-owned subsidiary, acquired from NRG Energy, Inc. a 49% equity interest in Agua Caliente Solar, LLC ("Agua Caliente"), the owner of a 290-megawatt solar project in Arizona.

Restricted Cash and Investments

Other restricted cash and investments includes $439 million restricted for construction of the Topaz Project.

(7)	Recent Financing Transactions

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 1, 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior-to-scheduled maturity with a weighted average interest rate of 5.7%, repay short-term debt and for general corporate purposes.

In February 2012, Topaz Solar Farms, LLC ("Topaz") issued $850 million of the 5.75% Series A Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds will be used to fund the costs and expenses related to the development, construction and financing of the Topaz Project. Any unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of March 31, 2012, $296 million was loaned to MEHC.

In connection with its offering, Topaz entered into a letter of credit and reimbursement facility in an aggregate principal amount of $345 million. Letters of credit issued under the letter of credit facility will be used to (a) provide security under the power purchase agreement and large generator interconnection agreements, (b) fund the debt service reserve requirement and the operation and maintenance debt service reserve requirement, (c) provide security for our remediation and mitigation liabilities, and (d) provide security in respect of our conditional use permit sales tax obligations. As of March 31, 2012, Topaz had $28 million of letters of credit issued under this facility.

Pursuant to an equity funding and contribution agreement, MEHC has committed to provide Agua Caliente with funding for (a) base equity contributions of up to an aggregative amount of $303 million for the construction of the project, and (b) transmission upgrade costs. In January 2012, MEHC entered into a $303 million letter of credit facility related to its funding commitments. The equity funding and contribution agreement and the letter of credit commitment decreases as equity is contributed to the Agua Caliente Project. As of March 31, 2012, the balance of the commitment was $273 million.

Additionally, during the three-month period ended March 31, 2012, MEHC issued letters of credit totaling $31 million, of which $30 million were issued under its existing unsecured credit facility, to support the construction of renewable generation projects acquired in 2012. Additionally, PacifiCorp issued letters of credit totaling $135 million under its existing unsecured credit facilities as collateral for commodity derivative agreements.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011
Pension:
Service cost	$6	$6
Interest cost	24	25
Expected return on plan assets	(29)	(27)
Net amortization	10	5
Net periodic benefit cost	$11	$9

Other postretirement:
Service cost	$3	$2
Interest cost	9	11
Expected return on plan assets	(11)	(10)
Net amortization	1	3
Net periodic benefit cost	$2	$6

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $81 million and $9 million, respectively, during 2012. As of March 31, 2012, $20 million and $2 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2012	2011

Service cost	$5	$5
Interest cost	21	23
Expected return on plan assets	(26)	(29)
Net amortization	14	9
Net periodic benefit cost	$14	$8

Employer contributions to the United Kingdom pension plan are expected to be £50 million during 2012. As of March 31, 2012, £12 million, or $19 million, of contributions had been made to the United Kingdom pension plan.

(9)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2012	2011

Federal statutory income tax rate	35%	35%
Federal and state income tax credits	(10)	(9)
State income tax, net of federal income tax benefit	3	1
Income tax effect of foreign income	(3)	(2)
Effects of ratemaking	(2)	(1)
Other, net	(1)	1
Effective income tax rate	22%	25%

Federal and state income tax credits primarily relate to production tax credits at the Utilities. The Utilities' wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

Berkshire Hathaway includes the Company in its United States federal income tax return. As of March 31, 2012 and December 31, 2011, income taxes receivable from Berkshire Hathaway totaled $552 million and $456 million, respectively.

(10)	Commitments and Contingencies

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

Hydroelectric Relicensing

PacifiCorp's hydroelectric portfolio consists of 44 generating facilities with an aggregate facility net owned capacity of 1,145 megawatts. The Federal Energy Regulatory Commission ("FERC") regulates 98% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years. PacifiCorp expects to incur ongoing operating and maintenance expense and capital expenditures associated with the terms of its renewed hydroelectric licenses and settlement agreements, including natural resource enhancements. PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses. Substantially all of PacifiCorp's remaining hydroelectric generating facilities are operating under licenses that expire between 2030 and 2058.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC"), and is depositing the proceeds in a trust account maintained by the OPUC. PacifiCorp has begun collection of surcharges from California customers for their share of dam removal costs, as approved by the California Public Utilities Commission ("CPUC"), and is depositing the proceeds into two trust accounts maintained by the CPUC. PacifiCorp is authorized to collect the surcharges through 2019.

As of March 31, 2012, PacifiCorp's property, plant and equipment, net included $123 million of costs associated with the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's four mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in the last Idaho general rate case, which was settled in January 2012 without a decision on this matter. PacifiCorp expects to seek similar approval in Washington. As part of the July 2011 Utah general rate case settlement that was approved by the Utah Public Service Commission in August 2011, PacifiCorp and the other parties to the settlement agreed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's four mainstem dams to a future rate proceeding, at which time Utah's $34 million share of associated relicensing and settlement costs would be addressed. In the 2012 Utah general rate case, PacifiCorp has requested approval for Utah's share of accelerated depreciation of the Klamath hydroelectric system's four mainstem dams and associated relicensing and settlement costs. This proceeding is currently ongoing.

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

(11)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to MEHC by each component of other comprehensive income, net of applicable income taxes, for the three-month period ended March 31, 2012 (in millions):

			Unrealized		Accumulated
	Unrecognized	Foreign	Gains on	Unrealized	Other
	Amounts on	Currency	Available-	Gains on	Comprehensive
	Retirement	Translation	For-Sale	Cash Flow	Loss Attributable
	Benefits	Adjustment	Securities	Hedges	To MEHC, Net

Balance, December 31, 2011	$(491)	$(307)	$142	$15	$(641)
Other comprehensive (loss) income	(5)	85	89	(15)	154
Balance, March 31, 2012	$(496)	$(222)	$231	$—	$(487)

(12)	Segment Information

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

	Three-Month Periods
	Ended March 31,
	2012	2011
Operating revenue:
PacifiCorp	$1,191	$1,119
MidAmerican Funding	874	979
MidAmerican Energy Pipeline Group	302	293
Northern Powergrid Holdings	263	252
MidAmerican Renewables	31	32
HomeServices	209	189
MEHC and Other(1)	(23)	(20)
Total operating revenue	$2,847	$2,844

Depreciation and amortization:
PacifiCorp	$161	$155
MidAmerican Funding	93	85
MidAmerican Energy Pipeline Group	48	46
Northern Powergrid Holdings	41	41
MidAmerican Renewables	7	8
HomeServices	3	3
MEHC and Other(1)	(2)	(3)
Total depreciation and amortization	$351	$335

Operating income:
PacifiCorp	$281	$271
MidAmerican Funding	91	113
MidAmerican Energy Pipeline Group	183	177
Northern Powergrid Holdings	157	159
MidAmerican Renewables	17	16
HomeServices	(6)	(12)
MEHC and Other(1)	(7)	(20)
Total operating income	716	704
Interest expense	(290)	(303)
Capitalized interest	9	9
Interest and dividend income	3	3
Other, net	33	26
Total income before income tax expense and equity income	$471	$439

	Three-Month Periods
	Ended March 31,
	2012	2011
Interest expense:
PacifiCorp	$99	$100
MidAmerican Funding	43	48
MidAmerican Energy Pipeline Group	23	27
Northern Powergrid Holdings	33	39
MidAmerican Renewables	9	5
MEHC and Other(1)	83	84
Total interest expense	$290	$303

	As of
	March 31,	December 31,
	2012	2011
Total assets:
PacifiCorp	$22,538	$22,364
MidAmerican Funding	12,489	12,430
MidAmerican Energy Pipeline Group	4,858	4,854
Northern Powergrid Holdings	5,932	5,690
MidAmerican Renewables	2,026	890
HomeServices	702	649
MEHC and Other(1)	822	841
Total assets	$49,367	$47,718

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "MEHC and Other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2012 (in millions):

			MidAmerican
			Energy	Northern
		MidAmerican	Pipeline	Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Group	Holdings	Renewables	Services	Total

Balance, December 31, 2011	$1,126	$2,102	$205	$1,097	$71	$395	$4,996
Foreign currency translation	—	—	—	26	—	—	26
Other	—	—	(7)	—	—	24	17
Balance, March 31, 2012	$1,126	$2,102	$198	$1,123	$71	$419	$5,039

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as eight distinct platforms: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), Northern Natural Gas, Kern River, Northern Powergrid Holdings (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), and HomeServices. Through these platforms, the Company owns and operates an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a diversified portfolio of independent power projects and the second largest residential real estate brokerage firm in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, and CalEnergy Philippines and MidAmerican Renewables, LLC have been aggregated in the reportable segment called MidAmerican Renewables. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as "MEHC and Other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Results of Operations for the First Quarter of 2012 and 2011

Overview

Net income attributable to MEHC for the three-month period ended March 31, 2012, was $375 million, an increase of $44 million, or 13%, compared to 2011. PacifiCorp's net income was $150 million for 2012, an increase of $23 million, or 18%, compared to 2011 as higher retail prices approved by regulators, higher renewable energy credit revenue, higher wholesale revenue, lower operating expense and lower income tax expense were partially offset by higher energy costs, lower retail customer load and higher depreciation and amortization. Net income at MidAmerican Funding was $71 million for 2012, an increase of $2 million, or 3%, compared to 2011 due to income tax benefits from higher production tax credits and the effects of ratemaking and lower interest expense, partially offset by lower regulated gas margins and higher depreciation and amortization. Net income at MidAmerican Energy Pipeline Group was $97 million for 2012, an increase of $3 million, or 3%, compared to 2011 due to higher operating revenue, net of higher depreciation, related to the Kern River Apex Expansion project, which was placed in service in October 2011. Northern Powergrid Holdings' net income was $93 million for 2012, an increase of $5 million, or 6%, for 2011 due to higher distribution rates and lower interest expense, partially offset by recoveries of certain regulatory provisions in 2011 and higher operating expense. MidAmerican Renewables' net income was $5 million for 2012, a decrease of $6 million, or 55%, for 2011 primarily due to higher interest expense related to the Topaz project financing. HomeServices' net loss of $1 million for 2012 improved $5 million compared to 2011 due to higher mortgage profits and higher revenue from higher closed units, partially offset by lower average home sale prices. MEHC and Other net loss of $40 million decreased $12 million for 2012 compared to 2011 due to the cessation of purchase price pension amortization in 2011, lower claims at captive insurance companies in 2012 and lower interest expense.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2012	2011	Change
Operating revenue:
PacifiCorp	$1,191	$1,119	$72	6%
MidAmerican Funding	874	979	(105)	(11)
MidAmerican Energy Pipeline Group	302	293	9	3
Northern Powergrid Holdings	263	252	11	4
MidAmerican Renewables	31	32	(1)	(3)
HomeServices	209	189	20	11
MEHC and Other	(23)	(20)	(3)	(15)
Total operating revenue	$2,847	$2,844	$3	—

Operating income:
PacifiCorp	$281	$271	$10	4%
MidAmerican Funding	91	113	(22)	(19)
MidAmerican Energy Pipeline Group	183	177	6	3
Northern Powergrid Holdings	157	159	(2)	(1)
MidAmerican Renewables	17	16	1	6
HomeServices	(6)	(12)	6	50
MEHC and Other	(7)	(20)	13	65
Total operating income	$716	$704	$12	2

PacifiCorp

Operating revenue increased $72 million for 2012 compared to 2011 due to higher retail revenue of $48 million and higher wholesale and other revenue of $24 million. The increase in retail revenue was due to higher prices approved by regulators of $60 million, partially offset by lower retail customer load totaling $12 million due to the impacts of mild weather on residential loads in PacifiCorp's eastern service territory. The increase in wholesale and other revenue was due to higher volumes of $32 million on higher short-term sales from increased thermal generation availability and improved natural gas spark spreads, partially offset by lower average market prices on short-term wholesale sales. Additionally, renewable energy credit revenue increased $16 million.

Operating income increased $10 million for 2012 compared to 2011 due to the higher operating revenue and lower operating expense of $5 million, partially offset by higher energy costs of $62 million and higher depreciation and amortization of $6 million due to higher plant in service. Energy costs increased due to reduced electricity swap settlement gains totaling $51 million, higher thermal generation and the impact of energy adjustment mechanisms of $15 million, partially offset by lower purchased power volumes. Energy supplied increased 5% for 2012 compared to 2011 due to a 10% increase in thermal generation due to higher availability and improved spark spreads on natural gas-fueled generation, partially offset by lower purchased power volumes of 14%. Operating expense decreased due to lower plant operating costs, partially offset by higher property taxes due to higher plant in service.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	First Quarter
	2012	2011	Change
Operating revenue:
Regulated electric	$380	$377	$3	1%
Regulated natural gas	263	333	(70)	(21)
Nonregulated and other	231	269	(38)	(14)
Total operating revenue	$874	$979	$(105)	(11)

Operating income:
Regulated electric	$48	$50	$(2)	(4)%
Regulated natural gas	30	45	(15)	(33)
Nonregulated and other	13	18	(5)	(28)
Total operating income	$91	$113	$(22)	(19)

Regulated electric operating revenue increased $3 million for 2012 compared to 2011 due to higher wholesale and other revenue of $11 million, partially offset by lower retail revenue of $8 million. Retail revenue decreased due to a 3% decrease in customer load as a result of decreased residential and commercial sales primarily due to unseasonably warm temperatures, partially offset by customer growth. Wholesale and other revenue increased due to higher volumes of 46% due to lower retail loads and the addition of 594 megawatts of wind-powered generation in late 2011, partially offset by lower average prices of 18%.

Regulated electric operating income decreased $2 million for 2012 compared to 2011 as the higher operating revenue and lower energy costs of $2 million were more than offset by higher depreciation and amortization of $8 million due to additional wind-powered generation placed in service in 2011, partially offset by lower depreciation rates that were effective June 1, 2011, following the results of a depreciation study. Energy costs decreased due to higher wind-powered generation and lower thermal generation costs. Lower maintenance costs due to the Louisa Generating Station outage in 2011 were substantially offset by higher maintenance costs on wind-powered generating facilities in 2012.

Regulated natural gas operating revenue decreased $70 million for 2012 compared to 2011 due to a lower average per-unit cost of gas sold and lower volumes sold of 8% from unseasonably warm weather, also resulting in lower cost of sales. Regulated natural gas operating income decreased by $15 million from 2012 compared to 2011 due to lower volume-related gas margins.

Nonregulated and other operating revenue decreased $38 million for 2012 compared to 2011 due to lower electricity and natural gas prices and volumes. Nonregulated and other operating income decreased $5 million for 2012 compared to 2011 due to lower electric margins.

MidAmerican Energy Pipeline Group

Operating revenue increased $9 million for 2012 compared to 2011 due to increased capacity from the Kern River Apex Expansion project being placed in service in October 2011 and better natural gas price spreads, partially offset by contract expirations. Operating income increased $6 million for 2012 compared to 2011 due to the higher operating revenue, partially offset by higher depreciation due to the Kern River Apex Expansion project being placed in service in October 2011.

Northern Powergrid Holdings

Operating revenue increased $11 million for 2012 compared to 2011 due to higher distribution revenue of $18 million, partially offset by the stronger United States dollar totaling $5 million. Distribution revenue increased due to higher tariff rates of $31 million, partially offset by recoveries of certain regulatory provisions in 2011 and lower volumes caused by warm winter weather. Operating income decreased by $2 million for 2012 compared to 2011 as the higher operating revenue was more than offset by higher pension amortization of $13 million.

HomeServices

Operating revenue increased $20 million for 2012 compared to 2011 due to a 14% increase in closed brokerage units, partially offset by a 5% decrease in average home sale prices. Operating income increased $6 million for 2012 compared to 2011 due to the higher operating revenue, net of commissions.

MEHC and Other

Operating loss decreased $13 million for 2012 compared to 2011 due to the cessation of purchase price pension amortization in 2011 and lower claims at captive insurance companies in 2012.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2012	2011	Change

Subsidiary debt	$206	$213	$(7)	(3)%
MEHC senior debt and other	84	82	2	2
MEHC subordinated debt - Berkshire Hathaway	—	5	(5)	(100)
MEHC subordinated debt - other	—	3	(3)	(100)
Total interest expense	$290	$303	$(13)	(4)

Interest expense decreased $13 million for 2012 compared to 2011 due to scheduled maturities and early principal repayments in 2011, partially offset by the debt issuances at PacifiCorp ($400 million in May 2011, $650 million in January 2012 and $100 million in March 2012), Northern Natural Gas ($200 million in April 2011) and MidAmerican Renewables ($850 million in February 2012).

Other, Net

Other, net increased $7 million for 2012 compared to 2011 due to higher Rabbi Trust earnings and higher equity AFUDC at PacifiCorp, partially offset by lower equity AFUDC at MidAmerican Energy Pipeline Group due to the Kern River Apex Expansion project being placed in service in October 2011.

Income Tax Expense

Income tax expense decreased $7 million for 2012 compared to 2011 and the effective tax rates were 22% for 2012 and 25% for 2011. The decrease in the effective tax rate was due to higher income tax benefits related to the effects of ratemaking and additional production tax credits at MidAmerican Energy due to wind-powered generation placed in service in late 2011.

Equity Income

Equity income increased $5 million for 2012 compared to 2011 due to higher earnings at HomeServices' mortgage joint venture due to higher refinancing activity and higher earnings at Electric Transmission Texas due to continued investment.

Liquidity and Capital Resources

Each of MEHC's direct and indirect subsidiaries is organized as a legal entity separate and apart from MEHC and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy MEHC's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof. The long-term debt of subsidiaries may include provisions that allow MEHC's subsidiaries to redeem it in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for further discussion regarding the limitation of distributions from MEHC's subsidiaries.

As of March 31, 2012, the Company's total net liquidity was $4.494 billion. The components of total net liquidity are as follows (in millions):

				Northern
			MidAmerican	Powergrid
	MEHC	PacifiCorp	Funding	Holdings	Other	Total

Cash and cash equivalents	$68	$45	$43	$28	$198	$382

Credit facilities	552	1,355	654	240	95	2,896
Less:
Short-term debt	—	—	—	(64)	(34)	(98)
Tax-exempt bond support and letters of credit	(52)	(439)	(195)	—	—	(686)
Net credit facilities	500	916	459	176	61	2,112

Net liquidity before Berkshire Equity Commitment	568	$961	$502	$204	$259	2,494
Berkshire Equity Commitment(1)	2,000					2,000
Total net liquidity	$2,568					$4,494
Unsecured revolving credit facilities:
Maturity date	2013	2012, 2013	2012, 2013	2013	2012, 2013
Largest single bank commitment as a % of total revolving credit facilities(2)	18%	16%	23%	33%	53%

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

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2012 and 2011 were $932 million and $817 million, respectively. The increase was primarily due to changes in collateral posted for derivative contracts as a result of replacing certain cash collateral outstanding with letters of credit, improved operating results and other changes in working capital.

In December 2010, the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which provided for 100% bonus depreciation for qualifying property purchased and placed in service after September 8, 2010 and prior to January 1, 2012, and extended 50% bonus depreciation for qualifying property purchased and placed in service after December 31, 2010 and prior to January 1, 2013. As a result of this legislation, the Company's cash flows from operations are expected to benefit in 2012 due to bonus depreciation on qualifying assets placed in service in 2012 and from income taxes received in 2012 for assets placed in service in 2011.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2012 and 2011 were $(1.471) billion and $(560) million, respectively. The change was primarily due to an increase in restricted cash and investments related to proceeds from the issuance of $850 million of long-term debt at Topaz that is restricted for use in the construction of the 550-MW Topaz Project; the acquisitions of Topaz and Bishop Hill and a 49% interest in Agua Caliente; and higher capital expenditures at the Utilities and MidAmerican Renewables.

Capital Expenditures

Capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the three-month periods ended March 31 are summarized as follows (in millions):

	2012	2011
Capital expenditures:
PacifiCorp	$405	$352
MidAmerican Funding	117	98
MidAmerican Energy Pipeline Group	15	33
Northern Powergrid Holdings	69	67
MidAmerican Renewables	149	—
Other	1	1
Total capital expenditures	$756	$551

The Company's capital expenditures relate primarily to the Utilities and consisted mainly of the following for the three-month periods ended March 31:

2012:

•
Transmission system investments totaling $93 million, including construction costs for PacifiCorp's 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
The development and construction of PacifiCorp's Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $60 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $40 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	The construction of MidAmerican Energy's 407 MW of wind-powered generating facilities totaling $19 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $310 million.

2011:

•
Emissions control equipment on existing generating facilities totaling $90 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in April 2011.

•	Transmission system investments totaling $58 million, including permitting and right-of-way costs for the Mona-Oquirrh transmission project.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $302 million.

Additionally, capital expenditures for the three-month period ended March 31, 2012 include costs related to MidAmerican Renewables totaling $149 million related to the Topaz Project and Bishop Hill Project. The remaining amounts are for ongoing investments in distribution and other infrastructure needed at the other platforms to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2012 was $634 million. Sources of cash totaled $1.599 billion related to proceeds from subsidiary debt. Uses of cash totaled $965 million and consisted mainly of net repayments of short-term debt totaling $795 million, repayments of subsidiary debt totaling $114 million and repayment of MEHC subordinated debt totaling $22 million. For the three-month period ended March 31, 2012, subsidiary debt issuances included the following:

•
In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 1, 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior-to-scheduled maturity with a weighted average interest rate of 5.7%, repay short-term debt and for general corporate purposes.

•
In February 2012, Topaz issued $850 million of the 5.75% Series A Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds will be used to fund the costs and expenses related to the development, construction and financing of the Topaz Project. Any unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of March 31, 2012, $296 million was loaned to MEHC.

Net cash flows from financing activities for the three-month period ended March 31, 2011 was $173 million. Sources of cash totaled $408 million and consisted of net proceeds from short-term debt totaling $217 million and proceeds from subsidiary debt totaling $191 million. Uses of cash totaled $235 million and consisted mainly of repayments of subsidiary debt totaling $224 million.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $3.8 billion for 2012 and consist mainly of large scale projects at the Utilities and MidAmerican Renewables, including the following:

•
$835 million for the Topaz Project, which is a 550-MW solar project in California that will be completed in 22 blocks through 2015, with an aggregate tested capacity of 586 MW. The Topaz Project expects to place 45 MW in service in 2012.

•
$212 million for 407 MW of wind-powered generation at MidAmerican Energy that it expects to place in service in 2012, excluding approximately $400 million of payments deferred until the fourth quarter of 2015.

•
$364 million for transmission system investments, including $278 million for the Energy Gateway Transmission Expansion Program, which includes construction costs for the Mona-Oquirrh transmission line.

•
$265 million for emissions control equipment at the Utilities, which includes equipment to meet air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at several of the Utilities' coal-fueled generating facilities.

•	$233 million for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

•
$149 million for the construction of the Bishop Hill Project, an 81-MW wind-powered generating facility in Illinois that is expected to be placed in service in 2012. In March 2012, MEHC, through a wholly-owned subsidiary, acquired Bishop Hill from Invenergy Wind LLC, which included the Bishop Hill Project.

•	Remaining amounts are for ongoing investments in distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Equity Investments

ETT, a company owned equally by subsidiaries of American Electric Power Company, Inc. and MEHC, owns and operates electric transmission assets in the ERCOT. In order to fund ETT's ongoing transmission investment, MEHC expects to make equity contributions to ETT during 2012 of $107 million.

Agua Caliente, a company owned 51% by NRG Energy, Inc. and 49% by a subsidiary of MEHC, is constructing the 290-MW Agua Caliente Project in Arizona that will be completed in 12 blocks through 2014. Pursuant to an equity funding and contribution agreement, MEHC has committed to provide Agua Caliente with funding for (a) base equity contributions of up to an aggregate amount of $303 million for the construction of the project and (b) transmission upgrade costs. MEHC expects to make equity contributions to Agua Caliente during 2012 of $266 million.

Contractual Obligations

As of March 31, 2012, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 other than the 2012 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

On April 25, 2012, MidAmerican Energy entered into a multi-year coal transportation agreement with BNSF Railway Company, an affiliate of the Company, for long-haul delivery of coal to MidAmerican Energy's generating facilities that are not “captive” to a single railroad. The new contract will provide delivery for the majority of the coal anticipated to be delivered to MidAmerican Energy-operated coal-fueled generating facilities beginning January 1, 2013. While prices for this rail service are significantly higher than those contained in MidAmerican Energy's legacy long-haul rail contract, which expires December 31, 2012, the BNSF Railway Company proposal was the lowest cost and best overall bid. Negotiations continue on arrangements for delivery of coal to MidAmerican Energy's other coal-fueled generating facilities.

Regulatory Matters

MEHC's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

PacifiCorp

Utah

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%. If approved by the UPSC, the new rates are expected to be effective in October 2012.

In March 2012, PacifiCorp filed its first annual EBA with the UPSC requesting (a) $9 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 and (b) collection of $20 million for the first annual installment of the $60 million of net power costs in excess of amounts included in base rates for the period prior to September 2011. The new rates will become effective in June 2012 on an interim basis until a final order is issued by the UPSC.

In March 2012, PacifiCorp filed with the UPSC to return $4 million to customers through the REC balancing account. The new rates will become effective in June 2012 on an interim basis until a final order is issued by the UPSC.

Oregon

In February 2012, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $10 million, or an average price increase of 1%, to recover the anticipated net power costs forecasted for calendar year 2013.

In March 2012, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $41 million, or an average price increase of 3%. As part of the general rate case filing, PacifiCorp indicated that it anticipates that the 172-MW Carbon coal-fueled generating facility ("Carbon Facility") will be retired in early 2015. If approved by the OPUC, the new rates are expected to be effective no later than January 1, 2013. Refer to "Environmental Laws and Regulations" for a further discussion regarding the Carbon Facility.

Wyoming

In December 2011, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $63 million, or an average price increase of 10%. If approved by the WPSC, the new rates are expected to be effective October 2012.

In March 2012, PacifiCorp made its first annual Wyoming ECAM filing with the WPSC. The filing requests recovery of $29 million, or an average price increase of 5%, for deferred net power costs for the period December 1, 2010 to December 31, 2011. The new rates will become effective in May 2012 on an interim basis until a final order is issued by the WPSC.

In March 2012, PacifiCorp filed its first annual Wyoming REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") application with the WPSC. The RRA tracks the difference between PacifiCorp's actual revenues from the sale of RECs and sulfur dioxide allowances and the amounts credited to customers in current rates. The filing requests to reduce the current surcredit by $1 million to $15 million. If approved by the WPSC, the surcredit will be effective in May 2012.

In September 2011, PacifiCorp filed with the WPSC an application for a certificate of public convenience and necessity ("CPCN") for pollution control projects in Wyoming. In April 2012, PacifiCorp filed testimony modifying its original CPCN application to reflect its current plan to convert Naughton Unit No. 3 to a natural gas-fueled unit as a result of PacifiCorp's current estimation that conversion is the least cost alternative for meeting air quality and visibility requirements and is in the best interest of customers. Public hearings regarding this matter are scheduled to begin in May 2012.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items on the final order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff are proposing that PacifiCorp refund to customers the amount of REC sales in excess of the amount included in base rates since January 1, 2009. Initial and reply briefs from all parties were filed in November 2011. Oral arguments were held before the WUTC in January 2012 and an order is expected during the second quarter of 2012.

In July 2011, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $13 million, or an average price increase of 4%, with an effective date no later than June 1, 2012. In February 2012, the parties to the proceeding filed a settlement agreement with the WUTC reflecting an annual increase of $5 million, or an average price increase of 2%. In March 2012, the WUTC approved the settlement agreement with an effective date of June 2012.

Idaho

In February 2012, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $18 million in deferred net power costs with a $3 million increase to the current ECAM surcharge rate. In March 2012, the IPUC approved the new rates with an effective date of April 2012. In April 2012, Monsanto Company filed a motion for reconsideration of the IPUC order.

MidAmerican Energy

On February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the OCA, in which the parties agree to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. There would be no revenue sharing for Iowa electric returns on equity below 10%. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013. MidAmerican Energy implemented the adjustment clauses on an interim basis in March 2012 and expects resolution of the related rate proceeding in the fourth quarter of 2012.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Clean Air Standards

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by the Company, the Company believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. The Company is evaluating whether or not to close certain units. As a result of recent testing and evaluation, PacifiCorp currently anticipates that retiring the Carbon Facility in early 2015 will be the least-cost alternative to comply with the MATS and other environmental regulations. PacifiCorp continues to assess compliance alternatives and potential transmission system impacts that could otherwise impact PacifiCorp's ultimate decision with respect to the Carbon Facility, including timing of retirement and decommissioning. Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS rules in the D.C. Circuit, which may have an impact on the Company's compliance obligations and the timing of those obligations.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG by September 30, 2011, as amended, and issue final regulations by May 26, 2012. However, in mid-September, the EPA indicated it would not meet the September 30, 2011 deadline to promulgate the standards. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The proposal is open for public comments until June 12, 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on the Company's existing facilities cannot be determined.

GHG Litigation

In October 2009, a three-judge panel in the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") issued its opinion in the case of Ned Comer, et al. v. Murphy Oil USA, et al., ("Comer I") a putative class action lawsuit against insurance, oil, coal and chemical companies, based on claims that the defendants' GHG emissions contributed to global warming that in turn caused a rise in sea levels and added to the ferocity of Hurricane Katrina, which combined to damage the plaintiff's private property, as well as public property. In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case based on the lack of standing and further held that the claims were barred by the political question doctrine. In March 2010, the full court of the Fifth Circuit agreed to rehear the case; however, in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum, resulting in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. The plaintiffs filed a petition asking the United States Supreme Court to direct the Fifth Circuit to reinstate the appeal and return it to the original panel. In January 2011, the United States Supreme Court denied the request, resulting in the original dismissal of the case to stand. However, in May 2011, the Comer case was refiled ("Comer II") in the Southern District of Mississippi. In response to the defendants' motions to dismiss in Comer II, the Southern District of Mississippi, in March 2012, granted the motions, dismissing the suit with prejudice. Plaintiffs filed an appeal with the Fifth Circuit in April 2012. The Company was not a party in Comer I and is not a party in Comer II.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2012, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2012, the Company would have been required to post $610 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with MEHC's equity commitment agreement related to Topaz, if MEHC does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, MEHC's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz Project, MEHC will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets and goodwill, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2011. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of March 31, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Information regarding the Company's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: May 4, 2012	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from MidAmerican Energy Holdings Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.