Form 10-Q
period 2012-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2012-08-03
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2012, 74,609,001 shares of common stock were outstanding.

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

•	the impact of inflation on costs and the Company's ability to recover such costs in regulated rates;

•	increases in employee healthcare costs;

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

•	the availability and price of natural gas in applicable geographic regions;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the Company's consolidated financial results;

•	the Company's ability to successfully integrate future acquired operations into its business;

•	other risks or unforeseen events, including the effects of storms, floods, fires, litigation, wars, terrorism, embargoes and other catastrophic events; and

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of June 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of changes in equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2012

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$880	$286
Trade receivables, net	1,188	1,270
Income taxes receivable	—	456
Inventories	726	690
Other current assets	644	581
Total current assets	3,438	3,283

Property, plant and equipment, net	35,340	34,167
Goodwill	5,016	4,996
Investments and restricted cash and investments	2,348	1,948
Regulatory assets	2,826	2,835
Other assets	532	489

Total assets	$49,500	$47,718

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,007	$989
Accrued employee expenses	246	155
Accrued interest	349	326
Accrued property, income and other taxes	531	340
Derivative contracts	150	160
Short-term debt	76	865
Current portion of long-term debt	1,224	1,198
Other current liabilities	579	514
Total current liabilities	4,162	4,547

Regulatory liabilities	1,699	1,663
MEHC senior debt	4,621	4,621
Subsidiary debt	14,500	13,253
Deferred income taxes	7,383	7,076
Other long-term liabilities	2,215	2,293
Total liabilities	34,580	33,453

Commitments and contingencies (Note 10)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,423
Retained earnings	9,967	9,310
Accumulated other comprehensive loss, net	(639)	(641)
Total MEHC shareholders' equity	14,751	14,092
Noncontrolling interests	169	173
Total equity	14,920	14,265

Total liabilities and equity	$49,500	$47,718

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Operating revenue:
Energy	$2,319	$2,356	$4,957	$5,011
Real estate	389	290	598	479
Total operating revenue	2,708	2,646	5,555	5,490

Operating costs and expenses:
Energy:
Cost of sales	750	840	1,692	1,812
Operating expense	674	626	1,300	1,261
Depreciation and amortization	357	332	705	664
Real estate	359	271	574	472
Total operating costs and expenses	2,140	2,069	4,271	4,209

Operating income	568	577	1,284	1,281

Other income (expense):
Interest expense	(296)	(303)	(586)	(606)
Capitalized interest	13	9	22	18
Interest and dividend income	2	6	5	9
Other, net	18	20	51	46
Total other income (expense)	(263)	(268)	(508)	(533)

Income before income tax expense and equity income	305	309	776	748
Income tax expense	37	76	141	187
Equity income	19	7	31	14
Net income	287	240	666	575
Net income attributable to noncontrolling interests	5	4	9	8
Net income attributable to MEHC	$282	$236	$657	$567

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$287	$240	$666	$575

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $5, $2, $3 and $-	16	5	11	—
Foreign currency translation adjustment	(56)	2	29	78
Unrealized losses on available-for-sale securities, net of tax of $(83), $(53), $(24) and $(180)	(124)	(82)	(35)	(271)
Unrealized gains (losses) on cash flow hedges, net of tax of $9, $7, $(2) and $8	12	11	(3)	12
Total other comprehensive (loss) income, net of tax	(152)	(64)	2	(181)

Comprehensive income	135	176	668	394
Comprehensive income attributable to noncontrolling interests	5	4	9	8
Comprehensive income attributable to MEHC	$130	$172	$659	$386

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance at December 31, 2010	75	$—	$5,427	$7,979	$(174)	$176	$13,408
Net income	—	—	—	567	—	8	575
Other comprehensive loss	—	—	—	—	(181)	—	(181)
Distributions	—	—	—	—	—	(13)	(13)
Other equity transactions	—	—	(4)	—	—	2	(2)
Balance at June 30, 2011	75	$—	$5,423	$8,546	$(355)	$173	$13,787

Balance at December 31, 2011	75	$—	$5,423	$9,310	$(641)	$173	$14,265
Net income	—	—	—	657	—	9	666
Other comprehensive income	—	—	—	—	2	—	2
Distributions	—	—	—	—	—	(13)	(13)
Balance at June 30, 2012	75	$—	$5,423	$9,967	$(639)	$169	$14,920

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$666	$575
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	715	670
Changes in regulatory assets and liabilities	1	(8)
Deferred income taxes and amortization of investment tax credits	426	276
Other, net	(32)	(27)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	117	163
Derivative collateral, net	13	13
Contributions to pension and other postretirement benefit plans, net	(95)	(85)
Accrued property, income and other taxes	641	287
Accounts payable and other liabilities	50	(25)
Net cash flows from operating activities	2,502	1,839

Cash flows from investing activities:
Capital expenditures	(1,512)	(1,176)
Acquisitions, net of cash acquired	(106)	—
Purchases of available-for-sale securities	(66)	(88)
Proceeds from sales of available-for-sale securities	57	87
Equity method investments	(264)	(38)
Increase in restricted cash and investments	(315)	(5)
Other, net	9	7
Net cash flows from investing activities	(2,197)	(1,213)

Cash flows from financing activities:
Proceeds from subsidiary debt	1,599	790
Repayments of subsidiary debt	(426)	(502)
Repayment of MEHC subordinated debt	(22)	(22)
Net repayments of short-term debt	(817)	(320)
Other, net	(45)	(20)
Net cash flows from financing activities	289	(74)

Effect of exchange rate changes	—	(1)

Net change in cash and cash equivalents	594	551
Cash and cash equivalents at beginning of period	286	470
Cash and cash equivalents at end of period	$880	$1,021

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2012 and for the three- and six-month periods ended June 30, 2012 and 2011. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2012.

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

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2012	2011
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$41,083	$40,180
Interstate pipeline assets	3-80 years	6,278	6,245
		47,361	46,425
Accumulated depreciation and amortization		(14,844)	(14,390)
Regulated assets, net		32,517	32,035

Nonregulated assets:
Independent power plants	5-30 years	677	677
Other assets	3-30 years	438	429
		1,115	1,106
Accumulated depreciation and amortization		(557)	(533)
Nonregulated assets, net		558	573

Net operating assets		33,075	32,608
Construction work-in-progress		2,265	1,559
Property, plant and equipment, net		$35,340	$34,167

Construction work-in-progress includes $1.8 billion and $1.6 billion as of June 30, 2012 and December 31, 2011, respectively, related to the construction of regulated assets.

The Company completed various acquisitions totaling $106 million during the six-month period ended June 30, 2012. The purchase price for each acquisition was allocated to the assets acquired, which relate primarily to development and construction costs for the Topaz solar project ("Topaz Project") and the Bishop Hill II wind-powered generation project. There were no material liabilities assumed.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2012
Assets:
Commodity derivatives	$1	$126	$28	$(116)	$39
Money market mutual funds(2)	1,045	—	—	—	1,045
Debt securities:
United States government obligations	95	—	—	—	95
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	8	—	—	8
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	36	—	36
Equity securities:
United States companies	180	—	—	—	180
International companies	426	—	—	—	426
Investment funds	67	—	—	—	67
	$1,814	$172	$64	$(116)	$1,934

Liabilities - commodity derivatives	$(22)	$(528)	$(11)	$249	$(312)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2011
Assets:
Commodity derivatives	$1	$166	$27	$(147)	$47
Money market mutual funds(2)	164	—	—	—	164
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	35	—	35
Equity securities:
United States companies	166	—	—	—	166
International companies	489	—	—	—	489
Investment funds	64	—	—	—	64
	$973	$216	$62	$(147)	$1,104

Liabilities - commodity derivatives	$(37)	$(598)	$(4)	$303	$(336)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $133 million and $156 million as of June 30, 2012 and December 31, 2011, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Auction		Auction
	Commodity	Rate	Commodity	Rate
	Derivatives	Securities	Derivatives	Securities

2012
Beginning balance	$25	$36	$23	$35
Changes included in earnings(1)	(1)	—	9	—
Changes in fair value recognized in other comprehensive income	6	—	3	2
Changes in fair value recognized in net regulatory assets	(6)	—	3	—
Sales	—	—	—	(1)
Settlements	(7)	—	(21)	—
Ending balance	$17	$36	$17	$36

2011
Beginning balance	$(341)	$39	$(331)	$50
Changes included in earnings(1)	2	—	4	—
Changes in fair value recognized in other comprehensive income	—	—	—	2
Changes in fair value recognized in net regulatory assets	96	—	83	—
Sales	—	(2)	—	(15)
Settlements	10	—	11	—
Ending balance	$(233)	$37	$(233)	$37

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of June 30, 2012 and 2011, net unrealized (losses) gains included in earnings for the three-month periods ended June 30, 2012 and 2011 totaled $(2) million and $2 million, respectively, and for the six-month periods ended June 30, 2012 and 2011, totaled $5 million and $1 million, respectively.

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

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$20,345	$24,189	$19,072	$23,327

(5)	Risk Management and Hedging Activities

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Derivative
	Other		Contracts -	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2012
Not designated as hedging contracts(1):
Commodity assets	$64	$6	$61	$13	$144
Commodity liabilities	(35)	(2)	(275)	(189)	(501)
Total	29	4	(214)	(176)	(357)

Designated as hedging contracts:
Commodity assets	5	2	2	2	11
Commodity liabilities	(1)	—	(34)	(25)	(60)
Total	4	2	(32)	(23)	(49)

Total derivatives	33	6	(246)	(199)	(406)
Cash collateral (payable) receivable	—	—	96	37	133
Total derivatives - net basis	$33	$6	$(150)	$(162)	$(273)

			Derivative
	Other		Contracts -	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$93	$14	$73	$13	$193
Commodity liabilities	(47)	(5)	(324)	(216)	(592)
Total	46	9	(251)	(203)	(399)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(24)	(17)	(47)
Total	(6)	—	(23)	(17)	(46)

Total derivatives	40	9	(274)	(220)	(445)
Cash collateral (payable) receivable	(2)	—	114	44	156
Total derivatives - net basis	$38	$9	$(160)	$(176)	$(289)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2012 and December 31, 2011, a net regulatory asset of $357 million and $400 million, respectively, was recorded related to the net derivative liability of $357 million and $399 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Beginning balance	$415	$543	$400	$564
Changes in fair value recognized in net regulatory assets	3	(40)	73	(62)
Net gains reclassified to operating revenue	12	—	41	8
Net losses reclassified to cost of sales	(73)	(5)	(157)	(12)
Ending balance	$357	$498	$357	$498

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

The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Beginning balance(1)	$71	$34	$46	$37
Changes in fair value recognized in OCI	(8)	(16)	30	(14)
Net gains reclassified to operating revenue	—	1	—	1
Net losses reclassified to cost of sales	(14)	(4)	(27)	(9)
Ending balance(1)	$49	$15	$49	$15

(1)
Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in accumulated other comprehensive income ("AOCI") and is recognized in earnings when the forecasted transactions impact earnings.

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2012 and 2011, hedge ineffectiveness was insignificant. As of June 30, 2012, the Company had cash flow hedges with expiration dates extending through May 2032 and $33 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2012	2011
Electricity purchases	Megawatt hours	4	6
Natural gas purchases	Decatherms	143	183
Fuel purchases	Gallons	9	19

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2012, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $507 million and $571 million as of June 30, 2012 and December 31, 2011, respectively, for which the Company had posted collateral of $111 million and $125 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2012 and December 31, 2011, the Company would have been required to post $310 million and $332 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(6)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2012	2011
Investments:
BYD common stock	$424	$488
Rabbi trusts	303	290
Other	100	99
Total investments	827	877

Equity method investments:
CE Generation, LLC	248	255
Electric Transmission Texas, LLC	285	221
Bridger Coal Company	204	204
Agua Caliente Solar, LLC	75	—
Other	61	52
Total equity method investments	873	732

Restricted cash and investments:
Nuclear decommissioning trust funds	325	308
Other	398	82
Total restricted cash and investments	723	390

Total investments and restricted cash and investments	2,423	1,999
Less current portion	(75)	(51)
Noncurrent portion	$2,348	$1,948

Investments

MEHC's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of June 30, 2012 and December 31, 2011, the fair value of MEHC's investment in BYD Company Limited common stock was $424 million and $488 million, respectively, which resulted in a pre-tax unrealized gain of $192 million and $256 million as of June 30, 2012 and December 31, 2011, respectively.

Equity Method Investments

In January 2012, MEHC, through an indirect wholly-owned subsidiary, acquired from NRG Energy, Inc. a 49% equity interest in Agua Caliente Solar, LLC ("Agua Caliente"), the developer and owner of a solar project in Arizona.

Restricted Cash and Investments

As of June 30, 2012 and December 31, 2011, other restricted cash and investments includes $315 million and $- million, respectively, restricted for construction of the Topaz Project.

(7)	Recent Financing Transactions

Long-Term Debt

In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 2022 and $300 million of its 4.10% First Mortgage Bonds due February 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.7%, repay short-term debt and for general corporate purposes.

In February 2012, Topaz Solar Farms, LLC ("Topaz") issued $850 million of the 5.75% Series A Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds will be used to fund the costs and expenses related to the development, construction and financing of the Topaz Project. Any unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of June 30, 2012, $321 million was loaned to MEHC.

In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% senior notes due January 2013 at a redemption price determined in accordance with the terms of the indenture.

In July 2012, Northern Powergrid (Yorkshire) plc issued £150 million of its 4.375% Bonds due July 2032. The net proceeds will be used for general corporate purposes.

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work-in-progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2012, $89 million of such debt, net of associated discount, was outstanding.

Credit Facilities

In June 2012, MEHC entered into a $600 million senior unsecured credit facility expiring in June 2017. The credit facility includes rate options for which rates vary based on the borrowing option and MEHC's credit ratings for its senior unsecured long-term debt securities. This facility is for general corporate purposes and also supports letters of credit for the benefit of certain subsidiaries and affiliates. As of June 30, 2012, MEHC had no borrowings outstanding under this credit facility. The credit facility requires that MEHC's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

In June 2012, PacifiCorp replaced its existing $635 million unsecured credit facility expiring in October 2012 with a $600 million unsecured credit facility expiring in June 2017. The replacement credit facility includes rate options for which rates vary based on the borrowing option and PacifiCorp's credit ratings for its senior unsecured long-term debt securities. This facility is for general corporate purposes including supporting PacifiCorp's commercial paper program and provides for the issuance of letters of credit. As of June 30, 2012, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

In connection with its offering, Topaz entered into a letter of credit and reimbursement facility in an aggregate principal amount of $345 million. Letters of credit issued under the letter of credit facility will be used to (a) provide security under the power purchase agreement and large generator interconnection agreements, (b) fund the debt service reserve requirement and the operation and maintenance debt service reserve requirement, (c) provide security for remediation and mitigation liabilities, and (d) provide security in respect of conditional use permit sales tax obligations. As of June 30, 2012, Topaz had $42 million of letters of credit issued under this facility.

Pursuant to an equity funding and contribution agreement, MEHC has committed to provide Agua Caliente with funding for (a) base equity contributions of up to an aggregative amount of $303 million for the construction of the Agua Caliente Project, and (b) transmission upgrade costs. In January 2012, MEHC entered into a $303 million letter of credit facility related to its funding commitments. The equity funding and contribution agreement and the letter of credit commitment decreases as equity is contributed to the Agua Caliente Project. As of June 30, 2012, the balance of the commitment was $207 million.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Pension:
Service cost	$7	$8	$13	$14
Interest cost	24	27	48	52
Expected return on plan assets	(30)	(32)	(59)	(59)
Net amortization	9	4	19	9
Net periodic benefit cost	$10	$7	$21	$16

Other postretirement:
Service cost	$2	$3	$5	$5
Interest cost	9	10	18	21
Expected return on plan assets	(10)	(11)	(21)	(21)
Net amortization	(1)	5	—	8
Net periodic benefit cost	$—	$7	$2	$13

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $114 million and $9 million, respectively, during 2012. As of June 30, 2012, $97 million and $4 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Service cost	$5	$5	$10	$10
Interest cost	22	23	43	46
Expected return on plan assets	(27)	(29)	(53)	(58)
Net amortization	8	9	22	18
Net periodic benefit cost	$8	$8	$22	$16

Employer contributions to the United Kingdom pension plan are expected to be £50 million during 2012. As of June 30, 2012, £25 million, or $39 million, of contributions had been made to the United Kingdom pension plan.

(9)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Federal statutory income tax rate	35%	35%	35%	35%
Federal and state income tax credits	(14)	(10)	(12)	(10)
State income tax, net of federal income tax benefit	2	1	2	1
Income tax effect of foreign income	(3)	(2)	(3)	(2)
Income tax method change	(6)	—	(2)	—
Effects of ratemaking	(3)	(1)	(3)	(1)
Other, net	1	2	1	2
Effective income tax rate	12%	25%	18%	25%

Federal and state income tax credits primarily relate to production tax credits at the Utilities. The Utilities' wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on new guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets. Accordingly, MidAmerican Energy's earnings for the three- and six-month periods ended June 30, 2012, reflect $18 million of income tax benefits recognized in connection with this method change for income tax years prior to 2012.

Berkshire Hathaway includes the Company in its United States federal income tax return. As of June 30, 2012, the Company had income taxes payable to Berkshire Hathaway of $168 million and as of December 31, 2011, the Company had income taxes receivable from Berkshire Hathaway of $456 million.

(10)	Commitments and Contingencies

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court on two of its five claims. In May 2010, the Utah Supreme Court remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. On May 21, 2012, the jury reached a verdict in favor of the Plaintiff on both claims. The jury awarded the Plaintiff breach of contract damages of $18 million and unjust enrichment damages of $113 million against PacifiCorp; however, a final judgment has not been rendered on the verdict. On May 24, 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. PacifiCorp plans on filing post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge set a schedule to file PacifiCorp's post-trial motions in the fall of 2012 and stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. PacifiCorp strongly disagrees with the verdict and will aggressively pursue available options in an effort to vacate or reduce the verdict, including, if necessary, appellate measures. If the judge grants either of PacifiCorp's post-trial motions, then the Plaintiff's motions for exemplary damages and attorneys' fees will be moot. If the judge does not grant either of PacifiCorp's post-trial motions, then the judge will set a schedule for PacifiCorp to respond to the Plaintiff's motions for exemplary damages and attorneys' fees. In the event the judge does not grant either of PacifiCorp's post-trial motions, PacifiCorp expects a decision on the Plaintiff's motions for exemplary damages and attorneys' fees in 2013. PacifiCorp believes there is meritorious basis for such post-trial motions and appeal. PacifiCorp has accrued its estimated liability as of June 30, 2012, and believes the ultimate outcome of the case will not be material to PacifiCorp's consolidated financial results; however this matter could have a material effect on PacifiCorp's consolidated financial results in the event of an unfavorable outcome. Any payment of damages will be at the end of the appeal process, which could take several years.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams is in the public interest and will advance restoration of the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

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

PacifiCorp has begun collection of surcharges from Oregon customers for their share of dam removal costs, as approved by the Oregon Public Utility Commission ("OPUC"), and is depositing the proceeds in a trust account maintained by the OPUC. PacifiCorp has begun collection of surcharges from California customers for their share of dam removal costs, as approved by the California Public Utilities Commission ("CPUC"), and is depositing the proceeds into trust accounts maintained by the CPUC. PacifiCorp is authorized to collect the surcharges through 2019.

As of June 30, 2012, PacifiCorp's property, plant and equipment, net included $121 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in the last Idaho general rate case, which was settled in January 2012 without a decision on this matter. PacifiCorp expects to seek similar approval in Washington. As part of the July 2011 Utah general rate case settlement that was approved by the Utah Public Service Commission in August 2011, PacifiCorp and the other parties to the settlement agreed to defer a decision regarding the acceleration of the depreciation rates for the Klamath hydroelectric system's mainstem dams to a future rate proceeding, at which time Utah's $36 million share of associated relicensing and settlement costs would be addressed. In the 2012 Utah general rate case, PacifiCorp has requested approval for Utah's share of accelerated depreciation of the Klamath hydroelectric system's mainstem dams and associated relicensing and settlement costs. This proceeding is currently in process.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(11)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to MEHC by each component of other comprehensive income, net of applicable income taxes, for the six-month period ended June 30, 2012 (in millions):

			Unrealized		Accumulated
	Unrecognized	Foreign	Gains on	Unrealized	Other
	Amounts on	Currency	Available-	Gains on	Comprehensive
	Retirement	Translation	For-Sale	Cash Flow	Loss Attributable
	Benefits	Adjustment	Securities	Hedges	To MEHC, Net

Balance, December 31, 2011	$(491)	$(307)	$142	$15	$(641)
Other comprehensive income (loss)	11	29	(35)	(3)	2
Balance, June 30, 2012	$(480)	$(278)	$107	$12	$(639)

(12)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating revenue:
PacifiCorp	$1,153	$1,091	$2,344	$2,210
MidAmerican Funding	709	805	1,583	1,784
MidAmerican Energy Pipeline Group	193	202	495	495
Northern Powergrid Holdings	244	238	507	490
MidAmerican Renewables	30	30	61	62
HomeServices	389	290	598	479
MEHC and Other(1)	(10)	(10)	(33)	(30)
Total operating revenue	$2,708	$2,646	$5,555	$5,490

Depreciation and amortization:
PacifiCorp	$163	$156	$324	$311
MidAmerican Funding	100	84	193	169
MidAmerican Energy Pipeline Group	48	47	96	93
Northern Powergrid Holdings	42	42	83	83
MidAmerican Renewables	8	7	15	15
HomeServices	7	3	10	6
MEHC and Other(1)	(4)	(4)	(6)	(7)
Total depreciation and amortization	$364	$335	$715	$670

Operating income:
PacifiCorp	$254	$267	$535	$538
MidAmerican Funding	81	85	172	198
MidAmerican Energy Pipeline Group	71	64	254	241
Northern Powergrid Holdings	131	136	288	295
MidAmerican Renewables	15	17	32	33
HomeServices	30	19	24	7
MEHC and Other(1)	(14)	(11)	(21)	(31)
Total operating income	568	577	1,284	1,281
Interest expense	(296)	(303)	(586)	(606)
Capitalized interest	13	9	22	18
Interest and dividend income	2	6	5	9
Other, net	18	20	51	46
Total income before income tax expense and equity income	$305	$309	$776	$748

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest expense:
PacifiCorp	$97	$103	$196	$203
MidAmerican Funding	42	45	85	93
MidAmerican Energy Pipeline Group	23	26	46	53
Northern Powergrid Holdings	34	39	67	78
MidAmerican Renewables	20	5	29	10
MEHC and Other(1)	80	85	163	169
Total interest expense	$296	$303	$586	$606

	As of
	June 30,	December 31,
	2012	2011
Total assets:
PacifiCorp	$22,691	$22,364
MidAmerican Funding	12,634	12,430
MidAmerican Energy Pipeline Group	4,829	4,854
Northern Powergrid Holdings	5,883	5,690
MidAmerican Renewables	2,029	890
HomeServices	766	649
MEHC and Other(1)	668	841
Total assets	$49,500	$47,718

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "MEHC and Other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2012 (in millions):

			MidAmerican
			Energy	Northern
		MidAmerican	Pipeline	Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Group	Holdings	Renewables	Services	Total

Balance, December 31, 2011	$1,126	$2,102	$205	$1,097	$71	$395	$4,996
Foreign currency translation	—	—	—	9	—	—	9
Other	—	—	(13)	—	—	24	11
Balance, June 30, 2012	$1,126	$2,102	$192	$1,106	$71	$419	$5,016

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2012 and 2011

Overview

Net income attributable to MEHC for the three-month period ended June 30, 2012, was $282 million, an increase of $46 million, or 19%, compared to 2011. PacifiCorp's net income was $131 million for 2012, an increase of $2 million, or 2%, compared to 2011 as higher retail prices approved by regulators and higher retail customer load were substantially offset by higher energy costs, higher operating expense, lower average wholesale prices and higher depreciation and amortization. Net income at MidAmerican Funding was $77 million for 2012, an increase of $33 million, or 75%, compared to 2011 due to income tax benefits from the effects of ratemaking primarily related to repair deductions and higher production tax credits from additional wind-powered generation placed in service in late 2011. Additionally, higher regulated electric margins were partially offset by higher depreciation and amortization. Net income at MidAmerican Energy Pipeline Group was $31 million for 2012, an increase of $4 million, or 15%, compared to 2011 due to higher operating revenue related to the Kern River Apex Expansion project being placed in service in October 2011. Northern Powergrid Holdings' net income was $72 million for 2012, and was flat compared to 2011 as higher distribution rates and lower interest expense were offset by a favorable movement in regulatory provisions in 2011 and higher operating expense. MidAmerican Renewables' net income was $1 million for 2012, a decrease of $9 million, or 90%, compared to 2011 primarily due to higher interest expense related to the Topaz project financing, partially offset by higher equity earnings due to the acquisition of a 49% interest in Agua Caliente in January 2012. HomeServices' net income for 2012 was $21 million, an increase of $8 million, or 62%, compared to 2011 due to higher revenue and margins from higher closed units, partially offset by higher operating expenses and higher depreciation and amortization. MEHC and Other net loss of $51 million improved $8 million for 2012 compared to 2011 due to the cessation of purchase price pension amortization in 2011 and lower interest expense, partially offset by higher compensation expense.

Net income attributable to MEHC for the six-month period ended June 30, 2012, was $657 million, an increase of $90 million, or 16%, compared to 2011. PacifiCorp's net income was $281 million for 2012, an increase of $25 million, or 10%, compared to 2011 as higher retail prices approved by regulators, higher wholesale and other revenue, lower interest expense, higher equity AFUDC and a lower effective income tax rate were partially offset by higher energy costs, higher operating expense and higher depreciation and amortization. Net income at MidAmerican Funding was $148 million for 2012, an increase of $35 million, or 31%, compared to 2011 due to income tax benefits from the effects of ratemaking and higher production tax credits from additional wind-powered generation placed in service in late 2011, lower interest expense and higher regulated electric margins, partially offset by higher depreciation and amortization and lower regulated natural gas margins. Net income at MidAmerican Energy Pipeline Group was $128 million for 2012, an increase of $7 million, or 6%, compared to 2011 due to higher operating revenue, net of higher depreciation and lower equity AFUDC, related to the Kern River Apex Expansion project being placed in service in October 2011, and lower interest expense. Northern Powergrid Holdings' net income was $165 million for 2012, an increase of $5 million, or 3%, compared to 2011 due to higher distribution rates and lower interest expense, partially offset by a favorable movement in regulatory provisions in 2011 and higher operating expense. MidAmerican Renewables' net income was $6 million for 2012, a decrease of $15 million compared to 2011 primarily due to higher interest expense related to the Topaz project financing and lower equity earnings at CE Generation, partially offset by higher equity earnings due to the acquisition of a 49% interest in Agua Caliente in January 2012. HomeServices' net income for 2012 was $20 million, an increase of $13 million, compared to 2011 due to higher revenue and margins from higher closed units, partially offset by higher operating expenses and higher depreciation and amortization. MEHC and Other net loss of $91 million improved $20 million for 2012 compared to 2011 due to the cessation of purchase price pension amortization in 2011, higher equity income at ETT and lower interest expense, partially offset by higher compensation expense.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2012	2011	Change		2012	2011	Change
Operating revenue:
PacifiCorp	$1,153	$1,091	$62	6%	$2,344	$2,210	$134	6%
MidAmerican Funding	709	805	(96)	(12)	1,583	1,784	(201)	(11)
MidAmerican Energy Pipeline Group	193	202	(9)	(4)	495	495	—	—
Northern Powergrid Holdings	244	238	6	3	507	490	17	3
MidAmerican Renewables	30	30	—	—	61	62	(1)	(2)
HomeServices	389	290	99	34	598	479	119	25
MEHC and Other	(10)	(10)	—	—	(33)	(30)	(3)	(10)
Total operating revenue	$2,708	$2,646	$62	2	$5,555	$5,490	$65	1

Operating income:
PacifiCorp	$254	$267	$(13)	(5)%	$535	$538	$(3)	(1)%
MidAmerican Funding	81	85	(4)	(5)	172	198	(26)	(13)
MidAmerican Energy Pipeline Group	71	64	7	11	254	241	13	5
Northern Powergrid Holdings	131	136	(5)	(4)	288	295	(7)	(2)
MidAmerican Renewables	15	17	(2)	(12)	32	33	(1)	(3)
HomeServices	30	19	11	58	24	7	17	*
MEHC and Other	(14)	(11)	(3)	(27)	(21)	(31)	10	32
Total operating income	$568	$577	$(9)	(2)	$1,284	$1,281	$3	—

*    Not meaningful

PacifiCorp

Operating revenue increased $62 million for the second quarter of 2012 compared to 2011 due to higher retail revenue of $76 million, partially offset by lower wholesale and other revenue of $14 million. The increase in retail revenue was due to higher prices approved by regulators of $49 million, higher residential and commercial customer load in Utah due to the impacts of hot weather and higher irrigation load in Idaho and Utah, partially offset by lower residential customer load in Oregon due to mild weather and lower industrial customer load in Oregon and Wyoming. The decrease in wholesale and other revenue was due to lower average market prices of $19 million and lower volumes of $4 million, partially offset by higher renewable energy credit revenue of $5 million.

Operating income decreased $13 million for the second quarter of 2012 compared to 2011 as the increase in operating revenue was more than offset by higher energy costs of $33 million, higher operating expense of $33 million and higher depreciation and amortization of $7 million due to higher plant in service. Energy costs increased due to higher purchased power volumes of $28 million, reduced electricity swap settlement gains of $27 million and higher natural gas-fueled generation, partially offset by lower purchased power prices. Energy supplied increased 2% for the second quarter of 2012 compared to 2011. Higher purchased power volumes of 16% resulting from lower average market prices and a 38% increase in natural gas-fueled generation due to higher availability and improved spark spreads were partially offset by lower hydroelectric and wind-powered generation. Operating expense increased due to charges in 2012 related to litigation, damage claims, the impairment of environmental costs at a coal-fueled generating facility and higher property taxes due to higher plant in service.

Operating revenue increased $134 million for the first six months of 2012 compared to 2011 due to higher retail revenue of $124 million and higher wholesale and other revenue of $10 million. The increase in retail revenue was due to higher prices approved by regulators of $109 million, higher retail customer load substantially due to the impacts of hot weather in Utah and higher irrigation load in Idaho, partially offset by lower residential customer load in Oregon and lower industrial customer load in Oregon and Wyoming primarily due to certain large customers electing to self-generate. The increase in wholesale and other revenue was due to higher volumes of $29 million and renewable energy credit revenue of $21 million, partially offset by lower average market prices of $42 million.

Operating income decreased $3 million for the first six months of 2012 compared to 2011 as the increase in operating revenue was more than offset by higher energy costs of $95 million, higher operating expense of $28 million and higher depreciation and amortization of $13 million due to higher plant in service. Energy costs increased due to reduced electricity swap settlement gains of $78 million, higher thermal generation, the impact of energy cost adjustment mechanisms of $15 million and higher purchased power volumes of $7 million, partially offset by lower purchased power prices of $51 million. Energy supplied increased 4% for the first six months of 2012 compared to 2011. Higher natural gas-fueled generation of 37% due to higher availability and improved spark spreads, higher coal generation and higher purchased power volumes were partially offset by lower hydroelectric and wind-powered generation. Operating expense increased due to charges in 2012 related to litigation, damage claims, the impairment of environmental costs at a coal-fueled generating facility and higher property taxes due to higher plant in service.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Second Quarter				First Six Months
	2012	2011	Change		2012	2011	Change
Operating revenue:
Regulated electric	$404	$412	$(8)	(2)%	$784	$789	$(5)	(1)%
Regulated natural gas	91	130	(39)	(30)	354	463	(109)	(24)
Nonregulated and other	214	263	(49)	(19)	445	532	(87)	(16)
Total operating revenue	$709	$805	$(96)	(12)	$1,583	$1,784	$(201)	(11)

Operating income:
Regulated electric	$66	$65	$1	2%	$114	$115	$(1)	(1)%
Regulated natural gas	1	4	(3)	(75)	31	49	(18)	(37)
Nonregulated and other	14	16	(2)	(13)	27	34	(7)	(21)
Total operating income	$81	$85	$(4)	(5)	$172	$198	$(26)	(13)

Regulated electric operating revenue decreased $8 million for the second quarter of 2012 compared to 2011 due to lower wholesale and other revenue of $24 million, partially offset by higher retail revenue of $16 million. Wholesale and other revenue decreased due to lower volumes and prices. Volumes decreased 24% as certain coal units could not be economically dispatched as average market prices decreased 7% compared to 2011. Retail revenue increased due to the new adjustment clauses in Iowa and Illinois totaling $11 million and a 2% increase in customer load as a result of abnormally hot weather in 2012.

Regulated electric operating income increased $1 million for the second quarter of 2012 compared to 2011 as lower revenue and higher depreciation and amortization of $15 million, due to 594 MW of additional wind-powered generation placed in service in 2011 and the effects of revenue sharing, were offset by lower energy costs. Energy costs decreased due to lower purchased power prices and volumes, the additional wind-powered generation and lower coal generation.

Regulated natural gas operating revenue decreased $39 million for the second quarter of 2012 compared to 2011 due to a lower average per-unit cost of gas sold of 42% and lower volumes sold of 4% from unseasonably warm weather. Regulated natural gas operating income decreased by $3 million from the second quarter of 2012 compared to 2011 due to lower volume-related gas margins.

Nonregulated and other operating revenue decreased $49 million for the second quarter of 2012 compared to 2011 due to lower electricity prices and volumes and lower natural gas prices. Nonregulated and other operating income decreased $2 million for the second quarter of 2012 compared to 2011 due to lower electric margins.

Regulated electric operating revenue decreased $5 million for the first six months of 2012 compared to 2011 due to lower wholesale and other revenue of $13 million, partially offset by higher retail revenue of $8 million. Wholesale and other revenue decreased due to lower average market prices of 13%. Retail revenue increased due to the new adjustment clauses in Iowa and Illinois totaling $13 million, partially offset by a 1% decrease in customer load.

Regulated operating income decreased $1 million for the first six months of 2012 compared to 2011 as lower revenue and higher depreciation and amortization of $24 million, due to 594 MW of additional wind-powered generation placed in service in 2011 and the effects of revenue sharing, were offset by lower energy costs. Energy costs decreased due to lower purchased power prices and volumes, the additional wind-powered generation and lower coal generation.

Regulated natural gas operating revenue decreased $109 million for the first six months of 2012 compared to 2011 due to a lower average per-unit cost of gas sold of 23% and lower volumes of 7% from unseasonably warm weather. Regulated natural gas operating income decreased by $18 million for the first six months of 2012 compared to 2011 due to lower volume-related gas margins.

Nonregulated and other operating revenue decreased $87 million for the first six months of 2012 compared to 2011 due to lower electricity and natural gas prices and volumes. Nonregulated and other operating income decreased $7 million for the first six months of 2012 compared to 2011 due to lower electric margins.

MidAmerican Energy Pipeline Group

Operating revenue decreased $9 million for the second quarter of 2012 compared to 2011 due to lower sales of gas and condensate liquids totaling $15 million on lower volumes, partially offset by higher revenue from increased capacity from the Kern River Apex Expansion project being placed in service in October 2011 and higher storage revenue rates at Northern Natural Gas. Operating income increased $7 million for the second quarter of 2012 compared to 2011 due to the higher revenue from the Kern River Apex Expansion project and higher storage revenue rates.

Operating revenue was flat for the first six months of 2012 compared to 2011 as higher revenue from the Kern River Apex Expansion project and better natural gas price spreads were offset by lower sales of gas and condensate liquids on lower volumes and contract expirations at Kern River. Operating income increased $13 million for the first six months of 2012 compared to 2011 due to the higher revenue from the Kern River Apex Expansion project and better natural gas price spreads and lower operating expense at Northern Natural Gas, partially offset by the lower revenue from contract expirations and higher depreciation related to the Kern River Apex Expansion project.

Northern Powergrid Holdings

Operating revenue increased $6 million for the second quarter of 2012 compared to 2011 due to higher distribution revenue of $11 million, partially offset by the stronger United States dollar totaling $7 million. Distribution revenue increased due to higher tariff rates of $18 million and higher units distributed, partially offset by a favorable movement in regulatory provisions in 2011of $11 million. Operating income decreased $5 million for the second quarter of 2012 compared to 2011 as the higher distribution revenue was more than offset by higher pension expense of $9 million and higher distribution operating expense of $5 million.

Operating revenue increased $17 million for the first six months of 2012 compared to 2011 due to higher distribution revenue of $29 million, partially offset by the stronger United States dollar totaling $12 million. Distribution revenue increased due to higher tariff rates of $48 million, partially offset by a favorable movement in regulatory provisions in 2011 of $22 million. Operating income decreased $7 million for the first six months of 2012 compared to 2011 as the higher distribution revenue was more than offset by higher pension expense of $22 million, higher distribution operating expense of $10 million and the stronger United States dollar.

HomeServices

Operating revenue increased $99 million for the second quarter of 2012 compared to 2011 due to an increase from existing businesses totaling $58 million reflecting a 19% increase in closed brokerage units and $41 million from the results of acquired companies. Operating income increased $11 million for the second quarter of 2012 compared to 2011 due to the higher operating revenue, net of commissions, partially offset by higher operating expense at both existing and acquired businesses and higher depreciation and amortization at acquired businesses.

Operating revenue increased $119 million for the first six months of 2012 compared to 2011 due to an increase from existing businesses totaling $78 million reflecting a 17% increase in closed brokerage units and $41 million from the results of acquired companies. Operating income increased $17 million for the first six months of 2012 compared to 2011 due to the higher operating revenue, net of commissions, partially offset by higher operating expense at both existing and acquired businesses and higher depreciation and amortization at acquired businesses.

MEHC and Other

Operating loss increased $3 million for the second quarter of 2012 compared to 2011 due to higher compensation expense, partially offset by the cessation of purchase price pension amortization in 2011.

Operating loss improved by $10 million for the first six months of 2012 compared to 2011 due to the cessation of purchase price amortization in 2011, partially offset by higher compensation expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2012	2011	Change		2012	2011	Change

Subsidiary debt	$214	$212	$2	1%	$420	$425	$(5)	(1)%
MEHC senior debt and other	82	83	(1)	(1)	166	165	1	1
MEHC subordinated debt - Berkshire Hathaway	—	4	(4)	(100)	—	9	(9)	(100)
MEHC subordinated debt - other	—	4	(4)	(100)	—	7	(7)	(100)
Total interest expense	$296	$303	$(7)	(2)	$586	$606	$(20)	(3)

Interest expense decreased $7 million for the second quarter of 2012 compared to 2011 and $20 million for the first six months of 2012 compared to 2011 due to scheduled maturities and early principal repayments in 2011, partially offset by the debt issuances at PacifiCorp ($400 million in May 2011, $650 million in January 2012 and $100 million in March 2012), Northern Natural Gas ($200 million in April 2011) and MidAmerican Renewables ($850 million in February 2012).

Capitalized Interest

Capitalized interest increased $4 million for both the second quarter of 2012 compared to 2011 and the first six months of 2012 compared to 2011 due to higher construction in progress balances at Topaz and PacifiCorp, partially offset by lower construction in progress balances at MidAmerican Energy Pipeline Group due to the Kern River Apex Expansion project being placed in service in October 2011.

Interest and Dividend Income

Interest and dividend income decreased $4 million for both the second quarter of 2012 compared to 2011 and the first six months of 2012 compared to 2011 due to interest refunds associated with Oregon Senate Bill 408 in 2011.

Other, Net

Other, net decreased $2 million for the second quarter of 2012 compared to 2011 due to lower Rabbi Trust earnings and lower equity AFUDC at MidAmerican Energy Pipeline Group due to the Kern River Apex Expansion project being placed in service in October 2011, partially offset by higher equity AFUDC at PacifiCorp.

Other, net increased $5 million for the first six months of 2012 compared to 2011 due to higher equity AFUDC at PacifiCorp and higher Rabbi Trust earnings, partially offset by lower equity AFUDC at MidAmerican Energy Pipeline Group due to the Kern River Apex Expansion project being placed in service in October 2011.

Income Tax Expense

Income tax expense decreased $39 million for the second quarter of 2012 compared to 2011 and the effective tax rates were 12% for the second quarter of 2012 and 25% for the second quarter of 2011. The decrease in the effective tax rate was due to the effects of ratemaking primarily related to the method change for repair deductions and higher income tax benefits related to additional production tax credits at MidAmerican Energy due to wind-powered generation placed in service in late 2011.

Income tax expense decreased $46 million for the first six months of 2012 compared to 2011 and the effective tax rates were 18% for the first six months of 2012 and 25% for the first six months of 2011. The decrease in the effective tax rate was due to higher income tax benefits related to additional production tax credits at MidAmerican Energy due to wind-powered generation placed in service in late 2011, the method change for repairs deductions and the effects of ratemaking.

Equity Income

Equity income increased $12 million for the second quarter of 2012 compared to 2011 and $17 million for the first six months of 2012 compared to 2011 due to the acquisition of a 49% interest in Agua Caliente in January 2012, higher earnings at ETT due to continued investment and higher earnings at HomeServices' mortgage joint venture due to higher refinancing activity, partially offset by lower earnings at CE Generation.

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

As of June 30, 2012, the Company's total net liquidity was $5.432 billion and the components are as follows (in millions):

				Northern
			MidAmerican	Powergrid
	MEHC	PacifiCorp	Funding	Holdings	Other	Total

Cash and cash equivalents	$305	$107	$272	$7	$189	$880

Credit facilities(1)	1,152	1,320	654	236	95	3,457
Less:
Short-term debt	—	—	—	(44)	(32)	(76)
Tax-exempt bond support and letters of credit	(32)	(602)	(195)	—	—	(829)
Net credit facilities	1,120	718	459	192	63	2,552

Net liquidity before Berkshire Equity Commitment	1,425	$825	$731	$199	$252	3,432
Berkshire Equity Commitment(2)	2,000					2,000
Total net liquidity	$3,425					$5,432
Credit facilities:
Maturity date	2013, 2017	2013, 2017	2013	2013	2012, 2013
Largest single bank commitment as a % of total credit facilities(3)	12%	13%	23%	33%	53%

(1)	For further discussion regarding the Company's credit facilities, refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

(3)	An inability of financial institutions to honor their commitments could adversely affect the Company's short-term liquidity and ability to meet long-term commitments.

The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2012 and 2011 were $2.502 billion and $1.839 billion, respectively. The increase was primarily due to higher income tax receipts of $561 million from bonus depreciation and investment tax credits related to renewable projects, improved operating results, lower interest payments and other changes in working capital.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2012 and 2011 were $(2.197) billion and $(1.213) billion, respectively. The change was primarily due to an increase in restricted cash and investments related to proceeds from the issuance of $850 million of long-term debt at Topaz that is restricted for use in the construction of the Topaz Project; the acquisitions of Topaz and Bishop Hill and a 49% interest in Agua Caliente; and higher capital expenditures at MidAmerican Renewables, Northern Powergrid Holdings and the Utilities.

Capital Expenditures

Capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the six-month periods ended June 30 are summarized as follows (in millions):

	2012	2011
Capital expenditures:
PacifiCorp	$721	$712
MidAmerican Funding	259	219
MidAmerican Energy Pipeline Group	65	101
Northern Powergrid Holdings	181	138
MidAmerican Renewables	282	—
Other	4	6
Total capital expenditures	$1,512	$1,176

The Company's capital expenditures relate primarily to the Utilities and consisted mainly of the following for the six-month periods ended June 30:

2012:

•
Transmission system investments totaling $187 million, including construction costs for PacifiCorp's 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in 2013.

•
Emissions control equipment on existing generating facilities totaling $124 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•
The development and construction of PacifiCorp's Lake Side 2 637-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $123 million, which is expected to be placed in service in 2014.

•
The construction of MidAmerican Energy's 407 MW of wind-powered generating facilities totaling $71 million, excluding $89 million of costs for which payments are due in December 2015. The wind-powered facilities are expected to be placed in service in 2012.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $475 million.

2011:

•
Emissions control equipment on existing generating facilities totaling $149 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems, including costs for projects that were placed in service in April 2011.

•	Transmission system investments totaling $100 million, including permitting and right of way costs for PacifiCorp's Mona-Oquirrh transmission project.

•
The construction of MidAmerican Energy's 593 MW of wind-powered generating facilities totaling $89 million, excluding $94 million of costs for which payments are due in December 2013. The wind-powered facilities were placed in service in December 2011.

•	The development and construction of Lake Side 2 totaling $75 million.

•	Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $518 million.

Additionally, capital expenditures for the six-month period ended June 30, 2012 include costs related to MidAmerican Renewables totaling $282 million related to the Topaz and Bishop Hill Projects. The remaining amounts are for ongoing investments in distribution and other infrastructure needed at the other platforms to serve existing and expected demand.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2012 was $289 million. Sources of cash totaled $1.599 billion related to proceeds from subsidiary debt. Uses of cash totaled $1.310 billion and consisted mainly of net repayments of short-term debt totaling $817 million, repayments of subsidiary debt totaling $426 million and repayment of MEHC subordinated debt totaling $22 million. For the six-month period ended June 30, 2012, subsidiary debt issuances included the following:

•
In January 2012, PacifiCorp issued $350 million of its 2.95% First Mortgage Bonds due February 1, 2022 and $300 million of its 4.10% First Mortgage Bonds due February 1, 2042. The net proceeds were used to repay short-term debt, fund capital expenditures and for general corporate purposes. In March 2012, PacifiCorp issued an additional $100 million of its 2.95% First Mortgage Bonds due February 1, 2022. The net proceeds were used to redeem $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.7%, to repay short-term debt and for general corporate purposes.

•
In February 2012, Topaz issued $850 million of the 5.75% Series A Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds will be used to fund the costs and expenses related to the development, construction and financing of the Topaz Project. Any unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of June 30, 2012, $321 million was loaned to MEHC.

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work-in-progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of June 30, 2012, $89 million of such debt, net of associated discount, was outstanding.

Additionally, in July 2012, Northern Powergrid (Yorkshire) plc issued £150 million of its 4.375% Bonds due July 2032. The net proceeds will be used for general corporate purposes.

Net cash flows from financing activities for the six-month period ended June 30, 2011 was $(74) million. Sources of cash totaled $790 million related to proceeds from subsidiary debt. Uses of cash totaled $864 million and consisted mainly of repayments of subsidiary debt totaling $502 million, net repayments of short-term debt totaling $320 million and repayment of MEHC subordinated debt totaling $22 million.

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

•	$217 million for 407 MW of wind-powered generation at MidAmerican Energy that it expects to place in service in 2012, excluding approximately $400 million of payments deferred until December 2015.

•
$385 million for transmission system investments, including $282 million for the Energy Gateway Transmission Expansion Program, which includes construction costs for the Mona-Oquirrh transmission line.

•
$277 million for emissions control equipment at the Utilities, which includes equipment to meet air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at several of the Utilities' coal-fueled generating facilities.

•	$230 million for development and construction of Lake Side 2, which is expected to be placed in service in 2014.

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

Equity Investments

ETT, a company owned equally by indirect subsidiaries of American Electric Power Company, Inc. and MEHC, owns and operates electric transmission assets in the ERCOT. In order to fund ETT's ongoing transmission investment, MEHC expects to make equity contributions to ETT during 2012 of $107 million.

Agua Caliente, a company owned 51% by NRG Energy, Inc. and 49% by an indirect subsidiary of MEHC, is constructing the 290-MW Agua Caliente Project in Arizona that will be completed in 12 blocks through 2014. Pursuant to an equity funding and contribution agreement, MEHC has committed to provide Agua Caliente with funding for (a) base equity contributions of up to an aggregate amount of $303 million for the construction of the Agua Caliente Project and (b) transmission upgrade costs. MEHC expects to make equity contributions to Agua Caliente during 2012 of $266 million.

Contractual Obligations

As of June 30, 2012, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 other than the 2012 debt issuances previously discussed and MidAmerican Energy's redemption of $275 million of its 5.125% senior notes due January 2013. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

In April 2012, MidAmerican Energy entered into a multi-year coal transportation agreement with BNSF Railway Company, an affiliate of the Company, for long-haul delivery of coal to MidAmerican Energy's generating facilities that are not “captive” to a single railroad. The new contract will provide delivery for the majority of the coal anticipated to be delivered to MidAmerican Energy-operated coal-fueled generating facilities beginning January 1, 2013. While prices for this rail service are significantly higher than those contained in MidAmerican Energy's legacy long-haul rail contract, which expires December 31, 2012, the BNSF Railway Company proposal was the lowest cost and best overall bid. Negotiations continue on arrangements for delivery of coal to MidAmerican Energy's other coal-fueled generating facilities.

Regulatory Matters

MEHC's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

PacifiCorp

Utah

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%. In July 2012, PacifiCorp filed rebuttal testimony that reduced the requested increase to $156 million, or an average price increase of 9%. Once approved, the new rates will be effective in October 2012.

In March 2012, PacifiCorp filed its first annual energy balancing account with the UPSC requesting: (a) $9 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 and (b) collection of $20 million of excess net power costs representing the first annual installment of the $60 million of excess net power costs approved for recovery in the September 2011 general rate case settlement. Collection of the $20 million installment began in June 2012. The effective date for collection of the $9 million is pending an order from the UPSC.

In March 2012, PacifiCorp filed with the UPSC to return $4 million to customers through the REC balancing account. The new rates became effective in June 2012 on an interim basis until a final order is issued by the UPSC.

Oregon

In February 2012, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $10 million, or an average price increase of 1%, to recover the anticipated net power costs forecasted for calendar year 2013. In July 2012, PacifiCorp filed updated net power costs reducing the requested increase to $3 million, or an average price increase of less than 1%.

In March 2012, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $41 million, or an average price increase of 3%. As part of the general rate case filing, PacifiCorp indicated that it anticipates that the 172-MW Carbon coal-fueled generating facility ("Carbon Facility") will be retired in early 2015. Refer to "Environmental Laws and Regulations" for a further discussion regarding the Carbon Facility. In July 2012, a multiparty partial stipulation was filed with the OPUC resolving most components of the general rate case, including PacifiCorp's requests to include in rates the accelerated depreciation and decommissioning costs for the early retirement of the Carbon Facility. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%. If the stipulation is approved by the OPUC, the new rates will be effective January 1, 2013. The issues that were not settled in the stipulation include the prudence of PacifiCorp's investments in environmental controls at its thermal generating facilities, PacifiCorp's request for a power cost adjustment mechanism and PacifiCorp's proposal to add the Mona to Oquirrh transmission line to its rate base through a separate tariff rider when the line goes into service in 2013. Resolution of these issues is pending.

Wyoming

In December 2011, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $63 million, or an average price increase of 10%.

In March 2012, PacifiCorp made its first annual Wyoming energy cost adjustment mechanism ("ECAM") filing with the WPSC. The filing requested recovery of $29 million, or an average price increase of 5%, for deferred net power costs for the period December 1, 2010 to December 31, 2011. The new rates became effective in May 2012 on an interim basis and were revised in July 2012 in anticipation of the general rate case stipulation described below.

In July 2012, the WPSC approved a stipulation that consolidated and resolved the December 2011 general rate case and the March 2012 ECAM filing. The stipulation resulted in a $50 million general rate increase that will be effective in two stages. The first increase of $32 million, or an average price increase of 5%, will be effective in October 2012 and the second increase of $18 million, or an average price increase of 3%, will be effective in October 2013. The stipulation also resulted in a reduction of the ECAM surcharge rate increase from $29 million to $27 million and the increase will be collected over three years, resulting in an average price increase of 1% per year. In addition, PacifiCorp agreed not to file another general rate case in Wyoming prior to March 2014 with the new rates to be effective no earlier than January 2015. PacifiCorp will continue to file its required annual ECAM filings.

In March 2012, PacifiCorp filed its first annual Wyoming REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") application with the WPSC. The RRA tracks the difference between PacifiCorp's actual revenues from the sale of RECs and sulfur dioxide allowances and the amounts credited to customers in current rates. The filing requests to reduce the current surcredit by $1 million to $15 million. The surcredit became effective in May 2012 on an interim basis until a final order is issued by the WPSC.

In September 2011, PacifiCorp filed with the WPSC an application for a certificate of public convenience and necessity ("CPCN") for pollution control facilities at Naughton Unit No. 3 in Wyoming. In April 2012, PacifiCorp filed testimony modifying its original CPCN application to reflect its current plan to convert the Naughton Unit No. 3 to a natural gas-fueled unit as a result of PacifiCorp's current estimation that conversion is the least cost alternative for meeting air quality and visibility requirements and is in the best interest of customers. In May 2012, PacifiCorp filed a motion to withdraw the CPCN application, which was approved by the WPSC.

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued a final order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items on the final order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff proposed that PacifiCorp refund to customers the amount of REC sales in excess of the amount included in base rates since January 1, 2009. Initial and reply briefs from all parties were filed in November 2011. Oral arguments were held before the WUTC in January 2012.

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

Idaho

In February 2012, PacifiCorp filed an ECAM application with the IPUC requesting recovery of $18 million in deferred net power costs with a $3 million increase to the current ECAM surcharge rate. In March 2012, the IPUC approved the new rates with an effective date of April 2012. In April 2012, Monsanto Company filed a motion for reconsideration of the IPUC order. As a result, the IPUC ordered a workshop to discuss certain aspects of PacifiCorp's ECAM application. In June 2012, the parties filed final comments with the IPUC supporting an increase to the current ECAM surcharge rate that will result in recovery of $18 million in deferred net power costs. In July 2012, the IPUC issued a final order approving the agreement reached by the parties.

MidAmerican Energy

On February 21, 2012, MidAmerican Energy filed an application with the IUB for an interim and final increase in Iowa retail electric rates in the form of two adjustment clauses to be added to customers' bills. The requested adjustment clauses and a modification to current revenue sharing provisions are consistent with a November 2011 settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate ("OCA"), in which the parties agree to support the proposed changes. The adjustment clauses would recover anticipated increases in retail coal and coal transportation costs and environmental control expenditures subject to an aggregate maximum of $39 million, or 3.4%, for 2012 and an additional $37 million for an aggregate maximum of $76 million for 2013, or a 3.2% increase from 2012. The requested modification to the existing revenue sharing provisions provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. Pursuant to the settlement agreement, MidAmerican Energy is not precluded from seeking interim rate relief in 2013. MidAmerican Energy implemented the adjustment clauses on an interim basis in March 2012 and expects resolution of the related rate proceeding in the fourth quarter of 2012. On July 27, 2012, MidAmerican Energy, the OCA and a group of large industrial customers jointly filed a settlement agreement with the IUB that resolves all issues surrounding the Iowa proceeding. The settlement agreement requests IUB approval of the establishment of a single adjustment clause to increase MidAmerican Energy's revenue by $39 million in 2012 and $76 million in 2013 and does not track specific costs, modification of revenue sharing provisions as filed, and suspension of the procedural schedule for the case. Subsequently, the only two additional parties in the case filed pleadings with the IUB stating they had no objection to the settlement agreement.

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

Clean Air Standards

National Ambient Air Quality Standards

In June 2012, the EPA released a proposal to strengthen the fine particulate matter National Ambient Air Quality Standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA is also proposing a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The public comment period closes August 31, 2012. The EPA is required to finalize the proposal by December 14, 2012. Until the standards are final and attainment designations made, the Company cannot determine the potential impacts of the standards; however, any impacts are not anticipated to be significant.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register on February 16, 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by the Company, the Company believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. The Company is evaluating whether or not to close certain units. As a result of recent testing and evaluation, PacifiCorp currently anticipates that retiring the Carbon Facility in early 2015 will be the least-cost alternative to comply with the MATS and other environmental regulations. PacifiCorp continues to assess compliance alternatives and potential transmission system impacts that could otherwise impact PacifiCorp's ultimate decision with respect to the Carbon Facility, including timing of retirement and decommissioning. Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on the Company's compliance obligations and the timing of those obligations.

Regional Haze

In May 2012, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Utah regional haze state implementation plan ("SIP"). The EPA's partial approval of the sulfur dioxide portion of the SIP is based on a sulfur dioxide milestone and backstop trading program to reduce emissions. The partial disapproval is based on the EPA's assertion that the Utah Department of Environmental Quality failed to conduct the appropriate five-factor best available retrofit technology analysis for nitrogen oxides and particulate matter. The EPA did not propose to issue a Federal Implementation Plan ("FIP"), but acknowledged the state's ongoing efforts to conduct the required analysis. The public comment period closed on the EPA's proposed action in July 2012.

In May 2012, the EPA published in the Federal Register a proposal to approve the Wyoming regional haze SIP for sulfur dioxide. The Wyoming SIP utilizes the same trading program utilized by Utah. The EPA's public comment period closed in July 2012. In addition, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Wyoming regional haze SIP for nitrogen oxides and particulate matter and issue a FIP for those portions proposed to be disapproved. The EPA action proposed to accelerate the installation of selective catalytic reduction equipment at PacifiCorp's Jim Bridger Units 1 and 2 to 2017 from 2021 and 2022, but agreed to accept comment on maintaining the original schedule as the state proposed. In addition, the EPA proposed to reject the SIP for the Wyodak facility and Dave Johnston Unit 3 and require the installation of selective non-catalytic reduction equipment within five years, as well as requiring the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2. The EPA held public hearings on its proposed disapproval on June 26 and 28, 2012, and the written comment period closes August 3, 2012. Until the EPA takes final action on the SIP or FIP and the appropriate appeal period passes, the Company cannot fully determine the impacts of the EPA's proposal.

In July 2012, the EPA published in the Federal Register a proposal to partially approve and partially disapprove the Arizona regional haze SIP addressing, among others, the Cholla generating facility. PacifiCorp owns 100% of Cholla Unit 4. The Arizona SIP provided for low-nitrogen oxides burners, while the proposed FIP would require installation of selective catalytic reduction equipment within five years after final action. The EPA is taking public comments on its proposed action until September 18, 2012.

Climate Change

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per megawatt hour. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on the Company's existing facilities cannot be determined.

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

Collateral and Contingent Features

Debt of MEHC and debt and preferred securities of certain of its subsidiaries are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of the rated company's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2012, these subsidiary's credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2012, the Company would have been required to post $644 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in late 2012.

The Company is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping, and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. Although the Company generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging of commercial risk and does not believe it will be considered a swap dealer or major swap participant, the outcome of remaining rulemaking proceedings cannot be predicted and, therefore, the impact of the Dodd-Frank Reform Act on the Company's consolidated financial results cannot be determined at this time.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2011. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2012.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 3, 2012	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Trust Deed, dated as of July 5, 2012, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to £150,000,000 in principal amount of the 4.375% Bonds due 2032.

10.1
$600,000,000 Credit Agreement, dated as of June 28, 2012, among MidAmerican Energy Holdings Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Union Bank, N.A, as Administrative Agent and Swingline Lender, and the LC Issuing Banks.

10.2
$600,000,000 Credit Agreement, dated as of June 28, 2012, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

101
The following financial information from MidAmerican Energy Holdings Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.