Form 10-K
period 2012-12-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2013-03-01
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of January 31, 2013, 74,609,001 shares of common stock were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 1 through 4, Part II - Items 5 through 7A and Items 9 through 9B, and Part III - Items 10 and 14, the following terms have the definitions indicated.

MidAmerican Energy Holdings Company and Related Entities
MEHC	MidAmerican Energy Holdings Company
Company	MidAmerican Energy Holdings Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
Northern Powergrid Holdings	Northern Powergrid Holdings Company
MidAmerican Energy Pipeline Group	Consists of Northern Natural Gas and Kern River
MidAmerican Renewables	Consists of MidAmerican Renewables, LLC and CalEnergy Philippines
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Utilities	PacifiCorp and MidAmerican Energy Company
Pipeline Companies	Northern Natural Gas Company and Kern River Gas Transmission Company
Northern Powergrid Distribution Companies	Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	Topaz Solar Farms LLC's 550-megawatt solar project
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	Agua Caliente Solar, LLC's 290-megawatt solar project
Bishop Hill	Bishop Hill Energy II, LLC
Bishop Hill Project	Bishop Hill Energy II, LLC's 81-MW wind-powered generating facility
Pinyon Pines I	Pinyon Pines Wind I, LLC
Pinyon Pines II	Pinyon Pines Wind II, LLC
Pinyon Pines Projects	Pinyon Pines Wind I, LLC's 168-megawatt and Pinyon Pines Wind II, LLC's 132-megawatt wind-powered generating facility
Antelope Valley I	Solar Star California XIX, LLC
Antelope Valley II	Solar Star California XX, LLC
Antelope Valley Projects	Solar Star California XIX, LLC's 309-megawatt and Solar Star California XX, LLC's 270-megawatt solar project

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
Bcf	Billion cubic feet
CAIR	Clean Air Interstate Rule
CPUC	California Public Utilities Commission
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherms
DSM	Demand-side Management

Certain Industry Terms (continued)
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hours
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
MWh	Megawatt Hours
NRC	Nuclear Regulatory Commission
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTAM	Post Test-year Adjustment Mechanism
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	the outcome of rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and the Company's ability to recover costs in rates in a timely manner;

•
changes in economic, industry, competition or weather conditions, as well as demographic trends and new technologies, that could affect customer growth and usage, electricity and natural gas supply or the Company's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load or generation that could impact the Company's hedging strategy and the cost of balancing its generation resources with its retail load obligations;

•
performance and availability of the Company's facilities, including the impacts of outages and repairs, transmission constraints, weather, including wind, solar and hydroelectric conditions, and operating conditions;

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

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

•
the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;

•	the impact of inflation on costs and the Company's ability to recover such costs in regulated rates;

•	increases in employee healthcare costs, including the implementation of the Affordable Care Act;

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

v

PART I

Item 1.    Business

General

MEHC is a holding company that owns subsidiaries principally engaged in energy businesses and is a consolidated subsidiary of Berkshire Hathaway. The balance of MEHC's common stock is owned by Mr. Walter Scott, Jr., a member of MEHC's Board of Directors (along with family members and related entities), and Mr. Gregory E. Abel, MEHC's Chairman, President and Chief Executive Officer. As of January 31, 2013, Berkshire Hathaway, Mr. Scott (along with family members and related entities) and Mr. Abel owned 89.8%, 9.4% and 0.8%, respectively, of MEHC's voting common stock.

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

The Company's operations are organized and managed as nine distinct platforms: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), Northern Natural Gas, Kern River, Northern Powergrid Holdings (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in ETT and Electric Transmission America, LLC), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), and HomeServices. Through these platforms, the Company owns an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second-largest residential real estate brokerage firm in the United States, and the second-largest residential real estate brokerage franchise network in the United States.

MEHC's energy subsidiaries generate, transmit, store, distribute and supply energy.

•	93% of the Company's operating income during 2012 was generated from rate-regulated businesses.

•	MEHC's energy utility subsidiaries served 6.4 million electricity customers and end-users and 0.7 million natural gas customers in ten states and in northern England.

•	As of December 31, 2012, the Company owned approximately 21,400 MW of generation in operation and under construction:

◦	Approximately 18,700 MW of generation that is part of the regulated asset base of its regulated electric utility businesses;

◦	Approximately 2,700 MW of generation in independent power projects;

◦
During 2012, the Company acquired ownership interests in 1,271 MWs of solar generating capacity under construction that once in operation will represent about 14% of the total solar generating capacity in the United States; and

◦
Completed construction of 788 MWs of wind-powered generating capacity in 2012 bringing the Company's total regulated and non-regulated wind-powered generating capacity to 3,697 MWs, which represents 6% of the total wind-powered generating capacity in the United States.

•
The Pipeline Companies have approximately 16,600 miles of pipeline, a design capacity of approximately 7.7 Bcf of natural gas per day, and transported approximately 8% of the total natural gas consumed in the United States during 2012.

•
HomeServices closed over $42.1 billion of home sales in 2012, up 33.1% from 2011, with over 16,000 sales associates and continued to grow its business by acquiring five additional realty businesses in 2012. HomeServices also acquired a 66.7% interest in Prudential Real Estates Affiliates' and Real Living's franchise operations in October 2012. The franchise business operates in all 50 states with 544 brokerage companies throughout the country. Beginning in 2013, HomeServices will rebrand certain of its franchisees as Berkshire Hathaway HomeServices.

Refer to Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional reportable segment information regarding MEHC's platforms. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables, and MidAmerican Transmission, LLC has been included in MEHC and Other.

MEHC's principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580 and its telephone number is (515) 242-4300. MEHC was initially incorporated in 1971 as California Energy Company, Inc. under the laws of the state of Delaware and through a merger transaction in 1999 was reincorporated in Iowa under the name MidAmerican Energy Holdings Company.

PacifiCorp

General

PacifiCorp, an indirect wholly owned subsidiary of MEHC, is a United States regulated electric utility company headquartered in Oregon that serves 1.8 million retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp is principally engaged in the business of generating, transmitting, distributing and selling electricity. PacifiCorp's combined service territory covers approximately 136,000 square miles and includes diverse regional economies. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, mining or extraction of natural resources, agriculture, technology, recreation and government. In the western portion of the service territory, consisting of Oregon, southern Washington and northern California, the principal industries are agriculture, manufacturing, forest products, food processing, technology, government and primary metals. In addition to retail sales, PacifiCorp sells electricity to other utilities, energy marketing companies, financial institutions and other market participants on a wholesale basis.

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of the franchise agreements is approximately 29 years, although their terms range from five years to indefinite. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow PacifiCorp an opportunity to recover its costs of providing services and to earn a reasonable return on its investment.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2012		2011		2010

Utah	23,930	44%	23,245	43%	22,477	42%
Oregon	12,779	23	13,014	24	12,717	24
Wyoming	9,498	17	9,793	18	9,680	18
Washington	4,042	7	4,006	7	3,985	8
Idaho	3,518	7	3,440	6	3,326	6
California	782	2	809	2	831	2
	54,549	100%	54,307	100%	53,016	100%

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2012		2011		2010
GWh sold:
Residential	15,968	24%	16,046	25%	15,795	24%
Commercial	16,829	25	16,489	25	15,969	25
Industrial and irrigation	21,317	32	21,229	32	20,680	32
Other	435	1	543	1	572	1
Total retail	54,549	82	54,307	83	53,016	82
Wholesale	11,870	18	10,767	17	11,415	18
Total GWh sold	66,419	100%	65,074	100%	64,431	100%

Average number of retail customers (in thousands):
Residential	1,504	86%	1,483	85%	1,475	85%
Commercial	212	12	221	13	220	13
Industrial and irrigation	34	2	34	2	34	2
Other	4	—	4	—	4	—
Total	1,754	100%	1,742	100%	1,733	100%

In addition to the variations in weather from year to year, fluctuations in economic conditions within PacifiCorp's service territory and elsewhere impact customer usage, particularly for industrial and wholesale customers. Beginning in 2008 and continuing into 2009, certain customer usage levels declined due to the effects of the economic conditions in the United States. The declining usage trend reversed during 2010 in the eastern side of PacifiCorp's service territory although partially offset by unfavorable weather conditions. Customer usage levels in the eastern side of PacifiCorp's service territory improved during 2011 and 2012 primarily due to improved economic conditions and favorable weather. The declining usage trend continued during 2010 in the western side of PacifiCorp's service territory. Customer usage levels in the western side of PacifiCorp's service territory improved in 2011 due to favorable weather despite continued declining usage due to the effects of the economic conditions, which began to stabilize in 2012. In addition, certain large industrial customers with generation capabilities have begun to self-generate, resulting in lower industrial customer usage across PacifiCorp's service territories.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, is typically highest in the summer across PacifiCorp's service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is primarily due to heating requirements in the western portion of PacifiCorp's service territory. During 2012, PacifiCorp's peak demand was 9,831 MW in the summer and 8,584 MW in the winter.

Generating Facilities and Fuel Supply

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2012:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
Jim Bridger Nos. 1, 2, 3 and 4	Rock Springs, WY	Coal	1974-1979	2,111	1,407
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,352	1,147
Huntington Nos. 1 and 2	Huntington, UT	Coal	1974-1977	909	909
Dave Johnston Nos. 1, 2, 3 and 4	Glenrock, WY	Coal	1959-1972	762	762
Naughton Nos. 1, 2 and 3	Kemmerer, WY	Coal	1963-1971	687	687
Cholla No. 4	Joseph City, AZ	Coal	1981	395	395
Wyodak No. 1	Gillette, WY	Coal	1978	335	268
Carbon Nos. 1 and 2	Castle Gate, UT	Coal	1954-1957	172	172
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	863	166
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	446	78
				9,512	6,139
NATURAL GAS:
Lake Side	Vineyard, UT	Natural gas/steam	2007	558	558
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	550	550
Chehalis	Chehalis, WA	Natural gas/steam	2003	520	520
Hermiston	Hermiston, OR	Natural gas/steam	1996	474	237
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	231	231
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	120	120
				2,453	2,216
HYDROELECTRIC:
Lewis River System	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System	OR	Hydroelectric	1950-1956	204	204
Klamath River System	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	36	36
				1,145	1,145
WIND:
Marengo	Dayton, WA	Wind	2007-2008	210	210
Glenrock	Glenrock, WY	Wind	2008-2009	138	138
Seven Mile Hill	Medicine Bow, WY	Wind	2008	119	119
Dunlap Ranch	Medicine Bow, WY	Wind	2010	111	111
Leaning Juniper	Arlington, OR	Wind	2006	101	101
High Plains	McFadden, WY	Wind	2009	99	99
Rolling Hills	Glenrock, WY	Wind	2009	99	99
Goodnoe Hills	Goldendale, WA	Wind	2008	94	94
Foote Creek	Arlington, WY	Wind	1999	41	32
McFadden Ridge	McFadden, WY	Wind	2009	28	28
				1,040	1,031
OTHER:
Blundell	Milford, UT	Geothermal	1984, 2007	34	34
Camas Co-Gen	Camas, WA	Black liquor	1996	14	14
				48	48

Total Available Generating Capacity				14,198	10,579

PROJECTS UNDER CONSTRUCTION(2):
Lake Side 2	Vineyard, UT	Natural gas/steam		645	645
				14,843	11,224

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

(2)	Facility Net Capacity and Net Owned Capacity for projects under construction each represent the estimated capability.

The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2012	2011	2010

Coal	60%	59%	62%
Natural gas	10	9	12
Hydroelectric(1)	6	7	5
Wind and other(1)	5	5	5
Total energy generated	81	80	84
Energy purchased - short-term contracts and other	12	12	8
Energy purchased - long-term contracts	7	8	8
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements, or (b) sold to third parties in the form of RECs or other environmental commodities.

PacifiCorp is required to have resources available to continuously meet its customer needs. The percentage of PacifiCorp's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. PacifiCorp evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities. When factors for one energy source are less favorable, PacifiCorp must place more reliance on other energy sources. For example, PacifiCorp can generate more electricity using its low cost hydroelectric and wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with hydroelectric and wind resources are less favorable, PacifiCorp increases its reliance on coal- and natural gas-fueled generation or purchased electricity. In addition to meeting its customers' energy needs, PacifiCorp is required to maintain operating reserves on its system to mitigate the impacts of unplanned outages or other disruption in supply, and to meet intra-hour changes in load and resource balance. This operating reserve requirement is dispersed across PacifiCorp's generation portfolio on a least-cost basis based on the operating characteristics of the portfolio. Operating reserves may be held on hydroelectric, coal-fueled or natural gas-fueled resources. PacifiCorp manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives, including forwards, options, swaps and other agreements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and operates the Deer Creek, Bridger surface and Bridger underground coal mines. These mines supplied 30%, 28% and 29% of PacifiCorp's total coal requirements during the years ended December 31, 2012, 2011 and 2010, respectively. The remaining coal requirements are acquired through long- and short-term third-party contracts. PacifiCorp also operates the Cottonwood Preparatory Plant and Wyodak Coal Crushing Facility. PacifiCorp's mines are located adjacent to certain of its coal-fueled generating facilities, which significantly reduces overall transportation costs. Most of PacifiCorp's coal reserves are held pursuant to leases through the federal Bureau of Land Management and from certain states and private parties. The leases generally have multi-year terms that may be renewed or extended only with the consent of the lessor and require payment of rents and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities.

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. Recoverable coal reserves of operating mines as of December 31, 2012, based on recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	29	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	46	(1)
Deer Creek	Huntington, UT	Huntington, Hunter and Carbon	Underground	26	(2)
Trapper	Craig, CO	Craig	Surface	6	(3)
				107

(1)
These coal reserves are leased and mined by Bridger Coal Company, a joint venture between Pacific Minerals, Inc. and a subsidiary of Idaho Power Company. Pacific Minerals, Inc., a wholly owned subsidiary of PacifiCorp, has a two-thirds interest in the joint venture. The amounts included above represent only PacifiCorp's two-thirds interest in the coal reserves.

(2)	These coal reserves are leased by PacifiCorp and mined by a wholly owned subsidiary of PacifiCorp.

(3)
These coal reserves are leased and mined by Trapper Mining Inc., a cooperative in which PacifiCorp has an ownership interest of 21%. The amount included above represents only PacifiCorp's 21% interest in the coal reserves. PacifiCorp does not operate the Trapper mine.

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

In June 2011, Fossil Rock Fuels LLC, a wholly owned subsidiary of PacifiCorp, acquired the Cottonwood coal reserve lease in Emery County Utah. The coal lease contains an estimated 47 million tons of recoverable coal available to supply PacifiCorp's coal-fueled generating facilities in Utah in the future.

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

PacifiCorp uses natural gas as fuel for its combined- and simple-cycle natural gas-fueled generating facilities and for the Gadsby Steam generating facility. Oil and natural gas are also used for igniter fuel and standby purposes. These sources are presently in adequate supply and available to meet PacifiCorp's needs.

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

PacifiCorp has pursued additional renewable resources as a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by PacifiCorp's other generating facilities and wholesale transactions. PacifiCorp's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service. Production tax credits for PacifiCorp's currently eligible wind-powered generating facilities will begin expiring in 2016, with final expiration in 2020.

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

In February 2013, PacifiCorp and the California Independent System Operator Corporation ("California ISO") entered into a non-binding memorandum of understanding in an effort to create a real-time energy imbalance market in the West. PacifiCorp is not joining the California ISO as a participating transmission owner and will retain full control of its transmission and other assets. If implemented, PacifiCorp would participate in a co-optimized real-time energy market facilitated by the California ISO's existing operating systems, which is intended to reduce costs for customers, enhance reliability, more effectively integrate renewable resources and lead to a greater coordination across the region. PacifiCorp expects a binding agreement between the parties to be filed with the FERC during the second quarter of 2013. The draft milestone schedule in the memorandum of understanding targets October 2014 as the date the energy imbalance market will open for initial participation.
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

PacifiCorp's transmission system is part of the Western Interconnection, the regional grid in the Western United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements. PacifiCorp's transmission and distribution system included approximately 16,200 miles of transmission lines and 900 substations as of December 31, 2012.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 345-kV Populus to Terminal transmission line fully placed in service in 2010; (b) the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley expected to be placed in service in 2013; (c) the 345-kV transmission line being built between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah expected to be placed in service in 2015; and (d) other segments that are expected to be placed in service over the next several years, depending on siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are re-evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2012, $1.4 billion had been spent and $890 million, including AFUDC, had been placed in service.

Future Generation

As required by certain state regulations, PacifiCorp uses an Integrated Resource Plan ("IRP") to develop a long-term view of prudent future actions required to help ensure that PacifiCorp continues to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs and an associated optimal future resource mix that accounts for planning uncertainty, risks, reliability impacts, state energy policies and other factors. The IRP is a coordinated effort with stakeholders in each of the six states where PacifiCorp operates. PacifiCorp files its IRP on a biennial basis, and receives a formal notification in five states as to whether the IRP meets the commission's IRP standards and guidelines, which is referred to as "acknowledgment." In March 2011, PacifiCorp filed its 2011 IRP with the state commissions. In June 2011, an addendum to the 2011 IRP with supplemental resource analysis was filed with the state commissions. PacifiCorp has received acknowledgment of its 2011 IRP from the WPSC, the WUTC and the IPUC. In January 2012, PacifiCorp filed an updated 2011 IRP action plan with the OPUC containing additional details to respond to issues raised by parties to the acknowledgment proceedings. The OPUC acknowledged PacifiCorp's 2011 IRP as modified by the updated action plan in March 2012 with exceptions and guidance for PacifiCorp's next IRP. PacifiCorp filed its 2011 IRP update with the OPUC, the UPSC, the WPSC and the WUTC in March 2012 and with the IPUC in April 2012. PacifiCorp plans to file its 2013 IRP with the state commissions in early 2013.

Demand-side Management

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through regulated rates. During 2012, PacifiCorp spent $120 million on these DSM programs, resulting in an estimated 544,590 MWh of first-year energy savings and an estimated 357 MW of peak load management. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MW of load reduction when needed, depending on the customers' actual loads. Recovery of the costs associated with the large industrial load management program is determined through PacifiCorp's general rate case process.

MidAmerican Energy

General

MidAmerican Energy, an indirect wholly owned subsidiary of MEHC, is a United States regulated electric and natural gas utility company headquartered in Iowa that serves 0.7 million regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 0.7 million regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy's service territory covers approximately 11,000 square miles and includes a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. Principal industries served by MidAmerican Energy include processing and sales of food products; manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; technology; cement and gypsum products; and government. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity principally to markets operated by RTOs and natural gas to other utilities and market participants on a wholesale basis. MidAmerican Energy is a transmission-owning member of the MISO and participates in its energy and ancillary services markets.

MidAmerican Energy's regulated electric and natural gas operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The franchise agreements, with various expiration dates, are typically for 20- to 25-year terms. Several of these franchise agreements give either party the right to seek amendment to the franchise agreement at one or two specified times during the term. MidAmerican Energy generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electricity service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow MidAmerican Energy an opportunity to recover its costs of providing services and to earn a reasonable return on its investment. In Illinois, MidAmerican Energy's regulated retail electric customers may choose their energy supplier.

MidAmerican Energy has nonregulated business activities that consist of competitive electricity and natural gas retail sales and natural gas income-sharing arrangements. Nonregulated electric activities predominantly include sales to retail customers in Illinois, Texas, Maryland and other states that allow customers to choose their energy supplier. Nonregulated natural gas activities predominately include sales to retail customers in Iowa and Illinois. For its nonregulated retail energy activities, MidAmerican Energy purchases electricity and natural gas from producers and third party energy marketing companies and sells it directly to commercial, industrial and governmental end-users. MidAmerican Energy does not own nonregulated electricity or natural gas production assets, but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2012, MidAmerican Energy had contracts in place for the sale of electricity and natural gas totaling 16,023,000 MWh and 24,786,000 Dth, respectively, with weighted average lives of 2.1 years and 1.4 years, respectively. In addition, MidAmerican Energy manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements.

The percentages of MidAmerican Energy's operating revenue and net income derived from the following business activities for the years ended December 31 were as follows:

	2012	2011	2010
Operating revenue:
Regulated electric	52%	47%	47%
Regulated gas	20	22	22
Nonregulated and other	28	31	31
	100%	100%	100%

Net income:
Regulated electric	84%	77%	75%
Regulated gas	8	11	13
Nonregulated and other	8	12	12
	100%	100%	100%

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2012		2011		2010

Iowa	19,678	90%	19,597	90%	19,435	90%
Illinois	2,038	9	2,066	9	2,059	9
South Dakota	208	1	210	1	216	1
	21,924	100%	21,873	100%	21,710	100%

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2012		2011		2010
GWh sold:
Residential	6,345	19%	6,476	20%	6,549	19%
Commercial	4,175	13	4,189	13	4,226	12
Industrial	9,805	30	9,586	29	9,310	27
Other	1,599	5	1,622	5	1,625	4
Total retail	21,924	67	21,873	67	21,710	62
Wholesale	10,961	33	10,584	33	13,130	38
Total GWh sold	32,885	100%	32,457	100%	34,840	100%

Average number of retail customers (in thousands):
Residential	633	86%	630	86%	627	86%
Commercial	85	12	84	12	84	12
Industrial	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	734	100%	730	100%	727	100%

In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for industrial and wholesale customers. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power. Low wholesale market prices resulted in lower wholesale sales in 2011 and 2012 as production from higher-cost generation facilities was reduced.

There are seasonal variations in MidAmerican Energy's electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 35-40% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 25, 2012, retail customer usage of electricity caused an hourly peak demand of 4,712 MW on MidAmerican Energy's electric distribution system, which is 40 MW less than the record hourly peak demand of 4,752 MW set July 19, 2011.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2012:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
Walter Scott, Jr. Nos. 1, 2, 3 and 4	Council Bluffs, IA	Coal	1954-2007	1,636	1,160
George Neal Nos. 1, 2 and 3	Sergeant Bluff, IA	Coal	1964-1975	910	772
Louisa	Muscatine, IA	Coal	1983	746	657
Ottumwa	Ottumwa, IA	Coal	1981	719	374
George Neal No. 4	Salix, IA	Coal	1979	644	262
Riverside Nos. 3 and 5	Bettendorf, IA	Coal	1925-1961	137	137
				4,792	3,362
NATURAL GAS:
Greater Des Moines	Pleasant Hill, IA	Natural gas	2003-2004	493	493
Electrifarm	Waterloo, IA	Natural gas/oil	1975-1978	195	195
Pleasant Hill	Pleasant Hill, IA	Natural gas/oil	1990-1994	159	159
Sycamore	Johnston, IA	Natural gas/oil	1974	149	149
River Hills	Des Moines, IA	Natural gas	1966-1967	117	117
Coralville	Coralville, IA	Natural gas	1970	66	66
Moline	Moline, IL	Natural gas	1970	64	64
Parr	Charles City, IA	Natural gas	1969	33	33
28 portable power modules	Various	Oil	2000	54	54
				1,330	1,330
WIND:
Rolling Hills	Massena, IA	Wind	2011	444	444
Pomeroy	Pomeroy, IA	Wind	2007-2011	286	286
Century	Blairsburg, IA	Wind	2005-2008	200	200
Eclipse	Adair, IA	Wind	2012	200	200
Intrepid	Schaller, IA	Wind	2004-2005	176	176
Adair	Adair, IA	Wind	2008	175	175
Walnut	Walnut, IA	Wind	2008	153	153
Carroll	Carroll, IA	Wind	2008	150	150
Laurel	Laurel, IA	Wind	2011	120	120
Vienna	Marshalltown, IA	Wind	2012	106	106
Morning Light	Adair, IA	Wind	2012	101	101
Victory	Westside, IA	Wind	2006	99	99
Charles City	Charles City, IA	Wind	2008	75	75
				2,285	2,285
NUCLEAR:
Quad Cities Nos. 1 and 2	Cordova, IL	Uranium	1972	1,808	452

OTHER:
Moline Nos. 1-4	Moline, IL	Hydroelectric	1941	3	3

Total Available Generating Capacity				10,218	7,432

(1)
Facility Net Capacity represents (except for wind-powered generating facilities, which are nominal ratings) total facility accredited net generating capacity based on MidAmerican Energy's accreditation approved by the MISO. A wind turbine generator's nominal rating is the manufacturer's contractually specified capability (in MW) under specified conditions. The accreditation of the wind-powered generating facilities totaled 255 MW and is considerably less than the nominal ratings due to the varying nature of wind. Additionally, the Eclipse, Vienna and Morning Light wind-powered generating facilities were placed in service in 2012 and were not yet accredited by the MISO. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2012	2011	2010

Coal	58%	64%	66%
Nuclear	11	11	11
Natural gas	2	1	2
Wind and other(1)	19	13	10
Total energy generated	90	89	89
Energy purchased - short-term contracts and other	8	10	10
Energy purchased - long-term contracts	2	1	1
	100%	100%	100%

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

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2016. MidAmerican Energy believes supply from these sources are presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has all of its expected 2013 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

Effective January 1, 2013, MidAmerican Energy has a multi-year long-haul coal transportation agreement with BNSF Railway Company ("BNSF"), an affiliate company, for the delivery of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities other than the George Neal Energy Center. Under this agreement, BNSF delivers coal directly to MidAmerican Energy's Walter Scott, Jr. Energy Center and to an interchange point with Canadian Pacific Railway for short-haul delivery to the Louisa and Riverside Energy Centers. MidAmerican Energy has a multi-year long-haul coal transportation agreement with Union Pacific Railroad Company for the delivery of coal to the George Neal Energy Center effective January 1, 2013.

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), the 75% joint owner and the operator of Quad Cities Station, is a subsidiary of Exelon Corporation. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2015 and partial requirements through 2020; uranium conversion requirements through 2020; enrichment requirements through 2017 and partial requirements through 2028; and fuel fabrication requirements through 2019. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in service at December 31, 2012 are authorized to earn a fixed rate of return on equity over their useful lives ranging from 11.7% to 12.2% in any future Iowa rate proceeding. Renewable resources have low to no emissions, require little or no fossil fuel and are complemented by MidAmerican Energy's other generating facilities and wholesale transactions. MidAmerican Energy's wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in-service. Production tax credits for MidAmerican Energy's currently eligible wind-powered generating facilities will begin expiring in 2014, with final expiration in 2022.

MidAmerican Energy purchases and sells electricity and ancillary services in the wholesale markets as needed to balance its generation and long-term purchase commitments with its retail load and long-term wholesale sales obligations. MidAmerican Energy may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities. MidAmerican Energy participates in the MISO, which provides MidAmerican Energy with wholesale market opportunities over a large market area. MidAmerican Energy can enter into wholesale bilateral transactions with a number of parties within the MISO market footprint and can also participate directly in the MISO market. MidAmerican Energy's wholesale transactions can also occur through the Southwest Power Pool, Inc. and PJM Interconnection, L.L.C. ("PJM") RTOs and several other major transmission-owning utilities in the region as a result of transmission interconnections the MISO has with such organizations. MidAmerican Energy utilizes both swaps and fixed-price electricity sales and purchases contracts to reduce its exposure to electricity price volatility.

Transmission and Distribution

MidAmerican Energy's transmission and distribution systems included 3,800 miles of transmission lines and 380 substations as of December 31, 2012. Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO energy and ancillary services market as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved Open Access Transmission Tariff ("OATT"), the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. Costs of the MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO tariff.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas from the production areas to MidAmerican Energy's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2012, 52% of the total natural gas delivered through MidAmerican Energy's distribution system was transportation service.

The percentages of natural gas sold to retail customers by jurisdiction for the years ended December 31 were as follows:

	2012	2011	2010

Iowa	76%	76%	77%
South Dakota	13	13	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2012	2011	2010

Residential	41%	49%	45%
Commercial(1)	21	24	22
Industrial(1)	5	4	4
Total retail	67	77	71
Wholesale(2)	33	23	29
	100%	100%	100%

Total Dth of natural gas sold (000's)	99,453	100,154	112,117
Total Dth of transportation service (000's)	73,675	73,045	71,185
Total average number of retail customers (in thousands)	714	709	705

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

On January 15, 2009, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,155,473 Dth. This peak-day delivery consisted of 74% traditional retail sales service and 26% transportation service. MidAmerican Energy's 2012/2013 winter heating season peak-day delivery as of February 8, 2013 was 1,058,815 Dth reached on January 31, 2013. This preliminary peak-day delivery included 71% traditional retail sales service and 29% transportation service.

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

MidAmerican Energy utilizes natural gas storage leased from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather and other usage factors. The storage gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season. In addition, MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands in the winter. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver approximately 50% of MidAmerican Energy's design day retail sales requirements.

Natural gas property consists primarily of natural gas mains and services lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of MidAmerican Energy included 22,500 miles of natural gas mains and service lines as of December 31, 2012.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions in more recent years. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. During 2012, $79 million was expended on MidAmerican Energy's DSM programs resulting in an estimated 265,000 MWh of electric and 483,000 Dth of gas first-year energy savings and an estimated 338 MW of electric and 6,505 Dth per day of gas peak load management.

MidAmerican Energy Pipeline Group

The MidAmerican Energy Pipeline Group consists of MEHC's interstate natural gas pipeline companies, Northern Natural Gas and Kern River.

Northern Natural Gas

Northern Natural Gas, an indirect wholly owned subsidiary of MEHC, owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, which reaches from southern Texas to Michigan's Upper Peninsula. Northern Natural Gas primarily transports and stores natural gas for utilities, municipalities, other pipeline companies, gas marketing companies, industrial and commercial users and other end-users. Northern Natural Gas' pipeline system consists of two operationally integrated systems. Its traditional end-use and distribution market area in the northern part of its system, referred to as the Market Area, includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois. Its natural gas supply and delivery service area in the southern part of its system, referred to as the Field Area, includes points in Kansas, Texas, Oklahoma and New Mexico. Northern Natural Gas' pipeline system consists of 14,900 miles of natural gas pipelines, including 6,500 miles of mainline transmission pipelines and 8,400 miles of branch and lateral pipelines, with a Market Area design capacity of 5.5 Bcf per day, a Field Area delivery capacity of 2.0 Bcf per day to the Market Area and over 73 Bcf of firm service and operational storage cycle capacity in five storage facilities. Northern Natural Gas' pipeline system is configured with approximately 2,300 active receipt and delivery points which are integrated with the facilities of LDCs. Many of Northern Natural Gas' LDC customers are part of combined utilities that also use natural gas as a fuel source for electric generation. Northern Natural Gas delivers over 0.9 Tcf of natural gas to its customers annually.

Northern Natural Gas' transportation rates and most of its storage rates are cost-based. These rates are designed to provide Northern Natural Gas with an opportunity to recover its costs of providing services and earn a reasonable return on its investments. In addition, Northern Natural Gas has market-based rates for certain of its firm storage contracts with contract terms that expire in 2028.

Operating revenue for the years ended December 31 was as follows (in millions):

	2012	2011	2010

Transportation:
Market Area	$438	$438	$447
Field Area	60	54	56
Total transportation	498	492	503
Storage	67	63	75
Total transportation and storage revenue	565	555	578
Gas, liquids and other sales	20	57	47
Total operating revenue	$585	$612	$625

During 2012, 78% of Northern Natural Gas' transportation and storage revenue was generated from Market Area customer transportation contracts, of which 93% was generated from reservation demand charges and the balance from usage charges. Northern Natural Gas transports natural gas primarily to local distribution markets and end-users in the Market Area. Northern Natural Gas provides service to 81 utilities, including MidAmerican Energy, an affiliate company, which serve numerous residential, commercial and industrial customers. Most of Northern Natural Gas' transportation capacity in the Market Area is committed to customers under firm transportation contracts, where customers pay Northern Natural Gas a monthly reservation charge for the right to transport natural gas through Northern Natural Gas' system. Reservation demand charges are required to be paid regardless of volumes transported or stored. As of December 31, 2012, 63% of Northern Natural Gas' customers' entitlement in the Market Area have terms beyond 2016. As of December 31, 2012, the weighted average remaining contract term for Northern Natural Gas' Market Area firm transportation contracts is approximately five years.

During 2012, 10% of Northern Natural Gas' transportation and storage revenue was generated from Field Area contracts. Field Area customers consist primarily of energy marketing companies and midstream companies, which take advantage of the price spread opportunities created between Field Area supply points and the Field-Market Demarcation Point. The remaining Field Area transportation service is sold to power generators connected to Northern Natural Gas' system in Texas and New Mexico that are contracted on a long-term basis with terms that extend to at least 2018, and various LDCs, energy marketing companies and midstream companies for both connected and off-system markets.

During 2012, 12% of Northern Natural Gas' transportation and storage revenue was generated from storage services. Northern Natural Gas' storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two LNG storage peaking units, one in Iowa and one in Minnesota. The three underground natural gas storage facilities and two LNG storage peaking units have a total firm service and operational storage cycle capacity of over 73 Bcf and over 2.0 Bcf per day of peak delivery capability. These storage facilities provide operational flexibility for the daily balancing of Northern Natural Gas' system and provide services to customers to meet their winter peaking and year-round load swing requirements.

Northern Natural Gas has 59.3 Bcf of firm storage contracts with its cost-based and market-based services. Firm storage contracts with cost-based rates, representing 51.3 Bcf, have a remaining contract term of five years. The remaining firm storage contracts with market-based rates, representing 8 Bcf, have a remaining average contract term of fifteen years.

Except for quantities of natural gas owned and managed for operational and system balancing purposes, Northern Natural Gas does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes accounts for the majority of the remaining 3% of Northern Natural Gas' 2012 operating revenue.

During 2012, Northern Natural Gas had three customers, including MidAmerican Energy, that each accounted for greater than 10% of its transportation and storage revenue and its ten largest customers accounted for 66% of its system-wide transportation and storage revenue. Northern Natural Gas has agreements to retain the vast majority of its two largest customers' volumes through at least 2017. The loss of any of these significant customers, if not replaced, could have a material adverse effect on Northern Natural Gas.

Northern Natural Gas' extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to multiple major supply basins. Direct access is available from producers in the Anadarko, Permian and Hugoton basins, some of which have recently experienced increased production from shale and tight sands formations adjacent to Northern Natural Gas' pipeline. During 2012, the pipeline connected over 420,000 Dth per day of supply access from the Wolfberry shale formation in west Texas and from the Granite Wash tight sands formations in the Texas panhandle and in Oklahoma. Additionally, Northern Natural Gas has interconnections with several interstate pipelines and several intrastate pipelines with receipt, delivery, or bi-directional capabilities. Because of Northern Natural Gas' location and multiple interconnections it is able to access natural gas from other key production areas, such as the Rocky Mountain and western Canadian Basins. The Rocky Mountain Basin is accessed through interconnects with Trailblazer Pipeline Company, Kinder Morgan Interstate Gas Transmission, LLC, Cheyenne Plains Gas Pipeline Company, LLC, Colorado Interstate Gas Company and Rockies Express Pipeline, LLC ("REX"). The western Canadian Basin is accessed through interconnects with Northern Border Pipeline Company ("Northern Border"), Great Lakes Gas Transmission Limited Partnership ("Great Lakes") and Viking Gas Transmission Company ("Viking"). This supply diversity and access to both stable and growing production areas provides significant flexibility to Northern Natural Gas' system and customers.

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

Kern River

Kern River, an indirect wholly owned subsidiary of MEHC, owns an interstate natural gas pipeline system that extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River provided 32% of California's demand for natural gas in 2011. Kern River's pipeline system consists of 1,700 miles of natural gas pipelines, including 1,400 miles of mainline section and 300 miles of common facilities, with a design capacity of 2,166,575 Dth per day. Kern River owns the entire mainline section, which extends from the system's point of origination near Opal, Wyoming, through the Central Rocky Mountains area into Daggett, California. The mainline section consists of 1,300 miles of 36-inch diameter pipeline and 100 miles of various laterals that connect to the mainline. The common facilities are jointly owned by Kern River and Mojave Pipeline Company ("Mojave") as tenants-in-common, and ownership may increase or decrease pursuant to the capital contributions made by each respective joint owner. Kern River has exclusive rights to 1,613,400 Dth per day of the common facilities' capacity, and Mojave has exclusive rights to 414,000 Dth per day of capacity. Except for quantities of natural gas owned for operational purposes, Kern River does not own the natural gas that is transported through its system. Kern River's transportation rates are cost-based. The rates are designed to provide Kern River with an opportunity to recover its costs of providing services and earn a reasonable return on its investments.

Kern River completed two significant expansion projects in 2010 and 2011. The 2010 Expansion project was placed in service in April 2010 and added 145,000 Dth per day of capacity. The Apex Expansion project was placed in service in October 2011 and added 266,000 Dth per day of capacity.

Nearly 92% of Kern River's design capacity of 2,166,575 Dth per day is contracted pursuant to long-term firm natural gas transportation service agreements, whereby Kern River receives natural gas on behalf of customers at designated receipt points and transports the natural gas on a firm basis to designated delivery points. In return for this service, each customer pays Kern River a fixed monthly reservation fee based on each customer's maximum daily quantity, which represents 94% of total operating revenue, and a commodity charge based on the actual amount of natural gas transported pursuant to its long-term firm natural gas transportation service agreements and Kern River's tariff.

During 2012, Kern River had one customer who accounted for greater than 10% of its revenue. The loss of this significant customer, if not replaced, could have a material adverse effect on Kern River.

These long-term firm natural gas transportation service agreements expire between April 30, 2013 and April 30, 2033 and have a weighted-average remaining contract term of nearly seven years. Kern River's customers include electric utilities and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electricity generating companies, energy marketing and trading companies, and financial institutions. The utilities provide services in Utah, Nevada and California. As of December 31, 2012, nearly 86% of the firm capacity under contract has primary delivery points in California, with the flexibility to access secondary delivery points in Nevada and Utah.

Competition

The Pipeline Companies compete with other pipelines on the basis of cost, flexibility, reliability of service and overall customer service, with the end-user's decision being made primarily on the basis of delivered price, which includes both the natural gas commodity cost and its transportation cost. Natural gas also competes with alternative energy sources, including coal, nuclear energy, wind, geothermal, solar and fuel oil. Legislation and governmental regulations, the weather, the futures market, production costs and other factors beyond the control of the Pipeline Companies influence the price of the natural gas commodity.

The natural gas industry is undergoing a significant shift in supply sources. Production from conventional sources continues to decline while production from unconventional sources, such as shale gas, is increasing. This shift will affect the supply patterns, the flows, the locational and seasonal natural gas price spreads and rates that can be charged on pipeline systems. The impact will vary among pipelines according to the location and the number of competitors attached to these new supply sources.

Electric power generation has been the source of most of the growth in demand for natural gas over the last 10 years, and this trend is expected to continue in the future. The growth of natural gas in this sector is influenced by regulation, new sources of natural gas, competition with other energy sources, primarily coal, and increased consumption of electricity as a result of economic growth. Short-term market shifts have been driven by relative costs of coal-fueled generation versus natural gas-fueled generation. A long-term market shift away from the use of coal in power generation could be driven by environmental regulations. The future demand for natural gas could be increased by regulations limiting or discouraging coal use. However, natural gas demand could potentially be adversely affected by laws mandating or encouraging renewable power sources that produce fewer GHG emissions than natural gas.

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

Northern Natural Gas needs to compete aggressively to serve existing load and add new load. Northern Natural Gas has been successful in competing for a significant amount of the increased demand related to residential and commercial needs and the construction of new power plants and new fertilizer or other industrial plants. The growth related to utilities has historically been driven by population growth and increased commercial and industrial needs. Northern Natural Gas has been generally successful in negotiating increased transportation rates for customers who received discounted service when such contract terms are renegotiated and extended.

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

Northern Natural Gas expects the current level of Field Area contracting to continue in the foreseeable future, as Market Area customers presently need to purchase competitively-priced supplies from the Field Area to support their existing and growth demand requirements. However, the revenue received from these Field Area contracts is expected to vary in relationship to the difference, or "spread," in natural gas prices between the MidContinent and Permian Regions and the price of the alternative supplies that are available to Northern Natural Gas' Market Area. This spread affects the value of the Field Area transportation capacity because natural gas from the MidContinent and Permian Regions that is transported through Northern Natural Gas' Field Area competes directly with natural gas delivered directly into the Market Area from Canada and other supply areas, including new shale gas producing areas outside of the Field Area.

Kern River competes with various interstate pipelines in developing expansion projects and entering into long-term agreements to serve market growth in Southern California; Las Vegas, Nevada; and Salt Lake City, Utah. Kern River also competes with various interstate pipelines and their customers to market unutilized capacity under shorter term transactions. Kern River provides its customers with supply diversity through interconnections with pipelines such as Northwest Pipeline GP, Colorado Interstate Gas Company, Overland Trails Transmission, LLC, Questar Pipeline Company, and Questar Overthrust Pipeline Company; storage facilities such as Ryckman Creek Resources, LLC and Clearcreek Storage Company, LLC; and through indirect pipeline interconnections with Wyoming Interstate Company and REX. These interconnections, in addition to the direct interconnections to natural gas processing facilities, allow Kern River to access natural gas reserves in Colorado, northwestern New Mexico, Wyoming, Utah and the Western Canadian Sedimentary Basin.

Kern River is the only interstate pipeline that presently delivers natural gas directly from the Rocky Mountain gas supply basin to end-users in the Southern California market. This enables direct connect customers to avoid paying a "rate stack" (i.e., additional transportation costs attributable to the movement from one or more interstate pipeline systems to an intrastate system within California). Kern River's levelized rate structure and access to upstream pipelines, storage facilities and economic Rocky Mountain gas reserves increases its competitiveness and attractiveness to end-users. Kern River believes it has an advantage relative to other interstate pipelines serving Southern California because its relatively new pipeline can be economically expanded and has required significantly less capital expenditures and ongoing maintenance than other systems to comply with the Pipeline Safety Improvement Act of 2002. Kern River's favorable market position is tied to the availability of gas reserves in the Rocky Mountain area, an area that has attracted considerable expansion of pipeline capacity serving markets other than Southern California and Nevada.

Northern Powergrid Holdings

General

Northern Powergrid Holdings, an indirect wholly owned subsidiary of MEHC, is a holding company which owns two companies that distribute electricity in Great Britain, Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc. In addition to the Northern Powergrid Distribution Companies, Northern Powergrid Holdings also owns an engineering contracting business that provides electrical infrastructure contracting services to third parties and a hydrocarbon exploration and development business that is focused on developing integrated upstream gas projects in Europe and Australia.

Electricity Distribution

The Northern Powergrid Distribution Companies serve 3.9 million end-users and operate in the north-east of England from North Northumberland through Tyne and Wear, County Durham, Cleveland and Yorkshire to North Lincolnshire, an area covering 10,000 square miles. The principal function of the Northern Powergrid Distribution Companies is to build, maintain and operate the electricity distribution network through which the end-user receives a supply of electricity.

The Northern Powergrid Distribution Companies receive electricity from the national grid transmission system and from generators that are directly connected to the distribution network and distribute it to end-users' premises using their networks of transformers, switchgear and distribution lines and cables. Substantially all of the end-users in the Northern Powergrid Distribution Companies' distribution service areas are directly or indirectly connected to the Northern Powergrid Distribution Companies' networks and electricity can only be delivered to these end-users through their distribution systems, thus providing the Northern Powergrid Distribution Companies with distribution volumes that are relatively stable from year to year. The Northern Powergrid Distribution Companies charge fees for the use of their distribution systems to the suppliers of electricity and to generators that are connected to their networks.

The suppliers purchase electricity from generators, sell the electricity to end-user customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to an industry standard "Distribution Connection and Use of System Agreement." One supplier, RWE Npower PLC and certain of its affiliates, represented 28% of the total combined distribution revenue of the Northern Powergrid Distribution Companies during 2012. Variations in demand from end-users can affect the revenues that are received by the Northern Powergrid Distribution Companies in any year, but such variations have no effect on the total revenue that the Northern Powergrid Distribution Companies are allowed to recover in a price control period. Under- or over-recoveries against price-controlled revenues are carried forward into prices for the following year.

The service territory features a diverse economy with no dominant sector. The mix of rural, agricultural, urban and industrial areas covers a broad customer base ranging from domestic usage through farming and retail to major industry including automotives, chemicals, mining, steelmaking and offshore marine construction. The industry within the area is concentrated around the principal centers of Newcastle, Middlesbrough, Sheffield and Leeds.

The price controlled revenue of the regulated distribution companies is set out in the special conditions of the licenses of those companies. The licenses are enforced by the regulator, the Gas and Electricity Markets Authority through its office of gas and electric markets (known as "Ofgem") and limit increases (or may require decreases) based upon the rate of inflation, other specified factors and other regulatory action. Changes to the price controls can be made by the regulator, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition Commission. It has been the convention in Great Britain for regulators to conduct periodic regulatory reviews before making proposals for any changes to the price controls. The current electricity distribution price control became effective April 1, 2010 and is expected to continue through March 31, 2015. Ofgem has indicated that future price controls are likely to be set for a period of eight years, with the potential for a mid-period review if the outputs required of a licensee have changed by that date.

GWh and percentages of electricity distributed to end-users and the total number of end-users as of and for the years ended December 31 were as follows:

	2012		2011		2010

Northern Powergrid (Northeast) Limited:
Residential	5,525	36%	5,437	35%	5,764	36%
Commercial	2,513	16	2,476	16	2,614	17
Industrial	7,058	46	7,174	47	7,206	45
Other	295	2	269	2	275	2
	15,391	100%	15,356	100%	15,859	100%

Northern Powergrid (Yorkshire) plc:
Residential	8,054	36%	7,885	35%	8,250	36%
Commercial	3,525	16	3,475	15	3,585	16
Industrial	10,755	47	10,948	48	10,938	47
Other	311	1	317	2	321	1
	22,645	100%	22,625	100%	23,094	100%

Total electricity distributed	38,036		37,981		38,953

Number of end-users (in thousands):
Northern Powergrid (Northeast) Limited	1,585		1,583		1,578
Northern Powergrid (Yorkshire) plc	2,274		2,268		2,261
	3,859		3,851		3,839

As of December 31, 2012, the Northern Powergrid Distribution Companies' combined electricity distribution network included 18,000 miles of overhead lines, 40,000 miles of underground cables and 700 major substations.

MidAmerican Renewables

The subsidiaries comprising the MidAmerican Renewables reportable segment own interests in 22 independent power projects that are in service or under construction in the United States and one independent power project in the Philippines. The solar and wind-powered projects were all acquired in 2012. The following table presents certain information concerning these independent power projects as of December 31, 2012:

						Facility
				Power		Net or	Net
				Purchase		Contract	Owned
		Energy		Agreement	Power	Capacity	Capacity
	Location	Source	Installed	Expiration	Purchaser(1)	(MW)(2)	(MW)(2)
NATURAL GAS:
Saranac	New York	Natural Gas	1994	2013	EDF	240	90
Power Resources	Texas	Natural Gas	1988	2015	EDF	212	106
Yuma	Arizona	Natural Gas	1994	2024	SDG&E	50	25
Cordova	Illinois	Natural Gas	2001	2019	CECG	537	537
						1,039	758

GEOTHERMAL:
Imperial Valley Projects	California	Geothermal	1982-2000	(3)	(3)	327	164

SOLAR:
Agua Caliente	Arizona	Solar	2012	2037	PG&E	237	116
						237	116
WIND:
Bishop Hill II	Illinois	Wind	2012	2032	Ameren	81	81
Pinyon Pines I	California	Wind	2012	2035	SCE	168	168
Pinyon Pines II	California	Wind	2012	2035	SCE	132	132
						381	381
HYDROELECTRIC:
Casecnan Project(4)	Philippines	Hydroelectric	2001	2021	NIA	150	128
Wailuku	Hawaii	Hydroelectric	1993	2023	HELCO	10	5
						160	133

Total Available Generating Capacity						2,144	1,552

PROJECTS UNDER CONSTRUCTION(5):
Topaz	California	Solar	2013-2015	2040	PG&E	550	550
Antelope Valley I	California	Solar	2013-2015	2035	SCE	309	309
Antelope Valley II	California	Solar	2013-2015	2035	SCE	270	270
Agua Caliente	Arizona	Solar	2013-2014	2039	PG&E	53	26
						1,182	1,155

						3,326	2,707

(1)
EDF Trading North America LLC ("EDF"); San Diego Gas & Electric Company ("SDG&E"); Constellation Energy Commodities Group, Inc. ("CECG"); Pacific Gas and Electric Company ("PG&E"), Ameren Illinois Company ("Ameren"), Southern California Edison ("SCE"), the Philippine National Irrigation Administration ("NIA"); and Hawaii Electric Light Company, Inc. ("HELCO").

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

(5)	Facility Net or Contract Capacity and Net Owned Capacity for projects under construction each represent the estimated contract capacity.

HomeServices

HomeServices, a majority-owned subsidiary of MEHC, is the second-largest full-service residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking primarily through joint ventures; title and closing services; property and casualty insurance; home warranties; relocation services; and other home-related services. HomeServices' real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, HomeServices' operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year. HomeServices currently operates in nearly 375 brokerage offices in 21 states with over 16,000 sales associates under 27 brand names. The United States residential real estate brokerage business is subject to the general real estate market conditions, is highly competitive and consists of numerous local brokers and agents in each market seeking to represent sellers and buyers in residential real estate transactions.

In October 2012, HomeServices acquired a 66.7% interest in the second-largest franchise network in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. In exchange for certain fees, the Company provides the right to use the Prudential and Real Living name and other related service marks. The Company also provides orientation programs, training and consultation services, advertising programs, and other services. Under the sale agreement, the Company may continue to use Prudential's trademark based on the terms of the respective underlying franchise agreements. Beginning in 2013, HomeServices will rebrand certain of its franchisees as Berkshire Hathaway HomeServices. The noncontrolling interest member has the right to put the remaining 33.3% interest in the franchise business to HomeServices after March 2015 and HomeServices has the right to purchase the remaining 33.3% interest in the franchise business after March 2018 at a predetermined option exercise price.

Other Investments

Electric Transmission Joint Ventures

MidAmerican Transmission, LLC ("MidAmerican Transmission") is engaged in various joint ventures to develop, own and operate transmission assets and is pursuing additional investment opportunities in both the United States and Canada. Currently, MidAmerican Transmission has two joint ventures with transmission assets that are operational or under construction.

The Company indirectly owns a 50% interest in ETT, along with subsidiaries of American Electric Power Company, Inc. ("AEP"). ETT owns and operates electric transmission assets in the ERCOT and, as of December 31, 2012, had total assets of $2.0 billion. ETT is regulated by the Public Utility Commission of Texas, which has approved rates based on a 9.96% after tax rate of return on equity and a debt to equity capital structure of 60:40. ETT forecasts to complete a total of approximately $1.5 billion of Competitive Renewable Energy Zone ("CREZ") projects before the end of 2013, of which $207 million was in service as of December 31, 2012. Additionally, ETT has constructed or is constructing approximately $1.5 billion of transmission projects within ERCOT transferred from AEP subsidiaries. Transferred projects must be approved by ERCOT. A total of $672 million was in service as of December 31, 2012, with the remaining projects forecast to be completed between 2013 and 2022. ETT's transmission system includes 562 line miles of transmission and 19 substations as of December 31, 2012.

Electric Transmission America, LLC ("ETA") is a company owned equally with subsidiaries of AEP to pursue transmission opportunities outside of ERCOT. ETA has a 50:50 joint venture with Westar Energy, Inc. to build transmission assets in Kansas. Construction began in 2012 and has received the necessary approvals from the FERC, including a return on equity, inclusive of incentives, of 12.8%. The project is expected to cost approximately $180 million and be in service on or before December 31, 2014.

Natural Gas Storage Joint Venture

In January 2011, approval was received from the Regulatory Commission of Alaska authorizing Cook Inlet Natural Gas Storage Alaska, LLC ("CINGSA"), a wholly-owned subsidiary of Alaska Storage Holdings Company, LLC ("ASHC"), to own, construct and operate an underground natural gas storage facility in south central Alaska. ASHC is owned 65% by ENSTAR Natural Gas Company, an indirect wholly-owned subsidiary of SEMCO ENERGY, Inc., 26.5% by Alaska Gas Transmission Company, LLC, an indirect wholly-owned subsidiary of MEHC and 8.5% by other minority partners. CINGSA's gas storage facility includes a natural gas reservoir, five injection/withdrawal wells and associated piping allowing for an initial working gas capacity of 11 Bcf and the ability to deliver gas up to 0.15 Bcf per day. The facility was placed in-service in the second quarter of 2012. CINGSA has contracted to provide service to four customers for 20 years.

Natural Gas-Fueled Generation Joint Venture

TransAlta MidAmerican Partnership is a partnership owned equally with a subsidiary of TransAlta to develop, build and operate new natural gas-fueled generation projects in Canada. All development and construction or acquisition of approved projects will be funded on a 50;50 basis, and TransAlta will be responsible for construction management, operation and maintenance of projects that are approved to proceed. Currently, no significant contractual commitments have been made.

Employees

As of December 31, 2012, the Company had approximately 16,000 employees, of which approximately 7,300 are covered by union contracts. The majority of the union employees are employed by the Utilities and are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Boilermakers and the United Mine Workers of America. These collective bargaining agreements have expiration dates ranging through September 2018. HomeServices' sales associates are independent contractors and not employees.

General Regulation

MEHC's subsidiaries are subject to comprehensive governmental regulation, which significantly influences their operating environment, prices charged to customers, capital structure, costs and, ultimately, their ability to recover costs. In addition to the following discussion, refer to "Regulatory Matters" in Item 7 of this Form 10-K.

Domestic Regulated Public Utility Subsidiaries

The Utilities are subject to comprehensive regulation by various federal, state and local agencies. The more significant aspects of this regulatory framework are described below.

State Regulation

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility's reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. In addition to return on investment, a utility's cost of service generally reflects a representative level of prudent expenses, including cost of sales; operating expense; depreciation and amortization; and income and other tax expense; reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust rates for various reasons, including pursuant to a review of: (a) the utility's revenue and expenses during a defined test period and (b) the utility's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customers or organizations representing groups of customers. The utility and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

The retail electric rates of the Utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. The Utilities have established energy cost adjustment mechanisms and other cost recovery mechanisms in certain states, which helps mitigate their exposure to changes in costs from those assumed in establishing base rates.

Except for Oregon, Washington and Illinois, the Utilities have an exclusive right to serve retail customers within their service territories, and in turn, have an obligation to provide service to those customers. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all residential customers within its allocated service territory; however, nonresidential customers have the right to choose alternative electricity service suppliers. The impact of this right on the Company's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their service supplier. MidAmerican Energy has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. To date, there has been no significant loss of customers in Illinois.

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

Beginning January 1, 2013, a PCAM under which 90% of the difference between forecasted net variable power costs set under the annual TAM and actual net variable power costs is deferred and reflected in future rates. The difference between the forecasted and actual net variable power costs must fall outside of an established asymmetrical deadband range and is also subject to an earnings test.

Renewable Adjustment Clause to recover the revenue requirement of new renewable resources and associated transmission costs that are not reflected in general rates.

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

REC revenue tracking mechanism to provide for the credit of Washington-allocated REC revenues.

IPUC	Historical with known and measurable changes
ECAM under which 90% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Also provides for recovery or refund of 100% of the difference between the level of REC revenues included in base rates and actual REC revenues and 90% of the level of sulfur dioxide revenues included in base rates and actual sulfur dioxide revenues.

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

Generally, PacifiCorp's DSM program costs are collected through separately established rates that are adjusted periodically based on actual and expected costs as approved by the respective state regulatory commission. As such, DSM program activities have no impact on net income.

MidAmerican Energy

Iowa law permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principle orders for 484 MW of coal-fueled generation, 495 MW of combined cycle natural gas-fueled generation and 2,285 MW (nominal ratings) of wind-powered generation in service at December 31, 2012. These ratemaking principles have authorized, upon the establishment of new Iowa electric base rates, a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities. As of December 31, 2012, $3.7 billion, or 43%, of MidAmerican Energy's property, plant and equipment, net, was subject to these ratemaking principles at a weighted average return on equity of 12.0%.

In October 2012, the IUB issued an order approving a settlement agreement among MidAmerican Energy, the OCA and a group of large industrial customers that established a fixed adjustment clause to increase revenues by $39 million beginning in March 2012 and an additional $37 million in 2013. The order also approved a revised revenue sharing plan for 2012 and 2013 that provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. MidAmerican Energy is not precluded from seeking interim rate relief in 2013.

MidAmerican Energy is exposed to fluctuations in electric energy costs relating to retail sales in Iowa as it does not have an energy cost adjustment mechanism through which fluctuations in electric energy costs can be recovered in that jurisdiction. Effective May 2012, MidAmerican Energy implemented an energy cost adjustment mechanism in Illinois. Accordingly, under its current Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric generation through fuel cost adjustment mechanisms. MidAmerican Energy's cost of gas is collected for each jurisdiction in its gas rates through a uniform PGA, which is updated monthly to reflect changes in actual costs. Subject to prudence reviews, the PGA accomplishes a pass-through of MidAmerican Energy's cost of gas to its customers and, accordingly, has no direct effect on net income. MidAmerican Energy's DSM program costs are collected through separately established rates that are adjusted annually based on actual and expected costs, as approved by the respective state regulatory commission. As such, recovery of DSM program costs has no impact on net income.

MidAmerican Energy is proceeding with a preliminary investigation into possible development of a nuclear generation facility. In support of such investigatory activities, Iowa law authorizes recovery of approximately $15 million over three years beginning in October 2010 from MidAmerican Energy's Iowa customers for the cost of this effort, subject to the review of the IUB. MidAmerican Energy has not entered into any material commitments with regard to nuclear generation facility development. A prolonged low natural gas price environment may make other alternatives more cost effective than a nuclear generation facility or allow MidAmerican Energy to defer the decision whether to develop a nuclear facility. Additionally, in order to proceed with the development of a nuclear generation facility, MidAmerican Energy desires the enactment of state legislation that would allow more certainty of cost recovery. Such legislation was considered during the 2012 Iowa legislative session but did not pass. MidAmerican Energy cannot predict the outcome of any future proposed nuclear legislation.

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act ("NGA"), the Energy Policy Act of 2005 ("Energy Policy Act") and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; and other matters, including construction and operation of hydroelectric facilities. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. The Utilities have implemented programs and procedures that facilitate and monitor compliance with the FERC's regulations described below. MidAmerican Energy is also subject to regulation by the NRC pursuant to the Atomic Energy Act of 1954, as amended ("Atomic Energy Act"), with respect to its ownership interest in the Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates the Utilities' rates charged to wholesale customers for electricity and transmission capacity and related services. Most of the Utilities' wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility.

The Utilities' authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. During such reviews, the Utilities must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. PacifiCorp's most recent triennial filing was made in June 2010. In June 2011, the FERC issued an order finding that PacifiCorp's submittals satisfied the FERC's requirements for market-based rate authority. The next triennial filing is due in June 2013. MidAmerican Energy's most recent triennial filings were submitted in June 2011 for the FERC-defined Northeast Region and November 2011 for the FERC-defined Central Region. In February and July 2012, the FERC issued orders finding that MidAmerican Energy's June and November 2011 submittals, respectively, satisfied the FERC's requirements for market-based rate authority. Under the FERC's market-based rules, the Utilities must also file with the FERC a notice of change in status when there is a significant change in the conditions that the FERC relied upon in granting market-based pricing authority.

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

In December 2011, PacifiCorp adopted a cost-based formula rate under its OATT for its transmission services. Cost-based formula rates are intended to be an effective means of recovering PacifiCorp's investments and associated costs of its transmission system without the need to file rate cases with the FERC, although the rates are subject to legal challenges by the FERC. A significant portion of these services are provided to PacifiCorp's commercial and trading function.

MidAmerican Energy participates in the MISO as a transmission-owning member. Accordingly, the MISO is the transmission provider under its FERC-approved OATT. While the MISO is responsible for directing the operation of MidAmerican Energy's transmission system, MidAmerican Energy retains ownership of its transmission assets and, therefore, is subject to the FERC's reliability standards discussed below. MidAmerican Energy's transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC Standards of Conduct.

The MISO OATT allows for broad cost allocation for MidAmerican Energy's Multi-Value Projects ("MVPs"), including similar MVPs of other MISO participants. Accordingly, a significant portion of the revenue requirement associated with MidAmerican Energy's MVP investments will be shared with other MISO participants based on the MISO's cost allocation methodology and a portion of the revenue requirement of the other participants' MVPs will be allocated to MidAmerican Energy. Based on currently approved projects, MidAmerican Energy expects to allocate to other MISO participants revenue requirements that will exceed the allocations to MidAmerican Energy from the other participants' projects. Additionally, MidAmerican Energy has approval from the FERC to include 100% of construction work in progress in the determination of rates for its MVPs and to use a forward-looking rate structure for all of its transmission investments and costs.

The FERC has established an extensive number of mandatory reliability standards developed by the North American Electric Reliability Corporation ("NERC") and the WECC, including planning and operation, critical infrastructure protection and regional standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the WECC for PacifiCorp and the Midwest Reliability Organization for MidAmerican Energy.

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

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Following the March 2011 earthquake and tsunami in Japan that severely damaged the Fukushima Daiichi nuclear generating facility, the NRC launched a review of the incident to determine any issues that may be applicable to the nuclear industry in the United States. In March 2012, the NRC issued three orders to modify commercial nuclear power reactor licenses in response to lessons learned from the Fukushima incident. These orders include requirements for improved containment venting, spent fuel pool instrumentation, and mitigation strategies for beyond-design-basis external events to be implemented by December 31, 2016. Plans and strategies to implement the orders are being reviewed by the NRC and the nuclear industry. The impact of these orders and potential additional requirements could result in higher operations and maintenance expense, higher capital costs or extended outages at Quad Cities Station.

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

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the U.S. Department of Energy ("DOE") is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. In 2004, Exelon Generation reached a settlement with the DOE concerning the DOE's failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE's delay. Exelon Generation has completed construction of an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2020. The first storage in a dry cask commenced in November 2005. By 2020, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988, which was amended and extended by the Energy Policy Act. The general types of coverage are: nuclear liability, property damage or loss and nuclear worker liability.

United States Mine Safety

PacifiCorp's mining operations are regulated by the Federal Mine Safety and Health Administration, which administers federal mine safety and health laws and regulations, and state regulatory agencies. The Federal Mine Safety and Health Administration has the statutory authority to institute a civil action for relief, including a temporary or permanent injunction, restraining order or other appropriate order against a mine operator who fails to pay penalties or fines for violations of federal mine safety standards. Federal law requires PacifiCorp to have a written emergency response plan specific to each underground mine it operates, which is reviewed by the Federal Mine Safety and Health Administration every six months, and to have at least two mine rescue teams located within one hour of each mine. Information regarding PacifiCorp's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-K.

Interstate Natural Gas Pipeline Subsidiaries

The Pipeline Companies are regulated by the FERC, pursuant to the NGA and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, rates; charges; terms and conditions of service; and the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities. The Pipeline Companies hold certificates of public convenience and necessity issued by the FERC, which authorize them to construct, operate and maintain their pipeline and related facilities and services.

FERC regulations and the Pipeline Companies' tariffs allow each of the Pipeline Companies to charge approved rates for the services set forth in their respective tariff. Generally, these rates are a function of the cost of providing services to their customers, including prudently incurred operations and maintenance expenses, taxes, interest, depreciation and amortization and a reasonable return on their investments. Both Northern Natural Gas' and Kern River's tariff rates have been developed under a rate design methodology whereby substantially all of their fixed costs, including a return on invested capital and income taxes, are collected through reservation charges, which are paid by firm transportation and storage customers regardless of volumes shipped. Commodity charges, which are paid only with respect to volumes actually shipped, are designed to recover the remaining, primarily variable, costs. Kern River's reservation rates have historically been approved using a "levelized" cost-of-service methodology so that the rate remains constant over the levelization period. This levelized cost of service has been achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense and return on equity amounts decrease. Both Northern Natural Gas' and Kern River's rates are subject to change in future general rate proceedings.

Natural gas transportation companies may not grant any undue preference to any customer. FERC regulations also restrict each pipeline's marketing affiliates' access to certain non-public information regarding their affiliated interstate natural gas transmission pipelines.

Interstate natural gas pipelines are also subject to regulations administered by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency within the United States Department of Transportation ("DOT"). Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("NGPSA"). Major recent amendments to the NGPSA include the Pipeline Safety Improvement Act of 2002 ("2002 Act"), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 ("2006 Act") and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 ("2011 Act").

The NGPSA establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas facilities. The NGPSA also requires an entity that owns or operates pipeline facilities to comply with such plans. Major amendments to the NGPSA in the past decade are described below.

The 2002 Act and the 2006 Act further amended the NGPSA and established additional safety and pipeline integrity regulations for all natural gas pipelines in high-consequence areas. The 2002 Act imposed major new requirements in the areas of operator qualifications, risk analysis and integrity management. The 2002 Act mandated more frequent periodic inspection or testing of natural gas pipelines in high-consequence areas, which are locations where the potential consequences of a natural gas pipeline accident may be significant or may do considerable harm to persons or property. Pursuant to the 2002 Act, the DOT promulgated new regulations that require natural gas pipeline operators to develop comprehensive integrity management programs, to identify applicable threats to natural gas pipeline segments that could impact high-consequence areas, to assess these segments, and to provide ongoing mitigation and monitoring. The regulations require that all baseline high-consequence area segments be assessed by December 17, 2012 and require recurring inspections every seven years thereafter. Based on the Pipeline Companies' extensive compliance efforts, they have completed all required high-consequence area pipeline baseline integrity assessments. Kern River also completed the required in-line inspections in early 2011 on that portion of its pipeline system required by the conditions associated with a special permit which allowed for an increase to the maximum allowable operating pressure.

The 2006 Act required pipeline operators to institute human factors management plans for personnel employed in pipeline control centers. DOT regulations published pursuant to the 2006 Act required development of written control room management procedures no later than August 2011, and implementation of the procedures no later than February 1, 2013. The implementation date was subsequently accelerated to August 2011 for many of the control room management program elements as little implementation time was required once the program and procedures were written for such elements. Some elements, including alarm management, required more time to implement and these aspects of the program had a required implementation date of August 2012. The Pipeline Companies met all of the requirements of the 2006 Act prior to the statutory deadlines.

The 2011 Act was a response to recent natural gas pipeline incidents, most notably the San Bruno natural gas pipeline explosion that occurred in September 2010 in California. The 2011 Act increases the maximum allowable civil penalties for violations, directs operator assistance for Federal authorities conducting investigations and authorizes the DOT to hire additional inspection and enforcement personnel. The 2011 Act also directs the DOT to study several topics, including the definition of high-consequence areas, the use of automatic shutoff valves in high-consequence areas, expansion of integrity management requirements beyond high-consequence areas, and cast iron pipe replacement. The DOT may issue new regulations following completion of the studies, and separately has the authority to issue new final regulations during the study period, if required to address a condition that poses a risk to public safety, property or the environment. We cannot currently assess the potential cost of compliance with new rules and regulations under the 2011 Act.

The DOT and related state agencies routinely audit and inspect the pipeline facilities for compliance with their regulations. The Pipeline Companies conduct internal audits of their facilities every four years; with more frequent reviews of those deemed higher risk. The Pipeline Companies also conduct preliminary audits in advance of agency audits. Compliance issues that arise during these audits or during the normal course of business are addressed on a timely basis. The Pipeline Companies believe their pipeline systems comply in all material respects with the NGPSA and with DOT regulations issued pursuant to the NGPSA.

Northern Powergrid Distribution Companies

The Northern Powergrid Distribution Companies, as holders of electricity distribution licenses, are subject to regulation by the GEMA. GEMA discharges certain of its powers through its staff within Ofgem. Each of fourteen licensed distribution network operators ("DNOs") distributes electricity from the national grid system to end users within their respective distribution service areas.

DNOs are subject to price controls, enforced by Ofgem, that limit the revenue that may be recovered and retained from their electricity distribution activities. The regulatory regime that has been applied to electricity distributors in Great Britain encourages companies to look for efficiency gains in order to improve profits. The distribution price control formula also adjusts the revenue received by DNOs to reflect a number of factors, including, but not limited to, the rate of inflation (as measured by the retail price index) and the quality of service delivered by the licensee's distribution system. Price controls have traditionally been set every five years, although the formula has been, and may be, reviewed at the regulator's discretion. Ofgem has indicated that future price controls are likely to be set for a period of eight years, with the potential for a mid-period review if the outputs required of a licensee have changed at that date. The procedure and methodology adopted at a price control review are at the reasonable discretion of Ofgem. Historically, Ofgem's judgment of the future allowed revenue of licensees has been based upon, among other things:

•	the actual operating and capital costs of each of the licensees;

•	the operating and capital costs which each of the licensees would incur if it were as efficient as, in Ofgem's judgment, the more efficient licensees;

•	the taxes that each licensee is expected to pay;

•
the regulatory value ascribed to the expenditures that have been incurred in the past and the efficient expenditures that are to be incurred in the forthcoming regulatory period that have not already been remunerated through the allowance for regulatory depreciation or the allowance for expenditures that are, or are to be, remunerated in the year in which they are incurred;

•	the rate of return to be allowed on expenditures that make up the regulatory value;

•	the financial ratios of each of the licensees and the license requirement for each licensee to maintain investment grade status; and

•	an allowance in respect of the repair of the pension deficits in the defined benefit pension schemes sponsored by each of the licensees.

The current electricity distribution price control became effective April 1, 2010 and is expected to continue through March 31, 2015. A resetting of the formula can now be made by GEMA without the consent of the DNO, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition Commission. Certain other interested parties also have the same right. The Northern Powergrid Distribution Companies each agreed to Ofgem's proposals for the resetting of the formula that commenced April 1, 2010.

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

The most recent price control review conducted by Ofgem led to an increase in allowed revenue for the Northern Powergrid Distribution Companies. As a result, excluding the effects of incentive schemes, the base allowed revenue of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc increased by approximately 7.7% and 6.5%, respectively, plus inflation (as measured by the United Kingdom's Retail Prices Index) in each of the first two regulatory years that commenced April 1, 2010 and are expected to increase by like amounts in each of the remaining three regulatory years.

Ofgem has commenced the price control review that is expected to result in a new price control regime to take effect from April 1, 2015. This is the first of the price control reviews to apply to electricity distribution in Great Britain that Ofgem has undertaken since it completed its review of network regulation (known as the RPI-X @ 20 project). Under the new price control review process, Ofgem intends to:

•
give more emphasis in the review to the business plans that each DNO submits to Ofgem with the prospect of a “fast track” review process where Ofgem considers that the plans submitted by the DNO are acceptable;

•	give other stakeholders a greater role in the price control review process;

•	encourage innovation on the part of DNOs;

•	derive and update the cost of debt in the next regulatory period by reference to an appropriate long run trailing average;

•	increase the duration of the price control period from five to eight years; and

•	settle the key strategic issues earlier in the process.

Ofgem's strategy decision is expected to be published in March 2013. Its proposals for fast track companies are expected to be finalized in February 2014 and its final proposals for the non-fast track companies are expected in November 2014. The new controls are expected to operate from April 1, 2015 to March 31, 2023.

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

Domestic

The Cordova, Saranac, Power Resources, Topaz, Agua Caliente, Bishop Hill and Pinyon Pines independent power projects are Exempt Wholesale Generators ("EWG") under the Energy Policy Act while the Yuma, Imperial Valley and Wailuku independent power projects are currently certified as Qualifying Facilities ("QF") under the Public Utility Regulatory Policies Act of 1978. Both EWGs and QFs are generally exempt from compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms at which electricity may be sold by the facilities. In addition, the Cordova, Saranac, Power Resources, Yuma, Topaz, Agua Caliente, Bishop Hill and Pinyon Pines independent power projects have obtained authority from the FERC to sell their power using market-based rates.

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

Residential Real Estate Brokerage Company

HomeServices is regulated by the United States Bureau of Consumer Financial Protection under the Truth In Lending Act ("TILA"); the United States Department of Housing and Urban Development, most significantly under the Real Estate Settlement Procedures Act ("RESPA"); the United States Federal Trade Commission with respect to certain franchising activities; and by state agencies where it operates. TILA primarily governs the real estate lending process by mandating lenders to fully inform borrowers about loan costs. RESPA primarily governs the real estate settlement process by mandating all parties fully inform borrowers about all closing costs, lender servicing and escrow account practices, and business relationships between closing service providers and other parties to the transaction. In engaging in these activities, HomeServices and its affiliates incurred additional legal and regulatory compliance costs.

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

Item 1A.    Risk Factors

We and our subsidiaries are subject to certain risks and uncertainties in our business operations, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by us, should be made before making an investment decision. Additional risks and uncertainties not presently known or that we currently deem immaterial may also impair our business operations.

Our Corporate and Financial Structure Risks

We are a holding company and depend on distributions from subsidiaries, including joint ventures, to meet our obligations.

We are a holding company with no material assets other than the ownership interests in our subsidiaries and joint ventures, collectively referred to as our subsidiaries. Accordingly, cash flows and the ability to meet our obligations are largely dependent upon the earnings of our subsidiaries and the payment of such earnings to us in the form of dividends or other distributions. Our subsidiaries are separate and distinct legal entities that do not guarantee the payment of any of our obligations or have an obligation, contingent or otherwise, to pay directly, or to make funds available for the payment of, amounts due pursuant to our senior debt or our other obligations. Distributions from subsidiaries may also be limited by:

•	their respective earnings, capital requirements, and required debt and preferred stock payments;

•	the satisfaction of certain terms contained in financing, ring-fencing or organizational documents; and

•	regulatory restrictions that limit the ability of our regulated utility subsidiaries to distribute profits.

We are substantially leveraged, the terms of our senior debt do not restrict the incurrence of additional debt by us or our subsidiaries, and our senior debt is structurally subordinated to the debt of our subsidiaries, each of which could adversely affect our consolidated financial results.

A significant portion of our capital structure is comprised of debt, and we expect to incur additional debt in the future to fund items such as, among other, acquisitions, capital investments and the development and construction of new or expanded facilities at our subsidiaries. As of December 31, 2012, we had the following outstanding obligations:

•	senior unsecured debt of $4.621 billion;

•	commitments to provide equity contributions in support of the construction of certain solar projects totaling $4.0 billion; and

•	guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $239 million.

Our consolidated subsidiaries also have significant amounts of outstanding debt, which totaled $16.114 billion as of December 31, 2012. These amounts exclude (a) trade debt, (b) preferred stock obligations, (c) letters of credit in respect of subsidiary debt, and (d) our share of the outstanding debt of our own or our subsidiaries' equity method investments.

Given our substantial leverage, we may not have sufficient cash to service our debt, which could limit our ability to finance future acquisitions, develop and construct additional projects, or operate successfully under difficult conditions, including those brought on by adverse national and global economies, unfavorable financial markets or growth conditions where our capital needs may exceed our ability to fund them. Our leverage could also impair our credit quality or the credit quality of our subsidiaries, making it more difficult to finance operations or issue future debt on favorable terms, and could result in a downgrade in debt ratings by credit rating agencies.

The terms of our senior debt do not limit our ability or the ability of our subsidiaries to incur additional debt or issue preferred stock. Accordingly, we or our subsidiaries could enter into acquisitions, new financings, refinancings, recapitalizations, capital leases or other highly leveraged transactions that could significantly increase our or our subsidiaries' total amount of outstanding debt. The interest payments needed to service this increased level of debt could adversely affect our consolidated financial results. Many of our subsidiaries' debt agreements contain covenants, or may in the future contain covenants, that restrict or limit, among other things, such subsidiaries' ability to create liens, sell assets, make certain distributions, incur additional debt or miss contractual deadlines or requirements, and our ability to comply with these covenants may be affected by events beyond our control. Further, if an event of default accelerates a repayment obligation and such acceleration results in an event of default under some or all of our other debt, we may not have sufficient funds to repay all of the accelerated debt, and the other risks described under "Our Corporate and Financial Structure Risks" may be magnified as well.

Because we are a holding company, the claims of our senior debt holders are structurally subordinated with respect to the assets and earnings of our subsidiaries. Therefore, the rights of our creditors to participate in the assets of any subsidiary in the event of a liquidation or reorganization are subject to the prior claims of the subsidiary's creditors and preferred shareholders, if any. In addition, a significant amount of the stock or assets of certain of our operating subsidiaries is directly or indirectly pledged to secure their financings and, therefore, may be unavailable as potential sources of repayment of our senior debt.

A downgrade in our credit ratings or the credit ratings of our subsidiaries could negatively affect our or our subsidiaries' access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

Our senior unsecured debt is rated by various rating agencies. We cannot assure that our senior unsecured debt rating will not be reduced in the future. Although none of our outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase our borrowing costs and commitment fees on our revolving credit agreements and other financing arrangements, perhaps significantly. In addition, we would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market, our principal source of short-term borrowings, could be significantly limited, resulting in higher interest costs.
Similarly, any downgrade or other event negatively affecting the credit ratings of our subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could cause us to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing our and our subsidiaries' liquidity and borrowing capacity.

Most of our subsidiaries' large wholesale customers, suppliers and counterparties require our subsidiaries to have sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If the credit ratings of our subsidiaries were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other form of security for existing transactions and as a condition to entering into future transactions with our subsidiaries. Such amounts may be material and may adversely affect our subsidiaries' liquidity and cash flows.

Our majority shareholder, Berkshire Hathaway, could exercise control over us in a manner that would benefit Berkshire Hathaway to the detriment of our creditors.

Berkshire Hathaway is our majority owner and has control over all decisions requiring shareholder approval. In circumstances involving a conflict of interest between Berkshire Hathaway and our creditors, Berkshire Hathaway could exercise its control in a manner that would benefit Berkshire Hathaway to the detriment of our creditors.

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

We and our businesses are required to comply with numerous federal, state, local and foreign laws and regulations that have broad application to us and our subsidiaries and limit our ability to independently make and implement management decisions regarding, among other items, acquiring businesses; constructing, acquiring or disposing of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between subsidiaries and affiliates; and paying dividends or similar distributions. These laws and regulations are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the FERC, the EPA, the DOT, the NRC and various state regulatory commissions in the United States, and foreign regulatory agencies, such as GEMA, which discharges certain of its powers through its staff within Ofgem, in Great Britain.

Compliance with applicable laws and regulations generally requires our subsidiaries to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and refunds, fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, we could be required to shut down some facilities or alter their operations. Further, our subsidiaries may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for their operating assets or development projects. Delays in or active opposition by third parties to obtaining any required environmental or regulatory authorizations, failure to comply with the terms and conditions of the authorizations or enhanced regulatory or environmental requirements may increase costs or prevent or delay our subsidiaries from operating their facilities, developing or favorably locating new facilities or expanding existing facilities. If our subsidiaries fail to comply with any environmental or other regulatory requirements, they may be subject to penalties and fines or other sanctions, including changes to the way our electric generating facilities are operated that may adversely impact generation or how the Pipeline Companies are permitted to operate their systems that may adversely impact throughput. The costs of complying with laws and regulations could adversely affect our consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require our subsidiaries to increase their purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect our consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within our subsidiaries' service territories; new environmental requirements, including the implementation of RPS and GHG emissions reduction goals; the issuance of stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations over the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to our subsidiaries' service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where they lack the exclusive right to serve their customers; the inability of our subsidiaries' to recover their costs; new pipeline safety requirements; or a negative impact on our subsidiaries' current transportation and cost recovery arrangements. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on our businesses.

Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. We cannot accurately predict the type or scope of future laws and regulations that may be enacted, changes in existing ones or new interpretations by agency orders or court decisions nor can we determine their impact on us at this time; however, any one of these could adversely affect our consolidated financial results through higher capital expenditures and operating costs or restrict or otherwise cause an adverse change in how we operate our businesses. To the extent that our regulated subsidiaries are not allowed by their regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the costs of complying with such additional requirements could have a material adverse effect on our consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on our consolidated financial results.

Recovery of costs by our regulated subsidiaries is subject to regulatory review and approval, and the inability to recover costs may adversely affect our consolidated financial results.

State Rate Proceedings

The Utilities establish rates for their regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns, but who generally have the common objective of limiting rate increases while also requiring the Utilities to ensure system reliability. Decisions are subject to judicial appeal, potentially leading to further uncertainty associated with the approval proceedings.

Each state sets retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense and investment that it deems are just and reasonable in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return the Utilities will be given an opportunity to earn on their sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that we will be able to realize a reasonable rate of return.

In certain states where energy cost adjustment mechanisms are in place, energy cost increases above the level assumed in establishing base rates may be subject to customer sharing, and in other states, the Utilities are currently not permitted to pass through such energy cost increases without a general rate case. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on the Utilities, despite efforts to minimize this impact through the use of hedging contracts and sharing mechanisms or through future general rate cases. Any of these consequences could adversely affect our consolidated financial results.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with transmission services provided by the Utilities' transmission facilities. Under the Federal Power Act, the Utilities may voluntarily file, or may be obligated to file, for changes, including general rate changes, to their system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which the Utilities sell electricity at wholesale, has licensing authority over most of PacifiCorp's hydroelectric generating facilities and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of the Utilities to sell electricity at market-based rates, which could adversely affect our consolidated financial results. The FERC also maintains rules concerning standards of conduct, interlocking directorates and cross-subsidization. As a transmission owning member of the MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The NERC has standards in place to ensure the reliability of the electric transmission grid and generation system. The Utilities are subject to the NERC's regulations and periodic audits to ensure compliance with those regulations. The NERC may carry out enforcement actions for non-compliance and administer significant financial penalties, subject to the FERC's review.

The FERC has jurisdiction over, among other things, the construction, abandonment, modification and operation of natural gas pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including all rates, charges and terms and conditions of service for the transportation, storage and sale of natural gas in interstate commerce. The FERC also has market transparency authority and has adopted additional reporting and internet posting requirements for natural gas pipelines and buyers and sellers of natural gas.

Rates for our interstate natural gas transmission and storage operations at the Pipeline Companies, which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for charges, are authorized by the FERC. In accordance with the FERC's rate-making principles, the Pipeline Companies' current maximum tariff rates are designed to recover prudently incurred costs included in their pipeline system's regulatory cost of service that are associated with the construction, operation and maintenance of their pipeline system and to afford our Pipeline Companies an opportunity to earn a reasonable rate of return. Nevertheless, the rates the FERC authorizes our Pipeline Companies to charge their customers may not be sufficient to recover the costs incurred to provide services in any given period. Moreover, from time to time, the FERC may change, alter or refine its policies or methodologies for establishing pipeline rates and terms and conditions of service. In addition, the FERC has the authority under Section 5 of the NGA to investigate whether a pipeline may be earning more than its allowed rate of return and, when appropriate, to institute proceedings against such pipeline to reduce rates. It is not possible to determine at this time whether any such actions would be instituted with respect to our Pipeline Companies' rates or what the outcome would be, but such proceedings could result in significantly adverse rate decreases.

Under FERC policy, interstate pipelines and their customers may execute contracts at negotiated rates, which may be above or below the maximum tariff rate for that service or the pipeline may agree to provide a discounted rate, which would be a rate between the maximum and minimum tariff rates. In a rate proceeding, rates in these contracts are generally not subject to adjustment. It is possible that the cost to perform services under negotiated or discounted rate contracts will exceed the cost used when the negotiated or discounted rates were agreed upon, which could result either in losses or lower rates of return for providing such services. FERC policy allows interstate natural gas pipelines to design new maximum tariff rates to recover such costs under certain circumstances in rate cases. However, with respect to discounts granted to affiliates, the interstate natural gas pipeline has a high burden of proof to support such recovery in the design of its rates; demonstrating that the discounted rate was necessary in order to meet competition.

GEMA Jurisdiction

The Northern Powergrid Distribution Companies, as DNOs and holders of electricity distribution licenses, are subject to regulation by GEMA. Most of the revenue of a DNO is controlled by a distribution price control formula set out in the electricity distribution license. The price control formula does not directly constrain profits from year to year, but is a control on revenue that operates independently of most of the DNO's actual costs. A resetting of the formula does not require the consent of the DNO, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition Commission. GEMA is able to impose financial penalties on DNOs that contravene any of their electricity distribution license duties or certain of their duties under British law, or fail to achieve satisfactory performance of individual standards prescribed by GEMA. Any penalty imposed must be reasonable and may not exceed 10% of the DNO's revenue. During the term of the price control, additional costs have a direct impact on the financial results of the Northern Powergrid Distribution Companies.

Our subsidiaries are subject to operating uncertainties, including costs to maintain, repair and replace utility and interstate natural gas pipeline systems and occurrences of catastrophic events, which could adversely affect our consolidated financial results.

The operation of complex utility systems or interstate natural gas pipeline systems that are spread over large geographic areas involves many operating uncertainties and events beyond our control. These potential events include the breakdown, blowout or failure of electricity generating equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes; unscheduled outages; strikes, lockouts or other labor-related actions; shortage of qualified labor; transmission and distribution system constraints; cyberattacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third party excavation errors; unexpected degradation of our pipeline systems; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, and mining accidents. A catastrophic event might result in injury or loss of life, extensive property damage or environmental damage. Any of these events or other operational events could significantly reduce or eliminate our subsidiaries' revenue or significantly increase their expenses, thereby reducing the availability of distributions to us. For example, if our subsidiaries cannot operate their electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, their revenue could decrease and their expenses could increase due to the need to obtain energy from more expensive sources. Further, we and our subsidiaries self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of our and our subsidiaries' insurance coverage may change, including the portion that is self-insured. Any reduction of our subsidiaries' revenue or increase in their expenses resulting from the risks described above, could adversely affect our consolidated financial results.

Through our subsidiaries, we are actively pursuing, developing and constructing new or expanded facilities, the completion and expected costs of which are subject to significant risk, and our subsidiaries have significant funding needs related to their planned capital expenditures.

Through our subsidiaries, we actively pursue, develop and construct new or expanded facilities. We expect that these subsidiaries will incur substantial annual capital expenditures over the next several years. Such expenditures could include, among others, amounts for new electric generating facilities, electric transmission or distribution projects, environmental control and compliance systems, natural gas storage facilities, new or expanded pipeline systems, and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of our suppliers, customers and contractors. Certain of our construction projects are substantially dependent upon a single supplier or contractor and replacement of such supplier or contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in service. Such costs may not be recoverable in the regulated rates or market or contract prices our subsidiaries are able to charge their customers. Delays in construction of renewable projects may result in delayed in service dates which may result in the loss of income tax benefits. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or to recover any such costs could adversely affect our consolidated financial results.

Furthermore, our subsidiaries depend upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. In some cases, like our solar projects, we will commit to provide significant amounts of equity to our subsidiaries that are engaged in construction projects. If we do not provide needed funding to our subsidiaries and the subsidiaries are unable to obtain funding from external sources, they may need to postpone or cancel planned capital expenditures.

Failure to construct these planned projects could limit opportunities for growth, increase operating costs and adversely affect the reliability of electricity service to our customers. For example, if PacifiCorp is not able to expand its existing portfolio of generating facilities, it may be required to enter into long-term wholesale electricity purchase contracts or purchase wholesale electricity at more volatile and potentially higher prices in the spot markets to serve retail loads.

A significant sustained decrease in demand for electricity or natural gas in the markets served by our subsidiaries would decrease our operating revenue and could adversely affect our consolidated financial results.

A significant sustained decrease in demand for electricity or natural gas in the markets served by our subsidiaries would significantly reduce our operating revenue and could adversely affect our consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•	a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas;

•	an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;

•	shifts in competitively priced natural gas supply sources away from the sources connected to our Pipeline Companies' systems, including new shale gas sources;

•	efforts by customers, legislators and regulators to reduce the consumption of energy through various conservation and energy efficiency measures and programs;

•	laws mandating or encouraging renewable energy sources, which may decrease the demand for natural gas;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or other fuel sources for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels;

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise;

•
a reduction in the state or federal subsidies or tax incentives that are provided to agricultural, industrial or other customers, or a significant sustained change in prices for commodities such as ethanol or corn for ethanol manufacturers; and

•	sustained mild weather that reduces heating or cooling needs.

Our operating results may fluctuate on a seasonal and quarterly basis and may be adversely affected by weather.

In most parts of the United States and other markets in which our subsidiaries operate, demand for electricity peaks during the hot summer months when irrigation and cooling needs are higher. Market prices for electricity also generally peak at that time. In other areas, demand for electricity peaks during the winter. In addition, demand for natural gas and other fuels generally peaks during the winter when heating needs are higher. This is especially true in Northern Natural Gas' Market Area and MidAmerican Energy's retail natural gas business. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Periods of low rainfall or snowpack may impact electricity generation at PacifiCorp's hydroelectric generating facilities, which may result in greater purchases of electricity from the wholesale market or from other sources at market prices. Additionally, the Utilities have added substantial wind-powered generating capacity, and our unregulated businesses are adding solar and wind-powered generating capacity, each of which is also a climate-dependent resource.

As a result, the overall financial results of our subsidiaries may fluctuate substantially on a seasonal and quarterly basis. We have historically provided less service, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect our consolidated financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase our costs to provide services and could adversely affect our consolidated financial results. The extent of fluctuation in our consolidated financial results may change depending on a number of factors related to our subsidiaries' regulatory environment and contractual agreements, including their ability to recover energy costs, the existence of revenue sharing provisions and terms of the wholesale sale contracts.

Our subsidiaries are subject to market risk associated with the wholesale energy markets, which could adversely affect our consolidated financial results.

In general, our primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity; scheduled and unscheduled outages of generating facilities; prices and availability of fuel sources for generation; disruptions or constraints to transmission and distribution facilities; weather conditions; demand for electricity; economic growth; and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, the Utilities purchase electricity and fuel in the open market as part of their normal operating businesses. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, PacifiCorp or MidAmerican Energy may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when PacifiCorp or MidAmerican Energy is a net seller of electricity in the wholesale market, PacifiCorp or MidAmerican Energy will earn less revenue. Although PacifiCorp has energy cost adjustment mechanisms in most states, the risks associated with changes in market prices are not fully mitigated due to customer sharing bands and other factors.

Our subsidiaries are subject to the risk that customers will not renew their contracts or that our subsidiaries will be unable to obtain new customers for expanded capacity, each of which could adversely affect our consolidated financial results.

Substantially all of the Pipeline Companies' revenues are generated under transportation and storage contracts that periodically must be renegotiated and extended or replaced, and the Pipeline Companies are dependent upon relatively few customers for a substantial portion of their revenue. If our subsidiaries are unable to renew, remarket, or find replacements for their customer agreements on favorable terms, our sales volumes and operating revenue would be exposed to reduction and increased volatility. For example, without the benefit of long-term transportation agreements, we cannot assure that the Pipeline Companies will be able to transport natural gas at efficient capacity levels. Similarly, without long-term power purchase agreements, we cannot assure that our unregulated power generators will be able to operate profitably. Failure to maintain existing long-term agreements or secure new long-term agreements, or being required to discount rates significantly upon renewal or replacement, could adversely affect our consolidated financial results. The replacement of any existing long-term agreements depends on market conditions and other factors that may be beyond our subsidiaries' control.

Potential terrorist activities and the impact of military or other actions, including cyberattacks, could adversely affect our consolidated financial results.

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethnically or religiously motivated organizations regionally or globally may create increased political, economic, social and financial market instability, which could subject our subsidiaries' operations to increased risks. Additionally, the United States government has issued warnings that energy assets, specifically pipeline, nuclear generation and other electric utility infrastructure are potential targets for terrorist organizations. Cyberattacks could adversely affect our subsidiaries' ability to operate their facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with the operating assets of our subsidiaries, customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect us and our subsidiaries in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyberattacks, or war could also materially adversely affect our ability and the ability of our subsidiaries to raise capital.

MidAmerican Energy is subject to the unique risks associated with nuclear generation.

The ownership and operation of nuclear power plants, such as MidAmerican Energy's 25% ownership interest in Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. The prolonged unavailability of Quad Cities Station could have a materially adverse effect on MidAmerican Energy's financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale prices. The following are among the more significant of these risks:

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

In addition, issues relating to the disposal of nuclear waste material, including the availability, unavailability and expense of a permanent repository for spent nuclear fuel could adversely impact operations as well as the cost and ability to decommission nuclear plants, including Quad Cities Station, in the future.

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

Our subsidiaries are subject to counterparty credit risk related to contractual payment obligations with wholesale suppliers, customers and, as is the case for MidAmerican Energy, other participants in organized RTO markets. Adverse economic conditions or other events affecting counterparties with whom our subsidiaries conduct business could impair the ability of these counterparties to meet their payment obligations. Our subsidiaries depend on these counterparties to remit payments on a timely basis. We continue to monitor the creditworthiness of our wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if any of our subsidiaries' wholesale suppliers' or customers' financial condition deteriorates or they otherwise become unable to pay, it could have a significant adverse impact on our consolidated financial results.

Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff and related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. In the event of a default by an RTO market participant on its market-related obligations, losses are typically allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred. Because of this, MidAmerican Energy has potential indirect exposure with respect to the creditworthiness of every other market participant in the RTO markets where it actively participates, including the MISO, the PJM, and the ERCOT.

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

Generally, a single customer purchases the energy from our independent power projects in the United States and the Philippines pursuant to long-term power purchase agreements. Without these agreements, we cannot assure that our unregulated power generators will be able to operate profitably.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect our consolidated financial results.

Inflation and increases in commodity prices and fuel transportation costs may affect our businesses by increasing both operating and capital costs. As a result of existing rate agreements, contractual arrangements or competitive price pressures, our subsidiaries may not be able to pass the costs of inflation on to their customers. If our subsidiaries are unable to manage cost increases or pass them on to their customers, our consolidated financial results could be adversely affected.

Disruptions in the financial markets could affect our and our subsidiaries' ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on us and our subsidiaries.

Disruptions in the financial markets could affect our and our subsidiaries' ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on us and our subsidiaries. Significant dislocations and liquidity disruptions in the United States, Great Britain and global credit markets, as occurred in 2008 and 2009, may materially impact liquidity in the bank and debt capital markets, making financing terms less attractive for borrowers that are able to find financing and, in other cases, may cause certain types of debt financing, or any financing, to be unavailable. Additionally, economic uncertainty in the United States or globally may adversely affect the United States' credit markets and could negatively impact our and our subsidiaries' ability to access funds on favorable terms or at all. If we or our subsidiaries are unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of our capital expenditures, acquisition financing and our consolidated financial results.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning and mine reclamation trust funds could unfavorably impact our cash flows and liquidity.

Costs of providing our defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, assumed discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws and government regulation and our required or voluntary contributions made to the plans. All of our pension plans and PacifiCorp's other postretirement benefit plan are in underfunded positions. Even if sustained growth in the investments over future periods increases the value of these plans' assets, we will likely be required to make significant cash contributions to fund these plans in the future. Additionally, our plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future contributions.

In addition, MidAmerican Energy is required to fund over time the projected costs of decommissioning Quad Cities Station. Funds MidAmerican Energy has invested in a nuclear decommissioning trust are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose, which would require MidAmerican Energy to make additional cash contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy's liquidity by reducing its available cash.

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

The residential real estate brokerage and mortgage industries tend to experience cycles of greater and lesser activity and profitability and are typically affected by changes in economic conditions, which are beyond HomeServices' control. Any of the following, among others, are examples of items that could have a material adverse effect on HomeServices' businesses by causing a general decline in the number of home sales, sale prices or the number of home financings which, in turn, would adversely affect its financial results:

•	rising interest rates or unemployment rates, including a sustained high unemployment rate in the United States;

•	periods of economic slowdown or recession in the markets served;

•	decreasing home affordability;

•	lack of available mortgage credit for potential homebuyers, such as the reduced availability of credit, which may continue into future periods;

•	declining demand for residential real estate as an investment;

•	nontraditional sources of new competition; and

•	changes in applicable tax law.

We and our subsidiaries are involved in a variety of legal proceedings, the outcomes of which are uncertain and could adversely affect our consolidated financial results.

We and our subsidiaries are, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which we and our subsidiaries are involved could result in additional payments substantially in excess of established reserves and in amounts that could have a material adverse effect on our consolidated financial results. Similarly, it is also possible that the terms of resolution could require that we or our subsidiaries change business practices and procedures, or divest ownership of assets, which could also have a material adverse effect on our consolidated financial results. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit our ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct our business, including the siting or permitting of facilities. Any of these outcomes could adversely affect our consolidated financial results.

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

Not applicable.

Item 2.    Properties

The Company's energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of the Company's electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of the Company's electric generating facilities. Properties of the Company's natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, the Company has rights-of-way, mineral rights and water rights that enable the Company to utilize its facilities. It is the opinion of the Company's management that the principal depreciable properties owned by the Company are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of the electric utility properties of PacifiCorp and substantially all of the assets of Topaz Solar Farms LLC, Bishop Hill Energy II LLC, Pinyon Pines Wind I, LLC, Pinyon Pines Wind II, LLC and Cordova Energy Company LLC are pledged or encumbered to support or otherwise provide the security for their related subsidiary debt. For additional information regarding the Company's energy properties, refer to Item 1 of this Form 10-K and Notes 4, 5 and 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The following table summarizes the electric generating facilities of MEHC's subsidiaries that are in operation as of December 31, 2012:

			Facility Net	Net Owned
Energy			Capacity	Capacity
Source	Entity	Location by Significance	(MW)	(MW)

Coal	PacifiCorp and MidAmerican Energy	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,304	9,501

Natural gas and other	PacifiCorp, MidAmerican Energy and MidAmerican Renewables	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,836	4,318

Wind	PacifiCorp, MidAmerican Energy and MidAmerican Renewables	Iowa, Wyoming, Washington, California, Oregon and Illinois	3,706	3,697

Hydroelectric	PacifiCorp, MidAmerican Energy and MidAmerican Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,308	1,281

Nuclear	MidAmerican Energy	Illinois	1,808	452

Geothermal	PacifiCorp and MidAmerican Renewables	California and Utah	361	198

Solar	MidAmerican Renewables	Arizona	237	116

		Total	26,560	19,563

Additionally, MEHC's subsidiaries have electric generating facilities that are under construction in California, Utah and Arizona as of December 31, 2012 and had total Facility Net Capacity of 1,827 MW and Net Owned Capacity of 1,800 MW.

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

None.

Item 4.	Mine Safety Disclosures

Information regarding the Company's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-K.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MEHC's common stock is owned by Berkshire Hathaway, Mr. Walter Scott, Jr. and certain of his family members and family trusts and corporations, and Mr. Gregory E. Abel, its Chairman, President and Chief Executive Officer, and has not been registered with the SEC pursuant to the Securities Act of 1933, as amended, listed on a stock exchange or otherwise publicly held or traded. MEHC has not declared or paid any cash dividends on its common stock since 2000, the year Berkshire Hathaway acquired an ownership interest in MEHC, and does not presently anticipate that it will declare any dividends on its common stock in the foreseeable future.

For a discussion of regulatory restrictions that limit PacifiCorp's and MidAmerican Energy's ability to pay dividends on their common stock to MEHC, refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Operating revenue	$11,548	$11,173	$11,127	$11,204	$12,668
Net income(1)	1,495	1,352	1,310	1,188	1,871
Net income attributable to MEHC shareholders(1)	1,472	1,331	1,238	1,157	1,850

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$52,467	$47,718	$45,668	$44,684	$41,441
Short-term debt	887	865	320	179	836
Long-term debt, including current maturities:
MEHC senior debt	4,621	5,363	5,371	5,371	5,121
MEHC subordinated debt	—	22	315	590	1,321
Subsidiary debt	16,114	13,687	13,805	13,791	12,954
Total MEHC shareholders' equity	15,742	14,092	13,232	12,576	10,207

(1)	Reflects the $646 million after-tax gain recognized on the termination of the Constellation Energy Group, Inc. ("Constellation Energy") merger agreement on December 17, 2008.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the segment amounts and the consolidated amounts, described as "MEHC and Other," relate principally to corporate functions, including administrative costs and intersegment eliminations. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, and MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables.

Results of Operations

Overview

Net income for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2012	2011	Change		2011	2010	Change
Net income attributable to MEHC shareholders:
PacifiCorp	$539	$554	$(15)	(3)%	$554	$569	$(15)	(3)%
MidAmerican Funding	342	304	38	13	304	340	(36)	(11)
MidAmerican Energy Pipeline Group	232	236	(4)	(2)	236	225	11	5
Northern Powergrid Holdings	394	389	5	1	389	276	113	41
MidAmerican Renewables	14	81	(67)	(83)	81	16	65	*
HomeServices	47	22	25	*	22	28	(6)	(21)
MEHC and Other	(96)	(255)	159	62	(255)	(216)	(39)	(18)
Total net income attributable to MEHC shareholders	$1,472	$1,331	$141	11	$1,331	$1,238	$93	8

* Not meaningful

Net income attributable to MEHC shareholders increased $141 million in 2012 compared to 2011:

•
PacifiCorp's net income decreased largely due to after-tax charges totaling $102 million in 2012 related to the USA Power litigation and certain fire and other damage claims. Excluding these charges, net income increased $84 million for 2012 compared to 2011 primarily due to higher retail prices approved by regulators across most of PacifiCorp's jurisdictions, higher AFUDC, lower operating expense and lower interest expense, partially offset by higher energy costs, higher depreciation and amortization and the settlement of the Utah general rate case in 2011.

•
MidAmerican Funding's net income increased due to higher regulated electric net income of $54 million, partially offset by lower net income at the regulated gas and non-regulated businesses. Lower regulated electric operating income was more than offset by income tax benefits from higher production tax credits and the effects of ratemaking.

•	Net income at MidAmerican Energy Pipeline Group decreased as higher transportation and storage revenue at Northern Natural Gas was more than offset by higher operating expense.

•
Northern Powergrid Holdings' net income increased due to favorable income tax benefits from a claim associated with customer contributions of $30 million and higher distribution revenue, partially offset by higher pension expense and higher distribution operating expense.

•
MidAmerican Renewables' net income decreased due to lower equity earnings at CE Generation from lower energy rates and a transmission curtailment at the Imperial Valley Projects, net interest expense from the Topaz project financing in 2012 and higher project evaluation and acquisition costs, partially offset by higher equity earnings due to the acquisition of a 49% interest in Agua Caliente in January 2012.

•	HomeServices' net income increased due to higher earnings at existing residential brokerage businesses totaling $22 million and earnings from acquired businesses.

•
MEHC and Other net loss improved due to income tax benefits of $59 million, including the resolution of certain state income tax positions, an after-tax loss in 2011 on the early extinguishment of debt totaling $24 million, lower purchase price pension amortization in 2012, lower interest expense due to debt repayments and higher equity earnings at ETT due to continued investment.

Net income attributable to MEHC shareholders increased $93 million in 2011 compared to 2010:

•
PacifiCorp's net income decreased as higher retail prices approved by regulators, higher customer load and the net impact of the Utah general rate case settlement in 2011 were more than offset by lower wholesale revenue, higher purchased power costs, lower AFUDC, higher depreciation and amortization, higher operating expense and lower sales of RECs.

•
Net income at MidAmerican Funding decreased due to lower regulated electric net income from lower wholesale electric margins, on lower average prices and volumes, and the effects of ratemaking on income taxes, partially offset by higher AFUDC, lower interest expense, lower operating expense and lower depreciation and amortization.

•	MidAmerican Energy Pipeline Group's net income increased due to lower interest expense and higher AFUDC.

•
Northern Powergrid Holdings' net income increased due to higher distribution revenue resulting from lower regulatory provisions and higher tariffs, higher deferred income tax benefits in 2011 related to enacted changes in the United Kingdom's corporate income tax rate and $12 million due to a weaker United States dollar, partially offset by a tax free gain of $45 million recognized on the sale of CE Gas (Australia) Limited in 2010.

•
Additionally, net income attributable to MEHC shareholders increased in 2011 due to an after-tax charge of $38 million related to the CE Casecnan noncontrolling interest settlement in 2010, lower MEHC subordinated interest expense in 2011, higher variable energy and water delivery fees earned in 2011 on higher rainfall at the Casecnan project and higher equity income from ETT in 2011 of $10 million, partially offset by after-tax charges associated with the early redemption of MEHC subordinated debt in 2011 totaling $24 million and a dividend received in 2010 from BYD Company Limited.

Segment Results

Operating revenue and operating income for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2012	2011	Change		2011	2010	Change
Operating revenue:
PacifiCorp	$4,882	$4,586	$296	6%	$4,586	$4,432	$154	3%
MidAmerican Funding	3,247	3,503	(256)	(7)	3,503	3,815	(312)	(8)
MidAmerican Energy Pipeline Group	968	977	(9)	(1)	977	981	(4)	—
Northern Powergrid Holdings	1,035	1,014	21	2	1,014	802	212	26
MidAmerican Renewables	166	161	5	3	161	137	24	18
HomeServices	1,312	992	320	32	992	1,020	(28)	(3)
MEHC and Other	(62)	(60)	(2)	(3)	(60)	(60)	—	—
Total operating revenue	$11,548	$11,173	$375	3	$11,173	$11,127	$46	—

Operating income:
PacifiCorp	$1,034	$1,099	$(65)	(6)%	$1,099	$1,055	$44	4%
MidAmerican Funding	369	428	(59)	(14)	428	460	(32)	(7)
MidAmerican Energy Pipeline Group	465	468	(3)	(1)	468	472	(4)	(1)
Northern Powergrid Holdings	565	615	(50)	(8)	615	474	141	30
MidAmerican Renewables	93	106	(13)	(12)	106	88	18	20
HomeServices	62	24	38	158	24	17	7	41
MEHC and Other	(21)	(56)	35	63	(56)	(64)	8	13
Total operating income	$2,567	$2,684	$(117)	(4)	$2,684	$2,502	$182	7

PacifiCorp

Operating revenue increased $296 million for 2012 compared to 2011 due to higher retail revenue of $244 million and higher renewable energy credit revenue of $70 million, partially offset by lower wholesale revenue of $22 million. The increase in retail revenue was due to higher prices approved by regulators across most of PacifiCorp's jurisdictions of $222 million and higher customer load totaling $22 million. Customer load increased 0.4% due to the impacts of hot weather in Utah on residential and commercial customers, higher irrigation customer load in Idaho and Utah and higher industrial customer load in Utah, partially offset by lower industrial customer load in Wyoming and Oregon as certain large customers elected to self-generate and lower residential customer load in Oregon as a result of unfavorable weather. The Utah general rate case settlement in 2011 resulted in $41 million of higher renewable energy credit revenue in 2012 compared to 2011 due to the impacts of the Utah renewable energy credit adjustment of $30 million recorded in 2011 and $11 million in higher amortization of the Utah renewable energy credit adjustment in 2012. In addition to the impacts of the Utah general rate case settlement in 2011, renewable energy credit revenue increased $29 million from lower net deferrals and higher sales of renewable energy credits. Wholesale revenue decreased due to lower average prices of $58 million, partially offset by higher volumes of $36 million.

Operating income decreased $65 million for 2012 compared to 2011 largely due to charges totaling $165 million in 2012 related to the USA Power litigation and certain fire and other damage claims. Excluding these charges, operating income increased $100 million compared to 2011 due to the higher operating revenue and lower operating expense of $17 million, partially offset by higher energy costs of $182 million and higher depreciation and amortization of $32 million due to higher plant in service. Energy costs increased due to reduced electricity swap settlement gains of $129 million, the impact of the Utah general rate case settlement in 2011 on deferred net power costs of $71 million, higher thermal generation of $50 million and a higher average cost of coal of $21 million, partially offset by a lower average cost of purchased electricity of $79 million and a lower average cost of natural gas of $24 million. The impact of the Utah general rate case settlement in 2011 on deferred power costs was due to the Utah net power cost recovery adjustment of $60 million recorded in 2011 and $11 million in higher amortization of the Utah net power costs recovery adjustment in 2012. Operating expense decreased, excluding the nonrecurring charges in 2012, due to lower thermal maintenance costs, partially offset by higher property taxes due to higher plant in service.

Operating revenue increased $154 million for 2011 compared to 2010 due to higher retail revenue of $350 million, partially offset by lower wholesale revenue of $141 million and lower renewable energy credit revenue of $57 million. The increase in retail revenue was due to higher prices approved by regulators across most of PacifiCorp's jurisdictions of $280 million and higher customer load. Customer load increased 2.4% due to higher commercial load in Utah and Oregon, higher industrial load in Utah and the impacts of colder weather on residential load in Oregon. Wholesale revenue decreased due to lower average prices of $113 million and lower volumes of $28 million. The decrease in renewable energy credit revenue was due to lower sales and higher deferrals of RECs, net of amortization, including the Utah general rate case settlement in 2011 totaling $30 million.

Operating income increased $44 million for 2011 compared to 2010 due to the higher operating revenue, partially offset by higher depreciation and amortization of $51 million due to higher plant placed in service, higher operating expense of $41 million and higher energy costs of $18 million. Operating expense increased due to the higher plant placed in service, higher salaries and benefit expenses and material and supplies expense in 2011. Energy costs increased as a result of higher purchased electricity volumes of $101 million and the higher per unit costs of coal totaling $91 million, partially offset by lower thermal generation of $102 million and energy cost adjustment mechanisms totaling $76 million, which included the impact of the Utah general rate case settlement in 2011 totaling $60 million.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income for the years ended December 31 are summarized as follows (in millions):

	2012	2011	Change		2011	2010	Change
Operating revenue:
Regulated electric	$1,694	$1,662	$32	2%	$1,662	$1,779	$(117)	(7)%
Regulated natural gas	659	769	(110)	(14)	769	852	(83)	(10)
Nonregulated and other	894	1,072	(178)	(17)	1,072	1,184	(112)	(9)
Total operating revenue	$3,247	$3,503	$(256)	(7)	$3,503	$3,815	$(312)	(8)

Operating income:
Regulated electric	$270	$294	$(24)	(8)%	$294	$319	$(25)	(8)%
Regulated natural gas	47	66	(19)	(29)	66	64	2	3
Nonregulated and other	52	68	(16)	(24)	68	77	(9)	(12)
Total operating income	$369	$428	$(59)	(14)	$428	$460	$(32)	(7)

Regulated electric operating revenue increased $32 million for 2012 compared to 2011 due to higher retail revenue of $50 million, partially offset by lower wholesale and other revenue of $18 million. Retail revenue increased due to new adjustment clauses in Iowa and Illinois totaling $43 million and a 0.2% increase in retail customer load as a result of abnormally hot spring and summer temperatures offset largely by unseasonably warm winter temperatures. Wholesale and other revenue decreased due to lower average prices of 9.6%, partially offset by higher wholesale volumes of 3.6%.

Regulated electric operating income decreased $24 million for 2012 compared to 2011. The higher operating revenue and lower energy costs of $33 million were more than offset by higher depreciation of $56 million and higher operating expense of $33 million due to additional wind-powered generation placed in service in 2011 and 2012. Additionally, operating expense increased due to other facility maintenance costs. Energy costs decreased due to lower purchased electricity prices and volumes, the additional wind-powered generation and lower coal generation.

Regulated natural gas operating revenue decreased $110 million for 2012 compared to 2011 due to a decrease in recoveries through adjustment clauses due to a lower average per-unit cost of gas sold, resulting in lower cost of sales, and lower volumes from unseasonably warm winter temperatures and other usage factors. Regulated natural gas operating income decreased $19 million for 2012 compared to 2011 due to the lower sales volumes from mild temperatures and higher operating expenses of $5 million.

Nonregulated and other operating revenue decreased $178 million for 2012 compared to 2011 due to lower electricity and natural gas prices. Nonregulated and other operating income decreased $16 million for 2012 compared to 2011 due to lower electric margins.

Regulated electric operating revenue decreased $117 million for 2011 compared to 2010. Wholesale and other revenue decreased $123 million due to lower volumes of 19.4% and lower average prices of 8.4%. Retail revenue increased $6 million due to a 0.8% increase in customer load.

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

Regulated natural gas operating revenue decreased $83 million for 2011 compared to 2010 due to lower wholesale volumes of 30% due to the narrowing of natural gas price spreads and a decrease in recoveries through adjustment clauses due to a lower average per-unit cost of gas sold, resulting in lower costs of sales. Regulated natural gas operating income increased $2 million for 2011 compared to 2010 due to lower operating expense.

Nonregulated and other operating revenue decreased $112 million for 2011 compared to 2010 due to lower electricity and natural gas volumes and prices. Nonregulated and other operating income decreased $9 million for 2011 compared to 2010 due to lower margins.

MidAmerican Energy Pipeline Group

Operating revenue decreased $9 million for 2012 compared to 2011 due to lower sales of gas and condensate liquids of $37 million on lower volumes at Northern Natural Gas and contract expirations of $9 million with capacity sold at lower rates at Kern River, partially offset by higher revenue from Kern River's expansion projects of $27 million and higher Field Area transportation and storage rates totaling $10 million at Northern Natural Gas. Operating income decreased $3 million for 2012 compared to 2011 due to lower margins on gas and condensate liquid sales of $6 million, higher operating expense of $16 million primarily due to a nonrecurring charge related to a customer business interruption claim and higher maintenance project work at Northern Natural Gas and higher depreciation and amortization of $9 million due to Kern River's expansion projects, partially offset by the higher revenue at Kern River and the higher Field Area transportation and storage rates at Northern Natural Gas.

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

Northern Powergrid Holdings

Operating revenue increased $21 million for 2012 compared to 2011 due to higher distribution revenue of $28 million and higher contracting revenue of $10 million, partially offset by a stronger United States dollar totaling $10 million. Distribution revenue increased due to higher tariff rates of $76 million, partially offset by a favorable movement in regulatory provisions in 2011 totaling $55 million. Operating income decreased $50 million for 2012 compared to 2011 as the higher distribution revenue was more than offset by higher pension expense of $44 million, higher distribution operating expense of $21 million and the stronger United States dollar totaling $6 million.

Operating revenue increased $212 million for 2011 compared to 2010 due to higher distribution revenue of $197 million and a weaker United States dollar totaling $32 million, partially offset by lower contracting revenue of $11 million and lower revenue of $6 million at CE Gas. Distribution revenue increased due to a favorable movement in regulatory provisions in 2011 totaling $126 million and higher tariff rates, partially offset by lower distributed units. Operating income increased $141 million for 2011 compared to 2010 due to the higher distribution revenue and a weaker United States dollar totaling $19 million, partially offset by a tax free gain of $45 million recognized on the sale of CE Gas (Australia) Limited in 2010 and higher distribution operating expense and depreciation and amortization.

MidAmerican Renewables

Operating revenue increased $5 million for 2012 compared to 2011 due to the Bishop Hill Project being placed in service in November 2012, partially offset by revenue earned in 2012 from lower rainfall at the Casecnan project. Operating income decreased $13 million for 2012 compared to 2011 due to the lower revenue at the Casecnan project, higher project evaluation and acquisition costs and higher depreciation related to the Pinyon Pines and Bishop Hill Projects, partially offset by the higher revenue at the Bishop Hill Project.

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

HomeServices

Operating revenue increased $320 million for 2012 compared to 2011 due to an increase from existing businesses totaling $197 million, reflecting a 16% increase in closed brokerage units and a 4% increase in average home sale prices, and $123 million of revenue from the acquisition of a franchise business and five residential brokerage businesses. Operating income increased $38 million for 2012 compared to 2011 due to the higher operating revenue, net of commissions, partially offset by higher operating expense at both acquired and existing businesses. The increase in operating income attributable to existing businesses was $31 million.

Operating revenue decreased $28 million for 2011 compared to 2010 due to a 4% decrease in average home sale prices. Operating income increased $7 million for 2011 compared to 2010 as the lower operating revenue, net of commissions, was more than offset by lower operating expense.

MEHC and Other

Operating loss improved $35 million for 2012 compared to 2011 due to lower purchase price pension amortization in 2012 and lower costs associated with project evaluation and acquisition activity, partially offset by higher compensation expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the years ended December 31 is summarized as follows (in millions):

	2012	2011	Change		2011	2010	Change

Subsidiary debt	$856	$841	$15	2%	$841	$844	$(3)	—%
MEHC senior debt and other	320	329	(9)	(3)	329	329	—	—
MEHC subordinated debt-Berkshire Hathaway	—	13	(13)	(100)	13	30	(17)	(57)
MEHC subordinated debt-other	—	13	(13)	(100)	13	22	(9)	(41)
Total interest expense	$1,176	$1,196	$(20)	(2)	$1,196	$1,225	$(29)	(2)

Interest expense decreased $20 million for 2012 compared to 2011 and decreased $29 million for 2011 compared to 2010 due to scheduled maturities and principal repayments, partially offset by a weaker United States dollar and the debt issuances and refinancings at PacifiCorp ($100 million in March 2012, $650 million in January 2012 and $400 million in May 2011), MidAmerican Energy Pipeline Group ($250 million in August 2012 and $200 million in April 2011), Northern Powergrid Holdings (£151 million in July 2012, £119 million in the first quarter of 2011 and £151 million in the third quarter of 2010) and MidAmerican Renewables ($120 million in August 2012 and $850 million in February 2012).

Capitalized Interest

Capitalized interest increased $14 million for 2012 compared to 2011 due to higher capitalized interest at Topaz of $18 million and at PacifiCorp of $4 million resulting from higher construction work-in-progress balances, partially offset by lower capitalized interest at Kern River of $5 million resulting from lower construction work-in-progress balances.

Capitalized interest decreased $14 million for 2011 compared to 2010 due to lower capitalized interest at PacifiCorp of $20 million resulting from lower construction work-in-progress balances, partially offset by higher capitalized interest at MidAmerican Energy of $5 million resulting from higher construction work-in-progress balances.

Allowance for Equity AFUDC
Equity AFUDC increased $2 million for 2012 compared to 2011 due to higher equity AFUDC at PacifiCorp of $12 million resulting from higher construction work-in-progress balances, partially offset by lower equity AFUDC at Kern River of $8 million resulting from lower construction work-in-progress balances.

Equity AFUDC decreased $17 million for 2011 compared to 2010 due to lower equity AFUDC at PacifiCorp of $33 million resulting from lower construction work-in-progress balances, partially offset by higher equity AFUDC at MidAmerican Energy of $12 million and at Kern River of $5 million resulting from higher construction work-in-progress balances.

Other, net
Other, net increased $63 million for 2012 compared to 2011 due to costs associated with the early redemption of MEHC subordinated debt totaling $40 million in 2011, higher investment income performance and a gain on the sale of a nonoperating asset.

Other, net decreased $52 million for 2011 compared to 2010 due to costs associated with the early redemption of MEHC subordinated debt totaling $40 million in 2011 and lower investment income performance, partially offset by the impairment of an asset in 2010 totaling $8 million at MidAmerican Funding.

Income Tax Expense

Income tax expense decreased $146 million for 2012 compared to 2011. The effective tax rates were 9% and 18% for 2012 and 2011, respectively. The decrease in the effective tax rate was due to income tax benefits of $51 million due primarily to the resolution of certain state income tax positions, additional production tax credits in 2012 of $43 million, the effects of ratemaking of $31 million and the resolution of a favorable claim associated with customer contributions of $30 million at Northern Powergrid.

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

In July 2012, the Company recognized $38 million of deferred income tax benefits upon the enactment of reductions in the United Kingdom corporate income tax rate from 25% to 24% effective April 1, 2012, and a further reduction to 23% effective April 1, 2013. In July 2011, the Company recognized $40 million of deferred income tax benefits upon the enactment of reductions in the United Kingdom corporate income tax rate from 27% to 26% effective April 1, 2011, and a further reduction to 25% effective April 1, 2012. In July 2010, the Company recognized $25 million of deferred income tax benefits upon the enactment of the reduction in the United Kingdom corporate income tax rate from 28% to 27% effective April 1, 2011.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities were placed in service. A credit of $0.022 per kilowatt hour was applied to 2012 production.

Equity Income

Equity income for the years ended December 31 are summarized as follows (in millions):

	2012	2011	Change		2011	2010	Change
Equity income:
ETT	$35	$21	$14	67%	$21	$7	$14	*
Agua Caliente	24	—	24	*	—	—	—	*
HomeServices Mortgage	20	14	6	43	14	25	(11)	(44)
CE Generation	(14)	16	(30)	*	16	11	5	45
Other	3	2	1	50	2	—	2	*
Total equity income	$68	$53	$15	28	$53	$43	$10	23

* Not meaningful

Equity income increased $15 million for 2012 compared to 2011 due to the acquisition of a 49% interest in Agua Caliente in January 2012, higher earnings at ETT due to continued investment and higher earnings at HomeServices' mortgage joint venture due to higher refinancing activity, partially offset by lower earnings at CE Generation from lower energy rates due to low short run avoided cost pricing and the expiration in May 2012 of a fixed price contract and a transmission curtailment at the Imperial Valley Projects.

Equity income increased $10 million for 2011 compared to 2010 due to continued investment at ETT and higher earnings at CE Generation due to improved results at the gas plants, partially offset by lower earnings at HomeServices' mortgage joint venture due to lower refinancing activity and higher compliance costs.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $51 million for 2011 compared to 2010 due to a $54 million pre-tax charge in 2010 related to the CE Casecnan noncontrolling interest settlement.

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

As of December 31, 2012, the Company's total net liquidity was $4.315 billion and the components are as follows (in millions):

				Northern
			MidAmerican	Powergrid
	MEHC	PacifiCorp	Funding	Holdings	Other	Total

Cash and cash equivalents	$13	$80	$354	$88	$241	$776

Credit facilities	1,079	1,230	539	244	170	3,262
Less:
Short-term debt	(825)	—	—	—	(62)	(887)
Tax-exempt bond support and letters of credit	(39)	(602)	(195)	—	—	(836)
Net credit facilities	215	628	344	244	108	1,539

Net liquidity before Berkshire Equity Commitment	$228	$708	$698	$332	$349	$2,315
Berkshire Equity Commitment(1)	2,000					2,000
Total net liquidity	$2,228					$4,315
Credit facilities:
Maturity date	2013, 2017	2013, 2017	2013	2017	2013
Largest single bank commitment as a % of total credit facilities(2)	13%	14%	23%	33%	74%

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

The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method. Refer to Notes 8 and 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding the Company's credit facilities, letters of credit, equity commitments and other related items.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2012 and 2011 were $4.327 billion and $3.220 billion, respectively. The increase was primarily due to higher income tax receipts of $766 million from bonus depreciation, investment tax credits related to renewable projects and production tax credits from additional wind generation placed in service; lower interest payments; benefits from changes in collateral posted for derivative contracts; lower domestic employee benefit plan contributions; and other changes in working capital.

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

In January 2013, the President signed the American Taxpayer Relief Act of 2012 into law, extending the 50% bonus depreciation for qualifying property purchased and placed in service before January 1, 2014 and before January 1, 2015 for certain longer-lived and transportation assets. As a result of the new law, the Company's cash flows from operations are expected to benefit in 2013 and 2014 due to bonus depreciation on qualifying assets placed in service.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2012 and 2011 were $(4.321) billion and $(2.816) billion, respectively. The change was primarily due to higher capital expenditures of $696 million, the acquisitions of Pinyon Pines I and II, various HomeServices businesses, Topaz, Bishop Hill and Antelope Valley, and equity contributions to Agua Caliente.

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

Capital Expenditures

Capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the years ended December 31 are summarized as follows (in millions):

	2012	2011	2010
Capital expenditures:
PacifiCorp	$1,346	$1,506	$1,607
MidAmerican Funding	645	566	338
MidAmerican Energy Pipeline Group	152	289	293
Northern Powergrid Holdings	454	309	349
MidAmerican Renewables	770	4	1
Other	13	10	5
Total capital expenditures	$3,380	$2,684	$2,593

The Company's capital expenditures consisted mainly of the following for the years ended December 31:

2012:

•
Transmission system investments totaling $338 million, including construction costs for PacifiCorp's 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The transmission line is expected to be placed in service in the second quarter of 2013.

•
Emissions control equipment on existing generating facilities totaling $264 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•
The development and construction of PacifiCorp's Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $232 million, which is expected to be placed in service in 2014.

•
The construction of wind-powered generating facilities at MidAmerican Energy totaling $168 million, which excludes $406 million of costs for which payments are due in December 2015. MidAmerican Energy placed in service 407 MW during 2012.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $989 million at the Utilities and ongoing investments in distribution and other infrastructure needed at Northern Powergrid Holdings totaling $454 million.

•
Investments at MidAmerican Renewables totaling $770 million related primarily to the Topaz Project of $560 million, Bishop Hill Project and Antelope Valley Projects. The Bishop Hill Project was placed in service in 2012.

2011:

•
The construction of wind-powered generating facilities at MidAmerican Energy totaling $295 million, which excludes $647 million of costs for which payments are due in December 2013. MidAmerican Energy placed in service 594 MW during 2011.

•	Transmission system investments totaling $240 million, including permitting and right-of-way costs for PacifiCorp's Mona-Oquirrh transmission project.

•
Emissions control equipment on existing generating facilities totaling $217 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	The development and construction of PacifiCorp's Lake Side 2 totaling $180 million.

•	Costs related to Kern River's expansion projects totaling $174 million.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $1.140 billion at the Utilities and ongoing investments in distribution and other infrastructure needed at Northern Powergrid Holdings totaling $309 million.

2010:

•	Emissions control equipment totaling $348 million.

•
Transmission system investments totaling $303 million, including construction costs for the first major segment of the Energy Gateway Transmission Expansion Program, a 135-mile, double circuit, 345-kV transmission line between the Populus substation in southern Idaho and the Terminal substation near Salt Lake City, Utah, which was fully placed in-service in 2010.

•
The development and construction of wind-powered generating facilities totaling $228 million. During 2010, PacifiCorp placed in service a 111-MW wind-powered generating facility, and MidAmerican Energy began contracting for the construction of 594 MW of wind-powered generating facilities.

•	Costs related to Kern River's expansion projects totaling $129 million.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $1.066 billion at the Utilities and ongoing investments in distribution and other infrastructure needed at Northern Powergrid Holdings totaling $349 million.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2012 were $477 million. Uses of cash totaled $1.722 billion and consisted mainly of $887 million for repayments of subsidiary debt and repayments of MEHC senior and subordinated debt totaling $772 million. Sources of cash totaled $2.199 billion and consisted of the following subsidiary debt issuances:

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

•
In February 2012, Topaz issued $850 million of the 5.75% Series A Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds are being used to fund the costs and expenses related to the development, construction and financing of the Topaz Project. Any unused amounts are being invested or, in certain circumstances, loaned to MEHC. As of December 31, 2012, $199 million was loaned to MEHC.

•	In July 2012, Northern Powergrid (Yorkshire) plc issued £150 million of its 4.375% Bonds due July 2032. The net proceeds are being used for general corporate purposes.

•
In August 2012, Northern Natural Gas issued $250 million of its 4.10% Senior Bonds due September 2042. The net proceeds were used to partially repay its $300 million, 5.375% Senior Notes due October 2012.

•
In August 2012, Bishop Hill issued $120 million of its 5.125% Senior Secured Fixed Rate Notes. The principal of the notes amortize beginning March 2013 with a final maturity in March 2032. The net proceeds were used to fund the costs and expenses related to the development, construction and financing of the Bishop Hill Project.

In conjunction with the construction of wind-powered generating facilities in 2012, MidAmerican Energy has accrued as construction work-in-progress amounts it is not contractually obligated to pay until December 2015. The amounts ultimately payable are discounted at 1.43% and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method. As of December 31, 2012, $409 million of such debt from the 2012 wind-powered generation projects, net of associated discount, was outstanding.

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

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into MEHC's energy subsidiaries' regulated retail rates.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	2013	2014	2015
Forecasted capital expenditures:
PacifiCorp	$1,162	$1,137	$1,115
MidAmerican Funding	666	703	608
MidAmerican Energy Pipeline Group	145	87	89
Northern Powergrid Holdings	687	584	492
MidAmerican Renewables	1,633	1,706	929
Other	23	17	16
Total	$4,316	$4,234	$3,249

Construction and other development projects consist mainly of large scale projects at the Utilities and MidAmerican Renewables.

The Utilities anticipate costs for transmission projects will total $1.4 billion between 2013 and 2015, including the following estimated costs:

•
$309 million for PacifiCorp's 170-mile single-circuit 345-kV transmission line being built between the Sigurd substation in central Utah and the Red Butte substation in southwest Utah as part of the Energy Gateway Transmission Expansion Program. The Sigurd-Red Butte project is estimated to cost $383 million, including AFUDC, and is expected to be placed in service in 2015.

•
$76 million for PacifiCorp's 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley as part of the Energy Gateway Transmission Expansion Program. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The project is estimated to cost $383 million, including AFUDC, and is expected to be placed in service in 2013.

•
$311 million for other segments associated with PacifiCorp's Energy Gateway Transmission Expansion Program that are expected to be placed in service over the next several years, depending on siting, permitting and construction schedules.

•
$341 million for MidAmerican Energy's Multi-Value Projects ("MVPs"). MidAmerican Energy has approval from the MISO for four MVPs located in Iowa and Illinois totaling approximately $550 million in capital expenditures, excluding non-cash equity AFUDC, the bulk of which will be incurred in 2014-2017. These projects, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, will be owned and operated by MidAmerican Energy. As of December 31, 2012, MidAmerican Energy had not contractually committed to material amounts for these projects but anticipates entering into contracts related to the two largest MVPs in the first half of 2013.

The Utilities anticipate costs for emissions control equipment will total $866 million between 2013 and 2015, which includes equipment to meet anticipated air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of the Utilities coal-fueled generating facilities, including Jim Bridger Units 3 and 4, Hunter Unit 1, George Neal Units 3 and 4 and Ottumwa.

PacifiCorp anticipates costs for additional natural gas-fueled generating facilities will total $238 million between 2013 and 2015, which includes the construction of the Lake Side 2 natural gas-fueled generating facility that is expected to be placed in service in 2014 and costs to convert Naughton Unit No. 3 to a natural gas-fueled generating unit.

MidAmerican Renewables anticipates costs for solar projects will total $4.1 billion between 2013 and 2015, which includes the following:

•
$1.5 billion for the construction of the Topaz Project. The Topaz Project will be completed in 22 blocks with an aggregate tested capacity of 586 MW. The Topaz Project expects to place 281 MW in service in 2013, 252 MW in service in 2014 and 53 MW in service in 2015. The Topaz Project is being constructed pursuant to a fixed-price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar.

•
$2.6 billion for the construction of the Antelope Valley I and II Projects (the "Antelope Valley Projects"). The Antelope Valley Projects will be completed in 13 blocks with an aggregate tested capacity of 579 MW. The Antelope Valley Projects expect to place 57 MW in service in 2013, 297 MW in service in 2014 and 225 MW in service in 2015. The Antelope Valley Projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

Capital expenditures related to operating projects are expected to total $1.7 billion in 2013, $1.5 billion in 2014 and $1.5 billion in 2015, and consist of routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Equity Investments

Agua Caliente, a company owned 51% by NRG Energy, Inc. and 49% by an indirect subsidiary of MEHC, is constructing the 290-MW Agua Caliente Project in Arizona. The Agua Caliente Project is expected to cost approximately $1.7 billion and will be completed in 12 blocks with an aggregate tested capacity of 319 MW. The Agua Caliente Project placed 253 MW in service in 2012, and expects to place 51 MW in service in 2013 and 15 MW in service in 2014. The project is being constructed pursuant to a fixed price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar. Construction costs are expected to be funded with equity contributions from MEHC and NRG Energy, Inc. and proceeds from a $967 million secured loan maturing in 2037 from an agency of the United States government as part of the United States Department of Energy loan guarantee program. Funding requests are submitted on a monthly basis and the approved loans accrue interest at a fixed rate based on the current average yield of comparable maturity United States Treasury rates plus a spread of 0.375%. MEHC expects to make equity contributions to Agua Caliente during 2013 and 2014 of $92 million and $40 million.

Contractual Obligations
The Company has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes the Company's material contractual cash obligations as of December 31, 2012 (in millions):

	Payments Due By Periods
		2014-	2016-	2018 and
	2013	2015	2017	After	Total

MEHC senior debt	$—	$250	$—	$4,375	$4,625
Subsidiary debt	1,137	1,567	837	12,569	16,110
Interest payments on long-term debt(1)	1,107	2,109	2,010	12,519	17,745
Short-term debt	887	—	—	—	887
Fuel, capacity and transmission contract commitments(1)	1,279	1,887	1,260	3,159	7,585
Construction commitments(1)	2,035	2,637	23	60	4,755
Operating leases and easements(1)	88	131	83	541	843
Other(1)	285	287	183	866	1,621
Total contractual cash obligations	$6,818	$8,868	$4,396	$34,089	$54,171

(1)	Not reflected on the Consolidated Balance Sheets.

The Company has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 8), uncertain tax positions (Note 11) and asset retirement obligations (Note 13), which have not been included in the above table because the amount and timing of the cash payments are not certain. Additionally, refer to Note 16 for equity commitments related to solar projects currently under construction. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

PacifiCorp

Utah

In February 2012, PacifiCorp filed a general rate case with the UPSC requesting a rate increase of $172 million, or an average price increase of 10%. In July 2012, PacifiCorp filed rebuttal testimony that reduced the requested increase to $156 million, or an average price increase of 9%. In September 2012, the UPSC approved a multi-year settlement that provides for an annual increase of $100 million, or an average price increase of 6%, effective October 2012, to be followed by an additional annual increase of $54 million, or an average price increase of 3%, effective September 2013. As part of the general rate case settlement, PacifiCorp indicated that it anticipates retiring the 172-MW Carbon coal-fueled generating facility ("Carbon Facility") in early 2015. Refer to "Environmental Laws and Regulations" for a further discussion regarding the Carbon Facility. The settlement authorizes PacifiCorp to recover the remaining depreciation expense and decommissioning costs for the early retirement of the Carbon Facility through 2020, which is the end of the depreciation life previously used for setting rates in Utah. In addition, PacifiCorp agreed not to file another general rate case in Utah prior to January 2014 with the new rates to become effective no earlier than September 2014.

In March 2012, PacifiCorp filed its first annual EBA with the UPSC requesting: (a) $9 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 and (b) collection of $20 million of excess net power costs representing the first annual installment of the $60 million of excess net power costs approved for recovery in the September 2011 general rate case settlement. Collection of the $20 million installment began in June 2012. In February 2013, the UPSC approved a multi-party stipulation reducing the recovery of the net power costs in excess of amounts included in base rates for the period October 1, 2011 through December 31, 2011 to $8 million. Collection of the $8 million began March 1, 2013 over a two-year period.

In March 2012, PacifiCorp filed with the UPSC to return $4 million to customers through the REC balancing account. The new rates were effective June 2012 on an interim basis. In November 2012, the UPSC approved the interim rates as final.

Oregon

In February 2012, PacifiCorp made its initial filing for the annual TAM with the OPUC for an annual increase of $10 million, or an average price increase of 1%, to recover the anticipated net power costs forecasted for calendar year 2013. In July 2012, PacifiCorp filed updated net power costs reducing the requested increase to $3 million, or an average price increase of less than 1%. In November 2012, PacifiCorp filed final updated net power costs resulting in an overall increase of $2 million, or an average price increase of less than 1%. In December 2012, the OPUC approved the new rates, which became effective January 2013.

In March 2012, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $41 million, or an average price increase of 3%. In July 2012, a multiparty partial stipulation was filed with the OPUC resolving most components of the general rate case, including PacifiCorp's requests to include in rates the accelerated depreciation and decommissioning costs for the early retirement of the Carbon Facility. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%. The issues that were not settled in the stipulation included the prudence of PacifiCorp's investments in emissions control equipment at its coal-fueled generating facilities, PacifiCorp's request for a PCAM and PacifiCorp's proposal to add the Mona-Oquirrh transmission line to its rate base through a separate tariff rider when the line goes into service in 2013. The OPUC issued its final order in December 2012, which approved the stipulation effective January 2013. The order also approved the capital and operating expenses associated with PacifiCorp's emissions control investments at certain coal-fueled generation facilities but ordered a one-time credit of $17 million, representing 10% of Oregon-allocated emissions control investments included in the general rate case, to be credited to customers in 2013 through a separate tariff rider. The order also approved the separate tariff rider for the Mona-Oquirrh transmission line and the PCAM with modifications. The PCAM will be effective beginning with calendar year 2013. For additional information regarding the PCAM, refer to "General Regulation" in Item 1 of this Form 10-K.

On March 1, 2013, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $56 million, or an average price increase of 5%. If the separate tariff rider for the Mona-Oquirrh transmission line that was approved in the last general rate case becomes effective when the asset is placed into service, PacifiCorp's requested annual increase will be reduced to $45 million, or an average price increase of 4%. Also included as part of PacifiCorp's general rate case filing is a request for a prudence determination and a separate tariff rider for the Lake Side 2 natural gas-fueled generating facility. If approved by the OPUC, the separate tariff rider will become effective after the project is complete, resulting in an additional increase of $23 million or 2%.

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

In July 2012, the WPSC approved a stipulation that consolidated and resolved the December 2011 general rate case and the March 2012 ECAM filing. The stipulation resulted in a $50 million general rate increase that will be effective in two stages. The first increase of $32 million, or an average price increase of 5%, was effective in October 2012 and the second increase of $18 million, or an average price increase of 3%, will be effective in October 2013. The stipulation also resulted in a reduction of the ECAM surcharge rate increase from $29 million to $27 million and the increase will be collected over three years. The stipulation authorizes PacifiCorp to recover the remaining depreciation expense and decommissioning costs for the early retirement of the Carbon Facility through 2020, which is the end of the depreciation life previously used for setting rates in Wyoming. In addition, PacifiCorp agreed not to file another general rate case in Wyoming prior to March 2014 with the new rates to become effective no earlier than January 2015.

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

Washington

In May 2010, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $57 million, or an average price increase of 21%. In November 2010, the requested annual increase was reduced to $49 million, or an average price increase of 18%. In March 2011, the WUTC issued an order and clarification letter approving an annual increase of $33 million, or an average price increase of 12%, reduced in the first year by a customer bill credit of $5 million, or 2%, related to the sale of RECs expected during the twelve-month period ended March 31, 2012, as well as requiring PacifiCorp to submit additional information to the WUTC regarding the sales of RECs. The new rates were effective in April 2011. Although both PacifiCorp and the WUTC staff filed petitions for reconsideration of various items in the order, the WUTC denied the petitions for reconsideration. In May 2011, PacifiCorp submitted to the WUTC the additional information required by the March 2011 order regarding PacifiCorp's proceeds from sales of RECs for the period January 1, 2009 forward and a detailed proposal for a tracking mechanism for proceeds of RECs. Intervening parties and WUTC staff proposed that PacifiCorp credit to customers the amount of REC sales revenues in excess of the amount included in base rates since January 1, 2009. Oral arguments were held before the WUTC in January 2012. In August 2012, the WUTC issued an order requiring PacifiCorp to credit to its customers all proceeds from the sale of RECs attributable to Washington that were booked on or after January 1, 2009, less any amounts already credited to customers. In September 2012, PacifiCorp filed a petition for reconsideration and a petition requesting a stay of the effectiveness of the order, which was denied in a November 2012 order by the WUTC. In December 2012, PacifiCorp submitted a compliance filing with the WUTC presenting Washington-allocated actual REC sales revenues of $17 million from January 2009 through March 2011. Also in December 2012, PacifiCorp filed for judicial review of the WUTC's August and November 2012 orders with the Thurston County, Washington, Superior Court. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues.

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

In January 2013, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $43 million, or an average price increase of 14%. The requested increase includes the impacts associated with investments in PacifiCorp's facilities since the last general rate case filing, as well as projected increases in net power costs. In February 2013, the WUTC issued a prehearing conference order, which among other things, established a procedural schedule for PacifiCorp's general rate case filing.

Idaho

In February 2012, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $18 million in deferred net power costs. A final order approving the agreement reached by the parties to the case was approved by the IPUC in July 2012 authorizing recovery of the $18 million in deferred net power costs with a portion of the $18 million being recovered over a three-year period. The new ECAM rates were made effective April 2012.

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, a portion of which will be collected over a three-year period. If approved, the new ECAM rates will be effective April 2013.

Depreciation Rate Study

In January 2013, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's most recent depreciation study. The proposed depreciation rate changes would result in an increase in annual depreciation expense on a state-allocated basis of $71 million, $31 million, $27 million, $1 million and $9 million in Utah, Oregon, Wyoming, Washington and Idaho, respectively, including the impacts of the early retirement of the Carbon Facility. The depreciation study will be evaluated by the state commissions during 2013 and is subject to their review and approval. PacifiCorp requested that the new depreciation rates become effective January 1, 2014. Associated changes in retail rates will be addressed through the general rate case process and were requested as a component of the general rate cases filed with the WUTC and the OPUC in January 2013 and March 2013, respectively. As a result of PacifiCorp's most recently settled Utah and Wyoming general rate cases, the UPSC and the WPSC authorized PacifiCorp to defer the difference between the new depreciation rates and those currently reflected in base rates until the new depreciation rates can be reflected in the next general rate increases. PacifiCorp also has authorization to defer the increase in depreciation expense associated with the early retirement of the Carbon Facility in Utah, Wyoming and Idaho to facilitate recovery through 2020, which is the end of the depreciation life previously used for setting rates in Utah, Wyoming and Idaho. As a result of the deferrals related to Carbon, the proposed adjusted annual increase in depreciation expense on a state-allocated basis in Utah, Wyoming and Idaho would be $38 million, $15 million and $5 million, respectively, subject to state commission approvals.

MidAmerican Energy

In October 2012, the IUB issued an order approving a settlement agreement among MidAmerican Energy, the OCA and a group of large industrial customers that established a fixed adjustment clause to increase revenues by $39 million beginning in March 2012 and an additional $37 million in 2013. The order also approved a revised revenue sharing plan for 2012 and 2013 that provides for MidAmerican Energy to share with its customers 20% of revenue associated with Iowa electric returns on equity between 10% and 10.5%, 50% of revenue associated with Iowa electric returns on equity between 10.5% and 11.75%, 75% of revenue associated with Iowa electric returns on equity between 11.75% and 13.0% and 83.3% of revenue associated with Iowa electric returns on equity above 13.0%. Such shared amounts would reduce MidAmerican Energy's investment in the Walter Scott, Jr. Energy Center Unit 4. MidAmerican Energy is not precluded from seeking interim rate relief in 2013.

Kern River

In December 2009, the FERC issued an order establishing revised rates for the initial period of Kern River's long-term contracts ("Period One") and required that rates be established based on a levelized rate design for eligible customers to elect to take service upon the expiration of those contracts ("Period Two"). The FERC set all other issues related to Period Two for hearing. In November 2010, the FERC issued an order that denied all requests for rehearing related to Period One from the FERC's December 2009 order and established that Kern River is entitled to base its Period Two rates on a 100% equity capital structure.

In July 2011, the FERC issued an order requiring, among other things, that Period Two rates be based on a return on equity of 11.55% and a levelization period that coincides with a contract length of 10 or 15 years. The FERC also determined that capital expenditures associated with compressor engines and general plant replacements can be recovered in a future rate case and cannot be incorporated into Period Two rates at this time. Kern River, as well as others, requested rehearing and clarification of the FERC's July 2011 order. Kern River filed in compliance with the FERC's order in August 2011 and, following an order on compliance, again in September 2011. In late September 2011, the FERC issued a second order on compliance, accepting Kern River's filing. In February 2013, the FERC issued an order that denied the requests for rehearing regarding its previous orders on Period Two. Kern River is currently evaluating the order to determine whether to seek rehearing or clarification on recovery of plant replacements and to appeal any issues regarding either Period One or Period Two.

ETT

In December 2011, ETT filed its second Interim Transmission Cost of Service ("TCOS") of 2011 at the PUCT. The application was based on a test year ended October 31, 2011. The filing requested an increase in total transmission invested capital of $82 million and a total revenue requirement increase of $11 million. In January 2012, the PUCT staff recommended approval of ETT's second interim TCOS filing of 2011. ETT, along with PUCT staff, filed a joint proposed notice of approval. In January 2012, the administrative law judge signed the final order making the new rates effective.

In August 2012, ETT filed its second TCOS of 2012 at the PUCT. The application was based on a test year ended July 31, 2012. The filing requested an increase in total transmission invested capital of $133 million and a total revenue requirement increase of $18 million. In October 2012, the administrative law judge signed the final order making the new rates effective.

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

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in SIPs, which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs most directly affecting the Company's operations are described below.

As a result of Clean Air Act requirements, the Company anticipates retirement of PacifiCorp's Carbon facility in early 2015. In addition, in conjunction with a consent decree filed with the United States District Court in Iowa pursuant to a settlement with the Sierra Club, MidAmerican Energy has committed to cease burning solid fuel, such as coal, at its Walter Scott, Jr. Energy Center Units 1 and 2, George Neal Energy Center Units 1 and 2 and Riverside Energy Center by April 16, 2016; these units represent 9% of MidAmerican Energy's net owned available generating capacity. The George Neal Energy Center Unit 1 and Riverside Energy Center currently have the capability to burn natural gas in the production of electricity, although under current operating and economic conditions, production utilizing natural gas would be very limited. No decisions have been made regarding upgrades to enable the use of natural gas at the other MidAmerican Energy units, which produced 1.8 million MWh of electricity, or 6% of MidAmerican Energy's owned generation production during 2012. The terms of the consent decree are subject to approval by the court.

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

In December 2009, the EPA designated the Utah counties of Davis and Salt Lake, as well as portions of Box Elder, Cache, Tooele, Utah and Weber counties, to be in nonattainment of the fine particulate matter standard. While this designation has the potential to impact PacifiCorp's Lake Side and Gadsby generating facilities, the Utah SIP as submitted to the EPA did not impose significant new requirements on PacifiCorp's impacted generating facilities, nor did the EPA's comments on the Utah SIP identify requirements for PacifiCorp's generating facilities that would have a material impact on the Company's consolidated financial results.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arose out of legal challenges claiming that a March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposed a standard between 60 and 70 parts per billion. In September 2011, the President requested that the EPA withdraw the proposed ozone standard and allow the review of the standards to proceed through the regularly scheduled review in 2013. The EPA is, therefore, proceeding with implementation of the March 2008 ozone standards and, in December 2011, issued its response to states' recommendations on area attainment designations. Part of the EPA's response recommended that the Upper Green River Basin Area in Wyoming, including all of Sublette and portions of Lincoln and Sweetwater Counties, be designated as nonattainment for the March 2008 ozone standard. Final designations were released in April 2012, designating portions of Lincoln and Sweetwater Counties and Sublette County to be in marginal nonattainment. While PacifiCorp's Jim Bridger plant is located in Sweetwater County, it is not in the portion of the designated nonattainment area and is not expected to be impacted by the designation.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 0.10 part per million. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling, in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas, with new monitors required to be placed in service no later than January 2013. Attainment designations were due by June 2012; however, due to the lack of sufficient information to make the designations, the EPA extended the deadline for area designations to June 2013.

In June 2012, the EPA released a proposal to strengthen the fine particulate matter national ambient air quality standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA also proposed a new, separate fine particulate matter standard of either 28 or 30 deciviews or measure of haze, aimed at improving visibility. The new standard was released in December 2012, setting 12 micrograms per cubic meter as the annual standard and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. The EPA anticipates making initial attainment designations by December 2014 that are likely to become effective in early 2015. States would have until 2020 to meet the revised annual standard. Until the attainment designations are made, the Company cannot determine the potential impacts of the standards; however, with the release of the final standards, the EPA indicated its projections show 99% of all counties in the United States with monitors would meet the revised standard. As a result, the Company does not anticipate that any impacts of the revised standard will be significant.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, MATS, was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. While the final MATS continues to be reviewed by the Company, the Company believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards. PacifiCorp currently anticipates that retiring the Carbon Facility in early 2015 will be the least-cost alternative to comply with the MATS and other environmental regulations. PacifiCorp continues to assess compliance alternatives and potential transmission system impacts that could otherwise impact PacifiCorp's ultimate decision with respect to the Carbon Facility, including timing of retirement and decommissioning. MidAmerican Energy is evaluating whether or not to close Walter Scott, Jr. Energy Center Units 1 and 2, and George Neal Energy Center Units 1 and 2. Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on the Company's compliance obligations and the timing of those obligations.

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

In July 2008, a three-judge panel of the D.C. Circuit issued a unanimous decision vacating the CAIR. In December 2008, the D.C. Circuit issued an opinion remanding, without vacating, the CAIR back to the EPA to conduct proceedings to fix the flaws in CAIR consistent with the D.C. Circuit's July 2008 ruling. In response to the court's ruling on CAIR, in July 2010, the EPA proposed the Clean Air Transport Rule ("Transport Rule"), which required electric generating units in 31 states and the District of Columbia to reduce emissions of nitrogen oxides and sulfur dioxide on a state-by-state basis in accordance with each state's modeled contribution to nonattainment of the ozone and fine particulate standards in downwind states.

In July 2011, the EPA issued the final Transport Rule, renamed the Cross-State Air Pollution Rule ("CSAPR"), to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states. Upon full implementation in 2014, the CSAPR would have reduced total sulfur dioxide emissions by 73% and nitrogen oxides emissions by 54% at electric generating facilities in the 27-state region as compared to 2005 levels.

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. Until such time as the challenges to the CSAPR are resolved or the EPA proposes and adopts a new rule, the Company is required and will continue to operate in compliance with the CAIR, which has remained in effect since 2008.

MidAmerican Energy has installed or is in the process of installing emissions controls at some of its coal-fueled generating facilities to comply with the CAIR and may purchase nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The full impact of the CSAPR, or the CAIR, cannot be determined until the outcome of the litigation pending in the D.C. Circuit or the stay of the CSAPR is lifted. It is possible that the existing CAIR or a replacement rule may include more stringent requirements to reduce nitrogen oxides and sulfur dioxide emissions and that these requirements could be extended to the western United States through regulation or legislation such as a multi-pollutant emissions reduction bill.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa and MidAmerican Renewables operates natural gas-fueled generating facilities in Texas, Illinois and New York, which are subject to the CAIR until a replacement rule is adopted. However, the provisions are not anticipated to have a material impact on the Company. PacifiCorp's generating facilities are not subject to the CAIR or the CSAPR.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Arizona, Utah and Wyoming are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to best available retrofit technology requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups have appealed the EPA's approval of the sulfur dioxide portion. The date for appealing the disapproval of the nitrogen oxides and particulate matter portions is March 25, 2013. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality is undertaking an additional best available retrofit technology analysis for each of Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP. It is unknown whether and how this supplemental analysis will impact the EPA's approval and disapproval of the existing SIP.

In Wyoming, the state issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012, but initially proposed to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA proposed to approve the installation of selective catalytic reduction equipment and a baghouse at PacifiCorp's Naughton Unit 3 by December 31, 2014; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 3 by December 31, 2015; and to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 4 by December 31, 2016. The EPA proposed to disapprove the nitrogen oxides and particulate matter SIP for Jim Bridger Units 1 and 2 and instead accelerate the installation of selective catalytic reduction equipment to 2017 from 2021 and 2022, but agreed to accept comment on maintaining the original schedule as the state proposed. In addition, the EPA proposed to reject the SIP for the Wyodak facility and Dave Johnston Unit 3 and require the installation of selective non-catalytic reduction equipment within five years, as well as require the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2. Since the EPA's initial proposal, the EPA has withdrawn its proposed actions on the SIP and its proposed FIP and has indicated its intent to re-propose action of the Wyoming nitrogen oxides and particulate matter SIP by March 2013, and take final action by September 2013. In the meantime, certain groups have appealed the EPA's approval of the sulfur dioxide SIP.

In Arizona, the state issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit has not made any decisions in regard to these appeals.

Other cases are pending before the United States Court of Appeals for the Tenth Circuit with regard to similar appeals of FIPs issued by the EPA in New Mexico and Oklahoma.

Until the EPA takes final action in each state and decisions have been made on each appeal, the Company cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

MidAmerican Energy's units that may be subject to best available retrofit technology requirements have been addressed by the EPA's proposals to accept the emission reductions made by states impacted by the CSAPR or CAIR, including Iowa, as meeting the requirements of the regional haze program. If the EPA continues to support its position, no further emission reductions are expected from MidAmerican Energy's coal-fueled generating facilities for purposes of meeting the regional haze requirements.

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

Climate Change

While significant measures to regulate GHG emissions at the federal level were considered by the United States Congress in 2010, comprehensive climate change legislation has not been adopted. Regulation of GHG emissions under various provisions of the Clean Air Act has continued since the EPA's December 2009 findings that GHG emissions threaten public health and welfare.

In May 2010, the EPA issued the GHG "Tailoring Rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the Tailoring Rule in the D.C. Circuit. In June 2012, the D.C. Circuit dismissed the challenges to the rules and upheld the EPA's actions. Petitions for rehearing by the full D.C. Circuit were filed, which were denied in December 2012.

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per MWh, which are expected to be finalized in the first half of 2013. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources.

International discussions regarding climate change continue to be held periodically with the expiration of the Kyoto Protocol in December 2012. During the December 2012 18th Conference of the Parties in Doha, Qatar, the parties to the Kyoto Protocol agreed to a Kyoto Protocol 2 that will involve more than 25 nations (mainly the European Union and Australia), comprising about 15% of global GHG emissions, to run from 2013 to 2020.

While the debate continues at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG ("GHG Reporting") beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. The Company's domestic energy businesses are subject to this requirement.

In the absence of comprehensive climate legislation or regulation, the Company has continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. Examples of the Company's significant investments in programs and facilities that mitigate its GHG emissions include:

•	MidAmerican Energy owns the largest and PacifiCorp owns the second largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities.

•
As of December 31, 2012, the Company owned 3,697 MW of wind-powered generating capacity in operation at a total cost of $7 billion. The Utilities have power purchase agreements with 978 MW of wind-powered generating capacity.

•
As of December 31, 2012, the Company owned 1,271 MW of solar generating capacity in operation and under construction at a total cost of approximately $6 billion. As of December 31, 2012, 116 MW of solar generating capacity was in service.

•	PacifiCorp owns 1,145 MW of hydroelectric generating capacity.

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

•	MEHC holds a 10% interest in BYD Company Limited, which continues to make advances in applying its proprietary battery technology to electric vehicles and other green energy products.

New federal, regional, state and international accords, legislation, regulation, or judicial proceedings limiting GHG emissions could have a material adverse impact on the Company, the United States and the global economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fueled generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact the Company include:

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

MidAmerican Energy has obtained permits to install emissions reduction equipment at existing generating facilities to comply with the transport rule (previously referenced as CSAPR and in its current implementation of the CAIR requirements) and was required to assess the impacts of the projects on GHG emissions. A GHG emissions limit was imposed on the permits for those projects. PacifiCorp's permitting of certain existing generating facilities to install emissions reduction equipment to comply with the Regional Haze Rules assessed the impacts of the projects on GHG emissions under the GHG Tailoring Rule. No GHG emissions limit was included in the permits. However, PacifiCorp's Lake Side 2 was subject to a best available control technology review and the permit includes a limit for carbon dioxide equivalent emissions. Both MidAmerican Energy's and PacifiCorp's management believe compliance with the GHG limits under these permits will not result in a material adverse impact on its operations. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits; as such, the impacts of the Tailoring Rule on the Company have not been material.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012 and a final rule is expected by April 2013. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. However, the EPA is under a consent decree obligation to establish such standards. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on the Company's existing facilities cannot be determined.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact PacifiCorp, MidAmerican Energy and other MEHC energy subsidiaries, and include:

•
The Western Climate Initiative was established as a comprehensive regional effort to reduce GHG emissions by 15% below 2005 levels by 2020 through a cap-and-trade program that includes the electricity sector. The Western Climate Initiative initially included the states of California, Montana, New Mexico, Oregon, Utah and Washington and the Canadian provinces of British Columbia, Manitoba, Ontario and Quebec. However, only California, British Columbia and Quebec are moving forward under the initiative, with the other states and provinces having left the effort.

•
Under the authority of California's Global Warming Solutions Act signed into law in 2006, the California Air Resources Board adopted a GHG cap-and-trade program with an effective date of January 1, 2012; compliance obligations will be imposed on entities beginning in 2013. The program purports to impose compliance obligations on entities, including PacifiCorp, that deliver wholesale energy to points that are outside of California, irrespective of retail service obligations. These obligations and other impacts to wholesale energy market structures may, if implemented as written, increase costs to PacifiCorp. In addition, California law imposes a GHG emissions performance standard to all electricity generated within the state or delivered from outside the state that is no higher than the GHG emissions levels of a state-of-the-art combined-cycle natural gas-fueled generating facility, as well as legislation that adopts an economy-wide cap on GHG emissions to 1990 levels by 2020. The first auction of GHG allowances was held in California in November 2012.

•
Over the past several years, the states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electricity generating resources. Under the laws in all three states, the emissions performance standards provide that emissions must not exceed 1,100 pounds of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of five or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards. In addition, Washington is undertaking a rulemaking to reduce the emissions performance standard for GHG emissions, which is currently proposed at 970 pounds of carbon dioxide per MWh. If finalized as proposed, the Washington standard will become effective in March 2013.

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

•
The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to reduce GHG emissions in ten Northeastern and Mid-Atlantic states, required, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018. In May 2011, New Jersey withdrew from participation in the Regional Greenhouse Gas Initiative. In February 2013, the Regional Greenhouse Gas Initiative states proposed to lower the previously established emission cap and to identify a policy on emissions associated with imported electricity.

GHG Litigation

The Company closely monitors ongoing environmental litigation. Many of the pending cases described below relate to lawsuits against the industry that attempt to link GHG emissions to public or private harm. The Company believes the cases are without merit, despite decisions where United States Courts of Appeals reversed district court rulings dismissing the cases in 2009. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. Nevertheless, an adverse ruling in any of these cases would likely result in increased regulation and costs for GHG emitters, including the Company's generating facilities.

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

In 2007, the United States District Court for the Southern District of Mississippi ("Southern District of Mississippi") dismissed the case of Ned Comer, et al. v. Murphy Oil USA, et al. ("Comer I"). Plaintiffs brought the putative class action lawsuit based on claims that the defendants' GHG emissions contributed to global warming that resulted in a rise in sea level and added to the ferocity of Hurricane Katrina, which caused damage to the plaintiffs' property. Plaintiffs petitioned for a rehearing before the full court of the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") in March 2010, but in May 2010, the Fifth Circuit dismissed the appeal for failure to have a quorum. The dismissal resulted in the Southern District of Mississippi's decision, holding that property owners did not have standing to sue for climate change and that climate change was a political question for the United States Congress, standing as good law. However, in May 2011, the Comer case was refiled ("Comer II") in the Southern District of Mississippi. In response to the defendants' motions to dismiss in Comer II, the Southern District of Mississippi, in March 2012, granted the motions, dismissing the suit with prejudice. Plaintiffs filed an appeal with the Fifth Circuit in April 2012. Briefs have been filed in the appeal but the court has not yet scheduled oral argument. The Company was not a party in Comer I and is not a party in Comer II.

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the Ninth Circuit. In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. It is possible the plaintiffs will seek review by the United States Supreme Court.

Renewable Portfolio Standards

Each state's RPS described below could significantly impact the Company's consolidated financial results. Resources that meet the qualifying electricity requirements under each RPS vary from state to state. Each state's RPS requires some form of compliance reporting and the Company can be subject to penalties in the event of noncompliance.

Washington's Energy Independence Act establishes a renewable energy target for qualifying electric utilities, including PacifiCorp. The requirements are 3% of retail sales by January 1, 2012 through 2015, 9% of retail sales by January 1, 2016 through 2019 and 15% of retail sales by January 1, 2020 and thereafter.

The Oregon Renewable Energy Act ("OREA") provides a comprehensive renewable energy policy and RPS for Oregon. Subject to certain exemptions and cost limitations established in the law, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, 20% in 2020 through 2024, and 25% in 2025 and subsequent years. PacifiCorp filed its 2011 Oregon RPS compliance report in June 2012. In November 2012, the OPUC determined that PacifiCorp achieved compliance for the 2011 compliance period. As required by the OREA, the OPUC has approved an automatic adjustment clause to allow an electric utility, including PacifiCorp, to recover prudently incurred costs of its investments in renewable energy generating facilities and associated transmission costs.

The California RPS requires all California retail sellers to procure an average of 20% of retail load from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020 and each year thereafter. In December 2011, the CPUC adopted a decision confirming that multi-jurisdictional utilities, such as PacifiCorp, are not subject to the percentage limits within the three categories of RPS-eligible resources established by the legislation that have been imposed on other California retail sellers. The CPUC is in the process of an extensive rulemaking to implement the new requirements under the legislation.

Utah's Energy Resource and Carbon Emission Reduction Initiative provides that, beginning in the year 2025, 20% of adjusted retail electric sales of all Utah utilities be supplied by renewable energy, if it is cost effective. Retail electric sales will be adjusted by deducting the amount of generation from sources that produce zero or reduced carbon emissions, and for sales avoided as a result of energy efficiency and DSM programs. Qualifying renewable energy sources can be located anywhere in the WECC areas, and renewable energy credits can be used.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility and all of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013. Assuming the final rule is issued by June 2013, PacifiCorp's and MidAmerican Energy's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies in 2014. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's or MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements.

Coal Combustion Byproduct Disposal

In December 2008, an ash impoundment dike at the Tennessee Valley Authority's Kingston power plant collapsed after heavy rain, releasing a significant amount of fly ash and bottom ash, coal combustion byproducts, and water to the surrounding area. In light of this incident, federal and state officials have called for greater regulation of the storage and disposal of coal combustion byproducts. In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the RCRA. Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. PacifiCorp operates 16 surface impoundments and six landfills that contain coal combustion byproducts. MidAmerican Energy operates eight surface impoundments and four landfills that contain coal combustion byproducts. These ash impoundments and landfills may be impacted by the newly proposed regulation, particularly if the materials are regulated as hazardous or special waste under RCRA Subtitle C, and could pose significant additional costs associated with ash management and disposal activities at the Company's coal-fueled generating facilities. The public comment period closed in November 2010. The EPA has not indicated when the rule will be finalized, and the substance of the final rule is not known. In briefs filed in litigation pending in the D.C. Circuit to force the EPA to meet a deadline to issue final coal combustion byproduct rules, the EPA indicated it needs until at least 2014 to review comments, formulate a risk assessment and coordinate the rule with the effluent limit guidelines. In the 112th United States Congress, efforts were undertaken, but not adopted, to regulate coal combustion byproducts under RCRA Subtitle D. Similar efforts are expected in the 113th United States Congress. The impact of the proposed regulations on coal combustion byproducts cannot be determined at this time; however, both PacifiCorp and MidAmerican Energy have begun developing surface impoundment and landfill compliance plan options to ensure that physical infrastructure decisions are aligned with the potential outcomes of the rulemaking.

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

•
The FERC oversees the relicensing of existing hydroelectric systems and is also responsible for the oversight and issuance of licenses for new construction of hydroelectric systems, dam safety inspections and environmental monitoring. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the relicensing of PacifiCorp's Klamath River hydroelectric system.

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

MEHC and its subsidiaries have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. The Company's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability but, under certain instances, sufficient covenant tests must be maintained if ratings drop below a certain level. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2012, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2012, the Company would have been required to post $537 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with MEHC's equity commitment agreement related to Topaz, if MEHC does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, MEHC's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz Project, MEHC will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of the Company's collateral requirements specific to the Company's equity commitment.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are and have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in 2013.

The Company is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping and business conduct requirements primarily for "swap dealers" and "major swap participants." The Dodd-Frank Reform Act provides certain exemptions from these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses and the Company believes it will qualify for many of these exemptions. The Company generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and will not be required to register as a swap dealer or major swap participant. The outcome of remaining Dodd-Frank Reform Act rulemaking proceedings cannot be predicted but requirements resulting from these proceedings could directly impact the Company or could have impacts to energy and other markets in general that could have an impact on the Company's consolidated financial results.

Inflation

Historically, overall inflation and changing prices in the economies where MEHC's subsidiaries operate have not had a significant impact on the Company's consolidated financial results. In the United States, the Domestic Regulated Businesses operate under cost-of-service based rate structures administered by various state commissions and the FERC. Under these rate structures, the Domestic Regulated Businesses are allowed to include prudent costs in their rates, including the impact of inflation. The price control formula used by the Northern Powergrid Distribution Companies incorporates the rate of inflation in determining rates charged to customers. MEHC's subsidiaries attempt to minimize the potential impact of inflation on their operations by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs and long-term debt issuances. There can be no assurance that such actions will be successful.

Off-Balance Sheet Arrangements

The Company has certain investments that are accounted for under the equity method in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, an amount is recorded on the Company's Consolidated Balance Sheets as an equity investment and is increased or decreased for the Company's pro-rata share of earnings or losses, respectively, less any dividends from such investments. Certain equity investments are presented on the Consolidated Balance Sheets net of investment tax credits.

As of December 31, 2012, the Company's investments that are accounted for under the equity method had short- and long-term debt of $2.105 billion, unused revolving credit facilities of $301 million and letters of credit outstanding of $328 million. As of December 31, 2012, the Company's pro-rata share of such short- and long-term debt was $1.024 billion, unused revolving credit facilities was $120 million and outstanding letters of credit was $161 million. The entire amount of the Company's pro-rata share of the outstanding short- and long-term debt and unused revolving credit facilities is non-recourse to the Company. $157 million of the Company's pro-rata share of the outstanding letters of credit is recourse to the Company. Although the Company is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

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

Accounting for the Effects of Certain Types of Regulation

The Domestic Regulated Businesses prepare their financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Domestic Regulated Businesses defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which are recognized in earnings in the periods the corresponding changes in regulated rates occur.

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Domestic Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $2.909 billion and total regulatory liabilities were $1.813 billion as of December 31, 2012. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Domestic Regulated Businesses' regulatory assets and liabilities.

Derivatives

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. Each of the Company's business platforms has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. The Company employs a number of different derivative contracts, which may include forwards, futures, options, swaps and other agreements, to manage its commodity price, interest rate and foreign currency exchange rate risks. The Company does not hedge all these risks, thereby exposing the unhedged portion to changes in market prices. Refer to Notes 14 and 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2012, the Company had a net derivative liability of $280 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical, since any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2012, the Company had a net derivative asset of $32 million related to contracts where the Company uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

Almost all of the Company's derivative contracts are probable of inclusion in the rates of its rate-regulated subsidiaries and changes in the estimated fair value of derivative contracts are generally recorded as net regulatory assets or liabilities. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2012, the Company had $235 million recorded as net regulatory assets related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Goodwill and Long-Lived Assets

The Company's Consolidated Balance Sheet as of December 31, 2012 includes goodwill of acquired businesses of $5.120 billion. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2012. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. Refer to Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's goodwill.

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. The impacts of regulation are considered when evaluating the carrying value of regulated assets. Substantially all property, plant and equipment was used in regulated businesses as of December 31, 2012. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

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

Pension and Other Postretirement Benefits

The Company sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. The Company recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2012, the Company recognized a net liability totaling $828 million for the funded status of the Company's defined benefit pension and other postretirement benefit plans. As of December 31, 2012, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets and AOCI totaled $887 million and $784 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. The Company believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about the Company's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2012.

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

The Company chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate is assumed to gradually decline to 5% in 2018 at which point the rate is assumed to remain constant. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

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

	Domestic Plans
			Other Postretirement		United Kingdom
	Pension Plans		Benefit Plans		Pension Plan
	+0.5%	-0.5%	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2012
Benefit Obligations:
Discount rate	$(116)	$127	$(46)	$52	$(166)	$180

Effect on 2012 Periodic Cost:
Discount rate	$(4)	$4	$(2)	$3	$(13)	$14
Expected rate of return on plan assets	(8)	8	(3)	3	(10)	10

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

Income Taxes

In determining the Company's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory jurisdictions. The Company's income tax returns are subject to continuous examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign income tax examinations is uncertain, the Company believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on the Company's consolidated financial results. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's income taxes.

The Utilities are required to pass income tax benefits related to certain property-related basis differences and other various differences on to their customers in certain state jurisdictions. As of December 31, 2012, these amounts were recognized as a regulatory asset of $1.096 billion and a regulatory liability of $21 million and will be included in regulated rates when the temporary differences reverse.

The Company has not established deferred income taxes on the undistributed foreign earnings of Northern Powergrid Holdings or the related currency translation adjustment that have been determined by management to be reinvested indefinitely. The cumulative earnings were approximately $2.5 billion as of December 31, 2012. The Company periodically evaluates its capital requirements. If circumstances change in the future and a portion of Northern Powergrid Holdings' undistributed earnings were repatriated, the dividends would be subject to taxation in the United States. However, any United States income tax liability would be offset, in part, by available United States income tax credits with respect to corporate income taxes previously paid principally in the United Kingdom. Because of the availability of foreign income tax credits, it is not practicable to determine the United States income tax liability that would be recognized if such cumulative earnings were not reinvested indefinitely. The Company has established deferred income taxes on all other undistributed foreign earnings.

Revenue Recognition - Unbilled Revenue

Unbilled revenue was $492 million as of December 31, 2012. Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters, fixed reservation charges based on contractual quantities and rates or, in the case of the Great Britain distribution businesses, when information is received from the national settlement system. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. The Company's significant market risks are primarily associated with commodity prices, interest rates, equity prices, foreign currency exchange rates and the extension of credit to counterparties with which the Company transacts. The following discussion addresses the significant market risks associated with the Company's business activities. Each of the Company's business platforms has established guidelines for credit risk management. Refer to Notes 2 and 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's contracts accounted for as derivatives.

Commodity Price Risk

The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The Company does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. The Company's exposure to commodity price risk is generally limited by its ability to include the costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates, as well as the impact of any customer sharing resulting from cost adjustment mechanisms.

The table that follows summarizes the Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $62 million and $156 million as of December 31, 2012 and 2011, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2012:
Not designated as hedging contracts	$(203)	$(191)	$(217)
Designated as hedging contracts	(32)	4	(68)
Total commodity derivative contracts	$(235)	$(187)	$(285)

As of December 31, 2011:
Not designated as hedging contracts	$(399)	$(341)	$(457)
Designated as hedging contracts	(46)	(7)	(85)
Total commodity derivative contracts	$(445)	$(348)	$(542)

The majority of the Company's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. As of December 31, 2012 and 2011, a net regulatory asset of $235 million and $400 million, respectively, was recorded related to the net derivative liability of $203 million and $399 million, respectively. For the Company's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose the Company to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the Company's fixed-rate long-term debt does not expose the Company to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. The nature and amount of the Company's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 8, 9, 10, and 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of the Company's short- and long-term debt.

As of December 31, 2012 and 2011, the Company had short- and long-term variable-rate obligations totaling $2.239 billion and $1.715 billion, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2012 and 2011.

The Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate the Company's exposure to interest rate risk. Changes in fair value of these agreements designated as cash flow hedges are reported in accumulated other comprehensive income to the extent the hedge is effective until the forecasted transaction occurs, at which time they are recorded as adjustments to interest expense over the term of the related debt issuance. As of December 31, 2012, the Company had variable-to-fixed interest rate swaps for the notional amount of $470 million to protect the Company against an increase in interest rates. The following table summarizes the fair value of the Company's interest rate swaps as of December 31, 2012 and the effects of a hypothetical 20 basis point increase and a 20 basis point decrease in the interest rate. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

		Hypothetical Basis-	Estimated Fair Value after
	Fair Value	Point Change	Hypothetical Change in Price
As of December 31, 2012	$(13)	20 basis point increase	$(8)
		20 basis point decrease	$(18)

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

As of December 31, 2012 and 2011, the Company's investment in BYD Company Limited common stock represented approximately 72% and 68%, respectively, of the total fair value of the Company's equity securities. The Company's remaining equity securities are primarily related to certain trust funds in which realized and unrealized gains and losses are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. The following table summarizes our investment in BYD Company Limited as of December 31, 2012 and 2011 and the effects of a hypothetical 30% increase and a 30% decrease in market price as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

			Estimated	Hypothetical
		Hypothetical	Fair Value after	Percentage Increase
	Fair	Price	Hypothetical	(Decrease) in MEHC
	Value	Change	Change in Prices	Shareholders' Equity

As of December 31, 2012	$675	30% increase	$878	1%
		30% decrease	473	(1)

As of December 31, 2011	$488	30% increase	$634	1%
		30% decrease	342	(1)

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

Northern Powergrid Holdings' functional currency is the British pound. At December 31, 2012, a 10% devaluation in the British pound to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $323 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for Northern Powergrid Holdings of $39 million in 2012.

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

As of December 31, 2012, PacifiCorp's aggregate credit exposure from wholesale activities totaled $290 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2012, $285 million, or 98%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2012, $5 million, or 2%, of PacifiCorp's credit exposure was with counterparties having financial characteristics deemed equivalent to investment grade by PacifiCorp based on internal review. As of December 31, 2012, two counterparties comprised $221 million, or 76%, of the aggregate credit exposure. The two counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2012.

During 2012, approximately 83% of MidAmerican Energy's electric wholesale sales revenue resulted from participation in RTOs, including the MISO and the PJM. MidAmerican Energy has potential indirect credit exposure to other market participants in these RTO markets. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. As of December 31, 2012, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Northern Natural Gas' primary customers include utilities in the upper Midwest. Kern River's primary customers are major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies, financial institutions and natural gas distribution utilities which provide services in Utah, Nevada and California. As a general policy, collateral is not required for receivables from creditworthy customers. Customers' financial condition and creditworthiness, as defined by the tariff, are regularly evaluated and historical losses have been minimal. In order to provide protection against credit risk, and as permitted by the separate terms of each of Northern Natural Gas' and Kern River's tariffs, the companies have required customers that lack creditworthiness to provide cash deposits, letters of credit or other security until they meet the creditworthiness requirements of the respective tariff.

Northern Powergrid Holdings

The Northern Powergrid Distribution Companies charge fees for the use of their electrical infrastructure to supply companies and generators connected to their networks. The supply companies, which purchase electricity from generators and traders and sell the electricity to end-use customers, use the Northern Powergrid Distribution Companies' distribution networks pursuant to the multilateral "Distribution Connection and Use of System Agreement." The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC accounting for approximately 28% of distribution revenue in 2012. The industry operates in accordance with a framework which sets credit limits for each supply business based on its credit rating or payment history and requires them to provide credit cover if their value at risk (measured as being equivalent to 45 days usage) exceeds the credit limit. Acceptable credit typically is provided in the form of a parent company guarantee, letter of credit or an escrow account. Ofgem has indicated that, provided the Northern Powergrid Distribution Companies have implemented credit control, billing and collection in line with best practice guidelines and can demonstrate compliance with the guidelines or are able to satisfactorily explain departure from the guidelines, any bad debt losses arising from supplier default will be recovered through an increase in future allowed income. Losses incurred to date have not been material.

CalEnergy Philippines

NIA's obligations under the Casecnan project agreement are CE Casecnan's sole source of operating revenue. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations under the project agreement and any material failure of the ROP to fulfill its obligation under the performance undertaking would significantly impair the ability to meet existing and future obligations. Total operating revenue for the Casecnan project was $125 million for the year ended December 31, 2012. The Casecnan project agreement expires in December 2021.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MidAmerican Energy Holdings Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2013

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Amounts in millions)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$776	$286
Trade receivables, net	1,380	1,270
Income taxes receivable	336	456
Inventories	766	690
Other current assets	612	581
Total current assets	3,870	3,283

Property, plant and equipment, net	37,614	34,167
Goodwill	5,120	4,996
Regulatory assets	2,840	2,835
Investments and restricted cash and investments	2,392	1,948
Other assets	631	489

Total assets	$52,467	$47,718

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,214	$989
Accrued interest	330	326
Accrued property, income and other taxes	299	340
Accrued employee expenses	188	155
Short-term debt	887	865
Current portion of long-term debt	1,137	1,198
Other current liabilities	695	674
Total current liabilities	4,750	4,547

Regulatory liabilities	1,749	1,663
MEHC senior debt	4,621	4,621
Subsidiary debt	14,977	13,253
Deferred income taxes	7,903	7,076
Other long-term liabilities	2,557	2,293
Total liabilities	36,557	33,453

Commitments and contingencies (Note 16)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,423
Retained earnings	10,782	9,310
Accumulated other comprehensive loss, net	(463)	(641)
Total MEHC shareholders' equity	15,742	14,092
Noncontrolling interests	168	173
Total equity	15,910	14,265

Total liabilities and equity	$52,467	$47,718
The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
Energy	$10,236	$10,181	$10,107
Real estate	1,312	992	1,020
Total operating revenue	11,548	11,173	11,127

Operating costs and expenses:
Energy:
Cost of sales	3,517	3,648	3,890
Operating expense	2,778	2,544	2,470
Depreciation and amortization	1,436	1,329	1,262
Real estate	1,250	968	1,003
Total operating costs and expenses	8,981	8,489	8,625

Operating income	2,567	2,684	2,502

Other income (expense):
Interest expense	(1,176)	(1,196)	(1,225)
Capitalized interest	54	40	54
Allowance for equity AFUDC	74	72	89
Other, net	56	(7)	45
Total other income (expense)	(992)	(1,091)	(1,037)

Income before income tax expense and equity income	1,575	1,593	1,465
Income tax expense	148	294	198
Equity income	68	53	43
Net income	1,495	1,352	1,310
Net income attributable to noncontrolling interests	23	21	72
Net income attributable to MEHC shareholders	$1,472	$1,331	$1,238

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010

Net income	$1,495	$1,352	$1,310

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(28), $(10) and $29	(84)	(30)	54
Foreign currency translation adjustment	135	(10)	(106)
Unrealized gains (losses) on available-for-sale securities, net of tax of $79, $(279) and $(318)	119	(419)	(480)
Unrealized gains (losses) on cash flow hedges, net of tax of $5, $(5) and $15	8	(8)	23
Total other comprehensive income (loss), net of tax	178	(467)	(509)

Comprehensive income	1,673	885	801
Comprehensive income attributable to noncontrolling interests	23	21	72
Comprehensive income attributable to MEHC shareholders	$1,650	$864	$729

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common		Paid-in	Retained	Income (Loss),	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Net	Interests	Equity

Balance, December 31, 2009	75	$—	$5,453	$6,788	$335	$267	$12,843
Deconsolidation of Bridger Coal	—	—	—	—	—	(84)	(84)
Net income	—	—	—	1,238	—	72	1,310
Other comprehensive loss	—	—	—	—	(509)	—	(509)
Common stock purchases	—	—	(9)	(47)	—	—	(56)
Purchase of noncontrolling interest	—	—	(13)	—	—	(44)	(57)
Distributions	—	—	—	—	—	(34)	(34)
Other equity transactions	—	—	(4)	—	—	(1)	(5)
Balance, December 31, 2010	75	—	5,427	7,979	(174)	176	13,408
Net income	—	—	—	1,331	—	21	1,352
Other comprehensive loss	—	—	—	—	(467)	—	(467)
Distributions	—	—	—	—	—	(25)	(25)
Other equity transactions	—	—	(4)	—	—	1	(3)
Balance, December 31, 2011	75	—	5,423	9,310	(641)	173	14,265
Net income	—	—	—	1,472	—	22	1,494
Other comprehensive income	—	—	—	—	178	—	178
Distributions	—	—	—	—	—	(26)	(26)
Other equity transactions	—	—	—	—	—	(1)	(1)
Balance, December 31, 2012	75	$—	$5,423	$10,782	$(463)	$168	$15,910

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,495	$1,352	$1,310
Adjustments to reconcile net income to net cash flows from operating activities:
Loss (gain) on other items, net	4	50	(39)
Depreciation and amortization	1,455	1,341	1,276
Allowance for equity AFUDC	(74)	(72)	(89)
Changes in regulatory assets and liabilities	9	(12)	20
Deferred income taxes and amortization of investment tax credits	1,408	937	854
Other, net	(10)	6	34
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(122)	(139)	(44)
Derivative collateral, net	72	(8)	(96)
Contributions to pension and other postretirement benefit plans, net	(110)	(133)	(139)
Accrued property, income and other taxes	92	(53)	(332)
Accounts payable and other liabilities	108	(49)	4
Net cash flows from operating activities	4,327	3,220	2,759

Cash flows from investing activities:
Capital expenditures	(3,380)	(2,684)	(2,593)
Acquisitions, net of cash acquired	(591)	—	—
Equity method investments	(363)	(124)	(66)
Purchases of available-for-sale securities	(110)	(123)	(106)
Proceeds from sales of available-for-sale securities	88	111	100
Proceeds from sales of assets and business, net	50	10	146
Other, net	(15)	(6)	35
Net cash flows from investing activities	(4,321)	(2,816)	(2,484)

Cash flows from financing activities:
Proceeds from subsidiary debt	2,199	790	231
Repayments of subsidiary debt	(887)	(1,548)	(192)
Repayments of MEHC senior and subordinated debt	(772)	(334)	(281)
Net (repayments of) proceeds from short-term debt	(6)	545	149
Net purchases of common stock	—	—	(56)
Net payments to noncontrolling interests	(26)	(24)	(80)
Other, net	(31)	(18)	(5)
Net cash flows from financing activities	477	(589)	(234)

Effect of exchange rate changes	7	1	—

Net change in cash and cash equivalents	490	(184)	41
Cash and cash equivalents at beginning of period	286	470	429
Cash and cash equivalents at end of period	$776	$286	$470

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Operations

MidAmerican Energy Holdings Company ("MEHC") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company's operations are organized and managed as nine distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), Northern Powergrid Holdings Company ("Northern Powergrid Holdings") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in Electric Transmission Texas, LLC ("ETT") and Electric Transmission America, LLC), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, the Company owns an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in MEHC and Other.

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

Accounting for the Effects of Certain Types of Regulation

PacifiCorp, MidAmerican Energy, Northern Natural Gas and Kern River (the "Domestic Regulated Businesses") prepare their financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Domestic Regulated Businesses defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which are recognized in earnings in the periods the corresponding changes in regulated rates occur.

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Domestic Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets and investments and restricted cash and investments on the Consolidated Balance Sheets.

Investments

The Company's management determines the appropriate classification of investments in debt and equity securities at the acquisition date and reevaluates the classification at each balance sheet date. Investments and restricted cash and investments that management does not intend to use or is restricted from using in current operations are presented as noncurrent on the Consolidated Balance Sheets.

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. Realized and unrealized gains and losses on securities in a trust related to the decommissioning of nuclear generation assets are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity.

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

The Company utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying value of the investment by the Company's proportionate share of the net earnings or losses and OCI of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. Certain equity investments are presented on the Consolidated Balance Sheets net of investment tax credits.

Allowance for Doubtful Accounts

Trade receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2012 and 2011, the allowance for doubtful accounts totaled $22 million and $21 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets.

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

Inventories

Inventories consist mainly of fuel, which includes coal stocks, stored gas and fuel oil, totaling $420 million and $359 million as of December 31, 2012 and 2011, respectively, and materials and supplies totaling $346 million and $331 million as of December 31, 2012 and 2011, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined primarily using the average cost method. The cost of stored gas is determined using either the last-in-first-out ("LIFO") method or the lower of average cost or market. With respect to inventories carried at LIFO cost, the replacement cost would be $26 million and $27 million higher as of December 31, 2012 and 2011, respectively.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. The Company capitalizes all construction related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include capitalized interest, including debt allowance for funds used during construction ("AFUDC"), and equity AFUDC, as applicable to the Domestic Regulated Businesses. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds.

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

Generally when the Company retires or sells a component of domestic regulated property, plant and equipment, it charges the original cost, net of any proceeds from the disposition, to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings.

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

Asset Retirement Obligations

The Company recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. The Company's AROs are primarily related to the decommissioning of nuclear generating facilities and obligations associated with its other generating facilities and offshore natural gas pipelines. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment) and for accretion of the ARO liability due to the passage of time. For the Domestic Regulated Businesses, the difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, the Company estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2012, 2011 and 2010, the Company did not record any goodwill impairment.

The Company records goodwill adjustments for (a) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill and (b) changes to the purchase price allocation prior to the end of the allocation period, which is not to exceed one year from the acquisition date.

Revenue Recognition

Energy Businesses

Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2012 and 2011, unbilled revenue was $492 million and $474 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets. Rates charged by energy businesses are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Real Estate Commission Revenue, Franchise Royalty Fees and Related Fees

Commission revenue from real estate brokerage transactions and related amounts due to agents are recognized when a real estate transaction is closed. Title and escrow closing fee revenue from real estate transactions and related amounts due to the title insurer are recognized at closing. Franchise royalty fees are based on a percentage of commissions earned by franchisees on real estate sales and are recognized when the sale closes.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits related to certain property-related basis differences and other various differences that PacifiCorp and MidAmerican Energy (the "Utilities") are required to pass on to their customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability. As of December 31, 2012 and 2011, these amounts were recognized as regulatory assets of $1.096 billion and $1.013 billion, respectively, and regulatory liabilities of $21 million and $22 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred income tax assets where realization is not likely. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

The Company has not established deferred income taxes on the undistributed foreign earnings of Northern Powergrid Holdings or the related currency translation adjustment that have been determined by management to be reinvested indefinitely. The cumulative earnings were approximately $2.5 billion as of December 31, 2012. The Company periodically evaluates its capital requirements. If circumstances change in the future and a portion of Northern Powergrid Holdings' undistributed earnings were repatriated, the dividends would be subject to taxation in the United States. However, any United States income tax liability would be offset, in part, by available United States income tax credits with respect to corporate income taxes previously paid principally in the United Kingdom. Because of the availability of foreign income tax credits, it is not practicable to determine the United States income tax liability that would be recognized if such cumulative earnings were not reinvested indefinitely. The Company has established deferred income taxes on all other undistributed foreign earnings.

In determining the Company's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory jurisdictions. The Company's income tax returns are subject to continuous examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign income tax examinations is uncertain, the Company believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material adverse impact on the Company's consolidated financial results. The Company's unrecognized tax benefits are primarily included in accrued property, income and other taxes and other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. In January 2013, the FASB issued ASU No. 2013-01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011-11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is also effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on its disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Business Acquisitions

The Company completed various acquisitions totaling $591 million for the year ended December 31, 2012. The purchase price for each acquisition was allocated to the assets acquired, which relate primarily to development and construction costs for the 550-Megawatt ("MW") Topaz solar project ("Topaz Project"), the 81-MW Bishop Hill II wind-powered generation project ("Bishop Hill Project"), the 168-MW Pinyon Pines I and 132-MW Pinyon Pines II wind-generating facilities ("Pinyon Pines Projects") and the 309-MW Antelope Valley I and 270-MW Antelope Valley II solar projects ("Antelope Valley Projects"), and goodwill of $112 million and intangible franchise contracts of $92 million for a 66.7% interest in a real estate brokerage franchise business and five real estate brokerage businesses. The Company assumed long-term debt of $590 million and recognized a redeemable noncontrolling interest of $65 million. The noncontrolling interest member has the right to put the remaining 33.3% interest in the franchise business to HomeServices after March 2015 and HomeServices has the right to purchase the remaining 33.3% interest in the franchise business after March 2018 at a predetermined option exercise price. There were no other material liabilities assumed.

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable
	Life	2012	2011
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$42,682	$40,180
Interstate pipeline assets	3-80 years	6,354	6,245
		49,036	46,425
Accumulated depreciation and amortization		(15,338)	(14,390)
Regulated assets, net		33,698	32,035

Nonregulated assets:
Independent power plants	5-30 years	1,428	677
Other assets	3-30 years	432	429
		1,860	1,106
Accumulated depreciation and amortization		(591)	(533)
Nonregulated assets, net		1,269	573

Net operating assets		34,967	32,608
Construction work-in-progress		2,647	1,559
Property, plant and equipment, net		$37,614	$34,167

Construction work-in-progress includes $1.9 billion and $1.6 billion as of December 31, 2012 and 2011, respectively, related to the construction of regulated assets.

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

The amounts shown in the table below represent the Company's share in each jointly owned facility as of December 31, 2012 (dollars in millions):

			Accumulated	Construction
	Company	Facility In	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

PacifiCorp:
Jim Bridger Nos. 1-4	67%	$1,087	$505	$33
Hunter No. 1	94	391	143	19
Hunter No. 2	60	301	81	—
Wyodak	80	450	158	2
Colstrip Nos. 3 and 4	10	223	119	1
Hermiston(1)	50	172	56	1
Craig Nos. 1 and 2	19	177	92	4
Hayden No. 1	25	55	24	1
Hayden No. 2	13	32	16	—
Foote Creek	79	37	20	—
Transmission and distribution facilities	Various	325	53	1
Total PacifiCorp		3,250	1,267	62

MidAmerican Energy:
Louisa No. 1	88%	738	368	1
Walter Scott, Jr. No. 3	79	542	269	1
Walter Scott, Jr. No. 4(2)	60	437	65	1
Quad Cities Nos. 1 and 2(3)	25	595	272	37
Ottumwa No. 1	52	274	166	88
George Neal No. 3	72	181	136	71
George Neal No. 4	41	171	143	71
Transmission facilities	Various	238	75	—
Total MidAmerican Energy		3,176	1,494	270

MidAmerican Energy Pipeline Group - common facilities	Various	341	183	—

Total		$6,767	$2,944	$332

(1)	PacifiCorp has contracted to purchase the remaining 50% of the output of the Hermiston generating facility.

(2)	Facility in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $46 million, respectively.

(3)	Includes amounts related to nuclear fuel.

(6)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2012	2011

Deferred income taxes(1)	27 years	$1,139	$1,057
Employee benefit plans(2)	9 years	900	834
Unrealized loss on regulated derivative contracts	4 years	240	421
Unamortized contract values	9 years	166	187
Other	Various	464	419
Total regulatory assets		$2,909	$2,918

Reflected as:
Current assets		$69	$83
Noncurrent assets		2,840	2,835
Total regulatory assets		$2,909	$2,918

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
The Company had regulatory assets not earning a return on investment of $2.6 billion as of December 31, 2012 and 2011.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2012	2011

Cost of removal(1)	28 years	$1,461	$1,404
Asset retirement obligations	25 years	106	88
Levelized depreciation	27 years	105	81
Employee benefit plans(2)	12 years	13	12
Unrealized gain on regulated derivative contracts	1 year	5	21
Other	Various	123	125
Total regulatory liabilities		$1,813	$1,731

Reflected as:
Current liabilities		$64	$68
Noncurrent liabilities		1,749	1,663
Total regulatory liabilities		$1,813	$1,731

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

(7)    Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following as of December 31 (in millions):

	2012	2011
Investments:
BYD Company Limited common stock	$675	$488
Rabbi trusts	313	290
Other	105	99
Total investments	1,093	877

Equity method investments:
Electric Transmission Texas, LLC	361	221
CE Generation, LLC	241	255
Bridger Coal Company	187	204
Agua Caliente Solar, LLC	64	—
Other	71	52
Total equity method investments	924	732

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	337	306
Other	154	84
Total restricted cash and investments	491	390

Total investments and restricted cash and investments	$2,508	$1,999

Reflected as:
Current assets	$116	$51
Noncurrent assets	2,392	1,948
Total investments and restricted cash and investments	$2,508	$1,999

Investments

MEHC's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of December 31, 2012 and 2011, the fair value of MEHC's investment in BYD Company Limited common stock was $675 million and $488 million, respectively, which resulted in a pre-tax unrealized gain of $443 million and $256 million as of December 31, 2012 and 2011, respectively.

Rabbi trusts primarily hold corporate-owned life insurance on certain current and former key executives and directors. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. The amount represents the cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value.

Equity Method Investments

In January 2012, MEHC, through a subsidiary, acquired a 49% equity interest in Agua Caliente Solar, LLC ("Agua Caliente"), the owner of a 290-MW solar project (the "Agua Caliente Project") in Arizona. As of December 31, 2012, the equity investment in Agua Caliente is net of investment tax credits totaling $165 million.

MEHC, through a subsidiary, owns 50% of Electric Transmission Texas, LLC, which owns and operates electric transmission assets in the Electric Reliability Council of Texas footprint. MEHC, through a subsidiary, owns 50% of CE Generation, LLC, which is engaged in the independent power business, and through its subsidiaries, owns and operates geothermal generating facilities in the Imperial Valley of California and natural gas-fueled combined cycle cogeneration facilities in New York, Texas and Arizona. MEHC, through a subsidiary, owns 66.67% of Bridger Coal Company ("Bridger Coal"), which is a coal mining joint venture that supplies coal to the Jim Bridger generating facility. Bridger Coal is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner.

Restricted Cash and Investments

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Nuclear Station Units 1 and 2 ("Quad Cities Station"). These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032. As of December 31, 2012 and 2011, the fair value of the trust's funds was invested as follows: 56% and 55%, respectively, in domestic common equity securities; 31% and 29%, respectively, in United States government securities; 10% and 10%, respectively, in domestic corporate debt securities; and 3% and 6%, respectively, in other securities.

(8)    Short-Term Debt and Credit Facilities

The following table summarizes MEHC's and its subsidiaries' availability under their revolving credit facilities as of December 31, (in millions):

				Northern
			MidAmerican	Powergrid	Home-
	MEHC	PacifiCorp	Funding	Holdings	Services	Total(1)
2012:
Revolving credit facilities	$1,079	$1,230	$539	$244	$170	$3,262
Less:
Short-term debt	(825)	—	—	—	(62)	(887)
Tax-exempt bond support and letters of credit	(39)	(602)	(195)	—	—	(836)
Net revolving credit facilities	$215	$628	$344	$244	$108	$1,539

2011:
Revolving credit facilities	$552	$1,355	$654	$233	$50	$2,844
Less:
Short-term debt	(108)	(688)	—	(69)	—	(865)
Tax-exempt bond support and letters of credit	(25)	(304)	(195)	—	—	(524)
Net revolving credit facilities	$419	$363	$459	$164	$50	$1,455

(1)	The above table does not include unused revolving credit facilities and letters of credit for investments that are accounted for under the equity method.

As of December 31, 2012, the Company was in compliance with the covenants of its revolving credit facilities and letter of credit arrangements.

MEHC

In June 2012, MEHC entered into a $600 million senior unsecured credit facility expiring in June 2017. Additionally, MEHC has an unsecured credit facility which had $552 million available until July 2012 and has $479 million available until July 2013. These credit facilities have a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at MEHC's option, plus a spread that varies based on MEHC's credit ratings for its senior unsecured long-term debt securities. These credit facilities are for general corporate purposes and also support MEHC's commercial paper program and letters of credit for the benefit of certain subsidiaries and affiliates. As of December 31, 2012 and 2011, the weighted average interest rate on borrowings outstanding was 0.42% and 0.79%, respectively. The credit facilities require that MEHC's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of any quarter.

PacifiCorp

In June 2012, PacifiCorp replaced its existing $635 million unsecured credit facility with a $600 million unsecured credit facility expiring in June 2017. This facility is for general corporate purposes including supporting PacifiCorp's commercial paper program and provides for the issuance of letters of credit. Additionally, PacifiCorp has an unsecured credit facility which had $720 million available until July 2012 and has $630 million available until July 2013, which supports PacifiCorp's commercial paper program and certain variable-rate tax-exempt bond obligations. These credit facilities have a variable interest rate based on LIBOR or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of December 31, 2011, the weighted average interest rate on commercial paper borrowings outstanding was 0.51%. The credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter for the $600 million credit facility or at any time for the $630 million credit facility.

As of December 31, 2012 and 2011, PacifiCorp had $602 million and $601 million, respectively, of letters of credit issued under committed arrangements, of which $602 million and $304 million, respectively, were issued under the credit facilities. These letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations and certain collateral requirements of commodity contracts, were fully available as of December 31, 2012 and 2011, and expire periodically from March 2013 through November 2013.

MidAmerican Funding

MidAmerican Energy has an unsecured credit facility which had $645 million available until July 2012 and has $530 million available until July 2013, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations. The credit facility has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. The $530 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter.

Northern Powergrid Holdings

In August 2012, Northern Powergrid Holdings replaced its existing £150 million unsecured credit facility expiring in March 2013 with a £150 million unsecured credit facility expiring in August 2017. The replacement credit facility has a variable interest rate based on sterling LIBOR plus a spread that varies based on its credit ratings. As of December 31, 2011, the weighted average interest rate on borrowings outstanding was 2.14%. The credit facility requires that the ratio of consolidated senior total net debt, including current maturities, to regulated asset value not exceed 0.8 to 1.0 at Northern Powergrid Holdings and 0.65 to 1.0 at Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc as of June 30 and December 31. Additionally, Northern Powergrid Holdings' interest coverage ratio shall not be less than 2.5 to 1.0.

HomeServices

In October 2012, HomeServices increased its existing $50 million unsecured credit facility expiring in December 2013 to $125 million. The facility has a variable interest rate based on the prime lending rate or LIBOR, at HomeServices' option, plus a spread that varies based on HomeServices' senior debt ratio. As of December 31, 2012, HomeServices had $45 million of borrowings outstanding under its credit facility at a weighted average rate of 1.5%. As of December 31, 2011, HomeServices had no borrowings outstanding under its credit facility. The credit facility requires that HomeServices maintain no borrowings under the facility for at least 45 consecutive days on a rolling twelve month basis and borrowings under the facility cannot exceed a ratio of senior debt to EBITDA of 2.0 to 1.0 at the end of any fiscal quarter.

During 2012, HomeServices acquired a subsidiary that maintains a $40 million mortgage line of credit used for mortgage banking activities that is due on demand with a 90-day notice from either party. The mortgage line of credit has a variable rate based on LIBOR plus a spread, with a minimum rate of 3.5%. Collateral for this credit facility is equal to the loans funded with this warehouse credit and an additional $1 million of cash on deposit. As of December 31, 2012, HomeServices had $15 million outstanding under its mortgage line at a weighted average interest rate of 3.5%.

MidAmerican Renewables Letters of Credit

In connection with its bond offering, Topaz entered into a letter of credit and reimbursement facility in an aggregate principal amount of $345 million. Letters of credit issued under the letter of credit facility will be used to (a) provide security under the power purchase agreement and large generator interconnection agreements, (b) fund the debt service reserve requirement and the operation and maintenance debt service reserve requirement, (c) provide security for remediation and mitigation liabilities, and (d) provide security in respect of conditional use permit sales tax obligations. As of December 31, 2012, Topaz had $75 million of letters of credit issued under this facility.

Pursuant to an equity funding and contribution agreement, MEHC has committed to provide Agua Caliente with funding for (a) base equity contributions of up to an aggregate amount of $303 million for the construction of the Agua Caliente Project, and (b) transmission upgrade costs. In January 2012, MEHC entered into a $303 million letter of credit facility related to its funding commitments. The equity funding and contribution agreement and the letter of credit commitment decreases as equity is contributed to the Agua Caliente Project. As of December 31, 2012, the balance of the commitment was $132 million.

As of December 31, 2012, Pinyon Pines I and II collectively have letters of credit outstanding of $34 million primarily in support of the power purchase agreements associated with the projects.

(9)	MEHC Debt

Senior Debt

MEHC senior debt represents unsecured senior obligations of MEHC and consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (in millions):

	Par Value	2012	2011

3.15% Senior Notes, due 2012	$—	$—	$250
5.875% Senior Notes, due 2012	—	—	492
5.00% Senior Notes, due 2014	250	250	250
5.75% Senior Notes, due 2018	650	649	649
8.48% Senior Notes, due 2028	475	484	484
6.125% Senior Bonds, due 2036	1,700	1,699	1,699
5.95% Senior Bonds, due 2037	550	547	547
6.50% Senior Bonds, due 2037	1,000	992	992
Total MEHC Senior Debt	$4,625	$4,621	$5,363

Reflected as:
Current liabilities		$—	$742
Noncurrent liabilities		4,621	4,621
Total MEHC Senior Debt		$4,621	$5,363

Subordinated Debt

MEHC subordinated debt consists of the following, including fair value adjustments, as of December 31 (in millions):

	Par Value	2012	2011

MidAmerican Capital Trust II-11.00%, due 2012	$—	$—	$22
Total MEHC Subordinated Debt	$—	$—	$22

In the fourth quarter of 2011, MEHC called and repaid at par value $191 million of 6.5% CalEnergy Capital Trust III subordinated debt due in 2027 and recognized a loss on the redemption of $40 million. In July 2010, MEHC called and repaid at par value $92 million of 6.25% CalEnergy Capital Trust II subordinated debt due in 2012. Interest expense to Berkshire Hathaway for the years ended December 31, 2012, 2011 and 2010 was $- million, $13 million and $30 million, respectively.

(10)    Subsidiary Debt

MEHC's direct and indirect subsidiaries are organized as legal entities separate and apart from MEHC and its other subsidiaries. Pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties; the equity interest of MidAmerican Funding's subsidiary; the long-term customer contracts of Kern River; and substantially all of the assets of Topaz Solar Farms LLC, Bishop Hill Energy II LLC, Pinyon Pines Wind I, LLC, Pinyon Pines Wind II, LLC and Cordova Energy Company LLC are pledged or encumbered to support or otherwise provide the security for their related subsidiary debt. It should not be assumed that the assets of any subsidiary will be available to satisfy MEHC's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets which are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC or affiliates thereof. The long-term debt of subsidiaries may include provisions that allow MEHC's subsidiaries to redeem it in whole or in part at any time. These provisions generally include make-whole premiums.

Distributions at these separate legal entities are limited by various covenants including, among others, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2012, all subsidiaries were in compliance with their long-term debt covenants. However, Cordova Energy Company LLC is currently prohibited from making distributions by the terms of its indenture due to its failure to meet its debt service coverage ratio requirement.

Long-term debt of subsidiaries consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (in millions):

	Par Value	2012	2011

PacifiCorp	$6,948	$6,934	$6,300
MidAmerican Funding	3,616	3,546	3,401
MidAmerican Energy Pipeline Group	1,528	1,528	1,665
Northern Powergrid Holdings	2,362	2,451	2,128
MidAmerican Renewables	1,656	1,655	193
Total subsidiary debt	$16,110	$16,114	$13,687

Reflected as:
Current liabilities		$1,137	$434
Noncurrent liabilities		14,977	13,253
Total subsidiary debt		$16,114	$13,687

PacifiCorp

PacifiCorp's long-term debt consists of the following, including unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2012	2011
First mortgage bonds:
5.0% to 8.8%, due through 2017	$441	$441	$458
3.0% to 8.5%, due 2018 to 2022	1,875	1,872	1,422
6.7% to 8.2%, due 2023 to 2026	249	249	249
7.7% due 2031	300	300	299
5.3% to 6.3%, due 2034 to 2037	2,050	2,047	2,047
4.1% to 6.4%, due 2038 to 2042	1,250	1,242	943
Tax-exempt bond obligations:
Variable-rate series (2012-0.14% to 0.15%, 2011-0.10% to 0.24%):
Due 2013(1)(2)	41	41	41
Due 2014 to 2025(2)	325	325	325
Due 2016 to 2024(1)(2)	221	221	221
Variable-rate series, due 2014 to 2025(1)(3)	68	68	68
5.63% to 5.65%, due 2021 to 2023(1)	—	—	71
6.15%, due 2030	—	—	13
Capital lease obligations - 8.75% to 15.68%, due through 2036	128	128	143
Total PacifiCorp	$6,948	$6,934	$6,300

(1)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

(2)	Supported by $601 million of letters of credit issued under committed bank arrangements. These letters of credit were undrawn as of December 31, 2012 and expire periodically through November 2013.

(3)	Interest rates are currently fixed at 3.90% to 4.13% and are scheduled to reset in 2013.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $23 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2012.

In March 2012, PacifiCorp redeemed $84 million of tax-exempt bond obligations prior to scheduled maturity with a weighted average interest rate of 5.72%.

MidAmerican Funding

MidAmerican Funding's long-term debt consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2012	2011
MidAmerican Funding:
6.927% Senior Notes, due 2029	$325	$286	$286

MidAmerican Energy:
Tax-exempt bond obligations -
Variable-rate series (2012-0.18%, 2011-0.15%), due 2016-2038	195	195	195
Notes:
5.125% Series, due 2013	—	—	275
4.65% Series, due 2014	350	350	350
5.95% Series, due 2017	250	250	250
5.3% Series, due 2018	350	349	349
6.75% Series, due 2031	400	397	396
5.75% Series, due 2035	300	300	300
5.8% Series, due 2036	350	350	349
Turbine purchase obligation, 1.46%, due 2013(1)	669	659	650
Turbine purchase obligation, 1.43%, due 2015(1)	426	409	—
Other	1	1	1
Total MidAmerican Energy	3,291	3,260	3,115

Total MidAmerican Funding	$3,616	$3,546	$3,401

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy has accrued as property, plant and equipment, net amounts it is not contractually obligated to pay until the future. The amounts ultimately payable were discounted and recognized upon delivery of the equipment as long-term debt. The discount is being amortized as interest expense over the period until payment is due using the effective interest method.

In June 2012, MidAmerican Energy redeemed $275 million of its 5.125% Senior Notes due January 2013 at a redemption price determined in accordance with the terms of the indenture.

MidAmerican Energy Pipeline Group

MidAmerican Energy Pipeline Group's long-term debt consists of the following, including unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2012	2011
Northern Natural Gas:
5.375% Senior Notes, due 2012	$—	$—	$300
5.125% Senior Notes, due 2015	100	100	100
5.75% Senior Notes, due 2018	200	200	200
4.25% Senior Notes, due 2021	200	200	200
5.8% Senior Bonds, due 2037	150	150	150
4.1% Senior Bonds, due 2042	250	250	—
Total Northern Natural Gas	900	900	950

Kern River:
6.676% Senior Notes, due 2016	227	227	257
4.893% Senior Notes, due 2018	401	401	458
Total Kern River	628	628	715

Total MidAmerican Energy Pipeline Group	$1,528	$1,528	$1,665

Kern River's long-term debt amortizes monthly. Kern River provides a debt service reserve letter of credit in amounts that approximate the next six months of principal and interest payments due on the loans, which were equal to $59 million and $62 million as of December 31, 2012 and 2011, respectively.

Northern Powergrid Holdings

Northern Powergrid Holdings and its subsidiaries' long-term debt consists of the following, including fair value adjustments and unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value(1)	2012	2011

8.875% Bonds, due 2020	$163	$186	$181
9.25% Bonds, due 2020	325	365	355
3.901% to 4.586% European Investment Bank loans, due 2018 to 2022	435	435	418
7.25% Bonds, due 2022	325	347	334
7.25% Bonds, due 2028	301	314	301
4.375% Bonds, due 2032	244	240	—
5.125% Bonds, due 2035	325	321	307
5.125% Bonds, due 2035	244	243	232
Total Northern Powergrid Holdings	$2,362	$2,451	$2,128

(1)	The par values for these debt instruments are denominated in sterling and have been converted to United States dollars at the applicable exchange rate.

MidAmerican Renewables

MidAmerican Renewables long-term debt consists of the following, including fair value adjustments, as of December 31 (dollars in millions):

	Par Value	2012	2011
Fixed-rate:
Cordova Funding Corporation Bonds, 8.48% to 9.07%, due 2019(1)	$152	$151	$159
Topaz Solar Farms Senior Notes, 5.75%, due 2039(1)	850	850	—
Bishop Hill Holdings Senior Notes, 5.125%, due 2032(1)	120	120	—
Other	32	32	34
Variable-rate:
Pinyon Pines I and II Construction Loans, due 2019(2)	437	437	—
Pinyon Pines I and II Cash Grant Loans, 2.59%, due 2013	65	65	—
Total MidAmerican Renewables	$1,656	$1,655	$193

(1)	Amortizes quarterly or semiannually.

(2)
The construction loans have variable interest rates based on LIBOR plus a spread that varies during the term of the agreement. The weighted average variable interest rate as of December 31, 2012 was 2.85%. The Company has entered into interest rate swaps that fix the interest rate on 75% of the outstanding debt. The weighted average fixed interest rate for the 75% portion is fixed at 4.43% as of December 31, 2012.

Annual Repayments of Long-Term Debt

The annual repayments of MEHC and subsidiary debt for the years beginning January 1, 2013 and thereafter, excluding fair value adjustments and unamortized premiums and discounts, are as follows (in millions):

						2018 and
	2013	2014	2015	2016	2017	Thereafter	Total

MEHC	$—	$250	$—	$—	$—	$4,375	$4,625
PacifiCorp	284	274	147	71	59	6,113	6,948
MidAmerican Funding	669	350	427	34	254	1,882	3,616
MidAmerican Energy Pipeline Group	80	81	185	190	62	930	1,528
Northern Powergrid Holdings	—	—	—	—	—	2,362	2,362
MidAmerican Renewables	104	37	66	83	84	1,282	1,656
Totals	$1,137	$992	$825	$378	$459	$16,944	$20,735

(11)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2012	2011	2010
Current:
Federal	$(1,314)	$(820)	$(822)
State	(67)	9	40
Foreign	121	168	126
	(1,260)	(643)	(656)
Deferred:
Federal	1,475	1,012	940
State	(11)	(11)	(34)
Foreign	(51)	(59)	(46)
	1,413	942	860

Investment tax credits - the Utilities	(5)	(5)	(6)
Total	$148	$294	$198

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2012	2011	2010

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(14)	(11)	(10)
State income tax, net of federal income tax benefit	(3)	—	—
Income tax effect of foreign income	(7)	(5)	(7)
Income tax method changes	(1)	(2)	(4)
Effects of ratemaking	(1)	—	(2)
Other, net	—	1	2
Effective income tax rate	9%	18%	14%

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

MidAmerican Energy changed the methods by which it determines current income tax deductions for repair costs ("Repairs Deduction") and administrative and general costs ("A&G Deduction") related to certain of its regulated utility assets. These changes result in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy was allowed to retroactively apply the method changes and deduct amounts related to prior years' costs on the tax return that includes the year of change. State utility rate regulation in Iowa requires that the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets in recognition of MidAmerican Energy's ability to recover increased tax expense when such temporary differences reverse. This treatment of such temporary differences impacts income tax expense and effective income tax rates from year to year. Accordingly, earnings for the year ended December 31, 2012 reflect $16 million of income tax benefits recognized in connection with the Repairs Deduction for income tax years prior to 2012 related to MidAmerican Energy's regulated electric utility transmission and distribution assets. Earnings for the year ended December 31, 2010 reflect $17 million of income tax benefits recognized in connection with the Repairs Deduction for tax years prior to 2010 related to MidAmerican Energy's regulated natural gas utility assets and jointly owned regulated electric utility assets. MidAmerican Energy's A&G Deduction computed for tax years prior to 2010 resulted in the recognition of $44 million of income tax benefits in earnings for the year ended December 31, 2010. In 2011, MidAmerican Energy recognized $35 million of income tax benefits in conjunction with the partial resolution of certain tax issues related to tax positions taken for these income tax method changes.

Berkshire Hathaway includes the Company in its United States federal income tax return. As of December 31, 2012 and 2011, the Company had current income taxes receivable from Berkshire Hathaway of $336 million and $456 million, respectively.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2012	2011
Deferred income tax assets:
Regulatory liabilities	$736	$716
State and federal carryforwards	403	314
Employee benefits	317	311
AROs	192	179
Foreign carryforwards	93	152
Derivative contracts	78	175
Other	441	414
Total deferred income tax assets	2,260	2,261
Valuation allowances	(16)	(14)
Total deferred income tax assets, net	2,244	2,247

Deferred income tax liabilities:
Property related items	(8,366)	(7,638)
Regulatory assets	(1,093)	(1,119)
Investments	(351)	(177)
Other	(226)	(254)
Total deferred income tax liabilities	(10,036)	(9,188)
Net deferred income tax liability	$(7,792)	$(6,941)

Reflected as:
Current assets - other	$119	$149
Current liabilities - other	(8)	(14)
Deferred income taxes	(7,903)	(7,076)
	$(7,792)	$(6,941)

As of December 31, 2012, the Company has available state carryforwards, principally for net operating losses, totaling $347 million and federal carryforwards totaling $56 million, which expire at various intervals between 2013 and 2032. As of December 31, 2012, the Company has available $93 million of foreign tax credit carryforwards that expire 10 years after the date the foreign earnings are repatriated through actual or deemed dividends. As of December 31, 2012, the statute of limitation had not begun on the foreign tax credit carryforwards.

The United States Internal Revenue Service has closed examination of the Company's income tax returns through February 2006. In the United Kingdom, each legal entity is subject to examination by HM Revenue and Customs ("HMRC"), the United Kingdom equivalent of the United States Internal Revenue Service. HMRC has closed examination of the Company's income tax returns through 2008. In addition, state jurisdictions have closed examination of the Company's income tax returns through at least February 9, 2006, except for PacifiCorp where the examinations have been closed through 1993. The Company's income tax returns in the Philippines, the most significant other foreign jurisdiction, have been closed through at least 2005.

A reconciliation of the beginning and ending balances of the Company's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2012	2011

Beginning balance	$265	$308
Additions based on tax positions related to the current year	81	15
Additions for tax positions of prior years	54	15
Reductions for tax positions of prior years	(90)	(58)
Statute of limitations	(68)	(12)
Settlements	(8)	—
Interest and penalties	(11)	(3)
Ending balance	$223	$265

As of December 31, 2012 and 2011, the Company had unrecognized tax benefits totaling $113 million and $156 million, respectively, that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective tax rate.

(12)    Employee Benefit Plans

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2012	2011	2010	2012	2011	2010

Service cost	$25	$28	$29	$11	$11	$10
Interest cost	98	102	105	36	41	42
Expected return on plan assets	(119)	(118)	(114)	(43)	(43)	(43)
Net amortization	37	20	12	1	16	13
Net periodic benefit cost	$41	$32	$32	$5	$25	$22

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Plan assets at fair value, beginning of year	$1,486	$1,506	$597	$605
Employer contributions	114	126	10	30
Participant contributions	—	—	9	16
Actual return on plan assets	194	(13)	78	—
Benefits paid	(139)	(133)	(44)	(54)
Plan assets at fair value, end of year	$1,655	$1,486	$650	$597

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Benefit obligation, beginning of year	$2,090	$1,974	$773	$770
Service cost	25	28	11	11
Interest cost	98	102	36	41
Participant contributions	—	—	9	16
Plan amendments	—	(4)	—	(72)
Actuarial loss	163	123	60	58
Benefits paid, net of Medicare subsidy	(139)	(133)	(44)	(51)
Benefit obligation, end of year	$2,237	$2,090	$845	$773
Accumulated benefit obligation, end of year	$2,211	$2,060

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Plan assets at fair value, end of year	$1,655	$1,486	$650	$597
Less - Benefit obligation, end of year	2,237	2,090	845	773
Funded status	$(582)	$(604)	$(195)	$(176)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$13	$15
Other current liabilities	(12)	(12)	—	—
Other long-term liabilities	(570)	(592)	(208)	(191)
Amounts recognized	$(582)	$(604)	$(195)	$(176)
The SERPs have no plan assets; however, the Company has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERPs. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $180 million and $170 million as of December 31, 2012 and 2011, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2012	2011	2012	2011

Net loss	$775	$734	$265	$254
Prior service credit	(33)	(41)	(93)	(104)
Regulatory deferrals	(5)	(7)	3	3
Total	$737	$686	$175	$153

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2012 and 2011 is as follows (in millions):

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Pension
Balance, December 31, 2010	$447	$(1)	$9	$455
Net loss arising during the year	246	1	8	255
Prior service credit arising during the year	(4)	—	—	(4)
Net amortization	(20)	—	—	(20)
Total	222	1	8	231
Balance, December 31, 2011	669	—	17	686
Net loss arising during the year	79	—	9	88
Net amortization	(36)	—	(1)	(37)
Total	43	—	8	51
Balance, December 31, 2012	$712	$—	$25	$737

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Other Postretirement
Balance, December 31, 2010	$165	$(22)	$—	$143
Net loss arising during the year	86	12	1	99
Prior service credit arising during the year	(61)	(3)	(1)	(65)
Reduction in net transition obligation	(8)	—	—	(8)
Net amortization	(17)	1	—	(16)
Total	—	10	—	10
Balance, December 31, 2011	165	(12)	—	153
Net loss (gain) arising during the year	24	(2)	—	22
Net amortization	(1)	1	—	—
Total	23	(1)	—	22
Balance, December 31, 2012	$188	$(13)	$—	$175

The net loss, prior service credit and regulatory deferrals that will be amortized in 2013 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$67	$(7)	$(1)	$59
Other postretirement	18	(13)	1	6
Total	$85	$(20)	$—	$65

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2012	2011	2010	2012	2011	2010

Benefit obligations as of December 31:
PacifiCorp-sponsored plans
Discount rate	4.05%	4.90%	5.35%	4.10%	4.95%	5.45%
Rate of compensation increase	3.00%	3.50%	3.50%	N/A	N/A	N/A
MidAmerican Energy-sponsored plans
Discount rate	4.00%	4.75%	5.50%	3.75%	4.75%	5.50%
Rate of compensation increase	3.00%	3.50%	3.50%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
PacifiCorp-sponsored plans
Discount rate	4.90%	5.35%	5.80%	4.95%	5.45%	5.85%
Expected return on plan assets	7.50%	7.50%	7.75%	7.50%	7.50%	7.75%
Rate of compensation increase	3.50%	3.50%	3.00%	N/A	N/A	N/A
MidAmerican Energy-sponsored plans
Discount rate	4.75%	5.50%	6.00%	4.75%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	3.50%	3.50%	3.00%	N/A	N/A	N/A

	2012	2011
Assumed healthcare cost trend rates as of December 31:
PacifiCorp-sponsored plans
Healthcare cost trend rate assumed for next year	8.00%	8.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2018	2016
MidAmerican Energy-sponsored plans
Healthcare cost trend rate assumed for next year	8.00%	7.40%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2018	2016

In establishing its assumption as to the expected return on plan assets, the Company utilizes the expected asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost	$3	$(2)
Other postretirement benefit obligation	49	(39)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $72 million and $13 million, respectively, during 2013. Funding to the established pension trusts is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. The Company considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. The Company's funding policy for its other postretirement benefit plans is to contribute an amount equal to the sum of the net periodic benefit cost and the amount of Medicare subsidies expected to be earned during the period.

The expected benefit payments to participants in the Company's pension and other postretirement benefit plans for 2013 through 2017 and for the five years thereafter are summarized below (in millions):

	Projected Benefit
	Payments
		Other
	Pension	Postretirement

2013	$153	$51
2014	158	52
2015	160	53
2016	164	56
2017	164	59
2018-22	792	299

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

The target allocations (percentage of plan assets) for the Company's pension and other postretirement benefit plan assets are as follows as of December 31, 2012:

Other
	Pension(1)	Postretirement(1)
	%	%
PacifiCorp:
Debt securities(2)	33-37	33-37
Equity securities(2)	53-57	61-65
Limited partnership interests	8-12	1-3
Other	0-1	0-1

MidAmerican Energy:
Debt securities(2)	20-30	25-35
Equity securities(2)	65-75	60-80
Real estate funds	2-8	0
Other	0-5	0-5

(1)
PacifiCorp's retirement plan trust includes a separate account that is used to fund benefits for the other postretirement plan. In addition to this separate account, the assets for the other postretirement benefit plans are held in Voluntary Employees' Beneficiary Association ("VEBA") Trusts, each of which has its own investment allocation strategies. Target allocations for the other postretirement benefit plan include the separate account of the retirement plan trust and the VEBA trusts.

(2)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit pension plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents	$1	$19	$—	$20
Debt securities:
United States government obligations	67	—	—	67
International government obligations	—	67	—	67
Corporate obligations	—	95	—	95
Municipal obligations	—	12	—	12
Agency, asset and mortgage-backed obligations	—	63	—	63
Equity securities:
United States companies	520	—	—	520
International companies	7	—	—	7
Investment funds(2)	213	469	—	682
Limited partnership interests(3)	—	—	96	96
Real estate funds	—	—	26	26
Total	$808	$725	$122	$1,655

As of December 31, 2011
Cash equivalents	$—	$18	$—	$18
Debt securities:
United States government obligations	27	—	—	27
International government obligations	—	73	—	73
Corporate obligations	—	92	—	92
Municipal obligations	—	12	—	12
Agency, asset and mortgage-backed obligations	—	80	—	80
Equity securities:
United States companies	481	—	—	481
International companies	7	—	—	7
Investment funds(2)	180	421	—	601
Limited partnership interests(3)	—	—	71	71
Real estate funds	—	—	24	24
Total	$695	$696	$95	$1,486

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 68% and 32%, respectively, for 2012 and 69% and 31%, respectively, for 2011. Additionally, these funds are invested in United States and international securities of approximately 62% and 38%, respectively, for 2012 and 66% and 34%, respectively, for 2011.

(3)	Limited partnership interests include several funds that invest primarily in buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	8	—	—	8
International government obligations	—	5	—	5
Corporate obligations	—	14	—	14
Municipal obligations	—	33	—	33
Agency, asset and mortgage-backed obligations	—	17	—	17
Equity securities:
United States companies	239	—	—	239
International companies	3	—	—	3
Investment funds(2)	215	103	—	318
Limited partnership interests(3)	—	—	7	7
Total	$471	$172	$7	$650

As of December 31, 2011
Cash equivalents	$9	$—	$—	$9
Debt securities:
United States government obligations	8	—	—	8
International government obligations	—	5	—	5
Corporate obligations	—	12	—	12
Municipal obligations	—	31	—	31
Agency, asset and mortgage-backed obligations	—	15	—	15
Equity securities:
United States companies	219	—	—	219
International companies	2	—	—	2
Investment funds(2)	196	94	—	290
Limited partnership interests(3)	—	—	6	6
Total	$434	$157	$6	$597

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 56% and 44%, respectively, for 2012 and 56% and 44%, respectively, for 2011. Additionally, these funds are invested in United States and international securities of approximately 63% and 37%, respectively, for 2012 and 67% and 33%, respectively, for 2011.

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

The following table reconciles the beginning and ending balances of the Company's plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

			Other
	Pension		Postretirement-
	Limited	Real	Limited
	Partnership	Estate	Partnership
	Interests	Funds	Interests

Balance, December 31, 2009	$80	$15	$8
Actual return on plan assets still held at December 31, 2010	10	2	—
Purchases, sales, distributions and settlements	(6)	—	(1)
Balance, December 31, 2010	84	17	7
Actual return on plan assets still held at December 31, 2011	7	4	1
Purchases, sales, distributions and settlements	(20)	3	(2)
Balance, December 31, 2011	71	24	6
Actual return on plan assets still held at December 31, 2012	7	2	1
Purchases, sales, distributions and settlements	18	—	—
Balance, December 31, 2012	$96	$26	$7

Defined Contribution Plans

The Company sponsors defined contribution plans (401(k) plans) covering substantially all employees. The Company's contributions vary depending on the plan, but are based primarily on each participant's level of contribution and cannot exceed the maximum allowable for tax purposes. The Company's contributions to these plans were $62 million, $60 million and $57 million for the years ended December 31, 2012, 2011 and 2010, respectively. As previously described, certain participants now receive enhanced benefits in the 401(k) plans and no longer accrue benefits in the noncontributory defined benefit pension plans.

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

Net periodic benefit cost for the UK Plan included the following components for the years ended December 31 (in millions):

	2012	2011	2010

Service cost	$19	$19	$15
Interest cost	85	92	89
Expected return on plan assets	(104)	(115)	(102)
Net amortization	43	37	30
Net periodic benefit cost	$43	$33	$32

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	2012	2011

Plan assets at fair value, beginning of year	$1,759	$1,633
Employer contributions	79	79
Participant contributions	3	4
Actual return on plan assets	147	141
Benefits paid	(80)	(85)
Foreign currency exchange rate changes	88	(13)
Plan assets at fair value, end of year	$1,996	$1,759

The following table is a reconciliation of the benefit obligation for the years ended December 31 (in millions):

	2012	2011

Benefit obligation, beginning of year	$1,773	$1,655
Service cost	19	19
Interest cost	85	92
Participant contributions	3	4
Actuarial loss	157	101
Benefits paid	(80)	(85)
Foreign currency exchange rate changes	90	(13)
Benefit obligation, end of year	$2,047	$1,773
Accumulated benefit obligation, end of year	$1,826	$1,587

The funded status of the UK Plan and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	2012	2011

Plan assets at fair value, end of year	$1,996	$1,759
Less - Benefit obligation, end of year	2,047	1,773
Funded status	$(51)	$(14)

Amounts recognized on the Consolidated Balance Sheets-Other long-term liabilities	$(51)	$(14)

Unrecognized Amounts

The portion of the funded status of the UK Plan not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	2012	2011

Net loss	$757	$653
Prior service cost	2	3
Total	$759	$656

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost, which are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, for the years ended December 31 is as follows (in millions):

	2012	2011

Balance, beginning of year	$656	$624
Net loss arising during the year	113	74
Net amortization	(43)	(37)
Foreign currency exchange rate changes	33	(5)
Total	103	32
Balance, end of year	$759	$656

The net loss and prior service cost that will be amortized from accumulated other comprehensive loss in 2013 into net periodic benefit cost are estimated to be $54 million and $2 million, respectively.

Plan Assumptions
Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2012	2011	2010

Benefit obligations as of December 31:
Discount rate	4.40%	4.80%	5.50%
Rate of compensation increase	2.80%	2.80%	3.20%
Rate of future price inflation	2.80%	2.80%	3.20%

Net periodic benefit cost for the years ended December 31:
Discount rate	4.80%	5.50%	5.70%
Expected return on plan assets	6.10%	6.80%	6.60%
Rate of compensation increase	2.80%	3.20%	2.75%
Rate of future price inflation	2.80%	3.20%	3.20%

Contributions and Benefit Payments

Employer contributions to the UK Plan are expected to be £51 million during 2013. The expected benefit payments to participants in the UK Plan for 2013 through 2017 and for the five years thereafter, using the foreign currency exchange rate as of December 31, 2012, are summarized below (in millions):

2013	$84
2014	86
2015	88
2016	90
2017	93
2018-2022	498

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

The target allocations (percentage of plan assets) for the UK Plan assets are as follows as of December 31, 2012:

%
Debt securities(1)	50-55
Equity securities(1)	35-40
Real estate funds	5-15

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of the UK Plan assets, by major category, (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Cash equivalents	$18	$—	$—	$18
Debt securities:
United Kingdom government obligations	377	—	—	377
Other international government obligations	—	24	—	24
Corporate obligations	—	169	—	169
Investment funds(2)	115	1,130	—	1,245
Real estate funds	—	—	163	163
Total	$510	$1,323	$163	$1,996

As of December 31, 2011
Cash equivalents	$9	$—	$—	$9
Debt securities:
United Kingdom government obligations	360	—	—	360
Other international government obligations	—	26	—	26
Corporate obligations	—	139	—	139
Investment funds(2)	93	974	—	1,067
Real estate funds	—	—	158	158
Total	$462	$1,139	$158	$1,759

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 40% and 60%, respectively, for 2012 and 45% and 55%, respectively, for 2011.

The fair value of the UK Plan's assets are determined similar to the plan assets of the domestic plans as discussed previously in the note.

The following table reconciles the beginning and ending balances of the UK Plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Real Estate Funds
	2012	2011	2010

Beginning balance	$158	$148	$133
Actual return on plan assets still held at period end	(3)	11	19
Foreign currency exchange rate changes	8	(1)	(4)
Ending balance	$163	$158	$148

(13)	Asset Retirement Obligations

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

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $1.461 billion and $1.404 billion as of December 31, 2012 and 2011, respectively.

The following table presents the Company's ARO liabilities by asset type as of December 31, (in millions):

	2012	2011

Quad Cities Station	$243	$230
Fossil fuel facilities	123	114
Wind generating facilities	61	41
Offshore pipeline facilities	36	50
Other	27	35
Total asset retirement obligations	$490	$470

Quad Cities Station nuclear decommissioning trust funds	$337	$306

The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31, (in millions):

	2012	2011

Beginning balance	$470	$390
Change in estimated costs	10	38
Additions	18	39
Retirements	(32)	(19)
Accretion	23	23
Foreign currency exchange rate changes	1	(1)
Ending balance	$490	$470

Reflected as:
Other current liabilities	$13	$20
Other long-term liabilities	477	450
Total ARO liability	$490	$470

The Nuclear Regulatory Commission regulates the decommissioning of nuclear power plants, which includes the planning and funding for the decommissioning. In accordance with these regulations, MidAmerican Energy submits a biennial report to the Nuclear Regulatory Commission providing reasonable assurance that funds will be available to pay for its share of the Quad Cities Station decommissioning. The decommissioning costs are included in base rates in MidAmerican Energy's Iowa tariffs.

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Notes 2, 6 and 15 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$30	$34	$25	$3	$92
Commodity liabilities	(14)	(2)	(177)	(102)	(295)
Interest rate liabilities	—	—	—	(1)	(1)
Total	16	32	(152)	(100)	(204)

Designated as hedging contracts:
Commodity assets	1	—	1	1	3
Commodity liabilities	(1)	—	(22)	(12)	(35)
Interest rate liabilities	—	—	(5)	(7)	(12)
Total	—	—	(26)	(18)	(44)

Total derivatives	16	32	(178)	(118)	(248)
Cash collateral receivable	—	—	62	—	62
Total derivatives - net basis	$16	$32	$(116)	$(118)	$(186)

As of December 31, 2011
Not designated as hedging contracts(1):
Commodity assets	$93	$14	$73	$13	$193
Commodity liabilities	(47)	(5)	(324)	(216)	(592)
Total	46	9	(251)	(203)	(399)

Designated as hedging contracts:
Commodity assets	—	—	1	—	1
Commodity liabilities	(6)	—	(24)	(17)	(47)
Total	(6)	—	(23)	(17)	(46)

Total derivatives	40	9	(274)	(220)	(445)
Cash collateral (payable) receivable	(2)	—	114	44	156
Total derivatives - net basis	$38	$9	$(160)	$(176)	$(289)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of December 31, 2012 and 2011, a net regulatory asset of $235 million and $400 million, respectively, was recorded related to the net derivative liability of $203 million and $399 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2012	2011	2010

Beginning balance	$400	$564	$353
Changes in fair value recognized in net regulatory assets	69	95	115
Net losses reclassified from AOCI	—	—	49
Net losses reclassified to unamortized contract value regulatory asset	—	(168)	—
Net gains reclassified to operating revenue	63	12	80
Net losses reclassified to cost of sales	(297)	(103)	(33)
Ending balance	$235	$400	$564

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

	Commodity Derivatives
	2012	2011	2010

Beginning balance	$46	$37	$81
Changes in fair value recognized in OCI	20	25	35
Net losses reclassified to regulatory assets	—	—	(49)
Net gains reclassified to operating revenue	4	3	14
Net losses reclassified to cost of sales	(38)	(19)	(44)
Ending balance	$32	$46	$37

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the years ended December 31, 2012, 2011 and 2010, hedge ineffectiveness was insignificant. As of December 31, 2012, the Company had cash flow hedges with expiration dates extending through December 2019 and $26 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2012	2011
Electricity (sales) purchases	Megawatt hours	(1)	6
Natural gas purchases	Decatherms	130	183
Fuel purchases	Gallons	16	19
Interest rate swaps	US$	470	—

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2012, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $306 million and $571 million as of December 31, 2012 and 2011, respectively, for which the Company had posted collateral of $56 million and $125 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2012 and 2011, the Company would have been required to post $214 million and $332 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(15)    Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2012
Assets:
Commodity derivatives	$1	$55	$39	$(47)	$48
Money market mutual funds(2)	589	—	—	—	589
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	41	—	41
Equity securities:
United States companies	187	—	—	—	187
International companies	677	—	—	—	677
Investment funds	71	—	—	—	71
	$1,629	$98	$80	$(47)	$1,760
Liabilities:
Commodity derivatives	$(10)	$(313)	$(7)	$109	$(221)
Interest rate derivatives	—	(13)	—	—	(13)
	$(10)	$(326)	$(7)	$109	$(234)

As of December 31, 2011
Assets:
Commodity derivatives	$1	$166	$27	$(147)	$47
Money market mutual funds(2)	164	—	—	—	164
Debt securities:
United States government obligations	89	—	—	—	89
International government obligations	—	1	—	—	1
Corporate obligations	—	30	—	—	30
Municipal obligations	—	12	—	—	12
Agency, asset and mortgage-backed obligations	—	7	—	—	7
Auction rate securities	—	—	35	—	35
Equity securities:
United States companies	166	—	—	—	166
International companies	489	—	—	—	489
Investment funds	64	—	—	—	64
	$973	$216	$62	$(147)	$1,104

Liabilities - commodity derivatives	$(37)	$(598)	$(4)	$303	$(336)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $62 million and $156 million as of December 31, 2012 and 2011, respectively.

(2)
Amounts are included in cash and cash equivalents; current investments and restricted cash and investments; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 14 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2012	2011	2010	2012	2011	2010

Beginning balance	$23	$(331)	$(359)	$35	$50	$46
Changes included in earnings(1)	10	23	14	—	—	—
Changes in fair value recognized in OCI	—	(3)	—	7	—	4
Changes in fair value recognized in net regulatory assets	(2)	144	(33)	—	—	—
Contracts designated as normal purchases or normal sales(2)	—	168	—	—	—	—
Purchases	27	—	—	—	—	—
Sales	—	—	—	(1)	(15)	—
Settlements	(26)	21	44	—	—	—
Transfers to Level 2	—	—	3	—	—	—
Transfers from Level 2	—	1	—	—	—	—
Ending balance	$32	$23	$(331)	$41	$35	$50

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of December 2012, 2011 and 2010, net unrealized gains (losses) included in earnings for the years ended December 31, 2012, 2011 and 2010 totaled $5 million, $15 million and $8 million, respectively.

(2)
In December 2011, PacifiCorp elected to designate certain derivative contracts as normal purchases or normal sales, an exception afforded by GAAP. As a result of making the designation, the fair value of the contracts was frozen as of December 31, 2011 and $168 million of net derivative liabilities were reclassified from derivative contracts to other assets and liabilities. The frozen liability and associated regulatory asset is being amortized over the remaining terms of the agreements.

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

	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$20,735	$24,924	$19,072	$23,327

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest and PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages and attorney fees. A final judgment has not been rendered, and a ruling on the Plaintiff's motions for exemplary damages, prejudgment interest and attorneys' fees is expected to be issued in 2013. PacifiCorp strongly disagrees with the verdict and plans to vigorously pursue all appellate measures once a final judgment is rendered. As of December 31, 2012, the Company accrued $113 million, plus estimated obligations for the Plaintiff's motions, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeal process, which could take as long as several years.

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2012 are as follows (in millions):

						2018 and
	2013	2014	2015	2016	2017	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$1,279	$1,041	$846	$672	$588	$3,159	$7,585
Construction commitments	2,035	1,772	865	13	10	60	4,755
Operating leases and easements	88	71	60	48	35	541	843
Maintenance, service and other contracts	170	113	66	53	44	522	968
	$3,572	$2,997	$1,837	$786	$677	$4,282	$14,151

Fuel, Capacity and Transmission Contract Commitments

The Utilities have fuel supply and related transportation and lime contracts for their coal-fueled and natural gas generating facilities. The Utilities expect to supplement these contracts with additional contracts and spot market purchases to fulfill their future fossil fuel needs. The Utilities acquire a portion of their electricity through long-term purchases and exchange agreements. The Utilities have several power purchase agreements with wind-powered and other generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the capacity contract commitments are any power purchase agreements that meet the definition of an operating lease. Rent expense related to those power purchase agreements that meet the definition of an operating lease totaled $19 million for 2012, $28 million for 2011 and $26 million for 2010. The Utilities also have contracts for the right to transmit electricity over other entities' transmission lines to facilitate delivery to their customers.

Construction Commitments

The Company's firm construction commitments reflected in the table above include the following major construction projects:

•
MidAmerican Renewables is constructing the Topaz solar project ("Topaz Project") in California, which is expected to be placed in service in phases through 2015. MEHC has committed to provide Topaz with equity to fund the costs of the Topaz Project in an amount up to $2.4 billion less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by MEHC or its subsidiaries. As of December 31, 2012, the commitment is $1.6 billion. If MEHC does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, MEHC's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz Project, MEHC will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled.

•
MidAmerican Renewables is constructing the Antelope Valley I and II solar projects ("Antelope Valley Projects") in California, which are expected to be placed in service in phases through 2015. MEHC has committed to provide its indirect, wholly owned subsidiaries that own the Antelope Valley Projects with equity to fund the costs of the Antelope Valley Projects, which is the sum of the engineering, procurement and construction contracts and the purchase price of the projects. The equity commitments are reduced by, among other things, the gross proceeds of qualified financings, including long-term debt, equity, lease, letters of credit or any or some combination thereof; project revenue prior to completion; and the total equity contributions made by MEHC or its subsidiaries. As of December 31, 2012, the commitment is $2.4 billion.

•
As part of the March 2006 acquisition of PacifiCorp, MEHC and PacifiCorp made a commitment to the state regulatory commissions in all six states in which PacifiCorp has retail customers to invest in certain transmission and distribution system projects that would enhance reliability, facilitate the receipt of renewable resources and enable further system optimization. As of December 31, 2012, PacifiCorp had the following remaining capital projects to complete associated with this commitment: (a) the 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley that is expected to be placed in service in mid-2013 and (b) another segment of the Energy Gateway Transmission Expansion Program that is expected to be placed in service within the next several years, depending on siting, permitting and construction schedules.

•	PacifiCorp is constructing the 645-megawatt Lake Side 2 combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2"), which is expected to be placed in service in 2014.

•
MidAmerican Energy has contracts for the construction of emissions control equipment at two of its jointly owned generating facilities to address air quality requirements. MidAmerican Energy's share of the resulting firm commitments is reflected in the table above.

Operating Leases and Easements

The Company has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, land and rail cars. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. The Company also has non-cancelable easements for land on which its wind-powered generating facilities are located. Rent expense on non-cancelable operating leases totaled $112 million for 2012, $101 million for 2011 and $88 million for 2010.

Maintenance, Service and Other Contracts

The Company has entered into service agreements related to its nonregulated solar and wind-powered projects with third parties to operate and maintain the projects under fixed-fee operating and maintenance agreements. Pursuant to an equity funding and contribution agreement, MEHC has committed to provide Agua Caliente with funding for (a) base equity contributions of up to an aggregate amount of $303 million for the construction of the Agua Caliente Project and (b) transmission upgrade costs. MEHC entered into a $303 million letter of credit facility related to its funding commitments. The equity funding and contribution agreement and the letter of credit commitment decrease as equity is contributed to the Agua Caliente Project. As of December 31, 2012, the balance of the commitment was $132 million. Additionally, the Company has various non-cancelable maintenance, service and other contracts primarily related to turbine and equipment maintenance and various other service agreements.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the FERC. In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the State of California, the State of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provides that the United States Department of the Interior conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams is in the public interest and will advance restoration of the Klamath Basin's salmonid fisheries. If it is determined that dam removal should proceed, dam removal is expected to commence no earlier than 2020.

Under the KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA must be enacted to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. If Congress does not enact legislation, then PacifiCorp will resume relicensing with the FERC. In November 2011, bills were introduced in both chambers of the 112th United States Congress that, if passed, would enact the KHSA and a companion agreement that seeks to resolve other water-related conflicts and restore habitat in the Klamath basin. These bills are pending re-introduction into the 113th United States Congress.

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

As of December 31, 2012, PacifiCorp's assets included $115 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs. PacifiCorp has received approvals from the OPUC, the CPUC and the Wyoming Public Service Commission to depreciate the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through the expected dam removal date. The depreciation rate changes were effective January 1, 2011 and will allow for full depreciation of the assets by December 2019 for those jurisdictions. PacifiCorp filed for consistent ratemaking treatment in Idaho and Washington general rate cases, which were settled in January 2012 and March 2012, respectively, without a decision on this matter. As part of the September 2012 Utah general rate case order, the Utah Public Service Commission approved recovery of Utah's share of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs through December 31, 2022.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $184 million over the next 10 years related to these licenses.

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

Restricted Net Assets

In connection with the 2006 acquisition of PacifiCorp by MEHC, MEHC and PacifiCorp have made commitments to the state commissions that limit the dividends PacifiCorp can pay to either MEHC or MEHC's wholly owned subsidiary, PPW Holdings LLC. As of December 31, 2012, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings LLC or MEHC without prior state regulatory approval to the extent that it would reduce PacifiCorp's common equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by MEHC as common equity. As of December 31, 2012, PacifiCorp's actual common equity percentage, as calculated under this measure, exceeded the minimum threshold.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings LLC or MEHC, if PacifiCorp's unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2012, PacifiCorp's unsecured debt rating was A- by Standard & Poor's Rating Services, BBB+ by Fitch Ratings and Baa1 by Moody's Investor Service.

In conjunction with the March 1999 acquisition of MidAmerican Energy by MEHC, MidAmerican Energy committed to the Iowa Utilities Board ("IUB") to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's common equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2012, MidAmerican Energy's common equity ratio exceeded the minimum threshold computed on a basis consistent with its commitment.

As a result of these regulatory commitments, MEHC had restricted net assets of $7.511 billion as of December 31, 2012.

(18)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to MEHC shareholders by each component of other comprehensive (loss) income, net of applicable income taxes, for the year ended December 31, 2012 (in millions):

					Accumulated
			Unrealized		Other
	Unrecognized	Foreign	Gains on	Unrealized	Comprehensive
	Amounts on	Currency	Available-	Gains on	Loss Attributable
	Retirement	Translation	For-Sale	Cash Flow	To MEHC
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2011	$(491)	$(307)	$142	$15	$(641)
Other comprehensive (loss) income	(84)	135	119	8	178
Balance, December 31, 2012	$(575)	$(172)	$261	$23	$(463)

(19)	Noncontrolling Interests

Included in noncontrolling interests on the Consolidated Balance Sheets are preferred securities of subsidiaries of $124 million as of December 31, 2012 and 2011, which are comprised of the following:

The total outstanding preferred stock of PacifiCorp, which does not have mandatory redemption requirements, is $41 million as of December 31, 2012 and 2011 and accrues annual dividends at varying rates between 4.52% to 7.0%. Generally, this preferred stock is redeemable at stipulated prices plus accrued dividends, subject to certain restrictions. In the event of voluntary liquidation, all preferred stock is entitled to stated value or a specified preference amount per share plus accrued dividends. Upon involuntary liquidation, all preferred stock is entitled to stated value plus accrued dividends. Dividends on all preferred stock are cumulative. Holders also have the right to elect members to the PacifiCorp Board of Directors in the event dividends payable are in default in an amount equal to four full quarterly payments.

The total outstanding cumulative preferred securities of MidAmerican Energy are not subject to mandatory redemption requirements, may be redeemed at the option of MidAmerican Energy at prices which, in the aggregate, totaled $28 million as of December 31, 2012 and 2011. The securities accrue annual dividends at varying rates between 3.30% to 4.80%. The aggregate total the holders of all preferred securities outstanding as of December 31, 2012 and 2011 were entitled to upon involuntary bankruptcy was $27 million plus accrued dividends.

The total outstanding 8.061% cumulative preferred securities of Northern Electric plc., a subsidiary of Northern Powergrid Holdings, which are redeemable in the event of the revocation of Northern Electric plc.'s electricity distribution license by the Secretary of State, was $56 million as of December 31, 2012 and 2011.

(20)    Other, Net

Other, net, as shown on the Consolidated Statements of Operations, for the years ending December 31 consists of the following (in millions):

	2012	2011	2010

Interest and dividend income	$12	$14	$24
Loss on redemption of MEHC subordinated debt	—	(40)	—
Corporate-owned life insurance income	21	9	17
Other, net	23	10	4
Total other, net	$56	$(7)	$45

(21)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$1,046	$1,136	$1,128
Income taxes received, net	$1,341	$575	$305

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$606	$406	$305
Deferred payments on equipment purchased for wind-powered generation at MidAmerican Energy(1)	$406	$647	$—
Issuance of note payable to acquire noncontrolling interest	$—	$—	$35

(1)
In conjunction with the construction of wind-powered generating facilities, MidAmerican Energy accrued as property, plant and equipment, net certain amounts for which it was not contractually obligated to pay until a stated future date. Refer to Note 10 for additional information.

(22)    Segment Information

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

	Years Ended December 31,
	2012	2011	2010
Operating revenue:
PacifiCorp	$4,882	$4,586	$4,432
MidAmerican Funding	3,247	3,503	3,815
MidAmerican Energy Pipeline Group	968	977	981
Northern Powergrid Holdings	1,035	1,014	802
MidAmerican Renewables	166	161	137
HomeServices	1,312	992	1,020
MEHC and Other(1)	(62)	(60)	(60)
Total operating revenue	$11,548	$11,173	$11,127

Depreciation and amortization:
PacifiCorp	$655	$623	$572
MidAmerican Funding	393	337	345
MidAmerican Energy Pipeline Group	193	184	173
Northern Powergrid Holdings	174	169	157
MidAmerican Renewables	33	30	31
HomeServices	19	12	14
MEHC and Other(1)	(12)	(14)	(16)
Total depreciation and amortization	$1,455	$1,341	$1,276

Operating income:
PacifiCorp	$1,034	$1,099	$1,055
MidAmerican Funding	369	428	460
MidAmerican Energy Pipeline Group	465	468	472
Northern Powergrid Holdings	565	615	474
MidAmerican Renewables	93	106	88
HomeServices	62	24	17
MEHC and Other(1)	(21)	(56)	(64)
Total operating income	2,567	2,684	2,502
Interest expense	(1,176)	(1,196)	(1,225)
Capitalized interest	54	40	54
Allowance for equity AFUDC	74	72	89
Other, net	56	(7)	45
Total income before income tax expense and equity income	$1,575	$1,593	$1,465

	Years Ended December 31,
	2012	2011	2010
Interest expense:
PacifiCorp	$393	$406	$403
MidAmerican Funding	167	183	192
MidAmerican Energy Pipeline Group	92	101	111
Northern Powergrid Holdings	139	151	146
MidAmerican Renewables	70	18	20
MEHC and Other(1)	315	337	353
Total interest expense	$1,176	$1,196	$1,225

Income tax expense (benefit):
PacifiCorp	$196	$215	$212
MidAmerican Funding	(108)	(26)	(62)
MidAmerican Energy Pipeline Group	152	152	152
Northern Powergrid Holdings	31	76	51
MidAmerican Renewables	37	36	35
HomeServices	32	16	13
MEHC and Other(1)	(192)	(175)	(203)
Total income tax expense (benefit)	$148	$294	$198

Capital expenditures:
PacifiCorp	$1,346	$1,506	$1,607
MidAmerican Funding	645	566	338
MidAmerican Energy Pipeline Group	152	289	293
Northern Powergrid Holdings	454	309	349
MidAmerican Renewables	770	4	1
HomeServices	8	7	5
MEHC and Other	5	3	—
Total capital expenditures	$3,380	$2,684	$2,593

	As of December 31,
	2012	2011	2010
Property, plant and equipment, net:
PacifiCorp	$18,129	$17,460	$16,491
MidAmerican Funding	8,647	7,935	6,960
MidAmerican Energy Pipeline Group	4,119	4,126	3,957
Northern Powergrid Holdings	4,923	4,332	4,164
MidAmerican Renewables	1,903	413	439
HomeServices	47	47	51
MEHC and Other	(154)	(146)	(163)
Total property, plant and equipment, net	$37,614	$34,167	$31,899

Total assets:
PacifiCorp	$22,973	$22,364	$21,410
MidAmerican Funding	13,355	12,430	11,134
MidAmerican Energy Pipeline Group	4,865	4,854	4,744
Northern Powergrid Holdings	6,418	5,690	5,512
MidAmerican Renewables	3,342	890	905
HomeServices	899	649	649
MEHC and Other	615	841	1,314
Total assets	$52,467	$47,718	$45,668

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "MEHC and Other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012 and 2011 (in millions):

			MidAmerican
			Energy	Northern
		MidAmerican	Pipeline	Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Group	Holdings	Renewables	Services	Total

Balance, December 31, 2010	$1,126	$2,102	$231	$1,101	$71	$394	$5,025
Foreign currency translation	—	—	—	(4)	—	—	(4)
Other	—	—	(26)	—	—	1	(25)
Balance, December 31, 2011	1,126	2,102	205	1,097	71	395	4,996
Acquisitions	—	—	—	—	—	112	112
Foreign currency translation	—	—	—	38	—	—	38
Other	—	—	(26)	—	—	—	(26)
Balance, December 31, 2012	$1,126	$2,102	$179	$1,135	$71	$507	$5,120

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework," the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

MidAmerican Energy Holdings Company
March 1, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

MEHC is a consolidated subsidiary of Berkshire Hathaway. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. MEHC's Board of Directors appoints executive officers annually. There are no family relationships among the executive officers, nor, except as set forth in employment agreements, any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of January 31, 2013, with respect to the current directors and executive officers of MEHC:

GREGORY E. ABEL, 50, Chairman of the Board of Directors since 2011, Chief Executive Officer since 2008, director since 2000, and President since 1998. Mr. Abel joined MEHC in 1992 and has extensive executive management experience in the energy industry. Mr. Abel is also a director of PacifiCorp.

PATRICK J. GOODMAN, 46, Executive Vice President and Chief Financial Officer since 2012. Mr. Goodman was Senior Vice President and Chief Financial Officer from 1999 to 2012. Mr. Goodman joined MEHC in 1995. Mr. Goodman is also a director of PacifiCorp and a Manager of MidAmerican Funding, LLC.

DOUGLAS L. ANDERSON, 54, Executive Vice President, General Counsel and Corporate Secretary since 2012. Mr. Anderson was Senior Vice President, General Counsel and Corporate Secretary from 2001 to 2012. Mr. Anderson joined MEHC in 1993. Mr. Anderson is also a director of PacifiCorp and a Manager of MidAmerican Funding, LLC.

MAUREEN E. SAMMON, 49, Senior Vice President and Chief Administrative Officer since 2007. Ms. Sammon has been employed by MEHC and its predecessor companies since 1986 and has held several positions, including Vice President, Human Resources and Insurance.

WARREN E. BUFFETT, 82, Director. Mr. Buffett has been a director of MEHC since 2000 and has been Chairman of the Board of Directors and Chief Executive Officer of Berkshire Hathaway for more than five years. Mr. Buffett previously served as a director of The Washington Post Company. Mr. Buffett has significant experience as Chairman and Chief Executive Officer of Berkshire Hathaway.

WALTER SCOTT, JR., 81, Director. Mr. Scott has been a director of MEHC since 1991 and has been Chairman of the Board of Directors of Level 3 Communications, Inc., a successor to certain businesses of Peter Kiewit Sons' Inc., for more than five years. Mr. Scott is also a director of Peter Kiewit Sons' Inc., Berkshire Hathaway and Valmont Industries, Inc. Mr. Scott has significant experience and financial expertise as a past chief executive officer and as a director of both public and private corporations and as chairman of a major charitable foundation.

MARC D. HAMBURG, 63, Director. Mr. Hamburg has been a director of MEHC since 2000 and has been Chief Financial Officer of Berkshire Hathaway for more than five years. Mr. Hamburg has been Senior Vice President of Berkshire Hathaway since 2008 and was a Vice President of Berkshire Hathaway from 1992 to 2008. Mr. Hamburg was Berkshire Hathaway's Treasurer from 1987 to 2010. Mr. Hamburg has significant financial experience, including expertise in mergers and acquisitions; accounting; treasury; and tax functions.

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

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

We believe that the compensation paid to each of our Chairman, President and Chief Executive Officer, or Chairman and CEO, our Chief Financial Officer, or CFO, and our other most highly compensated executive officers, to whom we refer collectively as our Named Executive Officers, or NEOs, should be closely aligned with our overall performance, and each NEO's contribution to that performance, on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for our organization. Our compensation programs are designed to provide our NEOs meaningful incentives for superior corporate and individual performance. Performance is evaluated on a subjective basis within the context of both financial and non-financial objectives, among which are customer service, operational excellence, financial strength, employee commitment and safety, environmental respect and regulatory integrity, which we believe contribute to our long-term success.

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

Our criteria for assessing executive performance and determining compensation in any year is inherently subjective and is not based upon specific formulas or weighting of factors. We do not specifically use other companies as benchmarks when establishing our NEOs' compensation. However, the Compensation Committee reviews peer company data when making annual base salary and incentive recommendations for the Chairman and CEO. The peer companies for 2012 were American Electric Power Company, Inc., Consolidated Edison, Inc., Dominion Resources, Inc., Edison International, Energy Future Holdings Corp., Entergy Corporation, Exelon Corporation, FirstEnergy Corp., NextEra Energy, Inc., PG&E Corporation, PPL Corporation, Progress Energy, Inc., Public Service Enterprise Group Incorporated, Sempra Energy, The Southern Company and Xcel Energy Inc.

We engage the compensation practice of Towers Watson & Co., or Towers Watson, to research and document the peer company data to be reviewed by the Compensation Committee when making annual base salary and incentive recommendations for the Chairman and CEO. The fee paid to Towers Watson for this service was $11,241 in 2012. We also engage Towers Watson to provide other services unrelated to executive compensation, including actuarial and consulting services related to our retirement plans. These services are approved by senior management and the aggregate fees paid to Towers Watson for these services were $1,155,288 in 2012. Our Board of Directors is not involved in the selection or approval of Towers Watson for these services.

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

The Chairman and CEO makes recommendations regarding the other NEOs' base salaries, and the Compensation Committee sets the Chairman and CEO's base salary. All merit increases are approved by the Compensation Committee and take effect on January 1 of each year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. In 2012, base salaries for all NEOs increased on average by 1.4% effective January 1, 2012. There were no other base salary changes for our NEOs during the year after the January 1, 2012 merit increase.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate goals while also providing NEOs with competitive total cash compensation.

Performance Incentive Plan

Under our Performance Incentive Plan, or PIP, all NEOs are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis and is not based on a specific formula or cap. A variety of factors are considered in determining each NEO's annual incentive award including the NEO's performance, our overall performance and each NEO's contribution to that overall performance. An individual NEO's performance is evaluated using financial and non-financial principles, including customer service; operational excellence; financial strength; employee commitment and safety; environmental respect; and regulatory integrity, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to the determination of the amounts paid to each NEO under the PIP for 2012. The Chairman and CEO recommends annual incentive awards for the other NEOs to the Compensation Committee prior to the last committee meeting of each year, held in the fourth quarter. The Compensation Committee determines the Chairman and CEO's award, which is based on our overall performance and direction and is not based on the performance of any specific subsidiary. If approved by the Compensation Committee, awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the PIP, we may grant cash performance awards periodically during the year to one or more NEOs to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by the Chairman and CEO, as delegated by the Compensation Committee. In March 2012, awards were granted to Messrs. Goodman and Anderson in recognition of their promotions to Executive Vice President. In December 2012, awards were granted to Messrs. Goodman and Anderson and Ms. Sammon in recognition of their efforts related to certain acquisition activities. Although Mr. Abel is eligible for performance awards, he has not been granted an award in the past five years.

Long-Term Incentive Compensation

The objective of long-term incentive compensation is to retain NEOs, reward their exceptional performance and motivate them to create long-term, sustainable value. Our current long-term incentive compensation program is cash-based. We have not issued stock options or other forms of equity-based awards since March 2000.

Long-Term Incentive Partnership Plan

The MidAmerican Energy Holdings Company Long-Term Incentive Partnership Plan, or LTIP, is designed to retain key employees and to align our interests and the interests of the participating employees. Messrs. Goodman and Anderson and Ms. Sammon, as well as 91 other employees, participate in this plan, while our Chairman and CEO does not. Our LTIP provides for annual discretionary awards based upon significant accomplishments by the individual participants and the achievement of the financial and non-financial objectives previously described. The goals are developed with the objective of being attainable with a sustained, focused and concerted effort and are determined and communicated in January of each plan year. Participation is discretionary and is determined by the Chairman and CEO who recommends awards to the Compensation Committee annually in the fourth quarter. Except for limited situations of extraordinary performance, awards are capped at 1.5 times base salary and finalized in the first quarter of the following year. These cash-based awards are subject to mandatory deferral and equal annual vesting over a five-year period starting in the performance year. Participants allocate the value of their deferral accounts among various investment alternatives. Gains or losses may be incurred based on investment performance. Participating NEOs may elect to defer all or a part of the award or receive payment in cash after the five-year mandatory deferral and vesting period. Vested balances (including any investment gains or losses thereon) of terminating participants are paid at the time of termination.

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

Other Employee Benefits

Supplemental Executive Retirement Plan

The MidAmerican Energy Company Supplemental Executive Retirement Plan for Designated Officers, or SERP, provides additional retirement benefits to participants. We include the SERP as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package and as a key retention tool. Messrs. Abel and Goodman participate in the SERP, and we have no plans to add new participants in the future. The SERP provides annual retirement benefits of up to 65% of a participant's total cash compensation in effect immediately prior to retirement, subject to an annual $1 million maximum retirement benefit. Total cash compensation means (a) the highest amount payable to a participant as monthly base salary during the five years immediately prior to retirement multiplied by 12, plus (b) the average of the participant's annual awards under an annual incentive bonus program during the three years immediately prior to the year of retirement and (c) special, additional or non-recurring bonus awards, if any, that are required to be included in total cash compensation pursuant to a participant's employment agreement or approved for inclusion by the Board of Directors. All participating NEOs have met the five-year service requirement under the plan. Mr. Goodman's SERP benefit will be reduced by the amount of his regular retirement benefit under the MidAmerican Energy Company Retirement Plan, his actuarially equivalent benefit under the fixed 401(k) contribution option and ratably for retirement between ages 55 and 65.

Deferred Compensation Plan

The MidAmerican Energy Holdings Company Executive Voluntary Deferred Compensation Plan, or DCP, provides a means for all NEOs to make voluntary deferrals of up to 50% of base salary and 100% of short-term incentive compensation awards. We include the DCP as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package. The deferrals and any investment returns grow on a tax-deferred basis. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of various investment alternatives offered under the DCP and selected by the participant. The plan allows participants to choose from three forms of distribution. The plan permits us to make discretionary contributions on behalf of participants; however, we have not made contributions to date.

Financial Planning and Tax Preparation

We reimburse NEOs for financial planning and tax preparation services. The value of the benefit is included in the NEO's taxable income. It is offered both as a competitive benefit itself and also to help ensure our NEOs best utilize the other forms of compensation we provide to them.

Executive Life Insurance

We provide universal life insurance to Messrs. Abel and Goodman having a death benefit of two times annual base salary during employment, reducing to one times annual base salary in retirement. The value of the benefit is included in the NEO's taxable income. We include the executive life insurance as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package.

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

Warren E. Buffett
Walter Scott, Jr.

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of our NEOs during the years indicated:

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
Name and				Incentive	Deferred	All
Principal		Base		Plan	Compensation	Other
Position	Year	Salary	Bonus(1)	Compensation	Earnings(2)	Compensation(3)	Total(4)

Gregory E. Abel, Chairman, President	2012	$1,000,000	$9,500,000	$—	$2,069,000	$236,392	$12,805,392
and Chief Executive Officer	2011	1,000,000	7,000,000	—	1,726,000	187,391	9,913,391
	2010	1,000,000	6,000,000	—	1,093,000	352,642	8,445,642

Patrick J. Goodman, Executive Vice	2012	367,500	1,707,058	—	818,000	58,045	2,950,603
President and Chief Financial	2011	360,000	1,351,859	—	508,000	36,208	2,256,067
Officer	2010	340,000	1,360,900	—	320,000	38,622	2,059,522

Douglas L. Anderson, Executive Vice	2012	315,000	1,121,531	—	—	30,149	1,466,680
President and General Counsel	2011	310,000	784,316	—	5,000	28,030	1,127,346
	2010	308,000	905,687	—	4,000	48,329	1,266,016

Maureen E. Sammon, Senior Vice	2012	230,000	667,956	—	—	28,450	926,406
President and Chief	2011	226,000	436,045	—	5,000	27,401	694,446
Administrative Officer	2010	221,000	569,333	—	5,000	38,723	834,056

(1)
Consists of annual cash incentive awards earned pursuant to the PIP for our NEOs, performance awards earned related to non-routine projects, and the vesting of LTIP awards and associated vested earnings. The breakout for 2012 is as follows:

			LTIP
		Performance	Vested	Vested
	PIP	Award	Awards	Earnings	Total

Gregory E. Abel	$9,500,000	$—	$—	$—	$—
Patrick J. Goodman	450,000	200,000	711,500	345,558	1,057,058
Douglas L. Anderson	325,000	175,000	359,500	262,031	621,531
Maureen E. Sammon	200,000	75,000	236,457	156,499	392,956

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. Net income, the net income target goal and the matrix below were used in determining the gross amount of the LTIP award available to the participants. Net income for determining the award and the award itself are subject to discretionary adjustment by the Chairman and CEO and Compensation Committee. In 2012, the gross award and per-point value were determined based on the overall achievement of our financial and non-financial objectives.

Net Income	Award

Less than or equal to net income target goal	None
Exceeds net income target goal by 0.01% - 6.50%	25% of excess
Exceeds net income target goal by more than 6.50%	25% of the first 6.50% excess; and
35% of excess over 6.50%

Points are allocated among plan participants either as initial points or year-end performance points. A nominating committee recommends the point allocation, subject to approval by the Chairman and CEO, based upon a discretionary evaluation of individual achievement of financial and non-financial goals previously described herein. A participant's award equals the participant's allocated points multiplied by the final per-point value, capped at 1.5 times base salary except in extraordinary circumstances.

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which include our cash balance and SERP, as applicable. Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of December 31, 2012. Mr. Anderson and Ms. Sammon had aggregate decreases in the actuarial present value of their qualified defined benefit plan amounts; therefore, no compensation is shown in the table. No participant in our DCP earned “above-market” or “preferential” earnings on amounts deferred.

(3)
Amounts consist of 401(k) contributions we paid on behalf of the NEOs, as well as perquisites and other personal benefits related to life insurance premiums, the personal use of corporate aircraft and financial planning and tax preparation that we paid on behalf of Messrs. Abel, Goodman and Anderson. The personal use of corporate aircraft represents our incremental cost of providing this personal benefit determined by applying the percentage of flight hours used for personal use to our incremental expenses incurred from operating our corporate aircraft. All other compensation is based upon amounts paid by us.

Items required to be reported and quantified are as follows: Mr. Abel - personal use of corporate aircraft of $202,870 and 401(k) contributions of $12,250; Mr. Goodman - 401(k) contributions of $28,500; Mr. Anderson - 401(k) contributions of $28,500; and Ms. Sammon - 401(k) contributions of $28,300.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the summary compensation table.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of our NEOs as of December 31, 2012:

		Number of
		years	Present value	Payments
		credited	of accumulated	during last
Name	Plan name	service(1)	benefit(2)	fiscal year

Gregory E. Abel	SERP	n/a	$9,781,000	$—
	MidAmerican Energy Company Retirement Plan	n/a	269,000	—

Patrick J. Goodman	SERP	18 years	2,265,000	—
	MidAmerican Energy Company Retirement Plan	10 years	203,000	—

Douglas L. Anderson	MidAmerican Energy Company Retirement Plan	10 years	213,000	—

Maureen E. Sammon	MidAmerican Energy Company Retirement Plan	22 years	237,000	—

(1)
The pension benefits for Mr. Abel do not depend on his years of service, as he has already reached his maximum benefit levels based on his age and previous triggering events described in his employment agreement. Mr. Goodman's credited years of service, for purposes of the SERP only, includes 14 years of service with us and four additional years of imputed service from a predecessor company.

(2)
Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and are as of December 31, 2012, which is the measurement date for the plans. The present value of accumulated benefits for the SERP was calculated using the following assumptions: (1) Mr. Abel - a 100% joint and survivor annuity and (2) Mr. Goodman - a 66 2/3% joint and survivor annuity. The present value of accumulated benefits for the MidAmerican Energy Company Retirement Plan was calculated using a 90% lump sum payment and a 10% single life annuity. The present value assumptions used in calculating the present value of accumulated benefits for both the SERP and the MidAmerican Energy Company Retirement Plan were as follows: a cash balance interest crediting rate of 0.88% in 2013 and 2014 and 3.00% thereafter; a cash balance conversion rate of 4.00% in 2013 and thereafter; a discount rate of 4.00%; an expected retirement age of 65; postretirement mortality as prescribed by Internal Revenue Code Section 430(h)(3)(A) tables, separated by annuitant and non-annuitants; and cash balance conversion mortality using the Notice 2008-85 tables.

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

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of our NEOs as of December 31, 2012:

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	balance as of
	contributions	contributions	earnings	withdrawals/	December 31,
Name	in 2012(1)	in 2012	in 2012	distributions	2012(2)(3)

Gregory E. Abel	$—	$—	$285,564	$—	$2,262,927

Patrick J. Goodman	—	—	76,853	—	1,084,155

Douglas L. Anderson	99,000	—	345,617	(58,236)	2,756,397

Maureen E. Sammon	487,787	—	131,630	—	1,989,443

(1)
The contribution amount shown for Ms. Sammon includes $299,395 earned toward her 2008 LTIP award prior to 2012. Therefore, that amount is not included in the 2012 total compensation reported for her in the Summary Compensation Table.

(2)
The aggregate balance as of December 31, 2012 shown for Messrs. Abel and Anderson and Ms. Sammon includes $350,000, $191,679 and $156,774, respectively, of compensation previously reported in 2011 in the Summary Compensation Table and $300,000, $278,682 and $273,062, respectively, of compensation previously reported in 2010 in the Summary Compensation Table.

(3)
Excludes the value of 10,041 shares of our common stock reserved for issuance to Mr. Abel. Mr. Abel deferred the right to receive the value of these shares pursuant to a legacy nonqualified deferred compensation plan.

Eligibility for our DCP is restricted to select management and highly compensated employees. The plan provides tax benefits to eligible participants by allowing them to defer compensation on a pretax basis, thus reducing their current taxable income. Deferrals and any investment returns grow on a tax-deferred basis, thus participants pay no income tax until they receive distributions. The DCP permits participants to make a voluntary deferral of up to 50% of base salary and 100% of short-term incentive compensation awards. All deferrals are net of social security taxes. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of various investment alternatives offered by the plan and selected by the participant. Gains or losses are calculated daily, and returns are posted to accounts based on participants' fund allocation elections. Participants can change their fund allocations as of the end of any day on which the market is open.

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

A termination of employment of either Messrs. Abel or Goodman will occur upon their respective resignation (with or without good reason), permanent disability, death, or termination by us with or without cause.

The employment agreement for Mr. Abel also includes provisions specific to the calculation of his SERP benefit.

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

Payments made in accordance with the employment agreement are contingent on Mr. Abel complying with the confidentiality and post-employment restrictions described therein. The term of the agreement effectively expires on August 6, 2017, and is extended automatically for additional one year terms thereafter subject to Mr. Abel's election to decline renewal at least 365 days prior to the August 6 that is four years prior to the current expiration date (or by August 6, 2013 for the agreement not to extend to August 6, 2018).

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2012, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive	Insurance(2)	Pension(3)	Continuation(4)	Other Taxes(5)

Retirement, Voluntary and Involuntary	$—	$—	$—	$10,966,000	$—	$—
With Cause

Involuntary Without Cause, Disability and	18,500,000	—	—	10,966,000	51,864	—
Voluntary With Good Reason

Death	18,500,000	—	1,904,199	10,272,000	51,864	—

(1)	The cash severance payments are determined in accordance with Mr. Abel's employment agreement.

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

Payments made in accordance with the employment agreement are contingent on Mr. Goodman complying with the confidentiality and post-employment restrictions described therein. The term of the agreement expires on April 21, 2014, but is extended automatically for additional one year terms thereafter subject to Mr. Goodman's election to decline renewal at least 365 days prior to the then current expiration date or termination.

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments, life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2012, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive(2)	Insurance(3)	Pension(4)	Continuation(5)	Other Taxes(6)

Retirement and Voluntary	$—	$—	$—	$1,257,000	$—	$—

Involuntary With Cause	—	—	—	—	—	—

Involuntary Without Cause and Voluntary	3,460,150	—	—	1,257,000	19,741	—
With Good Reason

Death	3,460,150	1,514,589	707,859	3,759,000	19,741	—

Disability	3,460,150	1,514,589	—	3,166,000	19,741	—

(1)	The cash severance payments are determined in accordance with Mr. Goodman's employment agreement.

(2)	Amounts represent the unvested portion of Mr. Goodman's LTIP account, which becomes 100% vested upon his death or disability.

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

Douglas L. Anderson

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2012, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance	Incentive(1)	Insurance	Pension(2)	Continuation	Other Taxes

Retirement, Voluntary and Involuntary With or	$—	$—	$—	$33,000	$—	$—
Without Cause

Death and Disability	—	748,827	—	33,000	—	—

(1)	Amounts represent the unvested portion of Mr. Anderson's LTIP account, which becomes 100% vested upon his death or disability.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table.

Maureen E. Sammon

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2012, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance	Incentive(1)	Insurance	Pension(2)	Continuation	Other Taxes

Retirement, Voluntary and Involuntary With or	$—	$—	$—	$50,000	$—	$—
Without Cause

Death and Disability	—	507,946	—	50,000	—	—

(1)	Amounts represent the unvested portion of Ms. Sammon's LTIP account, which becomes 100% vested upon her death or disability.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

We are a consolidated subsidiary of Berkshire Hathaway. The balance of our common stock is owned by Mr. Scott (along with family members and related entities) and Mr. Abel. The following table sets forth certain information regarding beneficial ownership of our shares of common stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2013:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Of Class(2)

Berkshire Hathaway(3)	67,035,061	89.85%
Walter Scott, Jr.(4)	4,100,000	5.50%
Gregory E. Abel	595,940	0.80%
Douglas L. Anderson	—	—
Warren E. Buffett(3)(5)	—	—
Patrick J. Goodman	—	—
Marc D. Hamburg(3)(5)	—	—
Maureen E. Sammon	—	—
All directors and executive officers as a group (7 persons)	4,695,940	6.29%

(1)	Unless otherwise indicated, each address is c/o MidAmerican Energy Holdings Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

(2)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(3)	Such beneficial owner's address is 1440 Kiewit Plaza, Omaha, Nebraska 68131.

(4)
Excludes 2,878,000 shares held by family members and family trusts and corporations, or Scott Family Interests, as to which Mr. Scott disclaims beneficial ownership. Mr. Scott's address is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

(5)	Excludes 67,035,061 shares of common stock held by Berkshire Hathaway as to which Messrs. Buffett and Hamburg disclaim beneficial ownership.

The following table sets forth certain information regarding beneficial ownership of Class A and Class B shares of Berkshire Hathaway's common stock held by each of our directors, executive officers and all of our directors and executive officers as a group as of January 31, 2013:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Of Class(2)

Walter Scott, Jr.(3)(4)
Class A	100	*
Class B	—	—
Gregory E. Abel(4)
Class A	5	*
Class B	2,289	*
Douglas L. Anderson
Class A	4	*
Class B	300	*
Warren E. Buffett(5)
Class A	350,000	38.1%
Class B	3,546,932	*
Patrick J. Goodman
Class A	4	*
Class B	660	*
Marc D. Hamburg(5)
Class A	—	—
Class B	—	—
Maureen E. Sammon
Class A	—	—
Class B	3,724	*
All directors and executive officers as a group (7 persons)
Class A	350,113	38.1%
Class B	3,553,905	*

* Less than 1%

(1)	Unless otherwise indicated, each address is c/o MidAmerican Energy Holdings Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

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

(4)
In accordance with a shareholders agreement, as amended on December 7, 2005, based on an assumed value for our common stock and the closing price of Berkshire Hathaway common stock on January 31, 2013, Mr. Scott and the Scott Family Interests and Mr. Abel would be entitled to exchange their shares of our common stock for either 13,872 and 1,185, respectively, shares of Berkshire Hathaway Class A stock or 20,877,128 and 1,782,963, respectively, shares of Berkshire Hathaway Class B stock. Assuming an exchange of all available MEHC shares into either Berkshire Hathaway Class A shares or Berkshire Hathaway Class B shares, Mr. Scott and the Scott Family Interests would beneficially own 1.5% of the outstanding shares of Berkshire Hathaway Class A stock or 1.8% of the outstanding shares of Berkshire Hathaway Class B stock, and Mr. Abel would beneficially own less than 1% of the outstanding shares of either class of stock.

(5)	Such beneficial owner's address is 1440 Kiewit Plaza, Omaha, Nebraska 68131.

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

As of December 31, 2011, Berkshire Hathaway and its affiliates held 11% mandatorily redeemable preferred securities due from certain of our wholly owned subsidiary trusts with liquidation preferences of $22 million. Principal repayments and interest expense on these securities totaled $22 million and $- million, respectively, during 2012.

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

The following table shows the Company's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	2012	2011

Audit fees(1)	$4.9	$4.5
Audit-related fees(2)	0.7	0.7
Tax fees(3)	0.5	0.2
All other fees	—	—
Total	$6.1	$5.4

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(i) Financial Statements

	Consolidated Financial Statements are included in Item 8.	83

	(ii) Financial Statement Schedules

	See Schedule I.	158
	See Schedule II.	163

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.	166

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

	Not applicable.

Schedule I

MidAmerican Energy Holdings Company
Parent Company Only
Condensed Balance Sheets
As of December 31, 2012 and 2011
(Amounts in millions)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13	$13
Accounts receivable	—	3
Income taxes receivable	—	127
Other current assets	17	13
Total current assets	30	156

Investments in subsidiaries	21,299	19,483
Other investments	785	588
Goodwill	1,289	1,289
Other assets	667	548

Total assets	$24,070	$22,064

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$239	$163
Short-term debt	825	108
Current portion of senior debt	—	742
Current portion of subordinated debt	—	22
Total current liabilities	1,064	1,035

Senior debt	4,621	4,621
Notes payable - affiliate	2,183	1,963
Other long-term liabilities	451	346
Total liabilities	8,319	7,965

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,423
Retained earnings	10,782	9,310
Accumulated other comprehensive loss, net	(463)	(641)
Total MEHC shareholders' equity	15,742	14,092
Noncontrolling interest	9	7
Total equity	15,751	14,099

Total liabilities and equity	$24,070	$22,064

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MidAmerican Energy Holdings Company
Parent Company Only (continued)
Condensed Statements of Operations
For the years ended December 31,
(Amounts in millions)

	2012	2011	2010

Operating costs and expenses:
General and administration	$31	$35	$42
Depreciation and amortization	1	—	—
Total costs and expenses	32	35	42

Operating loss	(32)	(35)	(42)

Other income (expense):
Interest expense	(362)	(396)	(425)
Other, net	10	(38)	23
Total other income (expense)	(352)	(434)	(402)

Loss before income tax benefit and equity income	(384)	(469)	(444)
Income tax benefit	(201)	(194)	(220)
Equity income	1,656	1,607	1,462
Net income	1,473	1,332	1,238
Net income attributable to noncontrolling interest	1	1	—
Net income attributable to MEHC shareholders	$1,472	$1,331	$1,238

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MidAmerican Energy Holdings Company
Parent Company Only (continued)
Condensed Statements of Comprehensive Income
For the years ended December 31,
(Amounts in millions)

	2012	2011	2010

Net income	$1,473	$1,332	$1,238
Other comprehensive income (loss), net of tax	178	(467)	(509)
Comprehensive income	1,651	865	729
Comprehensive income attributable to noncontrolling interests	1	1	—
Comprehensive income attributable to MEHC shareholders	$1,650	$864	$729

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MidAmerican Energy Holdings Company
Parent Company Only (continued)
Condensed Statements of Cash Flows
For the years ended December 31,
(Amounts in millions)

	2012	2011	2010

Cash flows from operating activities	$1,019	$792	$(47)

Cash flows from investing activities:
Investments in subsidiaries	(1,164)	(157)	(214)
Purchases of available-for-sale securities	(46)	(38)	(15)
Proceeds from sale of available-for-sale securities	42	33	20
Notes receivable from affiliate, net	(15)	(217)	240
Other, net	(8)	(6)	—
Net cash flows from investing activities	(1,191)	(385)	31

Cash flows from financing activities:
Repayments of senior debt	(750)	—	—
Net proceeds from (repayments of) short-term debt	717	(176)	234
Notes payable to affiliate, net	220	106	120
Repayments of subordinated debt	(22)	(334)	(281)
Net purchases of common stock	—	—	(56)
Other, net	7	(8)	—
Net cash flows from financing activities	172	(412)	17

Net change in cash and cash equivalents	—	(5)	1
Cash and cash equivalents at beginning of year	13	18	17
Cash and cash equivalents at end of year	$13	$13	$18

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN ENERGY HOLDINGS COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MEHC and Subsidiaries Consolidated Statements of Changes in Equity and Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012 in Part II, Item 8.

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

Other investments - MEHC's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of December 31, 2012 and 2011, the fair value of MEHC's investment in BYD common stock was $675 million and $488 million, respectively, which resulted in a pre-tax unrealized gain of $443 million and $256 million as of December 31, 2012 and 2011, respectively.

Dividends and distributions from subsidiaries - Cash dividends paid to MEHC by its subsidiaries for the years ended December 31, 2012, 2011 and 2010 were $1.071 billion, $1.088 billion and $433 million, respectively. In January and February 2013, MEHC received cash dividends from its subsidiaries totaling $308 million.

Guarantees

MEHC has issued a limited guarantee of a specified portion of the final scheduled principal payment on December 15, 2019 on the Cordova Funding Corporation senior secured bonds in an amount up to a maximum of $37 million.

See the notes to the consolidated MEHC financial statements in Part II, Item 8 for other disclosures.

Schedule II
MIDAMERICAN ENERGY HOLDINGS COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2012
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Charged		Balance
Column A	Beginning	to	Column D	at End
Description	of Year	Income	Deductions	of Year

Reserves Deducted From Assets To Which They
Apply:

Reserve for uncollectible accounts receivable:
Year ended 2012	$21	$22	$(21)	$22
Year ended 2011	27	19	(25)	21
Year ended 2010	25	24	(22)	27

Reserves Not Deducted From Assets(1):
Year ended 2012	$8	$6	$(5)	$9
Year ended 2011	8	4	(4)	8
Year ended 2010	9	4	(5)	8

The notes to the consolidated MEHC financial statements are an integral part of this financial statement schedule.

(1)	Reserves not deducted from assets relate primarily to estimated liabilities for losses retained by MEHC for workers compensation, public liability and property damage claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of March 2013.

MIDAMERICAN ENERGY HOLDINGS COMPANY

/s/ Gregory E. Abel*
Gregory E. Abel
Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Abel*	Chairman, President and Chief	March 1, 2013
Gregory E. Abel	Executive Officer
(principal executive officer)

/s/ Patrick J. Goodman*	Executive Vice President and	March 1, 2013
Patrick J. Goodman	Chief Financial Officer
(principal financial and accounting
officer)

/s/ Walter Scott, Jr.*	Director	March 1, 2013
Walter Scott, Jr.

/s/ Marc D. Hamburg*	Director	March 1, 2013
Marc D. Hamburg

/s/ Warren E. Buffett*	Director	March 1, 2013
Warren E. Buffett

*By: /s/ Douglas L. Anderson	Attorney-in-Fact	March 1, 2013
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

4.10
Indenture, dated as of March 12, 2002, by and between MidAmerican Energy Holdings Company and the Bank of New York, Trustee (incorporated by reference to Exhibit 4.11 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.	Description

4.11
Indenture and First Supplemental Indenture, dated March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, Trustee, relating to the $700 million Senior Notes and Bonds (incorporated by reference to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 1998).

4.12
Form of Indenture, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-59760 dated January 31, 2002).

4.13
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387).

4.14
Second Supplemental Indenture, dated as of January 14, 2003, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387).

4.15
Third Supplemental Indenture, dated as of October 1, 2004, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 333-15387).

4.16
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and the Bank of New York Trust Company, NA, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.17
Trust Indenture, dated as of August 13, 2001, among Kern River Funding Corporation, Kern River Gas Transmission Company and JP Morgan Chase Bank, Trustee, relating to the $510,000,000 in principal amount of the 6.676% Senior Notes due 2016 (incorporated by reference to Exhibit 10.48 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2003).

4.18
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

4.19
Trust Deed, dated December 15, 1997 among CE Electric UK Funding Company, AMBAC Insurance UK Limited and The Law Debenture Trust Corporation, p.l.c., Trustee (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated March 30, 2004).

4.20
Insurance and Indemnity Agreement, dated December 15, 1997 by and between CE Electric UK Funding Company and AMBAC Insurance UK Limited (incorporated by reference to Exhibit 99.2 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated March 30, 2004).

4.21
Supplemental Agreement to Insurance and Indemnity Agreement, dated September 19, 2001, by and between CE Electric UK Funding Company and AMBAC Insurance UK Limited (incorporated by reference to Exhibit 99.3 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated March 30, 2004).

4.22
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

4.23
Fiscal Agency Agreement, dated as of April 20, 2011, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $200,000,000 in principal amount of the 4.25% Senior Notes due 2021.

Exhibit No.	Description

4.24
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

4.25
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

4.26
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

4.27
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

4.28
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

4.32
Fiscal Agency Agreement, dated April 14, 2005, by and between Northern Natural Gas Company and J.P. Morgan Trust Company, National Association, Fiscal Agent, relating to the $100,000,000 in principal amount of the 5.125% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated April 18, 2005).

4.33
Trust Deed dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.34
Reimbursement and Indemnity Agreement dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited and Ambac Assurance UK Limited (incorporated by reference to Exhibit 99.2 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

Exhibit No.	Description

4.35
Trust Deed, dated May 5, 2005 among Yorkshire Electricity Distribution plc, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.3 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.36
Reimbursement and Indemnity Agreement, dated May 5, 2005 between Yorkshire Electricity Distribution plc and Ambac Assurance UK Limited (incorporated by reference to Exhibit 99.4 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.37
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

4.39	Shareholders Agreement, dated as of March 14, 2000 (incorporated by reference to Exhibit 4.19 to the MidAmerican Energy Holdings Company Registration Statement No. 333-101699 dated December 6, 2002).

4.40
Amendment No. 1 to Shareholders Agreement, dated December 7, 2005 (incorporated by reference to Exhibit 4.17 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.41
Equity Commitment Agreement, dated as of March 1, 2006, by and between Berkshire Hathaway Inc. and MidAmerican Energy Holdings Company (incorporated by reference to Exhibit 10.72 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.42
Amendment No. 1 to Equity Commitment Agreement, dated March 23, 2010, by and between Berkshire Hathaway Inc. and MidAmerican Energy Holdings Company (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated March 23, 2010).

4.43
Fiscal Agency Agreement, dated February 12, 2007, by and between Northern Natural Gas Company and Bank of New York Trust Company, N.A., Fiscal Agent, relating to the $150,000,000 in principal amount of the 5.80% Senior Bonds due 2037 (incorporated by reference to Exhibit 99.1 to the MidAmerican Energy Holdings Company Current Report on Form 8-K dated February 12, 2007).

4.44
Indenture, dated as of October 1, 2006, by and between MidAmerican Energy Company and the Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.45
First Supplemental Indenture, dated as of October 6, 2006, by and between MidAmerican Energy Company and the Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.46
Second Supplemental Indenture, dated June 29, 2007, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated June 29, 2007).

4.47
Third Supplemental Indenture, dated March 25, 2008, by and between MidAmerican Energy Company and The Bank of New York Trust Company, Trustee, relating to the 5.3% Notes due 2018 (incorporated by reference to Exhibit 4.1 to MidAmerican Energy Company Current Report on Form 8-K dated March 25, 2008).

4.48
£119,000,000 Finance Contract, dated July 2, 2010, by and between Northern Electric Distribution Limited and the European Investment Bank (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

Exhibit No.	Description

4.49
Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.50
£151,000,000 Finance Contract, dated July 2, 2010, by and between Yorkshire Electricity Distribution plc and the European Investment Bank (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.51
Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.52	Indenture, dated as of February 24, 2012, by and between Topaz Solar Farms LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.53
Trust Deed, dated as of July 5, 2012, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to £150,000,000 in principal amount of the 4.375% Bonds due 2032 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.54
Fiscal Agency Agreement, dated August 27, 2012, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $250,000,000 in principal amount of the 4.10% Senior Bonds due 2042 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

Exhibit No.	Description

4.55
Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., Trustee, incorporated by reference to Exhibit 4-E, Form 8-B, File No. 1-5152, as supplemented and modified by 26 Supplemental Indentures, each incorporated by reference, as follows:

Exhibit Number	PacifiCorp File Type	Period or File Date	File Number

(4)(b)	SE	November 2, 1989	33-31861
(4)(a)	8-K	January 9, 1990	1-5152
4(a)	8-K	September 11, 1991	1-5152
4(a)	8-K	January 7, 1992	1-5152
4(a)	10-Q	Quarter ended March 31, 1992	1-5152
4(a)	10-Q	Quarter ended September 30, 1992	1-5152
4(a)	8-K	April 1, 1993	1-5152
4(a)	10-Q	Quarter ended September 30, 1993	1-5152
(4)b	10-Q	Quarter ended June 30, 1994	1-5152
(4)b	10-K	Year ended December 31, 1994	1-5152
(4)b	10-K	Year ended December 31, 1995	1-5152
(4)b	10-K	Year ended December 31, 1996	1-5152
4(b)	10-K	Year ended December 31, 1998	1-5152
99(a)	8-K	November 21, 2001	1-5152
4.1	10-Q	Quarter ended June 30, 2003	1-5152
99	8-K	September 8, 2003	1-5152
4	8-K	August 24, 2004	1-5152
4	8-K	June 13, 2005	1-5152
4.2	8-K	August 14, 2006	1-5152
4	8-K	March 14, 2007	1-5152
4.1	8-K	October 3, 2007	1-5152
4.1	8-K	July 17, 2008	1-5152
4.1	8-K	January 8, 2009	1-5152
4.1	8-K	May 12, 2011	1-5152
4.1	8-K	January 6, 2012	1-5152
4.1	8-K	March 6, 2012	1-5152

Exhibit No.	Description

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

10.16
Second Amendment dated as of January 6, 2012, amends that certain Amended and Restated Credit Agreement, dated as of July 6, 2006, among PacifiCorp, the banks listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank, and the Royal Bank of Scotland plc, as Syndication Agent. (incorporated by reference to Exhibit 10.11 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Summary of Key Terms of Compensation Arrangements with MidAmerican Energy Holdings Company Named Executive Officers and Directors.

10.18
$600,000,000 Credit Agreement, dated as of June 28, 2012, among MidAmerican Energy Holdings Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Union Bank, N.A, as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.19
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

10.20
£150,000,000 Facility Agreement, dated August 20, 2012, among Northern Powergrid Holdings Company, as Borrower, and Abbey National Treasury Services plc, Lloyds TSB Bank plc and The Royal Bank of Scotland plc, as Original Lenders (incorporated by reference to Exhibit 10.1 to the MidAmerican Energy Holdings Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.21
Equity Contribution Agreement, dated as of February 24, 2012, by and among MidAmerican Energy Holdings Company, as the Contributor, Topaz Solar Farms LLC, as the Company, and The Bank of New York Mellon Trust Company, N.A., as the Collateral Agent.

10.22
Sponsor Equity Contribution Agreement, dated as of December 28, 2012, among Solar Star California XIX, LLC, as Project Company, AVSP 1A, LLC and AVSP 1B, LLC, as Purchasers, MidAmerican Energy Holdings Company, as Sponsor Equity Investor, SunPower Corporation, Systems, as Contractor and Seller, and SunPower Corporation, as Seller.

10.23
Sponsor Equity Contribution Agreement, dated as of December 28, 2012, among Solar Star California XX, LLC, as Project Company, AVSP 2A, LLC and AVSP 2B, LLC, as Purchasers, MidAmerican Energy Holdings Company, as Sponsor Equity Investor, SunPower Corporation, Systems, as Contractor and Seller, and SunPower Corporation, as Seller.

14.1
MidAmerican Energy Holdings Company Code of Ethics for Chief Executive Officer, Chief Financial Officer and Other Covered Officers (incorporated by reference to Exhibit 14.1 to the MidAmerican Energy Holdings Company Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

Exhibit No.	Description

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Coal Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from MidAmerican Energy Holdings Company's Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.