Form 10-Q
period 2013-03-31
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2013-05-03
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of April 30, 2013, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

MidAmerican Energy Holdings Company and Related Entities
MEHC	MidAmerican Energy Holdings Company
Company	MidAmerican Energy Holdings Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
Northern Powergrid Holdings	Northern Powergrid Holdings Company
MidAmerican Energy Pipeline Group	Consists of Northern Natural Gas and Kern River
MidAmerican Renewables	Consists of MidAmerican Renewables, LLC and CalEnergy Philippines
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp and MidAmerican Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	Topaz Solar Farms LLC's 550-megawatt solar project
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	Agua Caliente Solar, LLC's 290-megawatt solar project
Bishop Hill	Bishop Hill Energy II, LLC
Bishop Hill Project	Bishop Hill Energy II, LLC's 81-megawatt wind-powered generating facility
Pinyon Pines Projects	Pinyon Pines Wind I, LLC's 168-megawatt and Pinyon Pines Wind II, LLC's 132-megawatt wind-powered generating facilities
Antelope Valley Companies	Solar Star California XIX, LLC and Solar Star California XX, LLC
Antelope Valley Projects	Solar Star California XIX, LLC's 309-megawatt and Solar Star California XX, LLC's 270-megawatt solar project

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	the availability and price of natural gas in applicable geographic regions and demand for natural gas supply;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the Company's consolidated financial results;

•	the Company's ability to successfully integrate future acquired operations into its business;

•	other risks or unforeseen events, including the effects of storms, floods, fires, explosions, landslides, litigation, wars, terrorism, embargoes and other catastrophic events; and

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 3, 2013

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$618	$776
Trade receivables, net	1,300	1,380
Income taxes receivable	69	336
Inventories	740	766
Other current assets	564	612
Total current assets	3,291	3,870

Property, plant and equipment, net	37,723	37,614
Goodwill	5,071	5,120
Regulatory assets	2,764	2,840
Investments and restricted cash and investments	2,529	2,392
Other assets	627	631

Total assets	$52,005	$52,467

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2013	2012
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$984	$1,214
Accrued interest	332	330
Accrued property, income and other taxes	316	299
Accrued employee expenses	215	188
Short-term debt	451	887
Current portion of long-term debt	1,350	1,137
Other current liabilities	676	695
Total current liabilities	4,324	4,750

Regulatory liabilities	1,784	1,749
MEHC senior debt	4,371	4,621
Subsidiary debt	14,766	14,977
Deferred income taxes	8,018	7,903
Other long-term liabilities	2,516	2,557
Total liabilities	35,779	36,557

Commitments and contingencies (Note 10)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,423
Retained earnings	11,220	10,782
Accumulated other comprehensive loss, net	(585)	(463)
Total MEHC shareholders' equity	16,058	15,742
Noncontrolling interests	168	168
Total equity	16,226	15,910

Total liabilities and equity	$52,005	$52,467

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012

Operating revenue:
Energy	$2,786	$2,638
Real estate	281	209
Total operating revenue	3,067	2,847

Operating costs and expenses:
Energy:
Cost of sales	964	942
Operating expense	668	626
Depreciation and amortization	384	348
Real estate	278	215
Total operating costs and expenses	2,294	2,131

Operating income	773	716

Other income (expense):
Interest expense	(290)	(290)
Capitalized interest	21	9
Allowance for equity funds	19	17
Other, net	16	19
Total other income (expense)	(234)	(245)

Income before income tax expense and equity income	539	471
Income tax expense	109	104
Equity income	14	12
Net income	444	379
Net income attributable to noncontrolling interests	6	4
Net income attributable to MEHC shareholders	$438	$375

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012

Net income	$444	$379

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $16 and $(2)	47	(5)
Foreign currency translation adjustment	(212)	85
Unrealized gains on available-for-sale securities, net of tax of $20 and $59	27	89
Unrealized gains (losses) on cash flow hedges, net of tax of $10 and $(11)	16	(15)
Total other comprehensive (loss) income, net of tax	(122)	154

Comprehensive income	322	533
Comprehensive income attributable to noncontrolling interests	6	4
Comprehensive income attributable to MEHC shareholders	$316	$529

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance at December 31, 2011	75	$—	$5,423	$9,310	$(641)	$173	$14,265
Net income	—	—	—	375	—	4	379
Other comprehensive income	—	—	—	—	154	—	154
Distributions	—	—	—	—	—	(8)	(8)
Balance at March 31, 2012	75	$—	$5,423	$9,685	$(487)	$169	$14,790

Balance at December 31, 2012	75	$—	$5,423	$10,782	$(463)	$168	$15,910
Net income	—	—	—	438	—	4	442
Other comprehensive loss	—	—	—	—	(122)	—	(122)
Distributions	—	—	—	—	—	(7)	(7)
Other equity transactions	—	—	—	—	—	3	3
Balance at March 31, 2013	75	$—	$5,423	$11,220	$(585)	$168	$16,226

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$444	$379
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	389	351
Allowance for equity funds	(19)	(17)
Deferred income taxes and amortization of investment tax credits	133	176
Other, net	(5)	3
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	115	127
Derivative collateral, net	24	93
Contributions to pension and other postretirement benefit plans, net	(18)	(14)
Accrued property, income and other taxes	298	(96)
Accounts payable and other liabilities	(12)	(70)
Net cash flows from operating activities	1,349	932

Cash flows from investing activities:
Capital expenditures	(891)	(756)
Increase in restricted cash and investments	(33)	(448)
Acquisitions, net of cash acquired	(14)	(109)
Equity method investments	(17)	(163)
Purchases of available-for-sale securities	(81)	(50)
Proceeds from sales of available-for-sale securities	69	46
Other, net	7	9
Net cash flows from investing activities	(960)	(1,471)

Cash flows from financing activities:
Proceeds from subsidiary debt	—	1,599
Repayments of subsidiary debt	(94)	(114)
Repayments of MEHC subordinated debt	—	(22)
Net repayments of short-term debt	(436)	(795)
Other, net	(12)	(34)
Net cash flows from financing activities	(542)	634

Effect of exchange rate changes	(5)	1

Net change in cash and cash equivalents	(158)	96
Cash and cash equivalents at beginning of period	776	286
Cash and cash equivalents at end of period	$618	$382

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 describes the most significant accounting policies used in the preparation of the Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2013.

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB Accounting Standards Codification ("ASC") Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends FASB ASC Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. In January 2013, the FASB issued ASU No. 2013-01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011-11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. The Company adopted the guidance on January 1, 2013. The adoption of the guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2013	2012
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$42,490	$42,682
Interstate pipeline assets	3-80 years	6,371	6,354
		48,861	49,036
Accumulated depreciation and amortization		(15,507)	(15,338)
Regulated assets, net		33,354	33,698

Nonregulated assets:
Independent power plants	5-30 years	1,677	1,428
Other assets	3-30 years	433	432
		2,110	1,860
Accumulated depreciation and amortization		(600)	(591)
Nonregulated assets, net		1,510	1,269

Net operating assets		34,864	34,967
Construction work-in-progress		2,859	2,647
Property, plant and equipment, net		$37,723	$37,614

Construction work-in-progress includes $2.1 billion and $1.9 billion as of March 31, 2013 and December 31, 2012, respectively, related to the construction of regulated assets.

(4)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2013	2012
Investments:
BYD Company Limited common stock	$717	$675
Rabbi trusts	319	313
Other	111	105
Total investments	1,147	1,093

Equity method investments:
Electric Transmission Texas, LLC	389	361
CE Generation, LLC	236	241
Bridger Coal Company	179	187
Agua Caliente Solar, LLC(1)	77	64
Other	70	71
Total equity method investments	951	924

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	357	337
Other	162	154
Total restricted cash and investments	519	491

Total investments and restricted cash and investments	$2,617	$2,508

Reflected as:
Current assets	$88	$116
Noncurrent assets	2,529	2,392
Total investments and restricted cash and investments	$2,617	$2,508

(1)	As of March 31, 2013 and December 31, 2012, the equity investment is net of investment tax credits totaling $164 million and $165 million, respectively.
Investments

MEHC's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of March 31, 2013 and December 31, 2012, the fair value of MEHC's investment in BYD Company Limited common stock was $717 million and $675 million, respectively, which resulted in a pre-tax unrealized gain of $485 million and $443 million as of March 31, 2013 and December 31, 2012, respectively.

(5)	Recent Financing Transactions

Long-Term Debt

In April 2013, Topaz Solar Farms LLC ("Topaz") issued $250 million of the 4.875% Series B Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds will be used to fund the costs and expenses related to the development, construction and financing of Topaz's 550-megawatt solar project. Any unused amounts will be invested or, in certain circumstances, loaned to MEHC.

Credit Facilities

In March 2013, PacifiCorp replaced its $630 million unsecured revolving credit facility expiring in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports PacifiCorp's commercial paper program and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of March 31, 2013, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of March 31, 2013, $312 million of letters of credit were issued under this credit agreement to support variable-rate tax-exempt bond obligations. These letters of credit were previously issued under the credit facility that was replaced.

In March 2013, PacifiCorp obtained $289 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2015 and replaced certain letters of credit previously issued under one of the revolving credit facilities.

In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility expiring in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. As of March 31, 2013, MidAmerican Energy had no borrowings outstanding under this credit facility. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2013	2012

Federal statutory income tax rate	35%	35%
Income tax credits	(13)	(10)
State income tax, net of federal income tax benefit	2	1
Income tax effect of foreign income	(3)	(3)
Effects of ratemaking	(1)	(1)
Effective income tax rate	20%	22%

Income tax credits relate to production tax credits at MidAmerican Energy, PacifiCorp and Bishop Hill Energy II, LLC. Wind-powered generating facilities are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities were placed in service.

Berkshire Hathaway includes the Company in its United States federal income tax return. For the three-month periods ended March 31, 2013 and 2012, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $323 million and $- million, respectively.

(7)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012
Pension:
Service cost	$6	$6
Interest cost	22	24
Expected return on plan assets	(30)	(29)
Net amortization	15	10
Net periodic benefit cost	$13	$11

Other postretirement:
Service cost	$3	$3
Interest cost	8	9
Expected return on plan assets	(10)	(11)
Net amortization	1	1
Net periodic benefit cost	$2	$2

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $72 million and $13 million, respectively, during 2013. As of March 31, 2013, $25 million and $3 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012

Service cost	$5	$5
Interest cost	21	21
Expected return on plan assets	(25)	(26)
Net amortization	14	14
Net periodic benefit cost	$15	$14

Employer contributions to the United Kingdom pension plan are expected to be £51 million during 2013. As of March 31, 2013, £13 million, or $20 million, of contributions had been made to the United Kingdom pension plan.

(8)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through MEHC's ownership of PacifiCorp and MidAmerican Energy (the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 9 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2013
Not designated as hedging contracts(1):
Commodity assets	$14	$37	$32	$2	$85
Commodity liabilities	(5)	(1)	(132)	(85)	(223)
Total	9	36	(100)	(83)	(138)

Designated as hedging contracts:
Commodity assets	7	3	1	1	12
Commodity liabilities	(4)	(2)	(4)	(4)	(14)
Interest rate liabilities	—	—	(5)	(5)	(10)
Total	3	1	(8)	(8)	(12)

Total derivatives	12	37	(108)	(91)	(150)
Cash collateral (payable) receivable	(1)	1	40	2	42
Total derivatives - net basis	$11	$38	$(68)	$(89)	$(108)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2012
Not designated as hedging contracts(1):
Commodity assets	$30	$34	$25	$3	$92
Commodity liabilities	(14)	(2)	(177)	(102)	(295)
Interest rate liabilities	—	—	—	(1)	(1)
Total	16	32	(152)	(100)	(204)

Designated as hedging contracts:
Commodity assets	1	—	1	1	3
Commodity liabilities	(1)	—	(22)	(12)	(35)
Interest rate liabilities	—	—	(5)	(7)	(12)
Total	—	—	(26)	(18)	(44)

Total derivatives	16	32	(178)	(118)	(248)
Cash collateral receivable	—	—	62	—	62
Total derivatives - net basis	$16	$32	$(116)	$(118)	$(186)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2013 and December 31, 2012, a net regulatory asset of $174 million and $235 million, respectively, was recorded related to the net derivative liability of $138 million and $203 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2013	2012

Beginning balance	$235	$400
Changes in fair value recognized in net regulatory assets	(19)	70
Net gains reclassified to operating revenue	4	29
Net losses reclassified to cost of sales	(46)	(84)
Ending balance	$174	$415

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

	Three-Month Periods
	Ended March 31,
	2013	2012

Beginning balance	$32	$46
Changes in fair value recognized in OCI	(25)	38
Net losses reclassified to cost of sales	(5)	(13)
Ending balance	$2	$71

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2013 and 2012, hedge ineffectiveness was insignificant. As of March 31, 2013, the Company had cash flow hedges with expiration dates extending through December 2019 and amounts forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle were insignificant.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2013	2012
Electricity sales	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	109	130
Fuel purchases	Gallons	12	16
Interest rate swaps	US$	470	470

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2013, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $207 million and $306 million as of March 31, 2013 and December 31, 2012, respectively, for which the Company had posted collateral of $33 million and $56 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2013 and December 31, 2012, the Company would have been required to post $140 million and $214 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(9)	Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2013
Assets:
Commodity derivatives	$3	$52	$42	$(48)	$49
Money market mutual funds(2)	554	—	—	—	554
Debt securities:
United States government obligations	116	—	—	—	116
International government obligations	—	1	—	—	1
Corporate obligations	—	34	—	—	34
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	42	—	42
Equity securities:
United States companies	197	—	—	—	197
International companies	720	—	—	—	720
Investment funds	77	—	—	—	77
	$1,667	$93	$84	$(48)	$1,796
Liabilities:
Commodity derivatives	$(4)	$(227)	$(6)	$90	$(147)
Interest rate derivatives	—	(10)	—	—	(10)
	$(4)	$(237)	$(6)	$90	$(157)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2012
Assets:
Commodity derivatives	$1	$55	$39	$(47)	$48
Money market mutual funds(2)	589	—	—	—	589
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	41	—	41
Equity securities:
United States companies	187	—	—	—	187
International companies	677	—	—	—	677
Investment funds	71	—	—	—	71
	$1,629	$98	$80	$(47)	$1,760
Liabilities:
Commodity derivatives	$(10)	$(313)	$(7)	$109	$(221)
Interest rate derivatives	—	(13)	—	—	(13)
	$(10)	$(326)	$(7)	$109	$(234)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $42 million and $62 million as of March 31, 2013 and December 31, 2012, respectively.

(2)
Amounts are included in cash and cash equivalents; current investments and restricted cash and investments; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 8 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Auction
	Commodity	Rate
	Derivatives	Securities
2013:
Beginning balance	$32	$41
Changes included in earnings(1)	9	—
Changes in fair value recognized in other comprehensive income	(3)	1
Changes in fair value recognized in net regulatory assets	1	—
Purchases	2	—
Settlements	(5)	—
Ending balance	$36	$42

	Three-Month Periods
	Ended March 31,
		Auction
	Commodity	Rate
	Derivatives	Securities
2012:
Beginning balance	$23	$35
Changes included in earnings(1)	10	—
Changes in fair value recognized in other comprehensive income	(3)	2
Changes in fair value recognized in net regulatory assets	9	—
Sales	—	(1)
Settlements	(14)	—
Ending balance	$25	$36

(1)
Changes included in earnings are reported as operating revenue on the Consolidated Statements of Operations. For commodity derivatives held as of March 31, 2013 and 2012, net unrealized gains included in earnings for the three-month periods ended March 31, 2013 and 2012 totaled $1 million and $7 million, respectively.

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

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$20,487	$24,477	$20,735	$24,924

(10)	Commitments and Contingencies

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. A judgment was rendered in April 2013 where the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded.

PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. As of March 31, 2013, PacifiCorp accrued $113 million, plus estimated obligations for the Plaintiff's motions, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeal process, which could take as long as several years.

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

(11)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to MEHC shareholders by each component of other comprehensive income (loss), net of applicable income taxes, for the three-month period ended March 31, 2013 (in millions):

					Accumulated
			Unrealized		Other
	Unrecognized	Foreign	Gains on	Unrealized	Comprehensive
	Amounts on	Currency	Available-	Gains on	Loss Attributable
	Retirement	Translation	For-Sale	Cash Flow	To MEHC
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2012	$(575)	$(172)	$261	$23	$(463)
Other comprehensive income (loss)	47	(212)	27	16	(122)
Balance, March 31, 2013	$(528)	$(384)	$288	$39	$(585)

Reclassifications from AOCI to net income for the periods ended March 31, 2013 and 2012 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 8. Additionally, refer to Note 7 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(12)	Related Party Transactions

In 2012, MidAmerican Energy signed new long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company ("UP") for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. These contracts replaced a long-term contract with UP that expired December 31, 2012. For the three-month period ended March 31, 2013, $51 million was incurred for coal transportation services, the majority of which was related to the BNSF agreement. As of March 31, 2013, MidAmerican Energy had accounts payable to BNSF of $5 million.

(13)	Segment Information

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

	Three-Month Periods
	Ended March 31,
	2013	2012
Operating revenue:
PacifiCorp	$1,232	$1,191
MidAmerican Funding	921	874
MidAmerican Energy Pipeline Group	300	302
Northern Powergrid Holdings	300	263
MidAmerican Renewables	57	31
HomeServices	281	209
MEHC and Other(1)	(24)	(23)
Total operating revenue	$3,067	$2,847

Depreciation and amortization:
PacifiCorp	$172	$161
MidAmerican Funding	107	93
MidAmerican Energy Pipeline Group	50	48
Northern Powergrid Holdings	43	41
MidAmerican Renewables	15	7
HomeServices	5	3
MEHC and Other(1)	(3)	(2)
Total depreciation and amortization	$389	$351

Operating income:
PacifiCorp	$300	$281
MidAmerican Funding	106	91
MidAmerican Energy Pipeline Group	180	183
Northern Powergrid Holdings	180	157
MidAmerican Renewables	30	17
HomeServices	3	(6)
MEHC and Other(1)	(26)	(7)
Total operating income	773	716
Interest expense	(290)	(290)
Capitalized interest	21	9
Allowance for equity funds	19	17
Other, net	16	19
Total income before income tax expense and equity income	$539	$471

	Three-Month Periods
	Ended March 31,
	2013	2012
Interest expense:
PacifiCorp	$97	$99
MidAmerican Funding	41	43
MidAmerican Energy Pipeline Group	20	23
Northern Powergrid Holdings	35	33
MidAmerican Renewables	25	9
MEHC and Other(1)	72	83
Total interest expense	$290	$290

	As of
	March 31,	December 31,
	2013	2012
Total assets:
PacifiCorp	$22,939	$22,973
MidAmerican Funding	13,172	13,355
MidAmerican Energy Pipeline Group	4,855	4,865
Northern Powergrid Holdings	6,065	6,418
MidAmerican Renewables	2,879	3,342
HomeServices	942	899
MEHC and Other(1)	1,153	615
Total assets	$52,005	$52,467

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "MEHC and Other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2013 (in millions):

			MidAmerican
			Energy	Northern
		MidAmerican	Pipeline	Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Group	Holdings	Renewables	Services	Other	Total

Balance, December 31, 2012	$1,126	$2,102	$179	$1,135	$71	$507	$—	$5,120
Acquisitions	—	—	—	—	—	9	4	13
Foreign currency translation	—	—	—	(55)	—	—	—	(55)
Other	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2013	$1,126	$2,102	$172	$1,080	$71	$516	$4	$5,071

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2013 and 2012

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2013	2012	Change
Net income attributable to MEHC shareholders:
PacifiCorp	$160	$150	$10	7%
MidAmerican Funding	100	71	29	41
MidAmerican Energy Pipeline Group	97	97	—	—
Northern Powergrid Holdings	111	93	18	19
MidAmerican Renewables	16	5	11	*
HomeServices	3	(1)	4	*
MEHC and Other	(49)	(40)	(9)	23
Total net income attributable to MEHC shareholders	$438	$375	$63	17

*    Not meaningful

Net income attributable to MEHC shareholders increased $63 million for 2013 compared to 2012 due to the following:

•
PacifiCorp's net income increased as a $57 million increase in retail prices approved by regulators and a $20 million increase in retail customer load, largely from the impacts of weather, were partially offset by a $36 million decrease in wholesale and other revenue, an $11 million increase in depreciation and amortization and an $8 million increase in energy costs.

•
Net income at MidAmerican Funding increased due to a $20 million increase in regulated electric margins and a $15 million increase in regulated gas margins, both due to colder temperatures in 2013, and a $19 million increase in income tax benefits from higher production tax credits related to additional wind-powered generation placed in service in late 2012, partially offset by a $14 million increase in depreciation associated with the wind assets placed in service.

•
Net income at MidAmerican Energy Pipeline Group was flat as higher operating revenue at Northern Natural Gas was offset by a decrease in market-oriented revenue and an increase in depreciation expense at Kern River.

•
Northern Powergrid Holdings' net income increased due to a favorable movement in regulatory provisions of $27 million related to the Distribution Price Control Review 5 Losses Incentive Mechanism and an $11 million increase in tariff rates, partially offset by an $8 million increase in distribution operating expense.

•
MidAmerican Renewables' net income increased as the Bishop Hill and Pinyon Pines Projects were placed in service during the fourth quarter of 2012 and additional solar capacity was placed in service at the Agua Caliente and Topaz Projects.

•
Net income at HomeServices increased due to a $5 million after-tax increase in earnings at existing businesses, partially offset by a $2 million after-tax decrease in equity earnings at its mortgage joint venture as refinancing business slowed.

•
MEHC and Other net income decreased due to higher compensation accruals and changes in uncertain income tax positions, partially offset by lower interest expense and higher equity earnings at Electric Transmission Texas.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2013	2012	Change
Operating revenue:
PacifiCorp	$1,232	$1,191	$41	3%
MidAmerican Funding	921	874	47	5
MidAmerican Energy Pipeline Group	300	302	(2)	(1)
Northern Powergrid Holdings	300	263	37	14
MidAmerican Renewables	57	31	26	84
HomeServices	281	209	72	34
MEHC and Other	(24)	(23)	(1)	(4)
Total operating revenue	$3,067	$2,847	$220	8

Operating income:
PacifiCorp	$300	$281	$19	7%
MidAmerican Funding	106	91	15	16
MidAmerican Energy Pipeline Group	180	183	(3)	(2)
Northern Powergrid Holdings	180	157	23	15
MidAmerican Renewables	30	17	13	76
HomeServices	3	(6)	9	*
MEHC and Other	(26)	(7)	(19)	*
Total operating income	$773	$716	$57	8

*    Not meaningful

PacifiCorp

Operating revenue increased $41 million for 2013 compared to 2012 due to higher retail revenue of $77 million, partially offset by a decrease in wholesale and other revenue of $36 million. The increase in retail revenue was due to higher prices approved by regulators of $57 million and higher customer loads of $20 million. Customer load increased 1.9% due primarily to the impacts of colder weather on residential and commercial customer loads in Utah. The decrease in wholesale and other revenue was due to lower renewable energy credit revenue of $24 million and lower wholesale volumes of $20 million, partially offset by higher average wholesale prices of $7 million primarily on short-term market sales.

Operating income increased $19 million for 2013 compared to 2012 due to the higher operating revenue, partially offset by higher depreciation and amortization of $11 million, due primarily to higher plant in service and accelerated depreciation rates in Oregon for the Carbon coal-fueled generating facility expected to be retired in 2015 as a result of the Mercury and Air Toxics Standard and other environmental regulations and higher energy costs of $8 million. Energy costs increased due to the impact of higher purchased power volumes of $19 million and lower electricity swap gains of $11 million, partially offset by a lower average cost of natural gas of $11 million, lower natural gas volumes of $5 million and higher net deferred power costs of $3 million.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	First Quarter
	2013	2012	Change
Operating revenue:
Regulated electric	$415	$380	$35	9%
Regulated natural gas	315	263	52	20
Nonregulated and other	191	231	(40)	(17)
Total operating revenue	$921	$874	$47	5

Operating income:
Regulated electric	$50	$48	$2	4%
Regulated natural gas	45	30	15	50
Nonregulated and other	11	13	(2)	(15)
Total operating income	$106	$91	$15	16

Regulated electric operating revenue increased $35 million for 2013 compared to 2012 due to higher retail revenue of $32 million and higher wholesale and other revenue of $3 million. Retail revenue increased due to adjustment clauses in Iowa and Illinois totaling $19 million and a 5.2% increase in customer load primarily from unseasonably warm winter temperatures in 2012. Wholesale and other revenue increased due to a 1.6% increase in wholesale volumes and a 0.8% increase in average wholesale prices.

Regulated electric operating income increased $2 million for 2013 compared to 2012 as the higher operating revenue was substantially offset by higher energy costs of $15 million, higher depreciation and amortization of $13 million primarily as a result of wind-powered generation placed in service in late 2012 and higher operating expense of $5 million. Energy costs increased due to higher coal-fueled generation costs, primarily from new coal transportation agreements effective in 2013, and higher transportation capacity charges for natural gas-fueled generating facilities.

Regulated natural gas operating revenue increased $52 million for 2013 compared to 2012 due to higher volumes of $32 million and an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $18 million, resulting in higher cost of sales. Regulated natural gas operating income increased $15 million for 2013 compared to 2012 due to higher volumes from the colder temperatures in 2013.

Nonregulated and other operating revenue decreased $40 million for 2013 compared to 2012 due to a 12.0% decrease in electricity volumes, an 8.9% decrease in electricity prices and an 8.1% decrease in natural gas prices, partially offset by a 3.1% increase in natural gas volumes. Nonregulated and other operating income decreased $2 million for 2013 compared to 2012 due to lower electric margins primarily from the decrease in volumes.

MidAmerican Energy Pipeline Group

Operating revenue decreased $2 million for 2013 compared to 2012 as an increase in revenue at Northern Natural Gas was more than offset by lower market-oriented revenue from the narrowing of natural gas spreads at Kern River. Operating income decreased $3 million due to the lower operating revenue and higher depreciation expense at Kern River.

Northern Powergrid Holdings

Operating revenue increased $37 million for 2013 compared to 2012 due to higher distribution revenue of $39 million and higher contracting revenue of $4 million, partially offset by the stronger United States dollar totaling $4 million. Distribution revenue increased due to a favorable movement in regulatory provisions of $27 million related to the Distribution Price Control Review 5 Losses Incentive Mechanism and higher tariff rates of $11 million. Operating income increased $23 million for 2013 compared to 2012 due to the higher distribution revenue, partially offset by higher distribution operating expense of $8 million, due to the Low Carbon Network and vegetation management, and the stronger United States dollar totaling $3 million.

MidAmerican Renewables

Operating revenue increased $26 million for 2013 compared to 2012 due to a $23 million increase from the Pinyon Pines and Bishop Hill wind-powered generating facilities, which were placed in service during the fourth quarter of 2012, and a $3 million increase from the Topaz solar facility, which began generating revenue during the first quarter of 2013. As of March 31, 2013, 130 megawatts of the Topaz solar facility had been completed and energized, including 105 megawatts as to which block turnover had been achieved under the construction contract. Operating income increased $13 million for 2013 compared to 2012 due to the higher operating revenue, partially offset by higher depreciation of $7 million and higher operating expense of $4 million.

HomeServices

Operating revenue increased $72 million for 2013 compared to 2012 due to an increase from existing businesses totaling $31 million, reflecting a 9% increase in closed brokerage units and a 7% increase in average home sale prices, and $41 million of revenue from acquired companies. Operating income increased $9 million for 2013 compared to 2012 due to the higher operating revenue, partially offset by higher commissions and operating expense.

MEHC and Other

Higher operating costs due to higher compensation accruals resulted in an increase in the operating loss of $19 million for 2013 compared to 2012.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2013	2012	Change

Subsidiary debt	$215	$206	$9	4%
MEHC senior debt and other	75	84	(9)	(11)
Total interest expense	$290	$290	$—	—

Interest expense was flat for 2013 compared to 2012 as debt issuances at PacifiCorp ($650 million in January 2012 and $100 million in March 2012), Northern Natural Gas ($250 million in August 2012), Northern Powergrid Holdings (£150 million in July 2012) and MidAmerican Renewables ($850 million in February 2012 and $120 million in August 2012) were offset by scheduled maturities of $750 million at MEHC ($250 million in July 2012 and $500 million in October 2012) and at other subsidiaries, as well as early principal repayments at MidAmerican Energy.

Capitalized Interest

Capitalized interest increased $12 million for 2013 compared to 2012 due to higher construction in progress balances at Topaz and Antelope Valley.

Allowance for Equity Funds

Allowance for equity funds increased $2 million for 2013 compared to 2012 due to higher allowance for equity funds used during construction at MidAmerican Energy resulting from higher construction work-in-progress balances.

Income Tax Expense

Income tax expense increased $5 million for 2013 compared to 2012 and the effective tax rates were 20% for 2013 and 22% for 2012. The change in the effective tax rate was due to $24 million of additional production tax credits due to wind-powered generation placed in service in late 2012 at MidAmerican Energy and Bishop Hill.

Equity Income

Equity income is summarized as follows (in millions):

	First Quarter
	2013	2012	Change
Equity income:
ETT	$12	$7	$5	71%
HomeServices Mortgage	2	5	(3)	(60)
Agua Caliente	3	1	2	*
CE Generation	(3)	(1)	(2)	*
Total equity income	$14	$12	$2	17

*    Not meaningful

Equity income increased $2 million for 2013 compared to 2012 due to higher earnings at Electric Transmission Texas from continued investment and additional plant placed in service and higher earnings at Agua Caliente due to additional capacity placed in service, partially offset by lower earnings at the HomeServices mortgage joint venture due to lower refinancing activity and lower earnings at CE Generation.

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

As of March 31, 2013, the Company's total net liquidity was $4.884 billion and the components are as follows (in millions):

				Northern
			MidAmerican	Powergrid
	MEHC	PacifiCorp	Funding	Holdings	Other	Total

Cash and cash equivalents	$73	$133	$97	$67	$248	$618

Credit facilities(1)	1,079	1,200	609	228	170	3,286
Less:
Short-term debt	(357)	—	—	—	(94)	(451)
Tax-exempt bond support and letters of credit	(62)	(312)	(195)	—	—	(569)
Net credit facilities	660	888	414	228	76	2,266

Net liquidity before Berkshire Equity Commitment	733	$1,021	$511	$295	$324	2,884
Berkshire Equity Commitment(2)	2,000					2,000
Total net liquidity	$2,733					$4,884
Credit facilities:
Maturity date	2013, 2017	2017, 2018	2013, 2018	2017	2013
Largest single bank commitment as a % of total credit facilities(3)	13%	7%	7%	33%	74%

(1)	For further discussion regarding the Company's credit facilities, refer to Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2013 and 2012 were $1.349 billion and $932 million, respectively. The change was primarily due to higher income tax receipts of $266 million largely from investment tax credits related to renewable projects; improved operating results and other changes in working capital, partially offset by lower benefits from changes in collateral posted for derivative contracts.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2013 and 2012 were $(960) million and $(1.471) billion, respectively. The change was primarily due to changes in restricted cash and investments related to proceeds from the issuance of long-term debt in 2012 at Topaz that is restricted for use in the construction of the Topaz Project, the acquisition in 2012 of Topaz and Bishop Hill, and the equity contribution in 2012 to acquire a 49% interest in Agua Caliente, partially offset by higher capital expenditures.

Capital Expenditures

Capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the three-month periods ended March 31 are summarized as follows (in millions):

	2013	2012
Capital expenditures:
PacifiCorp	$259	$405
MidAmerican Funding	163	117
MidAmerican Energy Pipeline Group	24	15
Northern Powergrid Holdings	171	69
MidAmerican Renewables	270	149
Other	4	1
Total capital expenditures	$891	$756

The Company's capital expenditures consisted mainly of the following for the three-month periods ended March 31:

2013:

•
Transmission system investments totaling $64 million, including construction costs for PacifiCorp's 100-mile high-voltage Mona-Oquirrh transmission line expected to be placed in service in the second quarter of 2013 and the 170‑mile single‑circuit 345‑kV Sigurd‑Red Butte transmission line expected to be placed in service in 2015.

•
The construction of PacifiCorp's Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $48 million, which is expected to be placed in service in 2014.

•
Emissions control equipment on existing generating facilities totaling $60 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling$250 million at the Utilities and principally for ongoing infrastructure needed at Northern Powergrid Holdings totaling $171 million.

•	Investments at MidAmerican Renewables totaling $270 million related primarily to the Topaz Project of $165 million and the Antelope Valley Projects of $99 million.

2012:

•	Transmission system investments totaling $93 million, including construction costs for PacifiCorp's Mona-Oquirrh transmission project.

•	The development and construction of PacifiCorp's Lake Side 2 totaling $60 million.

•
Emissions control equipment on existing generating facilities totaling $40 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	The construction of MidAmerican Energy's 407 MW of wind-powered generating facilities totaling $19 million.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $310 million at the Utilities and principally for ongoing infrastructure needed at Northern Powergrid Holdings totaling $69 million.

•	Investments at MidAmerican Renewables totaling $149 million related to the Topaz Project and Bishop Hill Project.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2013 was $(542) million. Uses of cash totaled $542 million and consisted mainly of net repayments of short-term debt totaling $436 million and repayments of subsidiary debt totaling $94 million.

In April 2013, Topaz issued $250 million of the 4.875% Series B Senior Secured Notes. The principal of the notes amortize beginning September 2015 with a final maturity in September 2039. The net proceeds will be used to fund the costs and expenses related to the development, construction and financing of the Topaz Project. Any unused amounts will be invested or, in certain circumstances, loaned to MEHC.

Net cash flows from financing activities for the three-month period ended March 31, 2012 was $634 million. Sources of cash totaled $1.599 billion related to proceeds from subsidiary debt. Uses of cash totaled $965 million and consisted mainly of net repayments of short-term debt totaling $795 million, $114 million for repayments of subsidiary debt and the repayment of MEHC subordinated debt totaling $22 million.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, for the year ended December 31, 2013 are as follows (in millions):

2013
Forecasted capital expenditures:
PacifiCorp	$1,109
MidAmerican Funding	695
MidAmerican Energy Pipeline Group	143
Northern Powergrid Holdings	682
MidAmerican Renewables	1,514
Other	24
Total	$4,167

The Utilities anticipate costs for transmission projects will total $336 million for 2013 including the following estimated costs:

•
$124 million for PacifiCorp's 170-mile single-circuit 345-kV transmission line being built between the Sigurd substation in central Utah and the Red Butte substation in southwest Utah as part of the Energy Gateway Transmission Expansion Program. The Sigurd-Red Butte project is expected to be placed in service in 2015.

•
$62 million for PacifiCorp's 100-mile high-voltage transmission line being built between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley as part of the Energy Gateway Transmission Expansion Program. A 65-mile segment of the Mona-Oquirrh transmission project will be a single-circuit 500-kV transmission line, while the remaining 35-mile segment will be a double-circuit 345-kV transmission line. The project is expected to be placed in service in the second quarter of 2013.

•
$47 million for other segments associated with PacifiCorp's Energy Gateway Transmission Expansion Program that are expected to be placed in service over the next several years, depending on siting, permitting and construction schedules.

•
$21 million for MidAmerican Energy's Multi-Value Projects ("MVPs"). MidAmerican Energy has approval from the Midwest Independent Transmission System Operator, Inc. for four MVPs located in Iowa and Illinois, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system.

The Utilities anticipate costs for emissions control equipment will total $292 million for 2013, which includes equipment to meet anticipated air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of the Utilities coal-fueled generating facilities, including Jim Bridger Units 3 and 4, Hunter Unit 1, George Neal Energy Center Units 3 and 4 and Ottumwa.

PacifiCorp anticipates costs for additional natural gas-fueled generating facilities will total $162 million for 2013, which includes the construction of the Lake Side 2 natural gas-fueled generating facility that is expected to be placed in service in 2014 and costs to convert Naughton Unit No. 3 to a natural gas-fueled generating unit.

Topaz has spent $725 million for construction of the Topaz Project through March 31, 2013, and expects to spend an additional $520 million for the remainder of 2013, $597 million for 2014 and $349 million for 2015. The project is expected to cost $2.4 billion, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 22 blocks of solar panels with a nominal facilities capacity of 586 MW. The project has placed 105 MW in service as of March 31, 2013, and deliveries have begun under the power purchase agreement with respect to electricity produced. Construction and commissioning are ahead of schedule and Topaz expects to place 281 MW in service in 2013, including the 105 MW that were placed in service as of March 31, 2013, 252 MW in service in 2014 and 53 MW in service in 2015. As of March 31, 2013, the project was 40% constructed (compared to the baseline construction schedule of 23%) with 3.3 million solar panels (out of an expected total of 8.4 million) installed. The project is being constructed pursuant to a fixed-price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar.

The Antelope Valley Companies have spent $166 million for construction of the Antelope Valley Projects through March 31, 2013, and expect to spend an additional $723 million for the remainder of 2013, $1.165 billion for 2014 and $580 million for 2015. The projects will be comprised of 13 blocks of solar panels with a nominal facilities capacity of 579 MW. The projects expect to place 57 MW in service in 2013, 297 MW in service in 2014 and 225 MW in service in 2015. The projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

Capital expenditures related to operating projects are expected to total $1.7 billion in 2013, and consist of routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Equity Investments

Agua Caliente, a company owned 51% by NRG Energy, Inc. and 49% by an indirect subsidiary of MEHC, is constructing the 290-MW Agua Caliente Project in Arizona. The Agua Caliente Project is expected to cost approximately $1.7 billion and will be comprised of 12 blocks of solar panels with a nominal facilities capacity of 315 MW. The Agua Caliente Project placed 253 MW in service in 2012, and expects to place 51 MW in service in 2013 and 11 MW in service in 2014. As of March 31, 2013, the Agua Caliente Project was 92% constructed (compared to the baseline construction schedule of 82%) with 4.34 million solar panels (out of an expected total of 4.95 million) installed. The project is being constructed pursuant to a fixed price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar. Construction costs are expected to be funded with equity contributions from MEHC and NRG Energy, Inc. and proceeds from a $967 million secured loan maturing in 2037 from an agency of the United States government as part of the United States Department of Energy loan guarantee program. Funding requests are submitted on a monthly basis and the approved loans accrue interest at a fixed rate based on the current average yield of comparable maturity United States Treasury rates plus a spread of 0.375%.

Contractual Obligations

As of March 31, 2013, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 other than the 2013 debt issuances previously discussed. Additionally, refer to the "Capital Expenditures" discussion included in "Liquidity and Capital Resources."

Regulatory Matters

MEHC's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

PacifiCorp

Utah

In March 2013, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting recovery of $17 million over a two-year period for 70% of the net power costs in excess of amounts included in base rates for the period January 1, 2012 through December 31, 2012. If approved by the UPSC, the new rates will be effective November 2013.

In March 2013, PacifiCorp filed with the UPSC to return $3 million to customers through the REC balancing account. If approved by the UPSC, the new rates will be effective June 2013 on an interim basis until a final order is issued by the UPSC.

Wyoming

In March 2013, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") application with the WPSC requesting $18 million for recovery of 70% of the net power costs in excess of amounts included in base rates for the period January 1, 2012 through December 31, 2012 to be recovered over a three-year period. In addition, PacifiCorp filed its annual REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") application requesting a $15 million reduction to the current surcredit. If approved by the WPSC, the ECAM and RRA rates will be effective May 2013 on an interim basis until a final order is issued by the WPSC.

Washington

In December 2012, PacifiCorp filed for judicial review of the WUTC's August and November 2012 orders regarding proceeds from the sales of RECs on or after January 1, 2009. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC revenues (revenues from January 1, 2009 through April 2, 2011) will occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC revenue until after resolution of the pending judicial review of the WUTC's orders. WUTC staff and intervening parties submitted a joint response to the WUTC notice requesting the amortization of historical REC revenues begin on May 1, 2013, and be distributed as a one-time credit or amortized over one year.

Idaho

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, of which $9 million will be collected over a one-year period and the remainder collected over a three-year period. In March 2013, the IPUC approved the new rates, which became effective April 2013.

MidAmerican Energy

MidAmerican Energy is planning to file a request for a retail electric rate increase with the IUB in May 2013. The proposal will contain a request for interim rate relief to begin in the third quarter of 2013. In addition to a request for an increase in base rates, the filing is expected to contain a request for the creation of two new adjustment clauses. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. A final decision by the IUB on MidAmerican Energy's request would be expected within ten months of the date of filing.

Kern River

In December 2009, the FERC issued an order establishing revised rates for the period of Kern River's current long-term contracts ("Period One rates") and required that rates be established based on a levelized rate design for eligible customers that elect to take service following the expiration of their current contracts (“Period Two rates"). The FERC set all other issues related to Period Two rates for hearing. In November 2010, the FERC issued an order that denied all requests for rehearing related to Period One rates from the FERC's December 2009 order and established that the Company is entitled to base its Period Two rates on a 100% equity capital structure.

In July 2011, the FERC issued an order requiring, among other things, that Period Two rates be based on a return on equity of 11.55% and a levelization period that coincides with a contract length of 10 or 15 years. The FERC also determined that capital expenditures associated with compressor engines and general plant replacements can be recovered in a future rate case and cannot be incorporated into Period Two rates at this time. The Company, as well as others, requested rehearing and clarification of the FERC's July 2011 order. The Company filed in compliance with the FERC's order in August 2011 and, following an order on compliance, again in September 2011. In late September 2011, the FERC issued a second order on compliance, accepting the Company's filing. In February 2013, the FERC issued an order that denied the requests for rehearing regarding its previous orders on Period Two rates. In March 2013, the Company requested clarification, or in the alternative a rehearing, on recovery of plant replacements.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

As a result of Clean Air Act requirements, the Company anticipates retirement of PacifiCorp's Carbon facility in early 2015. In addition, in conjunction with a consent decree filed with the United States District Court in Iowa pursuant to a settlement with the Sierra Club, MidAmerican Energy has committed to cease burning solid fuel, such as coal, at its Walter Scott, Jr. Energy Center Units 1 and 2, George Neal Energy Center Units 1 and 2 and Riverside Energy Center by April 16, 2016; these units represent 9% of MidAmerican Energy's net owned available generating capacity. The George Neal Energy Center Unit 1 and Riverside Energy Center currently have the capability to burn natural gas in the production of electricity, although under current operating and economic conditions, production utilizing natural gas would be very limited. No decisions have been made regarding upgrades to enable the use of natural gas at the other MidAmerican Energy units, which produced 1.8 million MWh of electricity, or 6% of MidAmerican Energy's owned generation production during 2012. The consent decree was entered by the court on April 12, 2013.

National Ambient Air Quality Standards

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule will utilize a three-year average to determine attainment. The rule will utilize source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, due to the lack of sufficient information to make the designations, the EPA extended the deadline for area designations to June 2013. The EPA has recommended that Muscatine County, Iowa be designated nonattainment for the one-hour sulfur dioxide standard and intends to finalize the nonattainment designation by June 2013. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County. Based on the distance of the facility from the ambient monitor and the predominant wind patterns at the time violations were recorded, the EPA has indicated that MidAmerican Energy's Louisa coal-fueled generating facility did not cause or contribute to the violation. MidAmerican Energy does not believe the nonattainment designation, should it become final, will have a material impact on the Louisa coal-fueled generating facility.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Utah, Wyoming and Arizona are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit State Implementation Plans ("SIP") that address emissions from sources subject to best available retrofit technology ("BART") requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups have appealed the EPA's approval of the sulfur dioxide portion. The state of Utah and PacifiCorp filed petitions for review of the EPA's final rule on the BART determinations in Utah's regional haze SIP in March 2013. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality is undertaking an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP. It is unknown whether and how this supplemental analysis will impact the EPA's decision regarding the existing SIP.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012, but initially proposed to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA proposed to approve the installation of selective catalytic reduction equipment and a baghouse at PacifiCorp's Naughton Unit 3 by December 31, 2014; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 3 by December 31, 2015; and to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 4 by December 31, 2016. The EPA proposed to disapprove the nitrogen oxides and particulate matter SIP for Jim Bridger Units 1 and 2 and instead accelerate the installation of selective catalytic reduction equipment to 2017 from 2021 and 2022, but agreed to accept comment on maintaining the original schedule as the state proposed. In addition, the EPA proposed to reject the SIP for the Wyodak facility and Dave Johnston Unit 3 and require the installation of selective non-catalytic reduction equipment within five years, as well as require the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2. Since the EPA's initial proposal, the EPA has withdrawn its proposed actions on the SIP and its proposed FIP and has indicated its intent to re-propose action of the Wyoming nitrogen oxides and particulate matter SIP by May 2013, and take final action by November 2013. In the meantime, certain groups have appealed the EPA's approval of the sulfur dioxide SIP.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit has not made any decisions in regard to these appeals. In April 2013, the EPA granted in part PacifiCorp's February 2013 petition for reconsideration relating to the compliance methodology for nitrogen oxides at Cholla Unit 4. The EPA plans to publish a notice of proposed rulemaking seeking comment on an alternative compliance methodology for nitrogen oxides at Cholla Unit 4, and PacifiCorp will have an opportunity to submit comments on that methodology.

Other cases are pending before the United States Court of Appeals for the Tenth Circuit with regard to similar appeals of FIPs issued by the EPA in New Mexico and Oklahoma.

Until the EPA takes final action in each state and decisions have been made on each appeal, the Company cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Climate Change

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per MWh, which are expected to be finalized in 2013. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources.

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The proposal exempts simple cycle combustion turbines from meeting the GHG standards. The public comment period closed in June 2012 and a final rule is expected in 2013. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the final GHG new source performance standards, which, if finalized as proposed, will preclude the construction of any coal-fueled generating facilities that do not have carbon capture and sequestration. Additionally, as proposed, it may be difficult even for combined cycle combustion turbines to meet the carbon dioxide emission standard under certain operating scenarios such as simple cycle or low-load operations on a sustained basis. The EPA indicated in the proposal that it does not have sufficient information to establish GHG new source performance standards for modified or reconstructed units and has not established a schedule for when these units, or other existing sources, will be regulated. However, the EPA is under a consent decree obligation to establish such standards. Until any standards for existing, modified or reconstructed units are proposed and finalized, the impact on the Company's existing facilities cannot be determined.

Regional and State Activities

Over the past several years, the states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electricity generating resources. Under the laws in California and Oregon, the emissions performance standards provide that emissions must not exceed 1,100 pounds of carbon dioxide per MWh. Effective April 2013, Washington's amended emissions performance standards provide that GHG emissions for base load electricity generating resources must not exceed 970 pounds of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of five or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards.

GHG Litigation

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the Ninth Circuit. In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. In February 2013, the plaintiffs filed a petition with the United States Supreme Court to review the Ninth Circuit's decision.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2013, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2013, the Company would have been required to post $434 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with MEHC's equity commitment agreement related to Topaz, if MEHC does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, MEHC's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz Project, MEHC will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled. As of December 31, 2012, the equity commitment was $1.6 billion, which was reduced by the $250 million debt issuance at Topaz in April 2013. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company's collateral requirements specific to the Company's equity commitments.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2012. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of March 31, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Information regarding the Company's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95 to this Form 10-Q.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: May 3, 2013	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$600,000,000 Credit Agreement, dated as of March 27, 2013, among PacifiCorp, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.2
$600,000,000 Credit Agreement, dated as of March 27, 2013, among MidAmerican Energy Company, as Borrower, the banks, financial institutions and other institutional lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

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

101
The following financial information from MidAmerican Energy Holdings Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.