Form 10-Q
period 2013-06-30
MIDAMERICAN ENERGY HOLDINGS CO /NEW/
filed 2013-08-02
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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
Yes  ☐  No  ☒

All of the shares of common equity of MidAmerican Energy Holdings Company are privately held by a limited group of investors. As of July 31, 2013, 74,609,001 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

MidAmerican Energy Holdings Company and Related Entities
MEHC	MidAmerican Energy Holdings Company
Company	MidAmerican Energy Holdings Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC
MidAmerican Energy	MidAmerican Energy Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
Northern Powergrid Holdings	Northern Powergrid Holdings Company
MidAmerican Energy Pipeline Group	Consists of Northern Natural Gas and Kern River
MidAmerican Renewables	Consists of CalEnergy Philippines and MidAmerican Renewables, LLC
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp and MidAmerican Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	290-megawatt solar project in Arizona
Bishop Hill	Bishop Hill Energy II, LLC
Bishop Hill Project	81-megawatt wind-powered generating facility in Illinois
Pinyon Pines Projects	168-megawatt and 132-megawatt wind-powered generating facilities in California
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 579-megawatt solar project in California (formerly Antelope Valley Projects)

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
OPUC	Oregon Public Utility Commission
REC	Renewable Energy Credit
UPSC	Utah Public Service Commission
WUTC	Washington Utilities and Transportation Commission
WPSC	Wyoming Public Service Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the Company's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of the Company and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including reliability and safety standards, affecting the Company's operations or related industries;

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

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement entered into with NV Energy, Inc. ("NV Energy") or the failure to consummate the transaction, including due to the failure to receive the required NV Energy stockholder approval or required regulatory approvals, the taking of governmental action (including the passage of legislation) to block the transaction or the failure to satisfy other closing conditions;

•	actions taken or conditions imposed by governmental or other regulatory authorities in connection with the transaction with NV Energy;

•
other risks or unforeseen events, including the effects of storms, floods, fires, earthquakes, explosions, landslides, litigation, wars, terrorism, embargoes and other catastrophic events, including catastrophic events triggered by a breakdown or failure of the Company's operating assets; and

•
other business or investment considerations that may be disclosed from time to time in MEHC's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Energy Holdings Company and subsidiaries (the "Company") as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of changes in equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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
August 2, 2013

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$892	$776
Trade receivables, net	1,275	1,380
Income taxes receivable	20	336
Inventories	759	766
Other current assets	581	612
Total current assets	3,527	3,870

Property, plant and equipment, net	38,271	37,614
Goodwill	5,065	5,120
Regulatory assets	2,747	2,840
Investments and restricted cash and investments	3,636	2,392
Other assets	635	631

Total assets	$53,881	$52,467

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2013	2012
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,082	$1,214
Accrued interest	352	330
Accrued property, income and other taxes	510	299
Accrued employee expenses	244	188
Short-term debt	47	887
Current portion of long-term debt	1,288	1,137
Other current liabilities	720	695
Total current liabilities	4,243	4,750

Regulatory liabilities	1,823	1,749
MEHC senior debt	4,371	4,621
Subsidiary debt	16,275	14,977
Deferred income taxes	8,159	7,903
Other long-term liabilities	2,486	2,557
Total liabilities	37,357	36,557

Commitments and contingencies (Note 11)

Equity:
MEHC shareholders' equity:
Common stock - 115 shares authorized, no par value, 75 shares issued and outstanding	—	—
Additional paid-in capital	5,423	5,423
Retained earnings	11,531	10,782
Accumulated other comprehensive loss, net	(568)	(463)
Total MEHC shareholders' equity	16,386	15,742
Noncontrolling interests	138	168
Total equity	16,524	15,910

Total liabilities and equity	$53,881	$52,467

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Operating revenue:
Energy	$2,484	$2,319	$5,270	$4,957
Real estate	504	389	785	598
Total operating revenue	2,988	2,708	6,055	5,555

Operating costs and expenses:
Energy:
Cost of sales	840	750	1,804	1,692
Operating expense	683	674	1,351	1,300
Depreciation and amortization	381	357	765	705
Real estate	443	359	721	574
Total operating costs and expenses	2,347	2,140	4,641	4,271

Operating income	641	568	1,414	1,284

Other income (expense):
Interest expense	(294)	(296)	(584)	(586)
Capitalized interest	19	13	40	22
Allowance for equity funds	19	18	38	35
Other, net	24	2	40	21
Total other income (expense)	(232)	(263)	(466)	(508)

Income before income tax expense and equity income	409	305	948	776
Income tax expense	114	37	223	141
Equity income	26	19	40	31
Net income	321	287	765	666
Net income attributable to noncontrolling interests	10	5	16	9
Net income attributable to MEHC shareholders	$311	$282	$749	$657

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net income	$321	$287	$765	$666

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $3, $5, $19 and $3	10	16	57	11
Foreign currency translation adjustment	(1)	(56)	(213)	29
Unrealized gains (losses) on available-for-sale securities, net of tax of $11, $(83), $31 and $(24)	17	(124)	44	(35)
Unrealized (losses) gains on cash flow hedges, net of tax of $(5), $9, $5 and $(2)	(9)	12	7	(3)
Total other comprehensive income (loss), net of tax	17	(152)	(105)	2

Comprehensive income	338	135	660	668
Comprehensive income attributable to noncontrolling interests	10	5	16	9
Comprehensive income attributable to MEHC shareholders	$328	$130	$644	$659

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	MEHC Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance at December 31, 2011	75	$—	$5,423	$9,310	$(641)	$173	$14,265
Net income	—	—	—	657	—	9	666
Other comprehensive income	—	—	—	—	2	—	2
Distributions	—	—	—	—	—	(13)	(13)
Balance at June 30, 2012	75	$—	$5,423	$9,967	$(639)	$169	$14,920

Balance at December 31, 2012	75	$—	$5,423	$10,782	$(463)	$168	$15,910
Net income	—	—	—	749	—	9	758
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Distributions	—	—	—	—	—	(11)	(11)
Redemption of preferred securities of subsidiaries	—	—	—	—	—	(32)	(32)
Other equity transactions	—	—	—	—	—	4	4
Balance at June 30, 2013	75	$—	$5,423	$11,531	$(568)	$138	$16,524

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$765	$666
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	776	715
Allowance for equity funds	(38)	(35)
Deferred income taxes and amortization of investment tax credits	459	426
Other, net	3	4
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	121	117
Derivative collateral, net	28	13
Pension and other postretirement benefit plans	(36)	(95)
Accrued property, income and other taxes	484	641
Accounts payable and other liabilities	44	50
Net cash flows from operating activities	2,606	2,502

Cash flows from investing activities:
Capital expenditures	(1,783)	(1,512)
Increase in restricted cash and investments	(1,073)	(315)
Acquisitions, net of cash acquired	(14)	(106)
Equity method investments	(51)	(264)
Purchases of available-for-sale securities	(91)	(66)
Proceeds from sales of available-for-sale securities	81	57
Other, net	11	9
Net cash flows from investing activities	(2,920)	(2,197)

Cash flows from financing activities:
Proceeds from subsidiary debt	1,549	1,599
Repayments of subsidiary debt	(200)	(426)
Repayments of MEHC subordinated debt	—	(22)
Net repayments of short-term debt	(841)	(817)
Other, net	(74)	(45)
Net cash flows from financing activities	434	289

Effect of exchange rate changes	(4)	—

Net change in cash and cash equivalents	116	594
Cash and cash equivalents at beginning of period	776	286
Cash and cash equivalents at end of period	$892	$880

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

The Company's operations are organized and managed as nine distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), Northern Powergrid Holdings Company ("Northern Powergrid Holdings") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in Electric Transmission Texas, LLC ("ETT") and Electric Transmission America, LLC), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, the Company owns an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in MEHC and Other.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of June 30, 2013 and for the three- and six-month periods ended June 30, 2013 and 2012. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2013.

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

(3)	NV Energy, Inc. Acquisition

On May 29, 2013, MEHC entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby MEHC will acquire NV Energy, Inc. ("NV Energy") and NV Energy will become an indirect wholly owned subsidiary of MEHC. NV Energy is a holding company whose principal subsidiaries are Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra") (together, the "Nevada Utilities"). The Nevada Utilities are public utilities that generate, transmit and distribute electric energy in Nevada and, in the case of Sierra, also provide natural gas service. As of December 31, 2012, NV Energy served 1.2 million electric customers and 0.2 million natural gas customers in its nearly 46,000-square-mile service territory. As of December 31, 2012, NV Energy reported $12 billion of assets and almost 6,000 megawatts ("MW") of owned generating capacity. The Merger Agreement entitles NV Energy's common shareholders to receive $23.75 in cash for each share of NV Energy common stock issued and outstanding immediately prior to the effective time of the acquisition. The purchase price is estimated at $5.6 billion, and is subject to final determination of the outstanding shares at closing. MEHC's shareholders have committed to provide sufficient capital to fund the entire purchase price of NV Energy. MEHC expects to fund the acquisition by issuing $1.0 billion of MEHC common equity to its existing shareholders, $2.0 billion of MEHC senior debt and $2.6 billion of junior subordinated debentures to Berkshire Hathaway and its subsidiaries.

The acquisition has been approved by the board of directors of both NV Energy and MEHC, and is subject to customary closing conditions including the affirmative vote of holders of the majority of the outstanding shares of NV Energy's common stock and approvals from state regulatory and federal authorities. A special meeting of NV Energy's common shareholder's is expected to be held in September or October of 2013. MEHC and NV Energy filed a joint application with the Public Utilities Commission of Nevada ("PUCN") on July 17, 2013. On July 25, 2013, the PUCN scheduled a procedural conference to be held on August 28, 2013. The PUCN has 180 days from the application filing date to issue a final order on the joint application. MEHC and NV Energy filed an application with the Federal Energy Regulatory Commission on July 12, 2013 and expect to file the final application, which is related to the Federal Communications Commission license transfer, in the third quarter of 2013. On July 22, 2013, the United States Department of Justice and the Federal Trade Commission granted early termination of the mandatory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 satisfying a condition precedent to the Merger.

The Merger Agreement provides for certain termination rights for both NV Energy and MEHC. Upon termination of the Merger Agreement under certain circumstances, NV Energy may be obligated to pay MEHC a termination fee of $170 million.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2013	2012
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$43,162	$42,682
Interstate pipeline assets	3-80 years	6,357	6,354
		49,519	49,036
Accumulated depreciation and amortization		(15,760)	(15,338)
Regulated assets, net		33,759	33,698

Nonregulated assets:
Independent power plants	5-30 years	1,853	1,428
Other assets	3-30 years	458	432
		2,311	1,860
Accumulated depreciation and amortization		(618)	(591)
Nonregulated assets, net		1,693	1,269

Net operating assets		35,452	34,967
Construction work-in-progress		2,819	2,647
Property, plant and equipment, net		$38,271	$37,614

Construction work-in-progress includes $1.9 billion as of June 30, 2013 and December 31, 2012 related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2013	2012
Investments:
BYD Company Limited common stock	$746	$675
Rabbi trusts	317	313
Other	112	105
Total investments	1,175	1,093

Equity method investments:
Electric Transmission Texas, LLC	421	361
CE Generation, LLC	245	241
Bridger Coal Company	177	187
Agua Caliente Solar, LLC(1)	65	64
Other	79	71
Total equity method investments	987	924

Restricted cash and investments:
Solar Star and Topaz Projects	1,069	—
Quad Cities Station nuclear decommissioning trust funds	360	337
Other	119	154
Total restricted cash and investments	1,548	491

Total investments and restricted cash and investments	$3,710	$2,508

Reflected as:
Current assets	$74	$116
Noncurrent assets	3,636	2,392
Total investments and restricted cash and investments	$3,710	$2,508

(1)	As of June 30, 2013 and December 31, 2012, the equity investment is net of investment tax credits totaling $186 million and $165 million, respectively.
Investments

MEHC's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of June 30, 2013 and December 31, 2012, the fair value of MEHC's investment in BYD Company Limited common stock was $746 million and $675 million, respectively, which resulted in a pre-tax unrealized gain of $514 million and $443 million as of June 30, 2013 and December 31, 2012, respectively.

Restricted Cash and Investments

As of June 30, 2013, restricted cash and investments included $977 million restricted for construction of a combined 579-megawatt solar project in California ("Solar Star Projects") (formerly the Antelope Valley Projects) and $92 million restricted for construction of a 550-megawatt solar project in California ("Topaz Project").

(6)	Recent Financing Transactions

Long-Term Debt

In June 2013, Solar Star Funding, LLC issued $1.0 billion of its 5.375% Series A Senior Secured Notes. The principal of the notes amortizes beginning June 2016 with a final maturity in June 2035. The net proceeds are being used to fund the costs related to the development, construction and financing of the Solar Star Projects. Until amounts are used to fund the costs of the Solar Star Projects, unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of June 30, 2013, no amounts were loaned to MEHC.

In June 2013, PacifiCorp issued $300 million of its 2.95% First Mortgage Bonds due June 2023. The net proceeds are being used to fund capital expenditures and for general corporate purposes.

In April 2013, Topaz issued $250 million of its 4.875% Series B Senior Secured Notes. The principal of the notes amortizes beginning September 2015 with a final maturity in September 2039. The net proceeds are being used to fund the costs related to the development, construction and financing of the Topaz Project. Until amounts are used to fund the costs of the Topaz Project, unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of June 30, 2013, no amounts were loaned to MEHC.

Credit Facilities

In June 2013, MEHC terminated its $479 million revolving credit facility expiring in July 2013.

In March 2013, PacifiCorp replaced its $630 million unsecured revolving credit facility, which had been set to expire in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of June 30, 2013, PacifiCorp had no borrowings outstanding under this credit facility. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of June 30, 2013, $270 million of letters of credit were issued under this credit agreement to support variable-rate tax-exempt bond obligations. These letters of credit were previously issued under the credit facility that was replaced.

In March 2013, PacifiCorp obtained $289 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2015 and replaced certain letters of credit previously issued under one of the revolving credit facilities.

As of December 31, 2012, PacifiCorp had $68 million of tax-exempt bond obligations with fixed interest rates, ranging from 3.90% to 4.13%, scheduled to reset to variable or fixed interest rates in June 2013. In June 2013, $17 million of these tax-exempt bond obligations were redeemed and retired prior to their scheduled 2014 maturity date. The interest rates for the remaining $51 million, with maturity dates ranging from 2014 to 2025, were reset to variable interest rates with a weighted average interest rate of 0.25% as of June 30, 2013.

In March 2013, MidAmerican Energy replaced its $530 million unsecured revolving credit facility, which had been set to expire in July 2013 with a $600 million unsecured revolving credit facility expiring in March 2018. The new credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for its senior unsecured long-term debt securities. As of June 30, 2013, MidAmerican Energy had no borrowings outstanding under this credit facility. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(6)	(14)	(10)	(12)
State income tax, net of federal income tax benefit	2	(1)	2	—
Income tax effect of foreign income	(3)	(3)	(3)	(3)
Equity income	2	2	2	1
Income tax method change	—	(5)	—	(2)
Effects of ratemaking	(1)	—	(1)	(1)
Other, net	(1)	(2)	(1)	—
Effective income tax rate	28%	12%	24%	18%

Income tax credits relate primarily to production tax credits earned by wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and Bishop Hill Energy II, LLC. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service.

Earnings for the three- and six-month periods ended June 30, 2012, reflect $16 million of federal income tax benefits recognized in connection with an income tax method change for income tax years prior to 2012. MidAmerican Energy changed the method by which it determines current income tax deductions for repair costs related to its regulated utility electric transmission and distribution assets based on guidance published by the Internal Revenue Service. Application of this guidance results in current deductibility for those costs, which are capitalized for book purposes. MidAmerican Energy retroactively applied the method change, deducted amounts related to prior years' costs on its 2011 tax return and recognized the change in the second quarter of 2012. State utility rate regulation in Iowa requires the tax effect of certain temporary differences be flowed through immediately to customers. Therefore, certain deferred amounts that would otherwise have been recognized in income tax expense have been included as changes in regulatory assets.

Berkshire Hathaway includes the Company in its United States federal income tax return. For the six-month periods ended June 30, 2013 and 2012, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $737 million and $977 million, respectively.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Pension:
Service cost	$6	$7	$12	$13
Interest cost	21	24	43	48
Expected return on plan assets	(29)	(30)	(59)	(59)
Net amortization	14	9	29	19
Net periodic benefit cost	$12	$10	$25	$21

Other postretirement:
Service cost	$3	$2	$6	$5
Interest cost	9	9	17	18
Expected return on plan assets	(12)	(10)	(22)	(21)
Net amortization	2	(1)	3	—
Net periodic benefit cost	$2	$—	$4	$2

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $72 million and $13 million, respectively, during 2013. As of June 30, 2013, $50 million and $4 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Service cost	$6	$5	$11	$10
Interest cost	21	22	42	43
Expected return on plan assets	(25)	(27)	(50)	(53)
Net amortization	13	8	27	22
Net periodic benefit cost	$15	$8	$30	$22

Employer contributions to the United Kingdom pension plan are expected to be £51 million during 2013. As of June 30, 2013, £26 million, or $39 million, of contributions had been made to the United Kingdom pension plan.

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 10 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2013
Not designated as hedging contracts:
Commodity assets(1)	$26	$30	$24	$1	$81
Commodity liabilities(1)	(17)	(1)	(125)	(83)	(226)
Interest rate assets	—	2	—	—	2
Total	9	31	(101)	(82)	(143)

Designated as hedging contracts:
Commodity assets	—	(1)	2	1	2
Commodity liabilities	—	—	(18)	(10)	(28)
Interest rate assets	—	4	—	—	4
Interest rate liabilities	—	—	(5)	—	(5)
Total	—	3	(21)	(9)	(27)

Total derivatives	9	34	(122)	(91)	(170)
Cash collateral receivable	—	—	35	—	35
Total derivatives - net basis	$9	$34	$(87)	$(91)	$(135)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2012
Not designated as hedging contracts:
Commodity assets(1)	$30	$34	$25	$3	$92
Commodity liabilities(1)	(14)	(2)	(177)	(102)	(295)
Interest rate liabilities	—	—	—	(1)	(1)
Total	16	32	(152)	(100)	(204)

Designated as hedging contracts:
Commodity assets	1	—	1	1	3
Commodity liabilities	(1)	—	(22)	(12)	(35)
Interest rate liabilities	—	—	(5)	(7)	(12)
Total	—	—	(26)	(18)	(44)

Total derivatives	16	32	(178)	(118)	(248)
Cash collateral receivable	—	—	62	—	62
Total derivatives - net basis	$16	$32	$(116)	$(118)	$(186)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2013 and December 31, 2012, a net regulatory asset of $172 million and $235 million, respectively, was recorded related to the net derivative liability of $145 million and $203 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Beginning balance	$174	$415	$235	$400
Changes in fair value recognized in net regulatory assets	13	3	(6)	73
Net (losses) gains reclassified to operating revenue	(2)	12	2	41
Net losses reclassified to cost of sales	(13)	(73)	(59)	(157)
Ending balance	$172	$357	$172	$357

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Beginning balance	$2	$71	$32	$46
Changes in fair value recognized in OCI	25	(8)	—	30
Net losses reclassified to cost of sales	(1)	(14)	(6)	(27)
Ending balance	$26	$49	$26	$49

Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2013 and 2012, hedge ineffectiveness was insignificant. As of June 30, 2013, the Company had cash flow hedges with expiration dates extending through December 2019 and $16 million of pre-tax unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2013	2012
Electricity sales	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	103	130
Fuel purchases	Gallons	8	16
Interest rate swaps	US$	458	470

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization ("RTO") markets where it actively participates, including the Midcontinent Independent System Operator, Inc. and the PJM Interconnection, L.L.C. In the event of a default by a RTO market participant on its market-related obligations, losses are allocated among all other market participants in proportion to each participant's share of overall market activity during the period of time the loss was incurred, diversifying MidAmerican Energy's exposure to credit losses from individual participants. Transactional activities of MidAmerican Energy and other participants in organized RTO markets are governed by credit policies specified in each respective RTO's governing tariff or related business practices. Credit policies of RTO's, which have been developed through extensive stakeholder participation, generally seek to minimize potential loss in the event of a market participant default without unnecessarily inhibiting access to the marketplace. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings from one or more of the major credit rating agencies on their unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2013, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $233 million and $306 million as of June 30, 2013 and December 31, 2012, respectively, for which the Company had posted collateral of $32 million and $56 million, respectively, in the form of cash deposits and letters of credit. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2013 and December 31, 2012, the Company would have been required to post $167 million and $214 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(10)	Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2013
Assets:
Commodity derivatives	$1	$46	$36	$(46)	$37
Interest rate derivatives	—	6	—	—	6
Money market mutual funds(2)	1,868	—	—	—	1,868
Debt securities:
United States government obligations	118	—	—	—	118
International government obligations	—	1	—	—	1
Corporate obligations	—	31	—	—	31
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	42	—	42
Equity securities:
United States companies	202	—	—	—	202
International companies	749	—	—	—	749
Investment funds	77	—	—	—	77
	$3,015	$88	$78	$(46)	$3,135
Liabilities:
Commodity derivatives	$(5)	$(240)	$(9)	$81	$(173)
Interest rate derivatives	—	(5)	—	—	(5)
	$(5)	$(245)	$(9)	$81	$(178)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2012
Assets:
Commodity derivatives	$1	$55	$39	$(47)	$48
Money market mutual funds(2)	589	—	—	—	589
Debt securities:
United States government obligations	104	—	—	—	104
International government obligations	—	1	—	—	1
Corporate obligations	—	32	—	—	32
Municipal obligations	—	4	—	—	4
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Auction rate securities	—	—	41	—	41
Equity securities:
United States companies	187	—	—	—	187
International companies	677	—	—	—	677
Investment funds	71	—	—	—	71
	$1,629	$98	$80	$(47)	$1,760
Liabilities:
Commodity derivatives	$(10)	$(313)	$(7)	$109	$(221)
Interest rate derivatives	—	(13)	—	—	(13)
	$(10)	$(326)	$(7)	$109	$(234)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $35 million and $62 million as of June 30, 2013 and December 31, 2012, respectively.

(2)
Amounts are included in cash and cash equivalents; other current assets; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 9 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Auction		Auction
	Commodity	Rate	Commodity	Rate
	Derivatives	Securities	Derivatives	Securities
2013:
Beginning balance	$36	$42	$32	$41
Changes included in earnings	(5)	—	4	—
Changes in fair value recognized in other comprehensive income	(2)	—	(5)	1
Changes in fair value recognized in net regulatory assets	1	—	2	—
Purchases	—	—	2	—
Settlements	(3)	—	(8)	—
Ending balance	$27	$42	$27	$42

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Auction		Auction
	Commodity	Rate	Commodity	Rate
	Derivatives	Securities	Derivatives	Securities
2012:
Beginning balance	$25	$36	$23	$35
Changes included in earnings	(1)	—	9	—
Changes in fair value recognized in other comprehensive income	6	—	3	2
Changes in fair value recognized in net regulatory assets	(6)	—	3	—
Sales	—	—	—	(1)
Settlements	(7)	—	(21)	—
Ending balance	$17	$36	$17	$36

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

	As of June 30, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$21,934	$24,576	$20,735	$24,924

(11)	Commitments and Contingencies

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

USA Power

In October 2005, prior to MEHC's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation.

Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. The appeals are awaiting a briefing schedule to be set by the Utah Supreme Court. As of June 30, 2013, PacifiCorp had accrued $115 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Commitments

Subsidiaries of Solar Star Funding, LLC are constructing the Solar Star Projects in California, which is expected to be placed in service in phases through 2015. In conjunction with Solar Star Funding, LLC's $1.0 billion issuance of its 5.375% Series A Senior Secured Notes, MEHC has committed to provide Solar Star Funding, LLC and its subsidiaries with equity to fund the costs of the Solar Star Projects in an amount up to $2.75 billion less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by MEHC. This commitment replaced a previous equity commitment that was in place. As of June 30, 2013, the remaining commitment is $1.75 billion. If MEHC does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, MEHC's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Solar Star Projects, MEHC will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled.

In May 2013, MidAmerican Energy filed with the Iowa Utilities Board ("IUB") an application for ratemaking principles to construct up to 1,050 megawatts (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2013, 2014 and 2015. In July 2013, MidAmerican Energy entered into contracts totaling $1.1 billion related to these wind-powered generating facilities with minimum payments expected to be $199 million in 2013, $431 million in 2014 and $490 million in 2015.

In July 2013, MidAmerican Energy entered into a contract totaling $342 million to construct transmission assets related to its Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. with minimum payments of $17 million in 2013, $140 million in 2014, $149 million in 2015 and $36 million in 2016.

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

(12)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to MEHC shareholders by each component of other comprehensive income (loss), net of applicable income taxes, for the six-month period ended June 30, 2013 (in millions):

					Accumulated
			Unrealized		Other
	Unrecognized	Foreign	Gains on	Unrealized	Comprehensive
	Amounts on	Currency	Available-	Gains on	Loss Attributable
	Retirement	Translation	For-Sale	Cash Flow	To MEHC
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2012	$(575)	$(172)	$261	$23	$(463)
Other comprehensive income (loss)	57	(213)	44	7	(105)
Balance, June 30, 2013	$(518)	$(385)	$305	$30	$(568)

Reclassifications from AOCI to net income for the periods ended June 30, 2013 and 2012 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(13)	Other Related Party Transactions

In 2012, MidAmerican Energy signed new long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company ("UP") for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. These contracts replaced a long-term contract with UP that expired December 31, 2012. For the three- and six-month periods ended June 30, 2013, $38 million and $89 million, respectively, was incurred for coal transportation services, the majority of which was related to the BNSF agreement. As of June 30, 2013, MidAmerican Energy had accounts payable to BNSF of $5 million.

(14)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Operating revenue:
PacifiCorp	$1,215	$1,153	$2,447	$2,344
MidAmerican Funding	759	709	1,680	1,583
MidAmerican Energy Pipeline Group	191	193	491	495
Northern Powergrid Holdings	253	244	553	507
MidAmerican Renewables	73	30	130	61
HomeServices	504	389	785	598
MEHC and Other(1)	(7)	(10)	(31)	(33)
Total operating revenue	$2,988	$2,708	$6,055	$5,555

Depreciation and amortization:
PacifiCorp	$173	$163	$345	$324
MidAmerican Funding	104	100	211	193
MidAmerican Energy Pipeline Group	47	48	97	96
Northern Powergrid Holdings	42	42	85	83
MidAmerican Renewables	18	8	33	15
HomeServices	6	7	11	10
MEHC and Other(1)	(3)	(4)	(6)	(6)
Total depreciation and amortization	$387	$364	$776	$715

Operating income:
PacifiCorp	$313	$254	$613	$535
MidAmerican Funding	43	81	149	172
MidAmerican Energy Pipeline Group	58	71	238	254
Northern Powergrid Holdings	132	131	312	288
MidAmerican Renewables	40	15	70	32
HomeServices	61	30	64	24
MEHC and Other(1)	(6)	(14)	(32)	(21)
Total operating income	641	568	1,414	1,284
Interest expense	(294)	(296)	(584)	(586)
Capitalized interest	19	13	40	22
Allowance for equity funds	19	18	38	35
Other, net	24	2	40	21
Total income before income tax expense and equity income	$409	$305	$948	$776

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest expense:
PacifiCorp	$98	$97	$195	$196
MidAmerican Funding	41	42	82	85
MidAmerican Energy Pipeline Group	21	23	41	46
Northern Powergrid Holdings	35	34	70	67
MidAmerican Renewables	31	20	56	29
HomeServices	1	—	1	—
MEHC and Other(1)	67	80	139	163
Total interest expense	$294	$296	$584	$586

	As of
	June 30,	December 31,
	2013	2012
Total assets:
PacifiCorp	$23,057	$22,973
MidAmerican Funding	13,214	13,355
MidAmerican Energy Pipeline Group	4,827	4,865
Northern Powergrid Holdings	6,138	6,418
MidAmerican Renewables	4,190	3,342
HomeServices	1,007	899
MEHC and Other(1)	1,448	615
Total assets	$53,881	$52,467

(1)
The remaining differences between the segment amounts and the consolidated amounts described as "MEHC and Other" relate principally to intersegment eliminations for operating revenue and, for the other items presented, to (a) corporate functions, including administrative costs, interest expense, corporate cash and investments and related interest income and (b) intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2013 (in millions):

			MidAmerican
			Energy	Northern
		MidAmerican	Pipeline	Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Group	Holdings	Renewables	Services	Other	Total

Balance, December 31, 2012	$1,126	$2,102	$179	$1,135	$71	$507	$—	$5,120
Acquisitions	—	—	—	—	—	8	4	12
Foreign currency translation	—	—	—	(54)	—	—	—	(54)
Other	—	—	(13)	—	—	—	—	(13)
Balance, June 30, 2013	$1,126	$2,102	$166	$1,081	$71	$515	$4	$5,065

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as nine distinct platforms: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), Northern Natural Gas, Kern River, Northern Powergrid Holdings (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in ETT and Electric Transmission America, LLC), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), and HomeServices. Through these platforms, the Company owns an electric utility company in the Western United States, an electric and natural gas utility company in the Midwestern United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in MEHC and Other. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as "MEHC and Other," relate principally to corporate functions, including administrative costs and intersegment eliminations.

Results of Operations for the Second Quarter and First Six Months of 2013 and 2012

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Net income attributable to MEHC shareholders:
PacifiCorp	$165	$131	$34	26%	$325	$281	$44	16%
MidAmerican Funding	21	77	(56)	(73)	121	148	(27)	(18)
MidAmerican Energy Pipeline Group	31	31	—	—	128	128	—	—
Northern Powergrid Holdings	75	72	3	4	186	165	21	13
MidAmerican Renewables	13	1	12	*	29	6	23	*
HomeServices	36	21	15	71	39	20	19	95
MEHC and Other	(30)	(51)	21	41	(79)	(91)	12	13
Total net income attributable to MEHC shareholders	$311	$282	$29	10	$749	$657	$92	14

*    Not meaningful

Net income attributable to MEHC shareholders increased $29 million for the three-month period ended June 30, 2013 compared to 2012 due to the following:

•
PacifiCorp's net income increased as higher retail prices approved by regulators of $57 million, lower operating expense of $31 million and an increase in retail customer load of $15 million were partially offset by an increase in energy costs of $24 million, a decrease in wholesale and other revenue of $10 million and an increase in depreciation and amortization of $10 million.

•
MidAmerican Funding's net income decreased due to higher operating expense of $29 million, lower recognized income tax benefits of $16 million from the effects of ratemaking related to benefits from the method change for repairs deductions in 2012 and $17 million from lower recognized production tax credits, lower nonregulated electric margins of $6 million and lower regulated electric margins of $6 million, partially offset by higher regulated gas margins of $8 million.

•
MidAmerican Energy Pipeline Group's net income was flat as benefits from a contract restructuring at Northern Natural Gas of $12 million were offset by lower operating revenue at Kern River of $6 million, lower storage revenue at Northern Natural Gas of $4 million and higher operating expense at Northern Natural Gas of $3 million.

•
Northern Powergrid Holdings' net income increased due to higher distribution tariff rates of $23 million, partially offset by lower units distributed of $6 million, higher pension costs of $5 million, an increase in distribution operating expense of $3 million, higher depreciation of $2 million and the impact of the stronger United States dollar of $2 million.

•
MidAmerican Renewables' net income increased as the Bishop Hill and Pinyon Pines Projects were placed in service during the fourth quarter of 2012 and additional solar capacity was placed in service at the Agua Caliente and Topaz Projects.

•
HomeServices' net income increased due to higher operating revenue of $115 million reflecting higher closed brokerage units and average home sale prices at existing businesses and higher revenue from acquired companies, partially offset by higher commissions at both existing and acquired businesses and higher operating expense at acquired businesses.

•	MEHC and Other net loss improved due to lower deferred compensation accruals in 2013, lower interest expense and higher equity earnings at ETT.

Net income attributable to MEHC shareholders increased $92 million for the six-month period ended June 30, 2013 compared to 2012 due to the following:

•
PacifiCorp's net income increased as higher retail prices approved by regulators of $114 million, an increase in retail customer load of $35 million and lower operating expense of $28 million were partially offset by a decrease in wholesale and other revenue of $46 million, an increase in energy costs of $33 million and an increase in depreciation and amortization of $21 million.

•
MidAmerican Funding's net income decreased due to higher operating expense of $33 million, higher depreciation of $18 million as a result of wind-powered generation placed in service in late 2012, lower recognized income tax benefits of $16 million from the effects of ratemaking related to benefits from the method change for repairs deductions in 2012 and lower nonregulated electric margins of $9 million, partially offset by higher regulated gas margins of $22 million and higher regulated electric margins of $14 million.

•
MidAmerican Energy Pipeline Group's net income was flat as benefits from a contract restructuring at Northern Natural Gas of $12 million, higher transportation revenue of $6 million at Northern Natural Gas and lower interest expense of $6 million were offset by lower operating revenue at Kern River of $10 million, lower storage revenue at Northern Natural Gas of $6 million and higher operating expense at Northern Natural Gas of $4 million.

•
Northern Powergrid Holdings' net income increased due to higher distribution tariff rates of $34 million and a favorable movement in regulatory provisions of $27 million, partially offset by lower units distributed of $6 million, an increase in distribution operating expense of $10 million, higher pension costs of $6 million, higher depreciation of $4 million and the impact of the stronger United States dollar of $4 million.

•
MidAmerican Renewables' net income increased as the Bishop Hill and Pinyon Pines Projects were placed in service during the fourth quarter of 2012 and additional solar capacity was placed in service at the Agua Caliente and Topaz Projects.

•
HomeServices' net income increased due to higher operating revenue of $187 million reflecting higher closed brokerage units and average home sale prices at existing businesses and higher revenue from acquired companies, partially offset by higher commissions at both existing and acquired businesses and higher operating expense at acquired businesses.

•	MEHC and Other net loss improved due to lower interest expense and higher equity earnings at ETT.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Operating revenue:
PacifiCorp	$1,215	$1,153	$62	5%	$2,447	$2,344	$103	4%
MidAmerican Funding	759	709	50	7	1,680	1,583	97	6
MidAmerican Energy Pipeline Group	191	193	(2)	(1)	491	495	(4)	(1)
Northern Powergrid Holdings	253	244	9	4	553	507	46	9
MidAmerican Renewables	73	30	43	*	130	61	69	*
HomeServices	504	389	115	30	785	598	187	31
MEHC and Other	(7)	(10)	3	30	(31)	(33)	2	6
Total operating revenue	$2,988	$2,708	$280	10	$6,055	$5,555	$500	9

Operating income:
PacifiCorp	$313	$254	$59	23%	$613	$535	$78	15%
MidAmerican Funding	43	81	(38)	(47)	149	172	(23)	(13)
MidAmerican Energy Pipeline Group	58	71	(13)	(18)	238	254	(16)	(6)
Northern Powergrid Holdings	132	131	1	1	312	288	24	8
MidAmerican Renewables	40	15	25	*	70	32	38	*
HomeServices	61	30	31	*	64	24	40	*
MEHC and Other	(6)	(14)	8	57	(32)	(21)	(11)	(52)
Total operating income	$641	$568	$73	13	$1,414	$1,284	$130	10

*    Not meaningful

PacifiCorp

Operating revenue increased $62 million for the second quarter of 2013 compared to 2012 due to higher retail revenue of $72 million, partially offset by a decrease in wholesale and other revenue of $10 million. The increase in retail revenue was due to higher prices approved by regulators of $57 million and higher customer loads of $15 million. Customer load increased 1.9% due to higher commercial, industrial and irrigation customer usage, partially offset by lower residential customer usage. The decrease in wholesale and other revenue was due to lower REC revenue of $22 million and lower wholesale volumes of $7 million, partially offset by higher average wholesale prices of $19 million.

Operating income increased $59 million for the second quarter of 2013 compared to 2012 due to the higher operating revenue and lower operating expense of $31 million, partially offset by higher energy costs of $24 million and higher depreciation and amortization of $10 million due primarily to higher plant in service and accelerated depreciation rates in Oregon for the Carbon coal-fueled generating facility expected to be retired in 2015. Energy costs increased due to a higher average cost of purchased electricity totaling $50 million, higher coal-fueled generation costs of $32 million due to higher volumes and unit costs, lower net power cost deferrals of $11 million and reduced electricity swap settlement gains of $10 million, partially offset by lower purchased electricity volumes of $48 million and a lower average cost of natural gas of $28 million. Operating expense decreased due to charges, primarily in 2012, related to the USA Power litigation and certain fire and other damage claims of $24 million and lower maintenance expense.

Operating revenue increased $103 million for the first six months of 2013 compared to 2012 due to higher retail revenue of $149 million, partially offset by a decrease in wholesale and other revenue of $46 million. The increase in retail revenue was due to higher prices approved by regulators of $114 million and higher customer loads of $35 million. Customer load increased 1.9% due to higher commercial customer usage, higher industrial customer usage primarily in the eastern portion of PacifiCorp's service territory, higher irrigation customer usage and higher residential customer load due to weather in the first quarter of 2013, partially offset by lower residential customer usage. The decrease in wholesale and other revenue was due to lower REC revenue of $46 million and lower wholesale volumes of $27 million, partially offset by higher average wholesale prices of $26 million.

Operating income increased $78 million for the first six months of 2013 compared to 2012 due to the higher operating revenue and lower operating expense of $28 million, partially offset by higher energy costs of $33 million and higher depreciation and amortization of $21 million due primarily to higher plant in service and accelerated depreciation rates in Oregon for the Carbon coal-fueled generating facility expected to be retired in 2015. Energy costs increased due to a higher average cost of purchased electricity totaling $51 million, higher coal-fueled generation costs of $33 million due to higher volumes and unit costs, reduced electricity swap settlement gains of $21 million and lower net power cost deferrals of $7 million, partially offset by a lower average cost of natural gas of $39 million, lower purchased electricity volumes of $29 million and lower natural gas volumes of $6 million. Operating expense decreased due to charges, primarily in 2012, related to the USA Power litigation and certain fire and other damage claims of $23 million and lower maintenance expense.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Operating revenue:
Regulated electric	$411	$404	$7	2%	$826	$784	$42	5%
Regulated natural gas	142	91	51	56	457	354	103	29
Nonregulated and other	206	214	(8)	(4)	397	445	(48)	(11)
Total operating revenue	$759	$709	$50	7	$1,680	$1,583	$97	6

Operating income:
Regulated electric	$31	$66	$(35)	(53)%	$81	$114	$(33)	(29)%
Regulated natural gas	4	1	3	*	49	31	18	58
Nonregulated and other	8	14	(6)	(43)	19	27	(8)	(30)
Total operating income	$43	$81	$(38)	(47)	$149	$172	$(23)	(13)

*    Not meaningful

Regulated electric operating revenue increased $7 million for the second quarter of 2013 compared to 2012 due to higher retail revenue of $9 million, partially offset by lower wholesale and other revenue of $2 million. Retail revenue increased due to adjustment clauses in Iowa and Illinois totaling $8 million. Customer load was relatively flat as an increase in the average number of customers was offset by cooler temperatures compared to the abnormally hot temperatures in 2012. Wholesale and other revenue decreased due to a 2.4% decrease in wholesale volumes.

Regulated electric operating income decreased $35 million for the second quarter of 2013 compared to 2012 as the higher operating revenue was more than offset by higher operating expense of $25 million, an increase in energy costs of $13 million and higher depreciation and amortization of $5 million primarily as a result of wind-powered generation placed in service in late 2012. Operating expense increased primarily due to higher maintenance costs, including $12 million related to the expanded scope of work for the Louisa Generating Station outage, higher storm restoration costs of $4 million, higher demand side management costs, which are matched by increases in operating revenue, and the timing of various operating costs. Energy costs increased due to a higher average cost of purchased electricity and a higher average cost of coal primarily from new coal transportation agreements effective in 2013, partially offset by lower coal volumes.

Regulated natural gas operating revenue increased $51 million for the second quarter of 2013 compared to 2012 due to an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $30 million, resulting in higher cost of sales, and higher volumes of $19 million. Heating degree days increased in 2013 compared to 2012. 2013 was colder than normal, while 2012 was warmer than normal. Regulated natural gas operating income increased $3 million for the second quarter of 2013 compared to 2012 due to higher volumes of $6 million, partially offset by higher operating expense of $4 million.

Nonregulated and other operating revenue decreased $8 million for the second quarter of 2013 compared to 2012 due to lower electricity volumes and prices, partially offset by higher natural gas prices and volumes. Nonregulated and other operating income decreased $6 million for the second quarter of 2013 compared to 2012 due to lower electric margins.

Regulated electric operating revenue increased $42 million for the first six months of 2013 compared to 2012 due to higher retail revenue of $41 million and higher wholesale and other revenue of $1 million. Retail revenue increased due to new adjustment clauses in Iowa and Illinois totaling $27 million and higher customer load of 2.7% for the first six months of 2013 compared to 2012 due to an increase in the average number of customers and colder temperatures in 2013. Heating degree days increased 42.5% for the first six months of 2013 compared to 2012 primarily due to unusual temperatures in 2012.

Regulated electric operating income decreased $33 million for the first six months of 2013 compared to 2012 as the higher operating revenue was more than offset by higher operating expense of $30 million, higher energy costs of $28 million and higher depreciation and amortization of $17 million as a result of wind-powered generation placed in service in late 2012. Operating expense increased primarily due to higher maintenance costs of $13 million related to the expanded scope of work for the Louisa Generating Station outage and storm restoration costs of $4 million. Energy costs increased due to a higher average cost of purchased electricity and a higher average cost of coal primarily from new coal transportation agreements effective in 2013, partially offset by lower coal volumes.

Regulated natural gas operating revenue increased $103 million for the first six months of 2013 compared to 2012 due to higher volumes of $51 million and an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $48 million, resulting in higher cost of sales. Heating degree days increased in 2013 compared to 2012 due to unseasonably warm winter and spring temperatures in 2012. Regulated natural gas operating income increased $18 million for the first six months of 2013 compared to 2012 due to the higher volumes from the colder temperatures in 2013.

Nonregulated and other operating revenue decreased $48 million for the first six months of 2013 compared to 2012 due to lower electricity volumes and prices, partially offset by higher natural gas prices and volumes. Nonregulated and other operating income decreased $8 million for the first six months of 2013 compared to 2012 due to lower electric margins.

MidAmerican Energy Pipeline Group

Operating revenue decreased $2 million for the second quarter of 2013 compared to 2012 as an increase in gas sales of $6 million on higher volumes at Northern Natural Gas was more than offset by lower operating revenue at Kern River of $6 million due to contract expirations and lower market-oriented revenue from the narrowing of natural gas price spreads and lower storage revenue at Northern Natural Gas of $4 million. Operating income decreased $13 million for the second quarter of 2013 compared to 2012 due to the lower operating revenue at Kern River, the lower storage revenue at Northern Natural Gas and higher operating expense at Northern Natural Gas of $3 million.

Operating revenue decreased $4 million for the first six months of 2013 compared to 2012 as an increase in gas sales of $6 million and higher transportation revenue of $6 million, both on higher volumes, at Northern Natural Gas were more than offset by lower operating revenue at Kern River of $10 million due to lower market-oriented revenue from the narrowing of natural gas price spreads and contract expirations and lower storage revenue at Northern Natural Gas of $6 million. Operating income decreased $16 million for the first six months of 2013 compared to 2012 due to the lower operating revenue at Kern River, the lower storage revenue at Northern Natural Gas and higher operating expense at Northern Natural Gas of $4 million, partially offset by the higher transportation revenue at Northern Natural Gas.

Northern Powergrid Holdings

Operating revenue increased $9 million for the second quarter of 2013 compared to 2012 due to higher distribution revenue of $17 million, partially offset by the stronger United States dollar totaling $8 million. Distribution revenue increased due to higher tariff rates of $23 million, partially offset by lower units distributed of $6 million. Operating income increased $1 million for the second quarter of 2013 compared to 2012 due to the higher distribution revenue, partially offset by higher pension costs of $5 million, the stronger United States dollar totaling $4 million, higher distribution operating expense of $3 million and higher depreciation of $2 million.

Operating revenue increased $46 million for the first six months of 2013 compared to 2012 due to higher distribution revenue of $56 million and higher contracting revenue of $6 million, partially offset by the stronger United States dollar of $12 million. Distribution revenue increased due to higher tariff rates of $34 million and a favorable movement in regulatory provisions of $27 million related to the Distribution Price Control Review 5 Losses Incentive Mechanism, partially offset by lower units distributed of $6 million. Operating income increased $24 million for the first six months of 2013 compared to 2012 due to the higher distribution revenue, partially offset by higher distribution operating expense of $10 million from low carbon network charges and vegetation management costs, the stronger United States dollar totaling $7 million, higher pension costs of $6 million, higher contracting costs of $6 million and higher depreciation of $4 million.

MidAmerican Renewables

Operating revenue increased $43 million for the second quarter of 2013 compared to 2012 due to an increase from the Pinyon Pines wind-powered generating facilities of $33 million, which were placed in service during the fourth quarter of 2012, and an increase from the Topaz solar facility of $15 million, which began generating revenue during the first quarter of 2013, partially offset by lower revenue at the Bishop Hill wind-powered generating facility totaling $5 million primarily from an unfavorable movement in the swap fair value. Operating income increased $25 million for the second quarter of 2013 compared to 2012 due to the higher operating revenue, partially offset by higher depreciation of $10 million and higher operating expense of $8 million.

Operating revenue increased $69 million for the first six months of 2013 compared to 2012 due to an increase from the Pinyon Pines wind-powered generating facilities of $48 million, which were placed in service during the fourth quarter of 2012, and an increase from the Topaz solar facility of $18 million, which began generating revenue during the first quarter of 2013. Operating income increased $38 million during the first six months of 2013 compared to 2012 due to the higher operating revenue, partially offset by higher depreciation of $18 million and higher operating expense of $12 million.

HomeServices

Operating revenue increased $115 million for the second quarter of 2013 compared to 2012 due to an increase from existing businesses totaling $64 million, reflecting a 14% increase in closed brokerage units and a 9% increase in average home sale prices, and $51 million of revenue from acquired companies. Operating income increased $31 million for the second quarter of 2013 compared to 2012 due to the higher operating revenue, partially offset by higher commissions at both existing and acquired businesses and higher operating expense at acquired businesses.

Operating revenue increased $187 million for the first six months of 2013 compared to 2012 due to an increase from existing businesses totaling $96 million, reflecting a 12% increase in closed brokerage units and an 8% increase in average home sale prices, and $91 million of revenue from acquired companies. Operating income increased $40 million for the first six months of 2013 compared to 2012 due to the higher operating revenue, partially offset by higher commissions at both existing and acquired businesses and higher operating expense at acquired businesses.

MEHC and Other

Operating loss decreased $8 million for the second quarter of 2013 compared to 2012 due to lower deferred compensation accruals in 2013, partially offset by higher acquisition costs.

Higher operating costs due to higher compensation accruals and higher acquisition costs resulted in an increase in the operating loss of $11 million for the first six months of 2013 compared to 2012.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change

Subsidiary debt	$224	$214	$10	5%	$439	$420	$19	5%
MEHC senior debt and other	70	82	(12)	(15)	145	166	(21)	(13)
Total interest expense	$294	$296	$(2)	(1)	$584	$586	$(2)	—

Interest expense decreased $2 million for both the second quarter and first six months of 2013 compared to 2012 as scheduled maturities of $750 million at MEHC ($250 million in July 2012 and $500 million in October 2012), scheduled maturities and principal payments at subsidiaries and early principal repayments at MidAmerican Energy, were partially offset by debt issuances at PacifiCorp ($300 million in June 2013), Northern Natural Gas ($250 million in August 2012), Northern Powergrid Holdings (£150 million in July 2012) and MidAmerican Renewables ($120 million in August 2012 and $250 million in April 2013) and acquired debt at MidAmerican Renewables ($502 million in November 2012).

Capitalized Interest

Capitalized interest increased $6 million for the second quarter of 2013 compared to 2012 and $18 million for the first six months of 2013 compared to 2012 due to higher construction in progress balances related to the Topaz and Solar Star Projects.

Allowance For Equity Funds

Allowance for equity funds increased $1 million for the second quarter of 2013 compared to 2012 and $3 million for the first six months of 2013 compared to 2012 due to higher allowance for equity funds used during construction at MidAmerican Energy resulting from higher construction work-in-progress balances.

Other, Net

Other, net increased $22 million for the second quarter of 2013 compared to 2012 and $19 million for the first six months of 2013 compared to 2012 due to benefits from a contract restructuring at Northern Natural Gas of $12 million, better performance of company-owned life insurance of $5 million for the second quarter and a favorable movement on the Pinyon Pines interest rate swap.

Income Tax Expense

Income tax expense increased $77 million for the second quarter of 2013 compared to 2012 and the effective tax rates were 28% for the second quarter of 2013 and 12% for the second quarter of 2012. The increase in the effective tax rate was due to benefits recorded in 2012 of $23 million primarily related to the method change for repairs deductions and lower recognized production tax credits of $16 million.

Income tax expense increased $82 million for the first six months of 2013 compared to 2012 and the effective tax rates were 24% for the first six months of 2013 and 18% for the first six months of 2012. The increase in the effective tax rate was due to benefits recorded in 2012 of $23 million primarily related to the method change for repairs deductions, partially offset by higher recognized production tax credits of $7 million.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service. Production tax credits recognized in the second quarter of 2013 were $24 million, or $16 million lower than the second quarter of 2012, while production tax credits earned in the second quarter of 2013 were $61 million, or $9 million higher than the second quarter of 2012. Production tax credits recognized in the first six months of 2013 were $95 million, or $7 million higher than the first six months of 2012, while production tax credits earned in the first six months of 2013 were $135 million, or $23 million higher than the first six months of 2012 primarily due to wind-powered generation placed in service in late 2012 at MidAmerican Energy and Bishop Hill. The difference between production tax credits recognized and earned of $40 million as of June 30, 2013 will be recorded in earnings over the remainder of 2013.

Equity Income

Equity income is summarized as follows (in millions):

	Second Quarter				First Six Months
	2013	2012	Change		2013	2012	Change
Equity income:
ETT	$12	$9	$3	33%	$24	$16	$8	50%
HomeServices Mortgage	6	5	1	20	8	10	(2)	(20)
Agua Caliente	9	8	1	13	12	9	3	33
CE Generation	(3)	(5)	2	40	(6)	(6)	—	—
Other	2	2	—	—	2	2	—	—
Total equity income	$26	$19	$7	37	$40	$31	$9	29

Equity income increased $7 million for the second quarter of 2013 compared to 2012 and $9 million for the first six months of 2013 compared to 2012 due to higher earnings at ETT from continued investment and additional plant placed in service, higher earnings at Agua Caliente due to additional capacity placed in service and lower losses at CE Generation for the second quarter due to higher revenue and lower maintenance expense at the Imperial Valley Projects.

Net Income Attributable To Noncontrolling Interests

Net income attributable to noncontrolling interests increased $5 million for the second quarter of 2013 compared to 2012 and $7 million for the first six months of 2013 compared to 2012 due to HomeServices' acquisition of HSF Affiliates LLC in the fourth quarter of 2012.

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

As of June 30, 2013, the Company's total net liquidity was $5.075 billion and the components are as follows (in millions):

				Northern
			MidAmerican	Powergrid
	MEHC	PacifiCorp	Funding	Holdings	Other	Total

Cash and cash equivalents	$255	$119	$187	$25	$306	$892

Credit facilities(1)	600	1,200	609	228	170	2,807
Less:
Short-term debt	—	—	—	—	(47)	(47)
Tax-exempt bond support and letters of credit	(61)	(321)	(195)	—	—	(577)
Net credit facilities	539	879	414	228	123	2,183

Net liquidity before Berkshire Equity Commitment	794	$998	$601	$253	$429	3,075
Berkshire Equity Commitment(2)	2,000					2,000
Total net liquidity	$2,794					$5,075
Credit facilities:
Maturity date	2017	2017, 2018	2014, 2018	2017	2013
Largest single bank commitment as a % of total credit facilities	8%	7%	7%	33%	74%

(1)	For further discussion regarding the Company's credit facilities, refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2013 and 2012 were $2.606 billion and $2.502 billion, respectively. The change was primarily due to improved operating results, lower domestic pension plan contributions of $47 million, lower interest payments of $30 million and other changes in working capital, partially offset by lower income tax receipts of $220 million due to lower bonus depreciation benefits, partially offset by higher investment tax credits.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2013 and 2012 were $(2.920) billion and $(2.197) billion, respectively. The change was primarily due to changes in restricted cash and investments related to proceeds from the issuance of long-term debt in 2013 at Solar Star Funding, LLC that is restricted for use in the construction of the Solar Star Projects and higher capital expenditures, partially offset by the acquisition in 2012 of Topaz and Bishop Hill and the equity contribution in 2012 to acquire a 49% interest in Agua Caliente.

Capital Expenditures

Capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the six-month periods ended June 30 are summarized as follows (in millions):

	2013	2012
Capital expenditures:
PacifiCorp	$518	$721
MidAmerican Funding	328	259
MidAmerican Energy Pipeline Group	45	65
Northern Powergrid Holdings	337	181
MidAmerican Renewables	541	282
Other	14	4
Total capital expenditures	$1,783	$1,512

The Company's capital expenditures consisted mainly of the following for the six-month periods ended June 30:

2013:

•
Transmission system investments totaling $136 million, including construction costs for PacifiCorp's 100-mile high-voltage Mona-Oquirrh ("Mona-Oquirrh") transmission line that was placed in service in May 2013 and the 170-mile single-circuit 345-kV Sigurd-Red Butte ("Sigurd-Red Butte") transmission line expected to be placed in service in 2015.

•
Emissions control equipment on existing generating facilities totaling $123 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•
The construction of PacifiCorp's Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") totaling $80 million, which is expected to be placed in service in 2014.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling$507 million at the Utilities and principally for ongoing infrastructure needed at Northern Powergrid Holdings totaling $337 million.

•	Investments at MidAmerican Renewables totaling $541 million related primarily to the Topaz Project of $343 million and the Solar Star Projects of $188 million.

2012:

•	Transmission system investments totaling $187 million, including construction costs for PacifiCorp's Mona-Oquirrh transmission line.

•
Emissions control equipment on existing generating facilities totaling $124 million for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems.

•	The development and construction of PacifiCorp's Lake Side 2 totaling $123 million.

•	The construction of MidAmerican Energy's 407 MW of wind-powered generating facilities totaling $71 million, excluding $89 million for costs for which payments are due in December 2015.

•
Distribution, generation, mining and other infrastructure needed to serve existing and expected demand totaling $475 million at the Utilities and principally for ongoing infrastructure needed at Northern Powergrid Holdings totaling $181 million.

•	Investments at MidAmerican Renewables totaling $282 million related to the Topaz Project of $169 million and the Bishop Hill Project of $113 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2013 was $434 million. Sources of cash totaled $1.549 billion related to proceeds from subsidiary debt issuances. Uses of cash consisted of $1.115 billion and consisted mainly of net repayments of short-term debt totaling $841 million and repayments of subsidiary debt totaling $200 million.

In June 2013, Solar Star Funding issued $1.0 billion of its 5.375% Series A Senior Secured Notes. The principal of the notes amortizes beginning June 2016 with a final maturity in June 2035. The net proceeds are being used to fund the costs related to the development, construction and financing of the Solar Star Projects. Until amounts are used to fund the costs of the Solar Star Projects, unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of June 30, 2013, no amounts were loaned to MEHC.

In June 2013, PacifiCorp issued $300 million of its 2.95% First Mortgage Bonds due June 2023. The net proceeds are being used to fund capital expenditures and for general corporate purposes.

In April 2013, Topaz issued $250 million of the 4.875% Series B Senior Secured Notes. The principal of the notes amortizes beginning September 2015 with a final maturity in September 2039. The net proceeds are being used to fund the costs related to the development, construction and financing of the Topaz Project. Until amounts are used to fund the costs of the Topaz Project, unused amounts will be invested or, in certain circumstances, loaned to MEHC. As of June 30, 2013, no amounts were loaned to MEHC.

Net cash flows from financing activities for the six-month period ended June 30, 2012 was $289 million. Sources of cash totaled $1.599 billion related to proceeds from subsidiary debt issuances. Uses of cash totaled $1.310 billion and consisted mainly of net repayments of short-term debt totaling $817 million, repayments of subsidiary debt totaling $426 million and the repayment of MEHC subordinated debt totaling $22 million.

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

NV Energy, Inc. Acquisition

On May 29, 2013, MEHC entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby MEHC will acquire NV Energy and NV Energy will become an indirect wholly owned subsidiary of MEHC. The Merger Agreement entitles NV Energy's common shareholders to receive $23.75 in cash for each share of NV Energy common stock issued and outstanding immediately prior to the effective time of the acquisition. The purchase price is estimated at $5.6 billion, and is subject to final determination of the outstanding shares at closing. MEHC's shareholders have committed to provide sufficient capital to fund the entire purchase price of NV Energy. MEHC expects to fund the acquisition by issuing $1.0 billion of MEHC common equity to its existing shareholders, $2.0 billion of MEHC senior debt and $2.6 billion of junior subordinated debentures to Berkshire Hathaway and its subsidiaries.

NV Energy and its utility subsidiaries have $4.4 billion of debt subject to mandatory redemption requirements at 101% of par in the event the acquisition closes. Given the debt is currently trading at prices in excess of 101% of par, it is unlikely the debt holders would exercise their redemption rights. Additionally, NV Energy's term loan and its utility subsidiaries' revolving credit facilities have events of default that would be triggered by the closing of the acquisition. It is expected that NV Energy and its utility subsidiaries will obtain waivers of these events of default.

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into MEHC's energy subsidiaries' regulated retail rates.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, for the year ended December 31, 2013 are as follows (in millions):

2013
Forecasted capital expenditures:
PacifiCorp	$1,117
MidAmerican Funding	1,065
MidAmerican Energy Pipeline Group	184
Northern Powergrid Holdings	682
MidAmerican Renewables	1,505
Other	26
Total	$4,579

The Utilities anticipate costs for transmission projects will total $325 million for 2013 including the following estimated costs:

•	$123 million for PacifiCorp's Sigurd-Red Butte transmission line as part of the Energy Gateway Transmission Expansion Program. The Sigurd-Red Butte project is expected to be placed in service in 2015.

•	$54 million for PacifiCorp's Mona-Oquirrh transmission line as part of the Energy Gateway Transmission Expansion Program. The project was placed in service in May 2013.

•
$40 million for other segments associated with PacifiCorp's Energy Gateway Transmission Expansion Program that are expected to be placed in service over the next several years, depending on siting, permitting and construction schedules.

•
$22 million for MidAmerican Energy's Multi-Value Projects ("MVPs") approved by the Midcontinent Independent System Operator, Inc. ("MISO") for construction of 245 miles of 345 kV transmission line located in Iowa and Illinois. In July 2013, MidAmerican Energy entered into a contract totaling $342 million related to its MVPs approved by MISO with minimum payments of $17 million in 2013, $140 million in 2014, $149 million in 2015 and $36 million in 2016.

The Utilities anticipate costs for emissions control equipment will total $274 million for 2013, which includes equipment to meet air quality and visibility targets, including the reduction of sulfur dioxide, nitrogen oxides and particulate matter emissions. This estimate includes the installation of new or the replacement of existing emissions control equipment at a number of units at several of the Utilities coal-fueled generating facilities, including Hunter Unit 1, Jim Bridger Units 3 and 4, George Neal Energy Center Units 3 and 4 and Ottumwa Generating Station.

PacifiCorp anticipates costs for the construction of the Lake Side 2 natural gas-fueled generating facility, which is expected to be placed in service in 2014, will total $157 million for 2013.

MidAmerican Energy anticipates costs for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities, which are expected to be placed in service in 2013, 2014 and 2015, will total $356 million for 2013. In May 2013, MidAmerican Energy filed with the IUB an application for ratemaking principles, and in July 2013, filed with the IUB a settlement agreement between MidAmerican Energy and the Iowa Office of Consumer Advocate for ratemaking principles, related to the proposed wind-powered generating facilities. The settlement agreement, which is subject to IUB approval, establishes a cost cap of $1.9 billion, including AFUDC, for the construction of 1,050 MW (nominal ratings) of wind-powered generating facilities and provides for a fixed rate of return on equity of 11.625% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Until such time as these generation assets are reflected in rates, and ceasing thereafter, MidAmerican Energy proposes reductions in the energy adjustment clause recoveries proposed in its current Iowa electric rate request of $3 million in 2015, $7 million in 2016 and $10 million for each calendar year thereafter, conditioned upon MidAmerican Energy having completed at least 350 MW (nominal ratings) of wind-powered generating facilities pursuant to the settlement agreement. MidAmerican Energy has requested IUB approval in the third quarter of 2013. In July 2013, MidAmerican Energy entered into contracts totaling $1.1 billion related to these projects. Minimum payments are expected to be $199 million in 2013, $431 million in 2014 and $490 million in 2015.

Topaz has spent $903 million for construction of the Topaz Project through June 30, 2013, and expects to spend an additional $333 million for the remainder of 2013, $540 million for 2014 and $339 million for 2015. The project is expected to cost $2.44 billion, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 22 blocks of solar panels with a nominal facilities capacity of 586 MW. As of July 19, 2013, 226 MW of the Topaz Project had been completed and is delivering energy under the power purchase agreement. Construction and commissioning are ahead of schedule and Topaz expects to place an additional 55 MW in service in 2013, 252 MW in service in 2014 and 53 MW in service in 2015. As of July 19, 2013, the project was 52% constructed (compared to the baseline construction schedule of 34%) with 4.41 million solar panels (out of an expected total of 8.4 million) installed. The project is being constructed pursuant to a fixed-price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar.

Subsidiaries of Solar Star Funding, LLC have spent $255 million for construction of the Solar Star Projects through June 30, 2013, and expect to spend an additional $634 million for the remainder of 2013, $1.165 billion for 2014 and $580 million for 2015. The projects are expected to cost $2.75 billion, including all interest costs during construction and the initial costs to acquire the projects. The projects will be comprised of 13 blocks of solar panels with a nominal facilities capacity of 579 MW. Construction is ahead of schedule. The projects expect to place 57 MW in service in 2013, 297 MW in service in 2014 and 225 MW in service in 2015. The projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

Capital expenditures related to operating projects are expected to total $1.8 billion in 2013, and consist of routine expenditures for distribution, generation, mining and other infrastructure needed to serve existing and expected demand.

Equity Investments

Agua Caliente, a company owned 51% by NRG Energy, Inc. and 49% by an indirect subsidiary of MEHC, is constructing the 290-MW Agua Caliente Project in Arizona. The Agua Caliente Project is expected to cost approximately $1.7 billion and will be comprised of 12 blocks of solar panels with a nominal facilities capacity of 315 MW. The Agua Caliente Project has placed 278 MW in service as of June 30, 2013, and expects to place an additional 26 MW in service in the last six months of 2013 and 11 MW in service in 2014. As of June 30, 2013, the Agua Caliente Project was 96% constructed (compared to the baseline construction schedule of 87%) with 4.78 million solar panels (out of an expected total of 4.90 million) installed. The project is being constructed pursuant to a fixed price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar. Construction costs are expected to be funded with equity contributions from MEHC and NRG Energy, Inc. and proceeds from a $967 million secured loan maturing in 2037 from an agency of the United States government as part of the United States Department of Energy loan guarantee program. Funding requests are submitted on a monthly basis and the approved loans accrue interest at a fixed rate based on the current average yield of comparable maturity United States Treasury rates plus a spread of 0.375%.

Contractual Obligations

As of June 30, 2013, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 other than the 2013 debt issuances and capital expenditure matters previously discussed.

Regulatory Matters

MEHC's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and new regulatory matters occurring in 2013.

PacifiCorp

Utah

In March 2013, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting recovery of $17 million over a two-year period for 70% of the net power costs in excess of amounts included in base rates for the period January 1, 2012 through December 31, 2012. If approved by the UPSC, the new rates will be effective November 2013.

In March 2013, PacifiCorp filed with the UPSC to return $3 million to customers through the REC balancing account. In May 2013, the UPSC issued an order approving the new rates as filed effective June 2013 on an interim basis until a final order is issued by the UPSC.

Oregon

In March 2013, PacifiCorp filed a general rate case with the OPUC requesting an annual increase of $56 million, or an average price increase of 5%. The request was reduced to $45 million, or an average price increase of 4%, as a result of the OPUC's approval of a separate tariff rider for the Mona-Oquirrh transmission line that was effective June 1, 2013. PacifiCorp's general rate case filing also included a request for a separate tariff rider for Lake Side 2. In July 2013, a multi-party stipulation was filed with the OPUC resolving all issues in the general rate case. The stipulation provides for an annual increase of $24 million, or an average price increase of 2%, effective January 2014. The stipulation also provides for the implementation of a separate tariff rider for Lake Side 2 when placed into service in mid-2014 with the ultimate costs subject to a prudence determination. In addition, the stipulation specifies that January 2016 is the earliest effective date that PacifiCorp could seek any additional increase to customers' base rates through a general rate case. The stipulation is subject to approval by the OPUC. The OPUC is expected to issue a decision no later than December 2013.

In July 2013, PacifiCorp filed a multi-party stipulation with the OPUC to implement the depreciation rates presented in PacifiCorp's most recent depreciation study filed in January 2013 with certain adjustments agreed to by all parties. The impact of the revised depreciation rates is reflected in the increase in base rates stipulated to by parties in the general rate case proceeding.

Wyoming

In March 2013, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests recovery of $18 million in deferred net power costs for the period January 1, 2012 to December 31, 2012 to be recovered over three years at $6 million per year pursuant to the settlement agreement in the 2012 ECAM case, which would result in a 1% increase in rates. The RRA filing requests a $15 million reduction in the RRA surcredit, or an increase in rates of 2%. In May 2013, the WPSC approved the ECAM and RRA on an interim basis subject to further investigation and a hearing scheduled for September 2013.

Washington

In December 2012, PacifiCorp filed for judicial review of the WUTC's August and November 2012 orders regarding proceeds from the sales of RECs on or after January 1, 2009. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for REC sales revenues. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical REC revenues (revenues from January 1, 2009 through April 2, 2011) will occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical REC revenues until after resolution of the pending judicial review of the WUTC's orders. WUTC staff and intervening parties submitted a joint response to the WUTC notice requesting the amortization of historical REC revenues begin on May 1, 2013 and be distributed as a one-time credit or amortized over one year. No action has been taken with regard to the parties' responses to the WUTC's notice, and judicial review of the WUTC's orders remains pending.

Idaho

In February 2013, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $16 million of deferred net power costs, of which $9 million will be collected over a one-year period and the remainder collected over a three-year period. In March 2013, the IPUC approved the new rates, which became effective April 2013.

In June 2013, PacifiCorp filed a multi-party stipulation with the IPUC that would increase base rates $2 million effective January 2014, allow the deferral of any removal costs incurred associated with the retirement of the Carbon coal-fueled generating facility with timing of recovery to be determined in a future proceeding and implement depreciation rates reflected in the depreciation study that is pending IPUC approval. In addition, a resource adder to provide a means for recovery of costs associated with Lake Side 2 would be included in the ECAM effective January 2015 for $5 million annually. This deferral would continue until Lake Side 2 is included in base rates. The stipulation also specifies that January 2016 is the earliest effective date that PacifiCorp could seek any additional increase to customers' base rates. The stipulation is subject to approval by the IPUC. Hearings are scheduled for August and September 2013 with a decision expected shortly thereafter.

MidAmerican Energy

In May 2013, MidAmerican Energy filed a request with the IUB for an increase in Iowa retail electric rates. MidAmerican Energy expects to begin collecting interim rates in the third quarter of 2013. The interim rates would be collected subject to refund pending a final decision by the IUB on MidAmerican Energy's requested rate increase. If approved, the proposed rate increase would be phased in over approximately three years and would result in equal annualized increases in revenues, above current rates, of $45 million, or 3.6%, effective with the start of interim rates and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to the request for an increase in base rates, the filing contains a request for the creation of two new adjustment clauses to be effective with the implementation of final approved rates. One clause would be for the recovery of changes in certain energy production related costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause would be for recovery of certain electric transmission charges. The filing also proposes a revenue sharing mechanism similar to that in place at MidAmerican Energy for a number of years that shares with customers revenues related to equity returns above 11.5%. A final decision by the IUB on MidAmerican Energy's request is expected by the end of the first quarter of 2014.

Since 2010, MidAmerican Energy has been investigating the possible development of a nuclear generation facility. MidAmerican Energy has completed its investigation and concluded that it is currently premature to pursue any additional site work on a nuclear facility. MidAmerican Energy submitted its assessment to the IUB in June 2013. In support of such an investigation, Iowa law provided for recovery of the cost of this effort from MidAmerican Energy's Iowa customers over three years beginning in October 2010, subject to the review of the IUB.

Kern River

In December 2009, the FERC issued an order establishing revised rates for the period of Kern River's initial long-term contracts ("Period One rates") and required that rates be established based on a levelized rate design for eligible customers that elect to take service following the expiration of their initial contracts (“Period Two rates"). The FERC set all other issues related to Period Two rates for hearing. In November 2010, the FERC issued an order that denied all requests for rehearing related to Period One rates from the FERC's December 2009 order and established that the Company is entitled to base its Period Two rates on a 100% equity capital structure.

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

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"), which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA.

As a result of Clean Air Act requirements, the Company anticipates retirement of PacifiCorp's Carbon facility in early 2015. In anticipation of the April 16, 2015, Mercury and Air Toxics Standards ("MATS") compliance deadline, MidAmerican Energy evaluated each of its coal-fueled units for compliance with the MATS emission limits. Due to the MATS compliance costs, MidAmerican Energy plans to retire four coal-fueled units by March 31, 2015. These units include Walter Scott, Jr. Energy Center Units 1 and 2 and George Neal Energy Center Units 1 and 2. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015. The units being retired produced 2.2 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2012. These planned retirements are independent of and precede the April 2016 deadline by which these five units had to stop burning solid fuel arising from the consent decree MidAmerican Energy previously agreed to with the Sierra Club.

National Ambient Air Quality Standards

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule utilizes a three-year average to determine attainment. The rule utilizes source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, due to the lack of sufficient information to make the designations, the EPA extended the deadline for area designations to June 2013. The EPA issued its final designations in July 2013 and determined that a portion of Muscatine County, Iowa was in nonattainment for the one-hour sulfur dioxide standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations and that in a subsequent round of designations the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012, but initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, and in June 2013, published a re-proposed rule to disapprove portions of the SIP and instead issue a FIP. The EPA proposed to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 3 by December 31, 2015; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 4 by December 31, 2016; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 2 by December 31, 2021; to approve the installation of selective catalytic reduction equipment at Jim Bridger Unit 1 by December 31, 2022; and to approve the installation of selective catalytic reduction equipment and a baghouse at Naughton Unit 3 by December 31, 2014. However, the EPA is also taking comment on PacifiCorp's planned conversion of Naughton Unit 3 to natural gas. Until the EPA approves the natural gas conversion, PacifiCorp remains under an obligation to comply with the SIP. The EPA also proposed to reject the SIP for the Wyodak facility, Naughton Units 1 and 2 and Dave Johnston Units 3 and 4; and to require within five years, the installation of selective non-catalytic reduction equipment at the Wyodak facility and Dave Johnston Unit 4, and selective catalytic reduction equipment at Naughton Units 1 and 2 and Dave Johnston Unit 3. The EPA also proposed to require the installation of low-nitrogen oxides burners and overfire air systems at Dave Johnston Units 1 and 2 by July 31, 2018. The EPA held three public hearings in June and July 2013, and the public comment period is scheduled to close August 26, 2013. The EPA is under a consent decree entered into with environmental groups to take final action on its proposed action by November 2013. In the meantime, certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal.

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

A case is pending before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") with regard to a similar appeal of a FIP issued by the EPA in New Mexico. The Tenth Circuit recently issued a ruling on an appeal of a FIP issued by the EPA rejecting portions of the Oklahoma SIP, denying the state's and utility's challenge.

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

GHG New Source Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. The April 2012 proposal exempted simple cycle combustion turbines from meeting the GHG standards. In June 2013, the President announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the final GHG new source performance standards. The presidential memorandum also requires the EPA to propose standards or guidelines for existing and modified fossil-fueled generating facilities by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit SIPs that comply with those standards or guidelines by June 2016. Until the standards or guidelines for existing, modified or reconstructed units are proposed and finalized, the impact on the Company's existing facilities cannot be determined.

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

GHG Litigation

In October 2009, the United States District Court for the Northern District of California ("Northern District of California") granted the defendants' motions to dismiss in the case of Native Village of Kivalina v. ExxonMobil Corporation, et al. The plaintiffs filed their complaint in February 2008, asserting claims against 24 defendants, including electric generating companies, oil companies and a coal company, for public nuisance under state and federal common law based on the defendants' GHG emissions. MEHC was a named defendant in the Kivalina case. The Northern District of California dismissed all of the plaintiffs' federal claims, holding that the court lacked subject matter jurisdiction to hear the claims under the political question doctrine, and that the plaintiffs lacked standing to bring their claims. The Northern District of California declined to hear the state law claims and the case was dismissed without prejudice to their future presentation in an appropriate state court. In November 2009, the plaintiffs appealed the case to the Ninth Circuit. In September 2012, the Ninth Circuit issued its opinion affirming the Northern District of California's dismissal of the plaintiffs' complaint. The Ninth Circuit held that the Clean Air Act displaced the plaintiffs' federal common law claims. In October 2012, the plaintiffs filed a petition for a full rehearing by the Ninth Circuit, which was denied by the Ninth Circuit in November 2012. In February 2013, the plaintiffs filed a petition with the United States Supreme Court to review the Ninth Circuit's decision. In May 2013, the United States Supreme Court denied the petition.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain provisions that require certain of MEHC's subsidiaries, principally the Utilities, to maintain specific credit ratings on their unsecured debt from one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in the subsidiary's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2013, these subsidiaries' credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2013, the Company would have been required to post $446 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with MEHC's equity commitment agreement related to the Topaz and Solar Star Projects, if MEHC does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, MEHC's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, MEHC will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled. As of June 30, 2013, the equity commitment related to the Topaz Project was $1.33 billion and the equity commitment related to the Solar Star Projects was $1.75 billion. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and Note 11 of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's equity commitments.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2012. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2013.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to the discussion contained herein and to Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Litigation Related to the NV Energy Acquisition

Following the announcement of the acquisition of NV Energy by MEHC on May 29, 2013, several complaints were filed by purported shareholders of NV Energy in the Eighth Judicial District Court in Clark County, Nevada, challenging the proposed merger.

The complaints were filed on behalf of a putative class of NV Energy public shareholders, naming NV Energy, its board of directors, MEHC and Silver Merger Sub Inc. ("Merger Sub"), an indirect wholly owned subsidiary of MEHC. The complaints, as amended, generally allege that the individual defendants breached their fiduciary duties in connection with the proposed merger, and that NV Energy, Merger Sub and MEHC aided and abetted the breach of fiduciary duties by the individual defendants. The amended complaints seek, among other things, an order preliminarily and permanently enjoining the acquisition, disclosure of certain information relating to the acquisition, damages, and plaintiff's expenses.

Although MEHC is unable at this time to determine the ultimate outcome of these lawsuits, injunctive relief or an adverse determination in the shareholder class actions could result in a cash judgment or settlement and affect our ability to complete the acquisition with NV Energy. MEHC intends to vigorously defend the lawsuits.

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

MIDAMERICAN ENERGY HOLDINGS COMPANY
(Registrant)

Date: August 2, 2013	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
First Supplemental Indenture, dated as of April 15, 2013, between Topaz Solar Farms LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the $250,000,000 in principal amounts of the 4.875% Series B Senior Secured Notes Due 2039.

4.2
Indenture, dated as of June 27, 2013, between Solar Star Funding, LLC, as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the $1,000,000,000 in principal amounts of the 5.375% Series A Senior Secured Notes Due 2035.

4.3
Twenty-Sixth Supplemental Indenture, dated as of June 1, 2013, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (incorporated by reference to Exhibit 4.1 to the PacifiCorp Form 8-K filed June 6, 2013).

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

101
The following financial information from MidAmerican Energy Holdings Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.