Form 10-Q
period 2014-03-31
BERKSHIRE HATHAWAY ENERGY CO
filed 2014-05-02
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number	Exact name of registrant as specified in its charter; State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

001-14881	BERKSHIRE HATHAWAY ENERGY COMPANY	94-2213782
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

MidAmerican Energy Holdings Company

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
Yes  ☐  No  ☒

All of the shares of common equity of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 30, 2014, 77,466,144 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Berkshire Hathaway Energy Company and Related Entities
Berkshire Hathaway Energy	Berkshire Hathaway Energy Company (formerly MidAmerican Energy Holdings Company)
Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
Northern Powergrid Holdings	Northern Powergrid Holdings Company
MidAmerican Energy Pipeline Group	Consists of Northern Natural Gas and Kern River
MidAmerican Renewables	Consists of MidAmerican Renewables, LLC and CalEnergy Philippines
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	290-megawatt solar project in Arizona
Bishop Hill II	Bishop Hill Energy II LLC
Bishop Hill Project	81-megawatt wind-powered generating facility in Illinois
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 579-megawatt solar project in California

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for Berkshire Hathaway Energy's and its subsidiaries' credit facilities;

•	changes in Berkshire Hathaway Energy's and its subsidiaries' credit ratings;

•	risks relating to nuclear generation;

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

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the Company's control or by a breakdown or failure of the Company's operating assets, including storms, floods, fires, earthquakes, explosions, landslides, mining accidents, litigation, wars, terrorism and embargoes; and

•
other business or investment considerations that may be disclosed from time to time in Berkshire Hathaway Energy's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in Berkshire Hathaway Energy's filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (formerly MidAmerican Energy Holdings Company, the "Company") as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2014

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,292	$1,175
Trade receivables, net	1,896	1,769
Inventories	785	853
Other current assets	1,213	1,105
Total current assets	5,186	4,902

Property, plant and equipment, net	50,675	50,119
Goodwill	7,609	7,527
Regulatory assets	3,456	3,322
Investments and restricted cash and investments	3,324	3,236
Other assets	879	894

Total assets	$71,129	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,471	$1,636
Accrued interest	419	431
Accrued property, income and other taxes	385	362
Accrued employee expenses	261	228
Short-term debt	211	232
Current portion of long-term debt	1,172	1,188
Other current liabilities	935	887
Total current liabilities	4,854	4,964

Regulatory liabilities	2,534	2,498
Berkshire Hathaway Energy senior debt	6,366	6,366
Berkshire Hathaway Energy junior subordinated debentures	2,594	2,594
Subsidiary debt	22,053	21,864
Deferred income taxes	10,385	10,158
Other long-term liabilities	2,805	2,740
Total liabilities	51,591	51,184

Commitments and contingencies (Note 11)

Equity:
Berkshire Hathaway Energy shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,390	6,390
Retained earnings	12,921	12,418
Accumulated other comprehensive income (loss), net	125	(97)
Total Berkshire Hathaway Energy shareholders' equity	19,436	18,711
Noncontrolling interests	102	105
Total equity	19,538	18,816

Total liabilities and equity	$71,129	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Operating revenue:
Energy	$3,891	$2,786
Real estate	358	281
Total operating revenue	4,249	3,067

Operating costs and expenses:
Energy:
Cost of sales	1,632	964
Operating expense	822	668
Depreciation and amortization	475	384
Real estate	370	278
Total operating costs and expenses	3,299	2,294

Operating income	950	773

Other income (expense):
Interest expense	(418)	(290)
Capitalized interest	29	21
Allowance for equity funds	27	19
Other, net	16	16
Total other income (expense)	(346)	(234)

Income before income tax expense and equity income	604	539
Income tax expense	112	109
Equity income	15	14
Net income	507	444
Net income attributable to noncontrolling interests	4	6
Net income attributable to Berkshire Hathaway Energy shareholders	$503	$438

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Net income	$507	$444

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $1 and $16	7	47
Foreign currency translation adjustment	29	(212)
Unrealized gains on available-for-sale securities, net of tax of $116 and $20	173	27
Unrealized gains on cash flow hedges, net of tax of $9 and $10	13	16
Total other comprehensive income (loss), net of tax	222	(122)

Comprehensive income	729	322
Comprehensive income attributable to noncontrolling interests	4	6
Comprehensive income attributable to Berkshire Hathaway Energy shareholders	$725	$316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	Berkshire Hathaway Energy Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	(Loss) Income, Net	Interests	Equity

Balance at December 31, 2012	75	$—	$5,423	$10,782	$(463)	$168	$15,910
Net income	—	—	—	438	—	4	442
Other comprehensive loss	—	—	—	—	(122)	—	(122)
Distributions	—	—	—	—	—	(7)	(7)
Other equity transactions	—	—	—	—	—	3	3
Balance at March 31, 2013	75	$—	$5,423	$11,220	$(585)	$168	$16,226

Balance at December 31, 2013	77	$—	$6,390	$12,418	$(97)	$105	$18,816
Net income	—	—	—	503	—	3	506
Other comprehensive income	—	—	—	—	222	—	222
Distributions	—	—	—	—	—	(6)	(6)
Balance at March 31, 2014	77	$—	$6,390	$12,921	$125	$102	$19,538

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$507	$444
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	482	389
Allowance for equity funds	(27)	(19)
Deferred income taxes and amortization of investment tax credits	150	133
Other, net	6	(5)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(16)	115
Derivative collateral, net	(21)	24
Pension and other postretirement benefit plans	(9)	(18)
Accrued property, income and other taxes	(52)	298
Accounts payable and other liabilities	6	(12)
Net cash flows from operating activities	1,026	1,349

Cash flows from investing activities:
Capital expenditures	(1,183)	(891)
Decrease (increase) in restricted cash and investments	219	(33)
Purchases of available-for-sale securities	(84)	(81)
Proceeds from sales of available-for-sale securities	59	69
Equity method investments	(4)	(17)
Other, net	4	(7)
Net cash flows from investing activities	(989)	(960)

Cash flows from financing activities:
Repayments of Berkshire Hathaway Energy senior debt	(250)	—
Proceeds from subsidiary debt	425	—
Repayments of subsidiary debt	(50)	(94)
Net repayments of short-term debt	(22)	(436)
Other, net	(22)	(12)
Net cash flows from financing activities	81	(542)

Effect of exchange rate changes	(1)	(5)

Net change in cash and cash equivalents	117	(158)
Cash and cash equivalents at beginning of period	1,175	776
Cash and cash equivalents at end of period	$1,292	$618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Berkshire Hathaway Energy Company ("Berkshire Hathaway Energy"), formerly known as MidAmerican Energy Holdings Company, is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). Berkshire Hathaway Energy is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company's operations are organized and managed as ten distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), Northern Powergrid Holdings Company ("Northern Powergrid Holdings") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in Electric Transmission Texas, LLC ("ETT") and Electric Transmission America, LLC), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, the Company owns four utility companies in the United States serving customers in 11 states, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in Berkshire Hathaway Energy and Other.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2014.

(2)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04, which amends FASB Accounting Standards Codification Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)	Business Acquisitions

NV Energy, Inc.

Description of the Transaction

On December 19, 2013, Berkshire Hathaway Energy completed the merger contemplated by the Agreement and Plan of Merger dated May 29, 2013, among Berkshire Hathaway Energy, Silver Merger Sub, Inc. ("Merger Sub"), Berkshire Hathaway Energy’s wholly-owned subsidiary, and NV Energy, Inc. ("NV Energy"), whereby Merger Sub was merged into NV Energy and NV Energy became an indirect wholly-owned subsidiary of Berkshire Hathaway Energy ("NV Energy Transaction") for a purchase price of $5.6 billion. NV Energy owns two regulated public utilities, Nevada Power and Sierra Pacific (together, the "Nevada Utilities"), that provide electric service to 1.2 million regulated retail electric customers and 0.2 million regulated retail natural gas customers in Nevada.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value

Current assets, including cash and cash equivalents of $304	$1,160
Property, plant and equipment	9,550
Goodwill	2,362
Other long-term assets	1,321
Total assets	14,393

Current liabilities, including current portion of long-term debt of $218	882
Subsidiary debt, less current portion	5,124
Deferred income taxes	1,757
Other long-term liabilities	1,034
Total liabilities	8,797

Net assets acquired	$5,596

During the three-month period ended March 31, 2014, the Company made revisions to certain assets not currently in rates and certain environmental and other contingencies based upon the receipt of additional information about the facts and circumstances that existed as of the acquisition date. Provisional amounts are subject to further revision for up to 12 months following the acquisition date until the related valuations are completed.

Goodwill

The excess of the purchase price paid over the estimated fair values of the identifiable assets acquired and liabilities assumed totaled $2.4 billion and is reflected as goodwill in the NV Energy reportable segment. The goodwill reflects the value paid primarily for the long-term opportunity to improve operating results through the efficient management of operating expenses and the deployment of capital, as well as the opportunity to improve regulatory relationships and develop customer solutions to meet the long-term needs of the Nevada Utilities. Goodwill is not amortized, but rather is reviewed annually for impairment or more frequently if indicators of impairment exist. None of the goodwill recognized is deductible for income tax purposes, and no deferred income taxes have been recorded related to the goodwill.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Berkshire Hathaway Energy assuming the acquisition had taken place on January 1, 2012 (in millions):

Three-Month Period
Ended March 31, 2013

Operating revenue	$3,634

Net income attributable to Berkshire Hathaway Energy shareholders	$441

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Berkshire Hathaway Energy. The information is provisional in nature and subject to change based on final purchase accounting adjustments.

AltaLink, L.P.

On May 1, 2014, Berkshire Hathaway Energy entered into a Share Purchase Agreement whereby Berkshire Hathaway Energy, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion). The purchase price is subject to adjustments based on certain capital contributions made into AltaLink and the timing of closing. Berkshire Hathaway Energy's shareholders have committed to provide the capital to fund the entire purchase price of AltaLink; however, Berkshire Hathaway Energy expects to fund the purchase price with capital from its shareholders and by issuing senior unsecured debt at Berkshire Hathaway Energy. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction has been approved by both the SNC-Lavalin and Berkshire Hathaway Energy boards of directors. The Share Purchase Agreement contains customary representations, warranties and covenants of both SNC-Lavalin and Berkshire Hathaway Energy, and is subject to customary closing conditions including required approvals. The transaction is expected to be completed by the end of 2014.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2014	2013
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$57,903	$57,490
Interstate pipeline assets	3-80 years	6,498	6,448
		64,401	63,938
Accumulated depreciation and amortization		(20,258)	(19,874)
Regulated assets, net		44,143	44,064

Nonregulated assets:
Independent power plants	5-30 years	2,425	1,994
Other assets	3-30 years	574	522
		2,999	2,516
Accumulated depreciation and amortization		(714)	(678)
Nonregulated assets, net		2,285	1,838

Net operating assets		46,428	45,902
Construction work-in-progress		4,247	4,217
Property, plant and equipment, net		$50,675	$50,119

Construction work-in-progress includes $2.9 billion and $2.8 billion as of March 31, 2014 and December 31, 2013, respectively, related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2014	2013
Investments:
BYD Company Limited common stock	$1,391	$1,103
Rabbi trusts	372	373
Other	145	126
Total investments	1,908	1,602

Equity method investments:
ETT	469	454
CE Generation, LLC	181	185
Bridger Coal Company	179	178
Agua Caliente Solar, LLC(1)	46	41
Other	87	85
Total equity method investments	962	943

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	398	394
Solar Star and Topaz Projects	8	236
Other	140	126
Total restricted cash and investments	546	756

Total investments and restricted cash and investments	$3,416	$3,301

Reflected as:
Current assets	$92	$65
Noncurrent assets	3,324	3,236
Total investments and restricted cash and investments	$3,416	$3,301

(1)	As of March 31, 2014 and December 31, 2013, the equity investment is net of investment tax credits totaling $233 million.
Investments

Berkshire Hathaway Energy's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). As of March 31, 2014 and December 31, 2013, the fair value of Berkshire Hathaway Energy's investment in BYD Company Limited common stock was $1.4 billion and $1.1 billion, respectively, which resulted in a pre-tax unrealized gain of $1.2 billion and $871 million as of March 31, 2014 and December 31, 2013, respectively.

(6)	Recent Financing Transactions

Long-Term Debt

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds will be used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014, and for general corporate purposes.

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds are being used to fund capital expenditures and for general corporate purposes.

Credit Facilities

In March 2014, PacifiCorp arranged for the cancellation of $97 million of letters of credit previously issued to support variable-rate tax-exempt bond obligations. As of March 31, 2014, PacifiCorp had $451 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $270 million were issued under revolving credit facilities. As of March 31, 2014, PacifiCorp had $142 million of variable-rate tax-exempt bond obligations outstanding supported by its revolving credit facilities.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2014	2013

Federal statutory income tax rate	35%	35%
Income tax credits	(15)	(13)
State income tax, net of federal income tax benefit	1	2
Income tax effect of foreign income	(3)	(3)
Other, net	1	(1)
Effective income tax rate	19%	20%

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

Berkshire Hathaway includes the Company in its United States federal income tax return. For the three-month periods ended March 31, 2014 and 2013, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $- million and $323 million, respectively.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013
Pension:
Service cost	$8	$6
Interest cost	33	22
Expected return on plan assets	(41)	(30)
Net amortization	11	15
Net periodic benefit cost	$11	$13

Other postretirement:
Service cost	$3	$3
Interest cost	11	8
Expected return on plan assets	(13)	(10)
Net amortization	(1)	1
Net periodic benefit cost	$—	$2

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $48 million and $5 million, respectively, during 2014. As of March 31, 2014, $9 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Service cost	$6	$5
Interest cost	24	21
Expected return on plan assets	(31)	(25)
Net amortization	13	14
Net periodic benefit cost	$12	$15

Employer contributions to the United Kingdom pension plan are expected to be £56 million during 2014. As of March 31, 2014, £14 million, or $23 million, of contributions had been made to the United Kingdom pension plan.

(9)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through Berkshire Hathaway Energy's ownership of PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific (the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2014
Not designated as hedging contracts:
Commodity assets(1)	$14	$52	$34	$1	$101
Commodity liabilities(1)	1	(1)	(99)	(110)	(209)
Interest rate assets	4	2	—	—	6
Interest rate liabilities	—	—	(1)	—	(1)
Total	19	53	(66)	(109)	(103)

Designated as hedging contracts:
Commodity assets	17	—	1	(1)	17
Commodity liabilities	(1)	—	(2)	(4)	(7)
Interest rate assets	—	4	—	—	4
Interest rate liabilities	—	—	(6)	—	(6)
Total	16	4	(7)	(5)	8

Total derivatives	35	57	(73)	(114)	(95)
Cash collateral receivable	—	—	26	1	27
Total derivatives - net basis	$35	$57	$(47)	$(113)	$(68)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2013
Not designated as hedging contracts:
Commodity assets(1)	$16	$62	$18	$2	$98
Commodity liabilities(1)	(2)	(1)	(78)	(145)	(226)
Interest rate assets	3	5	—	—	8
Interest rate liabilities	—	—	(1)	—	(1)
Total	17	66	(61)	(143)	(121)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(8)	(14)
Interest rate assets	—	6	—	—	6
Interest rate liabilities	—	—	(6)	—	(6)
Total	—	6	(10)	(8)	(12)

Total derivatives	17	72	(71)	(151)	(133)
Cash collateral receivable	(2)	—	1	13	12
Total derivatives - net basis	$15	$72	$(70)	$(138)	$(121)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2014 and December 31, 2013, a net regulatory asset of $159 million and $182 million, respectively, was recorded related to the net derivative liability of $108 million and $128 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Beginning balance	$182	$235
Changes in fair value recognized in net regulatory assets	4	(19)
Net (losses) gains reclassified to operating revenue	(30)	4
Net gains (losses) reclassified to cost of sales	3	(46)
Ending balance	$159	$174

Designated as Hedging Contracts

The Company uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive (income) loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2014	2013

Beginning balance	$12	$32
Changes in fair value recognized in OCI	(59)	(25)
Net gains (losses) reclassified to cost of sales	35	(5)
Ending balance	$(12)	$2

Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2014 and 2013, hedge ineffectiveness was insignificant. As of March 31, 2014, the Company had cash flow hedges with expiration dates extending through December 2019 and $14 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	(8)	(5)
Natural gas purchases	Decatherms	334	322
Fuel purchases	Gallons	6	9
Interest rate swaps	US$	650	650
Mortgage sale commitments, net	US$	(60)	(121)

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

MidAmerican Energy also has potential indirect credit exposure to other market participants in the regional transmission organization markets where it actively participates, including the Midcontinent Independent System Operator, Inc. and the PJM Interconnection, L.L.C.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $128 million and $176 million as of March 31, 2014 and December 31, 2013, respectively, for which the Company had posted collateral of $- million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2014 and December 31, 2013, the Company would have been required to post $113 million and $147 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2014
Assets:
Commodity derivatives	$4	$58	$56	$(36)	$82
Interest rate derivatives	—	10	—	—	10
Mortgage loans held for sale	—	73	—	—	73
Money market mutual funds(2)	951	—	—	—	951
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	1	—	—	1
Corporate obligations	—	40	—	—	40
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	45	—	45
Equity securities:
United States companies	216	—	—	—	216
International companies	1,395	—	—	—	1,395
Investment funds	136	—	—	—	136
	$2,835	$186	$101	$(36)	$3,086
Liabilities:
Commodity derivatives	$—	$(173)	$(43)	$63	$(153)
Interest rate derivatives	—	(7)	—	—	(7)
	$—	$(180)	$(43)	$63	$(160)

As of December 31, 2013
Assets:
Commodity derivatives	$3	$28	$69	$(27)	$73
Interest rate derivatives	—	14	—	—	14
Mortgage loans held for sale	—	130	—	—	130
Money market mutual funds(2)	809	—	—	—	809
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	38	—	—	38
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	214	—	—	—	214
International companies	1,107	—	—	—	1,107
Investment funds	114	—	—	—	114
	$2,381	$215	$113	$(27)	$2,682
Liabilities:
Commodity derivatives	$(1)	$(230)	$(9)	$39	$(201)
Interest rate derivatives	—	(7)	—	—	(7)
	$(1)	$(237)	$(9)	$39	$(208)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $27 million and $12 million as of March 31, 2014 and December 31, 2013, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Auction
	Commodity	Rate
	Derivatives	Securities
2014:
Beginning balance	$60	$44
Changes included in earnings	(17)	—
Changes in fair value recognized in OCI	3	1
Changes in fair value recognized in net regulatory assets	2	—
Transfers from level 2	(35)	—
Ending balance	$13	$45

	Three-Month Periods
	Ended March 31,
		Auction
	Commodity	Rate
	Derivatives	Securities
2013:
Beginning balance	$32	$41
Changes included in earnings	9	—
Changes in fair value recognized in OCI	(3)	1
Changes in fair value recognized in net regulatory assets	1	—
Purchases	2	—
Settlements	(5)	—
Ending balance	$36	$42

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

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$32,185	$35,761	$32,012	$34,881

(11)	Commitments and Contingencies

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

USA Power

In October 2005, prior to Berkshire Hathaway Energy's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and plans to vigorously pursue all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The parties are briefing their positions before the Utah Supreme Court with briefing expected to be completed and oral arguments held by late 2014. As of March 31, 2014, PacifiCorp had accrued $117 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Commitments

The Topaz Project, which is a 550-megawatt solar project in California, and the Solar Star Projects, which are a combined 579-megawatt solar project in California, are in construction and are being placed in-service in phases through 2015. Berkshire Hathaway Energy has committed to separately provide Topaz Solar Farms LLC and Solar Star Funding, LLC and its subsidiaries with equity to fund the costs of the projects in an amount up to $2.44 billion for the Topaz Project and $2.75 billion for the Solar Star Projects, less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by Berkshire Hathaway Energy or its subsidiaries. As of March 31, 2014, the remaining equity commitment for the Topaz Project is $911 million and for the Solar Star Projects is $1.65 billion. If Berkshire Hathaway Energy does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, Berkshire Hathaway Energy's obligations under the equity commitment agreements would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the respective financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, respectively, Berkshire Hathaway Energy will have no further obligation to make any equity contributions and any unused equity contribution obligations will be canceled under each project's respective equity commitment agreement.

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

(12)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to Berkshire Hathaway Energy shareholders by each component of other comprehensive income, net of applicable income taxes, for the three-month period ended March 31, 2014 (in millions):

					AOCI
			Unrealized		Attributable
	Unrecognized	Foreign	Gains on	Unrealized	To Berkshire
	Amounts on	Currency	Available-	Gains on	Hathaway
	Retirement	Translation	For-Sale	Cash Flow	Energy
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2013	$(559)	$(98)	$524	$36	$(97)
Other comprehensive income	7	29	173	13	222
Balance, March 31, 2014	$(552)	$(69)	$697	$49	$125

Reclassifications from AOCI to net income for the periods ended March 31, 2014 and 2013 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

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

	Three-Month Periods
	Ended March 31,
	2014	2013
Operating revenue:
PacifiCorp	$1,288	$1,232
MidAmerican Funding	1,230	921
NV Energy	638	—
MidAmerican Energy Pipeline Group	386	300
Northern Powergrid Holdings	317	300
MidAmerican Renewables	69	57
HomeServices	358	281
Berkshire Hathaway Energy and Other(1)	(37)	(24)
Total operating revenue	$4,249	$3,067

Depreciation and amortization:
PacifiCorp	$183	$172
MidAmerican Funding	84	107
NV Energy	92	—
MidAmerican Energy Pipeline Group	48	50
Northern Powergrid Holdings	48	43
MidAmerican Renewables	21	15
HomeServices	7	5
Berkshire Hathaway Energy and Other(1)	(1)	(3)
Total depreciation and amortization	$482	$389

Operating income:
PacifiCorp	$292	$300
MidAmerican Funding	153	106
NV Energy	107	—
MidAmerican Energy Pipeline Group	230	180
Northern Powergrid Holdings	181	180
MidAmerican Renewables	29	30
HomeServices	(12)	3
Berkshire Hathaway Energy and Other(1)	(30)	(26)
Total operating income	950	773
Interest expense	(418)	(290)
Capitalized interest	29	21
Allowance for equity funds	27	19
Other, net	16	16
Total income before income tax expense and equity income	$604	$539

	Three-Month Periods
	Ended March 31,
	2014	2013
Interest expense:
PacifiCorp	$96	$97
MidAmerican Funding	46	41
NV Energy	70	—
MidAmerican Energy Pipeline Group	19	20
Northern Powergrid Holdings	38	35
MidAmerican Renewables	41	25
HomeServices	1	—
Berkshire Hathaway Energy and Other(1)	107	72
Total interest expense	$418	$290

	As of
	March 31,	December 31,
	2014	2013
Total assets:
PacifiCorp	$22,932	$22,885
MidAmerican Funding	14,132	13,992
NV Energy	14,297	14,233
MidAmerican Energy Pipeline Group	4,936	4,908
Northern Powergrid Holdings	7,066	6,874
MidAmerican Renewables	4,049	3,875
HomeServices	1,384	1,381
Berkshire Hathaway Energy and Other(1)	2,333	1,852
Total assets	$71,129	$70,000

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as Berkshire Hathaway Energy and Other, relate to corporate functions, MidAmerican Transmission, LLC, other corporate entities and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2014 (in millions):

				MidAmerican
				Energy	Northern
		MidAmerican	NV	Pipeline	Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Energy	Group	Holdings	Renewables	Services	Other	Total

Balance, December 31, 2013	$1,129	$2,102	$2,280	$153	$1,149	$15	$695	$4	$7,527
Acquisitions	—	—	82	—	—	—	—	—	82
Foreign currency translation	—	—	—	—	7	—	—	—	7
Other	—	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2014	$1,129	$2,102	$2,362	$146	$1,156	$15	$695	$4	$7,609

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as ten distinct platforms: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Natural Gas, Kern River, Northern Powergrid Holdings (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in ETT and Electric Transmission America, LLC), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), and HomeServices. Through these platforms, the Company owns four utility companies in the United States serving customers in 11 states, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called MidAmerican Energy Pipeline Group, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in "Berkshire Hathaway Energy and Other". The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as Berkshire Hathaway Energy and Other, relate to corporate functions, MidAmerican Transmission, LLC, other corporate entities and intersegment eliminations.

Results of Operations for the First Quarter of 2014 and 2013

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2014	2013	Change
Net income attributable to Berkshire Hathaway Energy shareholders:
PacifiCorp	$156	$160	$(4)	(3)%
MidAmerican Funding	155	100	55	55
NV Energy	27	—	27	*
MidAmerican Energy Pipeline Group	130	97	33	34
Northern Powergrid Holdings	112	111	1	1
MidAmerican Renewables	1	16	(15)	(94)
HomeServices	(8)	3	(11)	*
Berkshire Hathaway Energy and Other	(70)	(49)	(21)	(43)
Total net income attributable to Berkshire Hathaway Energy shareholders	$503	$438	$65	15

*    Not meaningful

Net income attributable to Berkshire Hathaway Energy shareholders increased $65 million for 2014 compared to 2013 due to the following:

•
PacifiCorp's net income decreased as an increase in retail prices and higher wholesale prices and volumes were more than offset by higher energy costs, lower retail load and higher depreciation and amortization.

•
MidAmerican Funding's net income increased due to higher margins from colder temperatures and higher electric base rates in Iowa, lower depreciation and amortization from the impact of depreciation rate changes and higher capitalized interest and allowance for equity funds due to higher construction work-in-progress, partially offset by higher interest expense.

•
NV Energy was acquired December 19, 2013, and its results are included in the consolidated results beginning as of that date. Net income for 2014 totaled $27 million. For comparative purposes, NV Energy's reported net income for 2013 totaled $21 million.

•
MidAmerican Energy Pipeline Group's net income increased due to higher transportation revenue and net margins on natural gas sales from colder than normal temperatures and volatile natural gas prices at Northern Natural Gas and lower depreciation and amortization, partially offset by lower revenue at Kern River due to contract expirations and higher operating expense.

•
Northern Powergrid's net income increased due to the weaker United States dollar and higher distribution tariff rates, partially offset by net unfavorable movements in regulatory provisions, lower distribution units from milder temperatures and higher distribution operating expense.

•
MidAmerican Renewables' net income decreased as higher operating revenue from the Topaz and Solar Star Projects from additional capacity placed in-service was more than offset by an unfavorable change in the valuation of the power purchase agreement derivative at Bishop Hill and higher operating expense, depreciation and amortization and interest expense.

•
HomeServices' net income decreased to a net loss due to lower earnings at existing brokerage and franchise businesses, lower earnings at acquired businesses as operating expense exceeded revenue, net of commissions, due to the seasonal nature of brokerage businesses, and lower equity earnings at its mortgage joint venture due to lower refinancing activity.

•
Berkshire Hathaway Energy and Other net loss increased due to higher interest expense from the issuance of $2.0 billion of Berkshire Hathaway Energy senior debt and $2.6 billion of junior subordinated debentures to certain Berkshire Hathaway subsidiaries in the fourth quarter of 2013.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2014	2013	Change
Operating revenue:
PacifiCorp	$1,288	$1,232	$56	5%
MidAmerican Funding	1,230	921	309	34
NV Energy	638	—	638	*
MidAmerican Energy Pipeline Group	386	300	86	29
Northern Powergrid Holdings	317	300	17	6
MidAmerican Renewables	69	57	12	21
HomeServices	358	281	77	27
Berkshire Hathaway Energy and Other	(37)	(24)	(13)	(54)
Total operating revenue	$4,249	$3,067	$1,182	39

Operating income:
PacifiCorp	$292	$300	$(8)	(3)%
MidAmerican Funding	153	106	47	44
NV Energy	107	—	107	*
MidAmerican Energy Pipeline Group	230	180	50	28
Northern Powergrid Holdings	181	180	1	1
MidAmerican Renewables	29	30	(1)	(3)
HomeServices	(12)	3	(15)	*
Berkshire Hathaway Energy and Other	(30)	(26)	(4)	(15)
Total operating income	$950	$773	$177	23

*    Not meaningful

PacifiCorp

Operating revenue increased $56 million for 2014 compared to 2013 due to higher retail revenue of $37 million and higher wholesale revenue of $25 million, partially offset by lower renewable energy credit revenue of $9 million. The increase in retail revenue was due to higher prices of $53 million, partially offset by lower retail customer load of $16 million. Customer load decreased 0.8% due to warmer weather on residential and commercial customer load, partially offset by higher commercial and industrial customer usage. Wholesale revenue increased due to higher average prices of $14 million and higher volumes of $11 million.

Operating income decreased $8 million for 2014 compared to 2013 due to higher energy costs of $52 million and higher depreciation and amortization of $11 million, due primarily to the impacts of the depreciation rate study effective in 2014 and higher plant in-service, partially offset by the higher operating revenue. Energy costs increased due to a higher average cost of purchased electricity, higher natural gas volumes, higher coal-fueled generation costs due to higher unit costs with relatively flat generation and higher average cost of natural gas, partially offset by lower purchased electricity volumes, higher hydroelectric and wind-powered generation and higher net deferrals of incurred net power costs.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	First Quarter
	2014	2013	Change
Operating revenue:
Regulated electric	$450	$415	$35	8%
Regulated natural gas	511	315	196	62
Nonregulated and other	269	191	78	41
Total operating revenue	$1,230	$921	$309	34

Operating income:
Regulated electric	$83	$50	$33	66%
Regulated natural gas	58	45	13	29
Nonregulated and other	12	11	1	9
Total operating income	$153	$106	$47	44

Regulated electric operating revenue increased $35 million for 2014 compared to 2013 due to higher retail revenue of $27 million and higher wholesale and other revenue of $8 million. Retail revenue increased due to a 5.7% increase in retail customer load primarily from colder winter temperatures in 2014 with the remaining $13 million increase predominantly due to higher electric base rates in Iowa. Wholesale and other revenue increased due to higher average wholesale prices of $14 million, partially offset by lower wholesale sales volumes of $6 million.

Regulated electric operating income increased $33 million for 2014 compared to 2013 due to the higher regulated electric operating revenue and lower depreciation of $23 million primarily from the impact of depreciation rate changes in 2014 and the third quarter of 2013, partially offset by higher energy costs of $23 million. Energy costs increased due to higher coal-fueled generation costs, primarily from new coal transportation agreements effective in 2013 and the timing of such cost increases recognized through inventory, and higher purchased power costs.

Regulated natural gas operating revenue increased $196 million for 2014 compared to 2013 due to an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $149 million and higher volumes from the colder temperatures in 2014. Regulated natural gas operating income increased $13 million for 2014 compared to 2013 due to the higher sales volumes.

Nonregulated and other operating revenue increased $78 million for 2014 compared to 2013 due to higher natural gas and electricity prices and volumes, which is largely offset by higher cost of sales.

NV Energy

NV Energy was acquired December 19, 2013, and its results are included in the consolidated results beginning as of that date. Operating revenue for 2014 consisted of $594 million of electric revenue and $44 million of natural gas revenue. Operating income totaled $107 million. For comparative purposes, NV Energy's reported operating revenue for 2013 consisted of $544 million of electric revenue and $40 million of natural gas revenue. NV Energy's reported operating income for 2013 totaled $105 million.

MidAmerican Energy Pipeline Group

Operating revenue increased $86 million for 2014 compared to 2013 primarily due to higher operating revenue at Northern Natural Gas of $94 million due to an increase in natural gas sales of $47 million and transportation revenue of $43 million due to colder than normal temperatures and volatile natural gas prices, partially offset by lower operating revenue at Kern River of $8 million, primarily due to contract expirations with capacity being sold at lower rates. Operating income increased $50 million for 2014 compared to 2013 due to the higher transportation revenue and net margins on gas sales from colder temperatures at Northern Natural Gas and lower depreciation and amortization, partially offset by the lower operating revenue at Kern River and higher operating expense.

Northern Powergrid Holdings

Operating revenue increased $17 million for 2014 compared to 2013 due to the weaker United States dollar of $21 million and higher contracting revenue of $6 million, partially offset by lower distribution revenue of $8 million. Distribution revenue decreased due to net unfavorable movements in regulatory provisions of $17 million and a decrease in units distributed of $15 million mainly due to milder temperatures, partially offset by higher tariff rates of $24 million. Operating income increased $1 million for 2014 compared to 2013 due to the weaker United States dollar of $12 million, partially offset by the lower distribution revenues and higher distribution operating expense.

MidAmerican Renewables

Operating revenue increased $12 million for 2014 compared to 2013 due to an increase from the Topaz and Solar Star Projects of $25 million as additional solar capacity was placed in-service, partially offset by an unfavorable change in the valuation of the power purchase agreement derivative at Bishop Hill of $16 million. Operating income decreased $1 million for 2014 compared to 2013 due to higher operating expense of $7 million and higher depreciation of $6 million, partially offset by the higher operating revenue.

HomeServices

Operating revenue increased $77 million for 2014 compared to 2013 due to a 15.3% increase in closed brokerage units and an 11% increase in average home sale prices. An increase in operating revenue from acquired businesses totaling $83 million was partially offset by a decrease from existing businesses totaling $6 million. The decrease in existing businesses reflects an 8.4% decrease in closed brokerage units, partially offset by a 9.8% increase in average home sale prices. Operating income decreased $15 million for 2014 compared to 2013 due to lower earnings at both existing and acquired businesses.

Berkshire Hathaway Energy and Other

Operating revenue decreased $13 million for 2014 compared to 2013 due to higher intersegment eliminations.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2014	2013	Change

Subsidiary debt	$310	$215	$95	44%
Berkshire Hathaway Energy senior debt and other	89	75	14	19
Berkshire Hathaway Energy subordinated debt-Berkshire Hathaway	19	—	19	*
Total interest expense	$418	$290	$128	44

*    Not meaningful

Interest expense on subsidiary debt increased $95 million for 2014 compared to 2013 due to the acquisition of NV Energy on December 19, 2013 and debt issuances at PacifiCorp ($300 million in June 2013), MidAmerican Funding ($950 million in September 2013) and MidAmerican Renewables ($250 million in April 2013 and $1.0 billion in June 2013), partially offset by scheduled maturities and principal payments.

Interest expense on Berkshire Hathaway Energy senior debt and junior subordinated debentures increased $33 million for 2014 compared to 2013 due to the issuance of $2.0 billion of senior debt in November 2013 and $2.6 billion of junior subordinated debentures to certain Berkshire Hathaway subsidiaries in December 2013.

Capitalized Interest

Capitalized interest increased $8 million for 2014 compared to 2013 due to higher construction work-in-progress balances related to the Solar Star Projects and additional wind-powered generation at MidAmerican Energy.

Allowance for Equity Funds

Allowance for equity funds increased $8 million for 2014 compared to 2013 primarily due to higher equity AFUDC at MidAmerican Energy resulting from higher construction work-in-progress balances.

Income Tax Expense

Income tax expense increased $3 million for 2014 compared to 2013 and the effective tax rates were 19% for 2014 and 20% for 2013. The change in the effective tax rate was due to additional production tax credits primarily from additional wind-powered generation placed in-service at MidAmerican Energy, partially offset by the effects of ratemaking.

Equity Income

Equity income is summarized as follows (in millions):

	First Quarter
	2014	2013	Change
Equity income:
ETT	$16	$12	$4	33%
Agua Caliente	3	3	—	—
HomeServices Mortgage	(1)	2	(3)	*
CE Generation	(4)	(3)	(1)	33
Other	1	—	1	*
Total equity income	$15	$14	$1	7

*    Not meaningful

Equity income increased $1 million for 2014 compared to 2013 due to higher equity earnings at ETT from continued investment and additional plant placed in-service, partially offset by lower equity earnings at the HomeServices mortgage joint venture due to lower refinancing activity.

Liquidity and Capital Resources

Each of Berkshire Hathaway Energy's direct and indirect subsidiaries is organized as a legal entity separate and apart from Berkshire Hathaway Energy and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy Berkshire Hathaway Energy's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Berkshire Hathaway Energy or affiliates thereof. The long-term debt of subsidiaries may include provisions that allow Berkshire Hathaway Energy's subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion regarding the limitation of distributions from Berkshire Hathaway Energy's subsidiaries.

As of March 31, 2014, the Company's total net liquidity was $4.5 billion as follows (in millions):

	Berkshire				Northern
	Hathaway		MidAmerican	NV	Powergrid
	Energy	PacifiCorp	Funding	Energy	Holdings	Other	Total

Cash and cash equivalents	$465	$172	$114	$289	$6	$246	$1,292

Credit facilities(1)	600	1,200	609	750	310	630	4,099
Less:
Short-term debt	—	—	—	—	(139)	(72)	(211)
Tax-exempt bond support and letters of credit	(29)	(412)	(195)	(6)	—	—	(642)
Net credit facilities	571	788	414	744	171	558	3,246

Total net liquidity	$1,036	$960	$528	$1,033	$177	$804	$4,538
Credit facilities:
Maturity date	2017	2017, 2018	2014, 2018	2017	2017	2014, 2018
Largest single bank commitment as a % of total credit facilities	8%	7%	7%	7%	46%	24%

(1)	Includes uncommitted credit facilities totaling $60 million at Northern Powergrid Holdings, which was drawn as of March 31, 2014.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2014 and 2013 was $1.0 billion and $1.3 billion, respectively. Improved operating results, including NV Energy, were more than offset by lower income tax receipts, higher interest payments and other changes in working capital.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2014 and 2013 were $(989) million and $(960) million, respectively. The change was primarily due to higher capital expenditures, including NV Energy, partially offset by changes in restricted cash and investments related to proceeds from the issuance of long-term debt in 2013 at Solar Star Funding that is restricted for use in the construction of the Solar Star Projects.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2014 was $81 million. Sources of cash totaled $425 million related to proceeds from a PacifiCorp debt issuance. Uses of cash consisted of $344 million and consisted mainly of repayments of Berkshire Hathaway Energy senior debt totaling $250 million, repayments of subsidiary debt totaling $50 million and net repayments of short-term debt totaling $22 million.

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds are being used to fund capital expenditures and for general corporate purposes.

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds will be used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014, and for general corporate purposes.

Net cash flows from financing activities for the three-month period ended March 31, 2013 was $(542) million and consisted mainly of net repayments of short-term debt totaling $436 million and repayments of subsidiary debt totaling $94 million.

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

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into Berkshire Hathaway Energy's energy subsidiaries' regulated retail rates. Expenditures for certain assets may ultimately include acquisitions of existing assets.

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment are as follows (in millions):

	Three-Month Periods
	Ended March 31,		Forecasted
	2013	2014	2014
Capital expenditures:
PacifiCorp	$259	$270	$1,083
MidAmerican Funding	163	179	1,533
NV Energy	—	102	587
MidAmerican Energy Pipeline Group	24	32	265
Northern Powergrid Holdings	171	161	739
MidAmerican Renewables	270	434	1,714
Other	4	5	38
Total	$891	$1,183	$5,959

The Company's historical and forecasted capital expenditures consisted mainly of the following:

•
Transmission system investments at the Utilities for the three-month periods ended March 31, 2014 and 2013 totaling $85 million and $64 million, respectively. The Utilities anticipate costs for transmission projects will total $456 million for 2014. Transmission system investment for 2014 include costs for PacifiCorp's 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line expected to be placed in-service in 2015 and MidAmerican Energy's Multi-Value Projects approved by the MISO for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois.

•
Emissions control equipment on existing generating facilities at the Utilities for the three-month periods ended March 31, 2014 and 2013 totaling $69 million and $60 million, respectively, for installation or upgrade of sulfur dioxide scrubbers, low nitrogen oxide burners and particulate matter control systems. The Utilities anticipate costs for emissions control equipment will total $295 million for 2014.

•
The construction of PacifiCorp's Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") for the three-month periods ended March 31, 2014 and 2013 totaling $19 million and $48 million, respectively. PacifiCorp anticipates costs for Lake Side 2 will total $35 million for 2014, which is expected to be placed in-service in mid-2014.

•
The construction of wind-powered generating facilities at MidAmerican Energy for the three-month period ended March 31, 2014 totaling $10 million. MidAmerican Energy anticipates costs for wind-powered generating facilities will total $661 million for 2014. MidAmerican Energy placed in-service 44 MW of wind-powered generating facilities during 2013 and is constructing an additional 1,006 MW (nominal ratings) of wind-powered generating facilities it expects to place in-service in 2014 and 2015.

•	NV Energy anticipates costs for additional generation capacity will total $162 million for 2014.

•
Topaz has spent $1.3 billion for construction of the Topaz Project from inception through March 31, 2014, and expects to spend an additional $446 million for the remainder of 2014 and $338 million for 2015. The project is expected to cost $2.44 billion, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 22 blocks of solar panels with a nominal facilities capacity of 586 MW. As of March 31, 2014, 383 MW of the Topaz Project had been turned over to Topaz, with 390 MW operating and delivering energy under the power purchase agreement. Construction and commissioning are approximately two months ahead of schedule and Topaz expects to place an additional 173 MW in-service in 2014 and 30 MW in-service in 2015. As of March 31, 2014, the project was 79% constructed compared to the engineering, procurement and construction schedule of 61%, which includes 6.68 million solar panels installed out of an expected total of 8.44 million. The project is being constructed pursuant to a fixed-price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar.

•
Subsidiaries of Solar Star Funding have spent $1.0 billion for construction of the Solar Star Projects from inception through March 31, 2014, and expect to spend an additional $834 million for the remainder of 2014 and $722 million for 2015. The projects are expected to cost $2.75 billion, including all interest costs during construction and the initial costs to acquire the projects. The projects will be comprised of 13 blocks of solar panels with a capacity of 579 MW. As of March 31, 2014, 57 MW of the Solar Star Projects had been turned over to subsidiaries of Solar Star Funding, with 175 MW operating and delivering energy under the power purchase agreements. Subsidiaries of Solar Star Funding expect to place an additional 297 MW in-service in 2014 and 225 MW in-service in 2015. As of March 31, 2014, the projects were 50% constructed compared to the engineering, procurement and construction schedule of 49%, which includes 0.91 million solar panels installed out of an expected total of 1.72 million. The projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

•
Remaining costs relate to routine expenditures for transmission, distribution, generation, mining and other infrastructure needed to serve existing and expected demand and totaled $566 million and $452 million for the three-month periods ended March 31, 2014 and 2013, respectively. Routine expenditures for transmission, distribution, generation, mining and other infrastructure needed to serve existing and expected demand are expected to total $2.6 billion for 2014.

Business Acquisitions

On May 1, 2014, Berkshire Hathaway Energy entered into a Share Purchase Agreement whereby Berkshire Hathaway Energy, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion). The purchase price is subject to adjustments based on certain capital contributions made into AltaLink and the timing of closing. Berkshire Hathaway Energy's shareholders have committed to provide the capital to fund the entire purchase price of AltaLink; however, Berkshire Hathaway Energy expects to fund the purchase price with capital from its shareholders and by issuing senior unsecured debt at Berkshire Hathaway Energy. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction has been approved by both the SNC-Lavalin and Berkshire Hathaway Energy boards of directors. The Share Purchase Agreement contains customary representations, warranties and covenants of both SNC-Lavalin and Berkshire Hathaway Energy, and is subject to customary closing conditions including required approvals. The transaction is expected to be completed by the end of 2014.

Berkshire Hathaway Energy, through a subsidiary, owns 50% of CE Generation, which is engaged in the independent power business, and through its subsidiaries, owns and operates geothermal generating facilities in the Imperial Valley of California and natural gas-fueled combined cycle cogeneration facilities in New York, Texas and Arizona. In February 2014, a subsidiary of Berkshire Hathaway Energy signed a purchase and sale agreement with TransAlta USA Inc. and one of its subsidiaries ("TransAlta") to acquire the remaining 50% interest owned by TransAlta for a purchase price of $180 million, subject to customary closing conditions precedent. The transaction is expected to close in the second quarter of 2014.

Contractual Obligations

As of March 31, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 other than the 2014 debt issuances previously discussed.

Regulatory Matters

Berkshire Hathaway Energy's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

PacifiCorp

Utah

In January 2014, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $76 million, or an average price increase of 4%. In April 2014, PacifiCorp filed a net power cost update reducing the requested increase to $71 million. The requested increase includes recovery of PacifiCorp's investment in Lake Side 2, which is expected to be placed into service in mid-2014, and the Mona-Oquirrh transmission line investment found to be prudent in the prior general rate case. If approved by the UPSC, the new rates will be effective September 2014.

In March 2014, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting $28 million, or an increase of 2%, for recovery of deferred net power costs for the period January 1, 2013 through December 31, 2013. If approved by the UPSC, the new rates will be effective November 2014.

In March 2014, PacifiCorp filed its annual renewable energy credit balancing account application with the UPSC requesting recovery of $17 million over a three-year period. If approved by the UPSC, the new rates will be effective June 2014 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2014, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $18 million, or an average price increase of 2%, based on forecasted net power costs for calendar year 2015. The filing will be subject to updates throughout the year. If approved by the OPUC, the new rates will be effective January 2015.

In April 2014, PacifiCorp filed for a separate tariff rider with the OPUC to recover the Oregon-allocated costs of PacifiCorp's investment in Lake Side 2. The separate tariff rider was agreed to in the 2013 Oregon general rate case stipulation with final costs subject to a prudence determination. The filing supports an overall rate increase of $22 million, or an average price increase of 2%. If approved by the OPUC, the new rates will be effective June 2014.

Wyoming

In March 2014, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $36 million, or an average price increase of 5%. The requested increase includes recovery of PacifiCorp's investments in Lake Side 2 and the Mona-Oquirrh transmission line. If approved by the WPSC, the new rates will be effective January 2015.

In March 2014, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests recovery of $17 million of deferred net power costs for the period January 1, 2013 through December 31, 2013, and the RRA application requests a $4 million increase in the RRA surcharge. The two applications represent a combined total price increase of 3%. If approved by the WPSC, the ECAM and RRA rates will be effective May 2014 on an interim basis until a final order is issued by the WPSC.

Washington

In May 2014, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $27 million, or an average price increase of 8%. If approved by the WUTC, the new rates will be effective March 2015.

Idaho

In January 2014, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $13 million of deferred net power costs. In April 2014, the IPUC issued an order approving recovery of $12 million of deferred net power costs, of which $7 million will be collected over a 12-month period and the remainder collected over a 24-month period with new rates effective April 2014.

MidAmerican Energy

In March 2014, the IUB issued an order approving, with modifications, a non-unanimous settlement agreement among MidAmerican Energy, the Iowa Office of Consumer Advocate and environmental parties. The IUB order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for contemporaneous recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also equalizes rates among MidAmerican Energy's current three pricing zones over a ten-year period. Rate equalization adjustments are revenue-neutral for MidAmerican Energy. The parties to the settlement agreement also agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. The IUB order also approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. In April 2014, a number of the industrial intervenors sought rehearing on certain issues in the IUB order. The IUB has granted rehearing for the purpose of reconsideration and established a briefing schedule. Until the IUB rules on these matters, which is anticipated in the second quarter of 2014, interim rates remain in effect.

NV Energy

In May 2014, Nevada Power filed the Emissions Reduction Capacity Replacement Plan in compliance with Senate Bill No. 123 ("SB 123") enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of Nevada Power's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generation capacity being retired, as required by SB 123. The Emissions Reduction and Capacity Replacement Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, Nevada Power executed various contractual agreements to fulfill the proposed Emissions Reduction and Capacity Replacement Plan, which are subject to PUCN approval. The impacts of the Emissions Reduction Capacity Replacement Plan to the Company's 2014 forecasted capital expenditures are included in the Future Uses of Cash previously discussed.

In May 2014, Nevada Power filed a general rate case with the PUCN requesting an annual increase of $21 million, or an average price increase of 1%. An order is expected by the end of 2014 and, if approved, the new rates would be effective January 1, 2015.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. The Company believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

PacifiCorp continues to plan for retirement of the Carbon coal-fueled generating facility ("Carbon Facility") in early 2015 as the least-cost alternative to comply with the MATS and other environmental regulations. Efforts are underway to effectuate the decommissioning activities and transmission system modifications necessary to maintain system reliability following disconnection. The Carbon Facility produced 1.2 million MWh of electricity, or 2.1% of PacifiCorp's owned generation production, during 2013.

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

Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits were filed against the MATS in the D.C. Circuit. In April 2014, the D.C. Circuit upheld the MATS requirements.

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

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. The case was appealed to the United States Supreme Court where oral arguments were heard in December 2013. The United States Supreme Court issued its decision April 29, 2014, upholding the 2011 CSAPR and reversing the D.C. Circuit's ruling, concluding that the EPA's allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that the EPA has authority under the Clean Air Act to impose federal implementation plans immediately after disapproving state implementation plans. The United States Supreme Court remanded the case to the D.C. Circuit for further action. The rule is currently stayed by the D.C. Circuit. It is anticipated the D.C. Circuit will make a determination on when and how the stay is lifted and what the future compliance dates should be.

MidAmerican Energy has installed or is in the process of installing emissions controls at some of its coal-fueled generating facilities to comply with the CAIR and may purchase nitrogen oxides and sulfur dioxide emissions credits for emissions in excess of allocated allowances. The cost of these credits is subject to market conditions at the time of purchase and historically has not been material. The full impact of the United States Supreme Court's decision on CSAPR cannot be determined until further action by the D.C. Circuit and implementation of CSAPR or an alternative rule by the EPA. However, MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of such a rule.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa and MidAmerican Renewables operates natural gas-fueled generating facilities in Texas, Illinois and New York, which are subject to the CSAPR. However, the provisions are not anticipated to have a material impact on the Company. None of PacifiCorp's, Nevada Power's or Sierra Pacific's generating facilities are subject to the CAIR or the CSAPR.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Utah, Wyoming and Arizona and certain of Nevada Power's and Sierra Pacific's fossil-fueled generating facilities are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to best available retrofit technology requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012. Certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal. Oral argument was held before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014 and a decision in the matter is pending. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination on January 10, 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to install low-nitrogen oxides burners at Naughton Units 1 and 2, selective catalytic reduction at Naughton Unit 3 by December 2014, selective catalytic reduction at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of selective catalytic reduction by 2019 or, in lieu of installing selective catalytic reduction, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of selective catalytic reduction within five years (i.e., by 2019). The EPA action became final on March 3, 2014. The state of Wyoming petitioned the EPA for reconsideration of its FIP and also appealed the EPA's FIP in the Tenth Circuit. PacifiCorp filed a petition for reconsideration of the FIP relating to the installation of selective catalytic reduction controls at the Wyodak Facility in addition to filing an appeal of the FIP relating to the selective catalytic reduction controls at the Wyodak Facility in the Tenth Circuit. Environmental groups have, likewise, filed an appeal of the EPA's decision before the Tenth Circuit. With respect to Naughton Unit 3, the EPA indicated it supported the conversion of the unit to natural gas and would expedite action relative to consideration of the gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, the Naughton Unit 3 gas conversion remains subject to final approval by the EPA.

Until the EPA takes final action in each state and decisions have been made on each appeal, the Company cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit ("Second Circuit") remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility and all of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. While the EPA expected the final rule to be published in April 2014, the final rule is now scheduled to be released May 16, 2014. Until the final rule is released, it cannot be determined when PacifiCorp's and MidAmerican Energy's generating facilities impacted by the final rule will be required to complete impingement and entrainment studies to assess compliance options. The costs of compliance with the cooling water intake structure rule cannot be determined until the rule is final and the prescribed studies are conducted. In the event that PacifiCorp's or MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements. Nevada Power and Sierra Pacific do not utilize once-through cooling water intake or discharge structures at any of their generating facilities. All of the Nevada Power and Sierra Pacific generating stations are designed to have either minimal or zero discharge; therefore, they are not expected to be impacted by the §316(b) final rule.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. While the EPA expected the final rule to be published in May 2014, the final rule is now scheduled for release by September 30, 2015. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, the Company cannot predict the impact on its generating facilities.

Collateral and Contingent Features

Debt of Berkshire Hathaway Energy and debt and preferred securities of certain of its subsidiaries are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of the rated company's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

Berkshire Hathaway Energy and its subsidiaries have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. The Company's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2014, the Company would have been required to post $513 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with Berkshire Hathaway Energy's equity commitment agreement related to the Topaz and Solar Star Projects, if Berkshire Hathaway Energy does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, Berkshire Hathaway Energy's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, Berkshire Hathaway Energy will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled. As of March 31, 2014, the remaining equity commitment for the Topaz Project was $911 million and for the Solar Star Projects was $1.65 billion. Refer to Note 11 of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's equity commitments.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013, except as discussed below. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of March 31, 2014.

On May 1, 2014, Berkshire Hathaway Energy entered into a Share Purchase Agreement whereby Berkshire Hathaway Energy, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion). A 10% weakening of the United States dollar against the Canadian dollar would result in an increase in the United States dollars required at closing of approximately US$300 million. Refer to Note 3 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional discussion.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

BERKSHIRE HATHAWAY ENERGY COMPANY
(Registrant)

Date: May 2, 2014	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of May 1, 2014, by and among Berkshire Hathaway Energy Company and SNC-Lavalin Group Inc. and certain of its subsidiaries.

3.1	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of MidAmerican Energy Holdings Company effective April 30, 2014.

4.1
Twenty-Seventh Supplemental Indenture, dated as of March 1, 2014, by and between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated March 13, 2014).

4.2
Amendment No. 1 to the First Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to MidAmerican Energy Company's Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.3
Second Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to MidAmerican Energy Company's Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

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

101
The following financial information from Berkshire Hathaway Energy Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.