Form 10-Q
period 2014-06-30
BERKSHIRE HATHAWAY ENERGY CO
filed 2014-08-01
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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
Yes  ☐  No  ☒

All of the shares of common equity of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of July 31, 2014, 77,466,144 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
Northern Powergrid Holdings	Northern Powergrid Holdings Company
Pipelines	Consists of Northern Natural Gas and Kern River
MidAmerican Renewables	Consists of MidAmerican Renewables, LLC and CalEnergy Philippines
CE Casecnan	CE Casecnan Water and Energy Company, Inc.
HomeServices	HomeServices of America, Inc. and its subsidiaries
ETT	Electric Transmission Texas, LLC
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	290-megawatt solar project in Arizona
Bishop Hill II	Bishop Hill Energy II LLC
Bishop Hill Project	81-megawatt wind-powered generating facility in Illinois
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 579-megawatt solar project in California

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for BHE's and its subsidiaries' credit facilities;

•	changes in BHE's and its subsidiaries' credit ratings;

•	risks relating to nuclear generation;

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

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Share Purchase Agreement to acquire 100% of AltaLink, L.P. ("AltaLink") or the failure to consummate the transaction, including the failure to receive the required regulatory approvals, the taking of governmental action (including the passage of legislation) to block the transaction or the failure to satisfy other closing conditions;

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the Company's control or by a breakdown or failure of the Company's operating assets, including storms, floods, fires, earthquakes, explosions, landslides, mining accidents, litigation, wars, terrorism and embargoes; and

•
other business or investment considerations that may be disclosed from time to time in BHE's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in BHE's filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
August 1, 2014

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,484	$1,175
Trade receivables, net	1,909	1,769
Inventories	825	853
Other current assets	1,572	1,105
Total current assets	5,790	4,902

Property, plant and equipment, net	52,043	50,119
Goodwill	7,759	7,527
Regulatory assets	3,428	3,322
Investments and restricted cash and investments	3,094	3,236
Other assets	990	894

Total assets	$73,104	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,535	$1,636
Accrued interest	443	431
Accrued property, income and other taxes	398	362
Accrued employee expenses	323	228
Short-term debt	626	232
Current portion of long-term debt	970	1,188
Other current liabilities	969	887
Total current liabilities	5,264	4,964

Regulatory liabilities	2,560	2,498
BHE senior debt	6,366	6,366
BHE junior subordinated debentures	2,294	2,594
Subsidiary debt	22,997	21,864
Deferred income taxes	10,792	10,158
Other long-term liabilities	2,784	2,740
Total liabilities	53,057	51,184

Commitments and contingencies (Note 11)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,412	6,390
Retained earnings	13,338	12,418
Accumulated other comprehensive income (loss), net	174	(97)
Total BHE shareholders' equity	19,924	18,711
Noncontrolling interests	123	105
Total equity	20,047	18,816

Total liabilities and equity	$73,104	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Operating revenue:
Energy	$3,486	$2,484	$7,377	$5,270
Real estate	617	504	975	785
Total operating revenue	4,103	2,988	8,352	6,055

Operating costs and expenses:
Energy:
Cost of sales	1,286	840	2,918	1,804
Operating expense	857	683	1,679	1,351
Depreciation and amortization	494	381	969	765
Real estate	566	443	936	721
Total operating costs and expenses	3,203	2,347	6,502	4,641

Operating income	900	641	1,850	1,414

Other income (expense):
Interest expense	(425)	(294)	(843)	(584)
Capitalized interest	22	19	51	40
Allowance for equity funds	25	19	52	38
Other, net	25	24	41	40
Total other income (expense)	(353)	(232)	(699)	(466)

Income before income tax expense and equity income	547	409	1,151	948
Income tax expense	153	114	265	223
Equity income	31	26	46	40
Net income	425	321	932	765
Net income attributable to noncontrolling interests	8	10	12	16
Net income attributable to BHE shareholders	$417	$311	$920	$749

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net income	$425	$321	$932	$765

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(1), $3, $- and $19	(3)	10	4	57
Foreign currency translation adjustment	102	(1)	131	(213)
Unrealized (losses) gains on available-for-sale securities, net of tax of $(37), $11, $79 and $31	(56)	17	117	44
Unrealized gains (losses) on cash flow hedges, net of tax of $4, $(5), $13 and $5	6	(9)	19	7
Total other comprehensive income (loss), net of tax	49	17	271	(105)

Comprehensive income	474	338	1,203	660
Comprehensive income attributable to noncontrolling interests	8	10	12	16
Comprehensive income attributable to BHE shareholders	$466	$328	$1,191	$644

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	(Loss) Income, Net	Interests	Equity

Balance at December 31, 2012	75	$—	$5,423	$10,782	$(463)	$168	$15,910
Net income	—	—	—	749	—	9	758
Other comprehensive loss	—	—	—	—	(105)	—	(105)
Distributions	—	—	—	—	—	(11)	(11)
Redemption of preferred securities of subsidiaries	—	—	—	—	—	(32)	(32)
Other equity transactions	—	—	—	—	—	4	4
Balance at June 30, 2013	75	$—	$5,423	$11,531	$(568)	$138	$16,524

Balance at December 31, 2013	77	$—	$6,390	$12,418	$(97)	$105	$18,816
Net income	—	—	—	920	—	8	928
Other comprehensive income	—	—	—	—	271	—	271
Distributions	—	—	—	—	—	(11)	(11)
Other equity transactions	—	—	22	—	—	21	43
Balance at June 30, 2014	77	$—	$6,412	$13,338	$174	$123	$20,047

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$932	$765
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	984	776
Allowance for equity funds	(52)	(38)
Deferred income taxes and amortization of investment tax credits	579	459
Other, net	(28)	3
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(84)	121
Derivative collateral, net	(36)	28
Pension and other postretirement benefit plans	(19)	(36)
Accrued property, income and other taxes	(151)	484
Accounts payable and other liabilities	57	44
Net cash flows from operating activities	2,182	2,606

Cash flows from investing activities:
Capital expenditures	(2,385)	(1,783)
Acquisitions, net of cash acquired	(246)	(14)
Decrease (increase) in restricted cash and investments	201	(1,073)
Purchases of available-for-sale securities	(108)	(91)
Proceeds from sales of available-for-sale securities	82	81
Equity method investments	(22)	(51)
Other, net	(1)	11
Net cash flows from investing activities	(2,479)	(2,920)

Cash flows from financing activities:
Repayments of BHE senior debt and junior subordinated debentures	(550)	—
Proceeds from subsidiary debt	1,272	1,549
Repayments of subsidiary debt	(462)	(200)
Net proceeds from (repayments of) short-term debt	389	(841)
Other, net	(43)	(74)
Net cash flows from financing activities	606	434

Effect of exchange rate changes	—	(4)

Net change in cash and cash equivalents	309	116
Cash and cash equivalents at beginning of period	1,175	776
Cash and cash equivalents at end of period	$1,484	$892

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Berkshire Hathaway Energy Company ("BHE") is a holding company that owns subsidiaries principally engaged in energy businesses (collectively with its subsidiaries, the "Company"). BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company's operations are organized and managed as ten distinct platforms: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Natural Gas Company ("Northern Natural Gas"), Kern River Gas Transmission Company ("Kern River"), Northern Powergrid Holdings Company ("Northern Powergrid Holdings") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in Electric Transmission Texas, LLC ("ETT") and Electric Transmission America, LLC), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). Through these platforms, the Company owns four utility companies in the United States serving customers in 11 states, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called Pipelines, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in BHE and Other.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2014.

(2)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)	Business Acquisitions

NV Energy, Inc.

Description of the Transaction

On December 19, 2013, BHE completed the merger contemplated by the Agreement and Plan of Merger dated May 29, 2013, among BHE, Silver Merger Sub, Inc. ("Merger Sub"), BHE's wholly-owned subsidiary, and NV Energy, whereby Merger Sub was merged into NV Energy and NV Energy became an indirect wholly-owned subsidiary of BHE ("NV Energy Transaction") for a purchase price of $5.6 billion. NV Energy owns two regulated public utilities, Nevada Power and Sierra Pacific (together, the "Nevada Utilities"), that provide electric service to 1.2 million regulated retail electric customers and 0.2 million regulated retail natural gas customers in Nevada.

Allocation of Purchase Price

The operations of the Nevada Utilities are subject to the rate-setting authority of the Public Utilities Commission of Nevada ("PUCN") and the Federal Energy Regulatory Commission ("FERC") and are accounted for pursuant to GAAP, including the authoritative guidance for regulated operations. The rate-setting and cost recovery provisions establish retail rates on a cost-of-service basis designed to allow the Nevada Utilities an opportunity to recover their costs of providing service and a return on their investments in rate base. Except for regulatory assets not earning a return and certain assets not currently in rates, the fair value of the Nevada Utilities' assets acquired and liabilities assumed subject to these rate-setting provisions are assumed to approximate their carrying values and, therefore, no fair value adjustments have been reflected related to these amounts.

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

NV Energy's non-regulated assets acquired and liabilities assumed consist principally of NV Energy's long-term debt, which fair value was determined based on quoted market prices.

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

During the six-month period ended June 30, 2014, the Company made revisions to certain assets not currently in rates and certain environmental and other contingencies based upon the receipt of additional information about the facts and circumstances that existed as of the acquisition date. Provisional amounts are subject to further revision for up to 12 months following the acquisition date until the related valuations are completed.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE assuming the acquisition had taken place on January 1, 2012 (in millions):

Six-Month Period
Ended June 30, 2013

Operating revenue	$7,333

Net income attributable to BHE shareholders	$807

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of BHE. The information is provisional in nature and subject to change based on final purchase accounting adjustments.

AltaLink, L.P.

On May 1, 2014, BHE entered into a Share Purchase Agreement whereby BHE, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$3.0 billion as of June 30, 2014). The purchase price is subject to adjustments based on certain capital contributions made into AltaLink and an interest component that will change based on the timing of closing. BHE's shareholders have committed to provide the capital to fund the entire purchase price of AltaLink; however, BHE expects to fund the purchase price with capital from Berkshire Hathaway and by issuing senior unsecured debt at BHE. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction has been approved by both the SNC-Lavalin and BHE boards of directors. In June 2014, an Advance Ruling Certificate was received from the Commissioner of Competition, providing clearance for the AltaLink acquisition. On July 25, 2014, the Canadian Minister of Industry approved the transaction under the Investment Canada Act, determining that the AltaLink transaction constitutes a net benefit to Canada. The Share Purchase Agreement contains customary representations, warranties and covenants of both SNC-Lavalin and BHE, and is subject to customary closing conditions, including one remaining governmental approval by the Alberta Utilities Commission. The transaction is expected to be completed by the end of 2014.

Other

The Company completed various acquisitions totaling $246 million for the six-month period ended June 30, 2014. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which related primarily to property, plant and equipment of $641 million, goodwill of $96 million, long-term debt of $231 million and noncurrent deferred income tax liabilities of $183 million for the remaining 50% interest in CE Generation, LLC ("CE Generation"), development and construction costs for the 300-megawatt ("MW") TX Jumbo Road Wind, LLC wind-powered generation project ("Jumbo Road Project") and a residential real estate brokerage business. There were no other material assets acquired or liabilities assumed.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2014	2013
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$59,341	$57,490
Interstate pipeline assets	3-80 years	6,470	6,448
		65,811	63,938
Accumulated depreciation and amortization		(20,602)	(19,874)
Regulated assets, net		45,209	44,064

Nonregulated assets:
Independent power plants	5-30 years	3,394	1,994
Other assets	3-30 years	699	522
		4,093	2,516
Accumulated depreciation and amortization		(749)	(678)
Nonregulated assets, net		3,344	1,838

Net operating assets		48,553	45,902
Construction work-in-progress		3,490	4,217
Property, plant and equipment, net		$52,043	$50,119

Construction work-in-progress includes $2.4 billion and $2.8 billion as of June 30, 2014 and December 31, 2013, respectively, related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2014	2013
Investments:
BYD Company Limited common stock	$1,293	$1,103
Rabbi trusts	381	373
Other	152	126
Total investments	1,826	1,602

Equity method investments:
ETT	483	454
Bridger Coal Company	185	178
Agua Caliente Solar, LLC	54	41
CE Generation(1)	—	185
Other	90	85
Total equity method investments	812	943

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	410	394
Solar Star and Topaz Projects	5	236
Other	150	126
Total restricted cash and investments	565	756

Total investments and restricted cash and investments	$3,203	$3,301

Reflected as:
Current assets	$109	$65
Noncurrent assets	3,094	3,236
Total investments and restricted cash and investments	$3,203	$3,301

(1)	In June 2014, the Company acquired the remaining 50% interest in CE Generation. Refer to Note 3 for additional information.
Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). As of June 30, 2014 and December 31, 2013, the fair value of BHE's investment in BYD Company Limited common stock was $1.3 billion and $1.1 billion, respectively, which resulted in a pre-tax unrealized gain of $1.1 billion and $871 million as of June 30, 2014 and December 31, 2013, respectively.

(6)	Recent Financing Transactions

Long-Term Debt

In July 2014, NV Energy redeemed its $195 million variable-rate term loan due October 2014.

In June 2014, BHE repaid at par value $300 million, plus accrued interest, of its junior subordinated debentures due December 2043.

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes.

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds were used to fund capital expenditures and for general corporate purposes.

Credit Facilities

In June 2014, BHE entered into a $1.4 billion senior unsecured credit facility expiring in June 2017. This credit facility has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at BHE's option, plus a spread that varies based on BHE's senior unsecured long-term debt credit ratings. This credit facility is for general corporate purposes and also supports BHE's commercial paper program and provides for the issuance of letters of credit. The credit facility requires that BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

In June 2014, Nevada Power amended its $500 million secured credit facility expiring in March 2017, reducing the amount available to $400 million and extending the maturity date to March 2018. The amended facility has a variable interest rate based on LIBOR or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's secured debt credit rating. The amended facility requires that Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.68 to 1.0 as of the last day of each quarter.

In June 2014, Sierra Pacific amended its $250 million secured credit facility expiring in March 2017, extending the maturity date to March 2018. The amended facility has a variable interest rate based on LIBOR or a base rate, at Sierra Pacific's option, plus a spread that varies based on Sierra Pacific's secured debt credit rating. The amended facility requires that Sierra Pacific's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.68 to 1.0 as of the last day of each quarter.

In March 2014, PacifiCorp arranged for the cancellation of $97 million of letters of credit previously issued to support variable-rate tax-exempt bond obligations. As of June 30, 2014, PacifiCorp had $451 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $270 million were issued under revolving credit facilities. As of June 30, 2014, PacifiCorp had $142 million of variable-rate tax-exempt bond obligations outstanding supported by its revolving credit facilities.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(6)	(6)	(11)	(10)
State income tax, net of federal income tax benefit	2	2	2	2
Income tax effect of foreign income	(3)	(3)	(3)	(3)
Equity income	2	2	1	2
Other, net	(2)	(2)	(1)	(2)
Effective income tax rate	28%	28%	23%	24%

Income tax credits relate primarily to production tax credits earned by wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and Bishop Hill Energy II LLC. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Berkshire Hathaway includes the Company in its United States federal income tax return. For the six-month periods ended June 30, 2014 and 2013, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $187 million and $737 million, respectively.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Pension:
Service cost	$9	$6	$17	$12
Interest cost	33	21	66	43
Expected return on plan assets	(41)	(29)	(82)	(59)
Net amortization	9	14	20	29
Net periodic benefit cost	$10	$12	$21	$25

Other postretirement:
Service cost	$4	$3	$7	$6
Interest cost	12	9	23	17
Expected return on plan assets	(12)	(12)	(25)	(22)
Net amortization	(1)	2	(2)	3
Net periodic benefit cost	$3	$2	$3	$4

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $48 million and $2 million, respectively, during 2014. As of June 30, 2014, $12 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Service cost	$6	$6	$12	$11
Interest cost	24	21	48	42
Expected return on plan assets	(32)	(25)	(63)	(50)
Net amortization	14	13	27	27
Net periodic benefit cost	$12	$15	$24	$30

Employer contributions to the United Kingdom pension plan are expected to be £56 million during 2014. As of June 30, 2014, £28 million, or $47 million, of contributions had been made to the United Kingdom pension plan.

(9)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific (the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain. The Company does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2014
Not designated as hedging contracts:
Commodity assets(1)	$18	$48	$39	$2	$107
Commodity liabilities(1)	(6)	(2)	(106)	(90)	(204)
Interest rate assets	5	—	—	—	5
Interest rate liabilities	—	—	(3)	—	(3)
Total	17	46	(70)	(88)	(95)

Designated as hedging contracts:
Commodity assets	21	9	2	1	33
Commodity liabilities	(1)	(3)	(4)	(1)	(9)
Interest rate assets	—	2	—	—	2
Interest rate liabilities	—	—	(5)	—	(5)
Total	20	8	(7)	—	21

Total derivatives	37	54	(77)	(88)	(74)
Cash collateral receivable	(1)	—	36	3	38
Total derivatives - net basis	$36	$54	$(41)	$(85)	$(36)

As of December 31, 2013
Not designated as hedging contracts:
Commodity assets(1)	$16	$62	$18	$2	$98
Commodity liabilities(1)	(2)	(1)	(78)	(145)	(226)
Interest rate assets	3	5	—	—	8
Interest rate liabilities	—	—	(1)	—	(1)
Total	17	66	(61)	(143)	(121)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(8)	(14)
Interest rate assets	—	6	—	—	6
Interest rate liabilities	—	—	(6)	—	(6)
Total	—	6	(10)	(8)	(12)

Total derivatives	17	72	(71)	(151)	(133)
Cash collateral receivable	(2)	—	1	13	12
Total derivatives - net basis	$15	$72	$(70)	$(138)	$(121)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2014 and December 31, 2013, a net regulatory asset of $142 million and $182 million, respectively, was recorded related to the net derivative liability of $97 million and $128 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Beginning balance	$159	$174	$182	$235
Changes in fair value recognized in net regulatory assets	(11)	13	(7)	(6)
Net (losses) gains reclassified to operating revenue	(5)	(2)	(35)	2
Net (losses) gains reclassified to cost of sales	(1)	(13)	2	(59)
Ending balance	$142	$172	$142	$172

Designated as Hedging Contracts

The Company uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive (income) loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income (loss) ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Beginning balance	$(12)	$2	$12	$32
Changes in fair value recognized in OCI	(18)	25	(77)	—
Net gains (losses) reclassified to cost of sales	5	(1)	40	(6)
Ending balance	$(25)	$26	$(25)	$26

Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2014 and 2013, hedge ineffectiveness was insignificant. As of June 30, 2014, the Company had cash flow hedges with expiration dates extending through December 2019 and $19 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	(5)	(5)
Natural gas purchases	Decatherms	312	322
Fuel purchases	Gallons	3	9
Interest rate swaps	US$	641	650
Mortgage sale commitments, net	US$	(122)	(121)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $115 million and $176 million as of June 30, 2014 and December 31, 2013, respectively, for which the Company had posted collateral of $- million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2014 and December 31, 2013, the Company would have been required to post $86 million and $147 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2014
Assets:
Commodity derivatives	$3	$77	$60	$(57)	$83
Interest rate derivatives	—	7	—	—	7
Mortgage loans held for sale	—	150	—	—	150
Money market mutual funds(2)	554	—	—	—	554
Debt securities:
United States government obligations	135	—	—	—	135
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	46	—	46
Equity securities:
United States companies	226	—	—	—	226
International companies	1,298	—	—	—	1,298
Investment funds	142	—	—	—	142
	$2,358	$278	$106	$(57)	$2,685
Liabilities:
Commodity derivatives	$(1)	$(161)	$(51)	$95	$(118)
Interest rate derivatives	—	(8)	—	—	(8)
	$(1)	$(169)	$(51)	$95	$(126)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2013
Assets:
Commodity derivatives	$3	$28	$69	$(27)	$73
Interest rate derivatives	—	14	—	—	14
Mortgage loans held for sale	—	130	—	—	130
Money market mutual funds(2)	809	—	—	—	809
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	38	—	—	38
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	214	—	—	—	214
International companies	1,107	—	—	—	1,107
Investment funds	114	—	—	—	114
	$2,381	$215	$113	$(27)	$2,682
Liabilities:
Commodity derivatives	$(1)	$(230)	$(9)	$39	$(201)
Interest rate derivatives	—	(7)	—	—	(7)
	$(1)	$(237)	$(9)	$39	$(208)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $38 million and $12 million as of June 30, 2014 and December 31, 2013, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Auction		Auction
	Commodity	Rate	Commodity	Rate
	Derivatives	Securities	Derivatives	Securities
2014:
Beginning balance	$13	$45	$60	$44
Changes included in earnings	(4)	—	(21)	—
Changes in fair value recognized in OCI	1	1	4	2
Changes in fair value recognized in net regulatory assets	(2)	—	—	—
Settlements	1	—	1	—
Transfers from level 2	—	—	(35)	—
Ending balance	$9	$46	$9	$46

2013:
Beginning balance	$36	$42	$32	$41
Changes included in earnings	(5)	—	4	—
Changes in fair value recognized in OCI	(2)	—	(5)	1
Changes in fair value recognized in net regulatory assets	1	—	2	—
Purchases	—	—	2	—
Settlements	(3)	—	(8)	—
Ending balance	$27	$42	$27	$42

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

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$32,627	$36,842	$32,012	$34,881

(11)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The parties are briefing their positions before the Utah Supreme Court with briefing expected to be completed and oral arguments held by late 2014 or early 2015. As of June 30, 2014, PacifiCorp had accrued $118 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Commitments

The Topaz Project, which is a 550-megawatt solar project in California, and the Solar Star Projects, which are a combined 579-megawatt solar project in California, are in construction and are being placed in-service in phases in 2014 and 2015. BHE has committed to separately provide Topaz Solar Farms LLC and Solar Star Funding, LLC and its subsidiaries with equity to fund the costs of the projects in an amount up to $2.44 billion for the Topaz Project and $2.75 billion for the Solar Star Projects, less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by BHE or its subsidiaries. As of June 30, 2014, the remaining equity commitment for the Topaz Project is $702 million and for the Solar Star Projects is $1.46 billion. If BHE does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, BHE's obligations under the equity commitment agreements would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the respective financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, respectively, BHE will have no further obligation to make any equity contributions and any unused equity contribution obligations will be canceled under each project's respective equity commitment agreement.

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

(12)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains on	Attributable
	Retirement	Translation	For-Sale	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2012	$(575)	$(172)	$261	$23	$(463)
Other comprehensive income (loss)	57	(213)	44	7	(105)
Balance, June 30, 2013	$(518)	$(385)	$305	$30	$(568)

Balance, December 31, 2013	$(559)	$(98)	$524	$36	$(97)
Other comprehensive income	4	131	117	19	271
Balance, June 30, 2014	$(555)	$33	$641	$55	$174

Reclassifications from AOCI to net income for the periods ended June 30, 2014 and 2013 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Operating revenue:
PacifiCorp	$1,243	$1,215	$2,531	$2,447
MidAmerican Funding	775	759	2,005	1,680
NV Energy	795	—	1,433	—
Pipelines	226	191	612	491
Northern Powergrid Holdings	324	253	641	553
MidAmerican Renewables	145	73	214	130
HomeServices	617	504	975	785
BHE and Other(1)	(22)	(7)	(59)	(31)
Total operating revenue	$4,103	$2,988	$8,352	$6,055

Depreciation and amortization:
PacifiCorp	$183	$173	$366	$345
MidAmerican Funding	86	104	170	211
NV Energy	95	—	187	—
Pipelines	50	47	98	97
Northern Powergrid Holdings	50	42	98	85
MidAmerican Renewables	32	18	53	33
HomeServices	8	6	15	11
BHE and Other(1)	(2)	(3)	(3)	(6)
Total depreciation and amortization	$502	$387	$984	$776

Operating income:
PacifiCorp	$343	$313	$635	$613
MidAmerican Funding	51	43	204	149
NV Energy	179	—	286	—
Pipelines	29	58	259	238
Northern Powergrid Holdings	178	132	359	312
MidAmerican Renewables	80	40	109	70
HomeServices	51	61	39	64
BHE and Other(1)	(11)	(6)	(41)	(32)
Total operating income	900	641	1,850	1,414
Interest expense	(425)	(294)	(843)	(584)
Capitalized interest	22	19	51	40
Allowance for equity funds	25	19	52	38
Other, net	25	24	41	40
Total income before income tax expense and equity income	$547	$409	$1,151	$948

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest expense:
PacifiCorp	$99	$98	$195	$195
MidAmerican Funding	51	41	97	82
NV Energy	71	—	141	—
Pipelines	19	21	38	41
Northern Powergrid Holdings	38	35	76	70
MidAmerican Renewables	41	31	82	56
HomeServices	1	1	2	1
BHE and Other(1)	105	67	212	139
Total interest expense	$425	$294	$843	$584

	As of
	June 30,	December 31,
	2014	2013
Total assets:
PacifiCorp	$23,028	$22,885
MidAmerican Funding	14,806	13,992
NV Energy	14,469	14,233
Pipelines	4,856	4,908
Northern Powergrid Holdings	7,364	6,874
MidAmerican Renewables	5,028	3,875
HomeServices	1,577	1,381
BHE and Other(1)	1,976	1,852
Total assets	$73,104	$70,000

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to corporate functions, MidAmerican Transmission, LLC, other corporate entities and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2014 (in millions):

					Northern
		MidAmerican	NV		Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Energy	Pipelines	Holdings	Renewables	Services	Other	Total

Balance, December 31, 2013	$1,129	$2,102	$2,280	$153	$1,149	$15	$695	$4	$7,527
Acquisitions	—	—	82	—	—	96	37	—	215
Foreign currency translation	—	—	—	—	30	—	—	—	30
Other	—	—	—	(13)	—	—	—	—	(13)
Balance, June 30, 2014	$1,129	$2,102	$2,362	$140	$1,179	$111	$732	$4	$7,759

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as ten distinct platforms: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Natural Gas, Kern River, Northern Powergrid Holdings (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), MidAmerican Transmission, LLC (which owns a 50% interest in ETT and Electric Transmission America, LLC), MidAmerican Renewables, LLC (which owns interests in independent power projects in the United States), CalEnergy Philippines (which owns a majority interest in the Casecnan project in the Philippines), and HomeServices. Through these platforms, the Company owns four utility companies in the United States serving customers in 11 states, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in Great Britain, a 50% interest in electric transmission businesses, a diversified portfolio of independent power projects, the second largest residential real estate brokerage firm in the United States and the second largest residential real estate brokerage franchise network in the United States. Northern Natural Gas and Kern River have been aggregated in the reportable segment called Pipelines, MidAmerican Renewables, LLC and CalEnergy Philippines have been aggregated in the reportable segment called MidAmerican Renewables and MidAmerican Transmission, LLC has been included in "BHE and Other". The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to corporate functions, MidAmerican Transmission, LLC, other corporate entities and intersegment eliminations.

Results of Operations for the Second Quarter and First Six Months of 2014 and 2013

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Net income attributable to BHE shareholders:
PacifiCorp	$184	$165	$19	12%	$340	$325	$15	5%
MidAmerican Funding	30	21	9	43	185	121	64	53
NV Energy	78	—	78	*	105	—	105	*
Pipelines	9	31	(22)	(71)	139	128	11	9
Northern Powergrid Holdings	109	75	34	45	221	186	35	19
MidAmerican Renewables	30	13	17	*	31	29	2	7
HomeServices	29	36	(7)	(19)	21	39	(18)	(46)
BHE and Other	(52)	(30)	(22)	(73)	(122)	(79)	(43)	(54)
Total net income attributable to BHE shareholders	$417	$311	$106	34	$920	$749	$171	23

*    Not meaningful

Net income attributable to BHE shareholders increased $106 million for the second quarter of 2014 compared to 2013 due to the following:

•
PacifiCorp's net income increased due to the recognition of insurance recoveries for fire claims and an increase in retail prices, partially offset by higher energy costs, higher operating expense and higher depreciation and amortization due primarily to the impacts of the depreciation rate study effective in 2014 and higher plant in-service.

•
MidAmerican Funding's net income increased due to higher regulated electric margins from higher electric base rates in Iowa, lower depreciation and amortization from the impact of depreciation rate changes and higher AFUDC, partially offset by higher operating expense, interest expense and energy costs.

•
NV Energy was acquired December 19, 2013, and its results are included in the consolidated results beginning as of that date. Net income for the second quarter of 2014 totaled $78 million. For comparative purposes, NV Energy's reported net income for the second quarter of 2013 totaled $63 million.

•
Pipelines' net income decreased due to higher losses on natural gas sales related to system rebalancing activities in 2014 at Northern Natural Gas, benefits from a contract restructuring in 2013 at Northern Natural Gas of $8 million and higher operating expenses.

•	Northern Powergrid's net income increased due to higher distribution revenue and the weaker United States dollar of $10 million.

•
MidAmerican Renewables' net income increased due to higher operating revenue from the Topaz and Solar Star Projects from additional capacity placed in-service, partially offset by higher operating expense, depreciation and amortization and interest expense, and favorable earnings from the acquisition of the remaining 50% interest in CE Generation in June 2014.

•
HomeServices' net income decreased as higher earnings at acquired businesses were more than offset by lower earnings at existing brokerage, franchise and mortgage businesses due to lower units, higher operating expense and lower refinancing activity.

•
BHE and Other net loss increased due to higher interest expense from the issuance of $2.0 billion of BHE senior debt and $2.6 billion of BHE junior subordinated debentures to certain Berkshire Hathaway subsidiaries in the fourth quarter of 2013, partially offset by higher equity earnings at ETT from continued investment and additional plant placed in-service.

Net income attributable to BHE shareholders increased $171 million for the first six months of 2014 compared to 2013 due to the following:

•
PacifiCorp's net income increased due to an increase in retail prices, the recognition of insurance recoveries for fire claims and higher average wholesale prices, partially offset by higher energy costs, higher depreciation and amortization due primarily to the impacts of the depreciation rate study effective in 2014 and higher plant in-service, lower retail customer load and higher operating expense.

•
MidAmerican Funding's net income increased due to higher regulated electric margins from higher electric base rates in Iowa and higher natural gas margins from colder winter temperatures in 2014, lower depreciation and amortization from the impact of depreciation rate changes and higher AFUDC, partially offset by higher energy costs, operating expense and interest expense.

•
NV Energy was acquired December 19, 2013, and its results are included in the consolidated results beginning as of that date. Net income for the first six months of 2014 totaled $105 million. For comparative purposes, NV Energy's reported net income for the first six months of 2013 totaled $85 million.

•
Pipelines' net income increased due to higher transportation and storage revenue at Northern Natural Gas, partially offset by higher operating expense primarily at Northern Natural Gas, benefits from a contract restructuring in 2013 at Northern Natural Gas of $8 million and lower operating revenue at Kern River.

•
Northern Powergrid's net income increased due to higher distribution revenue and the weaker United States dollar of $17 million, partially offset by higher depreciation and amortization due to higher distribution assets placed in-service.

•
MidAmerican Renewables' net income increased due to higher operating revenue from the Topaz and Solar Star Projects from additional capacity placed in-service, partially offset by higher net interest expense, higher operating expense, higher depreciation and amortization and an unfavorable change in the valuation of the power purchase agreement derivative at Bishop Hill, and favorable earnings from the acquisition of the remaining 50% interest in CE Generation in June 2014.

•
HomeServices' net income decreased as higher earnings at acquired businesses were more than offset by lower earnings at existing brokerage, franchise and mortgage businesses due to lower units, higher operating expense and lower refinancing activity.

•
BHE and Other net loss increased due to higher interest expense from the issuance of $2.0 billion of BHE senior debt and $2.6 billion of BHE junior subordinated debentures to certain Berkshire Hathaway subsidiaries in the fourth quarter of 2013, partially offset by higher equity earnings at ETT from continued investment and additional plant placed in-service.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Operating revenue:
PacifiCorp	$1,243	$1,215	$28	2%	$2,531	$2,447	$84	3%
MidAmerican Funding	775	759	16	2	2,005	1,680	325	19
NV Energy	795	—	795	*	1,433	—	1,433	*
Pipelines	226	191	35	18	612	491	121	25
Northern Powergrid Holdings	324	253	71	28	641	553	88	16
MidAmerican Renewables	145	73	72	99	214	130	84	65
HomeServices	617	504	113	22	975	785	190	24
BHE and Other	(22)	(7)	(15)	*	(59)	(31)	(28)	(90)
Total operating revenue	$4,103	$2,988	$1,115	37	$8,352	$6,055	$2,297	38

Operating income:
PacifiCorp	$343	$313	$30	10%	$635	$613	$22	4%
MidAmerican Funding	51	43	8	19	204	149	55	37
NV Energy	179	—	179	*	286	—	286	*
Pipelines	29	58	(29)	(50)	259	238	21	9
Northern Powergrid Holdings	178	132	46	35	359	312	47	15
MidAmerican Renewables	80	40	40	100	109	70	39	56
HomeServices	51	61	(10)	(16)	39	64	(25)	(39)
BHE and Other	(11)	(6)	(5)	(83)	(41)	(32)	(9)	(28)
Total operating income	$900	$641	$259	40	$1,850	$1,414	$436	31

*    Not meaningful

PacifiCorp

Operating revenue increased $28 million for the second quarter of 2014 compared to 2013 due to higher retail revenue of $14 million and higher wholesale and other revenue of $14 million. The increase in retail revenue was due to higher prices of $16 million, partially offset by lower retail customer loads of $2 million. Customer load decreased 0.5% due to the impacts of mild weather on residential, commercial and irrigation customer load and lower industrial and commercial customer usage, partially offset by higher irrigation and residential customer usage. Wholesale and other revenue increased due to higher renewable energy credit revenue of $13 million and higher average wholesale prices of $4 million, partially offset by lower wholesale volumes of $8 million.

Operating income increased $30 million for the second quarter of 2014 compared to 2013 due to the recognition of insurance recoveries for fire claims and the higher operating revenue, partially offset by higher energy costs of $16 million, higher operating expense of $11 million and higher depreciation and amortization of $10 million due primarily to the impacts of the depreciation rate study effective in 2014 and higher plant in-service. Energy costs increased due to higher natural gas volumes, higher average cost of coal and higher average cost of purchased electricity, partially offset by lower average cost of natural gas, lower coal volumes, lower purchased electricity volumes and higher hydroelectric and wind-powered generation. Operating expense increased primarily due to higher maintenance expense associated with generation overhauls, partially offset by charges for fire claims in 2013.

Operating revenue increased $84 million for the first six months of 2014 compared to 2013 due to higher retail revenue of $51 million and higher wholesale and other revenue of $33 million. The increase in retail revenue was due to higher prices of $69 million, partially offset by lower retail customer load of $18 million. Customer load decreased 0.6% due to the impacts of warmer weather in the first quarter on residential and commercial customer load and mild weather in the second quarter on residential, commercial and irrigation customer load, partially offset by higher irrigation, residential and commercial customer usage. Wholesale and other revenue increased primarily due to higher average wholesale prices of $18 million, higher wholesale volumes of $3 million and higher renewable energy credit revenue of $3 million.

Operating income increased $22 million for the first six months of 2014 compared to 2013 due to the higher operating revenue and the recognition of insurance recoveries for fire claims, partially offset by higher energy costs of $67 million, higher depreciation and amortization of $21 million, due primarily to the impacts of the depreciation rate study effective in 2014 and higher plant in-service, and higher operating expense of $12 million. Energy costs increased due to higher natural gas volumes, higher average cost of purchased electricity and higher average cost of coal, partially offset by lower purchased electricity volumes, lower coal volumes, lower average cost of natural gas, higher net deferrals of incurred net power costs and higher hydroelectric and wind-powered generation.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Operating revenue:
Regulated electric	$426	$411	$15	4%	$876	$826	$50	6%
Regulated natural gas	136	142	(6)	(4)	647	457	190	42
Nonregulated and other	213	206	7	3	482	397	85	21
Total operating revenue	$775	$759	$16	2	$2,005	$1,680	$325	19

Operating income:
Regulated electric	$48	$31	$17	55%	$131	$81	$50	62%
Regulated natural gas	(3)	4	(7)	*	55	49	6	12
Nonregulated and other	6	8	(2)	(25)	18	19	(1)	(5)
Total operating income	$51	$43	$8	19	$204	$149	$55	37

*    Not meaningful

Regulated electric operating revenue increased $15 million for the second quarter of 2014 compared to 2013 due to higher retail revenue of $25 million, partially offset by lower wholesale and other revenue of $10 million. Retail revenue was higher due to $17 million from higher electric base rates in Iowa and $8 million from a 5.1% increase in retail customer load, reflecting strong industrial growth in 2014. Wholesale revenue decreased due to lower volumes of $18 million, as a result of the higher retail energy requirements and lower generation due to planned outages, partially offset by higher average prices of $6 million.

Regulated electric operating income increased $17 million for the second quarter of 2014 compared to 2013 due to the higher regulated electric operating revenue and lower depreciation of $19 million due to the impacts of depreciation rate changes, partially offset by higher energy costs of $6 million, primarily due to higher purchased power costs, and higher operating expense of $11 million primarily due to planned outages at Walter Scott, Jr. Energy Center Unit 4 and George Neal Energy Center Unit 3.

Regulated natural gas operating revenue decreased $6 million for the second quarter of 2014 compared to 2013 due to lower volumes in 2014, partially offset by an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $8 million. Regulated natural gas operating income decreased $7 million for the second quarter of 2014 compared to 2013 due to higher operating expense resulting from a one-time refund to natural gas customers of insurance recoveries related to environmental matters.

Nonregulated and other operating revenue increased $7 million for the second quarter of 2014 compared to 2013 due to higher construction services and higher electricity and natural gas prices, partially offset by lower natural gas volumes. Nonregulated and other operating income decreased $2 million for the second quarter of 2014 compared to 2013 due to lower electric margins.

Regulated electric operating revenue increased $50 million for the first six months of 2014 compared to 2013 due to higher retail revenue of $52 million, partially offset by lower wholesale and other revenue of $2 million. Retail revenue was higher due to $30 million from higher electric base rates in Iowa and $20 million from a 5.4% increase in retail customer load as a result of strong industrial growth and colder winter temperatures in 2014. Wholesale revenue decreased due to lower volumes of $24 million, primarily from the higher retail energy requirements and lower generation due to planned outages, partially offset by higher average prices of $17 million.

Regulated electric operating income increased $50 million for the first six months of 2014 compared to 2013 due to the higher regulated electric operating revenue and lower depreciation of $42 million due to the impact of depreciation rate changes, partially offset by higher energy costs of $29 million, primarily due to higher power purchased costs and higher coal-fueled generation costs per unit, and higher operating expense of $13 million primarily due to planned outages at Walter Scott, Jr. Energy Center Unit 4 and George Neal Energy Center Unit 3.

Regulated natural gas operating revenue increased $190 million for the first six months of 2014 compared to 2013 due to an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $157 million and higher volumes from the colder winter temperatures in 2014. Regulated natural gas operating income increased $6 million for the first six months of 2014 compared to 2013 due to the higher sales volumes, partially offset by higher operating expense resulting from a one-time refund to natural gas customers of insurance recoveries related to environmental matters.

Nonregulated and other operating revenue increased $85 million for the first six months of 2014 compared to 2013 due to higher natural gas and electricity prices and higher construction services, partially offset by lower natural gas volumes. Nonregulated and other operating income decreased $1 million for the first six months of 2014 compared to 2013.

NV Energy

NV Energy was acquired December 19, 2013, and its results are included in the consolidated results beginning as of that date. Operating revenue for the second quarter of 2014 consisted of $773 million of electric revenue and $22 million of natural gas revenue. Operating income totaled $179 million for the second quarter of 2014. For comparative purposes, NV Energy's reported operating revenue for the second quarter of 2013 consisted of $712 million of electric revenue and $20 million of natural gas revenue. NV Energy's reported operating income for the second quarter of 2013 totaled $169 million.

Operating revenue for the first six months of 2014 consisted of $1.4 billion of electric revenue and $65 million of natural gas revenue. Operating income totaled $286 million for the first six months of 2014. For comparative purposes, NV Energy's reported operating revenue for the first six months of 2013 consisted of $1.3 billion of electric revenue and $60 million of natural gas revenue. NV Energy's reported operating income for the first six months of 2013 totaled $275 million.

Pipelines

Operating revenue increased $35 million for the second quarter of 2014 compared to 2013 due to higher natural gas sales related to system balancing activities of $33 million at Northern Natural Gas. Operating income decreased $29 million for the second quarter of 2014 compared to 2013 due to higher losses on natural gas sales of $16 million at Northern Natural Gas related to system balancing activities, higher operating expense of $11 million due to higher maintenance costs and higher depreciation and amortization of $3 million.

Operating revenue increased $121 million for the first six months of 2014 compared to 2013 due to higher operating revenue at Northern Natural Gas due to higher natural gas sales related to system balancing activities of $80 million and higher transportation revenue of $44 million on higher rates and volumes due to colder than normal temperatures and volatile natural gas prices during the first quarter of 2014, partially offset by lower operating revenue at Kern River of $8 million primarily due to contract expirations with capacity being sold at lower rates. Operating income increased $21 million for the first six months of 2014 compared to 2013 due to the higher transportation and storage revenue at Northern Natural Gas, partially offset by the lower operating revenue at Kern River and higher operating expense of $17 million primarily at Northern Natural Gas due to higher maintenance costs.

Northern Powergrid Holdings

Operating revenue increased $71 million for the second quarter of 2014 compared to 2013 due to higher distribution revenue of $36 million, the weaker United States dollar of $28 million and higher contracting revenue of $7 million. Distribution revenue increased due to higher tariff rates of $29 million and net favorable movements in regulatory provisions of $8 million, partially offset by a decrease in distributed units of $3 million. Operating income increased $46 million for the second quarter of 2014 compared to 2013 due to the higher distribution revenue and the weaker United States dollar of $16 million, partially offset by higher depreciation of $4 million due to higher distribution assets placed in-service.

Operating revenue increased $88 million for the first six months of 2014 compared to 2013 due to the weaker United States dollar of $49 million, higher distribution revenue of $27 million and higher contracting revenue of $12 million. Distribution revenue increased due to higher tariff rates of $53 million, partially offset by net unfavorable movements in regulatory provisions in 2014 of $9 million and a decrease in distributed units of $15 million. Operating income increased $47 million for the first six months of 2014 compared to 2013 due to the higher distribution revenue and the weaker United States dollar of $27 million, partially offset by higher depreciation of $5 million due to higher distribution assets placed in-service.

MidAmerican Renewables

Operating revenue increased $72 million for the second quarter of 2014 compared to 2013 due to an increase from the Topaz and Solar Star Projects of $45 million as additional solar capacity was placed in-service and an increase of $26 million due to the acquisition of the remaining 50% interest in CE Generation in June 2014. Operating income increased $40 million for the second quarter of 2014 compared to 2013 due to the higher operating revenue, partially offset by higher operating expense of $16 million and higher depreciation of $14 million primarily from the CE Generation acquisition and additional plant placed in-service at the Topaz and Solar Star Projects.

Operating revenue increased $84 million for the first six months of 2014 compared to 2013 due to an increase from the Topaz and Solar Star Projects of $70 million as additional solar capacity was placed in-service and an increase of $26 million due to the CE Generation acquisition, partially offset by a higher loss from the change in the valuation of the power purchase agreement derivative at Bishop Hill of $15 million. Operating income increased $39 million for the first six months of 2014 compared to 2013 due to the higher operating revenue, partially offset by higher operating expense of $23 million and higher depreciation of $20 million primarily from the CE Generation acquisition and additional plant placed in-service at the Topaz and Solar Star Projects.

HomeServices

Operating revenue increased $113 million for the second quarter of 2014 compared to 2013 due to an 11.4% increase in closed brokerage units and a 10.0% increase in average home sales prices. An increase from acquired businesses totaling $144 million was partially offset by a decrease from existing businesses totaling $31 million. The decrease in existing businesses reflects an 8.4% decrease in closed brokerage units, partially offset by a 3.1% increase in average home sale prices. Operating income decreased $10 million for the second quarter of 2014 compared to 2013 as the higher earnings at acquired businesses of $7 million were more than offset by lower earnings at existing businesses of $17 million primarily due to lower brokerage units and higher operating expense related to Berkshire Hathaway HomeServices rebranding activities at the franchise businesses.

Operating revenue increased $190 million for the first six months of 2014 compared to 2013 due to a 12.8% increase in closed brokerage units and a 10.3% increase in average home sale prices. An increase from acquired business totaling $226 million was partially offset by a decrease in existing businesses totaling $36 million. The decrease in existing businesses reflects an 8.4% decrease in closed brokerage units, partially offset by a 5.4% increase in average home sale prices. Operating income decreased $25 million for the first six months of 2014 compared to 2013 as the higher earnings at acquired businesses of $2 million were more than offset by lower earnings at existing businesses of $27 million primarily due to lower brokerage units and higher operating expense related to Berkshire Hathaway HomeServices rebranding activities at the franchise businesses.

BHE and Other

Operating revenue decreased $15 million for the second quarter of 2014 compared to 2013 and $28 million for the first six months of 2014 compared to 2013 due to higher intersegment eliminations. Operating loss increased $5 million for the second quarter of 2014 compared to 2013 and $9 million for the first six months of 2014 compared to 2013 due to higher operating expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change

Subsidiary debt	$319	$224	$95	42%	$629	$439	$190	43%
BHE senior debt and other	86	70	16	23	175	145	30	21
BHE junior subordinated debentures	20	—	20	*	39	—	39	*
Total interest expense	$425	$294	$131	45	$843	$584	$259	44

*    Not meaningful

Interest expense on subsidiary debt increased $95 million for the second quarter of 2014 compared to 2013 and $190 million for the first six months of 2014 compared to 2013 due to $71 million and $141 million, respectively, from the acquisition of NV Energy on December 19, 2013. Additionally, debt issuances at MidAmerican Funding ($950 million in September 2013 and $850 million in April 2014) and MidAmerican Renewables ($1.0 billion in June 2013) increased interest expense, partially offset by scheduled maturities and principal payments.

Interest expense on BHE senior debt and junior subordinated debentures increased $36 million for the second quarter of 2014 compared to 2013 and $69 million for the first six months of 2014 compared to 2013 due to the issuance of $2.0 billion of BHE senior debt in November 2013 and $2.6 billion of BHE junior subordinated debentures to certain Berkshire Hathaway subsidiaries in December 2013.

Capitalized Interest

Capitalized interest increased $3 million for the second quarter of 2014 compared to 2013 and $11 million for the first six months of 2014 compared to 2013 due to higher construction work-in-progress balances related to the Solar Star Projects and additional wind-powered generation at MidAmerican Energy, partially offset by lower construction work-in-progress balances related to the Topaz Project.

Allowance for Equity Funds

Allowance for equity funds increased $6 million for the second quarter of 2014 compared to 2013 and $14 million for the first six months of 2014 compared to 2013 primarily due to higher equity AFUDC at MidAmerican Energy resulting from higher construction work-in-progress balances.

Other, net

Other, net increased $1 million for both the second quarter and the first six months of 2014 compared to 2013 primarily due to the acquisition of NV Energy on December 19, 2013, partially offset by benefits from a contract restructuring at Northern Natural Gas in 2013 of $12 million and unfavorable movement on the Pinyon Pines interest rate swaps.

Income Tax Expense

Income tax expense increased $39 million for the second quarter of 2014 compared to 2013 and the effective tax rates were 28% for both 2014 and 2013. The effective tax rate was flat as higher production tax credits of $9 million were offset by higher earnings on higher taxed entities.

Income tax expense increased $42 million for the first six months of 2014 compared to 2013 and the effective tax rates were 23% for 2014 and 24% for 2013. The effective tax rate was relatively flat as higher production tax credits of $25 million were substantially offset by higher earnings on higher taxed entities.

Equity Income

Equity income is summarized as follows (in millions):

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change

ETT	$21	$12	$9	75%	$37	$24	$13	54%
Agua Caliente	8	9	(1)	(11)	11	12	(1)	(8)
HomeServices Mortgage	2	6	(4)	(67)	1	8	(7)	(88)
CE Generation	(4)	(3)	(1)	(33)	(8)	(6)	(2)	(33)
Other	4	2	2	100	5	2	3	*
Total equity income	$31	$26	$5	19	$46	$40	$6	15

*    Not meaningful

Equity income increased $5 million for the second quarter of 2014 compared to 2013 and $6 million for the first six months of 2014 compared to 2013 due to higher equity earnings at ETT from continued investment and additional plant placed in-service, partially offset by lower equity earnings at the HomeServices mortgage joint venture due to lower refinancing activity.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The long-term debt of subsidiaries may include provisions that allow BHE's subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of June 30, 2014, the Company's total net liquidity was $5.6 billion as follows (in millions):

					Northern
			MidAmerican	NV	Powergrid
	BHE	PacifiCorp	Funding	Energy	Holdings	Other	Total

Cash and cash equivalents	$9	$188	$647	$346	$5	$289	$1,484

Credit facilities(1)	2,000	1,200	609	650	309	603	5,371
Less:
Short-term debt	(30)	—	—	—	(137)	(459)	(626)
Tax-exempt bond support and letters of credit	(28)	(412)	(195)	—	—	—	(635)
Net credit facilities	1,942	788	414	650	172	144	4,110

Total net liquidity	$1,951	$976	$1,061	$996	$177	$433	$5,594
Credit facilities:
Maturity date	2017	2017, 2018	2015, 2018	2018	2017	2014, 2015, 2018
Largest single bank commitment as a % of total credit facilities	6%	7%	7%	12%	45%	25%

(1)	Includes uncommitted credit facilities totaling $52 million at Northern Powergrid Holdings, which was drawn as of June 30, 2014.

Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-Q for further discussion regarding the Company's credit facilities.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2014 and 2013 were $2.2 billion and $2.6 billion, respectively. Improved operating results, including NV Energy, were more than offset by lower income tax receipts, higher interest payments and other changes in working capital.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2014 and 2013 were $(2.5) billion and $(2.9) billion, respectively. The change was primarily due to changes in restricted cash and investments related to proceeds from the issuance of long-term debt in 2013 at Solar Star Funding that was restricted for use in the construction of the Solar Star Projects, partially offset by higher capital expenditures, including NV Energy, and acquisitions totaling $246 million in 2014 for the remaining 50% interest in CE Generation, development and construction costs for the Jumbo Road Project and a residential real estate brokerage business.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2014 was $606 million. Sources of cash totaled $1.7 billion related to proceeds from subsidiary debt issuances totaling $1.3 billion and net proceeds from short-term debt totaling $389 million. Uses of cash totaled $1.1 billion and consisted mainly of repayments of BHE senior debt and junior subordinated debentures totaling $550 million and repayments of subsidiary debt totaling $462 million.

In April 2014, MidAmerican Energy issued $150 million of its 2.40% First Mortgage Bonds due March 2019, $300 million of its 3.50% First Mortgage Bonds due October 2024 and $400 million of its 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes.

In March 2014, PacifiCorp issued $425 million of its 3.60% First Mortgage Bonds due April 2024. The net proceeds were used to fund capital expenditures and for general corporate purposes.

In July 2014, NV Energy redeemed its $195 million variable-rate term loan due October 2014.

Net cash flows from financing activities for the six-month period ended June 30, 2013 was $434 million. Sources of cash totaled $1.5 billion related to proceeds from subsidiary debt issuances. Uses of cash totaled $1.1 billion and consisted mainly of net repayments of short-term debt totaling $841 million and repayments of subsidiary debt totaling $200 million.

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

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation, nuclear decommissioning, hydroelectric relicensing, hydroelectric decommissioning and associated operating costs are generally incorporated into BHE's energy subsidiaries' regulated retail rates. Expenditures for certain assets may ultimately include acquisitions of existing assets.

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment are as follows (in millions):

	Six-Month Periods
	Ended June 30,		Forecasted
	2013	2014	2014
Capital expenditures:
PacifiCorp	$518	$532	$1,105
MidAmerican Funding	328	433	1,641
NV Energy	—	185	577
Pipelines	45	76	276
Northern Powergrid Holdings	337	326	767
MidAmerican Renewables	541	819	2,193
Other	14	14	33
Total	$1,783	$2,385	$6,592

The Company's historical and forecasted capital expenditures consisted mainly of the following:

•
Transmission system investments at the Utilities for the six-month periods ended June 30, 2014 and 2013 totaling $157 million and $136 million, respectively. The Utilities anticipate costs for transmission projects will total $452 million for 2014. Transmission system investment for 2014 include costs for PacifiCorp's 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line expected to be placed in-service in 2015 and MidAmerican Energy's Multi-Value Projects approved by the MISO for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois.

•
Emissions control equipment on existing generating facilities at the Utilities for the six-month periods ended June 30, 2014 and 2013 totaling $142 million and $123 million, respectively, for installation or upgrade of low nitrogen oxide burners and particulate matter control systems. The Utilities anticipate costs for emissions control equipment will total $287 million for 2014.

•
The construction of PacifiCorp's Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") for the six-month periods ended June 30, 2014 and 2013 totaling $31 million and $80 million, respectively, which was placed in-service in May 2014.

•
The construction of wind-powered generating facilities at MidAmerican Energy for the six-month period ended June 30, 2014 totaling $208 million. MidAmerican Energy anticipates costs for wind-powered generating facilities will total $768 million for 2014. MidAmerican Energy placed in-service 44 MW of wind-powered generating facilities during 2013 and is constructing an additional 1,006 MW (nominal ratings) of wind-powered generating facilities it expects to place in-service in 2014 and 2015.

•	NV Energy anticipates costs for additional generation capacity will total $160 million for 2014.

•
Topaz has spent $1.5 billion for construction of the Topaz Project from inception through June 30, 2014, and expects to spend an additional $517 million for the remainder of 2014 and $88 million for 2015. The project is expected to cost $2.44 billion, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 22 blocks of solar panels with a nominal facilities capacity of 586 MW. As of June 30, 2014, 459 MW of the Topaz Project are operating and delivering energy under the power purchase agreement, including 444 MW to which block turnover had been achieved under the construction contract. Construction and commissioning are approximately three months ahead of schedule and Topaz expects the project to reach substantial completion in the fourth quarter of 2014. As of June 30, 2014, the project was 93% constructed compared to the engineering, procurement and construction schedule of 72%, which includes 7.72 million solar panels installed out of an expected total of 8.44 million. The project is being constructed pursuant to a fixed-price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar.

•
Subsidiaries of Solar Star Funding have spent $1.2 billion for construction of the Solar Star Projects from inception through June 30, 2014, and expect to spend an additional $513 million for the remainder of 2014 and $867 million for 2015. The projects are expected to cost $2.75 billion, including all interest costs during construction and the initial costs to acquire the projects. The projects will be comprised of 13 blocks of solar panels with a capacity of 579 MW. As of June 30, 2014, 260 MW of the Solar Star Projects are operating and delivering energy under the power purchase agreements, including 170 MW to which block turnover had been achieved under the construction contract. Subsidiaries of Solar Star Funding expect to place an additional 183 MW in-service in 2014 and 226 MW in-service in 2015. As of June 30, 2014, the projects were 67% constructed compared to the engineering, procurement and construction schedule of 63%, which includes 1.17 million solar panels installed out of an expected total of 1.72 million. The projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

•
Jumbo Road has spent $37 million for construction of the Jumbo Road Project through June 30, 2014, and expects to spend an additional $313 million for the remainder of 2014 and $17 million for 2015. The project is expected to cost $408 million, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 162 General Electric Company 1.85 MW wind turbines with a total capacity of 300 MW. On-site construction was initiated in 2013 and as of June 30, 2014, eleven foundations have been installed. The project is being constructed pursuant to fixed-price agreements that include a turbine supply agreement with General Electric Company, a main power transformer purchase agreement with GE Prolec Transformers Inc. and a balance of plant construction contract with Blattner Energy, Inc. The project is expected to achieve commercial operation by the end of the first quarter 2015.

•
Remaining costs relate to routine expenditures for transmission, distribution, generation, mining and other infrastructure needed to serve existing and expected demand and totaled $1.0 billion and $907 million for the six-month periods ended June 30, 2014 and 2013, respectively. Routine expenditures for transmission, distribution, generation, mining and other infrastructure needed to serve existing and expected demand are expected to total $2.7 billion for 2014.

Business Acquisitions

On May 1, 2014, BHE entered into a Share Purchase Agreement whereby BHE, through a subsidiary, will acquire 100% of AltaLink, an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$3.0 billion as of June 30, 2014). The purchase price is subject to adjustments based on certain capital contributions made into AltaLink and an interest component that will change based on the timing of closing. BHE's shareholders have committed to provide the capital to fund the entire purchase price of AltaLink; however, BHE expects to fund the purchase price with capital from Berkshire Hathaway and by issuing senior unsecured debt at BHE. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction has been approved by both the SNC-Lavalin and BHE boards of directors. In June 2014, an Advance Ruling Certificate was received from the Commissioner of Competition, providing clearance for the AltaLink acquisition. On July 25, 2014, the Canadian Minister of Industry approved the transaction under the Investment Canada Act, determining that the AltaLink transaction constitutes a net benefit to Canada. The Share Purchase Agreement contains customary representations, warranties and covenants of both SNC-Lavalin and BHE, and is subject to customary closing conditions, including one remaining governmental approval by the Alberta Utilities Commission. The transaction is expected to be completed by the end of 2014.

Energy Imbalance Market

PacifiCorp and the California Independent System Operator Corporation ("California ISO") are on schedule to implement a new energy imbalance market ("EIM") in October 2014. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In today's environment, utilities in the west outside the California ISO rely upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply and have limited capability to transact within the hour outside their own borders. In contrast, the EIM will optimize and automate five-minute dispatch of generation to serve load across the entire six-state PacifiCorp and California ISO footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. Benefits to customers are expected to increase as more entities join and the footprint grows, bringing incremental generation and load diversity. In June 2014, the FERC issued two orders on the tariff revisions to implement the EIM proposed by PacifiCorp and the California ISO, respectively. In the PacifiCorp order, the FERC conditionally accepted in part and conditionally rejected in part PacifiCorp's proposed Open Access Transmission Tariff ("OATT") revisions, requiring PacifiCorp to make an additional compliance filing to modify or remove identified provisions of its OATT, as directed by the FERC in the order. In the California ISO order, the FERC conditionally accepted the California ISO's proposed tariff revisions, requiring the California ISO to make an additional compliance filing to modify identified provisions of its tariff, as directed by the FERC in the order. The FERC's orders accepted the effective dates proposed for the EIM by PacifiCorp and the California ISO in their respective tariff filings. Accordingly, PacifiCorp and the California ISO made the required compliance filings in July 2014 and expect to implement the EIM consistent with the accepted effective dates. EIM market simulation, including systems testing, began in July 2014 and is expected to be followed by EIM go-live in October 2014.

NV Energy has announced plans to join the EIM in October 2015 subject to regulatory approvals. In April 2014, NV Energy filed an application to amend its portfolio optimization procedures contained in the PUCN-approved energy supply plan for the remaining action period of 2016. The PUCN's final order approving the merger between BHE and NV Energy stipulated that NV Energy would obtain PUCN authorization prior to participating in an EIM. The amendment reflects NV Energy's participation in the EIM. The filing requests the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility, maximizes the reliability of supply over the remaining term of the plan, optimizes the value of the overall supply portfolio of NV Energy for the benefit of bundled retail customers and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of NV Energy. A hearing on the application was held in July 2014, and an order is expected in August 2014. In April 2014, the California ISO filed the Implementation Agreement entered into by NV Energy and the California ISO. The Implementation Agreement provides the mechanism by which NV Energy will compensate the California ISO for its share of the costs to upgrade systems, software licenses and other configuration activities. The Implementation Agreement was approved by the FERC in June 2014.

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 other than the 2014 debt issuances previously discussed.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

PacifiCorp

Utah

In January 2014, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $76 million, or an average price increase of 4%. PacifiCorp filed subsequent rebuttal testimony reducing the requested increase to $66 million. The requested increase includes recovery of PacifiCorp's investment in Lake Side 2, which was placed in-service in May 2014, and the Mona-Oquirrh transmission line investment found to be prudent in the prior general rate case. In June 2014, PacifiCorp filed a multi-party stipulation with the UPSC that provides for a two-step rate increase. If approved by the UPSC, the first increase of $35 million, or an average price increase of 2%, will be effective September 2014, and the second increase of $19 million, or an average price increase of 1%, will be effective the later of September 2015 or the in-service date of the Sigurd-Red Butte transmission line. The stipulation resolves most issues in the general rate case, but does not settle the net metering facilities charge proposed by PacifiCorp. The stipulation also specifies that September 2016 would be the earliest effective date that PacifiCorp could seek an increase to customers' rates in Utah, with the exception of the year-two increase agreed to above and other UPSC-approved and currently existing rate adjustment mechanisms, including the Energy Balancing Account ("EBA") pilot for which the stipulation provides a one-year extension through 2016.

In March 2014, PacifiCorp filed its annual EBA with the UPSC requesting $28 million, or an increase of 2%, for recovery of deferred net power costs for the period January 1, 2013 through December 31, 2013. If approved by the UPSC, the new rates will be effective November 2014. If the general rate case stipulation described above is approved by the UPSC, effective November 2014, all deferral balances currently being collected in the EBA will be added to the UPSC-approved balance from the currently pending EBA request, with the total balance to be collected over a 12-month period beginning November 2014.

In March 2014, PacifiCorp filed its annual renewable energy credit balancing account application with the UPSC requesting recovery of $17 million over a three-year period. In May 2014, the UPSC approved the new rates effective June 2014 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2014, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $18 million, or an average price increase of 2%, based on forecasted net power costs for calendar year 2015. In July 2014, PacifiCorp filed an all-party stipulation with the OPUC resolving all issues in the proceeding. The stipulation reflects an overall annual increase of $10 million, or an average price increase of 1%, subject to updates through November 2014. If approved by the OPUC, the new rates will be effective January 2015.

In April 2014, PacifiCorp filed for a separate tariff rider with the OPUC to recover the Oregon-allocated costs of PacifiCorp's investment in Lake Side 2. The separate tariff rider was agreed to in the 2013 Oregon general rate case stipulation with final costs subject to a prudence determination. The filing supports an overall rate increase of $22 million, or an average price increase of 2%. In May 2014, the OPUC approved the new rates effective June 2014.

Wyoming

In March 2014, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $36 million, or an average price increase of 5%. In June 2014, PacifiCorp filed a net power cost update reducing the requested increase to $35 million. The requested increase includes recovery of PacifiCorp's investments in Lake Side 2 and the Mona-Oquirrh transmission line. If approved by the WPSC, the new rates will be effective January 2015.

In March 2014, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests recovery of $17 million of deferred net power costs for the period January 1, 2013 through December 31, 2013, and the RRA application requests a $4 million increase in the RRA surcharge. The two applications represent a combined total price increase of 3%. In May 2014, the WPSC approved the ECAM and RRA rates effective May 2014 on an interim basis subject to further investigation and hearing.

Washington

In December 2012, PacifiCorp submitted a compliance filing with the WUTC presenting Washington-allocated actual renewable energy credit sales revenues of $17 million from January 1, 2009 through April 2, 2011. Also in December 2012, PacifiCorp filed for judicial review of the WUTC's August 2012 order requiring PacifiCorp to credit to its retail customers all proceeds from the sale of renewable energy credits attributable to Washington that were recorded on or after January 1, 2009, less any amounts already credited to retail customers, and the WUTC's November 2012 order denying PacifiCorp's petition for reconsideration and stay of the August 2012 order. In February 2013, PacifiCorp, WUTC staff and intervening parties submitted a joint filing with the WUTC proposing a tracking mechanism for renewable energy credit sales revenues from April 3, 2011 forward. In March 2013, the WUTC issued a notice stating that the February 2013 joint filing failed to comply with the WUTC's orders, primarily requiring PacifiCorp and other parties to clarify the period over which amortization of historical renewable energy credit sales revenues (revenues from January 1, 2009 through April 2, 2011) would occur. In March 2013, PacifiCorp filed a response to the WUTC notice requesting that the WUTC not require amortization of historical renewable energy credit sales revenues until after resolution of the pending judicial review of the WUTC's orders. In June 2014, a multi-party stipulation was filed with the WUTC resolving the request for judicial review associated with the appropriate rate treatment of renewable energy credit sales revenues from January 1, 2009 through April 2, 2011. The terms of the settlement include a one-time credit to customers totaling $13 million for renewable energy credit sales revenues from January 1, 2009 through April 2, 2011. The WUTC approved the stipulation and the one-time credit to customers effective June 2014. In July 2014, the Washington State Court of Appeals granted the parties' joint motion to dismiss the petition for judicial review.

In May 2014, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $27 million, or an average price increase of 8%. If approved by the WUTC, the new rates will be effective March 2015.

Idaho

In January 2014, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $13 million of deferred net power costs. In April 2014, the IPUC issued an order approving recovery of $12 million of deferred net power costs, of which $7 million will be collected over a 12-month period and the remainder collected over a 24-month period, with new rates effective April 2014.

MidAmerican Energy

In March 2014, the IUB issued an order approving, with modifications, a non-unanimous settlement agreement among MidAmerican Energy, the Iowa Office of Consumer Advocate and environmental parties. The IUB order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also equalizes rates among MidAmerican Energy's current three pricing zones over a ten-year period. Rate equalization adjustments are revenue-neutral for MidAmerican Energy. The parties to the settlement agreement also agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. The IUB order also approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. In April 2014, a number of the industrial intervenors sought rehearing on certain issues in the IUB order. The IUB granted rehearing for the purpose of reconsideration and on July 10, 2014, issued an order on rehearing that affirmed all of the economic provisions of its March 2014 order. On July 31, 2014, the IUB issued an order authorizing MidAmerican Energy to implement the new base rates and adjustment clauses.

NV Energy

The PUCN's final order approving the merger between BHE and NV Energy stipulated that NV Energy will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that NV Energy could otherwise request. In February 2014, NV Energy filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that NV Energy would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent NV Energy's earned rate of return exceeds the rate of return used to set base general rates, NV Energy is required to refund to customers energy efficiency implementation rate revenue collected. As a result, NV Energy has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $10 million on the Consolidated Balance Sheets as of June 30, 2014.

In May 2014, Nevada Power filed the Emissions Reduction Capacity Replacement Plan in compliance with Senate Bill No. 123 ("SB 123") enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of Nevada Power's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generation capacity being retired, as required by SB 123. The Emissions Reduction and Capacity Replacement Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, Nevada Power executed various contractual agreements to fulfill the proposed Emissions Reduction and Capacity Replacement Plan, which are subject to PUCN approval. The impacts of the Emissions Reduction Capacity Replacement Plan to the Company's 2014 forecasted capital expenditures are included in the Future Uses of Cash previously discussed. The PUCN has scheduled a hearing on the application beginning in September 2014 and an order is expected in the fourth quarter of 2014.

In May 2014, Nevada Power filed a general rate case with the PUCN. In July 2014, Nevada Power made its certification filing, which requests incremental annual revenue relief in the amount of $38 million, or an average price increase of 2%. An order is expected by the end of 2014 and, if approved, the new rates would be effective January 1, 2015.

Kern River

In December 2009, the FERC issued an order establishing revised rates for the period of Kern River's initial long-term contracts ("Period One rates") and required that rates be established based on a levelized rate design for eligible customers that elect to take service following the expiration of their initial contracts ("Period Two rates"). In November 2010, the FERC issued an order that established that Kern River is entitled to base its Period Two rates on a 100% equity capital structure.

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

In December 2013, Kern River filed its notice of appeal with the United States Courts of Appeals for the District of Columbia. Kern River appealed the effective date of the final order for purposes of refunds and the denial of allowing a modification to Period One rates related to the rolled in shipper group rate credit. The shipper group has appealed the appropriate rate of return to be utilized in designing Period Two rates in conjunction with the use of a 100% equity structure. The court has established a briefing schedule and oral argument is expected to be in the second quarter of 2015.

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

PacifiCorp continues to plan for retirement of the Carbon coal-fueled generating facility ("Carbon Facility") in early 2015 as the least-cost alternative to comply with the MATS and other environmental regulations. Efforts are underway to effectuate the decommissioning activities and transmission system modifications necessary to maintain system reliability following disconnection. The Carbon Facility produced 1.2 million megawatt hours ("MWh") of electricity, or 2.1% of PacifiCorp's owned generation production, during 2013.

MidAmerican Energy plans to retire four coal-fueled generating units between 2015 and 2016 as the least-cost alternative to comply with the MATS. These units are Walter Scott, Jr. Energy Center Units 1 and 2, and George Neal Energy Center Units 1 and 2. These units produced 2.0 million MWh of electricity, or 7% of MidAmerican Energy's owned generation production, during 2013. A fifth unit, Riverside Generating Station, will be limited to natural gas combustion by March 31, 2015.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. A decision in that case is pending. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations in Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition, concluding that even though the EPA had changed the promulgation date for its final action, the EPA did not do so explicitly, the filing date for petitions for judicial review ran from the EPA's original action, and the court had no jurisdiction to decide the case. The state of Utah and PacifiCorp have filed petitions for review of the Tenth Circuit's dismissal. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality is undertaking an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP. It is unknown whether and how this supplemental analysis will impact the EPA's decision regarding the existing SIP.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012. Certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal. Oral argument was held before the Tenth Circuit in March 2014 and a decision in the matter is pending. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination on January 10, 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to install low-nitrogen oxides burners at Naughton Units 1 and 2, selective catalytic reduction at Naughton Unit 3 by December 2014, selective catalytic reduction at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of selective catalytic reduction by 2019 or, in lieu of installing selective catalytic reduction, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of selective catalytic reduction within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak facility in March 2014. The state of Wyoming has also filed an appeal of the EPA's final action, as have the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. With respect to Naughton Unit 3, the EPA indicated it supported the conversion of the unit to natural gas and would expedite action relative to consideration of the natural gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, the Naughton Unit 3 natural gas conversion remains subject to final approval by the EPA. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit providing for the Naughton Unit 3 natural gas conversion in 2018 and allowing the unit to operate on coal through 2017.

Environmental groups have challenged both of the EPA's final determinations with respect to Nevada's regional haze SIP. In May 2012, WildEarth Guardians petitioned the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") to review the EPA's March 2012 approval of Nevada's SIP for all affected units and emissions except nitrogen oxides controls at the Reid Gardner Generating Station. Both Nevada Power and Sierra Pacific intervened in the lawsuit and briefing was completed in February 2013. The matter was heard before the Ninth Circuit in May 2014. On July 17, 2014, the Ninth Circuit issued its decision, dismissing the petition in part because WildEarth Guardians did not have standing to challenge a portion of the SIP, and denying the petition in part based on its conclusion that the EPA's approval of the Nevada SIP was appropriate.

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. Nevada Power, along with the other owners of the facility, have been reviewing the EPA's proposal to determine its impact on the viability of the facility's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. Renewal of the lease will require completion of an Environmental Impact Statement as well as a renewal of the fuel supply agreement. In September 2013, the EPA issued a supplemental proposal that included another BART alternative called the Technical Work Group Alternative, which is based on a proposal submitted to the EPA by a group of Navajo Generating Station stakeholders. The EPA accepted comments on the various alternatives through January 6, 2014. Until such time as additional action is taken by the EPA, and the uncertainties regarding lease and agreement renewal terms for the Navajo Generating Station are addressed, the Company cannot predict the outcome of this matter. Nevada Power filed an emissions reduction and capacity replacement plan in April 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019; the plan is under review by the PUCN.

A case was filed in the Tenth Circuit appealing a FIP issued by the EPA in New Mexico. In addition, two cases involving the EPA's issuance of a FIP were appealed to the United States Supreme Court in 2014, one from the Tenth Circuit based on the EPA rejecting portions of the Oklahoma SIP and one from the United States Court of Appeals for the Eighth Circuit based on the EPA's rejection of the North Dakota SIP. In May 2014, the United States Supreme Court issued its decisions denying review of the Oklahoma and North Dakota SIPs.

Until the EPA takes final action in each state and decisions have been made on each appeal, the Company cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, states may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until October 16, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific and MidAmerican Renewables cannot be determined until the EPA finalizes the proposal and the states develop their implementation plans. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. PacifiCorp's Dave Johnston generating facility and all of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than two million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter, Carbon and Huntington generating facilities currently utilize closed cycle cooling towers but withdraw more than two million gallons of water per day. The proposed rule includes impingement (i.e., when fish and other organisms are trapped against screens when water is drawn into a facility's cooling system) mortality standards to be met through average impingement mortality or intake velocity design criteria and entrainment (i.e., when organisms are drawn into the facility) standards to be determined on a case-by-case basis. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. While the rule was required to be finalized by the EPA by July 2012, the deadline for finalizing the rule was extended to June 2013 and then again to January 2014. The final rule was released May 19, 2014, and allows facilities to choose one of seven options to reduce fish impingement. Facilities that withdraw at least 125 million gallons of water per day must conduct studies to help their permitting authority determine what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. PacifiCorp and MidAmerican Energy are assessing the options for compliance at their generating facilities impacted by the final rule and will complete impingement and entrainment studies. The costs of compliance with the cooling water intake structure rule cannot be determined until the prescribed studies are conducted. In the event that PacifiCorp's or MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements. Nevada Power and Sierra Pacific do not utilize once-through cooling water intake or discharge structures at any of their generating facilities. All of the Nevada Power and Sierra Pacific generating stations are designed to have either minimal or zero discharge; therefore, they are not expected to be impacted by the §316(b) final rule.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to October 20, 2014. Until the rule is finalized, the Company cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Collateral and Contingent Features

Debt of BHE and debt and preferred securities of certain of its subsidiaries are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of the rated company's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

BHE and its subsidiaries have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. The Company's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level in order to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2014, the Company would have been required to post $384 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with BHE's equity commitment agreement related to the Topaz and Solar Star Projects, if BHE does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, BHE's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, BHE will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled. As of June 30, 2014, the remaining equity commitment for the Topaz Project was $702 million and for the Solar Star Projects was $1.46 billion. Refer to Note 11 of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's equity commitments.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013, except as discussed below. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2014.

On May 1, 2014, BHE entered into a Share Purchase Agreement whereby BHE, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$3.0 billion as of June 30, 2014). As of June 30, 2014, a 10% weakening of the United States dollar against the Canadian dollar would result in an increase in the United States dollars required at closing of approximately US$300 million. Refer to Note 3 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional discussion.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY COMPANY
(Registrant)

Date: August 1, 2014	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Purchase Agreement, dated as of May 1, 2014, by and among Berkshire Hathaway Energy Company and SNC-Lavalin Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

3.1
Articles of Amendment to the Second Amended and Restated Articles of Incorporation of MidAmerican Energy Holdings Company effective April 30, 2014 (incorporated by reference to Exhibit 3.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

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

10.1
$1,400,000,000 Credit Agreement, dated as of June 27, 2014, among Berkshire Hathaway Energy Company, as borrower, the Initial Lenders, Union Bank, N.A., as administrative agent and swingline lender and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated June 27, 2014).

10.2
$400,000,000 Amended and Restated Credit Agreement, dated as of June 27, 2014, among Nevada Power Company, as borrower, the Initial Lenders, Wells Fargo Bank, National Association, as administrative agent and swingline lender and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Nevada Power Company Current Report on Form 8-K dated June 27, 2014).

10.3
$250,000,000 Amended and Restated Credit Agreement, dated as of June 27, 2014, among Sierra Pacific Power Company, as borrower, the Initial Lenders, Wells Fargo Bank, National Association, as administrative agent and swingline lender and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 27, 2014).

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

101
The following financial information from Berkshire Hathaway Energy Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.