Form 10-Q
period 2014-09-30
BERKSHIRE HATHAWAY ENERGY CO
filed 2014-11-07
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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
Yes  ☐  No  ☒

All of the shares of common equity of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of October 31, 2014, 77,466,144 shares of common stock were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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
November 7, 2014

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,481	$1,175
Trade receivables, net	1,932	1,769
Inventories	826	853
Deferred income taxes	297	211
Other current assets	922	894
Total current assets	5,458	4,902

Property, plant and equipment, net	53,036	50,119
Goodwill	7,706	7,527
Regulatory assets	3,449	3,322
Investments and restricted cash and investments	3,335	3,236
Other assets	1,038	894

Total assets	$74,022	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,649	$1,636
Accrued interest	434	431
Accrued property, income and other taxes	527	362
Accrued employee expenses	361	228
Short-term debt	594	232
Current portion of long-term debt	728	1,188
Other current liabilities	1,430	887
Total current liabilities	5,723	4,964

Regulatory liabilities	2,576	2,498
BHE senior debt	6,366	6,366
BHE junior subordinated debentures	2,294	2,594
Subsidiary debt	22,676	21,864
Deferred income taxes	11,050	10,158
Other long-term liabilities	2,565	2,740
Total liabilities	53,250	51,184

Commitments and contingencies (Note 11)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,423	6,390
Retained earnings	14,114	12,418
Accumulated other comprehensive income (loss), net	113	(97)
Total BHE shareholders' equity	20,650	18,711
Noncontrolling interests	122	105
Total equity	20,772	18,816

Total liabilities and equity	$74,022	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Operating revenue:
Energy	$4,130	$2,778	$11,507	$8,048
Real estate	644	555	1,619	1,340
Total operating revenue	4,774	3,333	13,126	9,388

Operating costs and expenses:
Energy:
Cost of sales	1,410	949	4,328	2,753
Operating expense	888	686	2,567	2,037
Depreciation and amortization	519	378	1,488	1,143
Real estate	582	502	1,518	1,223
Total operating costs and expenses	3,399	2,515	9,901	7,156

Operating income	1,375	818	3,225	2,232

Other income (expense):
Interest expense	(423)	(309)	(1,266)	(893)
Capitalized interest	20	18	71	58
Allowance for equity funds	23	17	75	55
Other, net	18	14	59	54
Total other income (expense)	(362)	(260)	(1,061)	(726)

Income before income tax expense and equity income	1,013	558	2,164	1,506
Income tax expense	266	49	531	272
Equity income	38	28	84	68
Net income	785	537	1,717	1,302
Net income attributable to noncontrolling interests	9	12	21	28
Net income attributable to BHE shareholders	$776	$525	$1,696	$1,274

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net income	$785	$537	$1,717	$1,302

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $13, $(8), $13 and $11	40	(21)	44	36
Foreign currency translation adjustment	(214)	212	(83)	(1)
Unrealized gains on available-for-sale securities, net of tax of $79, $105, $158 and $136	119	156	236	200
Unrealized (losses) gains on cash flow hedges, net of tax of $(5), $(1), $8 and $4	(6)	(2)	13	5
Total other comprehensive (loss) income, net of tax	(61)	345	210	240

Comprehensive income	724	882	1,927	1,542
Comprehensive income attributable to noncontrolling interests	9	12	21	28
Comprehensive income attributable to BHE shareholders	$715	$870	$1,906	$1,514

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	(Loss) Income, Net	Interests	Equity

Balance at December 31, 2012	75	$—	$5,423	$10,782	$(463)	$168	$15,910
Net income	—	—	—	1,274	—	16	1,290
Other comprehensive income	—	—	—	—	240	—	240
Distributions	—	—	—	—	—	(16)	(16)
Redemption of preferred securities of subsidiaries	—	—	—	—	—	(32)	(32)
Other equity transactions	—	—	(33)	—	—	4	(29)
Balance at September 30, 2013	75	$—	$5,390	$12,056	$(223)	$140	$17,363

Balance at December 31, 2013	77	$—	$6,390	$12,418	$(97)	$105	$18,816
Net income	—	—	—	1,696	—	13	1,709
Other comprehensive income	—	—	—	—	210	—	210
Distributions	—	—	—	—	—	(16)	(16)
Other equity transactions	—	—	33	—	—	20	53
Balance at September 30, 2014	77	$—	$6,423	$14,114	$113	$122	$20,772

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,717	$1,302
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,511	1,166
Allowance for equity funds	(75)	(55)
Deferred income taxes and amortization of investment tax credits	1,063	650
Other, net	(20)	(25)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(74)	134
Derivative collateral, net	(30)	49
Pension and other postretirement benefit plans	(23)	(45)
Accrued property, income and other taxes	201	407
Accounts payable and other liabilities	70	100
Net cash flows from operating activities	4,340	3,683

Cash flows from investing activities:
Capital expenditures	(4,060)	(2,885)
Acquisitions, net of cash acquired	(246)	(210)
Decrease (increase) in restricted cash and investments	184	(464)
Purchases of available-for-sale securities	(131)	(128)
Proceeds from sales of available-for-sale securities	101	114
Equity method investments	(22)	(58)
Other, net	(6)	10
Net cash flows from investing activities	(4,180)	(3,621)

Cash flows from financing activities:
Repayments of BHE senior debt and junior subordinated debentures	(550)	—
Proceeds from subsidiary debt	1,272	2,496
Repayments of subsidiary debt	(884)	(437)
Net proceeds from (repayments of) short-term debt	367	(919)
Other, net	(57)	(93)
Net cash flows from financing activities	148	1,047

Effect of exchange rate changes	(2)	(3)

Net change in cash and cash equivalents	306	1,106
Cash and cash equivalents at beginning of period	1,175	776
Cash and cash equivalents at end of period	$1,481	$1,882

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2014.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value

Current assets, including cash and cash equivalents of $304	$1,158
Property, plant and equipment	9,518
Goodwill	2,363
Other long-term assets	1,347
Total assets	14,386

Current liabilities, including current portion of long-term debt of $218	880
Subsidiary debt, less current portion	5,116
Deferred income taxes	1,757
Other long-term liabilities	1,037
Total liabilities	8,790

Net assets acquired	$5,596

During the nine-month period ended September 30, 2014, the Company made revisions to regulatory assets not earning a return, certain assets not currently in rates and certain environmental and other contingencies based upon the receipt of additional information about the facts and circumstances that existed as of the acquisition date. Provisional amounts are subject to further revision for up to 12 months following the acquisition date until the related valuations are completed.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE assuming the acquisition had taken place on January 1, 2012 (in millions):

Nine-Month Period
Ended September 30, 2013

Operating revenue	$11,660

Net income attributable to BHE shareholders	$1,506

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of BHE. The information is provisional in nature and subject to change based on final purchase accounting adjustments.

AltaLink, L.P.

On May 1, 2014, BHE entered into a Share Purchase Agreement whereby BHE, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion as of September 30, 2014). The purchase price is subject to adjustments based on certain capital contributions made into AltaLink and an interest component that will change based on the timing of closing. BHE's shareholders have committed to provide the capital to fund the entire purchase price of AltaLink; however, BHE expects to fund the purchase price with capital from Berkshire Hathaway and by issuing senior unsecured debt at BHE. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction has been approved by both the SNC-Lavalin and BHE boards of directors. In June 2014, an Advance Ruling Certificate was received from the Commissioner of Competition, providing clearance for the AltaLink acquisition. On July 25, 2014, the Canadian Minister of Industry approved the transaction under the Investment Canada Act, determining that the AltaLink transaction constitutes a net benefit to Canada. The Share Purchase Agreement contains customary representations, warranties and covenants of both SNC-Lavalin and BHE, and is subject to customary closing conditions, including one remaining governmental approval by the Alberta Utilities Commission. The transaction is expected to be completed by the end of 2014.

Other

The Company completed various acquisitions totaling $246 million for the nine-month period ended September 30, 2014. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which related primarily to property, plant and equipment of $641 million, goodwill of $93 million, long-term debt of $231 million and noncurrent deferred income tax liabilities of $183 million for the remaining 50% interest in CE Generation, LLC ("CE Generation"), development and construction costs for the 300-megawatt ("MW") TX Jumbo Road Wind, LLC wind-powered generation project ("Jumbo Road Project") and a residential real estate brokerage business. There were no other material assets acquired or liabilities assumed.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2014	2013
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$59,864	$57,490
Interstate pipeline assets	3-80 years	6,508	6,448
		66,372	63,938
Accumulated depreciation and amortization		(21,223)	(19,874)
Regulated assets, net		45,149	44,064

Nonregulated assets:
Independent power plants	5-30 years	3,847	1,994
Other assets	3-30 years	704	522
		4,551	2,516
Accumulated depreciation and amortization		(790)	(678)
Nonregulated assets, net		3,761	1,838

Net operating assets		48,910	45,902
Construction work-in-progress		4,126	4,217
Property, plant and equipment, net		$53,036	$50,119

Construction work-in-progress includes $2.8 billion as of September 30, 2014 and December 31, 2013 related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2014	2013
Investments:
BYD Company Limited common stock	$1,494	$1,103
Rabbi trusts	380	373
Other	144	126
Total investments	2,018	1,602

Equity method investments:
ETT	498	454
Bridger Coal Company	182	178
Agua Caliente Solar, LLC	61	41
CE Generation(1)	—	185
Other	93	85
Total equity method investments	834	943

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	410	394
Solar Star and Topaz Projects	32	236
Other	139	126
Total restricted cash and investments	581	756

Total investments and restricted cash and investments	$3,433	$3,301

Reflected as:
Current assets	$98	$65
Noncurrent assets	3,335	3,236
Total investments and restricted cash and investments	$3,433	$3,301

(1)	In June 2014, the Company acquired the remaining 50% interest in CE Generation. Refer to Note 3 for additional information.
Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). As of September 30, 2014 and December 31, 2013, the fair value of BHE's investment in BYD Company Limited common stock was $1.5 billion and $1.1 billion, respectively, which resulted in a pre-tax unrealized gain of $1.3 billion and $871 million as of September 30, 2014 and December 31, 2013, respectively.

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

In March 2014, PacifiCorp arranged for the cancellation of $97 million of letters of credit previously issued to support variable-rate tax-exempt bond obligations. As of September 30, 2014, PacifiCorp had $451 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $270 million were issued under revolving credit facilities. As of September 30, 2014, PacifiCorp had $142 million of variable-rate tax-exempt bond obligations outstanding supported by its revolving credit facilities.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(10)	(17)	(10)	(13)
State income tax, net of federal income tax benefit	2	1	2	2
Income tax effect of foreign income	(2)	(12)	(3)	(6)
Equity income	1	2	1	2
Other, net	—	—	—	(2)
Effective income tax rate	26%	9%	25%	18%

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

Berkshire Hathaway includes the Company in its United States federal income tax return. For the nine-month periods ended September 30, 2014 and 2013, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $764 million and $825 million, respectively.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Pension:
Service cost	$11	$5	$28	$17
Interest cost	32	23	98	66
Expected return on plan assets	(41)	(31)	(123)	(90)
Net amortization	8	15	28	44
Net periodic benefit cost	$10	$12	$31	$37

Other postretirement:
Service cost	$4	$4	$11	$10
Interest cost	11	8	34	25
Expected return on plan assets	(14)	(10)	(39)	(32)
Net amortization	(1)	1	(3)	4
Net periodic benefit cost	$—	$3	$3	$7

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $48 million and $2 million, respectively, during 2014. As of September 30, 2014, $14 million and $1 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Service cost	$6	$5	$18	$16
Interest cost	24	21	72	63
Expected return on plan assets	(31)	(25)	(94)	(75)
Net amortization	12	14	39	41
Net periodic benefit cost	$11	$15	$35	$45

Employer contributions to the United Kingdom pension plan are expected to be £56 million during 2014. As of September 30, 2014, £42 million, or $70 million, of contributions had been made to the United Kingdom pension plan.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2014
Not designated as hedging contracts:
Commodity assets(1)	$16	$58	$26	$—	$100
Commodity liabilities(1)	(3)	(1)	(111)	(101)	(216)
Interest rate assets	3	—	—	—	3
Interest rate liabilities	—	—	(1)	(1)	(2)
Total	16	57	(86)	(102)	(115)

Designated as hedging contracts:
Commodity assets	14	—	6	5	25
Commodity liabilities	(5)	—	(1)	(9)	(15)
Interest rate assets	—	4	—	—	4
Interest rate liabilities	—	—	(5)	—	(5)
Total	9	4	—	(4)	9

Total derivatives	25	61	(86)	(106)	(106)
Cash collateral receivable	—	—	41	5	46
Total derivatives - net basis	$25	$61	$(45)	$(101)	$(60)

As of December 31, 2013
Not designated as hedging contracts:
Commodity assets(1)	$16	$62	$18	$2	$98
Commodity liabilities(1)	(2)	(1)	(78)	(145)	(226)
Interest rate assets	3	5	—	—	8
Interest rate liabilities	—	—	(1)	—	(1)
Total	17	66	(61)	(143)	(121)

Designated as hedging contracts:
Commodity assets	1	—	1	—	2
Commodity liabilities	(1)	—	(5)	(8)	(14)
Interest rate assets	—	6	—	—	6
Interest rate liabilities	—	—	(6)	—	(6)
Total	—	6	(10)	(8)	(12)

Total derivatives	17	72	(71)	(151)	(133)
Cash collateral receivable	(2)	—	1	13	12
Total derivatives - net basis	$15	$72	$(70)	$(138)	$(121)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of September 30, 2014 and December 31, 2013, a net regulatory asset of $173 million and $182 million, respectively, was recorded related to the net derivative liability of $116 million and $128 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Beginning balance	$142	$172	$182	$235
Changes in fair value recognized in net regulatory assets	37	18	30	12
Net gains (losses) reclassified to operating revenue	5	7	(30)	9
Net losses reclassified to cost of sales	(11)	(53)	(9)	(112)
Ending balance	$173	$144	$173	$144

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Beginning balance	$(25)	$26	$12	$32
Changes in fair value recognized in OCI	16	1	(61)	1
Net (losses) gains reclassified to cost of sales	(5)	(1)	35	(7)
Ending balance	$(14)	$26	$(14)	$26

Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and nine-month periods ended September 30, 2014 and 2013, hedge ineffectiveness was insignificant. As of September 30, 2014, the Company had cash flow hedges with expiration dates extending through December 2019 and $13 million of pre-tax net unrealized gains are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	—	(5)
Natural gas purchases	Decatherms	346	322
Fuel purchases	Gallons	1	9
Interest rate swaps	US$	446	650
Mortgage sale commitments, net	US$	(94)	(121)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2014, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $145 million and $176 million as of September 30, 2014 and December 31, 2013, respectively, for which the Company had posted collateral of $8 million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2014 and December 31, 2013, the Company would have been required to post $116 million and $147 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2014
Assets:
Commodity derivatives	$—	$55	$70	$(46)	$79
Interest rate derivatives	—	7	—	—	7
Mortgage loans held for sale	—	112	—	—	112
Money market mutual funds(2)	744	—	—	—	744
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	37	—	—	37
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	45	—	45
Equity securities:
United States companies	226	—	—	—	226
International companies	1,499	—	—	—	1,499
Investment funds	139	—	—	—	139
	$2,744	$216	$115	$(46)	$3,029
Liabilities:
Commodity derivatives	$(2)	$(180)	$(49)	$92	$(139)
Interest rate derivatives	—	(7)	—	—	(7)
	$(2)	$(187)	$(49)	$92	$(146)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2013
Assets:
Commodity derivatives	$3	$28	$69	$(27)	$73
Interest rate derivatives	—	14	—	—	14
Mortgage loans held for sale	—	130	—	—	130
Money market mutual funds(2)	809	—	—	—	809
Debt securities:
United States government obligations	134	—	—	—	134
International government obligations	—	1	—	—	1
Corporate obligations	—	38	—	—	38
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	214	—	—	—	214
International companies	1,107	—	—	—	1,107
Investment funds	114	—	—	—	114
	$2,381	$215	$113	$(27)	$2,682
Liabilities:
Commodity derivatives	$(1)	$(230)	$(9)	$39	$(201)
Interest rate derivatives	—	(7)	—	—	(7)
	$(1)	$(237)	$(9)	$39	$(208)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $46 million and $12 million as of September 30, 2014 and December 31, 2013, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Auction		Auction
	Commodity	Rate	Commodity	Rate
	Derivatives	Securities	Derivatives	Securities
2014:
Beginning balance	$9	$46	$60	$44
Changes included in earnings	17	—	(4)	—
Changes in fair value recognized in OCI	—	(1)	4	1
Changes in fair value recognized in net regulatory assets	(3)	—	(3)	—
Settlements	(2)	—	(1)	—
Transfers from level 2	—	—	(35)	—
Ending balance	$21	$45	$21	$45

2013:
Beginning balance	$27	$42	$32	$41
Changes included in earnings	12	—	16	—
Changes in fair value recognized in OCI	—	1	(5)	2
Changes in fair value recognized in net regulatory assets	(1)	—	1	—
Purchases	—	—	2	—
Settlements	1	—	(7)	—
Ending balance	$39	$43	$39	$43

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

	As of September 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$32,064	$36,421	$32,012	$34,881

(11)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In February 2008, the Plaintiff filed a petition requesting consideration by the Utah Supreme Court. In May 2010, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration, which led to a trial that began in April 2012. In May 2012, the jury reached a verdict in favor of the Plaintiff on its claims. The jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial (collectively, "PacifiCorp's post-trial motions"). The trial judge stayed briefing on the Plaintiff's motions, pending resolution of PacifiCorp's post-trial motions. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. In the first quarter of 2013, PacifiCorp filed its responses to the Plaintiff's post-trial motions for exemplary damages, attorneys' fees and prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked rather than the Plaintiff's request for an amount equal to 40% of all amounts ultimately awarded. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments will most likely be held in 2015. As of September 30, 2014, PacifiCorp had accrued $118 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Commitments

The Topaz Project, which is a 550-MW solar project in California, and the Solar Star Projects, which are a combined 579-MW solar project in California, are in construction and are being placed in-service in phases in 2014 and 2015. BHE has committed to separately provide Topaz Solar Farms LLC and Solar Star Funding, LLC and its subsidiaries with equity to fund the costs of the projects in an amount up to $2.44 billion for the Topaz Project and $2.75 billion for the Solar Star Projects, less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by BHE or its subsidiaries. As of September 30, 2014, the remaining equity commitment for the Topaz Project is $550 million and for the Solar Star Projects is $1.19 billion. If BHE does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, BHE's obligations under the equity commitment agreements would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the respective financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, respectively, BHE will have no further obligation to make any equity contributions and any unused equity contribution obligations will be canceled under each project's respective equity commitment agreement.

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

(12)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains on	Attributable
	Retirement	Translation	For-Sale	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2012	$(575)	$(172)	$261	$23	$(463)
Other comprehensive income (loss)	36	(1)	200	5	240
Balance, September 30, 2013	$(539)	$(173)	$461	$28	$(223)

Balance, December 31, 2013	$(559)	$(98)	$524	$36	$(97)
Other comprehensive income (loss)	44	(83)	236	13	210
Balance, September 30, 2014	$(515)	$(181)	$760	$49	$113

Reclassifications from AOCI to net income for the periods ended September 30, 2014 and 2013 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Operating revenue:
PacifiCorp	$1,438	$1,398	$3,969	$3,845
MidAmerican Funding	864	828	2,869	2,508
NV Energy	1,118	—	2,551	—
Pipelines	188	194	800	685
Northern Powergrid Holdings	306	243	947	796
MidAmerican Renewables	244	116	458	246
HomeServices	644	555	1,619	1,340
BHE and Other(1)	(28)	(1)	(87)	(32)
Total operating revenue	$4,774	$3,333	$13,126	$9,388

Depreciation and amortization:
PacifiCorp	$189	$173	$555	$518
MidAmerican Funding	89	98	259	309
NV Energy	96	—	283	—
Pipelines	48	45	146	142
Northern Powergrid Holdings	52	44	150	129
MidAmerican Renewables	47	18	100	51
HomeServices	8	12	23	23
BHE and Other(1)	(2)	—	(5)	(6)
Total depreciation and amortization	$527	$390	$1,511	$1,166

Operating income:
PacifiCorp	$419	$392	$1,054	$1,005
MidAmerican Funding	161	130	365	279
NV Energy	396	—	682	—
Pipelines	59	71	318	309
Northern Powergrid Holdings	158	112	517	424
MidAmerican Renewables	143	81	252	151
HomeServices	62	53	101	117
BHE and Other(1)	(23)	(21)	(64)	(53)
Total operating income	1,375	818	3,225	2,232
Interest expense	(423)	(309)	(1,266)	(893)
Capitalized interest	20	18	71	58
Allowance for equity funds	23	17	75	55
Other, net	18	14	59	54
Total income before income tax expense and equity income	$1,013	$558	$2,164	$1,506

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest expense:
PacifiCorp	$96	$98	$291	$293
MidAmerican Funding	50	42	147	124
NV Energy	70	—	211	—
Pipelines	19	19	57	60
Northern Powergrid Holdings	38	35	114	105
MidAmerican Renewables	46	40	128	96
HomeServices	1	—	3	1
BHE and Other(1)	103	75	315	214
Total interest expense	$423	$309	$1,266	$893

	As of
	September 30,	December 31,
	2014	2013
Total assets:
PacifiCorp	$23,068	$22,885
MidAmerican Funding	15,013	13,992
NV Energy	14,672	14,233
Pipelines	4,845	4,908
Northern Powergrid Holdings	7,151	6,874
MidAmerican Renewables	5,517	3,875
HomeServices	1,469	1,381
BHE and Other(1)	2,287	1,852
Total assets	$74,022	$70,000

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to corporate functions, MidAmerican Transmission, LLC, other corporate entities and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2014 (in millions):

					Northern
		MidAmerican	NV		Powergrid	MidAmerican	Home-
	PacifiCorp	Funding	Energy	Pipelines	Holdings	Renewables	Services	Other	Total

Balance, December 31, 2013	$1,129	$2,102	$2,280	$153	$1,149	$15	$695	$4	$7,527
Acquisitions	—	—	83	—	—	93	39	—	215
Foreign currency translation	—	—	—	—	(16)	—	—	—	(16)
Other	—	—	—	(19)	—	—	—	(1)	(20)
Balance, September 30, 2014	$1,129	$2,102	$2,363	$134	$1,133	$108	$734	$3	$7,706

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2014 and 2013

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Net income attributable to BHE shareholders:
PacifiCorp	$239	$217	$22	10%	$579	$542	$37	7%
MidAmerican Funding	168	143	25	17	353	264	89	34
NV Energy	213	—	213	*	318	—	318	*
Pipelines	27	33	(6)	(18)	166	161	5	3
Northern Powergrid Holdings	94	116	(22)	(19)	315	302	13	4
MidAmerican Renewables	69	41	28	68	100	70	30	43
HomeServices	34	30	4	13	55	69	(14)	(20)
BHE and Other	(68)	(55)	(13)	(24)	(190)	(134)	(56)	(42)
Total net income attributable to BHE shareholders	$776	$525	$251	48	$1,696	$1,274	$422	33

*    Not meaningful

Net income attributable to BHE shareholders increased $251 million for the third quarter of 2014 compared to 2013 due to the following:

•
PacifiCorp's net income increased due to higher retail prices and lower energy costs, partially offset by higher depreciation due to the impacts of a depreciation rate study effective in 2014 and higher plant in-service, lower wholesale volumes and lower renewable energy credit revenue.

•
MidAmerican Funding's net income increased due to higher regulated electric margins from higher electric rates in Iowa, lower depreciation due to the impact of depreciation rate changes and higher AFUDC, partially offset by higher operating and interest expense.

•	NV Energy was acquired in December 2013, and its results are included in the consolidated results beginning as of that date. Net income for the third quarter of 2014 totaled $213 million.

•	Pipelines' net income decreased due to lower transportation revenue at Northern Natural Gas, higher operating expense due to higher maintenance costs and higher depreciation and amortization.

•
Northern Powergrid's net income decreased due to deferred income tax benefits in 2013 of $54 million from reductions in the United Kingdom corporate income tax rate, partially offset by higher tariff rates, net favorable movements in regulatory provisions and the weaker United States dollar of $8 million.

•
MidAmerican Renewables' net income increased due to higher earnings from the Topaz and Solar Star Projects as additional solar capacity was placed in-service and favorable earnings from the acquisition of the remaining 50% interest in CE Generation in June 2014, partially offset by lower earnings at the Casecnan Project due to lower revenue earned in 2014 from lower rainfall.

•
HomeServices' net income increased due to earnings at newly acquired businesses, partially offset by lower earnings at existing mortgage businesses due to lower overall real estate purchase and refinancing activity.

•
BHE and Other net loss increased due to higher interest expense from debt issuances in the fourth quarter of 2013, partially offset by higher equity earnings at ETT from continued investment and additional plant placed in-service.

Net income attributable to BHE shareholders increased $422 million for the first nine months of 2014 compared to 2013 due to the following:

•
PacifiCorp's net income increased due to higher retail prices, the recognition of insurance recoveries for a fire claim and higher average wholesale prices, partially offset by higher energy costs, higher depreciation due primarily to the impacts of a depreciation rate study effective in 2014 and higher plant in-service, lower retail customer load and higher operating expense.

•
MidAmerican Funding's net income increased due to higher regulated electric margins from higher electric rates in Iowa and higher natural gas margins from colder winter temperatures in 2014, lower depreciation from the impact of depreciation rate changes and higher AFUDC, partially offset by lower electric margins from cooler summer temperatures in 2014, higher operating and interest expense.

•	NV Energy was acquired in December 2013, and its results are included in the consolidated results beginning as of that date. Net income for the first nine months of 2014 totaled $318 million.

•
Pipelines' net income increased due to higher transportation revenue at Northern Natural Gas, partially offset by higher operating expense primarily at Northern Natural Gas, benefits from a contract restructuring in 2013 at Northern Natural Gas of $8 million and lower operating revenue at Kern River.

•
Northern Powergrid's net income increased due to higher tariff rates and the weaker United States dollar of $25 million, partially offset by deferred income tax benefits in 2013 of $54 million from reductions in the United Kingdom corporate income tax rate, lower distributed units, higher operating expense and higher depreciation due to higher distribution assets placed in-service.

•
MidAmerican Renewables' net income increased due to higher earnings from the Topaz and Solar Star Projects as additional solar capacity was placed in-service and favorable earnings from the acquisition of the remaining 50% interest in CE Generation in June 2014, partially offset by an unfavorable change in the valuation of the power purchase agreement derivative at Bishop Hill II, unfavorable changes in the valuation of the interest rate swaps at the Pinyon Pines Projects and lower earnings at the Casecnan Project due to lower revenue earned in 2014 from lower rainfall.

•
HomeServices' net income decreased as earnings at newly acquired businesses were more than offset by lower earnings at existing brokerage, mortgage and franchise businesses due to lower units, lower overall real estate purchase and refinancing activity and higher operating expense.

•
BHE and Other net loss increased due to higher interest expense from debt issuances in the fourth quarter of 2013, partially offset by higher equity earnings at ETT from continued investment and additional plant placed in-service.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Operating revenue:
PacifiCorp	$1,438	$1,398	$40	3%	$3,969	$3,845	$124	3%
MidAmerican Funding	864	828	36	4	2,869	2,508	361	14
NV Energy	1,118	—	1,118	*	2,551	—	2,551	*
Pipelines	188	194	(6)	(3)	800	685	115	17
Northern Powergrid Holdings	306	243	63	26	947	796	151	19
MidAmerican Renewables	244	116	128	*	458	246	212	86
HomeServices	644	555	89	16	1,619	1,340	279	21
BHE and Other	(28)	(1)	(27)	*	(87)	(32)	(55)	*
Total operating revenue	$4,774	$3,333	$1,441	43	$13,126	$9,388	$3,738	40

Operating income:
PacifiCorp	$419	$392	$27	7%	$1,054	$1,005	$49	5%
MidAmerican Funding	161	130	31	24	365	279	86	31
NV Energy	396	—	396	*	682	—	682	*
Pipelines	59	71	(12)	(17)	318	309	9	3
Northern Powergrid Holdings	158	112	46	41	517	424	93	22
MidAmerican Renewables	143	81	62	77	252	151	101	67
HomeServices	62	53	9	17	101	117	(16)	(14)
BHE and Other	(23)	(21)	(2)	(10)	(64)	(53)	(11)	(21)
Total operating income	$1,375	$818	$557	68	$3,225	$2,232	$993	44

*    Not meaningful

PacifiCorp

Operating revenue increased $40 million for the third quarter of 2014 compared to 2013 due to higher retail revenue of $52 million, partially offset by lower wholesale and other revenue of $12 million. The increase in retail revenue was due to higher prices of $49 million and higher retail customer loads of $3 million. Customer load increased 0.6% due to higher residential and commercial customer usage in Utah, higher industrial customer usage in Wyoming and higher average number of residential customers, substantially offset by the impacts of cooler weather on residential and commercial customers in Utah and irrigation customers in Idaho. Wholesale and other revenue decreased due to lower wholesale volumes of $7 million and lower renewable energy credit revenue of $7 million.

Operating income increased $27 million for the third quarter of 2014 compared to 2013 due to the higher operating revenue and $5 million of lower energy costs, partially offset by higher depreciation and amortization of $16 million due to the impact of a depreciation rate study effective in 2014 and higher plant in-service, including Lake Side 2, a 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") in May 2014. Energy costs decreased due to lower purchased electricity volumes and lower average cost of natural gas, partially offset by higher natural gas volumes related to Lake Side 2, higher average cost of coal and lower net deferrals of incurred net power costs.

Operating revenue increased $124 million for the first nine months of 2014 compared to 2013 due to higher retail revenue of $102 million and higher wholesale and other revenue of $22 million. The increase in retail revenue was due to higher prices of $118 million, partially offset by lower retail customer load of $16 million. Customer load decreased 0.2% due to the impacts of milder weather on residential and commercial customers primarily in Utah and irrigation customers in Idaho, partially offset by higher residential, commercial and industrial customer usage in Utah, higher average number of residential customers and higher irrigation customer usage primarily in Oregon. Wholesale and other revenue increased primarily due to higher average wholesale prices of $19 million, partially offset by lower wholesale volumes of $4 million and lower renewable energy credit revenue of $4 million.

Operating income increased $49 million for the first nine months of 2014 compared to 2013 due to the higher operating revenue and the recognition of insurance recoveries for fire claims, partially offset by higher energy costs of $62 million, higher depreciation and amortization of $37 million, due to the impact of a depreciation rate study effective in 2014 and higher plant in-service including Lake Side 2, and higher operating expense of $13 million. Energy costs increased due to higher natural gas volumes including Lake Side 2, higher average cost of coal, higher average cost of purchased electricity and higher transmission expense, partially offset by lower purchased electricity volumes, lower coal volumes and higher hydroelectric generation.

MidAmerican Funding

MidAmerican Funding's operating revenue and operating income are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Operating revenue:
Regulated electric	$539	$512	$27	5%	$1,415	$1,338	$77	6%
Regulated natural gas	99	98	1	1	746	555	191	34
Nonregulated and other	226	218	8	4	708	615	93	15
Total operating revenue	$864	$828	$36	4	$2,869	$2,508	$361	14

Operating income:
Regulated electric	$163	$130	$33	25%	$294	$211	$83	39%
Regulated natural gas	(6)	(6)	—	—	49	43	6	14
Nonregulated and other	4	6	(2)	(33)	22	25	(3)	(12)
Total operating income	$161	$130	$31	24	$365	$279	$86	31

Regulated electric operating revenue increased $27 million for the third quarter of 2014 compared to 2013 due to higher retail revenue of $35 million, partially offset by lower wholesale and other revenue of $8 million. Retail revenue was higher due to $48 million from higher electric rates in Iowa and $9 million from higher recoveries of demand-side management program costs, partially offset by $22 million from a decrease in retail customer load. Customer load decreased 2.7% compared to 2013 due to significantly milder temperatures in 2014, partially offset by strong industrial growth which increased 8.3%. The increase in Iowa electric rates includes an increase in base rates, partially attributable to changes in rate structure related to seasonal pricing that result in higher rates from June to September and lower rates in the remaining months and new adjustment clauses for recovery of retail energy production and transmission costs. Wholesale revenue decreased due to lower volumes of $10 million, partially offset by higher average prices of $2 million.

Regulated electric operating income increased $33 million for the third quarter of 2014 compared to 2013 due to the higher regulated electric operating revenue, lower depreciation of $9 million due to the impact of depreciation rate changes and lower energy costs of $6 million from lower natural gas-fueled generation, partially offset by higher operating expense of $9 million from higher demand-side management program costs.

Nonregulated and other operating revenue increased $8 million for the third quarter of 2014 compared to 2013 due to higher electricity prices and volumes and higher natural gas prices, partially offset by lower natural gas volumes. Nonregulated and other operating income decreased $2 million for 2014 compared to 2013 due to lower electric margins.

Regulated electric operating revenue increased $77 million for the first nine months of 2014 compared to 2013 due to higher retail revenue of $89 million, partially offset by lower wholesale and other revenue of $12 million. Retail revenue was higher due to $75 million from higher electric rates in Iowa and $13 million from higher recoveries of demand-side management program costs. The increase in Iowa electric rates includes the increase in base rates implemented in August 2013 and, effective with the implementation of final base rates in August 2014, changes in rate structure related to seasonal pricing that result in higher rates from June to September and lower rates in the remaining months, and new adjustment clauses for recovery of retail energy production and transmission costs. Customer load increased 2.5% compared to 2013 as a result of strong industrial growth and colder winter temperatures in 2014, partially offset by milder summer temperatures. Wholesale revenue decreased due to lower volumes of $34 million primarily from the higher retail energy requirements and lower generation, partially offset by higher average prices of $19 million.

Regulated electric operating income increased $83 million for the first nine months of 2014 compared to 2013 due to the higher regulated electric operating revenue and $50 million of lower depreciation due to the impact of depreciation rate changes, partially offset by higher energy costs of $23 million, primarily due to higher purchased power costs and higher coal-fueled generation costs per unit, and higher operating expense of $22 million. Operating expense increased primarily due to higher demand-side management program costs of $13 million and higher transmission and distribution costs.

Regulated natural gas operating revenue increased $191 million for the first nine months of 2014 compared to 2013 due to an increase in recoveries through adjustment clauses from a higher average per-unit cost of gas sold of $163 million and higher sales volumes from the colder winter temperatures in 2014. Regulated natural gas operating income increased $6 million for the first nine months of 2014 compared to 2013 due to the higher sales volumes, partially offset by higher operating expense resulting from a one-time refund of $8 million to customers of insurance recoveries related to environmental matters.

Nonregulated and other operating revenue increased $93 million for the first nine months of 2014 compared to 2013 due to higher natural gas prices, higher electricity prices and volumes and higher construction services, partially offset by lower natural gas volumes. Nonregulated and other operating income decreased $3 million for the first nine months of 2014 compared to 2013 due to lower electric margins, partially offset by higher natural gas margins.

NV Energy

NV Energy was acquired in December 2013, and its results are included in the consolidated results beginning as of that date. Operating revenue for the third quarter of 2014 consisted of $1.1 billion of electric revenue and $18 million of natural gas revenue. Operating income for the third quarter of 2014 totaled $396 million.

Operating revenue for the first nine months of 2014 consisted of $2.5 billion of electric revenue and $83 million of natural gas revenue. Operating income totaled $682 million for the first nine months of 2014.

Pipelines

Operating revenue decreased $6 million for the third quarter of 2014 compared to 2013 due to lower operating revenue at Northern Natural Gas from both lower transportation revenue of $3 million on lower volumes and lower natural gas sales related to system balancing activities of $3 million. Operating income decreased $12 million for the third quarter of 2014 compared to 2013 due to higher operating expense of $7 million primarily at Northern Natural Gas due to higher maintenance costs, the lower transportation revenue at Northern Natural Gas and higher depreciation and amortization of $3 million.

Operating revenue increased $115 million for the first nine months of 2014 compared to 2013 due to higher operating revenue at Northern Natural Gas from both higher natural gas sales related to system balancing activities of $77 million and higher transportation revenue of $40 million on higher rates and volumes due to colder than normal temperatures and volatile natural gas prices during the first quarter of 2014, partially offset by lower operating revenue at Kern River of $7 million primarily due to contract expirations with capacity being sold at lower rates. Operating income increased $9 million for the first nine months of 2014 compared to 2013 due to the higher transportation revenue at Northern Natural Gas, partially offset by the lower operating revenue at Kern River and higher operating expense of $24 million primarily at Northern Natural Gas due to higher maintenance costs.

Northern Powergrid Holdings

Operating revenue increased $63 million for the third quarter of 2014 compared to 2013 due to higher distribution revenue of $40 million and the weaker United States dollar of $26 million. Distribution revenue increased due to higher tariff rates of $29 million and net favorable movements in regulatory provisions of $15 million, partially offset by a decrease in distributed units of $3 million. Operating income increased $46 million for the third quarter of 2014 compared to 2013 due to the higher distribution revenue, the weaker United States dollar of $13 million, the write-off of hydrocarbon well exploration costs in 2013 of $6 million and lower pension costs, partially offset by higher distribution costs and higher depreciation of $4 million due to higher distribution assets placed in-service.

Operating revenue increased $151 million for the first nine months of 2014 compared to 2013 due to the weaker United States dollar of $75 million, higher distribution revenue of $67 million and higher contracting revenue of $14 million. Distribution revenue increased due to higher tariff rates of $82 million and net favorable movements in regulatory provisions of $6 million, partially offset by a decrease in distributed units of $18 million. Operating income increased $93 million for the first nine months of 2014 compared to 2013 due to the higher distribution revenue, the weaker United States dollar of $41 million, lower pension costs of $11 million and the write-off of hydrocarbon well exploration costs in 2013 of $6 million, partially offset by higher distribution costs and higher depreciation of $9 million due to higher distribution assets placed in-service.

MidAmerican Renewables

Operating revenue increased $128 million for the third quarter of 2014 compared to 2013 due to the acquisition of the remaining 50% interest in CE Generation in June 2014 of $77 million and an increase from the Topaz and Solar Star Projects of $61 million as additional solar capacity was placed in-service, partially offset by lower variable energy fees earned in 2014 at the Casecnan Project of $7 million from lower rainfall. Operating income increased $62 million for the third quarter of 2014 compared to 2013 due to $22 million from the CE Generation acquisition and the other changes in operating revenue, partially offset by higher depreciation of $10 million primarily from additional solar capacity placed in-service.

Operating revenue increased $212 million for the first nine months of 2014 compared to 2013 due to an increase from the Topaz and Solar Star Projects of $131 million as additional solar capacity was placed in-service and an increase of $103 million from the CE Generation acquisition, partially offset by a higher loss from the change in the valuation of the power purchase agreement derivative at Bishop Hill II of $14 million and lower variable energy fees earned in 2014 at the Casecnan Project of $7 million from lower rainfall. Operating income increased $101 million for the first nine months of 2014 compared to 2013 due to $31 million from the CE Generation acquisition and the other changes in operating revenue, partially offset by higher operating expense of $15 million and higher depreciation of $24 million from additional solar capacity placed in-service.

HomeServices

Operating revenue increased $89 million for the third quarter of 2014 compared to 2013 due to a 4.5% increase in closed brokerage units and a 14.2% increase in average home sales prices. An increase from acquired businesses totaling $105 million was partially offset by a decrease from existing businesses totaling $16 million. The decrease in existing businesses reflects a 7.4% decrease in closed brokerage units, partially offset by a 6.0% increase in average home sales prices. Operating income increased $9 million for the third quarter of 2014 compared to 2013 due to higher earnings at acquired businesses of $15 million, partially offset by lower earnings of $6 million primarily at existing franchise businesses, due to lower closed brokerage units and Berkshire Hathaway HomeServices rebranding activities, and mortgage businesses due to lower overall real estate purchase and refinancing activity.

Operating revenue increased $279 million for the first nine months of 2014 compared to 2013 due to a 9.4% increase in closed brokerage units and an 11.7% increase in average home sales price. An increase from newly acquired businesses totaling $330 million was partially offset by a decrease from existing businesses totaling $51 million. The decrease in existing businesses reflects an 8.0% decrease in closed brokerage units, partially offset by a 5.7% increase in average home sales prices. Operating income decreased $16 million for the first nine months of 2014 compared to 2013 as the earnings at newly acquired businesses of $17 million were more than offset by lower earnings of $33 million primarily at existing brokerage and franchise businesses due to lower closed brokerage units and higher operating expense largely from Berkshire Hathaway HomeServices rebranding activities at the franchise businesses and mortgage businesses due to lower overall real estate purchase and refinancing activity.

BHE and Other

Operating revenue decreased $27 million for the third quarter of 2014 compared to 2013 and $55 million for the first nine months of 2014 compared to 2013 due to higher intersegment eliminations related to the acquisition of NV Energy in December 2013. Operating loss increased $2 million for the third quarter of 2014 compared to 2013 and $11 million for the first nine months of 2014 compared to 2013 due to higher operating expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change

Subsidiary debt	$319	$233	$86	37%	$948	$672	$276	41%
BHE senior debt and other	87	76	11	14	262	221	41	19
BHE junior subordinated debentures	17	—	17	*	56	—	56	*
Total interest expense	$423	$309	$114	37	$1,266	$893	$373	42

*    Not meaningful

Interest expense on subsidiary debt increased $86 million for the third quarter of 2014 compared to 2013 and $276 million for the first nine months of 2014 compared to 2013 due to $70 million and $211 million, respectively, from the acquisition of NV Energy in December 2013, and $4 million and $5 million, respectively, from the acquisition of the remaining 50% interest in CE Generation in June 2014. Additionally, debt issuances at MidAmerican Funding ($950 million in September 2013 and $850 million in April 2014) and MidAmerican Renewables ($250 million in April 2013 and $1.0 billion in June 2013) and the impact of the foreign currency exchange rate of $3 million for the third quarter and $9 million for the first nine months of 2014 increased interest expense, partially offset by scheduled maturities and principal payments.

Interest expense on BHE senior debt increased $11 million for the third quarter of 2014 compared to 2013 and $41 million for the first nine months of 2014 compared to 2013 due to the issuance of $2.0 billion of BHE senior debt in November 2013.

Interest expense on the BHE junior subordinated debentures relates to the $2.6 billion of BHE junior subordinated debentures issued to certain Berkshire Hathaway subsidiaries in December 2013. In June 2014, BHE repaid at par value $300 million, plus accrued interest, of its junior subordinated debentures due December 2043.

Capitalized Interest

Capitalized interest increased $2 million for the third quarter of 2014 compared to 2013 primarily due to higher construction work-in-progress balances related to additional wind-powered generation at MidAmerican Energy and MidAmerican Renewables, partially offset by lower construction work-in-progress balances related to the Topaz Project.

Capitalized interest increased $13 million for the first nine months of 2014 compared to 2013 primarily due to higher construction work-in-progress balances related to the Solar Star Projects and additional wind-powered generation at MidAmerican Energy, partially offset by lower construction work-in-progress balances related to the Topaz Project.

Allowance for Equity Funds

Allowance for equity funds increased $6 million for the third quarter of 2014 compared to 2013 and $20 million for the first nine months of 2014 compared to 2013 primarily due to higher construction work-in-progress balances related to additional wind-powered generation at MidAmerican Energy, partially offset by lower construction work-in-progress balances at PacifiCorp.

Other, net

Other, net increased $4 million for the third quarter of 2014 compared to 2013 and $5 million for the first nine months of 2014 compared to 2013 due to the acquisition of NV Energy in December 2013 and higher charitable contributions in 2013 of $5 million, partially offset by lower Rabbi Trust performance, an unfavorable movement on the Pinyon Pines interest rate swaps and benefits from a contract restructuring at Northern Natural Gas of $12 million in the second quarter of 2013.

Income Tax Expense

Income tax expense increased $217 million for the third quarter of 2014 compared to 2013 and the effective tax rates were 26% for 2014 and 9% for 2013. The effective tax rate increased due to deferred income tax benefits in 2013 of $54 million from reductions in the United Kingdom corporate income tax rate, higher pre-tax earnings including the acquisition of NV Energy in December 2013, additional state income taxes of $9 million and less favorable impacts of ratemaking of $9 million, partially offset by higher production tax credits of $5 million in 2014.

Income tax expense increased $259 million for the first nine months of 2014 compared to 2013 and the effective tax rates were 25% for 2014 and 18% for 2013. The effective tax rate increased due to deferred income tax benefits in 2013 of $54 million from reductions in the United Kingdom corporate income tax rate, higher pre-tax earnings including the acquisition of NV Energy, additional state income taxes of $14 million and less favorable impacts of ratemaking of $12 million, partially offset by higher production tax credits of $30 million in 2014.

In the third quarter of 2013, the Company recognized $54 million of deferred income tax benefits upon the enactment of a reduction in the United Kingdom corporate income tax rate from 23% to 21% effective April 1, 2014, and a further reduction to 20% effective April 1, 2015.

Equity Income

Equity income is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change

ETT	$22	$9	$13	*%	$59	$33	$26	79%
Agua Caliente	14	13	1	8	25	25	—	—
HomeServices Lending	—	2	(2)	(100)	1	10	(9)	(90)
CE Generation	—	2	(2)	(100)	(8)	(4)	(4)	(100)
Other	2	2	—	—	7	4	3	75
Total equity income	$38	$28	$10	36	$84	$68	$16	24

*    Not meaningful

Equity income increased $10 million for the third quarter of 2014 compared to 2013 and $16 million for the first nine months of 2014 compared to 2013 due to higher equity earnings at ETT from continued investment and additional plant placed in-service, partially offset by lower equity earnings at the HomeServices mortgage joint venture due to lower refinancing activity and lower equity earnings at CE Generation as BHE acquired the remaining interest in CE Generation in June 2014.

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

As of September 30, 2014, the Company's total net liquidity was $5.6 billion as follows (in millions):

					Northern
			MidAmerican	NV	Powergrid
	BHE	PacifiCorp	Funding	Energy	Holdings	Other	Total

Cash and cash equivalents	$73	$116	$397	$561	$2	$332	$1,481

Credit facilities(1)	2,000	1,200	609	650	298	603	5,360
Less:
Short-term debt	(75)	—	—	—	(161)	(358)	(594)
Tax-exempt bond support and letters of credit	(28)	(412)	(195)	—	—	—	(635)
Net credit facilities	1,897	788	414	650	137	245	4,131

Total net liquidity	$1,970	$904	$811	$1,211	$139	$577	$5,612
Credit facilities:
Maturity dates	2017	2017, 2018	2015, 2018	2018	2017	2014, 2015, 2018
Largest single bank commitment as a % of total credit facilities	6%	7%	7%	12%	46%	25%

(1)	Includes the drawn uncommitted credit facilities totaling $54 million at Northern Powergrid Holdings.

Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-Q for further discussion regarding the Company's credit facilities.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2014 and 2013 were $4.3 billion and $3.7 billion, respectively. Improved operating results, including NV Energy, were partially offset by higher interest payments, lower income tax receipts and other changes in working capital.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2014 and 2013 were $(4.2) billion and $(3.6) billion, respectively. The change was primarily due higher capital expenditures, including NV Energy, and acquisitions totaling $246 million in 2014 for the remaining 50% interest in CE Generation, the Jumbo Road Project and a residential real estate brokerage business, partially offset by changes in restricted cash and investments primarily used to fund capital expenditures at the Solar Star Projects.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2014 was $148 million. Sources of cash totaled $1.6 billion related to proceeds from subsidiary debt issuances totaling $1.3 billion and net proceeds from short-term debt totaling $367 million. Uses of cash totaled $1.5 billion and consisted mainly of repayments of subsidiary debt totaling $884 million and repayments of BHE senior debt and junior subordinated debentures totaling $550 million.

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

Net cash flows from financing activities for the nine-month period ended September 30, 2013 was $1.0 billion. Sources of cash totaled $2.5 billion related to proceeds from subsidiary debt issuances. Uses of cash totaled $1.4 billion and consisted mainly of net repayments of short-term debt totaling $919 million and repayments of subsidiary debt totaling $437 million.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment are as follows (in millions):

	Nine-Month Periods
	Ended September 30,		Forecasted
	2013	2014	2014
Capital expenditures:
PacifiCorp	$752	$777	$1,091
MidAmerican Funding	599	968	1,643
NV Energy	—	264	548
Pipelines	99	162	291
Northern Powergrid Holdings	487	479	670
MidAmerican Renewables	926	1,391	2,298
Other	22	19	31
Total	$2,885	$4,060	$6,572

The Company's historical and forecasted capital expenditures consisted mainly of the following:

•
Transmission system investments at the Utilities for the nine-month periods ended September 30, 2014 and 2013 totaling $302 million and $203 million, respectively. The Utilities anticipate costs for transmission projects will total $453 million for 2014. Transmission system investment for 2014 include costs for PacifiCorp's 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line expected to be placed in-service in 2015 and MidAmerican Energy's Multi-Value Projects approved by the MISO for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois.

•
Emissions control equipment on existing generating facilities at the Utilities for the nine-month periods ended September 30, 2014 and 2013 totaling $201 million and $169 million, respectively, for installation or upgrade of control systems for nitrogen oxides, particulate matter, sulfur dioxide and mercury. The Utilities anticipate costs for emissions control equipment will total $245 million for 2014.

•
The construction of PacifiCorp's Lake Side 2 645-MW combined-cycle combustion turbine natural gas-fueled generating facility ("Lake Side 2") for the nine-month periods ended September 30, 2014 and 2013 totaling $32 million and $116 million, respectively, which was placed in-service in May 2014.

•
The construction of 1,050 MW (nominal ratings) of wind-powered generating facilities at MidAmerican Energy for the nine-month period ended September 30, 2014 and 2013 totaling $593 million and $158 million, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total $792 million for 2014. As of September 30, 2014, MidAmerican Energy has placed in-service 194 MW of wind-powered generating facilities and expects to place an additional 361 MW (nominal ratings) in-service in 2014 and 495 MW (nominal ratings) in-service in 2015.

•	NV Energy anticipates costs for additional generation capacity will total $153 million for 2014.

•
Topaz has spent $1.7 billion for construction of the Topaz Project from inception through September 30, 2014, and expects to spend an additional $398 million for the remainder of 2014 and $69 million for 2015. The project is expected to cost $2.44 billion, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 22 blocks of solar panels with a nominal facilities capacity of 586 MW. As of September 30, 2014, 556 MW have been placed in-service under the construction contract, and 542 MW of the Topaz Project are operating and delivering energy under the power purchase agreement. Construction and commissioning are approximately four months ahead of schedule and Topaz expects the project to reach substantial completion in the fourth quarter of 2014, with final completion expected in March 2015. As of September 30, 2014, the project was 99% constructed compared to the engineering, procurement and construction schedule of 83%, and 100% of the 8.44 million solar panels have been installed. The project is being constructed pursuant to a fixed-price, date certain, turn-key engineering, procurement and construction contract with a subsidiary of First Solar.

•
Subsidiaries of Solar Star Funding have spent $1.5 billion for construction of the Solar Star Projects from inception through September 30, 2014, and expect to spend an additional $361 million for the remainder of 2014 and $758 million for 2015. The projects are expected to cost $2.75 billion, including all interest costs during construction and the initial costs to acquire the projects. The projects will be comprised of 13 blocks of solar panels with a capacity of 579 MW. As of September 30, 2014, 389 MW of the Solar Star Projects are operating and delivering energy under the power purchase agreements, including 243 MW placed in-service under the construction contract. On October 1, 2014, an additional 56 MW were placed in-service under the construction contract bringing the total to 299 MW. Subsidiaries of Solar Star Funding expect to place an additional 54 MW in-service in 2014 and 226 MW in-service in 2015. As of September 30, 2014, the projects were approximately 80% constructed compared to the engineering, procurement and construction schedule of 72%, which includes 1.39 million solar panels installed out of an expected total of 1.72 million. The projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

•
Jumbo Road has spent $214 million for construction of the Jumbo Road Project through September 30, 2014, and expects to spend an additional $123 million for the remainder of 2014 and $31 million for 2015. The project is expected to cost $408 million, including all interest costs during construction and the initial costs to acquire the project. The project will be comprised of 162 General Electric Company 1.85 MW wind turbines with a total capacity of 300 MW. On-site construction was initiated in 2013 and as of September 30, 2014, 39 foundations have been installed and four turbines have been erected. The project is being constructed pursuant to fixed-price agreements that include a turbine supply agreement with General Electric Company, a main power transformer purchase agreement with GE Prolec Transformers Inc. and a balance of plant construction contract with Blattner Energy, Inc. The project is expected to achieve commercial operation by the end of the first quarter 2015.

•
Remaining costs relate to routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand and totaled $1.6 billion and $1.3 billion for the nine-month periods ended September 30, 2014 and 2013, respectively. These expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand are expected to total $2.6 billion for 2014.

In October 2014, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 162 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in-service by the end of 2015. The filing, which is subject to IUB approval, establishes a cost cap of $279 million, including AFUDC, and provides for a fixed rate of return on equity of 11.75% over the proposed 30-year useful lives of the facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy has requested IUB approval in early 2015.

Business Acquisitions

On May 1, 2014, BHE entered into a Share Purchase Agreement whereby BHE, through a subsidiary, will acquire 100% of AltaLink, an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion as of September 30, 2014). The purchase price is subject to adjustments based on certain capital contributions made into AltaLink and an interest component that will change based on the timing of closing. BHE's shareholders have committed to provide the capital to fund the entire purchase price of AltaLink; however, BHE expects to fund the purchase price with capital from Berkshire Hathaway and by issuing senior unsecured debt at BHE. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction has been approved by both the SNC-Lavalin and BHE boards of directors. In June 2014, an Advance Ruling Certificate was received from the Commissioner of Competition, providing clearance for the AltaLink acquisition. On July 25, 2014, the Canadian Minister of Industry approved the transaction under the Investment Canada Act, determining that the AltaLink transaction constitutes a net benefit to Canada. The Share Purchase Agreement contains customary representations, warranties and covenants of both SNC-Lavalin and BHE, and is subject to customary closing conditions, including one remaining governmental approval by the Alberta Utilities Commission. The transaction is expected to be completed by the end of 2014.

Energy Imbalance Market

PacifiCorp and the California Independent System Operator Corporation ("California ISO") implemented a new energy imbalance market ("EIM") in October 2014 beginning with a 30-day transition period where the California ISO and PacifiCorp enabled their systems to interact and produce results reflecting realistic market conditions, but without financially binding settlements or dispatch instructions. The EIM transitioned to a fully operational, financially binding market on November 1, 2014. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In today's environment, utilities in the west outside the California ISO rely upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply and have limited capability to transact within the hour outside their own borders. In contrast, the EIM will optimize and automate five-minute dispatch of generation to serve load across the entire six-state PacifiCorp and California ISO footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. Benefits to customers are expected to increase as more entities join and the footprint grows, bringing incremental generation and load diversity. In June 2014, the FERC issued two orders on tariff revisions to implement the EIM proposed by PacifiCorp and the California ISO, respectively, subject to compliance filings. In October 2014, the FERC issued orders accepting PacifiCorp's and the California ISO's compliance filings, subject to an additional compliance filing by each entity no later than November 19, 2014.

NV Energy has announced plans to join the EIM in October 2015 subject to regulatory approvals. In April 2014, NV Energy filed an application to amend its portfolio optimization procedures contained in the PUCN-approved energy supply plan for the remaining action period of 2016. The PUCN's final order approving the merger between BHE and NV Energy stipulated that NV Energy would obtain PUCN authorization prior to participating in an EIM. The amendment reflects NV Energy's participation in the EIM. The filing requested the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility, maximizes the reliability of supply over the remaining term of the plan, optimizes the value of the overall supply portfolio of NV Energy for the benefit of bundled retail customers and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of NV Energy. The PUCN issued an order in August 2014 finding that it is in the public interest to grant the application and that NV Energy met the merger stipulation requirement to obtain PUCN approval prior to participating in an EIM. In April 2014, the California ISO filed the Implementation Agreement entered into by NV Energy and the California ISO. The Implementation Agreement provides the mechanism by which NV Energy will compensate the California ISO for its share of the costs to upgrade systems, software licenses and other configuration activities. The Implementation Agreement was approved by the FERC in June 2014.

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 other than the 2014 debt issuances previously discussed.

In October 2014, MidAmerican Energy entered into a contract with Siemens Energy Inc. ("Siemens") for the servicing, maintenance and repair of a majority of MidAmerican Energy's wind turbines procured from Siemens, including turbines currently under construction and turbines currently under warranty once the coverage expires. MidAmerican Energy expects to have more than 950 Siemens wind turbines in service by the end of 2015 that will be covered by the contract through June 2024.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

PacifiCorp

Utah

In January 2014, PacifiCorp filed a general rate case with the UPSC requesting an annual increase of $76 million, or an average price increase of 4%. PacifiCorp filed subsequent rebuttal testimony reducing the requested increase to $66 million. The requested increase includes recovery of PacifiCorp's investment in Lake Side 2, which was placed in-service in May 2014, and the Mona-Oquirrh transmission line investment found to be prudent in the prior general rate case. In August 2014, the UPSC approved a multi-party stipulation that provides for a two-step rate increase. The first increase of $35 million, or an average price increase of 2%, was effective September 2014, and the second increase of $19 million, or an average price increase of 1%, will be effective the later of September 2015 or the in-service date of the Sigurd-Red Butte transmission line. The stipulation resolved most issues in the general rate case, but did not settle the net metering facilities charge proposed by PacifiCorp, which was moved by the UPSC to a new docket for further analysis. The stipulation also specifies that September 2016 would be the earliest effective date that PacifiCorp could seek an increase to customers' rates in Utah, with the exception of the year-two increase agreed to above and other UPSC-approved and currently existing rate adjustment mechanisms, including the Energy Balancing Account ("EBA") pilot for which the stipulation provides a one-year extension through 2016.

In March 2014, PacifiCorp filed its annual EBA with the UPSC requesting $28 million, or an increase of 2%, for recovery of deferred net power costs for the period January 1, 2013 through December 31, 2013. In October 2014, the UPSC approved an all-party stipulation providing for a rate increase of $25 million, or 1%, effective November 2014. The parties to the stipulation agreed that, effective November 2014, the $25 million would be combined with the remaining deferral balances currently being collected in the EBA of $19 million, with the total balance of $44 million to be collected over a 12-month period beginning November 2014.

In March 2014, PacifiCorp filed its annual renewable energy credit balancing account application with the UPSC requesting recovery of $17 million over a three-year period. In May 2014, the UPSC approved interim rates effective June 2014. In September 2014, the UPSC issued a final order approving the interim rates as final.

Oregon

In April 2014, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $18 million, or an average price increase of 2%, based on forecasted net power costs for calendar year 2015. In July 2014, PacifiCorp filed an all-party stipulation with the OPUC resolving all issues in the proceeding. The stipulation reflects an overall annual increase of $10 million, or an average price increase of 1%, subject to updates through November 2014. In October 2014, the OPUC issued an order approving the stipulation. The new rates will be effective January 2015.

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

Wyoming

In March 2014, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $36 million, or an average price increase of 5%. In September 2014, PacifiCorp filed rebuttal testimony reducing the requested increase to $32 million, or an average price increase of 5%. The requested increase includes recovery of PacifiCorp's investments in Lake Side 2 and the Mona-Oquirrh transmission line. Hearings were held by the WPSC in October 2014. If approved by the WPSC, the new rates will be effective January 2015.

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

In October 2014, PacifiCorp filed for a temporary rate increase of $5 million, or an average price increase of 2%, to recover the amount of renewable energy credits reflected in customers' rates in excess of actual renewable energy credits sold from April 3, 2011 through December 31, 2013. PacifiCorp's proposal is consistent with the joint filing for a renewable energy credit tracking mechanism filed with the WUTC in February 2013. If approved by the WUTC, the new rates will be effective November 2014 and will remain in effect for approximately one year.

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

MidAmerican Energy

In March 2014, the IUB issued an order approving, with modifications, a non-unanimous settlement agreement among MidAmerican Energy, the Iowa Office of Consumer Advocate and environmental parties. The IUB order allows MidAmerican Energy to increase its base rates over approximately three years and will result in equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approves the implementation of two adjustment clauses. One clause relates to retail energy production costs such as fuel, fuel transportation and the impacts of the production tax credit. The second clause relates to certain electric transmission charges. The adjustment clauses provide for recovery of these costs from customers based on MidAmerican Energy's forecasted annual costs, with the variance between actual and forecasted costs to be recovered or credited in the following year. The order also equalizes rates among MidAmerican Energy's current three pricing zones over a ten-year period. Rate equalization adjustments are revenue-neutral for MidAmerican Energy. The parties to the settlement agreement also agree not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity for 2015, 2016 or 2017 to be below 10%. The IUB order also approves a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%. The customer portion of any sharing reduces rate base. In April 2014, a number of the industrial intervenors sought rehearing on certain issues in the IUB order. The IUB granted rehearing for the purpose of reconsideration and on July 10, 2014, issued an order on rehearing that affirmed all of the economic provisions of its March 2014 order. On July 31, 2014, the IUB issued an order authorizing MidAmerican Energy to implement the new base rates and adjustment clauses effective immediately.

In December 2013, MidAmerican Energy filed a request with the Illinois Commerce Commission ("ICC") for a $22 million, or 17%, annual increase in Illinois retail electric base rates. In addition to the increase in base rates, the filing contains a request for the creation of a new adjustment clause for recovery of certain electric transmission charges to be effective with the implementation of final approved rates. On November 7, 2014, the ICC issued an order approving a retail electric base rate increase for MidAmerican Energy's Illinois customers. The order authorizes MidAmerican Energy to increase rates by $16 million, or 10%, annually and to implement the new adjustment clause for the recovery of electric transmission charges. New rates and the adjustment clause are expected to go into effect by December 1, 2014.

NV Energy

The PUCN's final order approving the merger between BHE and NV Energy stipulated that NV Energy will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that NV Energy could otherwise request. In February 2014, NV Energy filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that NV Energy would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent NV Energy's earned rate of return exceeds the rate of return used to set base general rates, NV Energy is required to refund to customers energy efficiency implementation rate revenue collected. As a result, NV Energy has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $13 million on the Consolidated Balance Sheets as of September 30, 2014.

In May 2014, Nevada Power filed its Emission Reduction Capacity Replacement Plan ("ERCR Plan") in compliance with Senate Bill No. 123 ("SB 123") enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of Nevada Power's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generating capacity being retired, as required by SB 123. The ERCR Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, Nevada Power executed various contractual agreements to fulfill the proposed ERCR Plan, which are subject to PUCN approval. The impacts of the ERCR Plan to Nevada Power's 2014 forecasted capital expenditures are included in the Future Uses of Cash previously discussed. The PUCN issued an order dated October 28, 2014 removing the 200-MW solar photovoltaic facility proposed by Nevada Power from the ERCR Plan but accepting the remaining requests. Under Nevada law, Nevada Power may elect to accept the plan as modified by the PUCN, file a motion for reconsideration or withdraw the filing from consideration and file a new ERCR Plan. In November 2014, Nevada Power filed a request to extend the deadline to make its election. The Company cannot determine the outcome of this proceeding at this time.

In May 2014, Nevada Power filed a general rate case with the PUCN. In July 2014, Nevada Power made its certification filing, which requested incremental annual revenue relief in the amount of $38 million, or an average price increase of 2%. In October 2014, Nevada Power reached a settlement agreement with certain parties agreeing to a zero increase in the revenue requirement. In October 2014, the PUCN approved and issued an order in the general rate case filing that agreed to the settlement. The order provides for increases in the fixed-monthly service charge for customers with a corresponding decrease in the base tariff general rate effective January 1, 2015. In October 2014, a party filed a petition for reconsideration of the PUCN order. Nevada Power is preparing a response to the reconsideration.

In connection with Nevada Power's general rate case filing in May 2014, as required by the PUCN, Sierra Pacific made a "companion filing" for the purpose of documenting the costs and benefits of Sierra Pacific's investment in the advanced service delivery program. In October 2014, the PUCN issued an order in the companion filing issued with the general rate case order that, among other things, provided for the implementation of new rates effective January 1, 2015 to begin recovery of costs associated with advance service delivery. The recovery costs will increase annual revenue approximately $10 million.

Kern River

In December 2009, the FERC issued an order establishing revised rates for the period of Kern River's initial long-term contracts ("Period One rates") and required that rates be established based on a levelized rate design for eligible customers that elect to take service following the expiration of their initial contracts ("Period Two rates"). In November 2010, the FERC issued an order that established Kern River is entitled to base its Period Two rates on a 100% equity capital structure.

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

In December 2013, Kern River filed its notice of appeal with the United States Court of Appeals for the District of Columbia. Kern River appealed the effective date of the final order for purposes of refunds and the denial of allowing a modification to Period One rates related to the rolled in shipper group rate credit. The shipper group has appealed the appropriate rate of return to be utilized in designing Period Two rates in conjunction with the use of a 100% equity capital structure. The court has established a briefing schedule and oral argument is expected to be in the second quarter of 2015.

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

In December 2011, the D.C. Circuit issued a stay on the implementation of the CSAPR pending consideration of several petitions for review before the court which were ultimately decided in August 2012, when the D.C. Circuit vacated the CSAPR in a 2-1 decision after it determined that the CSAPR exceeded the EPA's statutory authority. In a petition filed in October 2012, the EPA sought a full review of the CSAPR ruling by the entire D.C. Circuit. In January 2013, the D.C. Circuit denied the request. The case was appealed to the United States Supreme Court where oral arguments were heard in December 2013. The United States Supreme Court issued its decision April 29, 2014, upholding the 2011 CSAPR and reversing the D.C. Circuit's ruling, concluding that the EPA's allocation of emissions reductions in upwind states permissibly considered the cost-effectiveness of achieving downwind attainment and that the EPA has authority under the Clean Air Act to impose federal implementation plans immediately after disapproving state implementation plans. The United States Supreme Court remanded the case to the D.C. Circuit for further action. The D.C. Circuit's previous stay of the rule was lifted in October 2014 and the first phase of the rule may be implemented as early as January 2015.

MidAmerican Energy has installed emissions controls at some of its coal-fueled generating facilities to comply with the CSAPR and may purchase emissions allowances to meet a portion of its compliance obligations. The cost of these allowances is subject to market conditions at the time of purchase and historically has not been material. The full impact of the CSAPR cannot be determined until the rule is fully implemented. However, MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of such a rule.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa and MidAmerican Renewables operates natural gas-fueled generating facilities in Texas, Illinois and New York, which are subject to the CSAPR. However, the provisions are not anticipated to have a material impact on the Company. None of PacifiCorp's, Nevada Power's or Sierra Pacific's generating facilities are subject to the CSAPR.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations for nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition, concluding that even though the EPA had changed the promulgation date for its final action, the EPA did not do so explicitly, the filing date for petitions for judicial review ran from the EPA's original action, and the Tenth Circuit had no jurisdiction to decide the case. The state of Utah and PacifiCorp then filed petitions for review of the Tenth Circuit's dismissal, which the Tenth Circuit again rejected in September 2014. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality has undertaken an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, which will be provided to the EPA as a supplement to the existing Utah SIP after the public comment period closes December 1, 2014, and the Utah Division of Air Quality responds to the public comments. It is unknown whether and how this supplemental analysis will impact the EPA's decision regarding the Utah SIP.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012. Certain groups have appealed the EPA's approval of the sulfur dioxide SIP, and PacifiCorp has intervened in that appeal. Oral argument was held before the Tenth Circuit in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a federal implementation plan ("FIP"). The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination on January 10, 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-nitrogen oxides burners at Naughton Units 1 and 2, selective catalytic reduction at Naughton Unit 3 by December 2014, selective catalytic reduction at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of selective catalytic reduction by 2019 or, in lieu of installing selective catalytic reduction, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of selective catalytic reduction within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak Facility in March 2014. The state of Wyoming has also filed an appeal of the EPA's final action, as have the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for the Wyodak Facility, pending further action by the Tenth Circuit in the appeal. With respect to Naughton Unit 3, the EPA indicated it supported the conversion of the unit to natural gas and would expedite action relative to consideration of the natural gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, the Naughton Unit 3 natural gas conversion remains subject to final approval by the EPA. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit providing for the Naughton Unit 3 natural gas conversion in 2018 and allowing the unit to operate on coal through 2017.

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

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. Nevada Power, along with the other owners of the facility, have been reviewing the EPA's proposal to determine its impact on the viability of the facility's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. Renewal of the lease will require completion of an Environmental Impact Statement as well as a renewal of the fuel supply agreement. In September 2013, the EPA issued a supplemental proposal that included another BART alternative called the Technical Work Group Alternative, which is based on a proposal submitted to the EPA by a group of Navajo Generating Station stakeholders. The EPA accepted comments on the various alternatives through January 6, 2014 and, in July 2014, the EPA announced it had approved the final plan for the Navajo Generating Station, including the reduction of emissions of nitrogen oxides by approximately 80% through the retirement of one unit in 2019 and installation of selective catalytic reduction controls at the other two units by 2030. In October 2014, several groups filed an appeal of the EPA's decision in the Ninth Circuit. Until such time as additional action is taken by the Ninth Circuit and the uncertainties regarding lease and agreement renewal terms for the Navajo Generating Station are addressed, the Company cannot predict the outcome of this matter. Nevada Power filed the ERCR Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019; the PUCN has issued an order and management is assessing its impacts.

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

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under the EPA's proposal, states may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until December 1, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific and MidAmerican Renewables cannot be determined until the EPA finalizes the proposal and the states develop their implementation plans. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to November 14, 2014. Until the rule is finalized, the Company cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2014, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2014, the Company would have been required to post $401 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

In accordance with BHE's equity commitment agreement related to the Topaz and Solar Star Projects, if BHE does not maintain at least an investment grade credit rating from at least two of the three credit ratings agencies, BHE's obligations under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing documents. Upon reaching the final commercial operation date of the Topaz and Solar Star Projects, BHE will have no further obligation to make any equity contribution and any unused equity contribution obligations will be canceled. As of September 30, 2014, the remaining equity commitment for the Topaz Project was $550 million and for the Solar Star Projects was $1.19 billion. Refer to Note 11 of Notes to Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's equity commitments.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013, except as discussed below. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of September 30, 2014.

On May 1, 2014, BHE entered into a Share Purchase Agreement whereby BHE, through a subsidiary, will acquire 100% of AltaLink, L.P. ("AltaLink"), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. ("SNC-Lavalin"), for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion as of September 30, 2014). As of September 30, 2014, a 10% weakening of the United States dollar against the Canadian dollar would result in an increase in the United States dollars required at closing of approximately US$290 million. Refer to Note 3 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for additional discussion.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY COMPANY
(Registrant)

Date: November 7, 2014	/s/ Patrick J. Goodman
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

101
The following financial information from Berkshire Hathaway Energy Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.