Form 10-Q
period 2015-03-31
BERKSHIRE HATHAWAY ENERGY CO
filed 2015-05-01
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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
Yes  ☐  No  ☒

All of the shares of common equity of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 30, 2015, 77,391,144 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE AltaLink Ltd.
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
Utilities	PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific
Berkshire Hathaway	Berkshire Hathaway Inc. and its subsidiaries
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 579-megawatt solar project in California

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 1, 2015

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$507	$617
Trade receivables, net	1,766	1,837
Income taxes receivable	1,269	1,156
Inventories	790	826
Mortgage loans held for sale	373	286
Other current assets	1,085	1,221
Total current assets	5,790	5,943

Property, plant and equipment, net	58,987	59,248
Goodwill	9,186	9,343
Regulatory assets	4,015	4,000
Investments and restricted cash and investments	3,118	2,803
Other assets	1,177	967

Total assets	$82,273	$82,304

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,614	$1,991
Accrued interest	476	454
Accrued property, income and other taxes	381	366
Accrued employee expenses	277	255
Short-term debt	1,581	1,445
Current portion of long-term debt	1,189	1,232
Other current liabilities	1,489	1,369
Total current liabilities	7,007	7,112

Regulatory liabilities	2,703	2,669
BHE senior debt	7,860	7,860
BHE junior subordinated debentures	3,794	3,794
Subsidiary debt	25,508	25,763
Deferred income taxes	11,870	11,802
Other long-term liabilities	2,696	2,731
Total liabilities	61,438	61,731

Commitments and contingencies (Note 11)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,420	6,423
Retained earnings	15,005	14,513
Accumulated other comprehensive loss, net	(729)	(494)
Total BHE shareholders' equity	20,696	20,442
Noncontrolling interests	139	131
Total equity	20,835	20,573

Total liabilities and equity	$82,273	$82,304

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Operating revenue:
Energy	$3,773	$3,891
Real estate	448	358
Total operating revenue	4,221	4,249

Operating costs and expenses:
Energy:
Cost of sales	1,354	1,632
Operating expense	906	822
Depreciation and amortization	581	475
Real estate	450	370
Total operating costs and expenses	3,291	3,299

Operating income	930	950

Other income (expense):
Interest expense	(472)	(418)
Capitalized interest	29	29
Allowance for equity funds	31	27
Interest and dividend income	26	9
Other, net	26	7
Total other income (expense)	(360)	(346)

Income before income tax expense and equity income	570	604
Income tax expense	123	112
Equity income	26	15
Net income	473	507
Net income attributable to noncontrolling interests	4	4
Net income attributable to BHE shareholders	$469	$503

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Net income	$473	$507

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $8 and $1	22	7
Foreign currency translation adjustment	(424)	29
Unrealized gains on available-for-sale securities, net of tax of $113 and $116	166	173
Unrealized gains on cash flow hedges, net of tax of $1 and $9	1	13
Total other comprehensive (loss) income, net of tax	(235)	222

Comprehensive income	238	729
Comprehensive income attributable to noncontrolling interests	4	4
Comprehensive income attributable to BHE shareholders	$234	$725

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	(Loss) Income, Net	Interests	Equity

Balance, December 31, 2013	77	$—	$6,390	$12,418	$(97)	$105	$18,816
Net income	—	—	—	503	—	3	506
Other comprehensive income	—	—	—	—	222	—	222
Distributions	—	—	—	—	—	(6)	(6)
Balance, March 31, 2014	77	$—	$6,390	$12,921	$125	$102	$19,538

Balance, December 31, 2014	77	$—	$6,423	$14,513	$(494)	$131	$20,573
Adoption of ASC 853	—	—	—	56	—	11	67
Net income	—	—	—	469	—	3	472
Other comprehensive loss	—	—	—	—	(235)	—	(235)
Distributions	—	—	—	—	—	(6)	(6)
Common stock purchases	—	—	(3)	(33)	—	—	(36)
Balance, March 31, 2015	77	$—	$6,420	$15,005	$(729)	$139	$20,835

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$473	$507
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	587	482
Allowance for equity funds	(31)	(27)
Changes in regulatory assets and liabilities	152	(27)
Deferred income taxes and amortization of investment tax credits	206	150
Other, net	(35)	33
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(18)	(16)
Derivative collateral, net	(21)	(21)
Pension and other postretirement benefit plans	(4)	(9)
Accrued property, income and other taxes	(99)	(52)
Accounts payable and other liabilities	(103)	6
Net cash flows from operating activities	1,107	1,026

Cash flows from investing activities:
Capital expenditures	(1,426)	(1,183)
Acquisitions, net of cash acquired	(59)	—
Decrease in restricted cash and investments	12	219
Purchases of available-for-sale securities	(68)	(84)
Proceeds from sales of available-for-sale securities	57	59
Equity method investments	(12)	(4)
Other, net	41	4
Net cash flows from investing activities	(1,455)	(989)

Cash flows from financing activities:
Repayments of BHE senior debt	—	(250)
Common stock purchases	(36)	—
Proceeds from subsidiary debt	484	425
Repayments of subsidiary debt	(353)	(50)
Net proceeds from (repayments of) short-term debt	163	(22)
Other, net	(19)	(22)
Net cash flows from financing activities	239	81

Effect of exchange rate changes	(1)	(1)

Net change in cash and cash equivalents	(110)	117
Cash and cash equivalents at beginning of period	617	1,175
Cash and cash equivalents at end of period	$507	$1,292

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

The Company's operations are organized and managed as eight business segments: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE AltaLink Ltd. ("AltaLink") (which primarily consists of AltaLink, L.P. ("ALP")) and BHE U.S. Transmission, LLC), BHE Renewables, and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). The Company, through these businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, geothermal and hydro sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2015.

(2)    New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-05, which amends FASB ASC Topic 853, "Service Concession Arrangements" ("ASC 853"). The amendments in this guidance require an entity to not account for service concession arrangements as a lease and should also not recognize them as property, plant and equipment. This guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The Company adopted this guidance effective January 1, 2015 under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The adoption resulted in the establishment of a financial asset with a related recognition of interest income, the elimination of a portion of previously recognized property, plant and equipment, the elimination of recognizing guaranteed water and energy delivery fees in operating revenue and increases to retained earnings attributable to the Company of $56 million and noncontrolling interests of $11 million.

(3)	Business Acquisitions

AltaLink

Transaction Description

On December 1, 2014, BHE completed its acquisition of AltaLink and AltaLink became an indirect wholly owned subsidiary of BHE. Under the terms of the Share Purchase Agreement, dated May 1, 2014, between BHE and SNC-Lavalin Group Inc. ("SNC-Lavalin"), BHE paid C$3.1 billion (US$2.7 billion) in cash to SNC-Lavalin for 100% of the equity interests of AltaLink. BHE funded the total purchase price with $1.5 billion of junior subordinated debentures issued and sold to subsidiaries of Berkshire Hathaway, $1.0 billion borrowed under its commercial paper program and cash on hand.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value

Current assets, including cash and cash equivalents of $15	$174
Property, plant and equipment	5,610
Goodwill	1,731
Other long-term assets	128
Total assets	7,643

Current liabilities, including current portion of long-term debt of $79	866
Subsidiary debt, less current portion	3,772
Deferred income taxes	95
Other long-term liabilities	182
Total liabilities	4,915

Net assets acquired	$2,728

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE, non-recurring transaction costs incurred by both BHE and AltaLink during 2014 and the amortization of the purchase price adjustments each assuming the acquisition had taken place on January 1, 2013 (in millions):

Three-Month Period
Ended March 31, 2014

Operating revenue	$4,383

Net income attributable to BHE shareholders	$515

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of BHE. The information is provisional in nature and subject to change based on final purchase accounting adjustments.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2015	2014
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$64,477	$64,645
Interstate pipeline assets	3-80 years	6,722	6,660
		71,199	71,305
Accumulated depreciation and amortization		(21,668)	(21,447)
Regulated assets, net		49,531	49,858

Nonregulated assets:
Independent power plants	5-30 years	4,537	4,362
Other assets	3-30 years	738	673
		5,275	5,035
Accumulated depreciation and amortization		(617)	(839)
Nonregulated assets, net		4,658	4,196

Net operating assets		54,189	54,054
Construction work-in-progress		4,798	5,194
Property, plant and equipment, net		$58,987	$59,248

Construction work-in-progress includes $4.4 billion and $4.3 billion as of March 31, 2015 and December 31, 2014, respectively, related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2015	2014
Investments:
BYD Company Limited common stock	$1,158	$881
Rabbi trusts	386	386
Other	148	126
Total investments	1,692	1,393

Equity method investments:
Electric Transmission Texas, LLC	536	515
Bridger Coal Company	188	192
Agua Caliente Solar, LLC	83	81
Other	97	80
Total equity method investments	904	868

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	430	424
Solar Star and Topaz Projects	47	66
Other	167	167
Total restricted cash and investments	644	657

Total investments and restricted cash and investments	$3,240	$2,918

Reflected as:
Current assets	$122	$115
Noncurrent assets	3,118	2,803
Total investments and restricted cash and investments	$3,240	$2,918

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). As of March 31, 2015 and December 31, 2014, the fair value of BHE's investment in BYD Company Limited common stock was $1.2 billion and $881 million, respectively, which resulted in a pre-tax unrealized gain of $926 million and $649 million as of March 31, 2015 and December 31, 2014, respectively.

(6)	Recent Financing Transactions

Long-Term Debt

In March 2015, Solar Star Funding, LLC issued $325 million of its 3.95% Series B Senior Secured Notes. The principal of the notes amortizes beginning June 2016 with a final maturity in June 2035. The net proceeds were used to fund the repayment or reimbursement of amounts provided by BHE for the costs related to the development, construction and financing of a combined 579-megawatt solar project in California (the "Solar Star Projects").

In March 2015, AltaLink Investments, L.P. issued C$200 million of its 2.244% Series 15-1 Senior Bonds due March 2022. The net proceeds will be used to repay short-term debt, provide equity to ALP and for general corporate purposes.

In April 2015, Northern Powergrid (Yorkshire) plc issued £150 million of its 2.50% Bonds due April 2025. The net proceeds will be used for general corporate purposes.

Credit Facilities

In March 2015, Topaz Solar Farms LLC amended its $345 million letter of credit facility reducing the amount available to $326 million and extending the maturity date to March 2025. As of March 31, 2015, Topaz had $316 million of letters of credit issued under this facility.

In March 2015, PacifiCorp obtained $191 million of letters of credit to support variable-rate tax-exempt bond obligations. These letters of credit expire through March 2017 and replace certain letters of credit previously issued under one of the credit facilities. Also, in March 2015, PacifiCorp arranged for the cancellation of $23 million of letters of credit previously issued under one of the credit facilities to support variable-rate tax-exempt bond obligations.

As of March 31, 2015, PacifiCorp had $428 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $56 million were issued under credit facilities.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2015	2014

Federal statutory income tax rate	35%	35%
Income tax credits	(11)	(15)
State income tax, net of federal income tax benefit	2	1
Income tax effect of foreign income	(4)	(3)
Equity income	2	1
Other, net	(2)	—
Effective income tax rate	22%	19%

Income tax credits relate primarily to production tax credits earned by wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp, Bishop Hill Energy II LLC and Jumbo Road Holdings, LLC. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Berkshire Hathaway includes the Company in its United States federal income tax return. For the three-month periods ended March 31, 2015 and 2014, the Company did not receive or make any cash payments for income taxes from or to Berkshire Hathaway.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014
Pension:
Service cost	$8	$8
Interest cost	30	33
Expected return on plan assets	(42)	(41)
Net amortization	13	11
Net periodic benefit cost	$9	$11

Other postretirement:
Service cost	$4	$3
Interest cost	7	11
Expected return on plan assets	(12)	(13)
Net amortization	(3)	(1)
Net periodic benefit cost	$(4)	$—

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $34 million and $1 million, respectively, during 2015. As of March 31, 2015, $3 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014

Service cost	$6	$6
Interest cost	20	24
Expected return on plan assets	(29)	(31)
Net amortization	16	13
Net periodic benefit cost	$13	$12

Employer contributions to the United Kingdom pension plan are expected to be £49 million during 2015. As of March 31, 2015, £13 million, or $20 million, of contributions had been made to the United Kingdom pension plan.

(9)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific (the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. MidAmerican Energy also provides nonregulated retail electricity and natural gas services in competitive markets, which creates contractual obligations to provide electric and natural gas services. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, future debt issuances and mortgage commitments. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain and Canada. The Company does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2015
Not designated as hedging contracts:
Commodity assets(1)	$23	$73	$12	$—	$108
Commodity liabilities(1)	—	(1)	(119)	(173)	(293)
Interest rate assets	9	—	—	—	9
Interest rate liabilities	—	—	(4)	(6)	(10)
Total	32	72	(111)	(179)	(186)

Designated as hedging contracts:
Commodity assets	3	—	4	1	8
Commodity liabilities	—	—	(20)	(19)	(39)
Interest rate assets	—	—	—	—	—
Interest rate liabilities	—	—	(4)	(2)	(6)
Total	3	—	(20)	(20)	(37)

Total derivatives	35	72	(131)	(199)	(223)
Cash collateral receivable	—	—	42	51	93
Total derivatives - net basis	$35	$72	$(89)	$(148)	$(130)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2014
Not designated as hedging contracts:
Commodity assets(1)	$47	$66	$21	$1	$135
Commodity liabilities(1)	(11)	—	(146)	(134)	(291)
Interest rate assets	4	—	—	—	4
Interest rate liabilities	—	—	(2)	(4)	(6)
Total	40	66	(127)	(137)	(158)

Designated as hedging contracts:
Commodity assets	1	—	5	2	8
Commodity liabilities	—	—	(27)	(17)	(44)
Interest rate assets	—	1	—	—	1
Interest rate liabilities	—	—	(4)	—	(4)
Total	1	1	(26)	(15)	(39)

Total derivatives	41	67	(153)	(152)	(197)
Cash collateral receivable	—	—	56	19	75
Total derivatives - net basis	$41	$67	$(97)	$(133)	$(122)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2015 and December 31, 2014, a net regulatory asset of $255 million and $223 million, respectively, was recorded related to the net derivative liability of $185 million and $156 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2015	2014

Beginning balance	$223	$182
Changes in fair value recognized in net regulatory assets	60	4
Net gains (losses) reclassified to operating revenue	9	(30)
Net (losses) gains reclassified to cost of sales	(37)	3
Ending balance	$255	$159

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

	Three-Month Periods
	Ended March 31,
	2015	2014

Beginning balance	$32	$12
Changes in fair value recognized in OCI	(8)	(59)
Net gains reclassified to operating revenue	1	—
Net gains reclassified to cost of sales	2	35
Ending balance	$27	$(12)

Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2015 and 2014, hedge ineffectiveness was insignificant. As of March 31, 2015, the Company had cash flow hedges with expiration dates extending through December 2019 and $14 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2015	2014
Electricity purchases	Megawatt hours	9	6
Natural gas purchases	Decatherms	352	308
Fuel purchases	Gallons	10	2
Interest rate swaps	US$	443	443
Mortgage sale commitments, net	US$	(341)	(264)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $264 million and $243 million as of March 31, 2015 and December 31, 2014, respectively, for which the Company had posted collateral of $64 million and $28 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2015 and December 31, 2014, the Company would have been required to post $186 million and $182 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2015
Assets:
Commodity derivatives	$—	$28	$88	$(18)	$98
Interest rate derivatives	—	1	8	—	9
Mortgage loans held for sale	—	361	—	—	361
Money market mutual funds(2)	325	—	—	—	325
Debt securities:
United States government obligations	140	—	—	—	140
International government obligations	—	1	—	—	1
Corporate obligations	—	38	—	—	38
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	241	—	—	—	241
International companies	1,163	—	—	—	1,163
Investment funds	161	—	—	—	161
	$2,030	$433	$140	$(18)	$2,585
Liabilities:
Commodity derivatives	$(17)	$(276)	$(39)	$111	$(221)
Interest rate derivatives	(1)	(15)	—	—	(16)
	$(18)	$(291)	$(39)	$111	$(237)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2014
Assets:
Commodity derivatives	$1	$48	$94	$(40)	$103
Interest rate derivatives	—	5	—	—	5
Mortgage loans held for sale	—	279	—	—	279
Money market mutual funds(2)	320	—	—	—	320
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	45	—	45
Equity securities:
United States companies	238	—	—	—	238
International companies	886	—	—	—	886
Investment funds	137	—	—	—	137
	$1,718	$376	$139	$(40)	$2,193
Liabilities:
Commodity derivatives	$(18)	$(274)	$(43)	$115	$(220)
Interest rate derivatives	—	(10)	—	—	(10)
	$(18)	$(284)	$(43)	$115	$(230)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $93 million and $75 million as of March 31, 2015 and December 31, 2014, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest	Auction
	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities
2015:
Beginning balance	$51	$—	$45
Changes included in earnings	8	21	—
Changes in fair value recognized in OCI	1	—	(1)
Changes in fair value recognized in net regulatory assets	(3)	—	—
Settlements	(8)	(16)	—
Transfers from Level 2	—	3	—
Ending balance	$49	$8	$44

2014:
Beginning balance	$60	$—	$44
Changes included in earnings	(17)	—	—
Changes in fair value recognized in OCI	3	—	1
Changes in fair value recognized in net regulatory assets	2	—	—
Transfers from Level 2	(35)	—	—
Ending balance	$13	$—	$45

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

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$38,351	$44,466	$38,649	$43,863

(11)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments will most likely be held in 2015. As of March 31, 2015, PacifiCorp had accrued $120 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Commitments

The Solar Star Projects, which are a combined 579-MW solar project in California, are in construction and are expected to be placed in-service by June 30, 2015. BHE has committed to provide Solar Star Funding, LLC and its subsidiaries with equity to fund the costs of the Solar Star Projects in an amount up to $2.75 billion, less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by BHE or its subsidiaries. As of March 31, 2015, the remaining equity commitment for the Solar Star Projects is $528 million. If BHE does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, BHE's obligation under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing document. Upon reaching the project completion date of the Solar Star Projects, BHE will have no further obligation to make any equity contributions and any unused equity contribution obligation will be canceled under the equity commitment agreement.

In March 2015, the equity commitment for the Topaz Project was canceled as the project reached the project completion date.

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

(12)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains on	Attributable
	Retirement	Translation	For-Sale	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2013	$(559)	$(98)	$524	$36	$(97)
Other comprehensive income	7	29	173	13	222
Balance, March 31, 2014	$(552)	$(69)	$697	$49	$125

Balance, December 31, 2014	$(490)	$(412)	$390	$18	$(494)
Other comprehensive income (loss)	22	(424)	166	1	(235)
Balance, March 31, 2015	$(468)	$(836)	$556	$19	$(729)

Reclassifications from AOCI to net income for the periods ended March 31, 2015 and 2014 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

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

	Three-Month Periods
	Ended March 31,
	2015	2014
Operating revenue:
PacifiCorp	$1,250	$1,288
MidAmerican Funding	951	1,230
NV Energy	706	638
Northern Powergrid	324	317
BHE Pipeline Group	332	386
BHE Transmission	125	—
BHE Renewables	124	69
HomeServices	448	358
BHE and Other(1)	(39)	(37)
Total operating revenue	$4,221	$4,249

Depreciation and amortization:
PacifiCorp	$194	$183
MidAmerican Funding	100	84
NV Energy	101	92
Northern Powergrid	48	48
BHE Pipeline Group	50	48
BHE Transmission	38	—
BHE Renewables	49	21
HomeServices	6	7
BHE and Other(1)	1	(1)
Total depreciation and amortization	$587	$482

Operating income:
PacifiCorp	$273	$292
MidAmerican Funding	107	153
NV Energy	121	107
Northern Powergrid	193	181
BHE Pipeline Group	200	230
BHE Transmission	46	(2)
BHE Renewables	6	29
HomeServices	(2)	(12)
BHE and Other(1)	(14)	(28)
Total operating income	930	950
Interest expense	(472)	(418)
Capitalized interest	29	29
Allowance for equity funds	31	27
Interest and dividend income	26	9
Other, net	26	7
Total income before income tax expense and equity income	$570	$604

	Three-Month Periods
	Ended March 31,
	2015	2014
Interest expense:
PacifiCorp	$95	$96
MidAmerican Funding	50	46
NV Energy	63	70
Northern Powergrid	35	38
BHE Pipeline Group	18	19
BHE Transmission	36	—
BHE Renewables	46	41
HomeServices	1	1
BHE and Other(1)	128	107
Total interest expense	$472	$418

	As of
	March 31,	December 31,
	2015	2014
Total assets:
PacifiCorp	$23,368	$23,466
MidAmerican Funding	15,360	15,368
NV Energy	14,240	14,454
Northern Powergrid	6,939	7,076
BHE Pipeline Group	5,000	4,968
BHE Transmission	7,716	7,992
BHE Renewables	6,451	6,123
HomeServices	1,800	1,629
BHE and Other(1)	1,399	1,228
Total assets	$82,273	$82,304

	Three-Month Periods
	Ended March 31,
	2015	2014
Operating revenue by country:
United States	$3,769	$3,905
United Kingdom	324	315
Canada	127	4
Philippines and other	1	25
Total operating revenue by country	$4,221	$4,249

	Three-Month Periods
	Ended March 31,
	2015	2014
Income (loss) before income tax expense and equity income by country:
United States	$358	$447
United Kingdom	164	143
Canada	35	(1)
Philippines and other	13	15
Total income (loss) before income tax expense and equity income by country	$570	$604

(1)	The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2015 (in millions):

					BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2014	$1,129	$2,102	$2,369	$1,100	$127	$1,657	$95	$761	$3	$9,343
Acquisitions	—	—	—	—	—	31	—	—	—	31
Foreign currency translation	—	—	—	(40)	—	(142)	—	—	—	(182)
Other	—	—	—	—	(6)	—	—	—	—	(6)
March 31, 2015	$1,129	$2,102	$2,369	$1,060	$121	$1,546	$95	$761	$3	$9,186

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables, and HomeServices. The Company, through these businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, hydro and geothermal sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2015 and 2014

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2015	2014	Change
Net income attributable to BHE shareholders:
PacifiCorp	$134	$156	$(22)	(14)%
MidAmerican Funding	99	155	(56)	(36)
NV Energy	44	27	17	63
Northern Powergrid	127	112	15	13
BHE Pipeline Group	112	130	(18)	(14)
BHE Transmission	43	9	34	*
BHE Renewables	—	1	(1)	(100)
HomeServices	(2)	(8)	6	75
BHE and Other	(88)	(79)	(9)	(11)
Total net income attributable to BHE shareholders	$469	$503	$(34)	(7)

*    Not meaningful

Net income attributable to BHE shareholders decreased $34 million for the first quarter of 2015 compared to 2014 due to the following:

•
PacifiCorp's net income decreased due to lower margins of $10 million, higher depreciation and amortization of $11 million and lower AFUDC of $8 million. Margins decreased primarily due to lower retail customer load from mild weather and lower wholesale electricity revenue, partially offset by lower natural gas generation, higher retail rates and lower purchased electricity.

•
MidAmerican Funding's net income decreased due to lower margins of $22 million primarily from colder than normal winter temperatures in 2014 and changes in the retail rates and structure, higher depreciation and amortization of $16 million due to additional plant in-service, lower AFUDC of $6 million and lower recognized production tax credits of $27 million, partially offset by a $13 million gain on the sale of a generating facility lease.

•
NV Energy's net income increased due to higher margins of $24 million, primarily regulated electric, and lower interest expense of $7 million, partially offset by higher depreciation and amortization of $9 million.

•	Northern Powergrid's net income increased due to higher tariff rates of $38 million, partially offset by a stronger United States dollar of $12 million.

•
BHE Pipeline Group's net income decreased due to lower net margins on natural gas sales of $15 million related to system and customer balancing activities and lower transportation revenue of $8 million from the colder than normal weather conditions and volatile natural gas prices in 2014 at Northern Natural Gas, and higher operating expense of $5 million.

•
BHE Transmission's net income increased due to the acquisition of AltaLink on December 1, 2014 totaling $29 million and higher equity earnings at Electric Transmission Texas, LLC due to continued investment and additional plant placed in-service.

•
BHE Renewables' net income decreased as a favorable change in the valuation of the power purchase agreement derivative at Bishop Hill II of $17 million was offset by lower earnings due to the acquisition of the remaining 50% interest in CE Generation in June 2014 of $9 million, lower wind production and higher project acquisition costs.

•
HomeServices' net loss improved due to higher earnings at existing businesses, from an increase in closed brokerage units and average home sales prices, and positive net results at newly acquired businesses.

•	BHE and Other net loss increased due to higher interest expense from debt issuances in the fourth quarter of 2014, partially offset by lower other operating expenses.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2015	2014	Change
Operating revenue:
PacifiCorp	$1,250	$1,288	$(38)	(3)%
MidAmerican Funding	951	1,230	(279)	(23)
NV Energy	706	638	68	11
Northern Powergrid	324	317	7	2
BHE Pipeline Group	332	386	(54)	(14)
BHE Transmission	125	—	125	*
BHE Renewables	124	69	55	80
HomeServices	448	358	90	25
BHE and Other	(39)	(37)	(2)	(5)
Total operating revenue	$4,221	$4,249	$(28)	(1)

Operating income:
PacifiCorp	$273	$292	$(19)	(7)%
MidAmerican Funding	107	153	(46)	(30)
NV Energy	121	107	14	13
Northern Powergrid	193	181	12	7
BHE Pipeline Group	200	230	(30)	(13)
BHE Transmission	46	(2)	48	*
BHE Renewables	6	29	(23)	(79)
HomeServices	(2)	(12)	10	83
BHE and Other	(14)	(28)	14	50
Total operating income	$930	$950	$(20)	(2)

*    Not meaningful

PacifiCorp

Operating revenue decreased $38 million for 2015 compared to 2014 due to lower retail revenue of $20 million and lower wholesale and other revenue of $18 million. The decrease in retail revenue was due to lower retail customer loads of $44 million, partially offset by higher retail rates of $24 million. Customer load decreased 3.4% mostly due to the impacts of mild weather on residential and commercial customers primarily in Oregon and Washington as well as lower residential and commercial customer usage, partially offset by an increase in the average number of residential customers. Wholesale and other revenue decreased due to lower wholesale volumes of $19 million and lower renewable energy credit revenue of $5 million, partially offset by higher wholesale prices of $7 million.

Operating income decreased $19 million for 2015 compared to 2014 due to lower margins of $10 million and higher depreciation and amortization of $11 million due to higher plant in-service including the Lake Side 2 natural gas-fueled generating facility. Margins decreased due to the lower operating revenue, partially offset by lower energy costs of $28 million. Energy costs decreased due to a lower average cost of purchased electricity and lower natural gas generation, partially offset by higher purchased electricity volumes, lower net deferrals of incurred net power costs and lower wind-powered and hydroelectric generation.

MidAmerican Funding

Operating revenue decreased $279 million for 2015 compared to 2014 due to lower regulated natural gas operating revenue of $216 million, lower nonregulated and other operating revenue of $39 million and lower regulated electric operating revenue of $24 million. Regulated natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $194 million, which is offset in cost of sales, and 14.1% lower retail sales volumes from colder than normal winter temperatures in 2014, partially offset by higher wholesale volumes. Nonregulated and other operating revenue decreased due to lower natural gas prices and volumes, partially offset by higher electricity volumes.

Regulated electric operating revenue decreased due to lower wholesale and other revenue of $20 million and lower retail revenue of $4 million. Electric wholesale revenue decreased due to lower average prices of $21 million on relatively unchanged volumes. Retail revenue was $4 million lower due to $17 million from lower electric rates in Iowa and $9 million from colder than normal winter temperatures in 2014, partially offset by $15 million from higher recoveries through adjustment clauses, which is substantially offset in operating expense, and $7 million from non-weather-related customer load factors, including strong industrial growth. The decrease in Iowa electric rates reflects changes in rate structure related to seasonal pricing that were effective with the implementation of final base rates in August 2014 and result in a greater differential between higher rates from June to September and lower rates in the remaining months, partially offset by higher retail rates. Electric retail customer load increased 0.8% compared to 2014 as a result of strong industrial growth, partially offset by colder than normal winter temperatures in 2014.

Operating income decreased $46 million for 2015 compared to 2014. Regulated electric operating income decreased $30 million primarily due to colder than normal winter temperatures in 2014, changes in the retail rate structure related to seasonal pricing and higher depreciation and amortization of $15 million due to additional plant in-service, partially offset by higher retail rates. Regulated natural gas operating income decreased $11 million due to lower retail sales volumes primarily as a result of colder than normal winter temperatures in 2014. Nonregulated and other operating income decreased $5 million mainly due to lower average margins per unit sold.

NV Energy

Operating revenue increased $68 million for 2015 compared to 2014 due to higher regulated electric operating revenue of $62 million and higher regulated natural gas operating revenue of $6 million. Regulated electric operating revenue increased due to higher retail revenue of $58 million and higher wholesale and other revenue of $4 million. Retail revenue was higher due to $30 million from higher retail rates as a result of deferred energy adjustment mechanisms and the 2014 Nevada Power general rate case effective in January 2015, $12 million from higher usage primarily due to the impacts of weather, $9 million from customer growth and $7 million of higher energy efficiency rate revenue. Electric retail customer load increased 4.1% compared to 2014. Regulated natural gas increased due to a rate change of $7 million, partially offset by lower customer usage from milder weather in 2015.

Operating income increased $14 million for 2015 compared to 2014 due to higher regulated electric margins of $22 million, partially offset by higher depreciation and amortization of $9 million due to higher regulatory amortizations and additional plant in-service with the acquisition of generating stations in December 2014. Regulated electric margins increased due to the higher regulated electric operating revenue, partially offset by higher energy costs of $40 million. Energy costs increased due to higher net deferred power costs of $86 million, partially offset by lower fuel costs of $52 million resulting from a lower average cost of natural gas.

Northern Powergrid

Operating revenue increased $7 million for 2015 compared to 2014 due to higher distribution revenue of $39 million, partially offset by the stronger United States dollar of $30 million. Distribution revenue increased due to higher tariff rates of $38 million and the impact of a 0.5% increase in distributed units, partially offset by favorable movements in regulatory provisions in 2014 of $3 million.
Operating income increased $12 million for 2015 compared to 2014 due to the higher distribution revenue, partially offset by higher distribution related costs of $3 million, the write-off of hydrocarbon exploration costs of $3 million and a stronger United States dollar of $18 million.
BHE Pipeline Group

Operating revenue decreased $54 million for 2015 compared to 2014 due to lower operating revenue at Northern Natural Gas on lower gas sales of $47 million related to system and customer balancing activities and lower transportation revenue from the colder than normal weather conditions and volatile natural gas prices in 2014. Operating income decreased $30 million for 2015 compared to 2014 due to lower net margins on gas sales related to system and customer balancing activities, the lower transportation revenue and higher operating expense.

BHE Transmission

AltaLink was acquired on December 1, 2014, and its results are included in the consolidated results beginning as of that date. Operating revenue and operating income for 2015 from AltaLink was $125 million and $47 million, respectively.

BHE Renewables

Operating revenue increased $55 million for 2015 compared to 2014 due to an increase from the Topaz and Solar Star Projects of $34 million as additional solar capacity was placed in-service, an increase from the acquisition of the remaining 50% interest in CE Generation in June 2014 of $32 million and a favorable change in the valuation of the power purchase agreement derivative at Bishop Hill II of $17 million, partially offset by a $21 million decrease at CalEnergy Philippines and lower wind generation at the Pinyon Pines Projects totaling $7 million. CalEnergy Philippines decreased due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 853, "Service Concession Arrangements" ("ASC 853") on January 1, 2015, which resulted in the elimination of recognizing the guaranteed water and energy delivery fees in operating revenue and the establishment of a financial asset with a related recognition of interest income.

Operating income decreased $23 million for 2015 compared to 2014 as the higher operating revenue was more than offset by higher operating costs and expenses of $60 million from the CE Generation acquisition, $18 million from additional solar capacity placed in-service and higher project acquisition costs of $5 million, partially offset by lower depreciation and amortization of $6 million at CalEnergy Philippines due to the adoption of ASC 853, which eliminated a portion of recognized property, plant and equipment.
HomeServices

Operating revenue increased $90 million for 2015 compared to 2014 due to a 12.9% increase in closed brokerage units and a 10.6% increase in average home sales prices. The increase in operating revenue was due to acquired brokerage and mortgage businesses totaling $50 million and an increase in existing businesses totaling $40 million. The increase in existing businesses reflects a 9.2% increase in closed brokerage units and a 3.2% increase in average home sales prices. Operating income increased $10 million for 2015 compared to 2014 due to higher earnings at existing businesses of $7 million primarily from brokerage businesses and higher earnings at acquired businesses of $3 million.

BHE and Other

Operating loss decreased $14 million for 2015 compared to 2014 due to lower other operating expenses.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2015	2014	Change

Subsidiary debt	$341	$310	$31	10%
BHE senior debt and other	103	89	14	16
BHE junior subordinated debentures	28	19	9	47
Total interest expense	$472	$418	$54	13

Interest expense on subsidiary debt increased $31 million for 2015 compared to 2014 due to $36 million from the acquisition of AltaLink in December 2014 and $4 million from the acquisition of the remaining 50% interest in CE Generation in June 2014. Additionally, debt issuances at MidAmerican Funding ($850 million in April 2014), BHE Renewables ($325 million in March 2015) and AltaLink Investments, L.P. (C$200 million in March 2015) increased interest expense, partially offset by scheduled maturities and principal payments and the impact of the foreign currency exchange rate of $3 million.

Interest expense on BHE senior debt increased $14 million for 2015 compared to 2014 due to the issuance of $1.5 billion of BHE senior debt in December 2014.

Interest expense on BHE junior subordinated debentures increased for 2015 compared to 2014 due to the issuance of $1.5 billion of junior subordinated debentures to certain Berkshire Hathaway subsidiaries in the fourth quarter of 2014, partially offset by the repayment of $300 million of junior subordinated debentures in June 2014.

Capitalized Interest

Capitalized interest was flat for 2015 compared to 2014 as higher construction work-in-progress balances related to the AltaLink acquisition and the Jumbo Road Project were offset by lower work-in-progress balances related to the Topaz and Solar Star Projects and at PacifiCorp as Lake Side 2 was placed in-service in the second quarter of 2014.

Allowance for Equity Funds

Allowance for equity funds increased $4 million for 2015 compared to 2014 primarily related to the AltaLink acquisition, partially offset by lower construction work-in-progress balances at MidAmerican Energy and PacifiCorp.

Interest and Dividend Income

Interest and dividend income increased $17 million for 2015 compared to 2014 primarily due to the recognition of interest income on the financial asset established as a result of the adoption of ASC 853 at CalEnergy Philippines.

Other, net

Other, net increased $19 million for 2015 compared to 2014 due to a gain at MidAmerican Funding on sale of a generating facility lease in 2015.

Income Tax Expense

Income tax expense increased $11 million for 2015 compared to 2014 and the effective tax rates were 22% for 2015 and 19% for 2014. The effective tax rate increased due to lower production tax credits recognized of $30 million in 2015.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in-service. Production tax credits recognized in 2015 were $57 million, or $30 million lower than 2014 primarily at MidAmerican Energy, while production tax credits earned in 2015 were $77 million, or relatively flat compared to 2014. The difference between production tax credits recognized and earned of $20 million as of March 31, 2015 will be recorded in earnings over the remainder of 2015.

Equity Income

Equity income is summarized as follows (in millions):

	First Quarter
	2015	2014	Change

Electric Transmission Texas, LLC	$21	$16	$5	31%
Agua Caliente	2	3	(1)	(33)
HomeServices	1	(1)	2	*
CE Generation	—	(4)	4	(100)
Other	2	1	1	100
Total equity income	$26	$15	$11	73

*    Not meaningful

Equity income increased $11 million for 2015 compared to 2014 due to higher equity earnings at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service and the acquisition of the remaining 50% interest in CE Generation in June 2014, which incurred a loss in 2014.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums.

As of March 31, 2015, the Company's total net liquidity was $5.2 billion as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$74	$12	$1	$94	$4	$25	$297	$507

Credit facilities(1)	2,000	1,200	609	650	275	1,025	915	6,674
Less:
Short-term debt	(196)	(210)	(65)	(30)	(217)	(248)	(615)	(1,581)
Tax-exempt bond support and letters of credit	(25)	(206)	(195)	—	—	(4)	—	(430)
Net credit facilities	1,779	784	349	620	58	773	300	4,663

Total net liquidity	$1,853	$796	$350	$714	$62	$798	$597	$5,170
Credit facilities:
Maturity dates	2017	2017, 2018	2015, 2018	2018	2017	2016, 2019	2015, 2016, 2018
Largest single bank commitment as a % of total credit facilities	6%	7%	7%	12%	46%	28%	25%	8%

(1)	Includes the drawn uncommitted credit facilities totaling $53 million at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2015 and 2014 were $1.1 billion and $1.0 billion, respectively. Improved operating results, including AltaLink, were partially offset by higher interest payments and other changes in working capital.

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. Production tax credits were extended for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2014. As a result of the Act, the Company's cash flows from operations are expected to benefit in 2015 due to bonus depreciation on qualifying assets placed in-service and for production tax credits earned on qualifying projects. The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. As of March 31, 2015, the Company had a current federal income tax receivable of $1.2 billion.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2015 and 2014 were $(1.5) billion and $(989) million, respectively. The change was primarily due higher capital expenditures, including AltaLink, and changes in restricted cash and investments primarily used to fund capital expenditures at the Solar Star Projects in 2014.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2015 was $239 million. Sources of cash totaled $647 million related to proceeds from subsidiary debt issuances of $484 million and net proceeds from short-term debt of $163 million. Uses of cash totaled $408 million and consisted mainly of repayments of subsidiary debt totaling $353 million and repurchases of common stock totaling $36 million.

In March 2015, Solar Star Funding, LLC issued $325 million of its 3.95% Series B Senior Secured Notes. The principal of the notes amortizes beginning June 2016 with a final maturity in June 2035. The net proceeds were used to fund the repayment or reimbursement of amounts provided by BHE for the costs related to the development, construction and financing of a combined 579-megawatt solar project in California (the "Solar Star Projects").

In March 2015, AltaLink Investments, L.P. issued C$200 million of its 2.244% Series 15-1 Senior Bonds due March 2022. The net proceeds will be used to repay short-term debt, provide equity to ALP and for general corporate purposes.

In April 2015, Northern Powergrid (Yorkshire) plc issued £150 million of its 2.50% Bonds due April 2025. The net proceeds will be used for general corporate purposes.

Net cash flows from financing activities for the three-month period ended March 31, 2014 was $81 million. Sources of cash totaled $425 million related to proceeds from a PacifiCorp debt issuance. Uses of cash totaled $344 million and consisted mainly of repayments of BHE senior debt totaling $250 million, repayments of subsidiary debt totaling $50 million and net repayments of short-term debt totaling $22 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2014	2015	2015
Capital expenditures by business:
PacifiCorp	$270	$208	$964
MidAmerican Funding	179	244	1,459
NV Energy	102	115	557
Northern Powergrid	161	162	774
BHE Pipeline Group	32	46	174
BHE Transmission	—	265	1,134
BHE Renewables	434	382	989
HomeServices	4	3	21
BHE and Other	1	1	17
Total	$1,183	$1,426	$6,089

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2014	2015	2015
Capital expenditures by type:
Solar generation	$434	$332	$801
Wind generation	10	84	988
Electric transmission	85	341	1,234
Environmental	69	33	167
Natural gas generation	19	—	8
Interstate pipeline transportation	6	13	65
Electric distribution and other	560	623	2,826
Total	$1,183	$1,426	$6,089

The Company's historical and forecast capital expenditures consisted mainly of the following:

•	Solar generation includes the following:

◦
Construction of the Topaz Project totaling $43 million and $134 million for the three-month periods ended March 31, 2015 and 2014, respectively. Final completion under the engineering, procurement and construction agreement occurred February 28, 2015, and project completion was achieved under the financing documents on March 30, 2015.

◦
Construction of the Solar Star Projects totaling $283 million and $300 million for the three-month periods ended March 31, 2015 and 2014, respectively. Subsidiaries of Solar Star Funding anticipate costs for the Solar Star Projects will total an additional $429 million for 2015. The projects are expected to cost up to $2.75 billion, including all interest costs during construction and the initial costs to acquire the projects. The projects will be comprised of 13 blocks of solar panels with a net facility capacity of 579 MW. As of March 31, 2015, 579 MW of the Solar Star Projects were operating and delivering energy under the power purchase agreements, including 495 MW placed in-service under the construction contract. The projects expect to place an additional 84 MW in-service by June 30, 2015. As of March 31, 2015, the projects were approximately 99% constructed compared to the engineering, procurement and construction schedule of 89%, including all 1.72 million solar panels installed. The projects are being constructed pursuant to fixed-price, date certain, turn-key engineering, procurement and construction contracts with a subsidiary of SunPower Corporation.

•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $45 million and $10 million for the three-month periods ended March 31, 2015 and 2014, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $754 million for 2015. MidAmerican Energy is constructing an additional 657 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2015, including 162 MW (nominal ratings) approved by the IUB in February 2015.

◦
Construction of the Jumbo Road Project totaling $39 million for the three-month period ended March 31, 2015. Jumbo Road anticipates costs for the Jumbo Road Project will total an additional $33 million for 2015. The project is comprised of 162 General Electric Company 1.85 MW wind turbines with a total capacity of 300 MW and achieved commercial operation in April 2015.

◦
On February 27, 2015, the Company acquired Grande Prairie Wind, LLC ("Grande Prairie"), which owns certain assets that will facilitate the development of up to 400 MW of wind-powered generating facilities in Nebraska ("Grande Prairie Project"). Grande Prairie anticipates costs for the Grande Prairie Project will total $115 million for 2015.

•
Electric transmission includes investments for ALP's directly assigned projects from the AESO, PacifiCorp's costs primarily associated with the Energy Gateway Transmission Expansion Program and MidAmerican Energy's MVPs approved by the MISO for the construction of 245 miles of 345 kV transmission line located in Iowa and Illinois.

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

MidAmerican Energy Wind

In April 2015, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 552 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in-service by the end of 2016. The filing, which is subject to IUB approval, establishes a cost cap of $903 million, including AFUDC, and provides for a fixed rate of return on equity of 11.5% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy has requested IUB approval by the end of the third quarter of 2015.

PacifiCorp and the California ISO Memorandum of Understanding

In April 2015, PacifiCorp and the California Independent System Operator Corporation ("California ISO") entered into a non-binding memorandum of understanding to explore the feasibility, costs and benefits of PacifiCorp joining the California ISO as a participating transmission owner. A comprehensive benefits study is underway and is expected to be completed this summer. Should PacifiCorp decide to take additional steps to pursue joining the California ISO, a stakeholder input and review process would be initiated and PacifiCorp would seek necessary regulatory approvals, including from its state regulatory commissions and the FERC.

PacifiCorp and the California ISO launched the regional energy imbalance market ("EIM") in November 2014, which allows PacifiCorp to participate in the California ISO's real-time energy markets to most cost-effectively manage short-term fluctuations in energy supply and demand. Joining the California ISO would extend that participation by PacifiCorp into the day-ahead energy market operated by the California ISO, in addition to unified planning and operation of PacifiCorp's transmission network.

NV Energy Joint Dispatch

In May 2013, in anticipation of ON Line's completion, Nevada Power and Sierra Pacific filed with the PUCN to combine their power supply resources for joint dispatch purposes and merge the two utilities into a single legal and jurisdictional entity. That filing was withdrawn in favor of continued operation of the utilities as separate legal entities, who would conduct joint dispatch of their combined power supply resources utilizing ON Line, governed by the terms of an Interim Joint Dispatch Agreement ("Interim JDA"). In seeking the PUCN's permission to withdraw the May 2013 filing, the Nevada Utilities committed to return to the PUCN with a new application. In March 2015, Nevada Power and Sierra Pacific filed an application with the PUCN seeking approval of an indefinite Joint Dispatch Agreement ("Indefinite JDA"). The Indefinite JDA is intended to replace the currently effective Interim JDA, which terminates on December 31, 2015. Joint dispatch transactions addressed by the proposed Indefinite JDA include real-time, hourly and daily transactions. The Indefinite JDA also explicitly governs joint dispatch transactions between the Nevada Utilities and the California ISO utilizing the California ISO's EIM.

The primary differences between the Interim JDA and the Indefinite JDA relate to EIM transactions with the California ISO. The Indefinite JDA establishes Nevada Power as the EIM scheduling coordinator for the Nevada Utilities and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the Indefinite JDA, which are unchanged from those currently in effect under the Interim JDA. The Nevada Utilities requested the PUCN to act on this application by July 2015, in time to file the Indefinite JDA with the FERC and obtain FERC approval prior to the "go live" date for EIM transactions, which is October 1, 2015. The Indefinite JDA will continue in effect until terminated by mutual consent of the parties.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 other than the 2015 debt issuances previously discussed.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

PacifiCorp

Utah Mine Disposition

In December 2014, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC and an advice letter with the CPUC seeking certain approvals, prudence determinations and accounting orders to close PacifiCorp's Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition").

In April 2015, PacifiCorp filed all-party settlement stipulations with the UPSC and the WPSC finding that the Utah Mine Disposition transaction is prudent and in the public interest. The UPSC approved the stipulation in April 2015 and the WPSC is expected to issue a final order in May 2015.

Utah

In March 2015, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting recovery of $31 million in deferred net power costs for the period January 1, 2014 through December 31, 2014. If approved by the UPSC, the new rates will be effective November 2015.

In March 2015, PacifiCorp filed its annual renewable energy credit ("REC") balancing account application with the UPSC requesting recovery of $6 million over a two-year period. If approved by the UPSC, the new rates will be effective June 2015 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2015, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $12 million, or an average price increase of 1%, based on forecasted net power costs for calendar year 2016. The filing will be subject to updates throughout the year. If approved by the OPUC, the new rates will be effective January 2016.

Wyoming

In March 2015, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $32 million, or an average price increase of 5%, effective January 2016. The filing includes a proposal to implement a modified Energy Cost Adjustment Mechanism ("ECAM") to replace the current ECAM, which sunsets for new deferrals December 2015.

In March 2015, PacifiCorp filed its annual ECAM and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to recover $8 million in deferred net power costs for the period January 1, 2014 through December 31, 2014, and the RRA application requests approval to refund $1 million to customers. If approved by the WPSC, the ECAM and RRA rates will be effective May 2015 on an interim basis until a final order is issued by the WPSC.

Washington

In May 2014, PacifiCorp filed a general rate case with the WUTC requesting an annual increase of $27 million, or an average price increase of 8%. In November 2014, PacifiCorp filed rebuttal testimony that increased the request to $32 million, or an average price increase of 10%, primarily as a result of updated net power costs. In March 2015, the WUTC issued a final order in the proceeding approving an overall annual increase of $10 million, or an average price increase of 3%, effective March 2015. In April 2015, PacifiCorp filed a petition for judicial review of certain findings of the WUTC's March 2015 order. In the final order, the WUTC initiated a second phase of the proceeding to implement a Power Cost Adjustment Mechanism ("PCAM") for PacifiCorp. PacifiCorp will make a tariff filing with the WUTC to implement a PCAM by May 31, 2015.

Idaho

In February 2015, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $17 million, consisting primarily of $10 million for deferred net power costs and $6 million for the difference between REC revenues included in base rates and actual REC revenues. In March 2015, the IPUC approved recovery of $16 million effective April 2015.

Northern Powergrid

On March 2, 2015, Northern Powergrid sought permission from the Competition and Markets Authority ("CMA") to appeal against the license modifications that give effect to the RIIO-ED1 price control. The appeal relates to three specific areas:

1.	Ofgem's decision to demand further cost savings in relation to smart grid technology over and above the ones captured by its original benchmarking exercise;

2.	Ofgem's assessment of the variation in wage rates across the country; and

3.	Ofgem's projections for labor cost increases.

Permission to appeal was granted by the CMA on March 30, 2015. The appeal is expected to conclude in the fourth quarter of 2015 in accordance with the timetable required by the CMA. British Gas Trading Limited (an electricity supplier) has been granted permission to appeal the price control, with a view to reduce the revenue available to all slow-tracked DNOs. This appeal has the same review timetable. The outcome of these appeals may increase or reduce the revenue available to Northern Powergrid based on the Final Determination under RIIO-ED1 if the CMA (or GEMA, as directed by the CMA) amends the price control determination.

ALP

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

In December 2014, ALP filed its 2012-2013 Deferral Accounts Reconciliation Application seeking the AUC's approval to collect $C30 million from the AESO for previously uncollected deferral account balances. In addition, ALP is seeking approval of nearly $C1.7 billion of direct assign capital additions, included as part of the direct assigned capital deferral account filing.

In its November 2013 decision pertaining to ALP's 2013-2014 general tariff application, the AUC directed ALP to re-forecast the capital project expenditures for 2013 and 2014 Engineering, Procurement and Construction Management ("EPCM") services to reflect a two times labor multiplier and other approved mark- ups. ALP has appealed this decision, which is scheduled to be heard in October 2015. ALP has requested approval of the capital project expenditures, including the new competitively bid EPCM rates, in its latest direct assigned capital deferral account filing.

In December 2013, the AUC directed ALP to use a placeholder rate of return on common equity of 8.75% for 2013 and each subsequent year thereafter, pending a final decision on its ongoing generic cost of capital proceeding. In March 2015, the AUC issued its decision regarding cost of capital matters applicable to all electricity and natural gas utilities under its jurisdiction, including ALP. In its decision, which was retroactively applied to January 1, 2013, the AUC decreased the generic rate of return on common equity applicable to all utilities to 8.30% from the previously approved rate of 8.75% and decreased ALP's common equity ratio from 37% to 36% for the years 2013, 2014 and 2015.

The approved common equity ratio and generic rate of return on common equity will remain in effect on an interim basis for 2016 and beyond, until changed by the AUC. In April 2015, the AUC issued a letter to all interested parties setting out its intent to commence with a new generic cost of capital proceeding before the end of April 2015, with evidence to be submitted by the fall of 2015 or earlier.

As a result of the AUC's March 2015 decision, ALP recognized its best estimate of the amount to be refunded to the AESO totaling C$27 million. ALP and other utilities have applied to the Alberta Court of Appeal for Leave to appeal this decision. The appeal is based on, among other things, the AUC's failure to compensate the utilities, including ALP, in the return allowed by the AUC for any amount relating to the increased risk to which the AUC has exposed the utilities as a result of the Utility Asset Disposition Decision, which was released in November 2013. In addition, the AUC failed to compensate the utilities by not assessing additional factors required to set a return on equity for 2013 and 2014, in compliance with the fair return standard.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest in, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its' determinations and Iowa intends to submit such updated and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision is expected by the end of June 2015. The outcome of the United States Supreme Court's decision is uncertain and until the court renders its decision or otherwise implements a stay of the MATS requirements, the Company is proceeding to fulfill its legal obligations to comply with the MATS, including PacifiCorp idling the Carbon coal-fueled generating facility and MidAmerican Energy retiring the Walter Scott, Jr. Energy Center Units 1 and 2 coal-fueled generating facilities and ceasing the utilization of coal at the Riverside Generating Station.

Regional Haze

The state of Utah issued a regional haze State Implementation Plan ("SIP") requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the best available retrofit technology ("BART") determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality has undertaken an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2, for which the public comment period closed in December 2014. In response to public comments received, the Utah Division of Air Quality updated its proposal to revise the Utah regional haze SIP. The updated proposal is out for public comment and the comment period will close May 1, 2015. The additional BART analysis and revised regional haze SIP will be provided to the EPA once the Utah Division of Air Quality responds to any additional public comments. Once the EPA receives the supplemental analysis and the revised SIP, it will review the submittal and take proposed action that will also be subject to public comment. It is unknown how the submittal by Utah will impact the EPA's decision regarding the Utah SIP and, ultimately, PacifiCorp's obligations under the regional haze requirements.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a Federal Implementation Plan ("FIP") for the disapproved portions requiring selective catalytic reduction controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, Arizona Public Service Company submitted the permit applications and studies required to amend the Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. Once the Arizona Department of Environmental Quality completes its review, it will prepare a draft permit and a revision to the Arizona regional haze SIP that will be subject to a 30-day public comment period, which is expected to commence in early May 2015. After the public comment period, the Arizona Department of Environmental Quality will consider the comments and submit final proposals to the EPA for review, public comment and final action.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 14, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, PacifiCorp operates 18 surface impoundments and seven landfills that contain coal combustion byproducts. MidAmerican Energy owns or operates seven surface impoundments and four landfills that contain coal combustion byproducts. The Nevada Utilities operate ten evaporative surface impoundments that are likely to fall within the definition of the final rule and two landfills that contain coal combustion byproducts. The Company is assessing the requirements of the final rule to determine required compliance activities and the associated costs.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2015, the Company would have been required to post $581 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of March 31, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

BERKSHIRE HATHAWAY ENERGY COMPANY
(Registrant)

Date: May 1, 2015	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
First Supplemental Indenture, dated as of March 12, 2015, between Solar Star Funding, LLC, as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the $325,000,000 in principal amounts of the 3.95% Series B Senior Secured Notes Due 2035.

4.2
Series 15-1 Supplemental Indenture, dated March 6, 2015, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada, relating to C$200,000,000 in principal amounts of the 2.244% Series 15-1 Senior Bonds due 2022.

4.3
Trust Deed, dated as of April 1, 2015, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to £150,000,000 in principal amount of the 2.50% Bonds due 2025.

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

101
The following financial information from Berkshire Hathaway Energy Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.