Form 10-Q
period 2015-06-30
BERKSHIRE HATHAWAY ENERGY CO
filed 2015-08-07
CIK 1081316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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
Yes  ☐  No  ☒

All of the shares of common equity of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of July 31, 2015, 77,391,144 shares of common stock were outstanding.

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
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2015, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of changes in equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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
August 7, 2015

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,132	$617
Trade receivables, net	1,960	1,837
Income taxes receivable	87	1,156
Inventories	835	826
Mortgage loans held for sale	586	286
Other current assets	1,099	1,221
Total current assets	5,699	5,943

Property, plant and equipment, net	59,900	59,248
Goodwill	9,250	9,343
Regulatory assets	4,041	4,000
Investments and restricted cash and investments	3,296	2,803
Other assets	1,170	967

Total assets	$83,356	$82,304

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,697	$1,991
Accrued interest	479	454
Accrued property, income and other taxes	473	366
Accrued employee expenses	340	255
Short-term debt	1,025	1,445
Current portion of long-term debt	1,557	1,232
Other current liabilities	1,546	1,369
Total current liabilities	7,117	7,112

Regulatory liabilities	2,685	2,669
BHE senior debt	7,860	7,860
BHE junior subordinated debentures	3,194	3,794
Subsidiary debt	25,911	25,763
Deferred income taxes	12,060	11,802
Other long-term liabilities	2,791	2,731
Total liabilities	61,618	61,731

Commitments and contingencies (Note 13)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,420	6,423
Retained earnings	15,563	14,513
Accumulated other comprehensive loss, net	(385)	(494)
Total BHE shareholders' equity	21,598	20,442
Noncontrolling interests	140	131
Total equity	21,738	20,573

Total liabilities and equity	$83,356	$82,304

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Energy	$3,690	$3,486	$7,463	$7,377
Real estate	758	617	1,206	975
Total operating revenue	4,448	4,103	8,669	8,352

Operating costs and expenses:
Energy:
Cost of sales	1,229	1,286	2,583	2,918
Operating expense	935	857	1,841	1,679
Depreciation and amortization	604	494	1,185	969
Real estate	673	566	1,123	936
Total operating costs and expenses	3,441	3,203	6,732	6,502

Operating income	1,007	900	1,937	1,850

Other income (expense):
Interest expense	(476)	(425)	(948)	(843)
Capitalized interest	22	22	51	51
Allowance for equity funds	30	25	61	52
Interest and dividend income	26	9	52	18
Other, net	10	16	36	23
Total other income (expense)	(388)	(353)	(748)	(699)

Income before income tax expense and equity income	619	547	1,189	1,151
Income tax expense	82	153	205	265
Equity income	30	31	56	46
Net income	567	425	1,040	932
Net income attributable to noncontrolling interests	9	8	13	12
Net income attributable to BHE shareholders	$558	$417	$1,027	$920

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net income	$567	$425	$1,040	$932

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(11), $(1), $(3) and $-	(28)	(3)	(6)	4
Foreign currency translation adjustment	263	102	(161)	131
Unrealized gains (losses) on available-for-sale securities, net of tax of $77, $(37), $190 and $79	116	(56)	282	117
Unrealized (losses) gains on cash flow hedges, net of tax of $(4), $4, $(3) and $13	(7)	6	(6)	19
Total other comprehensive income, net of tax	344	49	109	271

Comprehensive income	911	474	1,149	1,203
Comprehensive income attributable to noncontrolling interests	9	8	13	12
Comprehensive income attributable to BHE shareholders	$902	$466	$1,136	$1,191

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	(Loss) Income, Net	Interests	Equity

Balance, December 31, 2013	77	$—	$6,390	$12,418	$(97)	$105	$18,816
Net income	—	—	—	920	—	8	928
Other comprehensive income	—	—	—	—	271	—	271
Distributions	—	—	—	—	—	(11)	(11)
Other equity transactions	—	—	22	—	—	21	43
Balance, June 30, 2014	77	$—	$6,412	$13,338	$174	$123	$20,047

Balance, December 31, 2014	77	$—	$6,423	$14,513	$(494)	$131	$20,573
Adoption of ASC 853	—	—	—	56	—	11	67
Net income	—	—	—	1,027	—	8	1,035
Other comprehensive income	—	—	—	—	109	—	109
Distributions	—	—	—	—	—	(10)	(10)
Common stock purchases	—	—	(3)	(33)	—	—	(36)
Balance, June 30, 2015	77	$—	$6,420	$15,563	$(385)	$140	$21,738

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,040	$932
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,197	984
Allowance for equity funds	(61)	(52)
Equity income, net of distributions	(20)	(32)
Changes in regulatory assets and liabilities	243	(58)
Deferred income taxes and amortization of investment tax credits	390	579
Other, net	13	62
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(418)	(84)
Derivative collateral, net	5	(36)
Pension and other postretirement benefit plans	(7)	(19)
Accrued property, income and other taxes	1,199	(151)
Accounts payable and other liabilities	(48)	57
Net cash flows from operating activities	3,533	2,182

Cash flows from investing activities:
Capital expenditures	(2,624)	(2,385)
Acquisitions, net of cash acquired	(59)	(246)
Decrease in restricted cash and investments	20	201
Purchases of available-for-sale securities	(102)	(108)
Proceeds from sales of available-for-sale securities	95	82
Equity method investments	(18)	(22)
Other, net	43	(1)
Net cash flows from investing activities	(2,645)	(2,479)

Cash flows from financing activities:
Repayments of BHE senior debt and junior subordinated debentures	(600)	(550)
Common stock purchases	(36)	—
Proceeds from subsidiary debt	1,238	1,272
Repayments of subsidiary debt	(527)	(462)
Net (repayments of) proceeds from short-term debt	(405)	389
Other, net	(43)	(43)
Net cash flows from financing activities	(373)	606

Net change in cash and cash equivalents	515	309
Cash and cash equivalents at beginning of period	617	1,175
Cash and cash equivalents at end of period	$1,132	$1,484

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In July 2015, the FASB decided to defer the effective date one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

ALP is a regulated electric transmission business, headquartered in Calgary, Alberta. ALP owns 7,800 miles of transmission lines and 300 substations in Alberta and operates under a cost-of-service regulatory model, including a forward test year, overseen by the Alberta Utilities Commission ("AUC").

Allocation of Purchase Price

The operations of ALP are subject to the rate-setting authority of the AUC and are accounted for pursuant to GAAP, including the authoritative guidance for regulated operations. The rate-setting and cost recovery provisions establish rates on a cost-of-service basis designed to allow ALP an opportunity to recover its costs of providing service and a return on its investment in rate base. Except for certain assets not currently in rates, the fair value of ALP's assets acquired and liabilities assumed subject to these rate-setting provisions are assumed to approximate their carrying values and, therefore, no fair value adjustments have been reflected related to these amounts.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE, non-recurring transaction costs incurred by both BHE and AltaLink during 2014 and the amortization of the purchase price adjustments each assuming the acquisition had taken place on January 1, 2013 (in millions):

Six-Month Period
Ended June 30, 2014

Operating revenue	$8,632

Net income attributable to BHE shareholders	$944

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of BHE. The information is provisional in nature and subject to change based on final purchase accounting adjustments.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2015	2014
Regulated assets:
Utility generation, distribution and transmission system	5-80 years	$66,158	$64,645
Interstate pipeline assets	3-80 years	6,711	6,660
		72,869	71,305
Accumulated depreciation and amortization		(22,259)	(21,447)
Regulated assets, net		50,610	49,858

Nonregulated assets:
Independent power plants	5-30 years	4,741	4,362
Other assets	3-30 years	824	673
		5,565	5,035
Accumulated depreciation and amortization		(688)	(839)
Nonregulated assets, net		4,877	4,196

Net operating assets		55,487	54,054
Construction work-in-progress		4,413	5,194
Property, plant and equipment, net		$59,900	$59,248

Construction work-in-progress includes $4.2 billion and $4.3 billion as of June 30, 2015 and December 31, 2014, respectively, related to the construction of regulated assets.

(5)    Regulatory Matters

Utah Mine Disposition

Due to quality issues with the coal reserves at PacifiCorp's Deer Creek mine in Utah and rising costs at PacifiCorp's wholly owned subsidiary, Energy West Mining Company, PacifiCorp believes the Deer Creek coal reserves are no longer able to be economically mined. As a result, in December 2014, PacifiCorp filed applications with the Utah Public Service Commission ("UPSC"), the Oregon Public Utility Commission ("OPUC"), the Wyoming Public Service Commission ("WPSC") and the Idaho Public Utilities Commission ("IPUC") seeking certain approvals, prudence determinations and accounting orders to close its Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition"). PacifiCorp also filed an advice letter with the California Public Utilities Commission. In April 2015, PacifiCorp filed all-party settlement stipulations with the UPSC and the WPSC finding that the decision to enter into the Utah Mine Disposition transaction is prudent and in the public interest. The UPSC approved the stipulation in April 2015 and the WPSC approved the stipulation in May 2015. In May 2015, the OPUC issued its final order concluding that the Utah Mine Disposition transaction produces net benefits for customers and is in the public interest. The IPUC also issued an order in May 2015, approving the Utah Mine Disposition and ruling that the decision to enter into the transaction is prudent and in the public interest. Accordingly, in June 2015, PacifiCorp sold the specified Utah mining assets and the replacement and amended coal supply agreements became effective. Refer to Note 13 for discussion of the contractual obligations related to the replacement coal supply agreement. Refer to Note 9 for discussion of the settlement of the other postretirement benefit obligation for UMWA participants. The Deer Creek mine is currently idled and closure activities have begun.

(6)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2015	2014
Investments:
BYD Company Limited common stock	$1,351	$881
Rabbi trusts	382	386
Other	149	126
Total investments	1,882	1,393

Equity method investments:
Electric Transmission Texas, LLC	557	515
Bridger Coal Company	186	192
Other	164	161
Total equity method investments	907	868

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	426	424
Other	199	233
Total restricted cash and investments	625	657

Total investments and restricted cash and investments	$3,414	$2,918

Reflected as:
Current assets	$118	$115
Noncurrent assets	3,296	2,803
Total investments and restricted cash and investments	$3,414	$2,918

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). As of June 30, 2015 and December 31, 2014, the fair value of BHE's investment in BYD Company Limited common stock was $1.4 billion and $881 million, respectively, which resulted in a pre-tax unrealized gain of $1.1 billion and $649 million as of June 30, 2015 and December 31, 2014, respectively.

(7)	Recent Financing Transactions

Long-Term Debt

In June 2015, BHE repaid at par value $600 million, plus accrued interest, of its junior subordinated debentures due December 2043.

In June 2015, PacifiCorp issued $250 million of its 3.35% First Mortgage Bonds due July 2025. The net proceeds were used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt.

In June 2015, ALP issued C$350 million of its 4.09% Series 2015-1 Medium-Term Notes due June 2045. The net proceeds were used to repay short-term debt.

In April 2015, Northern Powergrid (Yorkshire) plc issued £150 million of its 2.50% Bonds due April 2025. The net proceeds were used for general corporate purposes, including the repayment of short-term debt.

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

In March 2015, AltaLink Investments, L.P. issued C$200 million of its 2.244% Series 15-1 Senior Bonds due March 2022. The net proceeds were used to repay short-term debt, provide equity to ALP and for general corporate purposes.

Credit Facilities

In March 2015, Topaz Solar Farms LLC amended its $345 million letter of credit facility reducing the amount available to $326 million and extending the maturity date to March 2025. As of June 30, 2015, Topaz had $316 million of letters of credit issued under this facility.

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

As of June 30, 2015, PacifiCorp had $428 million of fully available letters of credit issued under committed arrangements to support variable-rate tax-exempt bond obligations, of which $56 million were issued under credit facilities.

(8)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(13)	(6)	(12)	(11)
State income tax, net of federal income tax benefit	1	2	1	2
Income tax effect of foreign income and credits	(8)	(3)	(6)	(3)
Equity income	2	2	2	1
Other, net	(4)	(2)	(3)	(1)
Effective income tax rate	13%	28%	17%	23%

Income tax credits relate primarily to production tax credits from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp, Bishop Hill Energy II LLC and Jumbo Road Holdings, LLC. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Berkshire Hathaway includes the Company in its United States federal income tax return. For the six-month periods ended June 30, 2015 and 2014, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $1.4 billion and $187 million, respectively.

(9)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Pension:
Service cost	$8	$9	$16	$17
Interest cost	31	33	61	66
Expected return on plan assets	(43)	(41)	(85)	(82)
Net amortization	15	9	28	20
Net periodic benefit cost	$11	$10	$20	$21

Other postretirement:
Service cost	$2	$4	$6	$7
Interest cost	9	12	16	23
Expected return on plan assets	(11)	(12)	(23)	(25)
Net amortization	(3)	(1)	(6)	(2)
Net periodic benefit cost	$(3)	$3	$(7)	$3

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $34 million and $1 million, respectively, during 2015. As of June 30, 2015, $6 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Utah Mine Disposition and Labor Agreement

In conjunction with the Utah Mine Disposition described in Note 5, in December 2014, Energy West Mining Company reached a labor settlement with the UMWA covering union employees at PacifiCorp's Deer Creek mining operations. As a result of the labor settlement, the UMWA agreed to assume PacifiCorp's other postretirement benefit obligation associated with UMWA plan participants in exchange for PacifiCorp transferring $150 million to a fund managed by the UMWA. Transfer of the assets and settlement of this obligation occurred in May 2015 and resulted in a remeasurement of the other postretirement plan assets and benefit obligation. As a result of the remeasurement, PacifiCorp recognized a $9 million settlement loss, with the portion that is probable of recovery deferred as a regulatory asset.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Service cost	$6	$6	$12	$12
Interest cost	20	24	40	48
Expected return on plan assets	(29)	(32)	(58)	(63)
Net amortization	16	14	32	27
Net periodic benefit cost	$13	$12	$26	$24

Employer contributions to the United Kingdom pension plan are expected to be £49 million during 2015. As of June 30, 2015, £25 million, or $39 million, of contributions had been made to the United Kingdom pension plan.

(10)    Asset Retirement Obligations

In December 2014, the United States Environmental Protection Agency released its final rule regulating the management and disposal of coal combustion byproducts resulting from the operation of coal-fueled generating facilities, including requirements for the operation and closure of surface impoundment and ash landfill facilities. The final rule was published in the Federal Register in April 2015 and will be effective in October 2015. As of June 30, 2015 and December 31, 2014, the Company's asset retirement obligations totaled $806 million and $687 million, respectively, and the change was substantially due to the impacts of the final rule.

(11)	Risk Management and Hedging Activities

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 12 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2015
Not designated as hedging contracts:
Commodity assets(1)	$32	$72	$16	$—	$120
Commodity liabilities(1)	(4)	—	(117)	(165)	(286)
Interest rate assets	15	—	—	—	15
Interest rate liabilities	—	—	(5)	(3)	(8)
Total	43	72	(106)	(168)	(159)

Designated as hedging contracts:
Commodity assets	1	—	2	2	5
Commodity liabilities	—	—	(24)	(20)	(44)
Interest rate assets	—	—	—	—	—
Interest rate liabilities	—	—	(2)	—	(2)
Total	1	—	(24)	(18)	(41)

Total derivatives	44	72	(130)	(186)	(200)
Cash collateral receivable	—	—	40	49	89
Total derivatives - net basis	$44	$72	$(90)	$(137)	$(111)

As of December 31, 2014
Not designated as hedging contracts:
Commodity assets(1)	$47	$66	$21	$1	$135
Commodity liabilities(1)	(11)	—	(146)	(134)	(291)
Interest rate assets	4	—	—	—	4
Interest rate liabilities	—	—	(2)	(4)	(6)
Total	40	66	(127)	(137)	(158)

Designated as hedging contracts:
Commodity assets	1	—	5	2	8
Commodity liabilities	—	—	(27)	(17)	(44)
Interest rate assets	—	1	—	—	1
Interest rate liabilities	—	—	(4)	—	(4)
Total	1	1	(26)	(15)	(39)

Total derivatives	41	67	(153)	(152)	(197)
Cash collateral receivable	—	—	56	19	75
Total derivatives - net basis	$41	$67	$(97)	$(133)	$(122)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2015 and December 31, 2014, a net regulatory asset of $233 million and $223 million, respectively, was recorded related to the net derivative liability of $166 million and $156 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Beginning balance	$255	$159	$223	$182
Changes in fair value recognized in net regulatory assets	(3)	(11)	57	(7)
Net (losses) gains reclassified to operating revenue	(2)	(5)	7	(35)
Net (losses) gains reclassified to cost of sales	(17)	(1)	(54)	2
Ending balance	$233	$142	$233	$142

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Beginning balance	$27	$(12)	$32	$12
Changes in fair value recognized in OCI	25	(18)	17	(77)
Net gains reclassified to operating revenue	2	—	3	—
Net (losses) gains reclassified to cost of sales	(16)	5	(14)	40
Ending balance	$38	$(25)	$38	$(25)

Certain derivative contracts, principally interest rate locks, have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2015 and 2014, hedge ineffectiveness was insignificant. As of June 30, 2015, the Company had cash flow hedges with expiration dates extending through December 2019 and $22 million of pre-tax net unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2015	2014
Electricity purchases	Megawatt hours	10	6
Natural gas purchases	Decatherms	318	308
Fuel purchases	Gallons	7	2
Interest rate swaps	US$	432	443
Mortgage sale commitments, net	US$	(532)	(264)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $256 million and $243 million as of June 30, 2015 and December 31, 2014, respectively, for which the Company had posted collateral of $58 million and $28 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2015 and December 31, 2014, the Company would have been required to post $186 million and $182 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(12)	Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2015
Assets:
Commodity derivatives	$—	$38	$87	$(24)	$101
Interest rate derivatives	—	8	7	—	15
Mortgage loans held for sale	—	566	—	—	566
Money market mutual funds(2)	877	—	—	—	877
Debt securities:
United States government obligations	131	—	—	—	131
International government obligations	—	3	—	—	3
Corporate obligations	—	40	—	—	40
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	45	—	45
Equity securities:
United States companies	239	—	—	—	239
International companies	1,357	—	—	—	1,357
Investment funds	160	—	—	—	160
	$2,764	$660	$139	$(24)	$3,539
Liabilities:
Commodity derivatives	$(12)	$(265)	$(53)	$113	$(217)
Interest rate derivatives	—	(8)	(2)	—	(10)
	$(12)	$(273)	$(55)	$113	$(227)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2014
Assets:
Commodity derivatives	$1	$48	$94	$(40)	$103
Interest rate derivatives	—	5	—	—	5
Mortgage loans held for sale	—	279	—	—	279
Money market mutual funds(2)	320	—	—	—	320
Debt securities:
United States government obligations	136	—	—	—	136
International government obligations	—	1	—	—	1
Corporate obligations	—	39	—	—	39
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Auction rate securities	—	—	45	—	45
Equity securities:
United States companies	238	—	—	—	238
International companies	886	—	—	—	886
Investment funds	137	—	—	—	137
	$1,718	$376	$139	$(40)	$2,193
Liabilities:
Commodity derivatives	$(18)	$(274)	$(43)	$115	$(220)
Interest rate derivatives	—	(10)	—	—	(10)
	$(18)	$(284)	$(43)	$115	$(230)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $89 million and $75 million as of June 30, 2015 and December 31, 2014, respectively.

(2)
Amounts are included in cash and cash equivalents; other current assets; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 11 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods			Six-Month Periods
	Ended June 30,			Ended June 30,
		Interest	Auction		Interest	Auction
	Commodity	Rate	Rate	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities	Derivatives	Derivatives	Securities
2015:
Beginning balance	$49	$8	$44	$51	$—	$45
Changes included in earnings	3	24	—	11	45	—
Changes in fair value recognized in OCI	(4)	—	1	(3)	—	—
Changes in fair value recognized in net regulatory assets	(14)	—	—	(17)	—	—
Purchases	1	—	—	1	—	—
Settlements	(1)	(27)	—	(9)	(43)	—
Transfers from Level 2	—	—	—	—	3	—
Ending balance	$34	$5	$45	$34	$5	$45

2014:
Beginning balance	$13	$—	$45	$60	$—	$44
Changes included in earnings	(4)	—	—	(21)	—	—
Changes in fair value recognized in OCI	1	—	1	4	—	2
Changes in fair value recognized in net regulatory assets	(2)	—	—	—	—	—
Settlements	1	—	—	1	—	—
Transfers from Level 2	—	—	—	(35)	—	—
Ending balance	$9	$—	$46	$9	$—	$46

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

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$38,522	$42,676	$38,649	$43,863

(13)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. In May 2012, the Plaintiff filed a motion seeking exemplary damages. Under the Utah Uniform Trade Secrets law, the judge may award exemplary damages in an additional amount not to exceed twice the original award. The Plaintiff also filed a motion to seek recovery of attorneys' fees in an amount equal to 40% of all amounts ultimately awarded in the case. In October 2012, PacifiCorp filed post-trial motions for a judgment notwithstanding the verdict and a new trial. As a result of a hearing in December 2012, the trial judge denied PacifiCorp's post-trial motions with the exception of reducing the aggregate amount of damages to $113 million. In January 2013, the Plaintiff filed a motion for prejudgment interest. An initial judgment was entered in April 2013 in which the trial judge denied the Plaintiff's motions for exemplary damages and prejudgment interest and ruled that PacifiCorp must pay the Plaintiff's attorneys' fees based on applying a reasonable rate to hours worked. In May 2013, a final judgment was entered against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments are scheduled for September 2015. As of June 30, 2015, PacifiCorp had accrued $120 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process, which could take as long as several years.

Commitments

As a result of the Utah Mine Disposition discussed in Note 5, PacifiCorp's replacement coal supply agreement for one of its generating facilities became effective in June 2015. Also during the three-month period ended June 30, 2015, PacifiCorp entered into several purchased electricity contracts from facilities that have not yet achieved commercial operation. These coal supply and purchased electricity contracts result in minimum future purchases of $70 million in 2016, $112 million in 2017, $127 million in 2018, $127 million in 2019 and $1.601 billion in 2020 and thereafter.

The Solar Star Projects, which are a combined 579-MW solar project in California, were placed in-service in June 2015. BHE committed to provide Solar Star Funding, LLC and its subsidiaries with equity to fund the costs of the Solar Star Projects in an amount up to $2.75 billion, less, among other things, the gross proceeds of long-term debt issuances, project revenue prior to completion and the total equity contributions made by BHE or its subsidiaries. As of June 30, 2015, the remaining equity commitment for the Solar Star Projects is $426 million. If BHE does not maintain a minimum credit rating from two of the following three ratings agencies of at least BBB- from Standard & Poor's Ratings Services or Fitch Ratings or Baa3 from Moody's Investors Service, BHE's obligation under the equity commitment agreement would be supported by cash collateral or a letter of credit issued by a financial institution that meets certain minimum criteria specified in the financing document. Upon reaching the project completion date of the Solar Star Projects, BHE will have no further obligation to make any equity contributions and any unused equity contribution obligation will be canceled under the equity commitment agreement.

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

(14)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains on	Attributable
	Retirement	Translation	For-Sale	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2013	$(559)	$(98)	$524	$36	$(97)
Other comprehensive income	4	131	117	19	271
Balance, June 30, 2014	$(555)	$33	$641	$55	$174

Balance, December 31, 2014	$(490)	$(412)	$390	$18	$(494)
Other comprehensive (loss) income	(6)	(161)	282	(6)	109
Balance, June 30, 2015	$(496)	$(573)	$672	$12	$(385)

Reclassifications from AOCI to net income for the periods ended June 30, 2015 and 2014 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 11. Additionally, refer to the "Foreign Operations" discussion in Note 9 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(15)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue:
PacifiCorp	$1,269	$1,243	$2,519	$2,531
MidAmerican Funding	797	775	1,748	2,005
NV Energy	835	795	1,541	1,433
Northern Powergrid	263	324	587	641
BHE Pipeline Group	208	226	540	612
BHE Transmission	150	—	275	—
BHE Renewables	190	145	314	214
HomeServices	758	617	1,206	975
BHE and Other(1)	(22)	(22)	(61)	(59)
Total operating revenue	$4,448	$4,103	$8,669	$8,352

Depreciation and amortization:
PacifiCorp	$196	$183	$390	$366
MidAmerican Funding	99	86	199	170
NV Energy	103	95	204	187
Northern Powergrid	50	50	98	98
BHE Pipeline Group	50	50	100	98
BHE Transmission	53	—	91	—
BHE Renewables	56	32	105	53
HomeServices	6	8	12	15
BHE and Other(1)	(3)	(2)	(2)	(3)
Total depreciation and amortization	$610	$502	$1,197	$984

Operating income:
PacifiCorp	$327	$343	$600	$635
MidAmerican Funding	122	51	229	204
NV Energy	178	179	299	286
Northern Powergrid	130	178	323	359
BHE Pipeline Group	56	29	256	259
BHE Transmission	58	(2)	104	(4)
BHE Renewables	66	80	72	109
HomeServices	85	51	83	39
BHE and Other(1)	(15)	(9)	(29)	(37)
Total operating income	1,007	900	1,937	1,850
Interest expense	(476)	(425)	(948)	(843)
Capitalized interest	22	22	51	51
Allowance for equity funds	30	25	61	52
Interest and dividend income	26	9	52	18
Other, net	10	16	36	23
Total income before income tax expense and equity income	$619	$547	$1,189	$1,151

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Interest expense:
PacifiCorp	$95	$99	$190	$195
MidAmerican Funding	50	51	100	97
NV Energy	65	71	128	141
Northern Powergrid	36	38	71	76
BHE Pipeline Group	17	19	35	38
BHE Transmission	37	—	73	—
BHE Renewables	49	41	95	82
HomeServices	1	1	2	2
BHE and Other(1)	126	105	254	212
Total interest expense	$476	$425	$948	$843

	As of
	June 30,	December 31,
	2015	2014
Total assets:
PacifiCorp	$23,530	$23,466
MidAmerican Funding	15,672	15,368
NV Energy	14,457	14,454
Northern Powergrid	7,438	7,076
BHE Pipeline Group	4,896	4,968
BHE Transmission	8,005	7,992
BHE Renewables	5,712	6,123
HomeServices	2,053	1,629
BHE and Other(1)	1,593	1,228
Total assets	$83,356	$82,304

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Operating revenue by country:
United States	$4,032	$3,751	$7,801	$7,656
United Kingdom	263	324	587	639
Canada	153	6	280	10
Philippines and other	—	22	1	47
Total operating revenue by country	$4,448	$4,103	$8,669	$8,352

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Income (loss) before income tax expense and equity income by country:
United States	$465	$396	$823	$843
United Kingdom	102	142	266	285
Canada	43	(3)	78	(4)
Philippines and other	9	12	22	27
Total income (loss) before income tax expense and equity income by country	$619	$547	$1,189	$1,151

(1)	The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2015 (in millions):

					BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2014	$1,129	$2,102	$2,369	$1,100	$127	$1,657	$95	$761	$3	$9,343
Acquisitions	—	—	—	—	—	31	—	—	—	31
Foreign currency translation	—	—	—	7	—	(118)	—	—	—	(111)
Other	—	—	—	—	(13)	—	—	—	—	(13)
June 30, 2015	$1,129	$2,102	$2,369	$1,107	$114	$1,570	$95	$761	$3	$9,250

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2015 and 2014

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Net income attributable to BHE shareholders:
PacifiCorp	$172	$184	$(12)	(7)%	$306	$340	$(34)	(10)%
MidAmerican Funding	129	30	99	*	228	185	43	23
NV Energy	78	78	—	—	122	105	17	16
Northern Powergrid	77	109	(32)	(29)	204	221	(17)	(8)
BHE Pipeline Group	24	9	15	*	136	139	(3)	(2)
BHE Transmission	48	13	35	*	91	22	69	*
BHE Renewables	35	30	5	17	35	31	4	13
HomeServices	49	29	20	69	47	21	26	*
BHE and Other	(54)	(65)	11	17	(142)	(144)	2	1
Total net income attributable to BHE shareholders	$558	$417	$141	34	$1,027	$920	$107	12

*    Not meaningful

Net income attributable to BHE shareholders increased $141 million for the second quarter of 2015 compared to 2014 due to the following:

•
PacifiCorp's net income decreased due to the prior year recognition of expected insurance recoveries for fire claims, higher depreciation and amortization of $13 million and lower AFUDC of $8 million, partially offset by higher margins of $33 million. Margins increased primarily due to higher retail rates and higher retail customer load from hot weather in June 2015, partially offset by lower renewable energy credit revenue and lower wholesale electricity revenue.

•
MidAmerican Funding's net income increased due to higher margins of $53 million, substantially from changes in electric retail rates and rate structure and lower energy costs, higher recognized production tax credits of $43 million and other income tax benefits, lower fossil-fueled generation maintenance of $21 million and a one-time refund of $8 million to natural gas customers in 2014 of insurance recoveries related to environmental matters, partially offset by higher depreciation and amortization of $13 million due to wind-powered generation and other plant placed in-service, lower AFUDC of $6 million and higher income taxes on greater pre-tax income.

•
NV Energy's net income was flat as the higher regulated electric margins of $12 million and lower interest expense of $6 million were offset by higher depreciation and amortization of $8 million and higher operating expense of $5 million.

•	Northern Powergrid's net income decreased due to lower tariff rates, the stronger United States dollar of $8 million and higher distribution related costs.

•
BHE Pipeline Group's net income increased due to lower losses on gas sales of $16 million related to system balancing activities, which were unusually high in 2014 due to weather, higher transportation revenue and lower operating expense.

•	BHE Transmission's net income increased $35 million due to the acquisition of AltaLink on December 1, 2014.

•
BHE Renewables' net income increased due to additional solar capacity placed in-service and a favorable change in the valuation of a power purchase agreement derivative, partially offset by lower earnings at CE Generation and lower wind generation at existing projects.

•
HomeServices' net income increased due to higher earnings at existing businesses from an increase in closed brokerage units, home sales prices and closed title units, and positive results at newly acquired businesses.

•	BHE and Other net loss improved due primarily to favorable United States income taxes on foreign earnings, partially offset by higher interest expense of $23 million.

Net income attributable to BHE shareholders increased $107 million for the first six months of 2015 compared to 2014 due to the following:

•
PacifiCorp's net income decreased due to the prior year recognition of expected insurance recoveries for fire claims, higher depreciation and amortization of $24 million and lower AFUDC of $16 million, partially offset by higher margins of $23 million. Margins increased primarily due to higher retail rates and lower natural gas generation, partially offset by lower wholesale electricity revenue volumes, higher coal costs and generation, lower renewable energy credit revenue and lower retail customer load.

•
MidAmerican Funding's net income increased due to higher regulated electric margins of $51 million from changes in electric retail rates and rate structure, lower energy costs and higher transmission revenue related to MidAmerican Energy's Multi-Value Projects, lower fossil-fueled generation maintenance of $21 million, higher recognized production tax credits of $16 million and a one-time refund of $8 million to natural gas customers in 2014 of insurance recoveries related to environmental matters, partially offset by higher depreciation and amortization of $29 million due to wind-powered generation and other plant placed in-service, lower AFUDC of $12 million and lower natural gas margins of $6 million primarily from colder than normal winter temperatures in 2014.

•
NV Energy's net income increased due to higher regulated electric margins of $34 million and lower interest expense of $13 million, partially offset by higher depreciation and amortization of $17 million and higher operating expense of $7 million.

•	Northern Powergrid's net income decreased due to the stronger United States dollar of $20 million.

•
BHE Transmission's net income increased due to the acquisition of AltaLink on December 1, 2014 totaling $64 million and higher equity earnings at Electric Transmission Texas, LLC due to continued investment and additional plant placed in-service.

•
BHE Renewables' net income increased due to higher operating income at the Topaz Project with the plant fully online in 2015 and a favorable change in the valuation of a power purchase agreement derivative, partially offset by lower earnings at CE Generation and lower wind generation at existing projects.

•
HomeServices' net income increased due to higher earnings at existing businesses from an increase in closed brokerage units, home sales prices and closed title units, and positive results at newly acquired businesses.

•
BHE and Other net loss improved due primarily to favorable United States income taxes on foreign earnings and lower other operating expenses, partially offset by higher interest expense of $47 million.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Operating revenue:
PacifiCorp	$1,269	$1,243	$26	2%	$2,519	$2,531	$(12)	—%
MidAmerican Funding	797	775	22	3	1,748	2,005	(257)	(13)
NV Energy	835	795	40	5	1,541	1,433	108	8
Northern Powergrid	263	324	(61)	(19)	587	641	(54)	(8)
BHE Pipeline Group	208	226	(18)	(8)	540	612	(72)	(12)
BHE Transmission	150	—	150	*	275	—	275	*
BHE Renewables	190	145	45	31	314	214	100	47
HomeServices	758	617	141	23	1,206	975	231	24
BHE and Other	(22)	(22)	—	—	(61)	(59)	(2)	(3)
Total operating revenue	$4,448	$4,103	$345	8	$8,669	$8,352	$317	4

Operating income:
PacifiCorp	$327	$343	$(16)	(5)%	$600	$635	$(35)	(6)%
MidAmerican Funding	122	51	71	*	229	204	25	12
NV Energy	178	179	(1)	(1)	299	286	13	5
Northern Powergrid	130	178	(48)	(27)	323	359	(36)	(10)
BHE Pipeline Group	56	29	27	93	256	259	(3)	(1)
BHE Transmission	58	(2)	60	*	104	(4)	108	*
BHE Renewables	66	80	(14)	(18)	72	109	(37)	(34)
HomeServices	85	51	34	67	83	39	44	*
BHE and Other	(15)	(9)	(6)	(67)	(29)	(37)	8	22
Total operating income	$1,007	$900	$107	12	$1,937	$1,850	$87	5

*    Not meaningful

PacifiCorp

Operating revenue increased $26 million for the second quarter of 2015 compared to 2014 due to higher retail revenue of $69 million, partially offset by lower wholesale and other revenue of $43 million. The increase in retail revenue was due to higher retail rates of $50 million and higher retail customer load of $19 million. Customer load increased 1.6% due to the impacts of hot weather in June 2015 on residential and commercial customers and an increase in the average number of residential and commercial customers primarily in Utah, partially offset by lower residential customer usage in Utah and lower irrigation customer usage primarily in Idaho. Wholesale and other revenue decreased due to lower renewable energy credit revenue of $23 million, lower average wholesale volumes of $11 million and lower average wholesale prices of $6 million.

Operating income decreased $16 million for the second quarter of 2015 compared to 2014 due to the prior year recognition of expected insurance recoveries for fire claims and higher depreciation and amortization of $13 million, partially offset by higher margins of $33 million. Margins increased due to the higher operating revenue and lower energy costs of $7 million. Energy costs decreased due to lower natural gas generation and a lower average cost of natural gas, partially offset by higher coal generation and a higher average cost of coal.

Operating revenue decreased $12 million for the first six months of 2015 compared to 2014 due to lower wholesale and other revenue of $61 million, partially offset by higher retail revenue of $49 million. The increase in retail revenue was due to higher retail rates of $74 million, partially offset by lower retail customer load of $25 million. Customer load decreased 1.0% due to lower residential, irrigation and commercial customer usage, partially offset by an increase in the average number of residential customers in Utah and Oregon and an increase in the average number of commercial customers in Utah. The impacts of the hot weather in June 2015 on residential and commercial customers were largely offset by the impacts of mild weather in the first quarter of 2015 on residential and commercial customers primarily in Oregon and Washington. Wholesale and other revenue decreased due to lower wholesale volumes of $30 million and lower renewable energy credit revenue of $29 million.

Operating income decreased $35 million for the first six months of 2015 compared to 2014 due to the prior year recognition of insurance recoveries for fire claims and higher depreciation and amortization of $24 million primarily due to higher plant in-service including the Lake Side 2 natural gas-fueled generating facility placed in-service in May 2014, partially offset by higher margins of $23 million. Margins increased due to lower energy costs of $35 million, partially offset by the lower operating revenue. Energy costs decreased due to lower natural gas generation, lower average cost of purchased electricity and lower natural gas prices, partially offset by higher purchased electricity volumes, lower net deferrals of incurred net power costs and higher coal costs and generation.

MidAmerican Funding

Operating revenue increased $22 million for the second quarter of 2015 compared to 2014 due to higher regulated electric operating revenue of $35 million and higher nonregulated and other operating revenue of $12 million, partially offset by lower regulated natural gas operating revenue of $25 million. Regulated electric operating revenue increased due to higher retail revenue of $28 million and higher wholesale and other revenue of $7 million. Retail revenue increased due to $36 million from higher electric rates primarily in Iowa and $6 million from higher recoveries through adjustment clauses, which is substantially offset in operating expense, partially offset by $9 million from milder temperatures and $5 million from non-weather-related customer load factors. The increase in Iowa electric rates reflects higher retail rates and changes in rate structure related to seasonal pricing that were effective with the implementation of the final base rates in August 2014 and result in a greater differential between higher rates from June to September and lower rates in the remaining months. Electric retail customer load decreased 2.2% compared to 2014 as a result of milder temperatures, partially offset by strong industrial growth. Electric wholesale and other revenue increased due to higher wholesale volumes of $21 million and higher transmission revenue of $5 million related to MidAmerican Energy's Multi-Value Projects, partially offset by lower average wholesale prices of $18 million. Nonregulated and other operating revenue increased due to higher electricity volumes and prices, partially offset by lower natural gas prices and volumes. Regulated natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $34 million, which is offset in cost of sales, and 15.2% lower retail sales volumes from warmer temperatures in 2015, partially offset by higher wholesale volumes and other retail usage factors.

Operating income increased $71 million for the second quarter of 2015 compared to 2014 due to higher regulated electric operating income of $60 million, higher regulated natural gas operating income of $7 million and higher nonregulated and other operating income of $4 million. Regulated electric operating income increased due to the higher retail rates and changes in rate structure related to seasonal pricing, lower fossil-fueled generation maintenance from planned major outages in 2014 of $21 million and lower energy costs of $16 million from lower purchased power costs and a lower average cost of fuel for generation, partially offset by higher depreciation and amortization of $13 million due to wind generation and other plant placed in-service. Regulated natural gas operating income increased due to a one-time refund of $8 million to customers in 2014 of insurance recoveries related to environmental matters. Nonregulated and other operating income increased primarily due to higher average margins per unit sold on higher electricity sales volumes.

Operating revenue decreased $257 million for the first six months of 2015 compared to 2014 due to lower regulated natural gas operating revenue of $241 million and lower nonregulated and other operating revenue of $27 million, partially offset by higher regulated electric operating revenue of $11 million. Regulated natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $228 million, which is offset in cost of sales, and 14.3% lower retail sales volumes primarily from colder than normal winter temperatures in 2014, partially offset by higher wholesale volumes. Nonregulated and other operating revenue decreased due to lower natural gas prices and volumes, partially offset by higher electricity volumes and prices. Regulated electric operating revenue increased due to higher retail revenue of $24 million, partially offset by lower wholesale and other revenue of $13 million. Retail revenue increased due to $21 million from higher recoveries through adjustment clauses, which is substantially offset in operating expense, and $19 million from higher electric rates primarily in Iowa, partially offset by $19 million from milder temperatures compared to the first six months of 2014. Electric retail customer load decreased 0.7% compared to 2014 as a result of milder temperatures, partially offset by strong industrial growth. Electric wholesale and other revenue decreased due to lower average wholesale prices of $39 million, partially offset by higher wholesale volumes of $21 million and higher transmission revenue of $10 million related to MidAmerican Energy's Multi-Value Projects.

Operating income increased $25 million for the first six months of 2015 compared to 2014 due to higher regulated electric operating income of $30 million, partially offset by lower regulated natural gas operating income of $4 million and lower nonregulated and other operating income of $1 million. Regulated electric operating income increased due to the higher retail rates, lower energy costs of $40 million from lower purchased power costs and a lower average cost of fuel for generation, and lower fossil-fueled generation maintenance from the planned major outages in 2014 of $21 million, partially offset by higher depreciation and amortization of $28 million due to wind generation and other plant placed in-service and changes in retail rate structure related to seasonal pricing. Regulated natural gas operating income decreased due to lower retail sales volumes, partially offset by a one-time refund of $8 million to customers in 2014 of insurance recoveries related to environmental matters.

NV Energy

Operating revenue increased $40 million for the second quarter of 2015 compared to 2014 due primarily to higher regulated electric operating revenue of $35 million. Regulated electric operating revenue increased due to higher retail revenue of $28 million and higher wholesale and other revenue of $7 million. Retail revenue was higher due to $30 million from higher retail rates as a result of deferred energy adjustment mechanisms and a rate design change from the 2014 Nevada Power general rate case effective in January 2015, $8 million from higher energy efficiency rate revenue and $6 million from higher customer growth, partially offset by $14 million from lower customer usage primarily due to the impacts of weather. Electric retail customer load decreased 1.4% compared to 2014.

Operating income decreased $1 million for the second quarter of 2015 compared to 2014 due to higher regulated electric margins of $12 million from the higher regulated electric operating revenue, partially offset by higher energy costs of $23 million. Energy costs increased due to higher net deferred power costs of $86 million, higher natural gas generation and a higher average cost of coal, partially offset by a lower average cost of natural gas and lower coal generation. Additionally, operating income decreased due to higher depreciation and amortization of $8 million due to higher regulatory amortizations and higher operating expense of $5 million.

Operating revenue increased $108 million for the first six months of 2015 compared to 2014 due to higher regulated electric operating revenue of $97 million and higher regulated natural gas operating revenue of $11 million due primarily to a rate change. Regulated electric operating revenue increased due to higher retail revenue of $86 million and higher wholesale and other revenue of $11 million. Retail revenue was higher due to $62 million from higher retail rates as a result of deferred energy adjustment mechanisms and a rate design change from the 2014 Nevada Power general rate case effective in January 2015, $17 million from higher customer growth and $15 million of higher energy efficiency rate revenue, partially offset by lower customer usage primarily due to the impacts of weather. Electric retail customer load increased 1.0% compared to 2014.

Operating income increased $13 million for the first six months of 2015 compared to 2014 due to higher regulated electric margins of $34 million from the higher regulated electric operating revenue, partially offset by higher energy costs of $63 million. Energy costs increased due to higher net deferred power costs of $173 million, higher natural gas generation and higher purchased electricity of $6 million, partially offset by lower coal generation and a lower average cost of natural gas and coal. The higher regulated electric margins were partially offset by higher depreciation and amortization of $17 million due to higher regulatory amortizations and higher operating expense of $7 million.

Northern Powergrid

Operating revenue decreased $61 million for the second quarter of 2015 compared to 2014 due to lower distribution revenue of $30 million and the stronger United States dollar of $26 million. Distribution revenue decreased due to lower tariff rates of mainly reflecting the impact of the new price control period effective April 1, 2015. Operating income decreased $48 million for the second quarter of 2015 compared to 2014 due to the lower distribution revenue, the stronger United States dollar of $13 million and higher distribution related costs of $6 million.

Operating revenue decreased $54 million for the first six months of 2015 compared to 2014 due to the stronger United States dollar of $56 million and lower contracting revenue of $7 million, partially offset by higher distribution revenue of $9 million. Distribution revenue increased due to the recovery of the December 2013 customer rebate totaling $13 million, partially offset by lower tariff rates. Operating income decreased $36 million for the first six months of 2015 compared to 2014 mainly due to the stronger United States dollar of $31 million and higher distribution related costs of $9 million.

BHE Pipeline Group

Operating revenue decreased $18 million for the second quarter of 2015 compared to 2014 due to lower gas sales of $20 million related to system balancing activities, partially offset by higher transportation revenue. Operating income increased $27 million for the second quarter of 2015 compared to 2014 due to lower losses on gas sales of $16 million related to system balancing activities, which were unusually high in 2014 due to weather, the higher transportation revenue and lower operating expense of $6 million.
Operating revenue decreased $72 million for the first six months of 2015 compared to 2014 due to lower gas sales of $68 million related to system and operational balancing activities. Operating income decreased $3 million for the first six months of 2015 compared to 2014 due to higher depreciation. The lower revenue related to system and operational balancing activities was offset by lower costs of gas sold.
BHE Transmission

AltaLink was acquired on December 1, 2014, and its results are included in the consolidated results beginning as of that date. Operating revenue and operating income for the second quarter of 2015 from AltaLink was $150 million and $57 million, respectively. Operating revenue and operating income for the first six months of 2015 from AltaLink was $275 million and $104 million, respectively.

BHE Renewables

Operating revenue increased $45 million for the second quarter of 2015 compared to 2014 due to an increase of $39 million as additional solar capacity was placed in-service, an increase from the acquisition of the remaining 50% interest in CE Generation in June 2014 of $23 million, a favorable change in the valuation of a power purchase agreement derivative of $7 million and the Jumbo Road Project of $4 million as it reached commercial operation in April 2015, partially offset by a $22 million decrease at CalEnergy Philippines and lower wind generation at existing projects. CalEnergy Philippines operating revenue decreased due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 853, "Service Concession Arrangements" ("ASC 853") on January 1, 2015, which resulted in the elimination of recognizing the guaranteed water and energy delivery fees in operating revenue and the establishment of a financial asset with a related recognition of interest income.

Operating income decreased $14 million for the second quarter of 2015 compared to 2014 as the higher operating revenue was more than offset by higher operating expense of $35 million and higher depreciation and amortization of $24 million. Operating expense increased due to $28 million from the CE Generation acquisition and $4 million from additional solar capacity placed in-service. Depreciation and amortization increased due to $14 million from the CE Generation acquisition, $12 million from additional solar capacity placed in-service and $4 million for the Jumbo Road Project, partially offset by a $6 million decrease at CalEnergy Philippines due to the adoption of ASC 853, which reclassed a portion of property, plant and equipment to a financial asset.

Operating revenue increased $100 million for the first six months of 2015 compared to 2014 due to an increase of $73 million as additional solar capacity was placed in-service, an increase from the CE Generation acquisition of $55 million and a favorable change in the valuation of a power purchase agreement derivative of $24 million, partially offset by a $43 million decrease at CalEnergy Philippines due to the adoption of ASC 853 and lower wind generation at existing projects.

Operating income decreased $37 million for the first six months of 2015 compared to 2014 as the higher operating revenue was more than offset by higher operating expense of $86 million and higher depreciation and amortization of $52 million. Operating expense increased due to $69 million from the CE Generation acquisition, $8 million from additional solar capacity placed in-service and higher project acquisition costs of $6 million. Depreciation and amortization increased due to $33 million from the CE Generation acquisition, $25 million from additional solar capacity placed in-service and $4 million for the Jumbo Road Project, partially offset by an $11 million decrease at CalEnergy Philippines.

HomeServices

Operating revenue increased $141 million for the second quarter of 2015 compared to 2014 due to a 12.5% increase in closed brokerage units and a 6.4% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $98 million and an increase in acquired businesses totaling $43 million. The increase in existing businesses reflects an 11.4% increase in closed brokerage units and a 4.5% increase in average home sales prices. Operating income increased $34 million for the second quarter of 2015 compared to 2014 due to higher revenues offset by higher costs, primarily commission expense, at existing businesses of $28 million and higher earnings at acquired businesses of $6 million.
Operating revenue increased $231 million for the first six months of 2015 compared to 2014 due to a 12.6% increase in closed brokerage units and a 7.9% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $138 million and an increase in acquired businesses totaling $93 million. The increase in existing businesses reflects a 10.6% increase in closed brokerage units and a 4.1% increase in average home sales prices. Operating income increased $44 million for the first six months of 2015 compared to 2014 due to higher revenues offset by higher costs, primarily commission expense, at existing businesses of $37 million and higher earnings at acquired businesses of $7 million.
BHE and Other

Operating loss increased $6 million for the second quarter and improved $8 million for the first six months of 2015 compared to 2014 due primarily to changes in other operating expense.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change

Subsidiary debt	$346	$319	$27	8%	$687	$629	$58	9%
BHE senior debt and other	101	86	15	17	204	175	29	17
BHE junior subordinated debentures	29	20	9	45	57	39	18	46
Total interest expense	$476	$425	$51	12	$948	$843	$105	12

Interest expense on subsidiary debt increased $27 million for the second quarter and $58 million for the first six months of 2015 compared to 2014 due to $37 million and $73 million, respectively, from the acquisition of AltaLink in December 2014 and $6 million for the first six months of 2015 compared to 2014 from the acquisition of the remaining 50% interest in CE Generation in June 2014. Additionally, debt issuances at MidAmerican Funding ($850 million in April 2014), Northern Powergrid (£150 million in April 2015) and BHE Renewables ($325 million in March 2015) increased interest expense, partially offset by scheduled maturities and principal payments and the impact of the foreign currency exchange rate of $4 million and $7 million, respectively.

Interest expense on BHE senior debt and other increased $15 million for the second quarter and $29 million for the first six months of 2015 compared to 2014 due to the issuance of $1.5 billion of BHE senior debt in December 2014.

Interest expense on BHE junior subordinated debentures increased $9 million for the second quarter and $18 million for the first six months of 2015 compared to 2014 due to the issuance of $1.5 billion of junior subordinated debentures to certain Berkshire Hathaway subsidiaries in the fourth quarter of 2014, partially offset by the repayment of junior subordinated debentures totaling $300 million in June 2014.

Capitalized Interest

Capitalized interest was flat for the second quarter of 2015 compared to 2014 as $11 million from AltaLink was offset by lower construction work-in-progress balances related to the Solar Star and Topaz Projects.

Capitalized interest was flat for the first six months of 2015 compared to 2014 as $22 million from AltaLink and higher construction work-in-progress balances related to the Jumbo Road Project were offset by lower construction work-in-progress balances related to the Solar Star and Topaz Projects and at PacifiCorp and MidAmerican Energy.

Allowance for Equity Funds

Allowance for equity funds increased $5 million for the second quarter and $9 million for the first six months of 2015 compared to 2014 primarily due to $13 million and $26 million, respectively, from AltaLink, partially offset by lower construction work-in-progress balances at PacifiCorp and MidAmerican Energy.

Interest and Dividend Income

Interest and dividend income increased $17 million for the second quarter and $34 million for the first six months of 2015 compared to 2014 primarily due to the recognition of interest income on the financial asset established as a result of the adoption of ASC 853 at CalEnergy Philippines.

Other, net

Other, net decreased $6 million for the second quarter of 2015 compared to 2014 due to lower investment returns, partially offset by a favorable movement on interest rate swaps.

Other, net increased $13 million for the first six months of 2015 compared to 2014 due to a gain on sale of a generating facility lease at MidAmerican Funding in 2015 and a favorable movement on interest rate swaps.

Income Tax Expense

Income tax expense decreased $71 million for the second quarter of 2015 compared to 2014 and the effective tax rates were 13% for 2015 and 28% for 2014. The effective tax rate decreased due to higher production tax credits recognized of $42 million, favorable United States income taxes on foreign earnings of $31 million primarily due to foreign tax credits and favorable impacts of rate making of $17 million.

Income tax expense decreased $60 million for the first six months of 2015 compared to 2014 and the effective tax rates were 17% for 2015 and 23% for 2014. The effective tax rate decreased due to favorable United States income taxes on foreign earnings of $32 million primarily due to foreign tax credits, favorable impacts of rate making of $21 million and higher production tax credits recognized of $12 million.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Production tax credits recognized in the second quarter of 2015 were $76 million, or $42 million higher than 2014 primarily at MidAmerican Energy, while production tax credits earned in the second quarter of 2015 were $66 million, or relatively flat compared to 2014. Production tax credits recognized in the first six months of 2015 were $133 million, or $12 million higher than 2014 primarily at MidAmerican Energy, while production tax credits earned in the first six months of 2015 were $143 million, or relatively flat compared to 2014.The difference between production tax credits recognized and earned of $10 million as of June 30, 2015 will be recorded in earnings over the remainder of 2015.

Equity Income

Equity income is summarized as follows (in millions):

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change

Electric Transmission Texas, LLC	$20	$21	$(1)	(5)%	$41	$37	$4	11%
Agua Caliente	8	8	—	—	10	11	(1)	(9)
HomeServices	1	2	(1)	(50)	2	1	1	100
CE Generation	—	(4)	4	100	—	(8)	8	100
Other	1	4	(3)	(75)	3	5	(2)	(40)
Total equity income	$30	$31	$(1)	(3)	$56	$46	$10	22

Equity income increased $10 million for the first six months of 2015 compared to 2014 due to the acquisition of the remaining 50% interest in CE Generation in June 2014, which incurred a loss in 2014, and higher equity earnings at Electric Transmission Texas, LLC from continued investments and additional plant placed in-service.

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

As of June 30, 2015, the Company's total net liquidity was as follows (in millions):

							Home-
			MidAmerican	NV	Northern		Services
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	And Other	Total

Cash and cash equivalents	$245	$96	$303	$232	$4	$3	$249	$1,132

Credit facilities(1)	2,000	1,200	609	650	268	1,040	1,038	6,805
Less:
Short-term debt	—	—	—	—	(178)	(117)	(730)	(1,025)
Tax-exempt bond support and letters of credit	(65)	(206)	(195)	—	—	(4)	—	(470)
Net credit facilities	1,935	994	414	650	90	919	308	5,310

Total net liquidity	$2,180	$1,090	$717	$882	$94	$922	$557	$6,442
Credit facilities:
Maturity dates	2017	2017, 2018	2016, 2018	2018	2020	2016, 2019	2015, 2016, 2018

(1)	Includes the drawn uncommitted credit facilities totaling $33 million at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2015 and 2014 were $3.5 billion and $2.2 billion, respectively. Higher income tax receipts of $1.22 billion and improved operating results, including AltaLink, were partially offset by higher interest payments of $88 million and other changes in working capital.

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. Production tax credits were extended for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2014. As a result of the Act, the Company's cash flows from operations have benefited in 2015 due to bonus depreciation on qualifying assets placed in-service and for production tax credits earned on qualifying projects. The timing of the Company's income tax cash flows from period to period can be significantly affected by the changes in the tax law and the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014 were $(2.6) billion and $(2.5) billion, respectively. The change was primarily due to higher capital expenditures, including AltaLink, and changes in restricted cash and investments primarily used to fund capital expenditures at the Solar Star Projects in 2014, partially offset by higher acquisitions totaling $246 million in 2014 compared to $59 million in 2015.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2015 was $(373) million. Uses of cash totaled $1.6 billion and consisted mainly of repayment of BHE junior subordinated debentures of $600 million, repayments of subsidiary debt totaling $527 million, net repayments of short-term debt of $405 million and repurchases of common stock totaling $36 million. Sources of cash totaled $1.2 billion related to proceeds from subsidiary debt issuances.

In June 2015, PacifiCorp issued $250 million of its 3.35% First Mortgage Bonds due July 2025. The net proceeds were used to fund capital expenditures and for general corporate purposes, including retirement of short-term debt.

In June 2015, ALP issued C$350 million of its 4.09% Series 2015-1 Medium-Term Notes due June 2045. The net proceeds were used to repay short-term debt.

In April 2015, Northern Powergrid (Yorkshire) plc issued £150 million of its 2.50% Bonds due April 2025. The net proceeds were used for general corporate purposes, including the repayment of short-term debt.

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

In March 2015, AltaLink Investments, L.P. issued C$200 million of its 2.244% Series 15-1 Senior Bonds due March 2022. The net proceeds were used to repay short-term debt, provide equity to ALP and for general corporate purposes.

Net cash flows from financing activities for the six-month period ended June 30, 2014 was $606 million. Sources of cash totaled $1.7 billion and consisted of proceeds from subsidiary debt issuances of $1.3 billion and net proceeds from short-term debt of $389 million. Uses of cash totaled $1.1 billion and consisted mainly of repayments of BHE senior debt and junior subordinated debentures of $550 million and repayments of subsidiary debt of $462 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2014	2015	2015
Capital expenditures by business:
PacifiCorp	$532	$419	$924
MidAmerican Funding	433	428	1,462
NV Energy	185	223	577
Northern Powergrid	326	382	771
BHE Pipeline Group	76	88	201
BHE Transmission	—	516	971
BHE Renewables	819	556	1,020
HomeServices	8	5	23
BHE and Other	6	7	18
Total	$2,385	$2,624	$5,967

Capital expenditures by type:
Solar generation	$778	$428	$815
Wind generation	246	358	998
Electric transmission	157	549	1,063
Environmental	142	62	184
Other development projects	53	22	71
Electric distribution and other operating	1,009	1,205	2,836
Total	$2,385	$2,624	$5,967

The Company's historical and forecast capital expenditures consisted mainly of the following:

•	Solar generation includes the following:

◦
Construction of the Topaz Project totaling $49 million and $310 million for the six-month periods ended June 30, 2015 and 2014, respectively. Final completion under the engineering, procurement and construction agreement occurred February 28, 2015, and project completion was achieved under the financing documents on March 30, 2015.

◦
Construction of the Solar Star Projects totaling $362 million and $468 million for the six-month periods ended June 30, 2015 and 2014, respectively. Subsidiaries of Solar Star Funding anticipate costs for the Solar Star Projects will total an additional $346 million for 2015. As of June 30, 2015, all 579 MW of the Solar Star Projects had been placed in-service under the construction contracts. Facility substantial completion under the engineering, procurement and construction agreements occurred July 10, 2015 for Solar Star 2 and July 17, 2015 for Solar Star 1, and both projects declared July 1, 2015 as the commercial operation date in accordance with the power purchase agreements.

•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $236 million and $208 million for the six-month periods ended June 30, 2015 and 2014, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $555 million for 2015. MidAmerican Energy is constructing an additional 657 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2015, including 162 MW (nominal ratings) approved by the IUB in February 2015.

◦
Construction of the Jumbo Road Project totaling $68 million and $37 million for the six-month periods ended June 30, 2015 and 2014, respectively. The project is comprised of 162 General Electric Company 1.85 MW wind turbines with a total capacity of 300 MW and achieved commercial operation in April 2015.

◦
On February 27, 2015, the Company acquired Grande Prairie Wind, LLC ("Grande Prairie"), which owns certain assets that will facilitate the development of up to 400 MW of wind-powered generating facilities in Nebraska ("Grande Prairie Project"). Equipment procurement and ongoing construction of the Grande Prairie Project totaled $54 million for the six-month period ended June 30, 2015. Grande Prairie anticipates costs for the Grande Prairie Project will total an additional $72 million for 2015.

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

•
Electric distribution and other operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid and investments in routine expenditures for transmission, generation and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy Wind

In April 2015, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 552 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in-service by the end of 2016. In June 2015, MidAmerican Energy and the Iowa Office of Consumer Advocate entered into a settlement agreement relating to the proposal. The settlement agreement, which is subject to IUB approval, establishes a cost cap of $903 million, including AFUDC, and provides for a fixed rate of return on equity of 11.35% over the proposed 30-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy has requested IUB approval by the end of the third quarter of 2015.

Other Renewable Investments

The Company has entered into renewable tax equity investments that require equity contributions of approximately $170 million in 2015 and $480 million in 2016.

PacifiCorp and the California ISO Memorandum of Understanding

In April 2015, PacifiCorp and the California Independent System Operator Corporation ("California ISO") entered into a non-binding memorandum of understanding to explore the feasibility, costs and benefits of PacifiCorp joining the California ISO as a participating transmission owner. A comprehensive benefits study is underway and is expected to be completed by late September 2015. Should PacifiCorp decide to take additional steps to pursue joining the California ISO, a stakeholder input and review process would be initiated and PacifiCorp would seek necessary regulatory approvals, including from its state regulatory commissions and the FERC. PacifiCorp and the California ISO launched the regional energy imbalance market ("EIM") in November 2014, which allows PacifiCorp to participate in the California ISO's real-time energy markets to most cost-effectively manage short-term fluctuations in energy supply and demand. Joining the California ISO would extend that participation by PacifiCorp into the day-ahead energy market operated by the California ISO, in addition to unified planning and operation of PacifiCorp's transmission network.

Nevada Utilities Energy Imbalance Market

The Nevada Utilities have announced plans to join the EIM in October 2015. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of generation resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In July 2015, following the issuance of an order by the FERC and in conjunction with the California ISO's announcement of a supplemental stakeholder process, the California ISO and the Nevada Utilities announced a change in the EIM entrance date to November 2015.

NV Energy Joint Dispatch

Nevada Power and Sierra Pacific are currently parties to an Interim Joint Dispatch Agreement ("Interim JDA") which outlines the joint dispatch of their combined power supply resources utilizing ON Line. In March 2015, Nevada Power and Sierra Pacific filed an application with the PUCN seeking approval of an indefinite Joint Dispatch Agreement ("JDA"). The JDA is intended to replace the currently effective Interim JDA, which terminates on December 31, 2015. Joint dispatch transactions addressed by the proposed JDA include real-time, hourly and daily transactions. The JDA also explicitly governs joint dispatch transactions between the Nevada Utilities and the California ISO utilizing the California ISO's EIM.

The primary differences between the Interim JDA and the JDA relate to EIM transactions with the California ISO. The JDA establishes Nevada Power as the EIM scheduling coordinator for the Nevada Utilities and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the JDA, which are unchanged from those currently in effect under the Interim JDA. In July 2015, the PUCN approved the JDA with minor modifications, and established December 31, 2019 as the termination date for the agreement. In July 2015, the JDA was filed with the FERC for approval.

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 other than the 2015 debt issuances and the renewable tax equity investments previously discussed.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

PacifiCorp

Utah Mine Disposition

In December 2014, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC seeking certain approvals, prudence determinations and accounting orders to close PacifiCorp's Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition"). PacifiCorp also filed an advice letter with the CPUC.

In April 2015, PacifiCorp filed all-party settlement stipulations with the UPSC and the WPSC finding that the decision to enter into the Utah Mine Disposition transaction is prudent and in the public interest and recommending the appropriate treatment for accounting and ratemaking purposes. The UPSC approved the stipulation in April 2015 and the WPSC approved the stipulation in May 2015. The IPUC also issued an order in May 2015, approving the Utah Mine Disposition and ruling that the decision to enter into the transaction was prudent and in the public interest. The IPUC's order established the accounting treatment necessary to implement the transaction while deferring any incremental ratemaking treatment to the next general rate case.

In May 2015, the OPUC issued its final order in the Utah Mine Disposition transaction proceeding, concluding that the transaction produces net benefits for customers and is in the public interest. In accordance with the OPUC order, PacifiCorp implemented two tariffs that reflect an overall annual rate increase of $3 million effective June 2015.

Utah

In March 2015, PacifiCorp filed its annual Energy Balancing Account with the UPSC requesting recovery of $31 million in deferred net power costs for the period January 1, 2014 through December 31, 2014. If approved by the UPSC, the new rates will be effective November 2015.

In March 2015, PacifiCorp filed its annual renewable energy credit ("REC") balancing account application with the UPSC requesting recovery of $6 million over a two-year period. In May 2015, the UPSC approved the new rates effective June 2015 on an interim basis until a final order is issued by the UPSC.

Oregon

In April 2015, PacifiCorp made its initial filing for the annual Transition Adjustment Mechanism with the OPUC for an annual increase of $12 million, or an average price increase of 1%, based on forecasted net power costs for calendar year 2016. The filing will be subject to updates throughout the year. If approved by the OPUC, the new rates will be effective January 2016.

Wyoming

In March 2015, PacifiCorp filed a general rate case with the WPSC requesting an annual increase of $32 million, or an average price increase of 5%, effective January 2016. The filing includes a proposal to implement a modified Energy Cost Adjustment Mechanism ("ECAM") to replace the current ECAM, which sunsets for new deferrals December 2015. In June 2015, PacifiCorp filed a net power cost update reducing the requested increase to $30 million, or an average price increase of 4%.

In March 2015, PacifiCorp filed its annual ECAM and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to recover $8 million in deferred net power costs for the period January 1, 2014 through December 31, 2014, and the RRA application requests approval to refund $1 million to customers. In May 2015, the WPSC approved the ECAM and RRA rates effective May 2015 on an interim basis until a final order is issued by the WPSC.

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

In the March 2015 general rate case order described above, the WUTC initiated a second phase of the proceeding to implement a Power Cost Adjustment Mechanism ("PCAM") under which a portion of the difference between base net power costs set during a general rate case and actual net power costs would be deferred and reflected in future rates. In May 2015, the WUTC approved an all-party stipulation in which the parties agreed to the implementation of a PCAM. The PCAM applies a $4 million dead band for positive or negative net power cost variances. For net power cost variances between $4 million and $10 million, the PCAM reflects asymmetrical sharing bands in which amounts to be recovered from customers will be allocated 50% to customers and 50% to PacifiCorp, and amounts to be credited to customers will be allocated 75% to customers and 25% to PacifiCorp. Positive or negative net power cost variances in excess of $10 million will be allocated 90% to customers and 10% to PacifiCorp. PacifiCorp will make its first annual PCAM filing in June 2016 to cover net power costs for the period April 1, 2015 through December 31, 2015. The PCAM will convert to a calendar year basis beginning in 2016.

Idaho

In February 2015, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $17 million, consisting primarily of $10 million for deferred net power costs and $6 million for the difference between REC revenues included in base rates and actual REC revenues. In March 2015, the IPUC approved recovery of $16 million effective April 2015.

In May 2015, PacifiCorp filed an application with the IPUC requesting approval to modify the ECAM, update base net power costs and increase rates by $10 million, effective January 2016. The requested increase includes $7 million for the difference between REC revenues included in base rates and actual REC revenues, and $3 million as a result of updating base net power costs.

NV Energy

In July 2015, Nevada Power filed an amendment to its Emissions Reduction and Capacity Replacement Plan ("ERCR Plan") with the PUCN. The amendment requests PUCN approval of two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities related to the replacement of coal plants. Each of these agreements were entered into by issuing requests for proposals for the procurement of energy through the competitive solicitation process that was set forth in Nevada Power's ERCR Plan in compliance with Senate Bill No. 123 ("SB 123"). In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123. As a result, Nevada Power will not proceed with issuance of a third 100-MW request for proposal for renewable energy until such time as the PUCN determines Nevada Power has satisfactorily demonstrated a need for such electric generating capacity.

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

Permission to appeal was granted by the CMA on March 30, 2015. The appeal is expected to conclude in the fourth quarter of 2015 in accordance with the timetable required by the CMA. British Gas Trading Limited (an electricity supplier) has been granted permission to appeal the price control, with a view to reduce the revenue available to all slow-tracked Distribution Network Operators. This appeal has the same review timetable. The outcome of these appeals may increase or reduce the revenue available to Northern Powergrid based on the Final Determination under RIIO-ED1 if the CMA (or the Gas and Electricity Markets Authority, as directed by the CMA) amends the price control determination.

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

In December 2013, Kern River filed its notice of appeal with the United States Court of Appeals for the District of Columbia. Kern River appealed the effective date of the final order for purposes of refunds and the denial of allowing a modification to Period One rates related to the rolled in shipper group rate credit. The shipper group appealed the appropriate rate of return to be utilized in designing Period Two rates in conjunction with the use of a 100% equity capital structure. In June 2015, the United States Court of Appeals for the District of Columbia denied both appeals.

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

In March 2015, the AUC issued its decision regarding cost of capital matters applicable to all electricity and natural gas utilities under its jurisdiction, including ALP. In its decision, which was retroactively applied to January 1, 2013, the AUC decreased the generic rate of return on common equity applicable to all utilities to 8.30% from the previously approved placeholder rate of 8.75% and decreased ALP's common equity ratio from 37% to 36% for the years 2013, 2014 and 2015. The approved common equity ratio and generic rate of return on common equity will remain in effect on an interim basis for 2016 and beyond, until changed by the AUC. In April 2015, the AUC opened a new generic cost of capital proceeding for 2016 and 2017. In May 2015, ALP and other utilities requested the return on equity and capital structures for 2016 be set at the same amounts as were approved by the AUC for 2015. In July 2015, the AUC denied ALP and other utilities request and stated that it will initiate a normal course generic cost of capital proceeding for 2016 and 2017. The AUC plans to set the scope of the proceeding and develop streamlined processes for the proceeding before the end of the third quarter of 2015.

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

In June 2015, ALP amended the general tariff application to propose (i) additional transmission tariff relief measures for customers and (ii) modifications to its capital structure. The amended application requests the AUC to approve revenue requirements of C$680 million for 2015 and C$739 million for 2016. In ALP's amended general tariff application, measures have been proposed that, if approved by the AUC, are expected to reduce transmission tariffs by approximately C$178 million in 2015, C$266 million in 2016 and C$111 million in 2017. ALP's amendment includes timing benefits to customers by discontinuing (i) the use of construction work-in-progress in-rate base effective January 1, 2015, and refunding related amounts received as part of the 2011 to 2014 transmission tariffs and (ii) the collection of future income taxes in current tariff revenue, effective January 1, 2016, and refunding related amounts received as part of the transmission tariffs for 2015 and prior years. In addition, ALP's amendment requests the AUC to approve an increase of 2% in ALP's common equity ratio. The AUC has scheduled a hearing on the amended general tariff application in December 2015.

In December 2014, ALP filed its 2012-2013 Deferral Accounts Reconciliation Application seeking the AUC's approval to collect C$30 million from the AESO for previously uncollected deferral account balances. In addition, ALP is seeking approval of nearly C$1.7 billion of direct assign capital additions, included as part of the direct assigned capital deferral account filing. The AUC has scheduled a hearing for this application during November 2015.

In its November 2013 decision pertaining to ALP's 2013-2014 general tariff application, the AUC directed ALP to re-forecast the capital project expenditures for 2013 and 2014 Engineering, Procurement and Construction Management ("EPCM") services to reflect a two times labor multiplier and other approved mark-ups. While the AUC has not disallowed the new EPCM rates that ALP negotiated, there is a risk that, in a future direct assigned capital deferral account decision, the AUC may disallow a portion of the costs ALP has incurred for EPCM services in connection with capital projects executed under these relationship agreements. ALP has appealed this decision, which is scheduled to be heard in October 2015. ALP has requested approval of the capital project expenditures, including the new competitively bid EPCM rates, in its 2012-2013 direct assigned capital deferral account filing.

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

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest in, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations and Iowa intends to submit such updated and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule and until the D.C. Circuit takes further action, the Company continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS rule, including operating all emissions controls or otherwise complying with the MATS requirements, such as PacifiCorp idling the Carbon coal-fueled generating facility ("Carbon Facility") and MidAmerican Energy retiring the Walter Scott, Jr. Energy Center Units 1 and 2 coal-fueled generating facilities and ceasing the utilization of coal at the Riverside Generating Station. Refer to the Regional Haze section below for additional requirements regarding the Carbon Facility.

Regional Haze

The state of Utah issued a regional haze State Implementation Plan ("SIP") requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the best available retrofit technology ("BART") determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. Oral argument was held before the Tenth Circuit in March 2014. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality has undertaken an additional BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. The additional BART analysis and revised regional haze SIP was submitted in June 2015 to the EPA for review and proposed action after a public comment period. The revised regional haze SIP includes a state-enforceable requirement to retire the Carbon Facility by August 15, 2015, and PacifiCorp has begun to make plans for decommissioning. This requirement is independent of the requirements of the MATS rule as discussed above. The EPA is expected to review and take final action on the SIP in 2016. It is unknown how the EPA's decision regarding the Utah SIP may impact PacifiCorp's obligations under the regional haze requirements.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a Federal Implementation Plan ("FIP") for the disapproved portions requiring selective catalytic reduction controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, Arizona Public Service Company submitted the permit applications and studies required to amend the Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. The Arizona Department of Environmental Quality prepared a draft permit and a revision to the Arizona regional haze SIP, held two public hearings in July 2015 and, after considering the comments received during the public comment period that closed on July 14, 2015, will submit final proposals to the EPA for review, public comment and final action.

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. As part of his Climate Action Plan, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considered the size of the unit and the electricity sent to the grid from the unit. The proposed standards were published in the Federal Register January 8, 2014, and the public comment period closed in May 2014. On August 3, 2015, the EPA issued the final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" for coal-fueled generating facilities reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the GHG new source performance standards.

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The impacts of the final rule or the federal plan on PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific and BHE Renewables cannot be determined until the states develop their implementation plans or the federal plan is finalized. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and the Company's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, PacifiCorp operates 18 surface impoundments and seven landfills that contain coal combustion byproducts. MidAmerican Energy owns or operates seven surface impoundments and four landfills that contain coal combustion byproducts. The Nevada Utilities operate ten evaporative surface impoundments and two landfills that contain coal combustion byproducts. Refer to Note 10 for discussion of the impacts on asset retirement obligations as a result of the final rule.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2015, the Company would have been required to post $550 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2015.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY COMPANY
(Registrant)

Date: August 7, 2015	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
First Supplemental Indenture, dated as of March 12, 2015, between Solar Star Funding, LLC, as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the $325,000,000 in principal amounts of the 3.95% Series B Senior Secured Notes Due 2035 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

4.2
Series 15-1 Supplemental Indenture, dated March 6, 2015, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada, relating to C$200,000,000 in principal amounts of the 2.244% Series 15-1 Senior Bonds due 2022 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

4.3
Trust Deed, dated as of April 1, 2015, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to £150,000,000 in principal amount of the 2.50% Bonds due 2025 (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

4.4
Twenty-Eighth Supplemental Indenture, dated as of June 1, 2015, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated June 19, 2015).

4.5
Twentieth Supplemental Indenture, dated June 30, 2015, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada, relating to C$350,000,000 in principal amounts of the 4.09% Series 2015-1 Medium-Term Notes due 2045.

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

101
The following financial information from Berkshire Hathaway Energy Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.