Form 10-Q
period 2016-03-31
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO; PACIFICORP /OR/
filed 2016-05-06
CIK 1081316, 90144, 71180, 1098296, 928576, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Commission File Number	Exact name of registrant as specified in its charter; State or other jurisdiction of incorporation or organization	IRS Employer Identification No.
001-14881	BERKSHIRE HATHAWAY ENERGY COMPANY	94-2213782
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

001-5152	PACIFICORP	93-0246090
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
(A Nevada Corporation)
6100 Neil Road
Reno, Nevada 89511
775-834-4011

N/A
(Former name or former address, if changed from last report)

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

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 30, 2016, 77,391,144 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of April 30, 2016, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2016.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2016, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2016, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of April 30, 2016, 1,000 shares of common stock, $3.75 par value, were outstanding.
This combined Form 10-Q is separately filed by Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 3, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 586-megawatt solar project in California

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
GTA	General Tariff Application
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases

GWh	Gigawatt Hours
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
SEC	United States Securities and Exchange Commission
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

Further details of the potential risks and uncertainties affecting the Registrants are described in the Registrants' filings with the SEC, including Part II, Item 1A and other discussions contained in this Form 10-Q. Each Registrant undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

v

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	28
PacifiCorp and its subsidiaries	58
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	94
Nevada Power Company and its subsidiaries	114
Sierra Pacific Power Company and its subsidiaries	131

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 6, 2016

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,086	$1,108
Trade receivables, net	1,613	1,785
Income taxes receivable	329	319
Inventories	902	882
Mortgage loans held for sale	246	335
Other current assets	796	814
Total current assets	4,972	5,243

Property, plant and equipment, net	61,152	60,769
Goodwill	9,145	9,076
Regulatory assets	4,182	4,155
Investments and restricted cash and investments	3,719	3,367
Other assets	1,076	1,008

Total assets	$84,246	$83,618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,246	$1,564
Accrued interest	486	469
Accrued property, income and other taxes	377	372
Accrued employee expenses	267	264
Regulatory liabilities	434	402
Short-term debt	1,722	974
Current portion of long-term debt	935	1,148
Other current liabilities	961	896
Total current liabilities	6,428	6,089

Regulatory liabilities	2,676	2,631
BHE senior debt	7,815	7,814
BHE junior subordinated debentures	2,444	2,944
Subsidiary debt	26,119	26,066
Deferred income taxes	12,797	12,685
Other long-term liabilities	2,843	2,854
Total liabilities	61,122	61,083

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,403	6,403
Retained earnings	17,396	16,906
Accumulated other comprehensive loss, net	(809)	(908)
Total BHE shareholders' equity	22,990	22,401
Noncontrolling interests	134	134
Total equity	23,124	22,535

Total liabilities and equity	$84,246	$83,618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
Energy	$3,550	$3,773
Real estate	491	448
Total operating revenue	4,041	4,221

Operating costs and expenses:
Energy:
Cost of sales	1,095	1,354
Operating expense	882	906
Depreciation and amortization	619	581
Real estate	492	450
Total operating costs and expenses	3,088	3,291

Operating income	953	930

Other income (expense):
Interest expense	(473)	(472)
Capitalized interest	11	29
Allowance for equity funds	15	31
Interest and dividend income	27	26
Other, net	10	26
Total other income (expense)	(410)	(360)

Income before income tax expense and equity income	543	570
Income tax expense	74	123
Equity income	26	26
Net income	495	473
Net income attributable to noncontrolling interests	5	4
Net income attributable to BHE shareholders	$490	$469

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Net income	$495	$473

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $6 and $8	22	22
Foreign currency translation adjustment	67	(424)
Unrealized gains on available-for-sale securities, net of tax of $22 and $113	33	166
Unrealized (losses) gains on cash flow hedges, net of tax of $(14) and $1	(23)	1
Total other comprehensive income (loss), net of tax	99	(235)

Comprehensive income	594	238
Comprehensive income attributable to noncontrolling interests	5	4
Comprehensive income attributable to BHE shareholders	$589	$234

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2014	77	$—	$6,423	$14,513	$(494)	$131	$20,573
Adoption of ASC 853	—	—	—	56	—	11	67
Net income	—	—	—	469	—	3	472
Other comprehensive loss	—	—	—	—	(235)	—	(235)
Distributions	—	—	—	—	—	(6)	(6)
Common stock purchases	—	—	(3)	(33)	—	—	(36)
Balance, March 31, 2015	77	$—	$6,420	$15,005	$(729)	$139	$20,835

Balance, December 31, 2015	77	$—	$6,403	$16,906	$(908)	$134	$22,535
Net income	—	—	—	490	—	4	494
Other comprehensive income	—	—	—	—	99	—	99
Distributions	—	—	—	—	—	(4)	(4)
Balance, March 31, 2016	77	$—	$6,403	$17,396	$(809)	$134	$23,124

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$495	$473
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	626	587
Allowance for equity funds	(15)	(31)
Equity income, net of distributions	(16)	(25)
Changes in regulatory assets and liabilities	60	152
Deferred income taxes and amortization of investment tax credits	72	206
Other, net	3	(10)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	219	(18)
Derivative collateral, net	(3)	(21)
Pension and other postretirement benefit plans	(6)	(4)
Accrued property, income and other taxes	(2)	(99)
Accounts payable and other liabilities	(73)	(103)
Net cash flows from operating activities	1,360	1,107

Cash flows from investing activities:
Capital expenditures	(1,027)	(1,426)
Acquisitions, net of cash acquired	(13)	(59)
Decrease in restricted cash and investments	41	12
Purchases of available-for-sale securities	(34)	(68)
Proceeds from sales of available-for-sale securities	61	57
Equity method investments	(273)	(12)
Other, net	(39)	41
Net cash flows from investing activities	(1,284)	(1,455)

Cash flows from financing activities:
Repayments of BHE junior subordinated debentures	(500)	—
Common stock purchases	—	(36)
Proceeds from subsidiary debt	—	484
Repayments of subsidiary debt	(310)	(353)
Net proceeds from short-term debt	722	163
Other, net	(11)	(19)
Net cash flows from financing activities	(99)	239

Effect of exchange rate changes	1	(1)

Net change in cash and cash equivalents	(22)	(110)
Cash and cash equivalents at beginning of period	1,108	617
Cash and cash equivalents at end of period	$1,086	$507

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2016.

(2)    New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which creates FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2016	2015
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$69,880	$69,248
Interstate natural gas pipeline assets	3-80 years	6,798	6,755
		76,678	76,003
Accumulated depreciation and amortization		(23,084)	(22,682)
Regulated assets, net		53,594	53,321

Nonregulated assets:
Independent power plants	5-30 years	4,781	4,751
Other assets	3-30 years	884	875
		5,665	5,626
Accumulated depreciation and amortization		(864)	(805)
Nonregulated assets, net		4,801	4,821

Net operating assets		58,395	58,142
Construction work-in-progress		2,757	2,627
Property, plant and equipment, net		$61,152	$60,769

Construction work-in-progress includes $2.3 billion as of March 31, 2016 and December 31, 2015, related to the construction of regulated assets.

(4)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2016	2015
Investments:
BYD Company Limited common stock	$1,291	$1,238
Rabbi trusts	384	380
Other	150	130
Total investments	1,825	1,748

Equity method investments:
Electric Transmission Texas, LLC	609	585
BHE Renewables tax equity investments	429	168
Bridger Coal Company	185	190
Other	170	160
Total equity method investments	1,393	1,103

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	436	429
Solar Star and Topaz Projects	26	95
Other	161	129
Total restricted cash and investments	623	653

Total investments and restricted cash and investments	$3,841	$3,504

Reflected as:
Current assets	$122	$137
Noncurrent assets	3,719	3,367
Total investments and restricted cash and investments	$3,841	$3,504

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). The fair value of BHE's investment in BYD Company Limited common stock reflects a pre-tax unrealized gain of $1.1 billion and $1.0 billion as of March 31, 2016 and December 31, 2015, respectively.

(5)	Recent Financing Transactions

Long-Term Debt

In April 2016, Sierra Pacific issued $400 million of its 2.60% General and Refunding Securities, Series U, due May 2026. The net proceeds will be used, together with cash on hand, to pay at maturity the $450 million principal amount of 6.00% General and Refunding Securities, Series M, maturing in May 2016.

In March 2016, BHE repaid at par value $500 million, plus accrued interest, of its junior subordinated debentures due December 2043.

Credit Facilities

In March 2016, Solar Star Funding, LLC amended its $320 million letter of credit facility reducing the amount available to $301 million and extending the maturity date to March 2026. As of March 31, 2016, Solar Star Funding, LLC had $284 million of letters of credit issued under this facility.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2016	2015

Federal statutory income tax rate	35%	35%
Income tax credits	(14)	(11)
State income tax, net of federal income tax benefit	(4)	2
Income tax effect of foreign income	(5)	(4)
Equity income	2	2
Other, net	—	(2)
Effective income tax rate	14%	22%

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

Berkshire Hathaway includes the Company in its United States federal income tax return. For the three-month periods ended March 31, 2016 and 2015, the Company did not receive or make any cash payments for income taxes from or to Berkshire Hathaway.

(7)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Pension:
Service cost	$8	$8
Interest cost	31	30
Expected return on plan assets	(40)	(42)
Net amortization	11	13
Net periodic benefit cost	$10	$9

Other postretirement:
Service cost	$3	$4
Interest cost	8	7
Expected return on plan assets	(11)	(12)
Net amortization	(3)	(3)
Net periodic benefit credit	$(3)	$(4)

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $34 million and $1 million, respectively, during 2016. As of March 31, 2016, $3 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015

Service cost	$5	$6
Interest cost	19	20
Expected return on plan assets	(29)	(29)
Net amortization	12	16
Net periodic benefit cost	$7	$13

Employer contributions to the United Kingdom pension plan are expected to be £40 million during 2016. As of March 31, 2016, £12 million, or $17 million, of contributions had been made to the United Kingdom pension plan.

(8)	Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company (the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. The Company also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt, future debt issuances and mortgage commitments. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain and Canada. The Company does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2016
Not designated as hedging contracts:
Commodity assets(1)	$20	$85	$11	$2	$118
Commodity liabilities(1)	(1)	—	(117)	(174)	(292)
Interest rate assets	11	—	—	—	11
Interest rate liabilities	—	—	(5)	(12)	(17)
Total	30	85	(111)	(184)	(180)

Designated as hedging contracts:
Commodity assets	—	—	—	—	—
Commodity liabilities	—	—	(47)	(26)	(73)
Interest rate assets	—	—	—	—	—
Interest rate liabilities	—	—	(4)	(7)	(11)
Total	—	—	(51)	(33)	(84)

Total derivatives	30	85	(162)	(217)	(264)
Cash collateral receivable	—	—	47	66	113
Total derivatives - net basis	$30	$85	$(115)	$(151)	$(151)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2015
Not designated as hedging contracts:
Commodity assets(1)	$25	$72	$7	$2	$106
Commodity liabilities(1)	(4)	—	(113)	(175)	(292)
Interest rate assets	7	—	—	—	7
Interest rate liabilities	—	—	(3)	(6)	(9)
Total	28	72	(109)	(179)	(188)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	—	—	(33)	(17)	(50)
Interest rate assets	—	3	—	—	3
Interest rate liabilities	—	—	(4)	(1)	(5)
Total	—	3	(36)	(16)	(49)

Total derivatives	28	75	(145)	(195)	(237)
Cash collateral receivable	—	—	40	63	103
Total derivatives - net basis	$28	$75	$(105)	$(132)	$(134)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2016 and December 31, 2015, a net regulatory asset of $253 million and $250 million, respectively, was recorded related to the net derivative liability of $174 million and $186 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015

Beginning balance	$250	$223
Changes in fair value recognized in net regulatory assets	36	60
Net gains reclassified to operating revenue	—	9
Net losses reclassified to cost of sales	(33)	(37)
Ending balance	$253	$255

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

	Three-Month Periods
	Ended March 31,
	2016	2015

Beginning balance	$46	$32
Changes in fair value recognized in OCI	48	(8)
Net gains reclassified to operating revenue	—	1
Net (losses) gains reclassified to cost of sales	(22)	2
Ending balance	$72	$27

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2016 and 2015, hedge ineffectiveness was insignificant. As of March 31, 2016, the Company had cash flow hedges with expiration dates extending through September 2025 and $51 million of pre-tax unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2016	2015
Electricity purchases	Megawatt hours	11	10
Natural gas purchases	Decatherms	360	317
Fuel purchases	Gallons	9	11
Interest rate swaps	US$	653	653
Mortgage sale commitments, net	US$	(213)	(312)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2016, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $309 million and $288 million as of March 31, 2016 and December 31, 2015, respectively, for which the Company had posted collateral of $78 million and $75 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2016 and December 31, 2015, the Company would have been required to post $220 million and $198 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2016
Assets:
Commodity derivatives	$—	$17	$101	$(14)	$104
Interest rate derivatives	—	—	11	—	11
Mortgage loans held for sale	—	237	—	—	237
Money market mutual funds(2)	504	—	—	—	504
Debt securities:
United States government obligations	142	—	—	—	142
International government obligations	—	2	—	—	2
Corporate obligations	—	34	—	—	34
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	4	—	—	4
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	242	—	—	—	242
International companies	1,298	—	—	—	1,298
Investment funds	161	—	—	—	161
	$2,347	$296	$138	$(14)	$2,767
Liabilities:
Commodity derivatives	$(10)	$(312)	$(43)	$127	$(238)
Interest rate derivatives	—	(28)	—	—	(28)
	$(10)	$(340)	$(43)	$127	$(266)

As of December 31, 2015
Assets:
Commodity derivatives	$—	$16	$93	$(16)	$93
Interest rate derivatives	—	5	5	—	10
Mortgage loans held for sale	—	327	—	—	327
Money market mutual funds(2)	421	—	—	—	421
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	2	—	—	2
Corporate obligations	—	39	—	—	39
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	239	—	—	—	239
International companies	1,244	—	—	—	1,244
Investment funds	136	—	—	—	136
	$2,173	$393	$142	$(16)	$2,692
Liabilities:
Commodity derivatives	$(13)	$(283)	$(46)	$119	$(223)
Interest rate derivatives	—	(13)	(1)	—	(14)
	$(13)	$(296)	$(47)	$119	$(237)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $113 million and $103 million as of March 31, 2016 and December 31, 2015, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest	Auction
	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities
2016:
Beginning balance	$47	$4	$44
Changes included in earnings	19	25	—
Changes in fair value recognized in OCI	(6)	—	4
Changes in fair value recognized in net regulatory assets	(6)	—	—
Redemptions	—	—	(22)
Settlements	4	(18)	—
Ending balance	$58	$11	$26

	Three-Month Periods
	Ended March 31,
		Interest	Auction
	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities
2015:
Beginning balance	$51	$—	$45
Changes included in earnings	8	21	—
Changes in fair value recognized in OCI	1	—	(1)
Changes in fair value recognized in net regulatory assets	(3)	—	—
Settlements	(8)	(16)	—
Transfers from Level 2	—	3	—
Ending balance	$49	$8	$44

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

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$37,313	$42,878	$37,972	$41,785

(10)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. After considering various motions filed by the parties to expand or limit damages, interest and attorney's fees, in May 2013, the court entered a final judgment against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments were heard in September 2015. As of March 31, 2016, PacifiCorp had accrued $122 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that the United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it was determined that dam removal should proceed, dam removal would have begun no earlier than 2020.

Under the KHSA, PacifiCorp and its customers were protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA was required to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. As of December 31, 2015, no federal legislation had been enacted, and several parties to the KHSA initiated a dispute resolution process.

In February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. Since that time, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce have negotiated an amendment to the KHSA that was signed on April 6, 2016. Under the amended KHSA, PacifiCorp will file an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities to a newly formed private entity, the Klamath River Renewal Corporation ("KRRC"). The KRRC will file an application to surrender the license and decommission the facilities with the FERC.

The amended KHSA provides PacifiCorp with liability protections comparable to the KHSA. The amended KHSA also limits PacifiCorp's contribution to facilities removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. Additional funding of up to $250 million for facilities removal costs is to be provided by the state of California. California voters approved a water bond measure in November 2014 from which the state of California's contribution toward facilities removal costs will be drawn. If facilities removal costs exceed the combined funding that will be available from PacifiCorp's Oregon and California customers and the state of California, sufficient funds would need to be provided by the KRRC or an entity other than PacifiCorp in order for facilities removal to proceed.

If certain conditions in the amended KHSA are not satisfied and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(11)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains (Losses)	Attributable
	Retirement	Translation	For-Sale	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2014	$(490)	$(412)	$390	$18	$(494)
Other comprehensive income (loss)	22	(424)	166	1	(235)
Balance, March 31, 2015	$(468)	$(836)	$556	$19	$(729)

Balance, December 31, 2015	$(438)	$(1,092)	$615	$7	$(908)
Other comprehensive income (loss)	22	67	33	(23)	99
Balance, March 31, 2016	$(416)	$(1,025)	$648	$(16)	$(809)

Reclassifications from AOCI to net income for the periods ended March 31, 2016 and 2015 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 8. Additionally, refer to the "Foreign Operations" discussion in Note 7 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(12)	Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, BHE Transmission, whose business includes operations in Canada, and BHE Renewables, whose business includes operations in the Philippines. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Effective January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. Prior period amounts have been changed to reflect this activity in BHE and Other. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
PacifiCorp	$1,252	$1,250
MidAmerican Funding	626	727
NV Energy	615	706
Northern Powergrid	279	324
BHE Pipeline Group	315	332
BHE Transmission	158	125
BHE Renewables	139	124
HomeServices	491	448
BHE and Other(1)	166	185
Total operating revenue	$4,041	$4,221

Depreciation and amortization:
PacifiCorp	$197	$194
MidAmerican Funding	110	100
NV Energy	104	101
Northern Powergrid	50	48
BHE Pipeline Group	53	50
BHE Transmission	50	38
BHE Renewables	56	49
HomeServices	6	6
BHE and Other(1)	—	1
Total depreciation and amortization	$626	$587

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating income:
PacifiCorp	$324	$273
MidAmerican Funding	100	101
NV Energy	89	121
Northern Powergrid	158	193
BHE Pipeline Group	192	200
BHE Transmission	76	46
BHE Renewables	24	6
HomeServices	(1)	(2)
BHE and Other(1)	(9)	(8)
Total operating income	953	930
Interest expense	(473)	(472)
Capitalized interest	11	29
Allowance for equity funds	15	31
Interest and dividend income	27	26
Other, net	10	26
Total income before income tax expense and equity income	$543	$570

Interest expense:
PacifiCorp	$95	$95
MidAmerican Funding	54	50
NV Energy	67	63
Northern Powergrid	36	35
BHE Pipeline Group	13	18
BHE Transmission	36	36
BHE Renewables	49	46
HomeServices	1	1
BHE and Other(1)	122	128
Total interest expense	$473	$472

Operating revenue by country:
United States	$3,599	$3,769
United Kingdom	279	324
Canada	160	127
Philippines and other	3	1
Total operating revenue by country	$4,041	$4,221

Income before income tax expense and equity income by country:
United States	$358	$358
United Kingdom	119	164
Canada	43	35
Philippines and other	23	13
Total income before income tax expense and equity income by country	$543	$570

	As of
	March 31,	December 31,
	2016	2015
Total assets:
PacifiCorp	$23,590	$23,550
MidAmerican Funding	16,330	16,315
NV Energy	14,438	14,656
Northern Powergrid	7,272	7,317
BHE Pipeline Group	5,101	4,953
BHE Transmission	8,136	7,553
BHE Renewables	6,156	5,892
HomeServices	1,684	1,705
BHE and Other(1)	1,539	1,677
Total assets	$84,246	$83,618

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2016 (in millions):

					BHE				BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-	and
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2015	$1,129	$2,102	$2,369	$1,056	$101	$1,428	$95	$794	$2	$9,076
Acquisitions	—	—	—	—	—	—	—	3	—	3
Foreign currency translation	—	—	—	(20)	—	91	—	—	1	72
Other	—	—	—	—	(6)	—	—	—	—	(6)
March 31, 2016	$1,129	$2,102	$2,369	$1,036	$95	$1,519	$95	$797	$3	$9,145

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. The Company's actual results in the future could differ significantly from the historical results.

The Company's operations are organized and managed as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, geothermal and hydroelectric sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations. Effective January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. Prior period amounts have been changed to reflect this activity in BHE and Other.

Results of Operations for the First Quarter of 2016 and 2015

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2016	2015	Change
Net income attributable to BHE shareholders:
PacifiCorp	$165	$134	$31	23%
MidAmerican Funding	73	95	(22)	(23)
NV Energy	21	44	(23)	(52)
Northern Powergrid	98	127	(29)	(23)
BHE Pipeline Group	109	112	(3)	(3)
BHE Transmission	48	43	5	12
BHE Renewables	12	—	12	*
HomeServices	1	(2)	3	*
BHE and Other	(37)	(84)	47	56
Total net income attributable to BHE shareholders	$490	$469	$21	4

*    Not meaningful

Net income attributable to BHE shareholders increased $21 million for the first quarter of 2016 compared to 2015 due to the following:

•
PacifiCorp's net income increased due to higher margins of $51 million, partially offset by lower AFUDC of $5 million. Margins increased primarily due to lower average cost of natural gas, lower coal-fueled generation, higher retail customer load, higher retail rates and lower purchased electricity prices, partially offset by higher natural gas-fueled generation and lower wholesale electricity revenue from lower volumes and prices. Customer load increased 1.0% due to the impacts of weather on residential and commercial customer loads, an increase in the average number of residential and commercial customers primarily in Utah and higher residential customer usage in Oregon, partially offset by lower industrial customer usage across the service territory and lower residential customer usage in Utah.

•
MidAmerican Funding's net income decreased due to a pre-tax gain of $13 million in 2015 on the sale of a generating facility lease, higher depreciation and amortization of $10 million due to wind-powered generation and other plant placed in-service, lower recognized production tax credits of $8 million, higher interest expense of $4 million primarily due to the issuance of first mortgage bonds in October 2015 and lower natural gas margins of $3 million due to warmer winter temperatures, partially offset by lower fossil-fueled generation maintenance of $4 million and higher electric margins of $3 million. Electric margins reflect lower energy costs, higher retail rates in Iowa and higher transmission revenue, partially offset by lower recoveries through bill riders, lower wholesale revenue and lower retail sales volumes.

•
NV Energy's net income decreased due to higher operating expense of $28 million, higher depreciation and amortization of $3 million primarily due to higher plant in-service and lower electric margins of $2 million, partially offset by higher natural gas margins of $2 million. Operating expense increased due to benefits from changes in contingent liabilities in 2015 and planned maintenance and other generating costs.

•
Northern Powergrid's net income decreased due to lower distribution revenues mainly reflecting the impact of the new price control period effective April 1, 2015 and the stronger United States dollar of $6 million.

•
BHE Pipeline Group's net income decreased due to lower transportation revenue at Northern Natural Gas from lower volumes and rates due to mild temperatures, partially offset by lower operating expenses due to the timing of overhauls and pipeline integrity projects and lower interest expense from the early redemption in December 2015 of the 6.676% Senior Notes at Kern River.

•
BHE Transmission's net income increased primarily due to additional assets placed in-service and lower operating expenses at AltaLink, partially offset by the stronger United States dollar of $4 million.

•
BHE Renewables' net income increased due primarily to higher wind generation, a favorable change in the valuation of a power purchase agreement derivative and higher production tax credits of $9 million, partially offset by higher interest expense and lower capitalized interest at the Solar Star project and unfavorable movements in the Pinyon Pines interest rate swaps.

•
HomeServices' net income increased largely due to a $2 million gain in 2016 from the acquisition of interests in equity method investments. Higher earnings at mortgage businesses from improved revenues were largely offset by lower earnings at brokerage businesses due to higher operating expenses.

•	BHE and Other net loss decreased due primarily to favorable deferred state income tax benefits and an increase in federal income tax credits recognized on a consolidated basis.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2016	2015	Change
Operating revenue:
PacifiCorp	$1,252	$1,250	$2	—%
MidAmerican Funding	626	727	(101)	(14)
NV Energy	615	706	(91)	(13)
Northern Powergrid	279	324	(45)	(14)
BHE Pipeline Group	315	332	(17)	(5)
BHE Transmission	158	125	33	26
BHE Renewables	139	124	15	12
HomeServices	491	448	43	10
BHE and Other	166	185	(19)	(10)
Total operating revenue	$4,041	$4,221	$(180)	(4)

Operating income:
PacifiCorp	$324	$273	$51	19%
MidAmerican Funding	100	101	(1)	(1)
NV Energy	89	121	(32)	(26)
Northern Powergrid	158	193	(35)	(18)
BHE Pipeline Group	192	200	(8)	(4)
BHE Transmission	76	46	30	65
BHE Renewables	24	6	18	*
HomeServices	(1)	(2)	1	50
BHE and Other	(9)	(8)	(1)	(13)
Total operating income	$953	$930	$23	2

*    Not meaningful

PacifiCorp

Operating revenue increased $2 million for 2016 compared to 2015 due to higher retail revenue of $45 million, substantially offset by lower wholesale and other revenue of $43 million. The increase in retail revenue was due to higher retail customer load of $23 million and higher retail rates of $22 million. Retail customer load increased 1.0% due to the impacts of weather on residential and commercial customer loads, an increase in the average number of residential and commercial customers primarily in Utah and higher residential customer usage in Oregon, partially offset by lower industrial customer usage across the service territory and lower residential customer usage in Utah. Wholesale and other revenue decreased due to lower wholesale volumes of $36 million and lower average wholesale prices of $7 million.

Operating income increased $51 million for 2016 compared to 2015 due to higher margins of $51 million. Margins increased due to lower energy costs of $49 million and higher operating revenue. Energy costs decreased due to lower average cost of natural gas, lower coal-fueled generation and lower purchased electricity prices, partially offset by higher natural gas-fueled generation.

MidAmerican Funding

Operating revenue decreased $101 million for 2016 compared to 2015 due to lower natural gas operating revenue of $69 million, lower electric operating revenue of $27 million and lower other operating revenue of $5 million. Natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $48 million, which is offset in cost of sales, and 10.2% lower retail sales volumes, primarily from warmer winter temperatures in 2016, and 4.4% lower wholesale volumes. Electric operating revenue decreased due to lower retail revenue of $16 million and lower wholesale and other revenue of $11 million. Retail revenue decreased $20 million from lower recoveries through bill riders, which are substantially offset by cost of sales, operating expense and production tax credits, and $7 million from the impact of warmer winter temperatures in 2016, partially offset by $10 million from higher electric rates in Iowa effective January 1, 2016. Electric retail customer load decreased 0.5% as the impact of warmer winter temperatures was largely offset by strong industrial growth. Electric wholesale and other revenue decreased primarily due to lower wholesale volumes of $18 million, partially offset by higher transmission revenue of $4 million related to Multi-Value Projects, which are expected to increase as projects are constructed over the next two years.

Operating income decreased $1 million for 2016 compared to 2015 due to lower natural gas operating income of $4 million and lower other operating income of $1 million, partially offset by higher electric operating income of $4 million. Natural gas operating income decreased due to the lower retail sales volumes. Electric operating income increased due to lower energy costs of $30 million from lower coal-fueled generation in part due to greater wind-powered generation and a lower price for purchased power, lower fossil-fueled generation maintenance of $4 million from planned outages in 2015 and lower electric distribution costs of $4 million, partially offset by the lower operating revenue and higher depreciation and amortization of $9 million due to wind generation and other plant placed in-service.

NV Energy

Operating revenue decreased $91 million for 2016 compared to 2015 due to lower electric operating revenue of $86 million and lower natural gas operating revenue of $3 million primarily due to lower energy rates partially offset by higher customer usage. Electric operating revenue decreased due to lower retail revenue of $82 million and lower wholesale and other revenue of $4 million primarily due to lower transmission revenue. Retail revenue decreased primarily due to $89 million from lower retail rates as a result of lower energy costs which are passed on to customers through deferred energy adjustment mechanisms, partially offset by $4 million from higher customer growth and $3 million of higher energy efficiency rate revenue, which is offset in operating expense. Electric retail customer load decreased 0.1% compared to 2015.

Operating income decreased $32 million for 2016 compared to 2015 due to higher operating expense of $28 million, related to benefits from changes in contingent liabilities in 2015 and planned maintenance and other generating costs, higher depreciation and amortization of $3 million, primarily due to higher plant in-service, and lower electric margins of $2 million, partially offset by higher natural gas margins of $2 million. The change in electric margins is due to lower electric operating revenue, partially offset by lower energy costs of $89 million. Energy costs decreased due to lower net deferred power costs of $70 million and a lower average cost of fuel for generation of $29 million, partially offset by higher purchased power costs of $10 million.

Northern Powergrid

Operating revenue decreased $45 million for 2016 compared to 2015 due to lower distribution revenue of $30 million and the stronger United States dollar of $16 million. Distribution revenue decreased due to lower tariff rates of $47 million mainly reflecting the impact of the new price control period effective April 1, 2015 and lower units distributed of $2 million, partially offset by the recovery of the December 2013 customer rebate of $11 million and favorable movements in regulatory provisions of $8 million. Operating income decreased $35 million for 2016 compared to 2015 primarily due to the lower distribution revenue and the stronger United States dollar of $9 million, partially offset by lower pension costs of $5 million.

BHE Pipeline Group

Operating revenue decreased $17 million for 2016 compared to 2015 due to lower transportation revenues at Northern Natural Gas from lower volumes and rates due to mild temperatures. Operating income decreased $8 million for 2016 compared to 2015 due to the lower transportation revenues, partially offset by lower operating expenses due to the timing of overhauls and pipeline integrity projects.

BHE Transmission

Operating revenue increased $33 million for 2016 compared to 2015 due to $50 million from additional assets placed in-service at AltaLink, partially offset by $17 million due to the stronger United States dollar. Operating income increased $30 million for 2016 compared to 2015 due to the higher operating revenue and lower operating expenses due to lower volume of third party transmission construction service and lower labor costs, partially offset by higher depreciation due to additional assets placed in-service and $8 million due to the stronger United States dollar.

BHE Renewables

Operating revenue increased $15 million for 2016 compared to 2015 due to an increase of $7 million as additional solar and wind capacity was placed in-service, a favorable change in the valuation of a power purchase agreement derivative of $9 million and higher wind generation at the Pinyon Pines projects of $6 million, partially offset by a $6 million decrease due to lower geothermal and natural gas generation.

Operating income increased $18 million for 2016 compared to 2015 due to the higher operating revenue and lower operating expense of $9 million, partially offset by higher depreciation and amortization of $6 million from additional solar and wind capacity placed in-service. Operating expense decreased due to the scope and timing of maintenance at certain geothermal plants and lower project acquisition costs, partially offset by additional solar and wind capacity placed in-service.

HomeServices

Operating revenue increased $43 million for 2016 compared to 2015 due to a 9.2% increase in closed brokerage units and a 4.2% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $21 million and an increase in acquired businesses totaling $22 million. The increase in existing businesses reflects a 2.6% increase in closed brokerage units, a 5.0% increase in average home sales prices and $4 million of higher mortgage revenue. Operating income increased $1 million for 2016 compared to 2015 due to the higher revenues at existing and acquired businesses, partially offset by higher cost of sales and operating expense, primarily commission expense, at existing and acquired businesses.
BHE and Other

Operating revenue decreased $19 million for 2016 compared to 2015 due to lower natural gas prices and electricity volumes, partially offset by higher electricity prices, at MidAmerican Energy Services, LLC. Operating loss increased $1 million for 2016 compared to 2015 as lower margins of $7 million at MidAmerican Energy Services, LLC were largely offset by lower other operating expenses.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2016	2015	Change

Subsidiary debt	$349	$341	$8	2%
BHE senior debt and other	102	103	(1)	(1)
BHE junior subordinated debentures	22	28	(6)	(21)
Total interest expense	$473	$472	$1	—

Interest expense on subsidiary debt increased $8 million for 2016 compared to 2015 due to debt issuances at MidAmerican Funding and BHE Renewables, partially offset by scheduled maturities and principal payments and the impact of foreign currency exchange rate movements of $6 million.

Interest expense on BHE junior subordinated debentures decreased $6 million for 2016 compared to 2015 due to repayments totaling $500 million in March 2016, $250 million in December 2015 and $600 million in June 2015.

Capitalized Interest

Capitalized interest decreased $18 million for 2016 compared to 2015 due to lower construction work-in-progress balances at AltaLink, BHE Renewables and PacifiCorp.

Allowance for Equity Funds

Allowance for equity funds decreased $16 million for 2016 compared to 2015 due to lower construction work-in-progress balances at AltaLink and PacifiCorp.

Other, net

Other, net decreased $16 million for 2016 compared to 2015 primarily due to a $13 million gain at MidAmerican Funding on the sale of a generating facility lease in 2015 and unfavorable movements in the Pinyon Pines interest rate swaps of $5 million.

Income Tax Expense

Income tax expense decreased $49 million for 2016 compared to 2015 and the effective tax rate was 14% for 2016 and 22% for 2015. The effective tax rate decreased due to favorable deferred state income tax benefits and higher production tax credits recognized of $11 million, partially offset by the impacts of rate making of $5 million.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in-service. Production tax credits recognized in 2016 were $68 million, or $11 million higher than 2015, while production tax credits earned in 2016 were $100 million, or $23 million higher than 2015. The difference between production tax credits recognized and earned of $32 million as of March 31, 2016, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2016.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums.

As of March 31, 2016, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$73	$167	$2	$483	$40	$9	$312	$1,086

Credit facilities	2,000	1,200	609	650	215	865	953	6,492
Less:
Short-term debt	(805)	—	(70)	—	—	(460)	(387)	(1,722)
Tax-exempt bond support and letters of credit	(11)	(150)	(190)	—	—	(10)	—	(361)
Net credit facilities	1,184	1,050	349	650	215	395	566	4,409

Total net liquidity	$1,257	$1,217	$351	$1,133	$255	$404	$878	$5,495
Credit facilities:
Maturity dates	2017	2017, 2018	2016, 2018	2018	2020	2017, 2020	2016, 2018

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2016 and 2015 were $1.4 billion and $1.1 billion, respectively. Improved operating results and other changes in working capital were partially offset by higher interest payments.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2016 and 2015 were $(1.3) billion and $(1.5) billion, respectively. The change was primarily due to lower capital expenditures of $399 million, partially offset by a $264 million tax equity investment in 2016.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2016 was $(99) million. Uses of cash totaled $821 million and consisted mainly of repayment of BHE junior subordinated debentures of $500 million and repayments of subsidiary debt totaling $310 million. Sources of cash totaled $722 million related to net proceeds from short-term debt.

In April 2016, Sierra Pacific issued $400 million of its 2.60% General and Refunding Securities, Series U, due May 2026. The net proceeds will be used, together with cash on hand, to pay at maturity the $450 million principal amount of 6.00% General and Refunding Securities, Series M, maturing in May 2016.

Net cash flows from financing activities for the three-month period ended March 31, 2015 was $239 million. Sources of cash totaled $647 million and consisted of proceeds from subsidiary debt issuances of $484 million and net proceeds from short-term debt of $163 million. Uses of cash totaled $408 million and consisted mainly of repayments of subsidiary debt of $353 million and repurchases of common stock totaling $36 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2015	2016	2016
Capital expenditures by business:
PacifiCorp	$208	$201	$795
MidAmerican Funding	244	332	1,145
NV Energy	115	146	476
Northern Powergrid	162	155	609
BHE Pipeline Group	46	30	276
BHE Transmission	265	112	491
BHE Renewables	382	45	557
HomeServices	3	4	25
BHE and Other	1	2	26
Total	$1,426	$1,027	$4,400

Capital expenditures by type:
Wind generation	$84	$105	$1,134
Solar generation	332	5	20
Electric transmission	341	115	506
Environmental	33	16	105
Other development projects	13	5	59
Electric distribution and other operating	623	781	2,576
Total	$1,426	$1,027	$4,400

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $69 million and $45 million for the three-month periods ended March 31, 2016 and 2015, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $591 million for 2016. MidAmerican Energy is constructing 599 MW (nominal ratings) that are expected to be placed in-service in 2016, of which 48 MW (nominal ratings) had been placed in-service as of March 31, 2016.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $36 million and $39 million for the three-month periods ended March 31, 2016 and 2015, respectively. The Jumbo Road Project with a total capacity of 300 MW achieved commercial operation in April 2015. BHE Renewables anticipates costs for wind-powered generating facilities will total an additional $425 million for 2016. BHE Renewables is developing and constructing up to 472 MW of wind-powered generating facilities in Nebraska and Kansas.

•	Solar generation includes the following:

◦
Construction of the Topaz Project totaling $- million and $43 million for the three-month periods ended March 31, 2016 and 2015, respectively. Final completion under the engineering, procurement and construction agreement occurred February 28, 2015, and project completion was achieved under the financing documents on March 30, 2015.

◦
Construction of the Solar Star Projects totaling $5 million and $283 million for the three-month periods ended March 31, 2016 and 2015, respectively. Both projects declared July 1, 2015 as the commercial operation date in accordance with the power purchase agreements. Final completion under the engineering, procurement and construction agreements occurred November 30, 2015 and project completion was achieved under the financing documents on December 15, 2015.

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

MidAmerican Energy Wind

In April 2016, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2017 through 2019. The filing, which is subject to IUB approval, establishes a cost cap of $3.6 billion, including AFUDC, and provides for a fixed rate of return on equity of 11.5% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the filing proposes modifications to the revenue sharing mechanism currently in effect. The proposed sharing mechanism would be effective in 2018 and would be triggered each year by actual equity returns if they are above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the proposed change in revenue sharing, MidAmerican Energy would share 100% of the revenue in excess of this trigger with customers. Such revenue sharing would reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy has requested IUB approval by the end of the third quarter of 2016. If approved by the IUB, MidAmerican Energy expects to incur approximately $300 million of additional capital expenditures in 2016, which are not reflected in the current 2016 forecast.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of approximately $170 million in 2015, $264 million in the first three months of 2016 and expects to contribute $406 million for the remainder of 2016 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company will enter into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits generated by the project.

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 other than the 2016 debt issuances and the renewable tax equity investments previously discussed.

Quad Cities Station Operating Status

Exelon Generation, the operator of Quad Cities Station of which MidAmerican Energy has a 25% ownership interest, has announced on May 6, 2016 its intention to shut down Quad Cities Station on June 1, 2018 if Illinois does not pass adequate legislation by May 31, 2016 or if Quad Cities Station does not clear the 2019-2020 PJM Interconnection, L.L.C. capacity auction, the results of which are expected to be available by May 24, 2016. MidAmerican Energy has expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032. Actions by Exelon Generation to retire Quad Cities Station before the end of its operating license would require an evaluation of MidAmerican Energy's legal rights pursuant to the Quad Cities Station agreements with Exelon Generation. In addition, the carrying value and classification of assets and liabilities related to Quad Cities Station on MidAmerican Energy's balance sheets would need to be evaluated, and a determination made of the sufficiency of the nuclear decommissioning trust fund to fund decommissioning costs at an earlier retirement date. If the trust fund is determined to be deficient, MidAmerican Energy may be required to contribute additional assets to the trust fund or directly pay certain decommissioning costs.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, and new regulatory matters occurring in 2016.

PacifiCorp

Utah

In March 2016, PacifiCorp filed its annual Energy Balancing Account ("EBA") with the UPSC requesting recovery of $19 million in deferred net power costs for the period January 1, 2015 through December 31, 2015. If approved by the UPSC, the new rates will be effective November 2016 on an interim basis until a final order is issued by the UPSC.

In March 2016, PacifiCorp filed its annual Renewable Energy Credit ("REC") balancing account application with the UPSC requesting recovery of $7 million for the period January 1, 2015 through December 31, 2015. If approved by the UPSC, the new rates will be effective June 2016.

Utah Senate Bill 115 ("SB 115"), Sustainable Transportation and Energy Plan, was signed into law in March 2016. The legislation establishes a five-year pilot program to provide up to $10 million annually of mandated funding for electric vehicle infrastructure and clean coal research, and authorizes funding at the commission’s discretion for solar development, utility-scale battery storage, and other innovative technology, economic development and air quality initiatives. SB 115 also authorizes the development of a renewable energy tariff for large customer loads. The legislation also allows PacifiCorp to change its regulatory accounting for energy efficiency services and programs from expense to capital, to be amortized over a ten-year period. The difference between amounts collected in rates for energy efficiency services and programs and the annual amount of cost amortization will result in a regulatory liability that may be used for depreciation of its coal-fired plants, as determined by the commission. Beginning June 1, 2016, the legislation also mandates full recovery of Utah's share of incremental fuel, purchased power and other variable supply costs through the EBA that are not fully in base rates rather than the prior recovery of 70%.

Oregon

In April 2016, PacifiCorp submitted its initial filing for the annual Transition Adjustment Mechanism filing in Oregon requesting an annual increase of $20 million, or an average price increase of 2%, based on forecasted net power costs and loads for calendar year 2017. Consistent with the passage of Oregon Senate Bill 1547-B ("SB 1547-B"), the filing includes the impact of expiring production tax credits, which account for $5 million of the requested increase. The filing will be updated for changes in contracts and market conditions in July and November 2016, before final rates become effective in January 2017.

Wyoming

In March 2016, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to recover $12 million in deferred net power costs for the period January 1, 2015 through December 31, 2015, and the RRA application requests approval to refund $1 million to customers. If approved by the WPSC, the ECAM and RRA rates will be effective May 2016 on an interim basis until a final order is issued by the WPSC.

Washington

In December 2013, the WUTC approved an annual increase of $17 million, or an average price increase of 6%, effective December 2013 related to a general rate case filed in January 2013 requesting $37 million, or an average price increase of 12%. In January 2014, PacifiCorp filed a petition for judicial review of certain findings of the WUTC's December 2013 order. In April 2016, the Washington Court of Appeals issued its order in the appeal of the general rate case. The two issues before the court were the WUTC's decisions to: (1) re-price power purchase agreements with California and Oregon qualifying facilities at market prices; and (2) the cost of capital, including use of a hypothetical capital structure. The court affirmed the WUTC, deferring to the WUTC's discretion in ratemaking and concluding that it did not abuse that discretion. PacifiCorp is evaluating the next steps, including whether to seek reconsideration or further appeal to the Washington Supreme Court.

Idaho

In February 2016, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $17 million, consisting primarily of $7 million for deferred net power costs, $6 million for the difference between REC revenues included in base rates and actual REC revenues and $4 million for a Lake Side 2 resource adder. In March 2016, the IPUC approved recovery of $17 million effective April 2016.

California

In March 2016, the CPUC approved PacifiCorp's application to recover a $1 million revenue requirement associated with drought-related fire hazard mitigation costs recorded in its catastrophic events memorandum account in 2014.

NV Energy (Nevada Power and Sierra Pacific)

In November 2014, one Nevada Power retail electric customer filed an application with the PUCN to purchase energy from a provider of a new electric resource and become a distribution only service customer, as allowed by Chapter 704B of the Nevada Revised Statutes. Chapter 704B allows retail electric customers with an average annual load of one MW or more to file a letter of intent and application with the PUCN to acquire electric energy and ancillary services from another energy supplier. The application was denied in June 2015 and the customer subsequently filed a petition for reconsideration. In July 2015, the PUCN approved a settlement between the customer and Nevada Power. In October 2015, the PUCN approved a separate green energy agreement between Nevada Power and the customer and tariff changes embedded in the settlement agreement. The customer withdrew its petition for reconsideration in November 2015.

In May 2015, three additional Nevada Power customers filed applications to purchase energy from a provider of a new electric resource and become a distribution only service customer. In December 2015, the PUCN granted the applications of the three customers subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms.

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

In January 2016, the PUCN denied requests to stay the order issued December 23, 2015. The PUCN also voted to reopen the evidentiary proceeding to address the application of new net metering rules for customers who applied for net metering service before the issuance of the final order. In February 2016, the PUCN affirmed most of the provisions of the December 23, 2015 order and adopted a twelve-year transition plan for changing rates for net metering customers to cost-based rates for utility services and value-based pricing for excess energy. Subsequently, two solar industry interest groups filed petitions for judicial review of the PUCN order issued in February 2016. The petitions request that the court either modify the PUCN order or direct the PUCN to modify its decision in a manner that would maintain rates and rules of service applicable to net metering as existed prior to the December 23, 2015 order of the PUCN. In addition, a referendum has been filed in Nevada to modify the statutes applicable to net metering. This referendum was challenged in Nevada state court and the court determined the referendum was not consistent with the Nevada Constitution. The Nevada state court decision is on appeal to the Nevada Supreme Court.

ALP

General Tariff Applications

In November 2014, ALP filed a GTA asking the AUC to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the AESO.

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

In October 2015, an update to this amended application was filed. The October 2015 update requested the AUC to approve an increase to 39% in ALP's common equity ratio resulting in revenue requirements of C$672 million for 2015 and C$704 million for 2016. In addition, the October 2015 update forecasted capital expenditures to be C$961 million for 2015 and C$538 million for 2016. ALP based its direct assign capital forecast, which comprises more than 80% of its total capital expenditures, on the long-range capital plan released by the AESO in January 2014, using its risk-adjusted capital forecasting model accepted by the AUC in its decision on ALP's previous general tariff application.

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

In February 2016, ALP filed a GTA asking the AUC to approve its transmission tariff of C$853 million for 2017 and C$990 million for 2018. In March 2016, the AUC suspended the 2017-2018 GTA until the decision on the 2015-2016 GTA is issued.

The total tariff relief proposed in the 2015-2016 and 2017-2018 GTAs for ALP’s customers is approximately C$627 million over the 2015-2018 period.

2016 Generic Cost of Capital Proceeding

In April 2015, the AUC opened a new GCOC proceeding to set the deemed capital structure and generic returns for 2016 and 2017. ALP filed evidence in January 2016. ALP's external rate of return expert evidence proposes 9% to 10.5% return on equity, on a recommended equity component of 40%, compared to the placeholder return on equity of 8.3% on a 36% equity component. The fair return and equity thickness recommended reflect the concerns noted by rating agencies and other members of the financial community regarding the increased business risks of utilities in Alberta.

In March 2016, intervenors filed their expert evidence proposing a range of 7% to 7.5% return on equity, on a recommended equity component of 35% for AltaLink. The oral hearing is scheduled in May 2016 and a decision is not expected until later in 2016.

Appeals of Recent AUC Decisions

In March 2015, the AUC issued its decision regarding cost of capital matters applicable to all electricity and natural gas utilities under its jurisdiction, including ALP. In its decision, which was retroactively applied to January 1, 2013, the AUC decreased the generic rate of return on common equity applicable to all utilities to 8.30% from the previously approved placeholder rate of 8.75% and decreased ALP's common equity ratio from 37% to 36% for the years 2013, 2014 and 2015. The approved common equity ratio and generic rate of return on common equity will remain in effect on an interim basis for 2016 and beyond, until changed by the AUC. ALP and other utilities had applied to the Alberta Court of Appeal for leave to appeal this decision; however, a decision not to proceed was made in the first quarter of 2016.

In November 2013, the AUC issued its Utility Asset Disposition ("UAD") decision in which it concluded, among other things, that in the case of the extraordinary retirement of an asset before it is fully depreciated, under or over recovery of capital investment on an extraordinary retirement should be borne by the utility and its shareholders. ALP and other utilities appealed the AUC's UAD decision to the Alberta Court of Appeal, which was dismissed in September 2015. In November 2015, ALP, Epcor and Enmax, filed a joint leave application to the Supreme Court of Canada for appeal of the Alberta Court of Appeal's UAD decision. The Supreme Court of Canada dismissed the appeal in April 2016.

In its November 2013 decision pertaining to ALP's 2013-2014 GTA, the AUC directed ALP to re-forecast the capital project expenditures for 2013 and 2014 Engineering, Procurement and Construction Management ("EPCM") services to reflect a two times labor multiplier and other approved mark-ups. While the AUC has not disallowed the new EPCM rates that ALP negotiated, there is a risk that, in a future direct assigned capital deferral account decision, the AUC may disallow a portion of the costs ALP has incurred for EPCM services in connection with capital projects executed under these relationship agreements. ALP has appealed this decision, which is scheduled to be heard in August 2016. ALP has requested approval of the capital project expenditures, including the new competitively bid EPCM rates, in its 2012-2013 direct assigned capital deferral account filing. ALP filed additional evidence supporting the new EPCM rates in 2015.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

In March 2016, Oregon Senate Bill 1547-B, the Clean Electricity and Coal Transition Plan, was signed into law. SB 1547-B requires that coal-fueled resources are eliminated from Oregon's allocation of electricity by January 1, 2030, and increases the current renewable portfolio standards ("RPS") target from 25% in 2025 to 50% by 2040. SB 1547-B also implements new REC banking provisions, as well as the following interim RPS targets: 27% in 2025 through 2029, 35% in 2030 through 2034, 45% in 2035 through 2039, and 50% by 2040 and subsequent years.
New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2015.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2016, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 6, 2016

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$167	$12
Accounts receivable, net	604	740
Income taxes receivable	—	17
Inventories:
Materials and supplies	231	233
Fuel	216	192
Regulatory assets	93	102
Other current assets	78	81
Total current assets	1,389	1,377

Property, plant and equipment, net	19,036	19,026
Regulatory assets	1,580	1,583
Other assets	413	381

Total assets	$22,418	$22,367

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$414	$473
Income taxes payable	67	—
Accrued employee expenses	99	70
Accrued interest	106	115
Accrued property and other taxes	88	62
Short-term debt	—	20
Current portion of long-term debt and capital lease obligations	65	68
Regulatory liabilities	37	34
Other current liabilities	234	229
Total current liabilities	1,110	1,071

Regulatory liabilities	948	938
Long-term debt and capital lease obligations	7,028	7,078
Deferred income taxes	4,738	4,750
Other long-term liabilities	1,026	1,027
Total liabilities	14,850	14,864

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,098	3,033
Accumulated other comprehensive loss, net	(11)	(11)
Total shareholders' equity	7,568	7,503

Total liabilities and shareholders' equity	$22,418	$22,367

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Operating revenue	$1,252	$1,250

Operating costs and expenses:
Energy costs	427	476
Operations and maintenance	263	268
Depreciation and amortization	190	189
Taxes, other than income taxes	48	45
Total operating costs and expenses	928	978

Operating income	324	272

Other income (expense):
Interest expense	(95)	(94)
Allowance for borrowed funds	4	6
Allowance for equity funds	7	10
Other, net	3	3
Total other income (expense)	(81)	(75)

Income before income tax expense	243	197
Income tax expense	78	63
Net income	$165	$134

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2014	$2	$—	$4,479	$3,288	$(13)	$7,756
Net income	—	—	—	134	—	134
Common stock dividends declared	—	—	—	(450)	—	(450)
Balance, March 31, 2015	$2	$—	$4,479	$2,972	$(13)	$7,440

Balance, December 31, 2015	$2	$—	$4,479	$3,033	$(11)	$7,503
Net income	—	—	—	165	—	165
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, March 31, 2016	$2	$—	$4,479	$3,098	$(11)	$7,568

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$165	$134
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	190	189
Allowance for equity funds	(7)	(10)
Deferred income taxes and amortization of investment tax credits	(6)	(10)
Changes in regulatory assets and liabilities	29	21
Other, net	—	1
Changes in other operating assets and liabilities:
Accounts receivable and other assets	104	89
Derivative collateral, net	(3)	(36)
Inventories	(24)	5
Income taxes	84	73
Accounts payable and other liabilities	—	26
Net cash flows from operating activities	532	482

Cash flows from investing activities:
Capital expenditures	(200)	(208)
Other, net	(2)	(25)
Net cash flows from investing activities	(202)	(233)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(55)	—
Net (repayments of) proceeds from short-term debt	(20)	190
Common stock dividends	(100)	(450)
Net cash flows from financing activities	(175)	(260)

Net change in cash and cash equivalents	155	(11)
Cash and cash equivalents at beginning of period	12	23
Cash and cash equivalents at end of period	$167	$12

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2016.

(2)    New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which creates FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2016	2015

Property, plant and equipment in-service	5-75 years	$26,822	$26,757
Accumulated depreciation and amortization		(8,485)	(8,360)
Net property, plant and equipment in-service		18,337	18,397
Construction work-in-progress		699	629
Total property, plant and equipment, net		$19,036	$19,026

(4)    Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Pension:
Service cost	$1	$1
Interest cost	14	13
Expected return on plan assets	(19)	(19)
Net amortization	8	10
Net periodic benefit cost	$4	$5

Other postretirement:
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(6)	(6)
Net amortization	(1)	(1)
Net periodic benefit credit	$(2)	$(2)

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2016. As of March 31, 2016, $1 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(5)    Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp does not engage in a material amount of proprietary trading activities.

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

There have been no significant changes in PacifiCorp's accounting policies related to derivatives. Refer to Note 6 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2016
Not designated as hedging contracts(1):
Commodity assets	$5	$—	$2	$—	$7
Commodity liabilities	(1)	—	(65)	(89)	(155)
Total	4	—	(63)	(89)	(148)

Total derivatives	4	—	(63)	(89)	(148)
Cash collateral receivable	—	—	19	59	78
Total derivatives - net basis	$4	$—	$(44)	$(30)	$(70)

As of December 31, 2015
Not designated as hedging contracts(1):
Commodity assets	$10	$—	$2	$—	$12
Commodity liabilities	(1)	—	(58)	(89)	(148)
Total	9	—	(56)	(89)	(136)

Total derivatives	9	—	(56)	(89)	(136)
Cash collateral receivable	—	—	18	57	75
Total derivatives - net basis	$9	$—	$(38)	$(32)	$(61)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2016 and December 31, 2015, a regulatory asset of $144 million and $133 million, respectively, was recorded related to the net derivative liability of $148 million and $136 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015

Beginning balance	$133	$85
Changes in fair value recognized in net regulatory assets	26	48
Net gains reclassified to operating revenue	8	25
Net losses reclassified to energy costs	(23)	(28)
Ending balance	$144	$130

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2016	2015
Electricity purchases	Megawatt hours	2	1
Natural gas purchases	Decatherms	107	111
Fuel oil purchases	Gallons	9	11

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2016, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $149 million and $142 million as of March 31, 2016 and December 31, 2015, respectively, for which PacifiCorp had posted collateral of $78 million and $75 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2016 and December 31, 2015, PacifiCorp would have been required to post $68 million and $64 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(6)    Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2016
Assets:
Commodity derivatives	$—	$6	$1	$(3)	$4
Money market mutual funds(2)	178	—	—	—	178
Investment funds	15	—	—	—	15
	$193	$6	$1	$(3)	$197

Liabilities - Commodity derivatives	$—	$(155)	$—	$81	$(74)

As of December 31, 2015
Assets:
Commodity derivatives	$—	$9	$3	$(3)	$9
Money market mutual funds(2)	13	—	—	—	13
Investment funds	15	—	—	—	15
	$28	$9	$3	$(3)	$37

Liabilities - Commodity derivatives	$—	$(148)	$—	$78	$(70)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $78 million and $75 million as of March 31, 2016 and December 31, 2015, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 5 for further discussion regarding PacifiCorp's risk management and hedging activities.

PacifiCorp's investments in money market mutual funds and investment funds are stated at fair value and are primarily accounted for as available-for-sale securities. When available, PacifiCorp uses a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics.

PacifiCorp's long-term debt is carried at cost on the Consolidated Balance Sheets. The fair value of PacifiCorp's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of PacifiCorp's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of PacifiCorp's long-term debt (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,061	$8,437	$7,114	$8,210

(7)    Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. After considering various motions filed by the parties to expand or limit damages, interest and attorney's fees, in May 2013, the court entered a final judgment against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. PacifiCorp strongly disagrees with the jury's verdict and is vigorously pursuing all appellate measures. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. Briefing before the Utah Supreme Court is complete and oral arguments were heard in September 2015. As of March 31, 2016, PacifiCorp had accrued $122 million for the final judgment and postjudgment interest, and believes the likelihood of any additional material loss is remote; however, any additional awards against PacifiCorp could also have a material effect on the consolidated financial results. Any payment of damages will be at the end of the appeals process.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that the United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it was determined that dam removal should proceed, dam removal would have begun no earlier than 2020.

Under the KHSA, PacifiCorp and its customers were protected from uncapped dam removal costs and liabilities. For dam removal to occur, federal legislation consistent with the KHSA was required to provide, among other things, protection for PacifiCorp from all liabilities associated with dam removal activities. As of December 31, 2015, no federal legislation had been enacted, and several parties to the KHSA initiated a dispute resolution process.

In February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. Since that time, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce have negotiated an amendment to the KHSA that was signed on April 6, 2016. Under the amended KHSA, PacifiCorp will file an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities to a newly formed private entity, the Klamath River Renewal Corporation ("KRRC"). The KRRC will file an application to surrender the license and decommission the facilities with the FERC.

The amended KHSA provides PacifiCorp with liability protections comparable to the KHSA. The amended KHSA also limits PacifiCorp's contribution to facilities removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. Additional funding of up to $250 million for facilities removal costs is to be provided by the state of California. California voters approved a water bond measure in November 2014 from which the state of California's contribution toward facilities removal costs will be drawn. If facilities removal costs exceed the combined funding that will be available from PacifiCorp's Oregon and California customers and the state of California, sufficient funds would need to be provided by the KRRC or an entity other than PacifiCorp in order for facilities removal to proceed.

If certain conditions in the amended KHSA are not satisfied and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of PacifiCorp during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with PacifiCorp's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10‑Q. PacifiCorp's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2016 and 2015

Overview

Net income for the first quarter of 2016 was $165 million, an increase of $31 million, or 23%, compared to 2015. Net income increased due to higher margins of $51 million, partially offset by lower AFUDC of $5 million. Margins increased primarily due to lower average cost of natural gas, lower coal-fueled generation, higher retail customer load, higher retail rates and lower purchased electricity prices, partially offset by higher natural gas-fueled generation and lower wholesale electricity revenue from lower volumes and prices. Retail customer load increased 1.0% due to the impacts of weather on residential and commercial customer loads, an increase in the average number of residential and commercial customers primarily in Utah and higher residential customer usage in Oregon, partially offset by lower industrial customer usage across the service territory and lower residential customer usage in Utah. Energy generated decreased 3% for the first quarter of 2016 compared to 2015 due to lower coal-fueled generation, partially offset by higher natural gas-fueled, hydroelectric and wind-powered generation. Wholesale electricity sales volumes decreased 29% and purchased electricity volumes decreased 9%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	First Quarter
	2016	2015	Change

Gross margin (in millions):
Operating revenue	$1,252	$1,250	$2	—%
Energy costs	427	476	(49)	(10)
Gross margin	$825	$774	$51	7

Sales (GWh):
Residential	4,260	3,993	267	7%
Commercial	4,091	4,030	61	2
Industrial and irrigation	4,822	5,037	(215)	(4)
Other	121	104	17	16
Total retail	13,294	13,164	130	1
Wholesale	1,894	2,654	(760)	(29)
Total sales	15,188	15,818	(630)	(4)

Average number of retail customers
(in thousands)	1,833	1,800	33	2%

Average revenue per MWh:
Retail	$87.99	$85.47	$2.52	3%
Wholesale	$24.53	$33.81	$(9.28)	(27)%

Sources of energy (GWh)(1):
Coal	8,732	10,352	(1,620)	(16)%
Natural gas	2,326	1,674	652	39
Hydroelectric(2)	1,344	1,024	320	31
Wind and other(2)	1,009	800	209	26
Total energy generated	13,411	13,850	(439)	(3)
Energy purchased	2,826	3,121	(295)	(9)
Total	16,237	16,971	(734)	(4)

Average cost of energy per MWh:
Energy generated(3)	$17.89	$19.72	$(1.83)	(9)%
Energy purchased	$48.49	$47.37	$1.12	2%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Gross margin increased $51 million, or 7%, for the first quarter of 2016 compared to 2015 primarily due to:

•	$49 million of lower natural gas costs due to lower average unit costs;

•	$31 million of lower coal costs primarily due to decreased generation, including the idling of the Carbon Facility in April 2015;

•
$23 million of higher retail revenues from a 1.0% increase in retail customer load due to the impacts of weather on residential and commercial customer loads, an increase in the average number of residential and commercial customers primarily in Utah and higher residential customer usage in Oregon, partially offset by lower industrial customer usage across the service territory and lower residential customer usage in Utah;

•	$22 million of increases mainly from higher retail rates; and

•	$11 million of lower purchased electricity primarily due to lower average market prices.

The increases above were partially offset by:

•	$47 million of higher natural gas costs due to increased generation, primarily as a result of increased availability; and

•	$43 million of lower wholesale revenue due to reduced volumes and lower average wholesale prices.

Operations and maintenance decreased $5 million, or 2%, for the first quarter of 2016 compared to 2015 primarily due to insurance recoveries expected from a prior period claim and lower labor and benefit costs.

Taxes, other than income taxes increased $3 million, or 7%, for the first quarter of 2016 compared to 2015 due to higher plant in-service and higher assessed property values.

Allowance for borrowed and equity funds decreased $5 million, or 31%, for the first quarter of 2016 compared to 2015 primarily due to lower qualified construction work-in-progress balances.

Income tax expense increased $15 million, or 24%, for the first quarter of 2016 compared to 2015 and the effective tax rate was 32% for 2016 and 2015. The increase in income tax expense was primarily due to higher pre-tax book income, partially offset by higher production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of March 31, 2016, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$167

Credit facilities	1,200
Less:
Short-term debt	—
Tax-exempt bond support and letters of credit	(150)
Net credit facilities	1,050

Total net liquidity	$1,217

Credit facilities:
Maturity dates	2017, 2018

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2016 and 2015 were $532 million and $482 million, respectively. The change was primarily due to higher receipts from retail customers, lower cash collateral posted for derivative contracts and lower purchased electricity payments, partially offset by lower receipts from wholesale electricity sales.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates will be 50% in 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. As a result of PATH, PacifiCorp's cash flows from operations are expected to benefit in 2016 and beyond due to bonus depreciation on qualifying assets placed in-service.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2016 and 2015 were $(202) million and $(233) million, respectively. The change was related to a prior year service territory acquisition and lower capital expenditures of $8 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2016 was $(175) million. Uses of cash consisted substantially of $100 million for common stock dividends paid to PPW Holdings LLC, $54 million for the repayment of long-term debt and $20 million for the repayment of short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2015 was $(260) million. Uses of cash consisted of $450 million for common stock dividends paid to PPW Holdings LLC. Sources of cash consisted of $190 million of net proceeds from short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2016, PacifiCorp had no short-term debt outstanding. As of December 31, 2015, PacifiCorp had $20 million of short-term debt outstanding at a weighted average interest rate of 0.65%.

Long-term Debt

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2015	2016	2016

Transmission system investment	$38	$32	$97
Environmental	26	15	63
Operating and other	144	153	635
Total	$208	$200	$795

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment includes main grid reinforcement costs, construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line that was placed in-service in May 2015 and initial development costs for several other long-term projects.

•
Environmental includes the installation of new or the replacement of existing emissions control equipment at certain generating facilities, including installation or upgrade of selective catalytic reduction control systems.

•
Remaining investments relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

In March 2015, PacifiCorp filed its 2015 Integrated Resource Plan ("IRP") with the state commissions. In 2015 the WPSC accepted the 2015 IRP into its files and the UPSC, IPUC and WUTC acknowledged the 2015 IRP. In February 2016, the OPUC acknowledged the 2015 IRP with one exception. In March 2016, PacifiCorp filed its update to the 2015 IRP with the state commissions.

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding PacifiCorp's current regulatory matters.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. PacifiCorp believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of PacifiCorp's forecast environmental-related capital expenditures.

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting PacifiCorp, refer to Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of the Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2015.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2016, and the related statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of MidAmerican Energy's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of MidAmerican Energy Company as of December 31, 2015, and the related statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein) prior to reclassification for the discontinued operations described in Note 3 to the accompanying financial information; and in our report dated February 26, 2016, we expressed an unqualified opinion on those financial statements. We also audited the adjustments described in Note 3 to reclassify the December 31, 2015 balance sheet of MidAmerican Energy Company for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued financial statements in deriving the accompanying retrospectively adjusted financial information as of December 31, 2015.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 6, 2016

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$1	$103
Receivables, net	198	342
Income taxes receivable	126	104
Inventories	239	238
Other current assets	28	58
Total current assets	592	845

Property, plant and equipment, net	11,759	11,723
Regulatory assets	1,078	1,044
Investments and restricted cash and investments	647	634
Other assets	138	139

Total assets	$14,214	$14,385

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$197	$426
Accrued interest	47	46
Accrued property, income and other taxes	100	125
Short-term debt	70	—
Current portion of long-term debt	34	34
Other current liabilities	127	166
Total current liabilities	575	797

Long-term debt	4,234	4,237
Deferred income taxes	3,133	3,061
Regulatory liabilities	848	831
Asset retirement obligations	484	488
Other long-term liabilities	248	266
Total liabilities	9,522	9,680

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	4,133	4,174
Accumulated other comprehensive loss, net	(2)	(30)
Total shareholder's equity	4,692	4,705

Total liabilities and shareholder's equity	$14,214	$14,385

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
Regulated electric	$399	$426
Regulated gas and other	226	296
Total operating revenue	625	722

Operating costs and expenses:
Cost of fuel, energy and capacity	92	122
Cost of gas sold and other	135	201
Operations and maintenance	160	170
Depreciation and amortization	110	100
Property and other taxes	28	29
Total operating costs and expenses	525	622

Operating income	100	100

Other income and (expense):
Interest expense	(49)	(44)
Allowance for borrowed funds	1	2
Allowance for equity funds	4	5
Other, net	3	3
Total other income and (expense)	(41)	(34)

Income before income tax benefit	59	66
Income tax benefit	(17)	(24)

Income from continuing operations	76	90

Discontinued operations (Note 3):
Income from discontinued operations	—	7
Income tax expense	—	3
Income on discontinued operations	—	4

Net income	$76	$94
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Net income	$76	$94

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $- and $-	1	—
Unrealized gains on cash flow hedges, net of tax of $- and $2	—	2
Total other comprehensive income, net of tax	1	2

Comprehensive income	$77	$96

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2014	$561	$3,712	$(23)	$4,250
Net income	—	94	—	94
Other comprehensive income	—	—	2	2
Balance, March 31, 2015	$561	$3,806	$(21)	$4,346

Balance, December 31, 2015	$561	$4,174	$(30)	$4,705
Net income	—	76	—	76
Other comprehensive income	—	—	1	1
Dividend (Note 3)	—	(117)	27	(90)
Balance, March 31, 2016	$561	$4,133	$(2)	$4,692

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$76	$94
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110	100
Deferred income taxes and amortization of investment tax credits	11	—
Changes in other assets and liabilities	11	11
Other, net	(13)	7
Changes in other operating assets and liabilities:
Receivables, net	28	43
Inventories	(1)	34
Derivative collateral, net	2	15
Contributions to pension and other postretirement benefit plans, net	(2)	(2)
Accounts payable	4	(45)
Accrued property, income and other taxes, net	(48)	(40)
Other current assets and liabilities	(6)	(11)
Net cash flows from operating activities	172	206

Cash flows from investing activities:
Utility construction expenditures	(332)	(244)
Purchases of available-for-sale securities	(34)	(27)
Proceeds from sales of available-for-sale securities	29	19
Other, net	(3)	2
Net cash flows from investing activities	(340)	(250)

Cash flows from financing activities:
Repayments of long-term debt	(4)	—
Net proceeds from short-term debt	70	15
Net cash flows from financing activities	66	15

Net change in cash and cash equivalents	(102)	(29)
Cash and cash equivalents at beginning of period	103	29
Cash and cash equivalents at end of period	$1	$—

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015. Certain amounts in the prior period Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three-month periods ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2015, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2016.

(2)	New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which creates FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No.2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

(3)	Discontinued Operations

On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. The transfer was made at MidAmerican Energy’s carrying value of the assets and liabilities as of December 31, 2015, and was recorded by MidAmerican Energy as a noncash dividend as summarized in the table below. Financial results of the unregulated retail services business for the three-month period ended March 31, 2015, have been reclassified to discontinued operations in the Statement of Operations. Operating revenue and cost of sales of the unregulated retail services business for the three-month period ended March 31, 2015, totaled $224 million and $212 million, respectively. Cash flows from operating activities of the unregulated retail services business totaled $17 million for the three-month period ended March 31, 2015, and are reflected in the Statement of Cash Flows. Assets, liabilities and equity of the unregulated retail services business reflected in the Balance Sheet as of December 31, 2015, are as follows (in millions):

Receivables	$115
Derivative assets	41
Deferred income taxes	21
Accounts payable	(49)
Derivative liabilities	(42)
Other assets and liabilities, net	4
Dividend, excluding accumulated other comprehensive loss, net	90
Accumulated other comprehensive loss, net	27
Dividend, including accumulated other comprehensive loss, net	$117

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2016	2015
Utility plant in service, net:
Generation	20-70 years	$10,499	$10,404
Transmission	52-70 years	1,304	1,305
Electric distribution	20-70 years	3,086	3,059
Gas distribution	28-70 years	1,519	1,507
Utility plant in service		16,408	16,275
Accumulated depreciation and amortization		(5,312)	(5,229)
Utility plant in service, net		11,096	11,046
Nonregulated property, net:
Nonregulated property gross	5-45 years	7	15
Accumulated depreciation and amortization		(1)	(5)
Nonregulated property, net		6	10
		11,102	11,056
Construction work in progress		657	667
Property, plant and equipment, net		$11,759	$11,723

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows:

	Three-Month Periods
	Ended March 31,
	2016	2015

Federal statutory income tax rate	35%	35%
Income tax credits	(57)	(63)
State income tax, net of federal income tax benefit	5	4
Effects of ratemaking	(12)	(11)
Other, net	—	(1)
Effective income tax rate	(29)%	(36)%

Income tax credits relate primarily to production tax credits from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $4 million and $- million for the three-month periods ended March 31, 2016 and 2015, respectively.

(6)	Employee Benefit Plans

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Pension:
Service cost	$3	$3
Interest cost	8	8
Expected return on plan assets	(11)	(11)
Net periodic benefit cost	$—	$—

Other postretirement:
Service cost	$1	$2
Interest cost	2	2
Expected return on plan assets	(3)	(4)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2016. As of March 31, 2016, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Risk Management and Hedging Activities

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. Prior to January 1, 2016, MidAmerican Energy also provided nonregulated retail electricity and natural gas services in competitive markets, which created contractual obligations to provide electric and natural gas services. MidAmerican Energy's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. MidAmerican Energy does not engage in a material amount of proprietary trading activities.

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 8 for additional information on derivative contracts and to Note 3 for a discussion of discontinued operations.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Other Current Assets	Other Assets	Other Current Liabilities	Other Long-term Liabilities	Total
As of March 31, 2016:
Not designated as hedging contracts(1)(2):
Commodity assets	$3	$—	$1	$—	$4
Commodity liabilities	—	—	(11)	(1)	(12)
Total	3	—	(10)	(1)	(8)

Designated as hedging contracts(2):
Commodity assets	—	—	—	—	—
Commodity liabilities	—	—	—	—	—
Total	—	—	—	—	—

Total derivatives	3	—	(10)	(1)	(8)
Cash collateral receivable	—	—	6	—	6
Total derivatives - net basis	$3	$—	$(4)	$(1)	$(2)

As of December 31, 2015:
Not designated as hedging contracts(1):
Commodity assets	$12	$4	$5	$2	$23
Commodity liabilities	(3)	—	(36)	(10)	(49)
Total	9	4	(31)	(8)	(26)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	—	—	(32)	(17)	(49)
Total	—	—	(31)	(15)	(46)

Total derivatives	9	4	(62)	(23)	(72)
Cash collateral receivable	—	—	22	6	28
Total derivatives - net basis	$9	$4	$(40)	$(17)	$(44)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2016 and December 31, 2015, a net regulatory asset of $11 million and $20 million, respectively, was recorded related to the net derivative liability of $8 million and $26 million, respectively.

(2)	The changes in derivative values from December 31, 2015, are substantially due to the transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015

Beginning balance	$20	$38
Changes in fair value recognized in net regulatory assets	6	2
Net losses reclassified to operating revenue	(8)	(16)
Net losses reclassified to cost of gas sold	(7)	(6)
Ending balance	$11	$18

Designated as Hedging Contracts

MidAmerican Energy used commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices related to its unregulated retail services business, which was transferred to a subsidiary of BHE. The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in other comprehensive income ("OCI"), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015

Beginning balance	$45	$34
Transfer to affiliate	(45)	—
Changes in fair value recognized in OCI	—	(6)
Net gains reclassified to nonregulated cost of sales	—	2
Ending balance	$—	$30

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2016	2015

Electricity purchases	Megawatt hours	—	15
Natural gas purchases	Decatherms	12	17

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2016, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $7 million and $66 million as of March 31, 2016 and December 31, 2015, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2016 and December 31, 2015, MidAmerican Energy would have been required to post $4 million and $55 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. MidAmerican Energy's exposure to contingent features declined significantly as a result of the transfer of its unregulated retail services business to a subsidiary of BHE.

(8)	Fair Value Measurements

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

•
Level 3 — Unobservable inputs reflect MidAmerican Energy's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2016:
Assets:
Commodity derivatives	$—	$3	$1	$(1)	$3
Money market mutual funds(2)	4	—	—	—	4
Debt securities:
United States government obligations	142	—	—	—	142
International government obligations	—	2	—	—	2
Corporate obligations	—	34	—	—	34
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	4	—	—	4
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	242	—	—	—	242
International companies	7	—	—	—	7
Investment funds	9	—	—	—	9
	$404	$45	$27	$(1)	$475

Liabilities - commodity derivatives	$(3)	$(4)	$(5)	$7	$(5)

As of December 31, 2015:
Assets:
Commodity derivatives	$—	$8	$18	$(13)	$13
Money market mutual funds(2)	56	—	—	—	56
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	2	—	—	2
Corporate obligations	—	39	—	—	39
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	239	—	—	—	239
International companies	6	—	—	—	6
Investment funds	4	—	—	—	4
	$438	$53	$44	$(13)	$522

Liabilities - commodity derivatives	$(13)	$(61)	$(24)	$41	$(57)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $6 million and $28 million as of March 31, 2016 and December 31, 2015, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 7 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	Commodity Derivatives	Auction Rate Securities
2016:
Beginning balance	$(6)	$26
Transfer to affiliate	(4)	—
Changes in fair value recognized in OCI	—	1
Changes in fair value recognized in net regulatory assets	(1)	—
Sales	—	(1)
Settlements	7	—
Ending balance	$(4)	$26

2015:
Beginning balance	$12	$26
Changes included in earnings	2	—
Changes in fair value recognized in OCI	1	—
Settlements	(6)	—
Ending balance	$9	$26

MidAmerican Energy's long-term debt is carried at cost on the Balance Sheets. The fair value of MidAmerican Energy's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,268	$4,847	$4,271	$4,636

(9)	Commitments and Contingencies

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

(10)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2014	$(3)	$(20)	$(23)
Other comprehensive income	—	2	2
Balance at March 31, 2015	$(3)	$(18)	$(21)

Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	1	—	1
Dividend (Note 3)	—	27	27
Balance, March 31, 2016	$(2)	$—	$(2)

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 7.

(11)	Segment Information

MidAmerican Energy has identified two reportable segments: regulated electric and regulated gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information presented below. Refer to Note 3 for further discussion. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the financial results and assets of remaining nonregulated operations.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
Regulated electric	$399	$426
Regulated gas	226	295
Other	—	1
Total operating revenue	$625	$722

Depreciation and amortization:
Regulated electric	$99	$90
Regulated gas	11	10
Total depreciation and amortization	$110	$100

Operating income:
Regulated electric	$57	$53
Regulated gas	43	47
Total operating income	$100	$100

	As of
	March 31, 2016	December 31, 2015
Total assets:
Regulated electric	$13,015	$12,970
Regulated gas	1,199	1,251
Other(1)	—	164
Total assets	$14,214	$14,385

(1)	Other total assets for December 31, 2015, includes amounts for MidAmerican Energy's unregulated retail services business transferred to a subsidiary of BHE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of MidAmerican Funding's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year then ended (not presented herein) prior to reclassification for the discontinued operations described in Note 3 to the accompanying financial information; and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 3 to reclassify the December 31, 2015 balance sheet of MidAmerican Funding, LLC and subsidiaries for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued financial statements in deriving the accompanying retrospectively adjusted financial information as of December 31, 2015.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 6, 2016

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$2	$103
Receivables, net	198	346
Income taxes receivable	127	104
Inventories	239	238
Other current assets	27	58
Total current assets	593	849

Property, plant and equipment, net	11,773	11,737
Goodwill	1,270	1,270
Regulatory assets	1,078	1,044
Investments and restricted cash and investments	649	636
Other assets	138	138

Total assets	$15,501	$15,674

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2016	2015

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$197	$427
Accrued interest	49	53
Accrued property, income and other taxes	99	125
Note payable to affiliate	31	139
Short-term debt	70	—
Current portion of long-term debt	34	34
Other current liabilities	127	166
Total current liabilities	607	944

Long-term debt	4,560	4,563
Deferred income taxes	3,129	3,056
Regulatory liabilities	848	831
Asset retirement obligations	484	488
Other long-term liabilities	248	267
Total liabilities	9,876	10,149

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	3,948	3,876
Accumulated other comprehensive loss, net	(2)	(30)
Total member's equity	5,625	5,525

Total liabilities and member's equity	$15,501	$15,674

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
Regulated electric	$399	$426
Regulated gas and other	227	301
Total operating revenue	626	727

Operating costs and expenses:
Cost of fuel, energy and capacity	92	122
Cost of gas sold and other	135	205
Operations and maintenance	161	170
Depreciation and amortization	110	100
Property and other taxes	28	29
Total operating costs and expenses	526	626

Operating income	100	101

Other income and (expense):
Interest expense	(54)	(50)
Allowance for borrowed funds	1	2
Allowance for equity funds	4	5
Other, net	3	16
Total other income and (expense)	(46)	(27)

Income before income tax benefit	54	74
Income tax benefit	(19)	(21)

Income from continuing operations	73	95

Discontinued operations (Note 3):
Income from discontinued operations	—	7
Income tax expense	—	3
Income on discontinued operations	—	4

Net income	$73	$99

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Net income	$73	$99

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of tax of $- and $-	1	—
Unrealized gains on cash flow hedges, net of tax of $- and $2	—	2
Total other comprehensive income, net of tax	1	2

Comprehensive income	$74	$101

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2014	$1,679	$3,417	$(23)	$5,073
Net income	—	99	—	99
Other comprehensive income	—	—	2	2
Other equity transactions	—	1	—	1
Balance, March 31, 2015	$1,679	$3,517	$(21)	$5,175

Balance, December 31, 2015	$1,679	$3,876	$(30)	$5,525
Net income	—	73	—	73
Other comprehensive income	—	—	1	1
Transfer to affiliate	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, March 31, 2016	$1,679	$3,948	$(2)	$5,625

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$73	$99
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110	100
Deferred income taxes and amortization of investment tax credits	11	—
Changes in other assets and liabilities	11	11
Other, net	(13)	(6)
Changes in other operating assets and liabilities:
Receivables, net	31	44
Inventories	(1)	34
Derivative collateral, net	2	15
Contributions to pension and other postretirement benefit plans, net	(2)	(2)
Accounts payable	4	(45)
Accrued property, income and other taxes, net	(51)	(37)
Other current assets and liabilities	(12)	(16)
Net cash flows from operating activities	163	197

Cash flows from investing activities:
Utility construction expenditures	(332)	(244)
Purchases of available-for-sale securities	(34)	(27)
Proceeds from sales of available-for-sale securities	29	19
Proceeds from sale of investment	—	13
Other, net	(2)	2
Net cash flows from investing activities	(339)	(237)

Cash flows from financing activities:
Repayments of long-term debt	(4)	—
Net change in note payable to affiliate	9	(4)
Net proceeds from short-term debt	70	15
Net cash flows from financing activities	75	11

Net change in cash and cash equivalents	(101)	(29)
Cash and cash equivalents at beginning of period	103	30
Cash and cash equivalents at end of period	$2	$1

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three-month periods ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2015, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2016.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Discontinued Operations

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. The transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE repaid a portion of MHC's note payable to BHE.

(4)	Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property gross of $22 million as of March 31, 2016 and December 31, 2015, and related accumulated depreciation and amortization of $8 million as of March 31, 2016 and December 31, 2015, which consisted primarily of a corporate aircraft owned by MHC.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows:

	Three-Month Periods
	Ended March 31,
	2016	2015

Federal statutory income tax rate	35%	35%
Income tax credits	(62)	(55)
State income tax, net of federal income tax benefit	5	3
Effects of ratemaking	(14)	(10)
Other, net	1	(1)
Effective income tax rate	(35)%	(28)%

Income tax credits relate primarily to production tax credits from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $4 million and $- million for the three-month periods ended March 31, 2016 and 2015, respectively.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Risk Management and Hedging Activities

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

(8)	Fair Value Measurements

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,594	$5,280	$4,597	$5,051

(9)    Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)	Components of Accumulated Other Comprehensive Income (Loss), Net

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)    Segment Information

MidAmerican Funding has identified two reportable segments: regulated electric and regulated gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information presented below. Refer to Note 3 for further discussion. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the financial results and assets of nonregulated operations, MHC and MidAmerican Funding.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
Regulated electric	$399	$426
Regulated gas	226	295
Other	1	6
Total operating revenue	$626	$727

Depreciation and amortization:
Regulated electric	$99	$90
Regulated gas	11	10
Total depreciation and amortization	$110	$100

Operating income:
Regulated electric	$57	$53
Regulated gas	43	47
Other	—	1
Total operating income	$100	$101

	As of
	March 31, 2016	December 31, 2015
Total assets(1):
Regulated electric	$14,206	$14,161
Regulated gas	1,278	1,330
Other	17	183
Total assets	$15,501	$15,674

(1)
Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units. Other total assets for December 31, 2015, includes amounts for MidAmerican Energy's unregulated retail services business transferred to a subsidiary of BHE.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. MidAmerican Funding owns all of the outstanding common stock of MHC Inc., which owns all of the common stock of MidAmerican Energy, Midwest Capital Group, Inc. and MEC Construction Services Co. MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa. MHC Inc., MidAmerican Funding and BHE are also headquartered in Des Moines, Iowa.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy as presented in this joint filing. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the historical unaudited Financial Statements and Notes to Financial Statements in Part I, Item 1 of this Form 10-Q. Refer to Note 3 of those Notes to Financial Statements for a discussion of the transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE on January 1, 2016. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2016 and 2015

Overview

MidAmerican Energy -

MidAmerican Energy's income from continuing operations for the first quarter of 2016 was $76 million, a decrease of $14 million, or 16%, compared to 2015 due to higher depreciation and amortization of $10 million due to wind-powered generation and other plant placed in service, lower recognized production tax credits of $8 million, higher interest expense of $5 million due to the issuance of first mortgage bonds in October 2015, lower regulated natural gas margins of $3 million due to warmer winter temperatures, partially offset by lower fossil-fueled generation maintenance of $4 million, lower electric distribution operations and maintenance costs of $4 million and higher regulated electric margins of $3 million. Regulated electric margins reflect lower energy costs, higher retail rates in Iowa and higher transmission revenue, partially offset by lower recoveries through bill riders, lower wholesale revenue and lower retail sales volumes.

MidAmerican Funding -

MidAmerican Funding's income from continuing operations for the first quarter of 2016 was $73 million, a decrease of $22 million, or 23%, compared to 2015. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease in the first quarter of 2015.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	First Quarter
	2016	2015	Change
Gross margin (in millions):
Operating revenue	$399	$426	$(27)	(6)%
Cost of fuel, energy and capacity	92	122	(30)	(25)
Gross margin	$307	$304	$3	1

Electricity Sales (GWh):
Residential	1,632	1,743	(111)	(6)%
Small general service	948	996	(48)	(5)
Large general service	2,820	2,692	128	5
Other	401	400	1	—
Total retail	5,801	5,831	(30)	(1)
Wholesale	2,018	2,850	(832)	(29)
Total sales	7,819	8,681	(862)	(10)

Average number of retail customers (in thousands)	758	750	8	1%

Average revenue per MWh:
Retail	$59.01	$61.25	$(2.24)	(4)%
Wholesale	$19.07	$19.49	$(0.42)	(2)%

Heating degree days	2,842	3,329	(487)	(15)%

Sources of energy (GWh)(1):
Coal	2,911	4,562	(1,651)	(36)%
Nuclear	936	876	60	7
Natural gas	28	(5)	33	*
Wind and other(2)	3,131	2,641	490	19
Total energy generated	7,006	8,074	(1,068)	(13)
Energy purchased	966	693	273	39
Total	7,972	8,767	(795)	(9)

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric gross margin increased $3 million for the first quarter of 2016 compared to 2015 primarily due to:

(1)	Higher wholesale gross margin of $4 million due to higher margins per unit due to greater wind-powered generation available for wholesale purposes and lower coal-fueled generation and prices;

(2)	Higher Multi-Value Projects ("MVPs") transmission revenue of $4 million, which is expected to increase as projects are constructed over the next two years; partially offset by

(3)	Lower retail gross margin of $5 million due to -

•	a decrease of $20 million from lower recoveries through bill riders;

•	a decrease of $6 million from the impact of temperatures;

•	an increase of $10 million from higher electric rates in Iowa effective January 1, 2016;

•	an increase of $9 million from lower retail energy costs primarily due to a lower average cost of fuel for generation and lower purchased power costs; and

•	an increase of $2 million primarily from non-weather-related usage factors.

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	First Quarter
	2016	2015	Change
Gross margin (in millions):
Operating revenue	$226	$295	$(69)	(23)%
Cost of gas sold	135	201	(66)	(33)
Gross margin	$91	$94	$(3)	(3)

Natural gas throughput (000's Dth):
Residential	22,328	25,031	(2,703)	(11)%
Small general service	10,822	12,108	(1,286)	(11)
Large general service	1,595	1,543	52	3
Other	19	22	(3)	(14)
Total retail sales	34,764	38,704	(3,940)	(10)
Wholesale sales	11,783	12,317	(534)	(4)
Total sales	46,547	51,021	(4,474)	(9)
Gas transportation service	24,065	23,969	96	—
Total gas throughput	70,612	74,990	(4,378)	(6)

Average number of retail customers (in thousands)	742	734	8	1%
Average revenue per retail Dth sold	$5.55	$6.35	$(0.80)	(13)%
Average cost of natural gas per retail Dth sold	$3.22	$4.18	$(0.96)	(23)%

Combined retail and wholesale average cost of natural gas per Dth sold	$2.90	$3.93	$(1.03)	(26)%

Heating degree days	2,972	3,448	(476)	(14)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the first quarter of 2016, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 26%, resulting in a decrease of $48 million in gas revenue and cost of gas sold compared to 2015.

Regulated gas gross margin decreased $3 million for the first quarter of 2016 compared to 2015 due to $6 million from lower retail sales volumes reflecting warmer winter temperatures in 2016, partially offset by increases due to non-weather-related usage factors and higher DSM recoveries.

Operating Costs and Expenses

Operations and maintenance decreased $10 million for the first quarter of 2016 compared to 2015 due to $4 million of lower fossil-fueled generation maintenance primarily from planned major outages in 2015, $4 million of lower electric distribution operations and maintenance, and lower DSM program costs, partially offset by higher transmission operations costs from the Midcontinent Independent System Operator, Inc. ("MISO"). DSM program costs and MISO transmission costs are recovered through bill riders.

Depreciation and amortization increased $10 million for the first quarter of 2016 compared to 2015 due to utility plant additions, including wind-powered generating facilities placed in service in the second half of 2015.

Other Income and (Expense)

MidAmerican Energy -

Interest expense increased $5 million for the first quarter of 2016 compared to 2015 due to higher interest expense from the issuance of $650 million of first mortgage bonds in October 2015, partially offset by the payment of a $426 million turbine purchase obligation in December 2015.

Allowance for borrowed and equity funds decreased $2 million for the first quarter of 2016 compared to 2015 primarily due to lower construction work-in-progress balances related to wind-powered generation.

MidAmerican Funding -

In addition to the fluctuations discussed above for MidAmerican Energy, MidAmerican Funding's other, net for the first quarter of 2015 reflects a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit on continuing operations decreased $7 million for the first quarter of 2016 compared to 2015, and the effective tax rate was (29)% for 2016 and (36)% for 2015. The change in the effective tax rate for the first quarter of 2016 was primarily due to a decrease in recognized production tax credits.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service. Production tax credits recognized in the first quarter of 2016 were $33 million, or $8 million lower than the first quarter of 2015, while production tax credits earned in the first quarter of 2016 were $67 million, or $9 million higher than the first quarter of 2015 primarily due to wind-powered generation placed in service in late 2015. The difference between production tax credits recognized and earned of $34 million as of March 31, 2016, will be recorded to earnings over the remainder of 2016.

MidAmerican Funding -

MidAmerican Funding's income tax benefit on continuing operations decreased $2 million for the first quarter of 2016 compared to 2015, and the effective tax rate was (35)% for 2016 and (28)% for 2015. The change in the effective tax rate was principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2016, MidAmerican Energy's total net liquidity was $346 million consisting of $1 million of cash and cash equivalents and $605 million of credit facilities reduced by $190 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations and $70 million of short-term debt. As of March 31, 2016, MidAmerican Funding's total net liquidity was $351 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2016 and 2015, were $172 million and $206 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2016 and 2015, were $163 million and $197 million, respectively. The decreases were predominantly due to an increase in coal inventory in 2016, the timing of DSM expenditures and recoveries and higher collateral requirements related to derivative positions, partially offset by the net impact of payables and receivables.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in service before January 1, 2020 (bonus depreciation rates will be 50% for 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Production tax credits were extended and phased-out for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2019. Production tax credits are maintained at the following levels for construction projects whose construction begins before the end of the respective year as follows: at full value for 2016, at 80% of present value for 2017, at 60% of present value for 2018, and 40% of present value for 2019. As a result of PATH, MidAmerican Energy's cash flows from operations are expected to benefit in 2016 and beyond due to bonus depreciation on qualifying assets placed in service and for production tax credits earned on qualifying wind projects.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2016 and 2015, were $(340) million and $(250) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2016 and 2015, were $(339) million and $(237) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for the first three months of 2016 compared to 2015 due to higher expenditures for wind-powered generation construction. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust. MidAmerican Funding received $13 million in 2015 related to the sale of an investment in a generating facility lease.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2016 and 2015 were $66 million and $15 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2016 and 2015, were $75 million and $11 million, respectively. MidAmerican Energy received $70 million and $15 million in 2016 and 2015, respectively, by issuing commercial paper. MidAmerican Funding received $9 million in 2016 and made payments of $4 million in 2015 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through June 30, 2016, commercial paper and bank notes aggregating $605 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of up to 400 basis points. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue an indeterminate amount of long-term debt securities through September 16, 2018. Additionally, MidAmerican Energy has authorization from the FERC to issue through March 31, 2017, long-term securities totaling up to $1.05 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the Illinois Commerce Commission to issue up to an aggregate of $900 million of additional long-term debt securities, of which $150 million expires December 9, 2016, and $750 million expires September 22, 2018.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2016, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

Utility Construction Expenditures

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

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.1 billion for 2016 and include:

•
$660 million primarily for the construction of 599 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2016, of which 48 MW (nominal ratings) had been placed in service as of March 31, 2016.

•
$124 million for transmission MVPs investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, with remaining expenditures predominantly in 2016.

•	Remaining costs primarily relate to routine expenditures for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

MidAmerican Energy Wind

In April 2016, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2017 through 2019. The filing, which is subject to IUB approval, establishes a cost cap of $3.6 billion, including AFUDC, and provides for a fixed rate of return on equity of 11.5% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the filing proposes modifications to the revenue sharing mechanism currently in effect. The proposed sharing mechanism would be effective in 2018 and would be triggered each year by actual equity returns if they are above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the proposed change in revenue sharing, MidAmerican Energy would share 100% of the revenue in excess of this trigger with customers. Such revenue sharing would reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy has requested IUB approval by the end of the third quarter of 2016. If approved by the IUB, MidAmerican Energy expects to incur approximately $300 million of additional capital expenditures in 2016, which are not reflected in the current 2016 forecast.

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2015.

Quad Cities Station Operating Status

Exelon Generation, the operator of Quad Cities Station of which MidAmerican Energy has a 25% ownership interest, has announced on May 6, 2016 its intention to shut down Quad Cities Station on June 1, 2018 if Illinois does not pass adequate legislation by May 31, 2016 or if Quad Cities Station does not clear the 2019-2020 PJM Interconnection, L.L.C. capacity auction, the results of which are expected to be available by May 24, 2016. MidAmerican Energy has expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032. Actions by Exelon Generation to retire Quad Cities Station before the end of its operating license would require an evaluation of MidAmerican Energy's legal rights pursuant to the Quad Cities Station agreements with Exelon Generation. In addition, the carrying value and classification of assets and liabilities related to Quad Cities Station on MidAmerican Energy's balance sheets would need to be evaluated, and a determination made of the sufficiency of the nuclear decommissioning trust fund to fund decommissioning costs at an earlier retirement date. If the trust fund is determined to be deficient, MidAmerican Energy may be required to contribute additional assets to the trust fund or directly pay certain decommissioning costs.

The following significant assets and liabilities associated with Quad Cities Station were included on MidAmerican Energy's balance sheet as of March 31, 2016 (in millions):

Assets:
Net plant in service, including nuclear fuel	$326
Construction work in progress	10
Inventory	17
Regulatory assets	4

Liabilities:
Asset retirement obligation(1)	293

(1)
The Quad Cities Station asset retirement obligation assumes a 2032 closure. MidAmerican Energy’s nuclear decommissioning trust fund established for the settlement of the Quad Cities Station asset retirement obligation totaled $436 million and an associated regulatory liability for the excess of the trust fund over the asset retirement obligation totaled $143 million as of March 31, 2016.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations. Refer to "Liquidity and Capital Resources" for discussion of MidAmerican Energy's forecast environmental-related capital expenditures.

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws and regulations.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting MidAmerican Energy and MidAmerican Funding, refer to Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2015.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2016, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of Nevada Power's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nevada Power Company and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 6, 2016

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$347	$536
Accounts receivable, net	205	265
Inventories	80	80
Other current assets	51	46
Total current assets	683	927

Property, plant and equipment, net	6,996	6,996
Regulatory assets	1,051	1,057
Other assets	39	37

Total assets	$8,769	$9,017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$179	$214
Accrued interest	38	54
Accrued property, income and other taxes	29	30
Regulatory liabilities	181	173
Current portion of long-term debt and financial and capital lease obligations	13	225
Customer deposits	58	58
Other current liabilities	38	28
Total current liabilities	536	782

Long-term debt and financial and capital lease obligations	3,058	3,060
Regulatory liabilities	306	304
Deferred income taxes	1,407	1,405
Other long-term liabilities	296	303
Total liabilities	5,603	5,854

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	861	858
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	3,166	3,163

Total liabilities and shareholder's equity	$8,769	$9,017

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Operating revenue	$399	$459

Operating costs and expenses:
Cost of fuel, energy and capacity	168	226
Operating and maintenance	99	76
Depreciation and amortization	75	74
Property and other taxes	11	9
Total operating costs and expenses	353	385

Operating income	46	74

Other income (expense):
Interest expense	(48)	(46)
Allowance for borrowed funds	1	1
Allowance for equity funds	1	1
Other, net	5	7
Total other income (expense)	(41)	(37)

Income before income tax expense	5	37
Income tax expense	2	13
Net income	$3	$24

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2014	1,000	$—	$2,308	$583	$(3)	$2,888
Net income	—	—	—	24	—	24
Balance, March 31, 2015	1,000	$—	$2,308	$607	$(3)	$2,912

Balance, December 31, 2015	1,000	$—	$2,308	$858	$(3)	$3,163
Net income	—	—	—	3	—	3
Balance, March 31, 2016	1,000	$—	$2,308	$861	$(3)	$3,166

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$3	$24
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on nonrecurring items	—	(3)
Depreciation and amortization	75	74
Deferred income taxes and amortization of investment tax credits	2	13
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	7	1
Deferred energy	23	39
Amortization of deferred energy	(14)	16
Other, net	—	(16)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	47	(18)
Inventories	—	(2)
Accounts payable and other liabilities	(19)	(35)
Net cash flows from operating activities	123	92

Cash flows from investing activities:
Capital expenditures	(98)	(63)
Proceeds from sale of assets	—	4
Other, net	—	10
Net cash flows from investing activities	(98)	(49)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(214)	(252)
Net proceeds from short-term debt	—	30
Net cash flows from financing activities	(214)	(222)

Net change in cash and cash equivalents	(189)	(179)
Cash and cash equivalents at beginning of period	536	220
Cash and cash equivalents at end of period	$347	$41

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Operations

Nevada Power Company, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Nevada Power's Item 8 Notes to Consolidated Financial Statements included in BHE's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2016.

(2)    New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which creates FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2016	2015
Utility plant:
Generation	25 - 80 years	$4,228	$4,212
Distribution	20 - 65 years	3,148	3,118
Transmission	45 - 65 years	1,796	1,788
General and intangible plant	5 - 65 years	721	694
Utility plant		9,893	9,812
Accumulated depreciation and amortization		(3,034)	(2,971)
Utility plant, net		6,859	6,841
Other non-regulated, net of accumulated depreciation and amortization	5 - 65 years	2	2
Plant, net		6,861	6,843
Construction work-in-progress		135	153
Property, plant and equipment, net		$6,996	$6,996

(4)    Regulatory Matters

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the Public Utilities Commission of Nevada ("PUCN").

Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

(5)    Employee Benefit Plans

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2016	2015
Qualified Pension Plan -
Other long-term liabilities	$(40)	$(38)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(5)	(5)

(6)     Risk Management and Hedging Activities

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

There have been no significant changes in Nevada Power's accounting policies related to derivatives. Refer to Note 7 for additional information on derivative contracts.

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of March 31, 2016
Commodity liabilities(1)	$(9)	$(13)	$(22)

As of December 31, 2015
Commodity liabilities(1)	$(8)	$(14)	$(22)

(1)
Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates and as of March 31, 2016 and December 31, 2015, a regulatory asset of $22 million was recorded related to the derivative liability of $22 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2016	2015
Electricity sales	Megawatt hours	(2)	(2)
Natural gas purchases	Decatherms	169	126

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2016, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features was $4 million and $3 million as of March 31, 2016 and December 31, 2015, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(7)	Fair Value Measurements

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
As of March 31, 2016
Assets - investment funds	$5	$—	$—	$5

Liabilities - commodity derivatives	$—	$—	$(22)	$(22)

As of December 31, 2015
Assets - investment funds	$5	$—	$—	$5

Liabilities - commodity derivatives	$—	$—	$(22)	$(22)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2016 and December 31, 2015, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 6 for further discussion regarding Nevada Power's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Beginning balance	$(22)	$(30)
Changes in fair value recognized in regulatory assets	(3)	(4)
Settlements	3	2
Ending balance	$(22)	$(32)

Nevada Power's long-term debt is carried at cost on the Consolidated Balance Sheets. The fair value of Nevada Power's long‑term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Nevada Power's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Nevada Power's long‑term debt (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,579	$3,141	$2,788	$3,240

(8)	Commitments and Contingencies

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

Senate Bill 123

In June 2013, the Nevada State Legislature passed Senate Bill No. 123 ("SB 123"), which included the retirement of coal plants and replacing the capacity with renewable and other generating facilities. In May 2014, Nevada Power filed its Emissions Reduction Capacity Replacement Plan ("ERCR Plan") in compliance with SB 123. In July 2015, Nevada Power filed an amendment to its ERCR Plan with the PUCN which was approved in September 2015. In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123.

Consistent with direction provided by the PUCN, Nevada Power acquired a 272-megawatt ("MW") natural gas co-generating facility in 2014, acquired a 210-MW natural gas peaking facility in 2014, constructed a 15-MW solar photovoltaic facility in 2015 and contracted two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities in 2015. In February 2016, Nevada Power solicited proposals to acquire 35 MW of nameplate renewable energy capacity to be owned by Nevada Power and solicited a long-term power purchase agreement for a minimum of 100 MW of nameplate renewable energy capacity in Nevada. These solicitations are related to Nevada Power's final steps to comply with SB 123, resulting in the retirement of 812 MW of coal-fueled generation by 2019.

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

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of Nevada Power during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with Nevada Power's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Nevada Power's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2016 and 2015

Net income for the first quarter of 2016 was $3 million, a decrease of $21 million, or 88%, compared to 2015 due to benefits from changes in contingent liabilities in 2015, higher planned maintenance and other generating costs, lower margins from changes in usage patterns with commercial and industrial customers and lower transmission demand, a gain on the sale of an equity investment in 2015, increased taxes due to a new state commerce tax and increases in property and franchise taxes, and higher interest on deferred charges.

Operating revenue and cost of fuel, energy and capacity are key drivers of Nevada Power's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. Nevada Power believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity, is therefore meaningful. A comparison of Nevada Power's key operating results is as follows:

	First Quarter
	2016	2015	Change
Gross margin (in millions):
Operating revenue	$399	$459	$(60)	(13)%
Cost of fuel, energy and capacity	168	226	(58)	(26)
Gross margin	$231	$233	$(2)	(1)

GWh sold:
Residential	1,573	1,525	48	3%
Commercial	984	993	(9)	(1)
Industrial	1,651	1,717	(66)	(4)
Other	49	53	(4)	(8)
Total retail	4,257	4,288	(31)	(1)
Wholesale	55	14	41	*
Total GWh sold	4,312	4,302	10	—

Average number of retail customers (in thousands):
Residential	791	776	15	2%
Commercial	105	105	—	—
Industrial	2	2	—	—
Total	898	883	15	2

Average retail revenue per MWh	$91.42	$104.34	$(12.92)	(12)%

Heating degree days	790	586	204	35%
Cooling degree days	64	148	(84)	(57)%

Sources of energy (GWh)(1):
Coal	185	283	(98)	(35)%
Natural gas	3,111	3,547	(436)	(12)
Renewables	8	—	8	*
Total energy generated	3,304	3,830	(526)	(14)
Energy purchased	1,232	523	709	*
Total	4,536	4,353	183	4

*     Not meaningful

(1)	GWh amounts are net of energy used by the related generating facilities.

Gross margin decreased $2 million, or 1%, for the first quarter of 2016 compared to 2015 due to:

•	$2 million in usage patterns for commercial and industrial customers and

•	$1 million in lower transmission demand.
The decrease in gross margin was partially offset by:

•	$1 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.

Operating and maintenance increased $23 million, or 30%, for the first quarter of 2016 compared to 2015 due to benefits from changes in contingent liabilities in 2015, higher planned maintenance and other generating costs and higher energy efficiency program costs, which are fully recovered in operating revenue.

Property and other taxes increased $2 million, or 22%, for the first quarter of 2016 compared to 2015 due to a new state commerce tax and increases in property and franchise taxes.

Other income (expense) is unfavorable $4 million, or 11%, for the first quarter of 2016 compared to 2015 due to a gain on the sale of an equity investment in March 2015 and higher interest on deferred charges.

Income tax expense decreased $11 million, or 85%, for the first quarter of 2016 compared to 2015. The effective tax rate was 35% for 2016 and 2015.

Liquidity and Capital Resources

As of March 31, 2016, Nevada Power's total net liquidity was $747 million consisting of $347 million in cash and cash equivalents and $400 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2016 and 2015 were $123 million and $92 million, respectively. The change was due to lower payments for fuel costs and lower interest payments, partially offset by decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2016 and 2015 were $(98) million and $(49) million, respectively. The change was due to increased capital maintenance expenditures and cash received for the sale of securities and an equity investment in 2015.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2016 and 2015 were $(214) million and $(222) million, respectively. The change was due to lower repayments of long-term debt, partially offset by net proceeds from short-term borrowings in 2015.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2016, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $553 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of March 31, 2016. In addition, certain financing agreements contain covenants which are currently suspended as Nevada Power's senior secured debt is rated investment grade. However, if Nevada Power's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, Nevada Power would be subject to limitations under these covenants.

Future Uses of Cash

Nevada Power has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the use of its secured revolving credit facility, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which Nevada Power has access to external financing depends on a variety of factors, including Nevada Power's credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2015	2016	2016

Generation development	$6	$—	$2
Distribution	28	26	86
Transmission system investment	6	11	32
Other	23	61	115
Total	$63	$98	$235

In April 2016, Nevada Power executed an agreement to purchase a 504-MW natural gas facility. The sale is subject to certain conditions including federal and state regulatory approval. The transaction is expected to close no later than the first quarter of 2017.

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Matters

Nevada Power is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding Nevada Power's current regulatory matters.

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

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting Nevada Power, refer to Note 2 of Notes to Consolidated Financial Statements in Nevada Power's Part I, Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2015. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2015.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2016, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of Sierra Pacific's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 6, 2016

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$135	$106
Accounts receivable, net	99	124
Inventories	39	39
Other current assets	20	13
Total current assets	293	282

Property, plant and equipment, net	2,770	2,766
Regulatory assets	430	432
Other assets	7	7

Total assets	$3,500	$3,487

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$97	$127
Accrued interest	16	15
Accrued property, income and other taxes	13	13
Regulatory liabilities	90	78
Current portion of long-term debt and financial and capital lease obligations	453	453
Customer deposits	17	17
Other current liabilities	14	11
Total current liabilities	700	714

Long-term debt and financial and capital lease obligations	749	749
Regulatory liabilities	229	230
Deferred income taxes	580	570
Other long-term liabilities	149	148
Total liabilities	2,407	2,411

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(18)	(35)
Total shareholder's equity	1,093	1,076

Total liabilities and shareholder's equity	$3,500	$3,487

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Operating revenue:
Electric	$170	$196
Natural Gas	47	50
Total operating revenue	217	246

Operating costs and expenses:
Cost of fuel, energy and capacity	70	97
Natural gas purchased for resale	30	35
Operating and maintenance	41	36
Depreciation and amortization	29	28
Property and other taxes	6	7
Total operating costs and expenses	176	203

Operating income	41	43

Other income (expense):
Interest expense	(16)	(15)
Allowance for equity funds	1	1
Other, net	1	1
Total other income (expense)	(14)	(13)

Income before income tax expense	27	30
Income tax expense	10	11
Net income	$17	$19

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance, December 31, 2014	1,000	$—	$1,111	$(111)	$(2)	$998
Net income	—	—	—	19	—	19
Balance, March 31, 2015	1,000	$—	$1,111	$(92)	$(2)	$1,017

Balance, December 31, 2015	1,000	$—	$1,111	$(35)	$—	$1,076
Net income	—	—	—	17	—	17
Balance, March 31, 2016	1,000	$—	$1,111	$(18)	$—	$1,093

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$17	$19
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29	28
Allowance for equity funds	(1)	—
Deferred income taxes and amortization of investment tax credits	10	11
Changes in regulatory assets and liabilities	(3)	(4)
Deferred energy	23	26
Amortization of deferred energy	(9)	12
Other, net	—	(1)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	18	(11)
Inventories	1	—
Accounts payable and other liabilities	(7)	(4)
Net cash flows from operating activities	78	76

Cash flows from investing activities:
Capital expenditures	(48)	(47)
Other, net	—	2
Net cash flows from investing activities	(48)	(45)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(1)	—
Net cash flows from financing activities	(1)	—

Net change in cash and cash equivalents	29	31
Cash and cash equivalents at beginning of period	106	22
Cash and cash equivalents at end of period	$135	$53

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2016 and 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Sierra Pacific's Item 8 Notes to Consolidated Financial Statements included in BHE's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2016.

(2)    New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which creates FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2016	2015
Utility plant:
Electric generation	40 - 125 years	$1,128	$1,134
Electric distribution	20 - 70 years	1,393	1,382
Electric transmission	50 - 70 years	748	739
Electric general and intangible plant	5 - 65 years	156	139
Natural gas distribution	40 - 70 years	375	374
Natural gas general and intangible plant	8 - 10 years	15	13
Common general	5 - 65 years	264	265
Utility plant		4,079	4,046
Accumulated depreciation and amortization		(1,382)	(1,368)
Utility plant, net		2,697	2,678
Construction work-in-progress		73	88
Property, plant and equipment, net		$2,770	$2,766

(4)    Regulatory Matters

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the Public Utilities Commission of Nevada ("PUCN").

Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

(5)	Recent Financing Transactions

In April 2016, Sierra Pacific issued $400 million of its 2.60% General and Refunding Securities, Series U, due May 2026. The net proceeds will be used, together with cash on hand, to pay at maturity the $450 million principal amount of 6.00% General and Refunding Securities, Series M, maturing in May 2016.

In April 2016, Sierra Pacific repurchased at par value $58 million, plus accrued interest, of its Pollution Control Revenue Bonds Series 2006A, due 2031, and $75 million, plus accrued interest, of its Pollution Control Revenue Bonds Series 2006B, due 2036.

(6)    Employee Benefit Plans

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2016	2015
Qualified Pension Plan -
Other long-term liabilities	$(29)	$(29)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(32)	(32)

(7)	Fair Value Measurements

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

Sierra Pacific's long-term debt is carried at cost on the Consolidated Balance Sheets. The fair value of Sierra Pacific's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Sierra Pacific's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Sierra Pacific's long-term debt (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,166	$1,278	$1,165	$1,248

(8)	Commitments and Contingencies

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

(9)    Segment Information

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

Sierra Pacific believes presenting gross margin allows the reader to assess the impact of Sierra Pacific's regulatory treatment and its overall regulatory environment on a consistent basis and is meaningful. Gross margin is calculated as operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale ("cost of sales"). The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2016	2015
Operating revenue:
Regulated electric	$170	$196
Regulated gas	47	50
Total operating revenue	$217	$246

Cost of sales:
Regulated electric	$70	$97
Regulated gas	30	35
Total cost of sales	$100	$132

Gross margin:
Regulated electric	$100	$99
Regulated gas	17	15
Total gross margin	$117	$114

Operating and maintenance:
Regulated electric	$36	$32
Regulated gas	5	4
Total operating and maintenance	$41	$36

Depreciation and amortization:
Regulated electric	$25	$24
Regulated gas	4	4
Total depreciation and amortization	$29	$28

Operating income:
Regulated electric	$33	$37
Regulated gas	8	6
Total operating income	$41	$43

Interest expense:
Regulated electric	$14	$14
Regulated gas	2	1
Total interest expense	$16	$15

	As of
	March 31,	December 31,
	2016	2015
Total assets:
Regulated electric	$3,031	$3,060
Regulated gas	328	316
Regulated common assets(1)	141	111
Total assets	$3,500	$3,487

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Sierra Pacific's revenues and operating income are subject to fluctuations during the year due to impacts that seasonal weather, rate changes, and customer usage patterns have on demand for electric energy and resources. Sierra Pacific is a summer peaking utility experiencing its highest retail energy sales in response to the demand for air conditioning. The variations in energy usage due to varying weather, customer growth and other energy usage patterns, including energy efficiency and conservation measures, necessitates a continual balancing of loads and resources and purchases and sales of energy under short- and long-term energy supply contracts. As a result, the prudent management and optimization of available resources has a direct effect on the operating and financial performance of Sierra Pacific. Additionally, the timely recovery of purchased power, fuel costs and other costs and the ability to earn a fair return on investments through rates are essential to the operating and financial performance of Sierra Pacific.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of Sierra Pacific during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with Sierra Pacific's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Sierra Pacific's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2016 and 2015

Overview

Net income for the first quarter of 2016 was $17 million, a decrease of $2 million, or 11%, compared to 2015 primarily due to higher planned maintenance and other generating costs, partially offset by higher natural gas margins from increased customer usage due to the impacts of weather.

Operating revenue, cost of fuel, energy and capacity and natural gas purchased for resale are key drivers of Sierra Pacific's results of operations as they encompass retail and wholesale electricity and natural gas revenue and the direct costs associated with providing electricity and natural gas to customers. Sierra Pacific believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity and natural gas purchased for resale, is therefore meaningful. A comparison of Sierra Pacific's key operating results is as follows:

Electric Gross Margin

	First Quarter
	2016	2015	Change
Gross margin (in millions):
Operating electric revenue	$170	$196	$(26)	(13)%
Cost of fuel, energy and capacity	70	97	(27)	(28)
Gross margin	$100	$99	$1	1

GWh sold:
Residential	609	591	18	3%
Commercial	649	666	(17)	(3)
Industrial	738	717	21	3
Other	4	4	—	—
Total retail	2,000	1,978	22	1
Wholesale	188	182	6	3
Total GWh sold	2,188	2,160	28	1

Average number of retail customers (in thousands):
Residential	290	287	3	1%
Commercial	47	46	1	2
Total	337	333	4	1

Average retail revenue per MWh	$78.33	$91.86	$(13.53)	(15)%

Heating degree days	1,960	1,668	292	18%

Sources of energy (GWh)(1):
Coal	214	340	(126)	(37)%
Natural gas	989	978	11	1
Total energy generated	1,203	1,318	(115)	(9)
Energy purchased	1,144	927	217	23
Total	2,347	2,245	102	5

(1)    GWh amounts are net of energy used by the related generating facilities.

Natural Gas Gross Margin

	First Quarter
	2016	2015	Change
Gross margin (in millions):
Operating natural gas revenue	$47	$50	$(3)	(6)%
Natural gas purchased for resale	30	35	(5)	(14)
Gross margin	$17	$15	$2	13

Dth sold:
Residential	3,863	3,215	648	20%
Commercial	2,032	1,615	417	26
Industrial	573	525	48	9
Total retail	6,468	5,355	1,113	21

Average number of retail customers (in thousands)	161	158	3	2%
Average revenue per retail Dth sold	$7.04	$9.15	$(2.11)	(23)%
Average cost of natural gas per retail Dth sold	$4.50	$6.48	$(1.98)	(31)%
Heating degree days	1,960	1,668	292	18%

Electric gross margin increased $1 million, or 1%, for the first quarter of 2016 compared to 2015 due to higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.

Natural gas gross margin increased $2 million, or 13%, for the first quarter of 2016 compared to 2015 due to higher customer usage, primarily from the impacts of weather.

Operating and maintenance increased $5 million, or 14%, for the first quarter of 2016 compared to 2015 due to planned maintenance and other generating costs and higher energy efficiency program costs, which are fully recovered in operating revenue.

Income tax expense decreased $1 million, or 9%, for the first quarter of 2016 compared to 2015. The effective tax rate was 37% for 2016 and 2015.

Liquidity and Capital Resources

As of March 31, 2016, Sierra Pacific's total net liquidity was $385 million consisting of $135 million in cash and cash equivalents and $250 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2016 and 2015 were $78 million and $76 million, respectively. The change was due to lower payments for fuel costs, partially offset by decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2016 and 2015 were $(48) million and $(45) million, respectively. The change was primarily due to cash received from the sale of securities in 2015.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2016 and 2015 were $(1) million and $‑ million, respectively. The change was primarily due to repayments of financial and capital lease obligations.

In April 2016, Sierra Pacific issued $400 million of its 2.60% General and Refunding Securities, Series U, due May 2026. The net proceeds will be used, together with cash on hand, to pay at maturity the $450 million principal amount of 6.00% General and Refunding Securities, Series M, maturing in May 2016.

In April 2016, Sierra Pacific repurchased at par value $58 million, plus accrued interest, of its Pollution Control Revenue Bonds Series 2006A, due 2031, and $75 million, plus accrued interest, of its Pollution Control Revenue Bonds Series 2006B, due 2036.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2016, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $798 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of March 31, 2016. In addition, certain financing agreements contain covenants which are currently suspended as Sierra Pacific's senior secured debt is rated investment grade. However, if Sierra Pacific's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, Sierra Pacific would be subject to limitations under these covenants.

Future Uses of Cash

Sierra Pacific has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the use of its secured revolving credit facility, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which Sierra Pacific has access to external financing depends on a variety of factors, including Sierra Pacific's credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

Capital Expenditures

Sierra Pacific has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Expenditures for certain assets may ultimately include acquisitions of existing assets.

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2015	2016	2016

Distribution	$23	$16	$104
Transmission system investment	3	3	36
Other	21	29	65
Total	$47	$48	$205

Contractual Obligations

As of March 31, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Matters

Sierra Pacific is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding Sierra Pacific's current regulatory matters.

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

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws and regulations.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting Sierra Pacific, refer to Note 2 of Notes to Consolidated Financial Statements in Sierra Pacific's Part I, Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2015. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2015. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2015. Refer to Note 8 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, Note 5 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q, Note 6 of the Notes to Financial Statements of MidAmerican Energy in Part I, Item 1 of this Form 10-Q and Note 6 of the Notes to Consolidated Financial Statements of Nevada Power in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2016.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2015.

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

None of the Registrants engaged in any activities as defined under Section 13(r) of the Securities Exchange Act of 1934, as amended, during the period covered by this Quarterly Report on Form 10-Q.

However, Section 13(r) of the Securities Exchange Act of 1934 requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran. Because of the broad definition of "affiliate" in Rule 12b-2 of the Securities Exchange Act of 1934, disclosure is required by the Registrants.

Berkshire Hathaway Inc., the ultimate parent company of each Registrant, has provided each Registrant the disclosure set forth below describing the Iran Threat Reduction and Syria Human Rights Act of 2012 activities of one of Berkshire Hathaway Inc.'s foreign subsidiaries. All references in this quoted disclosure to "we" and "our" are to Berkshire Hathaway Inc.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

We are making the following disclosures under Section 13(r) of the Exchange Act because our management recently became aware that one of our foreign subsidiaries made sales through a third-party distributor to customers in Iran that include or may include parties (the "Iran Parties") that meet the definition of the "Government of Iran" under Section 560.304 of 31 C.F.R. Part 560. Based upon currently known information, total revenues to our subsidiary from sales to the Iran Parties, which took place from June 2013 through November 2015, were approximately $45,000, and the total net income attributable to those sales was approximately $2,500.

Our subsidiary has stopped all shipments to the Iran Parties, and the subsidiary does not intend to continue sales to, or engage in other dealings with, the Iran Parties. On May 6, 2016, we submitted initial notifications of voluntary self-disclosures to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"), and the U.S. Department of Commerce, Bureau of Industry and Security ("BIS"). We will submit further information to OFAC and BIS after completing an internal investigation, which we are conducting with the assistance of outside counsel, and we intend to cooperate fully with both agencies.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 6, 2016	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 6, 2016	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President and Chief Financial Officer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 6, 2016	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President, Chief Financial Officer and Director
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 6, 2016	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President, Chief Financial Officer and Director
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 6, 2016	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President, Chief Financial Officer and Director
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

BERKSHIRE HATHAWAY ENERGY

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

MIDAMERICAN ENERGY

15.3	Awareness Letter of Independent Registered Public Accounting Firm.

31.5	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.5	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MIDAMERICAN FUNDING

31.7	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.7	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.8	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.    Description

NEVADA POWER

15.4	Awareness Letter of Independent Registered Public Accounting Firm.

31.9	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.9	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.10	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIERRA PACIFIC

15.5	Awareness Letter of Independent Registered Public Accounting Firm.

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.1
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 2.60% General and Refunding Mortgage Notes, Series U, due 2026 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated April 15, 2016).

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.