Form 10-Q
period 2016-06-30
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO; PACIFICORP /OR/
filed 2016-08-05
CIK 1081316, 90144, 71180, 1098296, 928576, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of July 31, 2016, 77,391,144 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of July 31, 2016, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of July 31, 2016.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2016, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2016, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of July 31, 2016, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 586-megawatt solar project in California

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
GTA	General Tariff Application
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases

GWh	Gigawatt Hours
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	30
PacifiCorp and its subsidiaries	67
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	104
Nevada Power Company and its subsidiaries	126
Sierra Pacific Power Company and its subsidiaries	145

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2016, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of changes in equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2016

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$778	$1,108
Trade receivables, net	1,814	1,785
Income taxes receivable	53	319
Inventories	933	882
Mortgage loans held for sale	543	335
Other current assets	840	814
Total current assets	4,961	5,243

Property, plant and equipment, net	61,449	60,769
Goodwill	9,139	9,076
Regulatory assets	4,193	4,155
Investments and restricted cash and investments	3,794	3,367
Other assets	1,071	1,008

Total assets	$84,607	$83,618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,432	$1,564
Accrued interest	464	469
Accrued property, income and other taxes	643	372
Accrued employee expenses	322	264
Regulatory liabilities	396	402
Short-term debt	1,469	974
Current portion of long-term debt	886	1,148
Other current liabilities	929	896
Total current liabilities	6,541	6,089

Regulatory liabilities	2,665	2,631
BHE senior debt	7,416	7,814
BHE junior subordinated debentures	1,944	2,944
Subsidiary debt	26,635	26,066
Deferred income taxes	13,118	12,685
Other long-term liabilities	2,789	2,854
Total liabilities	61,108	61,083

Commitments and contingencies (Note 12)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,404	6,403
Retained earnings	17,932	16,906
Accumulated other comprehensive loss, net	(979)	(908)
Total BHE shareholders' equity	23,357	22,401
Noncontrolling interests	142	134
Total equity	23,499	22,535

Total liabilities and equity	$84,607	$83,618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Energy	$3,280	$3,690	$6,830	$7,463
Real estate	841	758	1,332	1,206
Total operating revenue	4,121	4,448	8,162	8,669

Operating costs and expenses:
Energy:
Cost of sales	970	1,229	2,065	2,583
Operating expense	909	935	1,791	1,841
Depreciation and amortization	640	604	1,259	1,185
Real estate	748	673	1,240	1,123
Total operating costs and expenses	3,267	3,441	6,355	6,732

Operating income	854	1,007	1,807	1,937

Other income (expense):
Interest expense	(468)	(476)	(941)	(948)
Capitalized interest	103	22	114	51
Allowance for equity funds	115	30	130	61
Interest and dividend income	27	26	54	52
Other, net	1	10	11	36
Total other income (expense)	(222)	(388)	(632)	(748)

Income before income tax expense and equity income	632	619	1,175	1,189
Income tax expense	121	82	195	205
Equity income	34	30	60	56
Net income	545	567	1,040	1,040
Net income attributable to noncontrolling interests	9	9	14	13
Net income attributable to BHE shareholders	$536	$558	$1,026	$1,027

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Net income	$545	$567	$1,040	$1,040

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $13, $(11), $19 and $(3)	40	(28)	62	(6)
Foreign currency translation adjustment	(272)	263	(205)	(161)
Unrealized gains on available-for-sale securities, net of tax of $14, $77, $36 and $190	38	116	71	282
Unrealized gains (losses) on cash flow hedges, net of tax of $16, $(4), $2 and $(3)	24	(7)	1	(6)
Total other comprehensive (loss) income, net of tax	(170)	344	(71)	109

Comprehensive income	375	911	969	1,149
Comprehensive income attributable to noncontrolling interests	9	9	14	13
Comprehensive income attributable to BHE shareholders	$366	$902	$955	$1,136

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
 (Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2014	77	$—	$6,423	$14,513	$(494)	$131	$20,573
Adoption of ASC 853	—	—	—	56	—	11	67
Net income	—	—	—	1,027	—	8	1,035
Other comprehensive income	—	—	—	—	109	—	109
Distributions	—	—	—	—	—	(10)	(10)
Common stock purchases	—	—	(3)	(33)	—	—	(36)
Balance, June 30, 2015	77	$—	$6,420	$15,563	$(385)	$140	$21,738

Balance, December 31, 2015	77	$—	$6,403	$16,906	$(908)	$134	$22,535
Net income	—	—	—	1,026	—	8	1,034
Other comprehensive loss	—	—	—	—	(71)	—	(71)
Distributions	—	—	—	—	—	(9)	(9)
Other equity transactions	—	—	1	—	—	9	10
Balance, June 30, 2016	77	$—	$6,404	$17,932	$(979)	$142	$23,499

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,040	$1,040
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,274	1,197
Allowance for equity funds	(130)	(61)
Equity income, net of distributions	(44)	(20)
Changes in regulatory assets and liabilities	(1)	243
Deferred income taxes and amortization of investment tax credits	291	390
Other, net	(72)	13
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(252)	(418)
Derivative collateral, net	23	5
Pension and other postretirement benefit plans	(9)	(7)
Accrued property, income and other taxes	557	1,199
Accounts payable and other liabilities	94	(48)
Net cash flows from operating activities	2,771	3,533

Cash flows from investing activities:
Capital expenditures	(2,103)	(2,624)
Acquisitions, net of cash acquired	(66)	(59)
Decrease in restricted cash and investments	9	20
Purchases of available-for-sale securities	(55)	(102)
Proceeds from sales of available-for-sale securities	88	95
Equity method investments	(282)	(18)
Other, net	(46)	43
Net cash flows from investing activities	(2,455)	(2,645)

Cash flows from financing activities:
Repayments of BHE junior subordinated debentures	(1,000)	(600)
Common stock purchases	—	(36)
Proceeds from subsidiary debt	1,461	1,238
Repayments of subsidiary debt	(1,529)	(527)
Net proceeds from (repayments of) short-term debt	465	(405)
Other, net	(39)	(43)
Net cash flows from financing activities	(642)	(373)

Effect of exchange rate changes	(4)	—

Net change in cash and cash equivalents	(330)	515
Cash and cash equivalents at beginning of period	1,108	617
Cash and cash equivalents at end of period	$778	$1,132

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2016 and for the three- and six-month periods ended June 30, 2016 and 2015. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2016	2015
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$69,955	$69,248
Interstate natural gas pipeline assets	3-80 years	6,835	6,755
		76,790	76,003
Accumulated depreciation and amortization		(22,982)	(22,682)
Regulated assets, net		53,808	53,321

Nonregulated assets:
Independent power plants	5-30 years	4,923	4,751
Other assets	3-30 years	959	875
		5,882	5,626
Accumulated depreciation and amortization		(942)	(805)
Nonregulated assets, net		4,940	4,821

Net operating assets		58,748	58,142
Construction work-in-progress		2,701	2,627
Property, plant and equipment, net		$61,449	$60,769

Construction work-in-progress includes $2.2 billion as of June 30, 2016 and $2.3 billion as of December 31, 2015, related to the construction of regulated assets.

(4)	Regulatory Matters

In November 2014, ALP filed a general tariff application ("GTA") asking the Alberta Utilities Commission ("AUC") to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the Alberta Electric System Operator. ALP amended the GTA in June 2015 to propose additional transmission tariff relief measures for customers and modifications to its capital structure. ALP also amended the GTA in October 2015 resulting in revenue requirements of C$672 million for 2015 and C$704 million for 2016. In May 2016, the AUC issued Decision 3524-D01-2016 pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 in response to the AUC's decision pertaining to the 2015-2016 GTA. Following the AUC's assessment of whether the refiling complies with the decision, final transmission tariff rates for the 2015 and 2016 test years will be set, subject to further adjustment through the deferral account reconciliation process.

The compliance filing asks the AUC to approve revenue requirements of C$599 million for 2015 and C$685 million for 2016. The decreased revenue requirements requested in the compliance filing, as compared to the original 2015-2016 GTA filing in November 2014, were based on changes to several key components considered in Decision 3524-D01-2016. Among other things, the AUC approved ALP's proposed immediate tariff relief of C$415 million for customers for 2015 and 2016, through (i) the discontinuance of construction work-in-progress ("CWIP") in rate base and the return to allowance for funds used during construction ("AFUDC") accounting effective January 1, 2015, resulting in a C$82 million reduction of revenue requirement and the refund of C$277 million previously collected as CWIP in rate base as part of ALP's transmission tariffs during 2011-2014 less related returns of C$12 million and (ii) the continued application of the future income tax method for calculating income taxes for 2015 and a change to the flow through method for calculating income taxes for 2016, resulting in further tariff relief of C$68 million.

In July 2016, ALP also submitted a separate transmission tariff application requesting approval from the AUC to reduce the 2016 interim refundable tariff from C$61 million per month to C$12 million per month, for the period August 1, 2016 to December 31, 2016, in alignment with its compliance filing. The AUC previously approved in December 2015 ALP's request to continue its C$61 million monthly 2015 interim transmission tariff for the 2016 year.

Operating revenue for the three- and six-month periods ended June 30, 2016, included one-time reductions totaling $225 million from the 2015-2016 GTA decision received in May 2016 at ALP. The decision requires ALP to refund $200 million to customers by the end of 2016 through reduced monthly billings for the change from receiving cash during construction for the return on CWIP in rate base to recording allowance for borrowed and equity funds used during construction related to construction expenditures during the 2011 to 2014 time period. This amount is offset in capitalized interest and allowance for equity funds in the Consolidated Statements of Operations. In addition, the decision requires ALP to change to the flow through method of recognizing income tax expense effective January 1, 2016. This change reduced operating revenue by $25 million for the three- and six-month periods ended June 30, 2016 with an offsetting impact to income tax expense in the Consolidated Statements of Operations.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2016	2015
Investments:
BYD Company Limited common stock	$1,347	$1,238
Rabbi trusts	389	380
Other	157	130
Total investments	1,893	1,748

Equity method investments:
Electric Transmission Texas, LLC	637	585
BHE Renewables tax equity investments	425	168
Bridger Coal Company	200	190
Other	148	160
Total equity method investments	1,410	1,103

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	444	429
Solar Star and Topaz Projects	63	95
Other	146	129
Total restricted cash and investments	653	653

Total investments and restricted cash and investments	$3,956	$3,504

Reflected as:
Current assets	$162	$137
Noncurrent assets	3,794	3,367
Total investments and restricted cash and investments	$3,956	$3,504

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). The fair value of BHE's investment in BYD Company Limited common stock reflects a pre-tax unrealized gain of $1.1 billion and $1.0 billion as of June 30, 2016 and December 31, 2015, respectively.

(6)	Recent Financing Transactions

Long-Term Debt

In June 2016, BHE repaid at par value$500 million, plus accrued interest, of its junior subordinated debentures due December 2044 and in March 2016, BHE repaid at par value $500 million, plus accrued interest, of its junior subordinated debentures due December 2043.

In June 2016, Marshall Wind Energy, LLC issued a $95 million Term Loan due June 2026 with principal payments beginning December 2016. The Term Loan has an underlying variable interest rate based on London Interbank Offered Rate ("LIBOR") plus a fixed credit spread with a one-time increase during the term of the loan. The Company has entered into interest rate swaps that fix the underlying interest rate on 100% of the outstanding debt.

In May 2016, ALP issued C$350 million of its 2.747% Series 2016-1 Medium-Term Notes due May 2026. The net proceeds were used to repay short-term debt.

In May 2016, Sierra Pacific issued $205 million of its variable-rate tax-exempt Revenue Bonds due 2029-2036 and $139 million of its 1.25%-3.00% Revenue Bonds due 2029-2036. Sierra Pacific also purchased $125 million of the variable-rate tax-exempt Revenue Bonds due 2029-2036 on their date of issuance to hold for its own account and potential remarketing to the public at a future date. To provide collateral security for its obligations, Sierra Pacific issued its General and Refunding Securities, Series V, Nos. V-1, V-2 and V-3, in the collective amount of $344 million. The collective proceeds from the tax-exempt bond issuances were used in April and May 2016 to refund at par value, plus accrued interest, $349 million of tax-exempt Revenue Bonds due 2029-2036 previously issued on behalf of Sierra Pacific.

In April 2016, Sierra Pacific issued $400 million of its 2.60% General and Refunding Securities, Series U, due May 2026. The net proceeds were used, together with cash on hand, to pay at maturity the $450 million principal amount of 6.00% General and Refunding Securities, Series M, in May 2016.

Credit Facilities

In June 2016, BHE replaced its $1.4 billion and $600 million unsecured revolving credit facilities, which had been set to expire in June 2017, with a $2.0 billion unsecured credit facility with a stated maturity of June 2019 and two one-year extension options subject to bank consent. The new credit facility, which is for general corporate purposes and also supports BHE's commercial paper program and provides for the issuance of letters of credit, has a variable interest rate based on the LIBOR or a base rate, at BHE's option, plus a spread that varies based on BHE's senior unsecured long-term debt credit ratings. The credit facility requires that BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

In June 2016, PacifiCorp replaced its $600 million unsecured revolving credit facility, which had been set to expire in June 2017, with a $400 million unsecured credit facility with a stated maturity of June 2019 and two one-year extension options subject to bank consent. The new credit facility, which supports PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the LIBOR or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of June 30, 2016, PacifiCorp had no borrowings outstanding or letters of credit issued under this credit facility.

In March 2016, Solar Star Funding, LLC amended its $320 million letter of credit facility reducing the amount available to $301 million and extending the maturity date to March 2026. As of June 30, 2016, Solar Star Funding, LLC had $284 million of letters of credit issued under this facility.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(12)	(13)	(13)	(12)
State income tax, net of federal income tax benefit	1	1	(1)	1
Income tax effect of foreign income	(6)	(8)	(5)	(6)
Equity income	2	2	2	2
Other, net	(1)	(4)	(1)	(3)
Effective income tax rate	19%	13%	17%	17%

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

Berkshire Hathaway includes the Company in its United States federal income tax return. For the six-month periods ended June 30, 2016 and 2015, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $658 million and $1.4 billion, respectively.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Pension:
Service cost	$7	$8	$15	$16
Interest cost	32	31	63	61
Expected return on plan assets	(41)	(43)	(81)	(85)
Net amortization	13	15	24	28
Net periodic benefit cost	$11	$11	$21	$20

Other postretirement:
Service cost	$2	$2	$5	$6
Interest cost	8	9	16	16
Expected return on plan assets	(10)	(11)	(21)	(23)
Net amortization	(4)	(3)	(7)	(6)
Net periodic benefit credit	$(4)	$(3)	$(7)	$(7)

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $34 million and $1 million, respectively, during 2016. As of June 30, 2016, $6 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Service cost	$6	$6	$11	$12
Interest cost	19	20	38	40
Expected return on plan assets	(29)	(29)	(58)	(58)
Net amortization	11	16	23	32
Net periodic benefit cost	$7	$13	$14	$26

Employer contributions to the United Kingdom pension plan are expected to be £41 million during 2016. As of June 30, 2016, £22 million, or $31 million, of contributions had been made to the United Kingdom pension plan.

(9)    Asset Retirement Obligation

MidAmerican Energy estimates its asset retirement obligation ("ARO") liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of the expected work. During the three-month period ended June 30, 2016, MidAmerican Energy recorded an increase of $69 million to its ARO liability for the decommissioning of Quad Cities Generating Station Units 1 and 2 as a result of an updated decommissioning study reflecting changes in the estimated amount and timing of cash flow.

(10)	Risk Management and Hedging Activities

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 11 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2016
Not designated as hedging contracts:
Commodity assets(1)	$24	$75	$14	$1	$114
Commodity liabilities(1)	(4)	(1)	(72)	(156)	(233)
Interest rate assets	14	—	—	—	14
Interest rate liabilities	—	—	(11)	(15)	(26)
Total	34	74	(69)	(170)	(131)

Designated as hedging contracts:
Commodity assets	1	—	3	3	7
Commodity liabilities	—	—	(21)	(11)	(32)
Interest rate assets	—	—	—	—	—
Interest rate liabilities	—	—	(5)	(10)	(15)
Total	1	—	(23)	(18)	(40)

Total derivatives	35	74	(92)	(188)	(171)
Cash collateral receivable	—	—	23	58	81
Total derivatives - net basis	$35	$74	$(69)	$(130)	$(90)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2015
Not designated as hedging contracts:
Commodity assets(1)	$25	$72	$7	$2	$106
Commodity liabilities(1)	(4)	—	(113)	(175)	(292)
Interest rate assets	7	—	—	—	7
Interest rate liabilities	—	—	(3)	(6)	(9)
Total	28	72	(109)	(179)	(188)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	—	—	(33)	(17)	(50)
Interest rate assets	—	3	—	—	3
Interest rate liabilities	—	—	(4)	(1)	(5)
Total	—	3	(36)	(16)	(49)

Total derivatives	28	75	(145)	(195)	(237)
Cash collateral receivable	—	—	40	63	103
Total derivatives - net basis	$28	$75	$(105)	$(132)	$(134)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2016 and December 31, 2015, a net regulatory asset of $185 million and $250 million, respectively, was recorded related to the net derivative liability of $119 million and $186 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Beginning balance	$253	$255	$250	$223
Changes in fair value recognized in net regulatory assets	(49)	(3)	(13)	57
Net (losses) gains reclassified to operating revenue	(3)	(2)	(3)	7
Net losses reclassified to cost of sales	(16)	(17)	(49)	(54)
Ending balance	$185	$233	$185	$233

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Beginning balance	$72	$27	$46	$32
Changes in fair value recognized in OCI	(28)	25	20	17
Net gains reclassified to operating revenue	—	2	—	3
Net losses reclassified to cost of sales	(18)	(16)	(40)	(14)
Ending balance	$26	$38	$26	$38

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2016 and 2015, hedge ineffectiveness was insignificant. As of June 30, 2016, the Company had cash flow hedges with expiration dates extending through June 2026 and $22 million of pre-tax unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2016	2015
Electricity purchases	Megawatt hours	7	10
Natural gas purchases	Decatherms	311	317
Fuel purchases	Gallons	6	11
Interest rate swaps	US$	730	653
Mortgage sale commitments, net	US$	(464)	(312)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2016, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $219 million and $288 million as of June 30, 2016 and December 31, 2015, respectively, for which the Company had posted collateral of $68 million and $75 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2016 and December 31, 2015, the Company would have been required to post $131 million and $198 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(11)	Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2016
Assets:
Commodity derivatives	$2	$38	$81	$(26)	$95
Interest rate derivatives	—	—	14	—	14
Mortgage loans held for sale	—	510	—	—	510
Money market mutual funds(2)	527	—	—	—	527
Debt securities:
United States government obligations	147	—	—	—	147
International government obligations	—	2	—	—	2
Corporate obligations	—	35	—	—	35
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	18	—	18
Equity securities:
United States companies	247	—	—	—	247
International companies	1,354	—	—	—	1,354
Investment funds	167	—	—	—	167
	$2,444	$589	$113	$(26)	$3,120
Liabilities:
Commodity derivatives	$(4)	$(224)	$(37)	$107	$(158)
Interest rate derivatives	(1)	(40)	—	—	(41)
	$(5)	$(264)	$(37)	$107	$(199)

As of December 31, 2015
Assets:
Commodity derivatives	$—	$16	$93	$(16)	$93
Interest rate derivatives	—	5	5	—	10
Mortgage loans held for sale	—	327	—	—	327
Money market mutual funds(2)	421	—	—	—	421
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	2	—	—	2
Corporate obligations	—	39	—	—	39
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	239	—	—	—	239
International companies	1,244	—	—	—	1,244
Investment funds	136	—	—	—	136
	$2,173	$393	$142	$(16)	$2,692
Liabilities:
Commodity derivatives	$(13)	$(283)	$(46)	$119	$(223)
Interest rate derivatives	—	(13)	(1)	—	(14)
	$(13)	$(296)	$(47)	$119	$(237)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $81 million and $103 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Amounts are included in cash and cash equivalents; other current assets; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 10 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods			Six-Month Periods
	Ended June 30,			Ended June 30,
		Interest	Auction		Interest	Auction
	Commodity	Rate	Rate	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities	Derivatives	Derivatives	Securities
2016:
Beginning balance	$58	$11	$26	$47	$4	$44
Changes included in earnings	(20)	29	—	(1)	54	—
Changes in fair value recognized in OCI	6	—	2	—	—	6
Changes in fair value recognized in net regulatory assets	(5)	—	—	(11)	—	—
Redemptions	—	—	(10)	—	—	(32)
Settlements	5	(26)	—	9	(44)	—
Ending balance	$44	$14	$18	$44	$14	$18

	Three-Month Periods			Six-Month Periods
	Ended June 30,			Ended June 30,
		Interest	Auction		Interest	Auction
	Commodity	Rate	Rate	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities	Derivatives	Derivatives	Securities
2015:
Beginning balance	$49	$8	$44	$51	$—	$45
Changes included in earnings	3	24	—	11	45	—
Changes in fair value recognized in OCI	(4)	—	1	(3)	—	—
Changes in fair value recognized in net regulatory assets	(14)	—	—	(17)	—	—
Purchases	1	—	—	1	—	—
Settlements	(1)	(27)	—	(9)	(43)	—
Transfers from Level 2	—	—	—	—	3	—
Ending balance	$34	$5	$45	$34	$5	$45
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

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$36,881	$43,660	$37,972	$41,785

(12)	Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. After considering various motions filed by the parties to expand or limit damages, interest and attorney's fees, in May 2013, the court entered a final judgment against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The Utah Supreme Court affirmed the district court's decision and denied the issues appealed by all parties. In May 2016, PacifiCorp paid $123 million for the final judgment and postjudgment interest.

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

In February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. Since that time, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce have negotiated an amendment to the KHSA that was signed on April 6, 2016. Under the amended KHSA, PacifiCorp will file an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities to a newly formed private entity, the Klamath River Renewal Corporation ("KRRC"). The KRRC will file an application with the FERC to surrender the license and decommission the facilities.

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

(13)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	(Losses) Gains	Attributable
	Retirement	Translation	For-Sale	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2014	$(490)	$(412)	$390	$18	$(494)
Other comprehensive (loss) income	(6)	(161)	282	(6)	109
Balance, June 30, 2015	$(496)	$(573)	$672	$12	$(385)

Balance, December 31, 2015	$(438)	$(1,092)	$615	$7	$(908)
Other comprehensive income (loss)	62	(205)	71	1	(71)
Balance, June 30, 2016	$(376)	$(1,297)	$686	$8	$(979)

Reclassifications from AOCI to net income for the periods ended June 30, 2016 and 2015 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 10. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(14)	Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, BHE Transmission, whose business includes operations in Canada, and BHE Renewables, whose business includes operations in the Philippines. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Effective January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to MidAmerican Energy Services, LLC, a subsidiary of BHE. Prior period amounts have been changed to reflect this activity in BHE and Other. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
PacifiCorp	$1,233	$1,269	$2,485	$2,519
MidAmerican Funding	585	576	1,211	1,303
NV Energy	707	835	1,322	1,541
Northern Powergrid	249	263	528	587
BHE Pipeline Group	188	208	503	540
BHE Transmission(1)	(18)	150	140	275
BHE Renewables	170	190	309	314
HomeServices	841	758	1,332	1,206
BHE and Other(2)	166	199	332	384
Total operating revenue	$4,121	$4,448	$8,162	$8,669

Depreciation and amortization:
PacifiCorp	$199	$196	$396	$390
MidAmerican Funding	110	99	220	199
NV Energy	105	103	209	204
Northern Powergrid	50	50	100	98
BHE Pipeline Group	54	50	107	100
BHE Transmission	66	53	116	91
BHE Renewables	56	56	112	105
HomeServices	9	6	15	12
BHE and Other(2)	(1)	(3)	(1)	(2)
Total depreciation and amortization	$648	$610	$1,274	$1,197

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating income:
PacifiCorp	$339	$327	$663	$600
MidAmerican Funding	140	112	240	213
NV Energy	173	178	262	299
Northern Powergrid	125	130	283	323
BHE Pipeline Group	60	56	252	256
BHE Transmission(1)	(122)	58	(46)	104
BHE Renewables	52	66	76	72
HomeServices	93	85	92	83
BHE and Other(2)	(6)	(5)	(15)	(13)
Total operating income	854	1,007	1,807	1,937
Interest expense	(468)	(476)	(941)	(948)
Capitalized interest(1)	103	22	114	51
Allowance for equity funds(1)	115	30	130	61
Interest and dividend income	27	26	54	52
Other, net	1	10	11	36
Total income before income tax expense and equity income	$632	$619	$1,175	$1,189

Interest expense:
PacifiCorp	$96	$95	$191	$190
MidAmerican Funding	55	50	109	100
NV Energy	63	65	130	128
Northern Powergrid	36	36	72	71
BHE Pipeline Group	13	17	26	35
BHE Transmission	38	37	74	73
BHE Renewables	48	49	97	95
HomeServices	—	1	1	2
BHE and Other(2)	119	126	241	254
Total interest expense	$468	$476	$941	$948

Operating revenue by country:
United States	$3,889	$4,032	$7,488	$7,801
United Kingdom	249	263	528	587
Canada(1)	(17)	153	143	280
Philippines and other	—	—	3	1
Total operating revenue by country	$4,121	$4,448	$8,162	$8,669

Income before income tax expense and equity income by country:
United States	$498	$465	$856	$823
United Kingdom	91	102	210	266
Canada	28	43	71	78
Philippines and other	15	9	38	22
Total income before income tax expense and equity income by country	$632	$619	$1,175	$1,189

	As of
	June 30,	December 31,
	2016	2015
Total assets:
PacifiCorp	$23,471	$23,550
MidAmerican Funding	16,643	16,315
NV Energy	14,227	14,656
Northern Powergrid	6,832	7,317
BHE Pipeline Group	5,075	4,953
BHE Transmission	8,583	7,553
BHE Renewables	6,273	5,892
HomeServices	2,079	1,705
BHE and Other(2)	1,424	1,677
Total assets	$84,607	$83,618

(1)	Refer to Note 4 for information regarding certain regulatory matters impacting AltaLink's financial results for the three- and six-month periods ended June 30, 2016.

(2)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2016 (in millions):

					BHE				BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-	and
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2015	$1,129	$2,102	$2,369	$1,056	$101	$1,428	$95	$794	$2	$9,076
Acquisitions	—	—	—	—	—	5	—	45	—	50
Foreign currency translation	—	—	—	(75)	—	100	—	—	1	26
Other	—	—	—	—	(13)	—	—	—	—	(13)
June 30, 2016	$1,129	$2,102	$2,369	$981	$88	$1,533	$95	$839	$3	$9,139

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized and managed as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, geothermal and hydroelectric sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations. Effective January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to MidAmerican Energy Services, LLC, a subsidiary of BHE. Prior period amounts have been changed to reflect this activity in BHE and Other.

Results of Operations for the Second Quarter and First Six Months of 2016 and 2015

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Net income attributable to BHE shareholders:
PacifiCorp	$177	$172	$5	3%	$342	$306	$36	12%
MidAmerican Funding	127	124	3	2	200	219	(19)	(9)
NV Energy	76	78	(2)	(3)	97	122	(25)	(20)
Northern Powergrid	70	77	(7)	(9)	168	204	(36)	(18)
BHE Pipeline Group	30	24	6	25	139	136	3	2
BHE Transmission	68	48	20	42	116	91	25	27
BHE Renewables	32	35	(3)	(9)	44	35	9	26
HomeServices	55	49	6	12	56	47	9	19
BHE and Other	(99)	(49)	(50)	*	(136)	(133)	(3)	(2)
Total net income attributable to BHE shareholders	$536	$558	$(22)	(4)	$1,026	$1,027	$(1)	—

*    Not meaningful

Net income attributable to BHE shareholders decreased $22 million for the second quarter of 2016 compared to 2015 due to the following.

•
PacifiCorp's net income increased primarily due to higher margins of $11 million. Margins increased primarily due to lower coal costs, higher retail rates and lower purchased electricity, partially offset by lower retail customer load and lower wholesale electricity revenue from lower volumes. Retail customer load decreased by 3.2% due to the impacts of lower industrial and commercial customer usage and the impacts of weather on residential customer load, partially offset by higher residential customer usage and an increase in the average number of residential and commercial customers primarily in Utah.

•
MidAmerican Funding's net income increased due to higher electric margins of $34 million, lower fossil-fueled generation maintenance of $3 million and higher recognized production tax credits of $2 million, substantially offset by lower other income tax benefits of $20 million due primarily to the effects of ratemaking, higher depreciation and amortization of $11 million due to wind-powered generation and other plant placed in-service and higher interest expense of $5 million primarily due to the issuance of first mortgage bonds in October 2015. Electric margins reflect higher retail sales volumes, lower energy costs, higher retail rates in Iowa and higher transmission revenue, partially offset by lower recoveries through bill riders and lower wholesale revenue.

•
NV Energy's net income decreased due to higher underlying operating expense of $5 million due to higher property and other taxes and higher depreciation and amortization of $2 million due to higher plant in-service, partially offset by higher electric margins of $7 million. Electric margins increased primarily due to the impacts of weather and customer growth.

•
Northern Powergrid's net income decreased largely due to the stronger United States dollar of $5 million. Higher tariff rates were more than offset by the recovery in 2015 of the December 2013 customer rebate, unfavorable movements in regulatory provisions and lower units distributed.

•
BHE Pipeline Group's net income increased due to lower operating expenses from the timing of overhauls and pipeline integrity projects, higher transportation revenues from expansion projects and lower interest expense due to the early redemption in December 2015 of the 6.676% Senior Notes at Kern River, partially offset by higher depreciation expense.

•
BHE Transmission's net income increased $20 million from higher earnings at AltaLink of $15 million primarily due to additional assets placed in-service, changes in contingent liabilities in 2016 and the 2015-2016 GTA decision received in May 2016, partially offset by the stronger United States dollar of $2 million, and $5 million due to higher equity earnings at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service.

•
BHE Renewables' net income decreased primarily due to unfavorable changes in the valuations of a power purchase agreement derivative and interest rate swaps and lower revenue at Imperial Valley and the Solar Star projects, partially offset by higher production tax credits of $12 million, lower geothermal maintenance costs and lower project acquisition costs.

•
HomeServices' net income increased due to higher earnings at mortgage businesses from improved revenues and results from acquisitions, partially offset by lower earnings at existing brokerage businesses due to higher operating expenses.

•
BHE and Other net loss increased due primarily to higher than normal income tax benefits received on foreign earnings in 2015, a decrease in federal income tax credits recognized on a consolidated basis and lower earnings of $3 million at MidAmerican Energy Services, LLC, partially offset by lower interest expense.

Net income attributable to BHE shareholders decreased $1 million for the first six months of 2016 compared to 2015 due to the following:

•
PacifiCorp's net income increased due to higher margins of $62 million, partially offset by lower AFUDC of $7 million. Margins increased primarily due to lower coal costs, higher retail rates, lower purchased electricity and lower natural gas costs, partially offset by lower wholesale electricity revenue from lower volumes, and lower retail customer load. Retail customer load decreased by 1.1% due to the impacts of lower industrial and commercial customer usage, partially offset by higher residential customer usage, including the impact of weather, and an increase in the average number of residential and commercial customers primarily in Utah and Oregon.

•
MidAmerican Funding's net income decreased due to higher depreciation and amortization of $21 million from wind-powered generation and other plant placed in-service, a pre-tax gain of $13 million in 2015 on the sale of a generating facility lease, higher interest expense of $9 million primarily due to the issuance of first mortgage bonds in October 2015, lower recognized production tax credits of $6 million, lower allowance for borrowed and equity funds of $4 million and lower natural gas margins of $3 million due to warmer winter temperatures in 2016, partially offset by higher electric margins of $37 million, lower fossil-fueled generation maintenance of $7 million and lower electric distribution costs of $5 million. Electric margins reflect lower energy costs, higher retail rates in Iowa, higher retail sales volumes and higher transmission revenue, partially offset by lower wholesale revenue and lower recoveries through bill riders.

•
NV Energy's net income decreased due to higher underlying operating expense of $31 million and higher depreciation and amortization of $5 million due to higher plant in-service, partially offset by higher electric margins of $6 million. Operating expense increased due to benefits from changes in contingent liabilities in 2015, higher planned maintenance and other generating costs and higher property and other taxes. Electric margins increased primarily due to the impacts of weather and customer growth.

•
Northern Powergrid's net income decreased due to lower distribution revenues mainly reflecting the impact of the new price control period effective April 1, 2015, the stronger United States dollar of $10 million and higher distribution related costs, partially offset by lower pension costs.

•
BHE Pipeline Group's net income increased due to lower operating expenses from the timing of overhauls and pipeline integrity projects and lower interest expense due to the early redemption in December 2015 of the 6.676% Senior Notes at Kern River, partially offset by lower transportation revenues due to lower volumes and rates and higher depreciation expense.

•
BHE Transmission's net income increased $25 million from higher earnings at AltaLink of $19 million primarily due to additional assets placed in-service, changes in contingent liabilities in 2016, and the 2015-2016 GTA decision received in May 2016, partially offset by the stronger United States dollar of $6 million, and $6 million due to higher equity earnings at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service.

•
BHE Renewables' net income increased due to lower operating expense and higher production tax credits of $21 million from the additional wind capacity placed in service, partially offset by lower geothermal revenues, higher interest expense and lower capitalized interest at the Solar Star project, higher depreciation expense due to additional capacity placed in service and unfavorable changes in the valuations of the interest rate swaps and a power purchase agreement derivative. Operating expense decreased due to the scope and timing of maintenance at certain geothermal plants and lower project acquisition costs, partially offset by additional solar and wind capacity placed in-service.

•
HomeServices' net income increased due to higher earnings at mortgage businesses from improved revenues and results from acquisitions and a $2 million gain in 2016 from the acquisition of interests in equity method investments, partially offset by lower earnings at existing brokerage businesses due to higher operating expenses.

•
BHE and Other net loss increased due primarily to higher than normal income tax benefits received on foreign earnings in 2015, a decrease in federal income tax credits recognized on a consolidated basis and lower earnings of $7 million at MidAmerican Energy Services, LLC, partially offset by favorable deferred state income tax benefits and lower interest expense.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Operating revenue:
PacifiCorp	$1,233	$1,269	$(36)	(3)%	$2,485	$2,519	$(34)	(1)%
MidAmerican Funding	585	576	9	2	1,211	1,303	(92)	(7)
NV Energy	707	835	(128)	(15)	1,322	1,541	(219)	(14)
Northern Powergrid	249	263	(14)	(5)	528	587	(59)	(10)
BHE Pipeline Group	188	208	(20)	(10)	503	540	(37)	(7)
BHE Transmission	(18)	150	(168)	*	140	275	(135)	(49)
BHE Renewables	170	190	(20)	(11)	309	314	(5)	(2)
HomeServices	841	758	83	11	1,332	1,206	126	10
BHE and Other	166	199	(33)	(17)	332	384	(52)	(14)
Total operating revenue	$4,121	$4,448	$(327)	(7)	$8,162	$8,669	$(507)	(6)

Operating income:
PacifiCorp	$339	$327	$12	4%	$663	$600	$63	11%
MidAmerican Funding	140	112	28	25	240	213	27	13
NV Energy	173	178	(5)	(3)	262	299	(37)	(12)
Northern Powergrid	125	130	(5)	(4)	283	323	(40)	(12)
BHE Pipeline Group	60	56	4	7	252	256	(4)	(2)
BHE Transmission	(122)	58	(180)	*	(46)	104	(150)	*
BHE Renewables	52	66	(14)	(21)	76	72	4	6
HomeServices	93	85	8	9	92	83	9	11
BHE and Other	(6)	(5)	(1)	(20)	(15)	(13)	(2)	(15)
Total operating income	$854	$1,007	$(153)	(15)	$1,807	$1,937	$(130)	(7)

*    Not meaningful

PacifiCorp

Operating revenue decreased $36 million for the second quarter of 2016 compared to 2015 due to lower wholesale and other revenue of $19 million and lower retail revenue of $17 million. Wholesale and other revenue decreased due to lower wholesale volumes of $26 million, partially offset by higher average wholesale prices of $5 million. The decrease in retail revenue was due to lower retail customer load of $27 million, partially offset by higher retail rates of $10 million. Retail customer load decreased by 3.2% due to the impacts of lower industrial and commercial customer usage and the impacts of weather on residential customer load, partially offset by higher residential customer usage and an increase in the average number of residential and commercial customers primarily in Utah.

Operating income increased $12 million for the second quarter of 2016 compared to 2015 due to higher margins of $10 million. Margins increased due to lower energy costs of $47 million, partially offset by lower operating revenue. Energy costs decreased due to lower coal-fueled generation, lower purchased electricity prices and lower average cost of natural gas, partially offset by higher purchased electricity volumes, and a higher average cost of coal.

Operating revenue decreased $34 million for the first six months of 2016 compared to 2015 due to lower wholesale and other revenue of $61 million, partially offset by higher retail revenue of $27 million. Wholesale and other revenue decreased primarily due to lower wholesale volumes of $63 million. The increase in retail revenue was due to higher retail rates of $31 million, partially offset by lower retail customer load of $4 million. Retail customer load decreased by 1.1% due to the impacts of lower industrial and commercial customer usage, partially offset by higher residential customer usage, including the impacts of weather, and an increase in the average number of residential and commercial customers primarily in Utah.

Operating income increased $63 million for the first six months of 2016 compared to 2015 due to higher margins of $62 million. Margins increased due to lower energy costs of $96 million, partially offset by lower operating revenue. Energy costs decreased due to lower coal-fueled generation, lower purchased electricity prices and lower average cost of natural gas, partially offset by higher natural gas-fueled generation, higher purchased electricity volumes and higher average cost of coal.

MidAmerican Funding

Operating revenue increased $9 million for the second quarter of 2016 compared to 2015 due to higher electric operating revenue of $20 million, partially offset by lower natural gas operating revenue of $8 million and lower other operating revenue of $3 million. Electric operating revenue increased due to higher retail revenue of $31 million, partially offset by lower wholesale and other revenue of $11 million. Retail revenue increased $19 million from the impact of warmer second quarter cooling season temperatures in 2016, $11 million from higher electric rates in Iowa effective January 1, 2016, and $9 million from non-weather usage factors, partially offset by $8 million from lower recoveries through bill riders, which are substantially offset by cost of sales, operating expense and production tax credits. Electric retail customer load increased 5.6% from the favorable impact of temperatures and strong industrial growth. Electric wholesale and other revenue decreased primarily due to lower wholesale volumes of $15 million, partially offset by higher transmission revenue of $3 million related to Multi-Value Projects, which are expected to increase as projects are constructed over the next two years. Natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $14 million, which is offset in cost of sales, partially offset by 4.9% higher retail sales volumes, primarily from cooler second quarter heating season temperatures in 2016, and 12.2% higher wholesale volumes.

Operating income increased $28 million for the second quarter of 2016 compared to 2015 due to higher electric operating income. Electric operating income increased due to the higher operating revenue, lower energy costs of $14 million from lower coal-fueled generation in part due to greater wind-powered generation and a lower price for purchased power and lower fossil-fueled generation maintenance of $3 million from planned outages in 2015, partially offset by higher depreciation and amortization of $11 million due to wind generation and other plant placed in-service.

Operating revenue decreased $92 million for the first six months of 2016 compared to 2015 due to lower natural gas operating revenue of $77 million, lower other operating revenue of $8 million and lower electric operating revenue of $7 million. Natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $62 million, which is offset in cost of sales, and 7.2% lower retail sales volumes, primarily from warmer winter temperatures in 2016, partially offset by 1.9% higher wholesale volumes. Other operating revenue decreased primarily due to the completion of major projects of a nonregulated utility construction subsidiary in 2015. Electric operating revenue decreased due to lower wholesale and other revenue of $22 million, partially offset by higher retail revenue of $15 million. Electric wholesale and other revenue decreased due to lower wholesale volumes of $33 million, partially offset by higher wholesale prices of $3 million and higher transmission revenue of $7 million related to Multi-Value Projects, which are expected to increase as projects are constructed over the next two years. Retail revenue increased $21 million from higher electric rates in Iowa effective January 1, 2016, $12 million from warmer cooling season temperatures, net of warmer winter temperatures, in 2016, and $10 million from non-weather usage factors, partially offset by $28 million from lower recoveries through bill riders, which are substantially offset by cost of sales, operating expense and production tax credits. Electric retail customer load increased 2.4% from the favorable impact of temperatures and strong industrial growth.

Operating income increased $27 million for the first six months of 2016 compared to 2015 due to higher electric operating income of $31 million, partially offset by lower natural gas operating income of $4 million. Electric operating income increased due to lower energy costs of $44 million from lower coal-fueled generation in part due to greater wind-powered generation and a lower price for purchased power, lower fossil-fueled generation maintenance of $7 million from planned outages in 2015 and lower electric distribution costs of $5 million, partially offset by higher depreciation and amortization of $21 million due to wind generation and other plant placed in-service and the lower operating revenue. Natural gas operating income decreased due to the lower retail sales volumes in the first quarter of 2016.

NV Energy

Operating revenue decreased $128 million for the second quarter of 2016 compared to 2015 due to lower electric operating revenue of $121 million and lower natural gas operating revenue of $7 million primarily due to lower energy rates. Electric operating revenue decreased due to lower retail revenue of $109 million and lower wholesale and other revenue of $12 million primarily due to lower transmission revenue. Retail revenue decreased due to $128 million from lower retail rates primarily from lower energy costs which are passed on to customers through deferred energy adjustment mechanisms, partially offset by $16 million from higher customer growth and usage primarily due to the impacts of weather and $4 million from higher energy efficiency rate revenue, which is offset in operating expense. Electric retail customer load increased 2.6% compared to 2015.

Operating income decreased $5 million for the second quarter of 2016 compared to 2015 due to higher operating expense of $9 million, due to higher energy efficiency program costs, which is offset in operating revenue, and property and other taxes, and higher depreciation and amortization of $2 million due to higher plant in-service, partially offset by higher electric margins of $7 million. The change in electric margins is due to lower electric operating revenue, partially offset by lower energy costs of $128 million. Energy costs decreased due to lower net deferred power costs of $104 million and a lower average cost of fuel for generation of $38 million, partially offset by higher purchased power costs of $14 million.

Operating revenue decreased $219 million for the first six months of 2016 compared to 2015 due to lower electric operating revenue of $208 million and lower natural gas operating revenue of $10 million primarily due to lower energy rates, partially offset by higher customer usage. Electric operating revenue decreased due to lower retail revenue of $192 million and lower wholesale and other revenue of $16 million primarily due to lower transmission revenue. Retail revenue decreased due to $217 million from lower retail rates primarily from lower energy costs which are passed on to customers through deferred energy adjustment mechanisms, partially offset by $18 million from higher customer growth and usage primarily due to the impacts of weather and $6 million of higher energy efficiency rate revenue, which is offset in operating expense. Electric retail customer load increased 1.3% compared to 2015.

Operating income decreased $37 million for the first six months of 2016 compared to 2015 due to higher operating expense of $37 million, related to benefits from changes in contingent liabilities in 2015, higher energy efficiency program costs, which is offset in operating revenue, higher planned maintenance and other generating costs and higher property and other taxes, and higher depreciation and amortization of $5 million due to higher plant in-service, partially offset by higher electric margins of $6 million. The change in electric margins is due to lower electric operating revenue, partially offset by lower energy costs of $213 million. Energy costs decreased due to lower net deferred power costs of $174 million and a lower average cost of fuel for generation of $67 million, partially offset by higher purchased power costs of $28 million.

Northern Powergrid

Operating revenue decreased $14 million for the second quarter of 2016 compared to 2015 due to the stronger United States dollar of $17 million and lower distribution revenue of $1 million, partially offset by higher smart meter revenue of $4 million. Distribution revenue decreased due to the recovery in 2015 of the December 2013 customer rebate of $11 million, unfavorable movements in regulatory provisions of $5 million and lower units distributed of $3 million, partially offset by higher tariff rates of $18 million. Operating income decreased $5 million for the second quarter of 2016 compared to 2015 due to the stronger United States dollar of $9 million and higher distribution related costs of $3 million, partially offset by lower pension costs of $4 million.

Operating revenue decreased $59 million for the first six months of 2016 compared to 2015 due to the stronger United States dollar of $33 million and lower distribution revenues of $32 million, partially offset by higher smart meter revenue of $7 million. Distribution revenue decreased due to lower tariff rates of $29 million, mainly reflecting the impact of the new price control period effective April 1, 2015, and lower units distributed of $4 million. Operating income decreased $40 million for the first six months of 2016 compared to 2015 due to the lower distribution revenue, the stronger United States dollar of $17 million and higher distribution related costs of $8 million, partially offset by lower pension costs of $9 million.

BHE Pipeline Group

Operating revenue decreased $20 million for the second quarter of 2016 compared to 2015 due to lower gas sales of $24 million at Northern Natural Gas related to system balancing activities, which is largely offset in cost of sales. Operating income increased $4 million for the second quarter of 2016 compared to 2015 due to lower operating expenses due to the timing of overhauls and pipeline integrity projects, partially offset by higher depreciation.
Operating revenue decreased $37 million for the first six months of 2016 compared to 2015 due to lower gas sales of $27 million at Northern Natural Gas related to system balancing activities, which is largely offset in cost of sales, and lower transportation revenues at Northern Natural Gas from lower volumes and rates due to mild temperatures. Operating income decreased $4 million for the first six months of 2016 compared to 2015 due to the lower transportation revenues and higher depreciation, partially offset by lower operating expenses due to the timing of overhauls and pipeline integrity projects.

BHE Transmission

Operating revenue decreased $168 million for the second quarter of 2016 compared to 2015 due to one-time reductions totaling $225 million from the 2015-2016 GTA decision received in May 2016 at AltaLink. The decision requires AltaLink to refund $200 million to customers by the end of 2016 through reduced monthly billings for the change from receiving cash during construction for the return on construction work-in-progress in rate base to recording allowance for borrowed and equity funds used during construction related to construction expenditures during the 2011 to 2014 time period. This amount is offset in capitalized interest and allowance for equity funds. In addition, the decision requires AltaLink to change to the flow through method of recognizing income tax expense effective January 1, 2016. This change reduced operating revenue by $25 million with an offsetting impact to income tax expense. These one-time items were partially offset by $55 million from additional assets placed in-service and recovery of higher costs. Operating income decreased $180 million for the second quarter of 2016 compared to 2015 due to the lower operating revenues at AltaLink.
Operating revenue decreased $135 million for the first six months of 2016 compared to 2015 due to one-time reductions totaling $225 million from the 2015-2016 GTA decision received in May 2016 at AltaLink and $16 million due to the stronger United States dollar, partially offset by $106 million from additional assets placed in-service and recovery of higher costs. Operating income decreased $150 million for the first six months of 2016 compared to 2015 due to the lower operating revenue.

BHE Renewables

Operating revenue decreased $20 million for the second quarter of 2016 compared to 2015 due to an unfavorable change in the valuation of a power purchase agreement derivative of $14 million, lower geothermal generation of $7 million and lower solar generation of $4 million at the Solar Star Project, partially offset by higher wind generation at the Pinyon Pines and Jumbo Road projects of $4 million. Operating income decreased $14 million for the second quarter of 2016 compared to 2015 due to the decrease in operating revenue, partially offset by a $7 million decrease in operating expense due to the scope and timing of maintenance at certain geothermal plants and lower project acquisition costs.

Operating revenue decreased $5 million for the first six months of 2016 compared to 2015 due to lower geothermal generation of $13 million, lower solar generation of $4 million at the Topaz Project and an unfavorable change in the valuation of a power purchase agreement derivative of $5 million, partially offset by higher wind generation at the Pinyon Pines and Jumbo Road projects of $15 million. Operating income increased $4 million for the first six months of 2016 compared to 2015 due to lower operating expense of $15 million, partially offset by higher depreciation and amortization of $7 million from additional solar and wind capacity placed in-service and the lower operating revenue of $4 million. Operating expense decreased due to the scope and timing of maintenance at certain geothermal plants and lower project acquisition costs, partially offset by additional solar and wind capacity placed in-service.

HomeServices

Operating revenue increased $83 million for the second quarter 2016 compared to 2015 due to an 11.5% increase in closed brokerage units. The increase in operating revenue was due to an increase from existing businesses totaling $29 million and an increase in acquired businesses totaling $54 million. The increase in existing businesses reflects a 1.9% increase in closed brokerage units, a 1.4% increase in average home sales prices and $9 million of higher mortgage revenue. Operating income increased $8 million for the second quarter of 2016 compared to 2015 due to the higher revenues at existing and acquired businesses, partially offset by higher cost of sales and operating expense, primarily commission expense, at existing and acquired businesses.
Operating revenue increased $126 million for the first six months of 2016 compared to 2015 due to a 10.6% increase in closed brokerage units and a 1.5% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $48 million and an increase in acquired businesses totaling $78 million. The increase in existing businesses reflects a 2.1% increase in closed brokerage units, a 2.7% increase in average home sales prices and $13 million of higher mortgage revenue. Operating income increased $9 million for the first six months of 2016 compared to 2015 due to the higher revenues at existing and acquired businesses, partially offset by higher cost of sales and operating expense, primarily commission expense, at existing and acquired businesses.

BHE and Other

Operating revenue decreased $33 million for the second quarter of 2016 compared to 2015 due to lower electricity volumes and natural gas prices and volumes, at MidAmerican Energy Services, LLC. Operating loss increased $1 million for the second quarter of 2016 compared to 2015 due to higher operating expenses at MidAmerican Energy Services, LLC.

Operating revenue decreased $52 million for the first six months of 2016 compared to 2015 due to lower electricity volumes and natural gas prices and volumes, partially offset by higher electricity prices, at MidAmerican Energy Services, LLC. Operating loss increased $2 million for the first six months of 2016 compared to 2015 due to lower margins of $7 million and higher operating expenses at MidAmerican Energy Services, LLC, partially offset by lower other operating expenses.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change

Subsidiary debt	$347	$346	$1	—%	$697	$687	$10	1%
BHE senior debt and other	103	101	2	2	204	204	—	—
BHE junior subordinated debentures	18	29	(11)	(38)	40	57	(17)	(30)
Total interest expense	$468	$476	$(8)	(2)	$941	$948	$(7)	(1)

Interest expense on subsidiary debt increased $1 million for the second quarter of 2016 compared to 2015 and $10 million for the first six months of 2016 compared to 2015 due to debt issuances at MidAmerican Funding, NV Energy, Northern Powergrid, AltaLink and BHE Renewables, partially offset by scheduled maturities and principal payments and the impact of foreign currency exchange rate movements of $4 million and $10 million, respectively.

Interest expense on BHE junior subordinated debentures decreased $11 million for the second quarter of 2016 compared to 2015 and $17 million for the first six months of 2016 compared to 2015 due to repayments totaling $500 million in June 2016, $500 million in March 2016, $250 million in December 2015 and $600 million in June 2015.

Capitalized Interest

Capitalized interest increased $81 million for the second quarter of 2016 compared to 2015 and $63 million for the first six months of 2016 compared to 2015 due to $96 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by lower construction work-in-progress balances at AltaLink, BHE Renewables, PacifiCorp and MidAmerican Energy.

Allowance for Equity Funds

Allowance for equity funds increased $85 million for the second quarter of 2016 compared to 2015 and $69 million for the first six months of 2016 compared to 2015 due to $104 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by lower construction work-in-progress balances at AltaLink, PacifiCorp and MidAmerican Energy.

Other, net

Other, net decreased $9 million for the second quarter of 2016 compared to 2015 primarily due to unfavorable movements in the Pinyon Pines interest rate swaps of $7 million.

Other, net decreased $25 million for the first six months of 2016 compared to 2015 primarily due to a $13 million gain at MidAmerican Funding on the sale of a generating facility lease in 2015 and unfavorable movements in the Pinyon Pines interest rate swaps of $11 million.

Income Tax Expense

Income tax expense increased $39 million for the second quarter of 2016 compared to 2015 and the effective tax rate was 19% for 2016 and 13% for 2015. The effective tax rate increased due to favorable United States income taxes on foreign earnings in 2015 of $36 million.

Income tax expense decreased $10 million for the first six months of 2016 compared to 2015 and the effective tax rate was 17% for both 2016 and 2015. The effective tax rate remained unchanged as favorable deferred state income tax benefits, higher production tax credits recognized of $8 million and favorable impacts of rate making of $6 million were offset by favorable United States income taxes on foreign earnings in 2015 of $30 million.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in-service. Production tax credits recognized in 2016 were $141 million, or $8 million higher than 2015, while production tax credits earned in 2016 were $195 million, or $52 million higher than 2015. The difference between production tax credits recognized and earned of $54 million as of June 30, 2016, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2016.

Equity Income

Equity income increased $4 million for the second quarter of 2016 compared to 2015 due to higher equity earnings of $8 million at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service, partially offset by a loss of $3 million from tax equity investments at BHE Renewables.

Equity income increased $4 million for the first six months of 2016 compared to 2015 due to higher equity earnings of $9 million at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service, partially offset by a loss of $6 million from tax equity investments at BHE Renewables.

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

As of June 30, 2016, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$10	$59	$204	$177	$32	$15	$281	$778

Credit facilities	2,000	1,000	609	650	200	870	1,003	6,332
Less:
Short-term debt	(533)	—	—	—	—	(321)	(615)	(1,469)
Tax-exempt bond support and letters of credit	(11)	(150)	(190)	(80)	—	(7)	—	(438)
Net credit facilities	1,456	850	419	570	200	542	388	4,425

Total net liquidity	$1,466	$909	$623	$747	$232	$557	$669	$5,203
Credit facilities:
Maturity dates	2019	2018, 2019	2017, 2018	2018	2020	2017, 2020	2016, 2017, 2018

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015 were $2.8 billion and $3.5 billion, respectively. The change was primarily due to lower income tax receipts of $733 million and payment for the USA Power final judgment and postjudgment interest of $123 million.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2016 and 2015 were $(2.5) billion and $(2.6) billion, respectively. The change was primarily due to lower capital expenditures of $521 million, partially offset by a $264 million tax equity investment in 2016.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2016 was $(642) million. Uses of cash totaled $2.6 billion and consisted mainly of repayment of BHE junior subordinated debentures of $1.0 billion and repayments of subsidiary debt totaling $1.5 billion. Sources of cash totaled $1.9 billion related to $1.5 billion of proceeds from subsidiary debt issuances and $465 million net proceeds from short-term debt.

For a discussion of recent financing transactions, refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2015	2016	2016
Capital expenditures by business:
PacifiCorp	$419	$415	$778
MidAmerican Funding	428	506	1,164
NV Energy	223	274	573
Northern Powergrid	382	307	637
BHE Pipeline Group	88	74	275
BHE Transmission	516	272	408
BHE Renewables	556	242	572
HomeServices	5	8	25
BHE and Other	7	5	26
Total	$2,624	$2,103	$4,458

Capital expenditures by type:
Wind generation	$358	$370	$1,171
Solar generation	428	9	32
Electric transmission	549	234	630
Environmental	62	31	94
Other development projects	22	16	137
Electric distribution and other operating	1,205	1,443	2,394
Total	$2,624	$2,103	$4,458

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $172 million and $236 million for the six-month periods ended June 30, 2016 and 2015, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $516 million for 2016. MidAmerican Energy is constructing 599 MW (nominal ratings) that are expected to be placed in-service in 2016, of which 48 MW (nominal ratings) had been placed in-service as of June 30, 2016.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $198 million and $122 million for the six-month periods ended June 30, 2016 and 2015, respectively. The Marshall Wind Project with a total capacity of 72 MW achieved commercial operation in April 2016 and the Jumbo Road Project with a total capacity of 300 MW achieved commercial operation in April 2015. BHE Renewables anticipates costs for wind-powered generating facilities will total an additional $265 million for 2016. BHE Renewables is developing and constructing up to 400 MW of wind-powered generating facilities in Nebraska.

•	Solar generation includes the following:

◦
Construction of the Topaz Project totaling $- million and $49 million for the six-month periods ended June 30, 2016 and 2015, respectively. Final completion under the engineering, procurement and construction agreement occurred February 28, 2015, and project completion was achieved under the financing documents on March 30, 2015.

◦
Construction of the Solar Star Projects totaling $9 million and $362 million for the six-month periods ended June 30, 2016 and 2015, respectively. Both projects declared July 1, 2015 as the commercial operation date in accordance with the power purchase agreements. Final completion under the engineering, procurement and construction agreements occurred November 30, 2015 and project completion was achieved under the financing documents on December 15, 2015.

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

In July 2016, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the intervenors in the ratemaking principles proceeding that resolves all contested issues associated with MidAmerican Energy’s application. All of the major terms of the application discussed above remain unchanged other than the fixed rate of return on equity over the 40‑year useful life of the facilities, which the settlement agreement modifies to 11.0%. The settlement agreement is subject to approval by the IUB.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of approximately $170 million in 2015, $264 million through June 30, 2016 and expects to contribute $406 million for the remainder of 2016 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company will enter into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits generated by the project.

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 other than the 2016 debt issuances and the renewable tax equity investments previously discussed.

Quad Cities Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy has expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and continues to work with Exelon Generation for solutions to that end. An early shutdown of Quad Cities Station before the end of its operating license would require an evaluation of MidAmerican Energy's legal rights pursuant to the Quad Cities Station agreements with Exelon Generation. In addition, the carrying value and classification of assets and liabilities related to Quad Cities Station on MidAmerican Energy's balance sheets would need to be evaluated, and a determination made of the sufficiency of the nuclear decommissioning trust fund to fund decommissioning costs at an earlier retirement date. If the trust fund is determined to be deficient, MidAmerican Energy may be required to contribute additional assets to the trust fund or directly pay certain decommissioning costs.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, and new regulatory matters occurring in 2016.

Wholesale Electricity and Capacity

The FERC regulates the Utilities' rates charged to wholesale customers for electricity and transmission capacity and related services. Most of the Utilities' wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility.
The Utilities' and BHE Renewables' authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the Utilities and BHE Renewables are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. In June 2016, BHE Renewables submitted a triennial filing to the FERC for the southwest region and PacifiCorp and NV Energy submitted a triennial filing for the northwest region. These filings are pending at the FERC. On December 9, 2014, the FERC issued an order requesting that the BHE subsidiaries having authority to sell power and energy at market-based rates, including the Utilities, show cause why their market-based rate authority remains just and reasonable following BHE's acquisition of NV Energy. In June 2016, the FERC issued an order for all BHE subsidiaries, including the Utilities, with market-based rates to amend their respective market-based tariffs to preclude them from selling in the PacifiCorp East, PacifiCorp West, Idaho Power Company and NorthWestern Corporation balancing authority areas (the "Mitigated BAAs") at market-based rates. These tariff amendments have been filed. In addition, the specified BHE subsidiaries were ordered to issue refunds for market-based wholesale electricity sales in the Mitigated BAAs for the period from January 2015 through April 2016, to the extent such sales were priced above cost-based rates. Such refunds, totaling less than $1 million, were made by PacifiCorp, Nevada Power and Sierra Pacific in July 2016. MidAmerican Energy and BHE Renewables do not transact in the Mitigated BAAs. In July 2016, the specified BHE subsidiaries affected in the order filed a request for rehearing and clarification. The specified BHE subsidiaries affected in the order do not believe the order will have a material impact on their respective consolidated financial statements.

PacifiCorp

Utah

In March 2016, PacifiCorp filed its annual Energy Balancing Account ("EBA") with the UPSC requesting recovery of $19 million in deferred net power costs for the period January 1, 2015 through December 31, 2015. If approved by the UPSC, the new rates will be effective November 2016.

In March 2016, PacifiCorp filed its annual Renewable Energy Credit ("REC") balancing account application with the UPSC requesting recovery of $7 million for the period January 1, 2015 through December 31, 2015. The UPSC approved interim rates effective June 2016, until a final order is issued.

The Utah Sustainable Transportation and Energy Plan was signed into law in March 2016. The legislation establishes a five-year pilot program to provide up to $10 million annually of mandated funding for electric vehicle infrastructure and clean coal research, and authorizes funding at the commission's discretion for solar development, utility-scale battery storage, and other innovative technology, economic development and air quality initiatives. The legislation allows PacifiCorp to change its regulatory accounting for energy efficiency services and programs from expense to capital, to be amortized over a ten-year period. The difference between amounts collected in rates for energy efficiency services and programs and the annual amount of cost amortization will result in a regulatory liability that may be used for depreciation of its coal-fired plants, as determined by the commission. Beginning June 1, 2016, the legislation mandates full recovery of Utah's share of incremental fuel, purchased power and other variable supply costs through the EBA that are not fully in base rates rather than the prior recovery of 70%. The legislation also allows for the approval by the UPSC of a renewable energy tariff that would allow qualifying customers to receive 100% renewable energy from PacifiCorp. In June 2016, PacifiCorp filed an application seeking approval of its proposed renewable energy tariff.

Oregon

In April 2016, PacifiCorp submitted its initial filing for the annual Transition Adjustment Mechanism filing in Oregon requesting an annual increase of $20 million, or an average price increase of 2%, based on forecasted net power costs and loads for calendar year 2017. Consistent with the passage of Oregon Senate Bill 1547-B ("SB 1547-B"), the filing includes the impact of expiring production tax credits, which account for $5 million of the requested increase. The filing will be updated for changes in contracts and market conditions in November 2016, before final rates become effective in January 2017.

Wyoming

In March 2016, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to recover $12 million in deferred net power costs for the period January 1, 2015 through December 31, 2015, and the RRA application requests approval to refund $1 million to customers. In May 2016, the WPSC approved ECAM and RRA rates on an interim basis until a final order is issued by the WPSC.

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

In May and June 2016, the WUTC held evidentiary hearings in PacifiCorp's November 2015 rate filing, two-year rate plan and decoupling mechanism proceeding. PacifiCorp's rebuttal filing requests a revenue increase of $9 million, or an average price increase of 3%, effective in mid-2016, and a second step revenue increase of $10 million, or an average price increase of 3%, effective in mid-2017. As part of the proposed rate plan, PacifiCorp is proposing to not file a general rate case in Washington with rates effective earlier than mid-2018. A final decision is expected in August 2016.

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

Chapter 704B Applications

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

In May 2015, three additional Nevada Power customers filed applications to purchase energy from a provider of a new electric resource and become a distribution only service customer. In December 2015, the PUCN granted the applications of the three customers subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. The costs associated with the impact fee and on-going charges were assessed to reimburse Nevada Power for the customers’ share of previously committed investments and long-term renewable contracts. The impact fee is set at a level designed to insure remaining customers are not subjected to increased costs. In December 2015, the customers filed petitions for reconsideration. In January 2016, the PUCN granted reconsiderations and updated some of the terms, removing a limitation related to energy purchased indirectly from NV Energy. One of the customers subsequently filed a petition for judicial review and a complaint for declaratory relief in state district court. In June 2016, two of the customers made the required compliance filings and the PUCN issued orders allowing the customers to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Nevada Power. The two customers have subsequently each filed a Notice of Intent to Proceed with the PUCN. The third customer did not make its compliance filing before the required deadline. There are no applications pursuant to Chapter 704B pending before the PUCN in Nevada Power's respective service territory.

In July 2016, one Sierra Pacific retail electric customer filed an application with the PUCN to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer.

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

In January 2016, the PUCN denied requests to stay the order issued December 23, 2015. The PUCN also voted to reopen the evidentiary proceeding to address the application of new net metering rules for customers who applied for net metering service before the issuance of the final order. In February 2016, the PUCN affirmed most of the provisions of the December 23, 2015 order and adopted a twelve-year transition plan for changing rates for net metering customers to cost-based rates for utility services and value-based pricing for excess energy. Subsequently, two solar industry interest groups filed petitions for judicial review of the PUCN order issued in February 2016. The petitions request that the court either modify the PUCN order or direct the PUCN to modify its decision in a manner that would maintain rates and rules of service applicable to net metering as existed prior to the December 23, 2015 order of the PUCN. Two of the three petitions filed by the solar industry interest groups have been dismissed and a third remains pending before a state district court. In addition, a referendum has been filed in Nevada to modify the statutes applicable to net metering. This referendum was challenged in Nevada state district court and the court determined the referendum was not consistent with the Nevada Constitution. The Nevada state district court decision was appealed to the Nevada Supreme Court. In August 2016, the Nevada Supreme Court upheld the Nevada state district court decision.

General Rate Cases

In June 2016, Sierra Pacific filed an electric general rate case with the PUCN. The filing requests no incremental annual revenue relief. An order is expected by the end of 2016 and, if approved, would be effective January 1, 2017.

In June 2016, Sierra Pacific filed a gas general rate case with the PUCN. The filing requests a slight decrease in its incremental annual revenue requirement. An order is expected by the end of 2016 and, if approved, would be effective January 1, 2017.

ALP

General Tariff Applications

In November 2014, ALP filed a GTA asking the AUC to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the AESO. ALP amended the GTA in June 2015 to propose additional transmission tariff relief measures for customers and modifications to its capital structure. ALP also amended the GTA in October 2015 resulting in revenue requirements of C$672 million for 2015 and C$704 million for 2016. In May 2016, the AUC issued Decision 3524-D01-2016 pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 in response to the AUC's decision pertaining to the 2015-2016 GTA. Following the AUC's assessment of whether the refiling complies with the decision, final transmission tariff rates for the 2015 and 2016 test years will be set, subject to further adjustment through the deferral account reconciliation process.

The compliance filing asks the AUC to approve revenue requirements of C$599 million for 2015 and C$685 million for 2016. The decreased revenue requirements requested in the compliance filing, as compared to the original 2015-2016 GTA filing in November 2014, were based on changes to several key components considered in Decision 3524-D01-2016. Among other things, the AUC:

•
Approved ALP's proposed immediate tariff relief of C$415 million for customers for 2015 and 2016, through (i) the discontinuance of construction work-in-progress in rate base and the return to AFUDC accounting effective January 1, 2015, resulting in a C$82 million reduction of revenue requirement and the refund of C$277 million previously collected as construction work-in-progress ("CWIP") in rate base as part of ALP's transmission tariffs during 2011-2014 less related returns of C$12 million and (ii) the continued application of the future income tax method for calculating income taxes for 2015 and a change to the flow through method for calculating income taxes for 2016, resulting in further tariff relief of C$68 million;

•	Denied ALP's request for increases in its common equity ratio of 3% in 2015 and 1% in 2016;

•
Deferred to the generic cost of capital proceeding ALP's request for changes to its capital structure, including an additional 2% increase in the common equity ratio in 2016 as a result of its non-taxable status; and

•	Approved ALP's depreciation rates as filed, but reduced most of ALP's salvage rates to 2014 levels, which resulted in a reduction of revenue of about C$87 million over two years.
In Decision 3524-D01-2016, the AUC also approved the capital forecasts substantially as filed, but directed ALP to use as part of its refiling the actual amount of capital additions for direct assign projects brought into service in 2015, and ALP's revised capital additions forecast for 2016, which were approximately C$2.9 billion and C$0.7 billion, respectively.

In July 2016, ALP also submitted a separate transmission tariff application requesting approval from the AUC to reduce the 2016 interim refundable tariff from C$61 million per month to C$12 million per month, for the period August 1, 2016 to December 31, 2016, in alignment with its compliance filing. The AUC previously approved in December 2015 ALP's request to continue its C$61 million monthly 2015 interim transmission tariff for the 2016 year.

ALP updated and refiled its 2017-2018 GTA in August 2016 to reflect the findings and conclusions of the AUC presented in the 2015-2016 GTA decision issued in May 2016. The updated GTA asks the AUC to approve ALP's revenue requirement of C$886 million for 2017 and C$912 million for 2018.

The total tariff relief proposed in the 2015-2016 GTA and the 2017-2018 GTA for ALP's customers is approximately C$597 million over the 2015-2018 period.

2016 Generic Cost of Capital Proceeding

In April 2015, the AUC opened a new generic cost of capital proceeding to set the deemed capital structure and generic returns for 2016 and 2017. ALP filed evidence in January 2016. ALP's external rate of return expert evidence proposes 9% to 10.5% return on equity, on a recommended equity component of 40%, compared to the placeholder return on equity of 8.3% on a 36% equity component. The fair return and equity thickness recommended reflect the concerns noted by rating agencies and other members of the financial community regarding the increased business risks of utilities in Alberta.

In March 2016, intervenors filed their expert evidence proposing a range of 7% to 7.5% return on equity, on a recommended equity component of 35%, for ALP. The oral hearing took place during May and June 2016 and a decision is expected later in 2016.

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

In its November 2013 decision pertaining to ALP's 2013-2014 GTA, the AUC directed ALP to re-forecast the capital project expenditures for 2013 and 2014 Engineering, Procurement and Construction Management ("EPCM") services to reflect a two times labor multiplier and other approved mark-ups. ALP requested approval of the capital project expenditures, including the new competitively bid EPCM rates, in its 2012-2013 direct assigned capital deferral account filing. The AUC approved the EPCM rates applied for as part of that filing as prudent in June 2016.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" of each respective Registrant in Part I, Item 2 of this Form 10-Q for discussion of each Registrant's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrants' Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2010 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations. Iowa has assembled technical support documents demonstrating that all facilities affected by the first phase of designations have attained the standard, but has not yet submitted the information to the EPA. The EPA issued final sulfur dioxide area designations in the first phase on June 30, 2016; none of the areas in which the Registrants own or operate facilities were designated as being in non-attainment.

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

MidAmerican Energy retired certain coal-fueled generating units as the least-cost alternative to comply with the MATS. Walter Scott, Jr. Energy Center Units 1 and 2 were retired in 2015, and George Neal Energy Center Units 1 and 2 were retired in April 2016. A fifth unit, Riverside Generating Station, was limited to natural gas combustion in March 2015.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. In

May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. The alternative BART analysis and revised regional haze SIP were submitted in June 2015 to the EPA for review and proposed action after a public comment period. The revised regional haze SIP included a state-enforceable requirement to cease operation of the Carbon Facility by August 15, 2015. PacifiCorp retired the Carbon Facility in December 2015. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. The EPA took final action on the Utah regional haze SIP with an effective date of August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP"), requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp is evaluating the impacts of the EPA's decision and has until September 6, 2016 to appeal the ruling.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions requiring SCR controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, permit applications and studies were submitted to amend the Cholla Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. The Arizona Department of Environmental Quality prepared a draft permit and a revision to the Arizona regional haze SIP, held two public hearings in July 2015 and, after considering the comments received during the public comment period that closed on July 14, 2015, submitted the final proposals to the EPA for review, public comment and final action. The EPA issued its proposed action to approve amendments to the Arizona regional haze SIP, which were published in the Federal Register in July 2016, opening the proposal for a 45-day public comment period. The EPA’s final action is expected by late 2016.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce greenhouse gas emissions 26% to 28% by 2025 from 2005 levels. The cornerstone of the United States' commitment is the Clean Power Plan which was finalized by the EPA in 2015 but is currently stayed by the U.S. Supreme Court pending the outcome of litigation on the rule. The Paris Agreement was signed by more than 170 countries in April 2016, and will become effective once 55 countries representing 55% of the world’s greenhouse gas emissions ratify the agreement.

Renewable Portfolio Standards

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2016, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2016 and 2015, and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 5, 2016

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$59	$12
Accounts receivable, net	662	740
Income taxes receivable	3	17
Inventories:
Materials and supplies	229	233
Fuel	231	192
Regulatory assets	85	102
Other current assets	67	81
Total current assets	1,336	1,377

Property, plant and equipment, net	19,064	19,026
Regulatory assets	1,488	1,583
Other assets	415	381

Total assets	$22,303	$22,367

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$399	$473
Income taxes payable	13	—
Accrued employee expenses	107	70
Accrued interest	115	115
Accrued property and other taxes	97	62
Short-term debt	—	20
Current portion of long-term debt and capital lease obligations	66	68
Regulatory liabilities	36	34
Other current liabilities	190	229
Total current liabilities	1,023	1,071

Regulatory liabilities	962	938
Long-term debt and capital lease obligations	7,026	7,078
Deferred income taxes	4,810	4,750
Other long-term liabilities	888	1,027
Total liabilities	14,709	14,864

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,124	3,033
Accumulated other comprehensive loss, net	(11)	(11)
Total shareholders' equity	7,594	7,503

Total liabilities and shareholders' equity	$22,303	$22,367

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Operating revenue	$1,233	$1,269	$2,485	$2,519

Operating costs and expenses:
Energy costs	390	437	817	913
Operations and maintenance	265	272	528	540
Depreciation and amortization	193	190	383	379
Taxes, other than income taxes	46	45	94	90
Total operating costs and expenses	894	944	1,822	1,922

Operating income	339	325	663	597

Other income (expense):
Interest expense	(95)	(94)	(190)	(188)
Allowance for borrowed funds	4	4	8	10
Allowance for equity funds	7	9	14	19
Other, net	3	2	6	5
Total other income (expense)	(81)	(79)	(162)	(154)

Income before income tax expense	258	246	501	443
Income tax expense	82	75	160	138
Net income	$176	$171	$341	$305

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2014	$2	$—	$4,479	$3,288	$(13)	$7,756
Net income	—	—	—	305	—	305
Common stock dividends declared	—	—	—	(700)	—	(700)
Balance, June 30, 2015	$2	$—	$4,479	$2,893	$(13)	$7,361

Balance, December 31, 2015	$2	$—	$4,479	$3,033	$(11)	$7,503
Net income	—	—	—	341	—	341
Common stock dividends declared	—	—	—	(250)	—	(250)
Balance, June 30, 2016	$2	$—	$4,479	$3,124	$(11)	$7,594

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$341	$305
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	383	379
Allowance for equity funds	(14)	(19)
Deferred income taxes and amortization of investment tax credits	67	9
Changes in regulatory assets and liabilities	53	18
Other, net	—	3
Changes in other operating assets and liabilities:
Accounts receivable and other assets	55	19
Derivative collateral, net	7	(30)
Inventories	(38)	(5)
Income taxes	27	216
Accounts payable and other liabilities	(84)	92
Net cash flows from operating activities	797	987

Cash flows from investing activities:
Capital expenditures	(415)	(419)
Other, net	(9)	(22)
Net cash flows from investing activities	(424)	(441)

Cash flows from financing activities:
Proceeds from long-term debt	—	250
Repayments of long-term debt and capital lease obligations	(55)	(1)
Net repayments of short-term debt	(20)	(20)
Common stock dividends	(250)	(700)
Other, net	(1)	(2)
Net cash flows from financing activities	(326)	(473)

Net change in cash and cash equivalents	47	73
Cash and cash equivalents at beginning of period	12	23
Cash and cash equivalents at end of period	$59	$96

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2016 and for the three- and six-month periods ended June 30, 2016 and 2015. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015. The results of operations for the three- and six-month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2016	2015

Property, plant and equipment in-service	5-75 years	$26,957	$26,757
Accumulated depreciation and amortization		(8,528)	(8,360)
Net property, plant and equipment in-service		18,429	18,397
Construction work-in-progress		635	629
Total property, plant and equipment, net		$19,064	$19,026

(4)    Recent Financing Transactions

In June 2016, PacifiCorp replaced its $600 million unsecured revolving credit facility, which had been set to expire in June 2017, with a $400 million unsecured credit facility with a stated maturity of June 2019 and two one-year extension options subject to bank consent. The new credit facility, which supports PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. The credit facility requires that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of June 30, 2016, PacifiCorp had no borrowings outstanding or letters of credit issued under this credit facility.

(5)    Employee Benefit Plans
Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Pension:
Service cost	$1	$1	$2	$2
Interest cost	13	14	27	27
Expected return on plan assets	(19)	(20)	(38)	(39)
Net amortization	9	11	17	21
Net periodic benefit cost	$4	$6	$8	$11

Other postretirement:
Service cost	$—	$1	$1	$2
Interest cost	4	4	8	8
Expected return on plan assets	(5)	(6)	(11)	(12)
Net amortization	(2)	(1)	(3)	(2)
Net periodic benefit credit	$(3)	$(2)	$(5)	$(4)

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2016. As of June 30, 2016, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)    Risk Management and Hedging Activities

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2016
Not designated as hedging contracts(1):
Commodity assets	$10	$3	$9	$—	$22
Commodity liabilities	(2)	—	(34)	(79)	(115)
Total	8	3	(25)	(79)	(93)

Total derivatives	8	3	(25)	(79)	(93)
Cash collateral receivable	—	—	13	55	68
Total derivatives - net basis	$8	$3	$(12)	$(24)	$(25)

As of December 31, 2015
Not designated as hedging contracts(1):
Commodity assets	$10	$—	$2	$—	$12
Commodity liabilities	(1)	—	(58)	(89)	(148)
Total	9	—	(56)	(89)	(136)

Total derivatives	9	—	(56)	(89)	(136)
Cash collateral receivable	—	—	18	57	75
Total derivatives - net basis	$9	$—	$(38)	$(32)	$(61)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2016 and December 31, 2015, a regulatory asset of $89 million and $133 million, respectively, was recorded related to the net derivative liability of $93 million and $136 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Beginning balance	$144	$130	$133	$85
Changes in fair value recognized in net regulatory assets	(45)	(21)	(19)	27
Net gains reclassified to operating revenue	2	3	10	28
Net losses reclassified to energy costs	(12)	(13)	(35)	(41)
Ending balance	$89	$99	$89	$99

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2016	2015
Electricity (sales) purchases	Megawatt hours	(2)	1
Natural gas purchases	Decatherms	98	111
Fuel oil purchases	Gallons	6	11

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2016, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $109 million and $142 million as of June 30, 2016 and December 31, 2015, respectively, for which PacifiCorp had posted collateral of $68 million and $75 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2016 and December 31, 2015, PacifiCorp would have been required to post $28 million and $64 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(7)    Fair Value Measurements

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2016
Assets:
Commodity derivatives	$—	$22	$—	$(11)	$11
Money market mutual funds(2)	62	—	—	—	62
Investment funds	16	—	—	—	16
	$78	$22	$—	$(11)	$89

Liabilities - Commodity derivatives	$—	$(115)	$—	$79	$(36)

As of December 31, 2015
Assets:
Commodity derivatives	$—	$9	$3	$(3)	$9
Money market mutual funds(2)	13	—	—	—	13
Investment funds	15	—	—	—	15
	$28	$9	$3	$(3)	$37

Liabilities - Commodity derivatives	$—	$(148)	$—	$78	$(70)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $68 million and $75 million as of June 30, 2016 and December 31, 2015, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 6 for further discussion regarding PacifiCorp's risk management and hedging activities.

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

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,062	$8,740	$7,114	$8,210

(8)    Commitments and Contingencies

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

USA Power

In October 2005, prior to BHE's ownership of PacifiCorp, PacifiCorp was added as a defendant to a lawsuit originally filed in February 2005 in the Third District Court of Salt Lake County, Utah ("Third District Court") by USA Power, LLC, USA Power Partners, LLC and Spring Canyon Energy, LLC (collectively, the "Plaintiff"). The Plaintiff's complaint alleged that PacifiCorp misappropriated confidential proprietary information in violation of Utah's Uniform Trade Secrets Act and accused PacifiCorp of breach of contract and related claims in regard to the Plaintiff's 2002 and 2003 proposals to build a natural gas-fueled generating facility in Juab County, Utah. In October 2007, the Third District Court granted PacifiCorp's motion for summary judgment on all counts and dismissed the Plaintiff's claims in their entirety. In a May 2010 ruling on the Plaintiff's petition for reconsideration, the Utah Supreme Court reversed summary judgment and remanded the case back to the Third District Court for further consideration. In May 2012, a jury awarded damages to the Plaintiff for breach of contract and misappropriation of a trade secret in the amounts of $18 million for actual damages and $113 million for unjust enrichment. After considering various motions filed by the parties to expand or limit damages, interest and attorney's fees, in May 2013, the court entered a final judgment against PacifiCorp in the amount of $115 million, which includes the $113 million of aggregate damages previously awarded and amounts awarded for the Plaintiff's attorneys' fees. The final judgment also ordered that postjudgment interest accrue beginning as of the date of the April 2013 initial judgment. In May 2013, PacifiCorp posted a surety bond issued by a subsidiary of Berkshire Hathaway to secure its estimated obligation. Both PacifiCorp and the Plaintiff filed appeals with the Utah Supreme Court. The Utah Supreme Court affirmed the district court's decision and denied the issues appealed by all parties. In May 2016, PacifiCorp paid $123 million for the final judgment and postjudgment interest.

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

In February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. Since that time, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce have negotiated an amendment to the KHSA that was signed on April 6, 2016. Under the amended KHSA, PacifiCorp will file an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities to a newly formed private entity, the Klamath River Renewal Corporation ("KRRC"). The KRRC will file an application with the FERC to surrender the license and decommission the facilities.

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

(9)    Related Party Transactions

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. For the six-month period ended June 30, 2016, PacifiCorp made net cash payments for federal and state income taxes to BHE totaling $65 million. For the six-month period ended June 30, 2015, PacifiCorp received net cash payments for federal and state income taxes from BHE totaling $87 million.

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

Results of Operations for the Second Quarter and First Six Months of 2016 and 2015

Overview

Net income for the second quarter of 2016 was $176 million, an increase of $5 million, or 3%, compared to 2015. Net income increased primarily due to higher margins of $11 million. Margins increased primarily due to lower coal costs, higher retail rates, and lower purchased electricity, partially offset by lower retail customer load and lower wholesale electricity revenue from lower volumes. Retail customer load decreased by 3.2% due to the impacts of lower industrial and commercial customer usage and the impacts of weather on residential customer load, partially offset by higher residential customer usage and an increase in the average number of residential and commercial customers primarily in Utah. Energy generated decreased 18% for the second quarter of 2016 compared to 2015 due to lower coal-fueled generation, partially offset by higher natural gas-fueled, hydroelectric and wind-powered generation. Purchased electricity volumes increased 57% and wholesale electricity sales volumes decreased 33%.

Net income for the first six months of 2016 was $341 million, an increase of $36 million, or 12%, compared to 2015. Net income increased due to higher margins of $62 million, partially offset by lower AFUDC of $7 million. Margins increased primarily due to lower coal costs, higher retail rates, lower purchased electricity and lower natural gas costs, partially offset by lower wholesale electricity revenue from lower volumes, and lower retail customer load. Retail customer load decreased by 1.1% due to the impacts of lower industrial and commercial customer usage, partially offset by higher residential customer usage, including the impact of weather, and an increase in the average number of residential and commercial customers primarily in Utah and Oregon. Energy generated decreased 11% for the first six months of 2016 compared to 2015 due to lower coal-fueled generation, partially offset by higher natural gas-fueled, hydroelectric and wind-powered generation. Purchased electricity volumes increased 19% and wholesale electricity sales volumes decreased 30%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change

Gross margin (in millions):
Operating revenue	$1,233	$1,269	$(36)	(3)%	$2,485	$2,519	$(34)	(1)%
Energy costs	390	437	(47)	(11)	817	913	(96)	(11)
Gross margin	$843	$832	$11	1	$1,668	$1,606	$62	4

Sales (GWh):
Residential	3,502	3,394	108	3%	7,762	7,387	375	5%
Commercial	4,063	4,253	(190)	(4)	8,154	8,283	(129)	(2)
Industrial and irrigation	5,271	5,634	(363)	(6)	10,093	10,671	(578)	(5)
Other	116	105	11	10	237	209	28	13
Total retail	12,952	13,386	(434)	(3)	26,246	26,550	(304)	(1)
Wholesale	1,086	1,614	(528)	(33)	2,980	4,268	(1,288)	(30)
Total sales	14,038	15,000	(962)	(6)	29,226	30,818	(1,592)	(5)

Average number of retail customers
(in thousands)	1,837	1,810	27	1%	1,835	1,805	30	2%

Average revenue per MWh:
Retail	$89.96	$88.32	$1.64	2%	$88.96	$86.91	$2.05	2%
Wholesale	$22.89	$28.65	$(5.76)	(20)%	$23.93	$31.86	$(7.93)	(25)%

Sources of energy (GWh)(1):
Coal	7,130	10,324	(3,194)	(31)%	15,862	20,676	(4,814)	(23)%
Natural gas	2,573	2,180	393	18	4,899	3,854	1,045	27
Hydroelectric(2)	887	657	230	35	2,231	1,681	550	33
Wind and other(2)	681	583	98	17	1,690	1,383	307	22
Total energy generated	11,271	13,744	(2,473)	(18)	24,682	27,594	(2,912)	(11)
Energy purchased	3,663	2,332	1,331	57	6,489	5,453	1,036	19
Total	14,934	16,076	(1,142)	(7)	31,171	33,047	(1,876)	(6)

Average cost of energy per MWh:
Energy generated(3)	$19.18	$19.55	$(0.37)	(2)%	$18.48	$19.63	$(1.15)	(6)%
Energy purchased	$34.18	$55.94	$(21.76)	(39)%	$40.42	$51.04	$(10.62)	(21)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Gross margin increased $11 million, or 1%, for the second quarter of 2016 compared to 2015 primarily due to:

•	$48 million of lower coal costs due to lower volumes, partially offset by higher average unit costs;

•	$10 million of increases mainly from higher retail rates; and

•	$5 million of lower purchased electricity due to $58 million of lower average market prices, partially offset by $53 million of higher volumes.

The increases above were partially offset by:

•
$27 million of lower retail revenues from a 3.2% decrease in retail customer load primarily due to a 3.0% decline in industrial and commercial customer usage across the service territory, partially offset by higher residential customer usage in Utah and Oregon. Lower retail customer load also reflects a 0.9% decrease due to the impacts of weather and a 0.7% increase in the average number of residential and commercial customers; and

•	$21 million of lower wholesale revenue primarily due to reduced volumes.

Operations and maintenance decreased $7 million, or 3%, for the second quarter of 2016 compared to 2015 primarily due to insurance recoveries expected from a prior period claim and lower material and supply expenses.

Depreciation and amortization increased $3 million, or 2%, for the second quarter of 2016 compared to 2015 primarily due to higher plant-in-service.

Income tax expense increased $7 million, or 9%, for the second quarter of 2016 compared to 2015 and the effective tax rate was 32% and 30% for the second quarter of 2016 and 2015, respectively. The increase in income tax expense was primarily due to higher pre-tax book income.

Gross margin increased $62 million, or 4%, for the first six months of 2016 compared to 2015 primarily due to:

•	$78 million of lower coal costs due to decreased generation, including the idling of the Carbon Facility in April 2015, partially offset by higher average unit costs;

•	$31 million of increases mainly from higher retail rates;

•	$16 million of lower purchased electricity due to $67 million of lower average market prices, partially offset by $51 million of higher volumes; and

•	$7 million of lower natural gas costs due to $58 million of lower average unit costs, partially offset by $51 million of increased generation primarily as a result of increased availability.

The increases above were partially offset by:

•	$65 million of lower wholesale revenue primarily due to reduced volumes.

Operations and maintenance decreased $12 million, or 2%, for the first six months of 2016 compared to 2015 due to lower chemical costs, fuel costs and insurance recoveries expected from a prior period claim.

Depreciation and amortization increased $4 million, or 1%, for the first six months of 2016 compared to 2015 primarily due to higher plant-in-service, partially offset by the idling of the Carbon Facility in April 2015.

Taxes, other than income taxes increased $4 million, or 4%, for the first six months of 2016 compared to 2015 due to higher assessed property values.

Allowance for borrowed and equity funds decreased $7 million, or 24%, for the first six months of 2016 compared to 2015 primarily due lower qualified construction work-in-progress balances.

Income tax expense increased $22 million, or 16%, for the first six months of 2016 compared to 2015 and the effective tax rate was 32% and 31% for the first six months of 2016 and 2015, respectively. The increase in income tax expense was primarily due to higher pre-tax book income, partially offset by higher production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of June 30, 2016, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$59

Credit facilities	1,000
Less:
Short-term debt	—
Tax-exempt bond support and letters of credit	(150)
Net credit facilities	850

Total net liquidity	$909

Credit facilities:
Maturity dates	2018, 2019

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015 were $797 million and $987 million, respectively. The change was primarily due to cash paid for income taxes in the current year compared to cash received for income taxes in the prior year, payment for USA Power final judgment and postjudgment interest and lower receipts from wholesale electricity sales, partially offset by lower fuel payments, higher receipts from retail customers, lower cash collateral posted for derivative contracts and lower purchased electricity payments.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2016 and 2015 were $(424) million and $(441) million, respectively. The change was related to a prior year service territory acquisition of $(23) million and lower capital expenditures of $4 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2016 was $(326) million. Uses of cash consisted substantially of $250 million for common stock dividends paid to PPW Holdings LLC, $54 million for the repayment of long-term debt and $20 million for the repayment of short-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2015 was $(473) million. Uses of cash consisted substantially of $700 million for common stock dividends paid to PPW Holdings LLC and $20 million for the repayment of short-term debt. Sources of cash consisted of proceeds from the issuance of long-term debt of $250 million.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2016, PacifiCorp had no short-term debt outstanding. As of December 31, 2015, PacifiCorp had $20 million of short-term debt outstanding at a weighted average interest rate of 0.65%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2015	2016	2016

Transmission system investment	$64	$48	$94
Environmental	51	26	64
Operating and other	304	341	620
Total	$419	$415	$778

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

Request for Proposals

PacifiCorp issues individual Request for Proposals ("RFP"), each of which typically focuses on a specific category of generation resources consistent with the IRP or other customer-driven demands. The IRP and the RFPs provide for the identification and staged procurement of resources to meet load requirements and/or to meet renewable portfolio standard requirements. Depending upon the specific RFP, applicable laws and regulations may require PacifiCorp to file draft RFPs with the UPSC, the OPUC and the WUTC. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

PacifiCorp issued renewable resource and renewable energy credit RFPs to the market on April 11, 2016. The RFPs were issued to seek cost-effective renewable resources and RECs that can take full advantage of federal income tax incentives and that can be used to meet renewable portfolio standard requirements in Oregon, Washington, and California. PacifiCorp has established a final shortlist that includes bids for RECs from 13 renewable projects having an aggregate capacity of 218 MW. PacifiCorp anticipates completing negotiations with final shortlist bidders and executing REC agreements in August 2016.

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2016, and the related statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of changes in equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of MidAmerican Energy's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 5, 2016

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$203	$103
Receivables, net	256	342
Income taxes receivable	3	104
Inventories	256	238
Other current assets	26	58
Total current assets	744	845

Property, plant and equipment, net	11,873	11,723
Regulatory assets	1,099	1,044
Investments and restricted cash and investments	649	634
Other assets	161	139

Total assets	$14,526	$14,385

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$191	$426
Accrued interest	45	46
Accrued property, income and other taxes	240	125
Current portion of long-term debt	34	34
Other current liabilities	153	166
Total current liabilities	663	797

Long-term debt	4,234	4,237
Deferred income taxes	3,194	3,061
Regulatory liabilities	790	831
Asset retirement obligations	563	488
Other long-term liabilities	259	266
Total liabilities	9,703	9,680

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	4,263	4,174
Accumulated other comprehensive loss, net	(1)	(30)
Total shareholder's equity	4,823	4,705

Total liabilities and shareholder's equity	$14,526	$14,385

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Regulated electric	$481	$461	$880	$887
Regulated gas and other	103	111	329	407
Total operating revenue	584	572	1,209	1,294

Operating costs and expenses:
Cost of fuel, energy and capacity	90	104	182	226
Cost of gas sold and other	47	55	182	256
Operations and maintenance	170	174	330	344
Depreciation and amortization	110	99	220	199
Property and other taxes	28	28	56	57
Total operating costs and expenses	445	460	970	1,082

Operating income	139	112	239	212

Other income and (expense):
Interest expense	(48)	(45)	(97)	(89)
Allowance for borrowed funds	2	2	3	4
Allowance for equity funds	4	6	8	11
Other, net	2	2	5	5
Total other income and (expense)	(40)	(35)	(81)	(69)

Income before income tax benefit	99	77	158	143
Income tax benefit	(32)	(49)	(49)	(73)

Income from continuing operations	131	126	207	216

Discontinued operations (Note 3):
Income from discontinued operations	—	9	—	16
Income tax expense	—	4	—	7
Income on discontinued operations	—	5	—	9

Net income	$131	$131	$207	$225

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Net income	$131	$131	$207	$225

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $-, $1 and $-	1	1	2	1
Unrealized losses on cash flow hedges, net of tax of $-, $(3), $- and $(1)	—	(6)	—	(4)
Total other comprehensive income (loss), net of tax	1	(5)	2	(3)

Comprehensive income	$132	$126	$209	$222

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2014	$561	$3,712	$(23)	$4,250
Net income	—	225	—	225
Other comprehensive loss	—	—	(3)	(3)
Balance, June 30, 2015	$561	$3,937	$(26)	$4,472

Balance, December 31, 2015	$561	$4,174	$(30)	$4,705
Net income	—	207	—	207
Other comprehensive income	—	—	2	2
Dividend (Note 3)	—	(117)	27	(90)
Other equity transactions	—	(1)	—	(1)
Balance, June 30, 2016	$561	$4,263	$(1)	$4,823

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$207	$225
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	220	199
Deferred income taxes and amortization of investment tax credits	45	4
Changes in other assets and liabilities	21	24
Other, net	(24)	5
Changes in other operating assets and liabilities:
Receivables, net	(30)	40
Inventories	(18)	4
Derivative collateral, net	3	35
Contributions to pension and other postretirement benefit plans, net	(3)	(4)
Accounts payable	(33)	(103)
Accrued property, income and other taxes, net	213	308
Other current assets and liabilities	8	16
Net cash flows from operating activities	609	753

Cash flows from investing activities:
Utility construction expenditures	(506)	(428)
Purchases of available-for-sale securities	(54)	(61)
Proceeds from sales of available-for-sale securities	55	56
Other, net	—	3
Net cash flows from investing activities	(505)	(430)

Cash flows from financing activities:
Repayments of long-term debt	(4)	—
Net repayments of short-term debt	—	(50)
Net cash flows from financing activities	(4)	(50)

Net change in cash and cash equivalents	100	273
Cash and cash equivalents at beginning of period	103	29
Cash and cash equivalents at end of period	$203	$302

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2016, and for the three- and six-month periods ended June 30, 2016 and 2015. Certain amounts in the prior period Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2015, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No.2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

(3)	Discontinued Operations

On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. The transfer was made at MidAmerican Energy’s carrying value of the assets and liabilities as of December 31, 2015, and was recorded by MidAmerican Energy as a noncash dividend as summarized in the table below. Financial results of the unregulated retail services business for the three- and six-month periods ended June 30, 2015, have been reclassified to discontinued operations in the Statements of Operations. Operating revenue and cost of sales of the unregulated retail services business for the three-month period ended June 30, 2015, totaled $221 million and $204 million, respectively. Operating revenue and cost of sales of the unregulated retail services business for the six-month period ended June 30, 2015, totaled $445 million and $416 million, respectively. Cash flows from operating activities of the unregulated retail services business totaled $26 million for the six-month period ended June 30, 2015, and are reflected in the Statement of Cash Flows. Assets, liabilities and equity of the unregulated retail services business reflected in the Balance Sheet as of December 31, 2015, are as follows (in millions):

Receivables	$115
Derivative assets	41
Deferred income taxes	21
Accounts payable	(49)
Derivative liabilities	(42)
Other assets and liabilities, net	4
Dividend, excluding accumulated other comprehensive loss, net	90
Accumulated other comprehensive loss, net	27
Dividend, including accumulated other comprehensive loss, net	$117

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2016	2015
Utility plant in service, net:
Generation	20-70 years	$10,396	$10,404
Transmission	52-70 years	1,457	1,305
Electric distribution	20-70 years	3,108	3,059
Gas distribution	28-70 years	1,530	1,507
Utility plant in service		16,491	16,275
Accumulated depreciation and amortization		(5,277)	(5,229)
Utility plant in service, net		11,214	11,046
Nonregulated property, net:
Nonregulated property gross	5-45 years	7	15
Accumulated depreciation and amortization		(1)	(5)
Nonregulated property, net		6	10
		11,220	11,056
Construction work in progress		653	667
Property, plant and equipment, net		$11,873	$11,723

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(60)	(74)	(59)	(69)
State income tax, net of federal income tax benefit	(5)	(10)	(1)	(4)
Effects of ratemaking	(2)	(14)	(6)	(13)
Other, net	—	(1)	—	—
Effective income tax rate	(32)%	(64)%	(31)%	(51)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $308 million and $373 million for the six-month periods ended June 30, 2016 and 2015, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Pension:
Service cost	$2	$3	$5	$6
Interest cost	9	8	17	16
Expected return on plan assets	(11)	(12)	(22)	(23)
Net amortization	1	1	1	1
Net periodic benefit cost	$1	$—	$1	$—

Other postretirement:
Service cost	$2	$1	$3	$3
Interest cost	3	3	5	5
Expected return on plan assets	(4)	(3)	(7)	(7)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit credit	$—	$—	$(1)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2016. As of June 30, 2016, $4 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Asset Retirement Obligations

MidAmerican Energy estimates its asset retirement obligation ("ARO") liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of the expected work. During the three-month and six-month periods ended June 30, 2016, MidAmerican Energy recorded an increase of $69 million to its ARO liability for the decommissioning of Quad Cities Generating Station Units 1 and 2 as a result of an updated decommissioning study reflecting changes in the estimated amount and timing of cash flow.

(8)	Risk Management and Hedging Activities

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Note 9 for additional information on derivative contracts and to Note 3 for a discussion of discontinued operations.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Other Current Assets	Other Assets	Other Current Liabilities	Other Long-term Liabilities	Total
As of June 30, 2016:
Not designated as hedging contracts(1)(2):
Commodity assets	$6	$—	$2	$—	$8
Commodity liabilities	—	—	(8)	(1)	(9)
Total	6	—	(6)	(1)	(1)

Designated as hedging contracts(2):
Commodity assets	—	—	—	—	—
Commodity liabilities	—	—	—	—	—
Total	—	—	—	—	—

Total derivatives	6	—	(6)	(1)	(1)
Cash collateral receivable	—	—	4	—	4
Total derivatives - net basis	$6	$—	$(2)	$(1)	$3

As of December 31, 2015:
Not designated as hedging contracts(1):
Commodity assets	$12	$4	$5	$2	$23
Commodity liabilities	(3)	—	(36)	(10)	(49)
Total	9	4	(31)	(8)	(26)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	—	—	(32)	(17)	(49)
Total	—	—	(31)	(15)	(46)

Total derivatives	9	4	(62)	(23)	(72)
Cash collateral receivable	—	—	22	6	28
Total derivatives - net basis	$9	$4	$(40)	$(17)	$(44)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2016 and December 31, 2015, a net regulatory asset of $3 million and $20 million, respectively, was recorded related to the net derivative liability of $1 million and $26 million, respectively.

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

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Beginning balance	$11	$18	$20	$38
Changes in fair value recognized in net regulatory assets	(3)	17	3	19
Net losses reclassified to operating revenue	(5)	(6)	(13)	(22)
Net losses reclassified to cost of gas sold	—	(1)	(7)	(7)
Ending balance	$3	$28	$3	$28

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Beginning balance	$—	$30	$45	$34
Transfer to affiliate	—	—	(45)	—
Changes in fair value recognized in OCI	—	25	—	19
Net gains reclassified to nonregulated cost of sales	—	(16)	—	(14)
Ending balance	$—	$39	$—	$39

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2016	2015

Electricity purchases	Megawatt hours	—	15
Natural gas purchases	Decatherms	13	17

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2016, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $5 million and $66 million as of June 30, 2016 and December 31, 2015, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2016 and December 31, 2015, MidAmerican Energy would have been required to post $4 million and $55 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. MidAmerican Energy's exposure to contingent features declined significantly as a result of the transfer of its unregulated retail services business to a subsidiary of BHE.

(9)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2016:
Assets:
Commodity derivatives	$—	$6	$2	$(2)	$6
Money market mutual funds(2)	177	—	—	—	177
Debt securities:
United States government obligations	147	—	—	—	147
International government obligations	—	2	—	—	2
Corporate obligations	—	35	—	—	35
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	18	—	18
Equity securities:
United States companies	247	—	—	—	247
International companies	7	—	—	—	7
Investment funds	9	—	—	—	9
	$587	$47	$20	$(2)	$652

Liabilities - commodity derivatives	$(2)	$(3)	$(4)	$6	$(3)

As of December 31, 2015:
Assets:
Commodity derivatives	$—	$8	$18	$(13)	$13
Money market mutual funds(2)	56	—	—	—	56
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	2	—	—	2
Corporate obligations	—	39	—	—	39
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	239	—	—	—	239
International companies	6	—	—	—	6
Investment funds	4	—	—	—	4
	$438	$53	$44	$(13)	$522

Liabilities - commodity derivatives	$(13)	$(61)	$(24)	$41	$(57)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $4 million and $28 million as of June 30, 2016 and December 31, 2015, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 8 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2016:
Beginning balance	$(4)	$26	$(6)	$26
Transfer to affiliate	—	—	(4)	—
Changes in fair value recognized in OCI	—	2	—	3
Changes in fair value recognized in net regulatory assets	(3)	—	(4)	—
Sales	—	(10)	—	(11)
Settlements	5	—	12	—
Ending balance	$(2)	$18	$(2)	$18

2015:
Beginning balance	$9	$26	$12	$26
Changes included in earnings	2	—	4	—
Changes in fair value recognized in OCI	(4)	1	(3)	1
Changes in fair value recognized in net regulatory assets	(15)	—	(15)	—
Purchases	1	—	1	—
Settlements	—	—	(6)	—
Ending balance	$(7)	$27	$(7)	$27

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

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,268	$5,024	$4,271	$4,636

(10)	Commitments and Contingencies

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

(11)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2014	$(3)	$(20)	$(23)
Other comprehensive income (loss)	1	(4)	(3)
Balance at June 30, 2015	$(2)	$(24)	$(26)

Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	2	—	2
Dividend (Note 3)	—	27	27
Balance, June 30, 2016	$(1)	$—	$(1)

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 8.

(12)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Regulated electric	$481	$461	$880	$887
Regulated gas	102	110	328	405
Other	1	1	1	2
Total operating revenue	$584	$572	$1,209	$1,294

Depreciation and amortization:
Regulated electric	$100	$89	$199	$179
Regulated gas	10	10	21	20
Total depreciation and amortization	$110	$99	$220	$199

Operating income:
Regulated electric	$135	$108	$192	$161
Regulated gas	4	4	47	51
Total operating income	$139	$112	$239	$212

	As of
	June 30, 2016	December 31, 2015
Total assets:
Regulated electric	$13,325	$12,970
Regulated gas	1,200	1,251
Other(1)	1	164
Total assets	$14,526	$14,385

(1)	Other total assets for December 31, 2015, includes amounts for MidAmerican Energy's unregulated retail services business transferred to a subsidiary of BHE.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2016, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of changes in equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of MidAmerican Funding's management.

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
August 5, 2016

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$204	$103
Receivables, net	259	346
Income taxes receivable	4	104
Inventories	256	238
Other current assets	26	58
Total current assets	749	849

Property, plant and equipment, net	11,886	11,737
Goodwill	1,270	1,270
Regulatory assets	1,099	1,044
Investments and restricted cash and investments	651	636
Other assets	161	138

Total assets	$15,816	$15,674

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2016	2015

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$191	$427
Accrued interest	52	53
Accrued property, income and other taxes	240	125
Note payable to affiliate	29	139
Current portion of long-term debt	34	34
Other current liabilities	154	166
Total current liabilities	700	944

Long-term debt	4,560	4,563
Deferred income taxes	3,190	3,056
Regulatory liabilities	790	831
Asset retirement obligations	563	488
Other long-term liabilities	259	267
Total liabilities	10,062	10,149

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,076	3,876
Accumulated other comprehensive loss, net	(1)	(30)
Total member's equity	5,754	5,525

Total liabilities and member's equity	$15,816	$15,674

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Regulated electric	$481	$461	$880	$887
Regulated gas and other	104	115	331	416
Total operating revenue	585	576	1,211	1,303

Operating costs and expenses:
Cost of fuel, energy and capacity	90	104	182	226
Cost of gas sold and other	48	58	183	263
Operations and maintenance	169	175	330	345
Depreciation and amortization	110	99	220	199
Property and other taxes	28	28	56	57
Total operating costs and expenses	445	464	971	1,090

Operating income	140	112	240	213

Other income and (expense):
Interest expense	(55)	(50)	(109)	(100)
Allowance for borrowed funds	2	2	3	4
Allowance for equity funds	4	6	8	11
Other, net	3	3	6	19
Total other income and (expense)	(46)	(39)	(92)	(66)

Income before income tax benefit	94	73	148	147
Income tax benefit	(33)	(51)	(52)	(72)

Income from continuing operations	127	124	200	219

Discontinued operations (Note 3):
Income from discontinued operations	—	9	—	16
Income tax expense	—	4	—	7
Income on discontinued operations	—	5	—	9

Net income	$127	$129	$200	$228

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Net income	$127	$129	$200	$228

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $-, $1 and $-	1	1	2	1
Unrealized losses on cash flow hedges, net of tax of $-, $(3), $- and $(1)	—	(6)	—	(4)
Total other comprehensive income (loss), net of tax	1	(5)	2	(3)

Comprehensive income	$128	$124	$202	$225

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2014	$1,679	$3,417	$(23)	$5,073
Net income	—	228	—	228
Other comprehensive loss	—	—	(3)	(3)
Balance, June 30, 2015	$1,679	$3,645	$(26)	$5,298

Balance, December 31, 2015	$1,679	$3,876	$(30)	$5,525
Net income	—	200	—	200
Other comprehensive income	—	—	2	2
Transfer to affiliate (Note 3)	—	—	27	27
Balance, June 30, 2016	$1,679	$4,076	$(1)	$5,754

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$200	$228
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	220	199
Deferred income taxes and amortization of investment tax credits	45	4
Changes in other assets and liabilities	21	24
Other, net	(23)	(9)
Changes in other operating assets and liabilities:
Receivables, net	(30)	42
Inventories	(18)	4
Derivative collateral, net	3	35
Contributions to pension and other postretirement benefit plans, net	(3)	(4)
Accounts payable	(33)	(103)
Accrued property, income and other taxes, net	213	310
Other current assets and liabilities	9	16
Net cash flows from operating activities	604	746

Cash flows from investing activities:
Utility construction expenditures	(506)	(428)
Purchases of available-for-sale securities	(54)	(61)
Proceeds from sales of available-for-sale securities	55	56
Proceeds from sale of investment	—	13
Other, net	—	3
Net cash flows from investing activities	(505)	(417)

Cash flows from financing activities:
Repayments of long-term debt	(4)	—
Net change in note payable to affiliate	6	(6)
Net repayments of short-term debt	—	(50)
Net cash flows from financing activities	2	(56)

Net change in cash and cash equivalents	101	273
Cash and cash equivalents at beginning of period	103	30
Cash and cash equivalents at end of period	$204	$303

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2016, and for the three- and six-month periods ended June 30, 2016 and 2015. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2015, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2016.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Discontinued Operations

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. The transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE repaid a portion of MHC's note payable to BHE.

(4)	Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property gross of $22 million as of June 30, 2016 and December 31, 2015, and related accumulated depreciation and amortization of $9 million and $8 million as of June 30, 2016 and December 31, 2015, respectively, which consisted primarily of a corporate aircraft owned by MHC.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(63)	(79)	(63)	(67)
State income tax, net of federal income tax benefit	(5)	(11)	(2)	(4)
Effects of ratemaking	(2)	(15)	(6)	(13)
Other, net	—	—	1	—
Effective income tax rate	(35)%	(70)%	(35)%	(49)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $313 million and $374 million for the six-month periods ended June 30, 2016 and 2015, respectively.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Asset Retirement Obligations

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

(8)	Risk Management and Hedging Activities

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)	Fair Value Measurements

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,594	$5,484	$4,597	$5,051

(10)    Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)	Components of Accumulated Other Comprehensive Income (Loss), Net

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements.

(12)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Regulated electric	$481	$461	$880	$887
Regulated gas	102	110	328	405
Other	2	5	3	11
Total operating revenue	$585	$576	$1,211	$1,303

Depreciation and amortization:
Regulated electric	$100	$89	$199	$179
Regulated gas	10	10	21	20
Total depreciation and amortization	$110	$99	$220	$199

Operating income:
Regulated electric	$135	$108	$192	$161
Regulated gas	4	4	47	51
Other	1	—	1	1
Total operating income	$140	$112	$240	$213

	As of
	June 30, 2016	December 31, 2015
Total assets(1):
Regulated electric	$14,516	$14,161
Regulated gas	1,279	1,330
Other	21	183
Total assets	$15,816	$15,674

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

Results of Operations for the Second Quarter and First Six Months of 2016 and 2015

Overview

MidAmerican Energy -

MidAmerican Energy's income from continuing operations for the second quarter of 2016 was $131 million, an increase of $5 million, or 4%, compared to 2015 due to higher electric margins of $34 million and lower fossil-fueled generation maintenance of $3 million, substantially offset by lower income tax benefits of $17 million due primarily to the effects of ratemaking, higher depreciation and amortization of $11 million due to wind-powered generation and other plant placed in-service and higher interest expense of $3 million primarily due to the issuance of first mortgage bonds in October 2015. Electric margins reflect higher retail sales volumes, lower energy costs, higher retail rates in Iowa and higher transmission revenue, partially offset by lower recoveries through bill riders and lower wholesale revenue.

MidAmerican Energy's income from continuing operations for the first six months of 2016 was $207 million, a decrease of $9 million, or 4%, compared to 2015 due to higher depreciation and amortization of $21 million from wind-powered generation and other plant placed in-service, higher interest expense of $8 million primarily due to the issuance of first mortgage bonds in October 2015, lower recognized production tax credits of $6 million, lower allowance for borrowed and equity funds of $4 million and lower natural gas margins of $3 million due to warmer winter temperatures in 2016, partially offset by higher electric margins of $37 million, lower fossil-fueled generation maintenance of $7 million and lower electric distribution costs of $5 million. Electric margins reflect lower energy costs, higher retail rates in Iowa, higher retail sales volumes and higher transmission revenue, partially offset by lower wholesale revenue and lower recoveries through bill riders.

MidAmerican Funding -

MidAmerican Funding's income from continuing operations for the second quarter of 2016 was $127 million, an increase of $3 million, or 2%, compared to 2015 and, for the first six months of 2016, was $200 million, a decrease of $19 million, or 9%, compared to 2015. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease in the first quarter of 2015.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Gross margin (in millions):
Operating revenue	$481	$461	$20	4%	$880	$887	$(7)	(1)%
Cost of fuel, energy and capacity	90	104	(14)	(13)	182	226	(44)	(19)
Gross margin	$391	$357	$34	10	$698	$661	$37	6

Electricity Sales (GWh):
Residential	1,417	1,223	194	16%	3,049	2,966	83	3%
Small general service	888	872	16	2	1,836	1,868	(32)	(2)
Large general service	3,073	2,981	92	3	5,893	5,673	220	4
Other	385	382	3	1	786	782	4	1
Total retail	5,763	5,458	305	6	11,564	11,289	275	2
Wholesale	1,565	2,171	(606)	(28)	3,583	5,021	(1,438)	(29)
Total sales	7,328	7,629	(301)	(4)	15,147	16,310	(1,163)	(7)

Average number of retail customers (in thousands)	759	751	8	1%	758	751	7	1%

Average revenue per MWh:
Retail	$75.07	$73.59	$1.48	2%	$67.01	$67.22	$(0.21)	—%
Wholesale	$20.80	$20.87	$(0.07)	—%	$19.83	$20.08	$(0.25)	(1)%

Heating degree days	519	468	51	11%	3,361	3,797	(436)	(11)%
Cooling degree days	428	292	136	47%	429	294	135	46%

Sources of energy (GWh)(1):
Coal	2,378	3,815	(1,437)	(38)%	5,289	8,377	(3,088)	(37)%
Nuclear	948	988	(40)	(4)	1,884	1,864	20	1
Natural gas	180	5	175	*	208	—	208	*
Wind and other(2)	2,900	2,184	716	33	6,031	4,825	1,206	25
Total energy generated	6,406	6,992	(586)	(8)	13,412	15,066	(1,654)	(11)
Energy purchased	1,148	744	404	54	2,114	1,437	677	47
Total	7,554	7,736	(182)	(2)	15,526	16,503	(977)	(6)

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric gross margin increased $34 million for the second quarter of 2016 compared to 2015 primarily due to:

(1)	Higher retail gross margin of $33 million due to -

•	an increase of $17 million from the impact of temperatures;

•	an increase of $11 million from higher electric rates in Iowa effective January 1, 2016;

•	an increase of $6 million from lower retail energy costs primarily due to a lower average cost of fuel for generation and lower purchased power costs;

•	an increase of $7 million primarily from non-weather-related usage factors; and

•	a decrease of $8 million from lower recoveries through bill riders;

(2)	Higher Multi-Value Projects ("MVPs") transmission revenue of $3 million, which is expected to increase as projects are constructed over the next two years; partially offset by

(3)	Lower wholesale gross margin of $2 million due to lower sales volumes and lower margins per unit.

Regulated electric gross margin increased $37 million for the first six months of 2016 compared to 2015 primarily due to:

(1)	Higher retail gross margin of $28 million due to -

•	an increase of $21 million from higher electric rates in Iowa effective January 1, 2016;

•	an increase of $15 million from lower retail energy costs primarily due to a lower average cost of fuel for generation and lower purchased power costs;

•	an increase of $11 million from the impact of temperatures;

•	an increase of $9 million primarily from non-weather-related usage factors; and

•	a decrease of $28 million from lower recoveries through bill riders;

(2)	Higher MVPs transmission revenue of $7 million, which is expected to increase as projects are constructed over the next two years; and

(3)	Higher wholesale gross margin of $2 million due to higher margins per unit due to greater availability of lower cost generation for wholesale purposes and lower coal-fueled generation and prices;

Regulated Gas Gross Margin

A comparison of key operating results related to regulated gas gross margin is as follows:

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Gross margin (in millions):
Operating revenue	$102	$110	$(8)	(7)%	$328	$405	$(77)	(19)%
Cost of gas sold	47	55	(8)	(15)	182	256	(74)	(29)
Gross margin	$55	$55	$—	—	$146	$149	$(3)	(2)

Natural gas throughput (000's Dth):
Residential	5,973	5,617	356	6%	28,301	30,648	(2,347)	(8)%
Small general service	3,067	2,962	105	4	13,889	15,070	(1,181)	(8)
Large general service	1,057	1,048	9	1	2,652	2,591	61	2
Other	6	5	1	20	25	27	(2)	(7)
Total retail sales	10,103	9,632	471	5	44,867	48,336	(3,469)	(7)
Wholesale sales	8,264	7,366	898	12	20,047	19,683	364	2
Total sales	18,367	16,998	1,369	8	64,914	68,019	(3,105)	(5)
Gas transportation service	17,965	17,779	186	1	42,030	41,748	282	1
Total gas throughput	36,332	34,777	1,555	4	106,944	109,767	(2,823)	(3)

Average number of retail customers (in thousands)	738	729	9	1%	739	731	8	1%
Average revenue per retail Dth sold	$7.80	$8.68	$(0.88)	(10)%	$6.06	$6.81	$(0.75)	(11)%
Average cost of natural gas per retail Dth sold	$3.10	$3.72	$(0.62)	(17)%	$3.19	$4.09	$(0.90)	(22)%

Combined retail and wholesale average cost of natural gas per Dth sold	$2.59	$3.25	$(0.66)	(20)%	$2.81	$3.76	$(0.95)	(25)%

Heating degree days	573	503	70	14%	3,545	3,951	(406)	(10)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the second quarter of 2016, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 20%, resulting in a decrease of $14 million in gas revenue and cost of gas sold compared to 2015. For the first six months of 2016, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 25%, resulting in a decrease of $62 million in gas revenue and cost of gas sold compared to 2015.

Regulated gas gross margin was unchanged for the second quarter of 2016 compared to 2015 due to:

(1)	Higher DSM recoveries of $2 million;

(2)	Higher retail sales volumes reflecting cooler second quarter heating season temperatures in 2016; offset by

(3)	A decrease from non-weather-related usage factors.

Regulated gas gross margin decreased $3 million for the first six months of 2016 compared to 2015 due to:

(1)	Lower retail sales volumes of $6 million reflecting warmer winter temperatures in 2016, partially offset by

(2)	Higher DSM recoveries of $3 million.

Operating Costs and Expenses

MidAmerican Energy -

Operations and maintenance decreased $4 million for the second quarter of 2016 compared to 2015 due to lower fossil-fueled generation maintenance of $3 million primarily from planned outages in 2015, lower information technology and other administrative costs, and lower generation operations, partially offset by higher wind-powered generation maintenance, higher demand-side management ("DSM") program costs and higher transmission operations costs from the Midcontinent Independent System Operator, Inc. ("MISO"). DSM program costs and MISO transmission costs are recovered through bill riders.

Operations and maintenance decreased $14 million for the first six months of 2016 compared to 2015 due to $7 million of lower fossil-fueled generation maintenance primarily from planned outages in 2015, lower electric distribution operations and maintenance of $5 million, and lower generation operations, partially offset by higher transmission operations costs from MISO and higher wind-powered generation maintenance.

Depreciation and amortization increased $11 million and $21 million for the second quarter and first six months of 2016, respectively, compared to 2015 due to utility plant additions, including wind-powered generating facilities placed in service in the second half of 2015.

Other Income and (Expense)

MidAmerican Energy -

Interest expense increased $3 million and $8 million for the second quarter and first six months of 2016, respectively, compared to 2015 due to higher interest expense from the issuance of $650 million of first mortgage bonds in October 2015, partially offset by the payment of a $426 million turbine purchase obligation in December 2015.

Allowance for borrowed and equity funds decreased $2 million and $4 million for the second quarter and first six months of 2016, respectively, compared to 2015 primarily due to lower construction work-in-progress balances related to wind-powered generation.

MidAmerican Funding -

In addition to the fluctuations discussed above for MidAmerican Energy, MidAmerican Funding's other, net for the first six months of 2015 reflects a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit on continuing operations decreased $17 million for the second quarter of 2016 compared to 2015, and the effective tax rate was (32)% for 2016 and (64)% for 2015. The change in the effective tax rate for the second quarter of 2016 was substantially due to the effects of ratemaking and a higher pre-tax income, partially offset by an increase in recognized production tax credits.

MidAmerican Energy's income tax benefit on continuing operations decreased $24 million for the first six months of 2016 compared to 2015, and the effective tax rate was (31)% for 2016 and (51)% for 2015. The change in the effective tax rate for the first six months of 2016 was substantially due to the effects of ratemaking and a decrease in recognized production tax credits.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service. Production tax credits recognized in the second quarter of 2016 were $59 million, or $2 million higher than the second quarter of 2015, while production tax credits earned in the second quarter of 2016 were $63 million, or $14 million higher than the second quarter of 2015 primarily due to wind-powered generation placed in service in late 2015. Production tax credits recognized in the first six months of 2016 were $92 million, or $6 million lower than the first six months of 2015, while production tax credits earned in the first six months of 2016 were $130 million, or $23 million higher than the first six months of 2015 primarily due to wind-powered generation placed in service in late 2015. The difference between production tax credits recognized and earned of $38 million as of June 30, 2016, will be recorded to earnings over the remainder of 2016.

MidAmerican Funding -

MidAmerican Funding's income tax benefit on continuing operations decreased $18 million for the second quarter of 2016 compared to 2015, and the effective tax rate was (35)% for 2016 and (70)% for 2015. MidAmerican Funding's income tax benefit on continuing operations decreased $20 million for the first six months of 2016 compared to 2015, and the effective tax rate was (35)% for 2016 and (49)% for 2015. The change in the effective tax rate was principally due to the factors discussed for MidAmerican Energy. Additionally, income taxes for the first six months of 2015 reflect taxes on a $13 million gain on the sale of an investment in a generating facility lease in the first quarter of 2015.

Liquidity and Capital Resources

As of June 30, 2016, MidAmerican Energy's total net liquidity was $618 million consisting of $203 million of cash and cash equivalents and $605 million of credit facilities reduced by $190 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2016, MidAmerican Funding's total net liquidity was $623 million, including $1 million of additional cash and cash equivalents and MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015, were $609 million and $753 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015, were $604 million and $746 million, respectively. The decreases in cash flows from operating activities were predominantly due to the timing of MidAmerican Energy's income tax cash flows with BHE, lower reimbursements of collateral related to derivative positions, an increase in coal inventory in 2016 and the timing of DSM expenditures and recoveries. MidAmerican Energy's income tax cash flows with BHE totaled net cash payments from BHE of $308 million and $373 million for the first six months of 2016 and 2015, respectively. Income tax cash flows for 2016 reflect the receipt of $106 million of income tax benefits generated in 2015 and for 2015 reflect the receipt of $255 million of income tax benefits generated in 2014. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

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

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2016 and 2015, were $(505) million and $(430) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2016 and 2015, were $(505) million and $(417) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for the first six months of 2016 compared to 2015 due to higher expenditures for wind-powered generation construction. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust. MidAmerican Funding received $13 million in 2015 related to the sale of an investment in a generating facility lease.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2016 and 2015 were $(4) million and $(50) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2016 and 2015, were $2 million and $(56) million, respectively. MidAmerican Energy repaid $50 million of commercial paper in 2015. MidAmerican Funding received $6 million in 2016 and made payments of $6 million in 2015 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through June 30, 2018, commercial paper and bank notes aggregating $605 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of up to 400 basis points. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2016, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.2 billion for 2016 and include:

•
$688 million primarily for the construction of 599 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2016, of which 48 MW (nominal ratings) had been placed in service as of June 30, 2016.

•
$125 million for transmission MVP investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system.

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

In July 2016, MidAmerican Energy filed with the IUB a settlement agreement between MidAmerican Energy and the intervenors in the ratemaking principles proceeding that resolves all contested issues associated with MidAmerican Energy’s application. All of the major terms of the application discussed above remain unchanged other than the fixed rate of return on equity over the 40‑year useful life of the facilities, which the settlement agreement modifies to 11.0%. The settlement agreement is subject to approval by the IUB.

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10‑K for the year ended December 31, 2015.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding MidAmerican Energy's current regulatory matters.

Quad Cities Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy has expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and continues to work with Exelon Generation for solutions to that end. An early shutdown of Quad Cities Station before the end of its operating license would require an evaluation of MidAmerican Energy's legal rights pursuant to the Quad Cities Station agreements with Exelon Generation. In addition, the carrying value and classification of assets and liabilities related to Quad Cities Station on MidAmerican Energy's balance sheets would need to be evaluated, and a determination made of the sufficiency of the nuclear decommissioning trust fund to fund decommissioning costs at an earlier retirement date. If the trust fund is determined to be deficient, MidAmerican Energy may be required to contribute additional assets to the trust fund or directly pay certain decommissioning costs.

The following significant assets and liabilities associated with Quad Cities Station were included on MidAmerican Energy's balance sheet as of June 30, 2016 (in millions):

Assets:
Net plant in service, including nuclear fuel	$343
Construction work in progress	10
Inventory	17
Regulatory assets	4

Liabilities:
Asset retirement obligation(1)	365

(1)
The Quad Cities Station asset retirement obligation assumes a 2032 closure. MidAmerican Energy’s nuclear decommissioning trust fund established for the settlement of the Quad Cities Station asset retirement obligation totaled $444 million and an associated regulatory liability for the excess of the trust fund over the asset retirement obligation totaled $79 million as of June 30, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2016, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2016 and 2015, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of Nevada Power's management.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 5, 2016

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$112	$536
Accounts receivable, net	332	265
Inventories	78	80
Other current assets	46	46
Total current assets	568	927

Property, plant and equipment, net	6,981	6,996
Regulatory assets	1,042	1,057
Other assets	40	37

Total assets	$8,631	$9,017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$212	$214
Accrued interest	50	54
Accrued property, income and other taxes	39	30
Regulatory liabilities	161	173
Current portion of long-term debt and financial and capital lease obligations	11	225
Customer deposits	59	58
Other current liabilities	46	28
Total current liabilities	578	782

Long-term debt and financial and capital lease obligations	3,057	3,060
Regulatory liabilities	310	304
Deferred income taxes	1,426	1,405
Other long-term liabilities	298	303
Total liabilities	5,669	5,854

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	657	858
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,962	3,163

Total liabilities and shareholder's equity	$8,631	$9,017

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Operating revenue	$525	$607	$924	$1,066

Operating costs and expenses:
Cost of fuel, energy and capacity	199	291	367	517
Operating and maintenance	100	97	199	175
Depreciation and amortization	76	74	151	148
Property and other taxes	9	9	20	16
Total operating costs and expenses	384	471	737	856

Operating income	141	136	187	210

Other income (expense):
Interest expense	(47)	(47)	(95)	(93)
Allowance for borrowed funds	1	—	2	1
Allowance for equity funds	2	1	3	2
Other, net	5	4	10	11
Total other income (expense)	(39)	(42)	(80)	(79)

Income before income tax expense	102	94	107	131
Income tax expense	36	34	38	47
Net income	$66	$60	$69	$84

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2014	1,000	$—	$2,308	$583	$(3)	$2,888
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(13)	—	(13)
Balance, June 30, 2015	1,000	$—	$2,308	$654	$(3)	$2,959

Balance, December 31, 2015	1,000	$—	$2,308	$858	$(3)	$3,163
Net income	—	—	—	69	—	69
Dividends declared	—	—	—	(270)	—	(270)
Balance, June 30, 2016	1,000	$—	$2,308	$657	$(3)	$2,962

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$69	$84
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on nonrecurring items	—	(3)
Depreciation and amortization	151	148
Deferred income taxes and amortization of investment tax credits	25	47
Allowance for equity funds	(3)	(2)
Changes in regulatory assets and liabilities	17	(19)
Deferred energy	31	87
Amortization of deferred energy	(42)	35
Other, net	4	(15)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(70)	(144)
Inventories	2	(1)
Accounts payable and other liabilities	60	40
Net cash flows from operating activities	244	257

Cash flows from investing activities:
Capital expenditures	(181)	(125)
Proceeds from sale of assets	—	9
Other, net	—	10
Net cash flows from investing activities	(181)	(106)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(217)	(252)
Dividends paid	(270)	(13)
Net cash flows from financing activities	(487)	(265)

Net change in cash and cash equivalents	(424)	(114)
Cash and cash equivalents at beginning of period	536	220
Cash and cash equivalents at end of period	$112	$106

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2016 and for the three- and six-month periods ended June 30, 2016 and 2015. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015. Certain amounts in the prior period Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Nevada Power's Item 8 Notes to Consolidated Financial Statements included in BHE's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2016	2015
Utility plant:
Generation	25 - 80 years	$4,228	$4,212
Distribution	20 - 65 years	3,185	3,118
Transmission	45 - 65 years	1,828	1,788
General and intangible plant	5 - 65 years	728	694
Utility plant		9,969	9,812
Accumulated depreciation and amortization		(3,094)	(2,971)
Utility plant, net		6,875	6,841
Other non-regulated, net of accumulated depreciation and amortization	5 - 65 years	2	2
Plant, net		6,877	6,843
Construction work-in-progress		104	153
Property, plant and equipment, net		$6,981	$6,996

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2016	2015
Qualified Pension Plan -
Other long-term liabilities	$(41)	$(38)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(5)	(5)

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
As of June 30, 2016
Commodity liabilities(1)	$(9)	$(13)	$(22)

As of December 31, 2015
Commodity liabilities(1)	$(8)	$(14)	$(22)

(1)
Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates and as of June 30, 2016 and December 31, 2015, a regulatory asset of $22 million was recorded related to the derivative liability of $22 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2016	2015
Electricity sales	Megawatt hours	(2)	(2)
Natural gas purchases	Decatherms	138	126

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2016, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features was $3 million as of June 30, 2016 and December 31, 2015, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Assets - investment funds	$6	$—	$—	$6

Liabilities - commodity derivatives	$—	$—	$(22)	$(22)

As of December 31, 2015
Assets - investment funds	$5	$—	$—	$5

Liabilities - commodity derivatives	$—	$—	$(22)	$(22)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2016 and December 31, 2015, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 6 for further discussion regarding Nevada Power's risk management and hedging activities.

Nevada Power's investment funds are accounted for as trading securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Beginning balance	$(22)	$(32)	$(22)	$(30)
Changes in fair value recognized in regulatory assets	(2)	(1)	(5)	(5)
Settlements	2	—	5	2
Ending balance	$(22)	$(33)	$(22)	$(33)

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

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,579	$3,209	$2,788	$3,240

(8)	Commitments and Contingencies

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

Consistent with direction provided by the PUCN, Nevada Power acquired a 272-megawatt ("MW") natural gas co-generating facility in 2014, acquired a 210-MW natural gas peaking facility in 2014, constructed a 15-MW solar photovoltaic facility in 2015 and contracted two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities in 2015. In February 2016, Nevada Power solicited proposals to acquire 35 MW of nameplate renewable energy capacity to be owned by Nevada Power. In June 2016 Nevada Power executed a long-term power purchase agreement for 100 MW of nameplate renewable energy capacity in Nevada, which is pending PUCN approval. The solicitation and executed power purchase agreement are related to Nevada Power's final steps to comply with SB 123, resulting in the retirement of 812 MW of coal-fueled generation by 2019.

Legal Matters

Nevada Power is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. Nevada Power does not believe that such normal and routine litigation will have a material impact on its consolidated financial results. Nevada Power is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts and are described below.

Switch, Ltd.

In July 2016, Switch, Ltd. filed a complaint in the United States District Court for the District of Nevada against various parties, including Nevada Power. The complaint alleges that actions by the former general counsel of the PUCN, as well as the PUCN and the PUCN Staff, violated state and federal laws and as a result of those actions Switch was prevented from being able to utilize an alternative energy provider. Switch also alleges that NV Energy was aware of the wrong doing and either participated in the activities or failed to take action to stop the wrong doing, and as a result Nevada Power has been improperly enriched by these activities. Switch is seeking monetary damages and to invalidate the settlement agreement between Switch and Nevada Power relating to Switch utilizing an alternative energy provider. Nevada Power intends to vigorously defend against these claims. Nevada Power cannot assess or predict the outcome of the case at this time.

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

Results of Operations for the Second Quarter and First Six Months of 2016 and 2015

Net income for the second quarter of 2016 was $66 million, an increase of $6 million, or 10%, compared to 2015 due to higher customer growth and usage primarily due to the impacts of weather and the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in May 2016, offset by higher expenses related to uncollectible accounts, higher planned maintenance and other generating costs, lower margins from changes in usage patterns with commercial and industrial customers, lower transmission demand and increased taxes due to a new state commerce tax and increases in property and franchise taxes.

Net income for the first six months of 2016 was $69 million, a decrease of $15 million, or 18%, compared to 2015 due to benefits from changes in contingent liabilities in 2015, higher planned maintenance and other generating costs, lower margins from changes in usage patterns with commercial and industrial customers and lower transmission demand, expenses related to uncollectible accounts, a gain on the sale of an equity investment in 2015, increased taxes due to a new state commerce tax and increases in property and franchise taxes, higher interest on deferred charges and higher depreciation and amortization primarily due to higher plant placed in-service. The decrease in net income is offset by higher customer growth and usage primarily due to the impacts of weather and the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in May 2016.

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

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Gross margin (in millions):
Operating revenue	$525	$607	$(82)	(14)%	$924	$1,066	$(142)	(13)%
Cost of fuel, energy and capacity	199	291	(92)	(32)	367	517	(150)	(29)
Gross margin	$326	$316	$10	3	$557	$549	$8	1

GWh sold:
Residential	2,415	2,289	126	6%	3,988	3,814	174	5%
Commercial	1,176	1,138	38	3	2,160	2,131	29	1
Industrial	1,972	1,919	53	3	3,623	3,637	(14)	—
Other	47	46	1	2	96	98	(2)	(2)
Total retail	5,610	5,392	218	4	9,867	9,680	187	2
Wholesale	46	174	(128)	(74)	101	188	(87)	(46)
Total GWh sold	5,656	5,566	90	2	9,968	9,868	100	1

Average number of retail customers (in thousands):
Residential	795	781	14	2%	793	779	14	2%
Commercial	105	104	1	1	105	105	—	—
Industrial	2	2	—	—	2	1	1	100
Total	902	887	15	2	900	885	15	2

Average retail revenue per MWh	$91.59	$109.80	$(18.21)	(17)%	$91.52	$107.38	$(15.86)	(15)%

Heating degree days	39	38	1	3%	829	624	205	33%
Cooling degree days	1,315	1,269	46	4%	1,379	1,417	(38)	(3)%

Sources of energy (GWh)(1):
Coal	356	429	(73)	(17)%	541	710	(169)	(24)%
Natural gas	3,801	4,507	(706)	(16)	6,912	8,047	(1,135)	(14)
Renewables	13	—	13	*	21	—	21	*
Total energy generated	4,170	4,936	(766)	(16)	7,474	8,757	(1,283)	(15)
Energy purchased	1,707	1,086	621	57	2,939	1,610	1,329	83
Total	5,877	6,022	(145)	(2)	10,413	10,367	46	—

*     Not meaningful

(1)	GWh amounts are net of energy used by the related generating facilities.

Gross margin increased $10 million, or 3%, for the second quarter of 2016 compared to 2015 due to:

•	$5 million due to higher customer growth,

•	$4 million higher customer usage and

•	$3 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The increase in gross margin was offset by:

•	$1 million in usage patterns for commercial and industrial customers and

•	$1 million in lower transmission demand.

Operating and maintenance increased $3 million, or 3%, for the second quarter of 2016 compared to 2015 due to higher energy efficiency program costs, which are fully recovered in operating revenue, expenses related to uncollectible accounts and higher planned maintenance and other generating costs.

Depreciation and amortization increased $2 million, or 3%, for the second quarter of 2016 compared to 2015 primarily due to higher plant placed in-service.

Other income (expense) is favorable $3 million, or 7%, for the second quarter of 2016 compared to 2015 primarily due to redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in May 2016.

Income tax expense increased $2 million, or 6%, for the second quarter of 2016 compared to 2015. The effective tax rate was 35% for 2016 and 36% for 2015.

Gross margin increased $8 million, or 1%, for the first six months of 2016 compared to 2015 due to:

•	$5 million due to higher customer growth,

•	$4 million higher customer usage and

•	$4 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.
The increase in gross margin was offset by:

•	$3 million in usage patterns for commercial and industrial customers and

•	$2 million in lower transmission demand.

Operating and maintenance increased $24 million, or 14%, for the first six months of 2016 compared to 2015 due to benefits from changes in contingent liabilities in 2015, higher energy efficiency program costs, which are fully recovered in operating revenue, higher planned maintenance and other generating costs and expenses related to uncollectible accounts.

Depreciation and amortization increased $3 million, or 2%, for the first six months of 2016 compared to 2015 primarily due to higher plant placed in-service.

Property and other taxes increased 4 million, or 25%, for the first six months of 2016 compared to 2015 due to a new state commerce tax and increases in property and franchise taxes.

Other income (expense) is unfavorable $1 million, or 1%, for the first six months of 2016 compared to 2015 due to a gain on the sale of an equity investment in 2015 and higher interest on deferred charges, partially offset by the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in May 2016.

Income tax expense decreased $9 million, or 19%, for the first six months of 2016 compared to 2015. The effective tax rate was 36% for 2016 and 2015.

Liquidity and Capital Resources

As of June 30, 2016, Nevada Power's total net liquidity was $512 million consisting of $112 million in cash and cash equivalents and $400 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015 were $244 million and $257 million, respectively. The change was due to decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms and the timing of compensation payments. The decrease was offset by lower payments for fuel costs, settlement payments of contingent liabilities in 2015, higher collections from customers for renewable energy programs and lower interest payments.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2016 and 2015 were $(181) million and $(106) million, respectively. The change was due to increased capital maintenance expenditures and cash received for the sale of securities and an equity investment in 2015.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2016 and 2015 were $(487) million and $(265) million, respectively. The change was primarily due to higher dividends paid to NV Energy, Inc. in 2016, partially offset by lower repayments of long-term debt.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2016, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $553 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of June 30, 2016. In addition, certain financing agreements contain covenants which are currently suspended as Nevada Power's senior secured debt is rated investment grade. However, if Nevada Power's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, Nevada Power would be subject to limitations under these covenants.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2015	2016	2016

Generation development	$18	$1	$78
Distribution	73	58	87
Transmission system investment	—	16	32
Other	34	106	115
Total	$125	$181	$312

In April 2016, Nevada Power executed an agreement to purchase a 504-MW natural gas facility. The sale is subject to certain conditions including federal and state regulatory approval. The transaction is expected to close no later than the first quarter of 2017.

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2016, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2016 and 2015, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of Sierra Pacific's management.

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
August 5, 2016

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$69	$106
Accounts receivable, net	95	124
Inventories	42	39
Other current assets	13	13
Total current assets	219	282

Property, plant and equipment, net	2,791	2,766
Regulatory assets	433	432
Other assets	7	7

Total assets	$3,450	$3,487

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$111	$127
Accrued interest	14	15
Accrued property, income and other taxes	12	13
Regulatory liabilities	98	78
Current portion of long-term debt and financial and capital lease obligations	2	453
Customer deposits	17	17
Other current liabilities	16	11
Total current liabilities	270	714

Long-term debt and financial and capital lease obligations	1,154	749
Regulatory liabilities	229	230
Deferred income taxes	585	570
Other long-term liabilities	149	148
Total liabilities	2,387	2,411

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(48)	(35)
Total shareholder's equity	1,063	1,076

Total liabilities and shareholder's equity	$3,450	$3,487

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Operating revenue:
Electric	$162	$201	$332	$397
Natural Gas	19	26	66	76
Total operating revenue	181	227	398	473

Operating costs and expenses:
Cost of fuel, energy and capacity	65	101	135	198
Natural gas purchased for resale	7	15	37	50
Operating and maintenance	45	40	86	77
Depreciation and amortization	29	28	58	56
Property and other taxes	7	6	13	12
Total operating costs and expenses	153	190	329	393

Operating income	28	37	69	80

Other income (expense):
Interest expense	(14)	(15)	(30)	(30)
Allowance for borrowed funds	1	1	1	1
Allowance for equity funds	—	—	1	1
Other, net	—	1	1	2
Total other income (expense)	(13)	(13)	(27)	(26)

Income before income tax expense	15	24	42	54
Income tax expense	5	8	15	19
Net income	$10	$16	$27	$35

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity

Balance, December 31, 2014	1,000	$—	$1,111	$(111)	$(2)	$998
Net income	—	—	—	35	—	35
Dividends declared	—	—	—	(7)	—	(7)
Balance, June 30, 2015	1,000	$—	$1,111	$(83)	$(2)	$1,026

Balance, December 31, 2015	1,000	$—	$1,111	$(35)	$—	$1,076
Net income	—	—	—	27	—	27
Dividends declared	—	—	—	(40)	—	(40)
Balance, June 30, 2016	1,000	$—	$1,111	$(48)	$—	$1,063

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$27	$35
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	58	56
Allowance for equity funds	(1)	(1)
Deferred income taxes and amortization of investment tax credits	15	19
Changes in regulatory assets and liabilities	(9)	(9)
Deferred energy	44	47
Amortization of deferred energy	(21)	19
Other, net	1	1
Changes in other operating assets and liabilities:
Accounts receivable and other assets	29	7
Inventories	(3)	(2)
Accounts payable and other liabilities	2	24
Net cash flows from operating activities	142	196

Cash flows from investing activities:
Capital expenditures	(92)	(98)
Other, net	—	2
Net cash flows from investing activities	(92)	(96)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of costs	1,095	—
Repayments of long-term debt and financial and capital lease obligations	(1,137)	—
Dividends paid	(40)	(7)
Other, net	(5)	—
Net cash flows from financing activities	(87)	(7)

Net change in cash and cash equivalents	(37)	93
Cash and cash equivalents at beginning of period	106	22
Cash and cash equivalents at end of period	$69	$115

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2016 and for the three- and six-month periods ended June 30, 2016 and 2015. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015. Certain amounts in the prior period Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Sierra Pacific's Item 8 Notes to Consolidated Financial Statements included in BHE's Annual Report on Form 10-K for the year ended December 31, 2015 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2016	2015
Utility plant:
Electric generation	40 - 125 years	$1,137	$1,134
Electric distribution	20 - 70 years	1,407	1,382
Electric transmission	50 - 70 years	761	739
Electric general and intangible plant	5 - 65 years	166	139
Natural gas distribution	40 - 70 years	376	374
Natural gas general and intangible plant	8 - 10 years	15	13
Common general	5 - 65 years	265	265
Utility plant		4,127	4,046
Accumulated depreciation and amortization		(1,403)	(1,368)
Utility plant, net		2,724	2,678
Construction work-in-progress		67	88
Property, plant and equipment, net		$2,791	$2,766

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

In May 2016, Sierra Pacific entered into a Financing Agreement with Washoe County, Nevada (the "Washoe Issuer") whereby the Washoe Issuer loaned to Sierra Pacific the proceeds from the issuance, on behalf of Sierra Pacific, of $30 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016C, due 2036, $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016D, due 2036 and $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016E, due 2036 (collectively the "Series 2016CDE Bonds").
In May 2016, Sierra Pacific entered into a Financing Agreement with the Washoe Issuer whereby the Washoe Issuer loaned to Sierra Pacific the proceeds from the issuance, on behalf of Sierra Pacific, of $59 million of its 1.50% tax-exempt Gas Facilities Refunding Revenue Bonds, Series 2016A, due 2031, $60 million of its 3.00% tax-exempt Gas and Water Facilities Refunding Revenue Bonds, Series 2016B, due 2036, $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036 and $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036 (collectively the "Series 2016ABFG Bonds"). The Series 2016A bonds and Series 2016B bonds are subject to mandatory purchase by Sierra Pacific in June 2019 and June 2022, respectively, at which dates the interest rate mode may be adjusted from time to time. Sierra Pacific purchased the Series 2016F bonds and the Series 2016G bonds on their date of issuance to hold for its own account and potential remarketing to the public at a future date.

In May 2016, Sierra Pacific entered into a Financing Agreement with Humboldt County, Nevada (the "Humboldt Issuer") whereby the Humboldt Issuer loaned to Sierra Pacific the proceeds from the issuance, on behalf of Sierra Pacific, of $20 million of its 1.25% tax-exempt Pollution Control Refunding Revenue Bonds, Series A, due 2029 and $30 million of its variable-rate tax-exempt Pollution Control Refunding Revenue Bonds, Series B, due 2029 (collectively the "Series 2016AB Bonds"). The Series A bonds are subject to mandatory purchase by Sierra Pacific in June 2019 at which date the interest rate mode may be adjusted from time to time. Sierra Pacific purchased the Series B bonds on their date of issuance to hold for its own account and potential remarketing to the public at a future date.

To provide collateral security for its obligations, Sierra Pacific issued its General and Refunding Securities, Series V, No. V-1 in the amount of $80 million, No. V-2 in the amount of $214 million, and V-3 in the amount of $50 million (collectively the "Series V Notes"). The obligation of Sierra Pacific to make any payment of the principal and interest on any Series V Notes is discharged to the extent Sierra Pacific has made payment on the Series 2016CDE Bonds, Series 2016ABFG Bonds and Series 2016AB Bonds, respectively.

The collective proceeds from the tax-exempt bond issuances were used in April and May 2016 to refund at par value, plus accrued interest, the Washoe Issuer's $40 million of Water Facilities Refunding Revenue Bonds Series, 2007A, due 2036, $40 million of Water Facilities Refunding Revenue Bonds, Series 2007B, due 2036, $59 million of Gas Facilities Refunding Revenue Bonds, Series 2006A, due 2031, $85 million of Gas and Water Facilities Refunding Revenue Bonds, Series 2006C, due 2036, and $75 million of Water Facilities Refunding Revenue Bonds, Series 2006B, due 2036, and the Humboldt Issuer's $50 million of Pollution Control Refunding Revenue Bonds, Series 2006, due 2029, each previously issued on behalf of Sierra Pacific. The Series 2006C and 2006 were previously held by Sierra Pacific.

In April 2016, Sierra Pacific issued $400 million of its 2.60% General and Refunding Securities, Series U, due May 2026. The net proceeds were used, together with cash on hand, to pay at maturity the $450 million principal amount of 6.00% General and Refunding Securities, Series M, in May 2016.

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2016	2015
Qualified Pension Plan -
Other long-term liabilities	$(30)	$(29)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(32)	(32)

(7)	Fair Value Measurements

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

	As of June 30, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,257	$1,165	$1,248

(8)	Commitments and Contingencies

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Regulated electric	$162	$201	$332	$397
Regulated gas	19	26	66	76
Total operating revenue	$181	$227	$398	$473

Cost of sales:
Regulated electric	$65	$101	$135	$198
Regulated gas	7	15	37	50
Total cost of sales	$72	$116	$172	$248

Gross margin:
Regulated electric	$97	$100	$197	$199
Regulated gas	12	11	29	26
Total gross margin	$109	$111	$226	$225

Operating and maintenance:
Regulated electric	$40	$36	$76	$69
Regulated gas	5	4	10	8
Total operating and maintenance	$45	$40	$86	$77

Depreciation and amortization:
Regulated electric	$25	$24	$50	$48
Regulated gas	4	4	8	8
Total depreciation and amortization	$29	$28	$58	$56

Operating income:
Regulated electric	$26	$34	$59	$71
Regulated gas	2	3	10	9
Total operating income	$28	$37	$69	$80

Interest expense:
Regulated electric	$13	$14	$27	$28
Regulated gas	1	1	3	2
Total interest expense	$14	$15	$30	$30

	As of
	June 30,	December 31,
	2016	2015
Total assets:
Regulated electric	$3,059	$3,060
Regulated gas	316	316
Regulated common assets(1)	75	111
Total assets	$3,450	$3,487

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Second Quarter and First Six Months of 2016 and 2015

Overview

Net income for the second quarter of 2016 was $10 million, a decrease of $6 million, or 38%, compared to 2015 due to a settlement payment associated with terminated transmission service in 2015, higher compensation costs, lower margins from changes in usage patterns with commercial and industrial customers and expenses related to uncollectible accounts, partially offset by higher natural gas margins from increased customer usage due to the impacts of weather.

Net income for the first six months of 2016 was $27 million, a decrease of $8 million, or 23%, compared to 2015 due to a settlement payment associated with terminated transmission service in 2015, lower margins from changes in usage patterns with commercial and industrial customers, expenses related to uncollectible accounts, higher compensation costs, and higher planned maintenance and other generating costs, partially offset by higher natural gas margins from increased customer usage due to the impacts of weather.

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

Electric Gross Margin

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Gross margin (in millions):
Operating electric revenue	$162	$201	$(39)	(19)%	$332	$397	$(65)	(16)%
Cost of fuel, energy and capacity	65	101	(36)	(36)	135	198	(63)	(32)
Gross margin	$97	$100	$(3)	(3)	$197	$199	$(2)	(1)

GWh sold:
Residential	495	489	6	1%	1,104	1,080	24	2%
Commercial	738	749	(11)	(1)	1,387	1,415	(28)	(2)
Industrial	750	774	(24)	(3)	1,488	1,491	(3)	—
Other	4	4	—	—	8	8	—	—
Total retail	1,987	2,016	(29)	(1)	3,987	3,994	(7)	—
Wholesale	146	163	(17)	(10)	334	345	(11)	(3)
Total GWh sold	2,133	2,179	(46)	(2)	4,321	4,339	(18)	—

Average number of retail customers (in thousands):
Residential	292	288	4	1%	291	288	3	1%
Commercial	46	46	—	—	46	46	—	—
Total	338	334	4	1	337	334	3	1

Average retail revenue per MWh	$75.84	$90.85	$(15.01)	(17)%	$77.09	$91.35	$(14.26)	(16)%

Heating degree days	484	566	(82)	(14)%	2,444	2,234	210	9%
Cooling degree days	292	319	(27)	(8)%	292	319	(27)	(8)%

Sources of energy (GWh)(1):
Coal	85	154	(69)	(45)%	299	494	(195)	(39)%
Natural gas	991	1,116	(125)	(11)	1,980	2,094	(114)	(5)
Total energy generated	1,076	1,270	(194)	(15)	2,279	2,588	(309)	(12)
Energy purchased	1,089	1,113	(24)	(2)	2,233	2,040	193	9
Total	2,165	2,383	(218)	(9)	4,512	4,628	(116)	(3)

(1)    GWh amounts are net of energy used by the related generating facilities.

Natural Gas Gross Margin

	Second Quarter				First Six Months
	2016	2015	Change		2016	2015	Change
Gross margin (in millions):
Operating natural gas revenue	$19	$26	$(7)	(27)%	$66	$76	$(10)	(13)%
Natural gas purchased for resale	7	15	(8)	(53)	37	50	(13)	(26)
Gross margin	$12	$11	$1	9	$29	$26	$3	12

Dth sold:
Residential	1,368	1,309	59	5%	5,231	4,524	707	16%
Commercial	691	650	41	6	2,723	2,265	458	20
Industrial	291	315	(24)	(8)	864	840	24	3
Total retail	2,350	2,274	76	3	8,818	7,629	1,189	16

Average number of retail customers (in thousands)	161	158	3	2%	161	158	3	2%
Average revenue per retail Dth sold	$7.92	$11.16	$(3.24)	(29)%	$7.28	$9.75	$(2.47)	(25)%
Average cost of natural gas per retail Dth sold	$3.54	$6.69	$(3.15)	(47)%	$4.24	$6.54	$(2.30)	(35)%
Heating degree days	484	566	(82)	(14)%	2,444	2,234	210	9%
Electric gross margin decreased $3 million, or 3%, for the second quarter of 2016 compared to 2015 due to:

•	$4 million related to a settlement payment associated with terminated transmission service in 2015 and

•	$1 million in usage patterns for commercial and industrial customers.
The decrease in gross margin was offset by:

•	$1 million higher energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$1 million in rental revenue.

Natural gas gross margin increased $1 million, or 9%, for the second quarter of 2016 compared to 2015 primarily due to higher customer usage, primarily from the impacts of weather.

Operating and maintenance increased $5 million, or 13%, for the second quarter of 2016 compared to 2015 due to higher energy efficiency program costs, which are fully recovered in operating revenue, higher compensation costs and expenses related to uncollectible accounts.

Depreciation and amortization increased $1 million, or 4%, for the second quarter of 2016 compared to 2015 primarily due to higher plant placed in-service.

Income tax expense decreased $3 million, or 38%, for the second quarter of 2016 compared to 2015. The effective tax rate was 33% for 2016 and 2015.

Electric gross margin decreased $2 million, or 1%, for the first six months of 2016 compared to 2015 due to:

•	$4 million related to a settlement payment associated with terminated transmission service in 2015 and

•	$1 million in usage patterns for commercial and industrial customers.
The decrease in gross margin was offset by:

•	$2 million higher energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$1 million in rental revenue.

Natural gas gross margin increased $3 million, or 12%, for the first six months of 2016 compared to 2015 primarily due to higher customer usage, primarily from the impacts of weather.

Operating and maintenance increased $9 million, or 12%, for the first six months of 2016 compared to 2015 due to planned maintenance and other generating costs, higher energy efficiency program costs, which are fully recovered in operating revenue, expenses related to uncollectible accounts, and higher compensation costs.

Depreciation and amortization increased $2 million, or 4%, for the first six months of 2016 compared to 2015 primarily due to higher plant placed in-service.

Income tax expense decreased $4 million, or 21%, for the first six months of 2016 compared to 2015. The effective tax rate was 36% for 2016 and 35% for 2015.

Liquidity and Capital Resources

As of June 30, 2016, Sierra Pacific's total net liquidity was $319 million consisting of $69 million in cash and cash equivalents and $250 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2016 and 2015 were $142 million and $196 million, respectively. The change was due to decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms, increased customer deposits and the timing of compensation payments, partially offset by lower payments for fuel costs.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2016 and 2015 were $(92) million and $(96) million, respectively. The change was primarily due to decreased capital expenditures, partially offset by cash received from the sale of securities in 2015.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2016 and 2015 were $(87) million and $(7) million, respectively. The change was due to refinancing long-term debt and higher dividends paid to NV Energy, Inc. in 2016.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2016, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of June 30, 2016. In addition, certain financing agreements contain covenants which are currently suspended as Sierra Pacific's senior secured debt is rated investment grade. However, if Sierra Pacific's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, Sierra Pacific would be subject to limitations under these covenants.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2015	2016	2016

Distribution	$56	$40	$104
Transmission system investment	1	10	36
Other	41	42	65
Total	$98	$92	$205

Contractual Obligations

As of June 30, 2016, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2015.

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

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2015. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2015. Refer to Note 10 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, Note 6 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q, Note 8 of the Notes to Financial Statements of MidAmerican Energy in Part I, Item 1 of this Form 10-Q and Note 6 of the Notes to Consolidated Financial Statements of Nevada Power in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2016.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

For a description of certain legal proceedings affecting PacifiCorp, refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

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

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 5, 2016	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 5, 2016	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President and Chief Financial Officer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 5, 2016	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President, Chief Financial Officer and Director
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 5, 2016	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President, Chief Financial Officer and Director
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 5, 2016	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President, Chief Financial Officer and Director
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

BERKSHIRE HATHAWAY ENERGY

4.1	£120,000,000 Finance Contract, dated December 2, 2015, by and between Northern Powergrid (Northeast) Ltd and the European Investment Bank.

4.2	Guarantee and Indemnity Agreement, dated December 8, 2015, by and between Northern Powergrid Holdings Company and the European Investment Bank.

4.3	£130,000,000 Finance Contract, dated December 2, 2015, by and between Northern Powergrid (Yorkshire) plc and the European Investment Bank.

4.4	Guarantee and Indemnity Agreement, dated December 8, 2015, by and between Northern Powergrid Holdings Company and the European Investment Bank.

4.5	Deed of Amendment and Consent, dated March 1, 2016, by and between Northern Powergrid Holdings Company, Northern Powergrid (Yorkshire) plc and the European Investment Bank.

10.1
$2,000,000,000 Credit Agreement, dated as of June 30, 2016, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

10.2
Amended and Restated £150,000,000 Facility Agreement, dated April 30, 2015, among Northern Powergrid Holdings Company, as Borrower, and Abbey National Treasury Services plc, Lloyds Bank plc and The Royal Bank of Scotland plc, as Original Lenders.

10.3
Amended and Restated Credit Agreement, dated as of July 30, 2015, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders.

10.4
First Amending Agreement to Amended and Restated Credit Agreement, dated as of November 20, 2015, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders.

10.5
Second Amending Agreement to Amended and Restated Credit Agreement, dated as of December 14, 2015, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders.

10.6
Third Amending Agreement to Amended and Restated Credit Agreement, dated as of July 8, 2016, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders.

10.7
Third Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.8
Fourth Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

10.9
$400,000,000 Credit Agreement, dated as of June 30, 2016, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

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

Exhibit No.    Description

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.6
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 2.60% General and Refunding Mortgage Notes, Series U, due 2026 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated April 15, 2016).

4.7
Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $80,000,000 Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016C, 2016D and 2016E (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

4.8
Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $213,930,000 Gas Facilities Refunding Revenue Bonds, Gas and Water Facilities Refunding Revenue Bonds and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Projects) Series 2016A, 2016B, 2016F and 2016G (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

4.9
Financing Agreement dated May 1, 2016 between Humboldt County, Nevada and Sierra Pacific Power Company (relating to Humboldt County, Nevada's $49,750,000 Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016A and 2016B (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

4.10
Officer’s Certificate establishing the terms of Sierra Pacific Power Company’s General and Refunding Mortgage Notes, Series V (Nos. V-1, V-2 and V-3) (incorporated by reference to Exhibit 4.4 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.