Form 10-K
period 2016-12-31
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO; PACIFICORP /OR/
filed 2017-02-27
CIK 1081316, 90144, 71180, 1098296, 928576, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission	Exact name of registrant as specified in its charter;	IRS Employer
File Number	State or other jurisdiction of incorporation or organization	Identification No.
001-14881	BERKSHIRE HATHAWAY ENERGY COMPANY	94-2213782
(An Iowa Corporation)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

001-05152	PACIFICORP	93-0246090
(An Oregon Corporation)
825 N.E. Multnomah Street
Portland, Oregon 97232
888-221-7070

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue, Suite 500
Des Moines, Iowa 50309-2580
515-242-4300

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
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

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of February 17, 2017, 77,356,144 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of February 17, 2017, 357,060,915 shares of common stock, no par value, were outstanding.

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of February 17, 2017.

All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 17, 2017, 70,980,203 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of February 17, 2017, 1,000 shares of common stock, $1.00 stated value, were outstanding.

All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of February 17, 2017, 1,000 shares of common stock, $3.75 par value, were outstanding.

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

Entity Definitions
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy, PacifiCorp, MidAmerican Energy, MidAmerican Funding, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Energy, MidAmerican Funding, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables, LLC	BHE Renewables, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
ETT	Electric Transmission Texas, LLC
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company, Kern River Gas Transmission Company and AltaLink, L.P.
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Northern Powergrid Distribution Companies	Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc
Berkshire Hathaway	Berkshire Hathaway Inc.
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	290-megawatt solar project in Arizona
Bishop Hill II	Bishop Hill Energy II LLC
Bishop Hill Project	81-megawatt wind-powered generating facility in Illinois
Pinyon Pines I	Pinyon Pines Wind I, LLC

Pinyon Pines II	Pinyon Pines Wind II, LLC
Pinyon Pines Projects	168-megawatt and 132-megawatt wind-powered generating facilities in California
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 586-megawatt solar project in California
Solar Star I	Solar Star California XIX, LLC
Solar Star II	Solar Star California XX, LLC

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
Bcf	Billion cubic feet
BTER	Base Tariff Energy Rates
California ISO	California Independent System Operator Corporation
CPUC	California Public Utilities Commission
DEAA	Deferred Energy Accounting Adjustment
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherms
DSM	Demand-side Management
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hours
ICC	Illinois Commerce Commission
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt Hours
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OCA	Iowa Office of Consumer Advocate

OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTAM	Post Test-year Adjustment Mechanism
PUCN	Public Utilities Commission of Nevada
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the relevant Registrant's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of each Registrant and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including income tax reform, initiatives regarding deregulation and restructuring of the utility industry, and reliability and safety standards, affecting the respective Registrant's operations or related industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce facility output, accelerate facility retirements or delay facility construction or acquisition;

•
the outcome of regulatory rate reviews and other proceedings conducted by regulatory agencies or other governmental and legal bodies and the respective Registrant's ability to recover costs through rates in a timely manner;

•
changes in economic, industry, competition or weather conditions, as well as demographic trends, new technologies and various conservation, energy efficiency and private generation measures and programs, that could affect customer growth and usage, electricity and natural gas supply or the respective Registrant's ability to obtain long-term contracts with customers and suppliers;

•
performance, availability and ongoing operation of the respective Registrant's facilities, including facilities not operated by the Registrants, due to the impacts of market conditions, outages and repairs, transmission constraints, weather, including wind, solar and hydroelectric conditions, and operating conditions;

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the control of each respective Registrant or by a breakdown or failure of the Registrants' operating assets, including storms, floods, fires, earthquakes, explosions, landslides, mining accidents, litigation, wars, terrorism, embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;

•
a high degree of variance between actual and forecasted load or generation that could impact a Registrant's hedging strategy and the cost of balancing its generation resources with its retail load obligations;

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

•	the financial condition and creditworthiness of the respective Registrant's significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for the Registrants' credit facilities;

•	changes in the respective Registrant's credit ratings;

•	risks relating to nuclear generation, including unique operational, closure and decommissioning risks;

•	hydroelectric conditions and the cost, feasibility and eventual outcome of hydroelectric relicensing proceedings;

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

v

•	changes in the residential real estate brokerage and mortgage industries and regulations that could affect brokerage and mortgage transactions;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future facilities and infrastructure additions;

•	the availability and price of natural gas in applicable geographic regions and demand for natural gas supply;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the consolidated financial results of the respective Registrants;

•	the ability to successfully integrate future acquired operations into a Registrant's business; and

•	other business or investment considerations that may be disclosed from time to time in the Registrants' filings with the SEC or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Registrants are described in the Registrants' filings with the SEC, including Item 1A and other discussions contained in this Form 10-K. Each Registrant undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.    Business

GENERAL

BHE is a holding company that owns subsidiaries principally engaged in energy businesses and is a consolidated subsidiary of Berkshire Hathaway. As of February 17, 2017, Berkshire Hathaway, Mr. Walter Scott, Jr., a member of BHE's Board of Directors (along with family members and related entities) and Mr. Gregory E. Abel, BHE's Chairman, President and Chief Executive Officer, owned 90.0%, 9.0% and 1.0%, respectively, of BHE's voting common stock.

Berkshire Hathaway Energy's operations are organized and managed as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business selling power generated primarily from solar, wind, geothermal and hydroelectric sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

BHE owns a highly diversified portfolio of primarily regulated businesses that generate, transmit, store, distribute and supply energy and serve customers across geographically diverse service territories in the Western and Midwestern United States, in Great Britain and Canada.

•	90% of Berkshire Hathaway Energy's consolidated operating income during 2016 was generated from rate-regulated businesses.

•
The Utilities serve 4.7 million electric and natural gas customers in 11 states in the United States, Northern Powergrid serves 3.9 million end-users in northern England and ALP serves approximately 85% of Alberta, Canada's population.

•	As of December 31, 2016, Berkshire Hathaway Energy owned approximately 31,600 MW of generation capacity in operation and under construction:

◦	Approximately 27,600 MW of generation capacity is owned by its regulated electric utility businesses;

◦	Approximately 4,000 MW of generation capacity is owned by its nonregulated subsidiaries, the majority of which provides power to utilities under long-term contracts; and

◦	Berkshire Hathaway Energy's generation capacity in operation and under construction consists of 33% natural gas, 30% wind and solar, 30% coal, 4% hydroelectric and 3% nuclear and other.

◦	As of December 31, 2016, Berkshire Hathaway Energy has invested $19 billion in solar, wind, geothermal and biomass generation facilities.

•	Berkshire Hathaway Energy owns approximately 32,900 miles of transmission lines and owns a 50% interest in ETT that has approximately 1,200 miles of transmission lines.

•
The BHE Pipeline Group owns approximately 16,400 miles of pipeline with a design capacity of approximately 7.9 Bcf of natural gas per day and transported approximately 8% of the total natural gas consumed in the United States during 2016.

•
HomeServices closed over $86.5 billion of home sales in 2016, up 11.0% from 2015, and continued to grow its brokerage, mortgage and franchise businesses. HomeServices' franchise business operates in 47 states with over 375 franchisees throughout the country.

As of December 31, 2016, Berkshire Hathaway Energy had approximately 21,000 employees, of which approximately 8,400 are covered by union contracts. The majority of the union employees are employed by the Utilities and are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the United Utility Workers Association and the International Brotherhood of Boilermakers. These collective bargaining agreements have expiration dates ranging through August 2024. HomeServices currently has over 29,000 agents who are independent contractors and not employees.

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

PACIFICORP

General

PacifiCorp, an indirect wholly owned subsidiary of BHE, is a United States regulated electric utility company headquartered in Oregon that serves 1.8 million retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp is principally engaged in the business of generating, transmitting, distributing and selling electricity. PacifiCorp's combined service territory covers approximately 143,000 square miles and includes diverse regional economies across six states. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, mining or extraction of natural resources, agriculture, technology, recreation and government. In the western portion of the service territory, consisting of Oregon, southern Washington and northern California, the principal industries are agriculture, manufacturing, forest products, food processing, technology, government and primary metals. In addition to retail sales, PacifiCorp buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize the economic benefits of electricity generation, retail customer loads and existing wholesale transactions. Certain PacifiCorp subsidiaries support its electric utility operations by providing coal mining services.

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of the franchise agreements is approximately 25 years, although their terms range from five years to indefinite. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow PacifiCorp an opportunity to recover its costs of providing services and to earn a reasonable return on its investments.

PacifiCorp's principal executive offices are located at 825 N.E. Multnomah Street, Portland, Oregon 97232, and its telephone number is (888) 221-7070. PacifiCorp was initially incorporated in 1910 under the laws of the state of Maine under the name Pacific Power & Light Company. In 1984, Pacific Power & Light Company changed its name to PacifiCorp. In 1989, it merged with Utah Power and Light Company, a Utah corporation, in a transaction wherein both corporations merged into a newly formed Oregon corporation. The resulting Oregon corporation was re-named PacifiCorp, which is the operating entity today. PacifiCorp delivers electricity to customers in Utah, Wyoming and Idaho under the trade name Rocky Mountain Power and to customers in Oregon, Washington and California under the trade name Pacific Power.

BHE controls substantially all of PacifiCorp's voting securities, which include both common and preferred stock.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to PacifiCorp's retail customers by jurisdiction for the years ended December 31 were as follows:

	2016		2015		2014

Utah	24,020	44%	24,158	44%	24,105	44%
Oregon	12,869	24	12,863	24	12,959	24
Wyoming	9,189	17	9,330	17	9,568	17
Washington	3,982	7	4,108	8	4,118	8
Idaho	3,510	7	3,443	6	3,495	6
California	748	1	739	1	754	1
	54,318	100%	54,641	100%	54,999	100%

Electricity sold to PacifiCorp's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2016			2015			2014
GWh sold:
Residential	16,058		26%	15,566		25%	15,568		24%
Commercial	16,857		28	17,262		27	17,073		26
Industrial and irrigation	20,924		34	21,403		34	21,934		34
Other	479		1	410		—	424		—
Total retail	54,318		89	54,641		86	54,999		84
Wholesale	6,641		11	8,889		14	10,270		16
Total GWh sold	60,959		100%	63,530		100%	65,269		100%

Average number of retail customers (in thousands):
Residential	1,599		87%	1,574		87%	1,546		87%
Commercial	205		11	202		11	200		11
Industrial and irrigation	33		2	33		2	33		2
Other	4		—	4		—	4		—
Total	1,841		100%	1,813		100%	1,783		100%

Retail customers:
Average usage per customer (kilowatt hours)	29,505			30,139			30,846
Average revenue per customer	$2,642			$2,652			$2,645
Revenue per kilowatt hour	9.0	¢		8.8	¢		8.6	¢

Changes in economic and weather conditions, as well as various conservation, energy efficiency and customer self-generation measures and programs, impact PacifiCorp's customer usage.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, occurs in the summer when air conditioning and irrigation systems are heavily used. The winter also experiences a peak demand due to heating requirements. During 2016, PacifiCorp's peak demand was 10,139 MW in the summer and 8,708 MW in the winter.

Generating Facilities and Fuel Supply

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2016:

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

(2)
As required by current state permits, PacifiCorp currently plans to remove Naughton Unit No. 3 (280 MW) from coal-fueled service by year-end 2017. However, a request has been submitted to and is being considered by the state of Wyoming that would allow the unit to operate as a coal-fueled unit until no later than January 30, 2019, and then either close or be converted to natural gas. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.

(3)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2016	2015	2014

Coal	56%	61%	60%
Natural gas	15	14	16
Hydroelectric(1)	6	4	5
Wind and other(1)	5	4	5
Total energy generated	82	83	86
Energy purchased - short-term contracts and other	10	9	6
Energy purchased - long-term contracts (renewable)(1)	8	5	5
Energy purchased - long-term contracts (non-renewable)	—	3	3
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities and purchases may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of RECs or other environmental commodities, or (c) excluded from energy purchased.

PacifiCorp is required to have resources available to continuously meet its customer needs and reliably operate its electric system. The percentage of PacifiCorp's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and wholesale market prices of electricity. PacifiCorp evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities. When factors for one energy source are less favorable, PacifiCorp places more reliance on other energy sources. For example, PacifiCorp can generate more electricity using its low cost hydroelectric and wind-powered generating facilities when factors associated with these facilities are favorable. In addition to meeting its customers' energy needs, PacifiCorp is required to maintain operating reserves on its system to mitigate the impacts of unplanned outages or other disruption in supply, and to meet intra-hour changes in load and resource balance. This operating reserve requirement is dispersed across PacifiCorp's generation portfolio on a least-cost basis based on the operating characteristics of the portfolio. Operating reserves may be held on hydroelectric, coal-fueled or natural gas-fueled resources. PacifiCorp manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives and may include forwards, options, swaps and other agreements. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of energy cost recovery by jurisdiction and to PacifiCorp's Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

Coal

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and operates the Bridger surface and Bridger underground coal mines. In 2015, PacifiCorp idled the Deer Creek underground coal mine that historically served the Huntington, Hunter and Carbon Unit Nos. 1 and 2 ("Carbon Facility") generating facilities and commenced reclamation activities. These mines supplied 15%, 18% and 27% of PacifiCorp's total coal requirements during the years ended December 31, 2016, 2015 and 2014, respectively. The remaining coal requirements are acquired through long and short-term third-party contracts. PacifiCorp also operates the Wyodak Coal Crushing Facility.

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

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. PacifiCorp's recoverable coal reserves of operating mines as of December 31, 2016, based on recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	31	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	8	(1)
Trapper	Craig, CO	Craig	Surface	5	(2)
				44

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

Recoverability by surface mining methods typically ranges from 90% to 95%. Recoverability by underground mining techniques ranges from 50% to 70%. To meet applicable standards, PacifiCorp blends coal mined at its owned mines with contracted coal and utilizes emissions reduction technologies for controlling sulfur dioxide and other emissions. For fuel needs at PacifiCorp's coal-fueled generating facilities in excess of coal reserves available, PacifiCorp believes it will be able to purchase coal under both long and short-term contracts to supply its generating facilities over their currently expected remaining useful lives.

Natural Gas

PacifiCorp uses natural gas as fuel for its combined and simple-cycle natural gas-fueled generating facilities and for the Gadsby Steam generating facility. Oil and natural gas are also used for igniter fuel and standby purposes. These sources are presently in adequate supply and available to meet PacifiCorp's needs.

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

PacifiCorp operates the majority of its hydroelectric generating portfolio under long-term licenses. The FERC regulates 99% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years. The licenses for major hydroelectric generating facilities expire at various dates through May 2058. A portion of this portfolio is licensed under the Oregon Hydroelectric Act. For discussion of PacifiCorp's hydroelectric relicensing activities, including updated information regarding the Klamath River hydroelectric system, refer to Note 16 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

Wind and Other Renewable Resources

PacifiCorp has pursued renewable resources as a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Renewable resources have low to no emissions and require little or no fossil fuel. PacifiCorp's wind-powered generating facilities, including those facilities where a significant portion of the equipment will be replaced, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in-service. Production tax credits for PacifiCorp's currently eligible wind-powered generating facilities began expiring in 2016, with final expiration in 2020.

Wholesale Activities

PacifiCorp purchases and sells electricity in the wholesale markets as needed to balance its generation with its retail load obligations. PacifiCorp may also purchase electricity in the wholesale markets when it is more economical than generating electricity from its own facilities and may sell surplus electricity in the wholesale markets when it can do so economically. When prudent, PacifiCorp enters into financial swap contracts and forward electricity sales and purchases for physical delivery at fixed prices to reduce its exposure to electricity price volatility.

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

PacifiCorp's transmission system is part of the Western Interconnection, which includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements. PacifiCorp's transmission and distribution systems included approximately 16,500 miles of transmission lines in nine states, 63,000 miles of distribution lines and 900 substations as of December 31, 2016.

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

PacifiCorp and the California ISO implemented an EIM in November 2014. The EIM expands the real-time component of the California ISO's market technology to optimize and balance electricity supply and demand every five minutes across the entire PacifiCorp and California ISO EIM footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. EIM market participants submit bids to the California ISO market operator before each hour for each generating resource they choose to be dispatched by the market. Each bid is comprised of a dispatchable operating range, ramp rate and prices across the operating range. The California ISO market operator uses sophisticated technology to select the least-cost resources to meet demand and send simultaneous dispatch signals to every participating generator across the EIM footprint every five minutes. In addition to generation resource bids, the California ISO market operator also receives continuous real-time updates of the transmission grid network, meteorological and load forecast information that it uses to optimize dispatch instructions. Outside the EIM footprint, utilities in the Western United States do not utilize comparable technology and are largely limited to transactions within the borders of their balancing authority area to balance supply and demand intra-hour using a combination of manual and automated dispatch. The EIM delivers customer benefits by leveraging automation and resource diversity to result in more efficient dispatch, more effective integration of renewables and improved situational awareness. Benefits to customers have increased since NV Energy, Puget Sound Energy and Arizona Public Service joined the EIM in 2015 and 2016, and benefits are expected to increase further with renewable resource expansion and as more entities join the EIM bringing incremental diversity.

PacifiCorp and the California ISO are exploring the feasibility, costs and benefits of PacifiCorp joining a regional Independent System Operator ("ISO") as a participating transmission owner if the California ISO becomes a regional ISO by modifying its governance structure and expanding its balancing authority area. California Senate Bill No. 350, which was passed in October 2015, authorizes the California legislature to consider making changes to current laws that would create an independent governance structure for a regional ISO during the 2017 legislative session. If PacifiCorp decides to become a participating transmission owner in the regional ISO, it will seek necessary regulatory approvals, including from its state regulatory commissions and the FERC. Joining the regional ISO would extend PacifiCorp's current participation in the real-time market through the EIM to participation in the day-ahead energy market operated by the California ISO, in addition to unified planning and operation of PacifiCorp's transmission network.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 135-mile, 345-kV Populus to Terminal transmission line between the Terminal substation near the Salt Lake City Airport and the Populus substation in Downey, Idaho placed in-service in 2010; (b) the 100-mile, 345/50-kV Mona to Oquirrh transmission line between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley placed in-service in 2013; (c) the 170-mile, 345-kV transmission line between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah placed in-service in May 2015; and (d) other segments that are expected to be placed in-service in future years, depending on load growth, siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2016, $1.9 billion had been spent and $1.6 billion, including AFUDC, had been placed in-service.

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

In March 2015, PacifiCorp filed its 2015 IRP with the state commissions. In 2015, the WPSC accepted the 2015 IRP into its files and the UPSC, IPUC and WUTC acknowledged the 2015 IRP. In February 2016, the OPUC acknowledged the 2015 IRP with one exception. In March 2016, PacifiCorp filed its update to the 2015 IRP with the state commissions. PacifiCorp is currently developing its 2017 IRP that is expected to be filed in March 2017.

Requests for Proposals

PacifiCorp issues individual Request for Proposals ("RFP"), each of which typically focuses on a specific category of generation resources consistent with the IRP or other customer-driven demands. The IRP and the RFPs provide for the identification and staged procurement of resources to meet load or renewable portfolio standard requirements. Depending upon the specific RFP, applicable laws and regulations may require PacifiCorp to file draft RFPs with the UPSC, the OPUC and the WUTC. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

PacifiCorp issued renewable resource and renewable energy credit RFPs to the market on April 11, 2016. The RFPs were issued to seek cost-effective renewable resources and RECs that can take full advantage of federal income tax incentives and that can be used to meet renewable portfolio standard requirements in Oregon, Washington, and California. PacifiCorp executed REC purchase agreements from one wind project offering prior-year vintage RECs and from six solar projects offering RECs that will be generated over the period 2016 through 2036. The solar projects are located in Oregon and Utah and have an aggregate capacity of 169 MW.

Utah Subscriber Solar Program

In October 2015, the UPSC approved the Utah Subscriber Solar Program that allows Utah customers to meet a portion or all of their energy requirements from Utah-based solar photovoltaic resources. The program is an alternative for customers who are unable or do not want to install solar. Residential and small commercial participants will be able to subscribe in 200 kilowatt-hour blocks up to their total annual usage. Large commercial and industrial participants will be able to subscribe in 1 kilowatt blocks up to their total annual usage. As part of the program, PacifiCorp issued a 2015 Solar RFP to seek solar photovoltaic resources up to 20 MW sited in Utah. The contract for the solar resource was executed in January 2016 and the plant officially started generating service for the Subscriber Solar Program on December 30, 2016. Enrollment began May 2016 for commercial customers and June 2016 for residential customers, and was sold out within 26 weeks.
Demand-side Management

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for energy project management, efficient building operations and efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through rates. During 2016, PacifiCorp spent $142 million on these DSM programs, resulting in an estimated 685,109 MWh of first-year energy savings and an estimated 290 MW of peak load management. In March 2016, the Utah Legislature approved Senate Bill 115, "Sustainable Transportation and Energy Plan Act" that will enable PacifiCorp to amortize DSM program costs over a 10 year period beginning in 2017. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MW of load reduction when needed, depending on the customers' actual loads. Recovery of the costs associated with the large industrial load management program are captured in the retail special contract agreements with those customers approved by their respective state commissions or through PacifiCorp's general rate case process.

Employees

As of December 31, 2016, PacifiCorp had approximately 5,600 employees, of which approximately 3,300 were covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the International Brotherhood of Boilermakers.

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

MidAmerican Energy

General

MidAmerican Energy, an indirect wholly owned subsidiary of BHE, is a United States regulated electric and natural gas utility company that serves 0.8 million regulated retail electric customers in portions of Iowa, Illinois and South Dakota and 0.7 million regulated retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy's service territory covers approximately 11,000 square miles. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island and Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. Principal industries served by MidAmerican Energy include processing and sales of food products; manufacturing, processing and fabrication of primary metals; farm and other non-electrical machinery; real estate; electronic data storage; cement and gypsum products; financial services; and government. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity principally to markets operated by RTOs and natural gas to other utilities and market participants on a wholesale basis. MidAmerican Energy is a transmission-owning member of the MISO and participates in its energy, capacity and ancillary services markets.

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

Prior to 2016, MidAmerican Energy also had nonregulated business activities consisting predominantly of competitive electricity and natural gas. On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to MidAmerican Energy Services, LLC, a subsidiary of BHE.

MidAmerican Energy had total assets of $15.5 billion as of December 31, 2016, and total operating revenue of $2.6 billion for 2016. Financial information on MidAmerican Energy's segments of business is disclosed in MidAmerican Energy's Note 20 of Notes to Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue and net income derived from the following business activities for the years ended December 31 were as follows:

	2016	2015	2014
Operating revenue:
Regulated electric	76%	74%	65%
Regulated gas	24	26	35
	100%	100%	100%

Operating income:
Regulated electric	88%	86%	81%
Regulated gas	12	14	19
	100%	100%	100%

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2016		2015		2014

Iowa	21,766	91%	20,922	90%	20,585	90%
Illinois	1,940	8	1,903	9	1,975	9
South Dakota	218	1	217	1	217	1
	23,924	100%	23,042	100%	22,777	100%

Electricity sold to MidAmerican Energy's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2016		2015		2014
GWh sold:
Residential	6,408	20%	6,166	19%	6,429	20%
Commercial	3,812	12	3,806	12	4,084	12
Industrial	12,115	37	11,487	36	10,642	33
Other	1,589	5	1,583	5	1,622	5
Total retail	23,924	74	23,042	72	22,777	70
Wholesale	8,489	26	8,741	28	9,716	30
Total GWh sold	32,413	100%	31,783	100%	32,493	100%

Average number of retail customers (in thousands):
Residential	653	86%	646	86%	643	86%
Commercial	91	12	90	12	87	12
Industrial	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	760	100%	752	100%	746	100%

In addition to the variations in weather from year to year, fluctuations in economic conditions within MidAmerican Energy's service territory and elsewhere can impact customer usage, particularly for industrial customers. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

There are seasonal variations in MidAmerican Energy's electricity sales that are principally related to weather and the related use of electricity for air conditioning. Additionally, electricity sales are priced higher in the summer months compared to the remaining months of the year. As a result, 40% to 50% of MidAmerican Energy's regulated electric revenue is reported in the months of June, July, August and September.

A degree of concentration of sales exists with certain large electric retail customers. Sales to the ten largest customers, from a variety of industries, comprised 16%, 15% and 14% of total retail electric sales in 2016, 2015 and 2014, respectively.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 21, 2016, retail customer usage of electricity caused an hourly peak demand of 4,698 MW on MidAmerican Energy's electric distribution system, which is 54 MW less than the record hourly peak demand of 4,752 MW set July 19, 2011.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2016:

			Year	Facility Net	Net Owned
Generating Facility	Location	Energy Source	Installed	Capacity (MW)(1)	Capacity (MW)(1)
WIND:
Adair	Adair, IA	Wind	2008	175	175
Adams	Lennox, IA	Wind	2015	150	150
Carroll	Carroll, IA	Wind	2008	150	150
Century	Blairsburg, IA	Wind	2005-2008	200	200
Charles City	Charles City, IA	Wind	2008	75	75
Eclipse	Adair, IA	Wind	2012	200	200
Highland	Primghar, IA	Wind	2015	475	475
Ida Grove	Ida Grove, IA	Wind	2016	300	300
Intrepid	Schaller, IA	Wind	2004-2005	176	176
Laurel	Laurel, IA	Wind	2011	120	120
Lundgren	Otho, IA	Wind	2014	250	250
Macksburg	Macksburg, IA	Wind	2014	119	119
Morning Light	Adair, IA	Wind	2012	100	100
O'Brien	Primghar, IA	Wind	2016	250	250
Pomeroy	Pomeroy, IA	Wind	2007-2011	286	286
Rolling Hills	Massena, IA	Wind	2011	443	443
Victory	Westside, IA	Wind	2006	99	99
Vienna	Gladbrook, IA	Wind	2012-2013	150	150
Walnut	Walnut, IA	Wind	2008	150	150
Wellsburg	Wellsburg, IA	Wind	2014	139	139
				4,007	4,007
COAL:
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	518	373
George Neal Unit No. 4	Salix, IA	Coal	1979	660	268
Louisa	Muscatine, IA	Coal	1983	740	651
Ottumwa	Ottumwa, IA	Coal	1981	730	380
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	702	555
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	806	481
				4,156	2,708
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-2004	481	481
Coralville	Coralville, IA	Gas	1970	63	63
Electrifarm	Waterloo, IA	Gas or Oil	1975-1978	182	182
Moline	Moline, IL	Gas	1970	61	61
Parr	Charles City, IA	Gas	1969	33	33
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-1994	160	160
River Hills	Des Moines, IA	Gas	1966-1967	115	115
Riverside Unit No. 5	Bettendorf, IA	Gas	1961	123	123
Sycamore	Johnston, IA	Gas or Oil	1974	148	148
28 portable power modules	Various	Oil	2000	56	56
				1,422	1,422
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,824	456

HYDROELECTRIC:
Moline Unit Nos. 1-4(2)	Moline, IL	Hydroelectric	1941	2	2

Total Available Generating Capacity				11,411	8,595

PROJECTS UNDER CONSTRUCTION
Various wind projects				2,000	2,000
				13,411	10,595

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

(2)	Three of the Moline hydroelectric units were out of service and not accredited by the MISO in 2016.
The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2016	2015	2014

Coal	39%	48%	55%
Nuclear	12	12	12
Natural gas	2	1	—
Wind and other(1)	35	29	24
Total energy generated	88	90	91
Energy purchased - short-term contracts and other	10	8	7
Energy purchased - long-term contracts (renewable)(1)	1	1	1
Energy purchased - long-term contracts (non-renewable)	1	1	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities and purchases may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of renewable energy credits or other environmental commodities, or (c) excluded from energy purchased.

MidAmerican Energy is required to have resources available to continuously meet its customer needs. The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and market prices of electricity. When factors for one energy source are less favorable, MidAmerican Energy places more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of energy cost recovery by jurisdiction.

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2019. MidAmerican Energy believes supplies from these sources are presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has substantially all of its expected 2017 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

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

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), a subsidiary of Exelon Corporation, is the 75% joint owner and the operator of Quad Cities Station. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2021 and partial requirements through 2022; uranium conversion requirements through 2021 and partial requirements through 2025; enrichment requirements through 2020 and partial requirements through 2025; and fuel fabrication requirements through 2022. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in service at December 31, 2016, are authorized to earn a fixed rate of return on equity over their useful lives ranging from 11.35% to 12.2% in any future Iowa rate proceeding. MidAmerican Energy's wind-powered generating facilities, including those facilities where a significant portion of the equipment will be replaced, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in service. Production tax credits for MidAmerican Energy's wind-powered generating facilities currently in service, began expiring in 2014, with final expiration in 2026.

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

MidAmerican Energy's total net generating capability accredited by the MISO for the summer of 2016 was 5,066 MW compared to a 2016 summer peak demand of 4,698 MW. Accredited net generating capability represents the amount of generation available to meet the requirements of MidAmerican Energy's retail customers and consists of MidAmerican Energy-owned generation, certain customer "behind the meter" generators and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. MidAmerican Energy's accredited capability currently exceeds the MISO's minimum requirements.

Transmission and Distribution

MidAmerican Energy's transmission and distribution systems included 3,900 miles of transmission lines in four states, 37,000 miles of distribution lines and 380 substations as of December 31, 2016. Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO energy and ancillary services markets as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved open access transmission tariff ("OATT"), the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO tariff.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas to MidAmerican Energy's service territory and for storage and balancing services. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for end-use customers who have independently secured their supply of natural gas. During 2016, 53% of the total natural gas delivered through MidAmerican Energy's distribution system was associated with transportation service.

Natural gas property consists primarily of natural gas mains and services lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of MidAmerican Energy included 23,300 miles of natural gas main and service lines as of December 31, 2016.

Customers

The percentages of natural gas sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2016	2015	2014

Iowa	76%	76%	77%
South Dakota	13	13	12
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to MidAmerican Energy's retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2016	2015	2014

Residential	41%	42%	49%
Commercial(1)	21	21	24
Industrial(1)	4	5	5
Total retail	66	68	78
Wholesale(2)	34	32	22
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	113,294	110,105	115,209
Total Dth of transportation service (in thousands)	83,610	80,001	82,314
Total average number of retail customers (in thousands)	742	733	726

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

On January 6, 2014, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,281,767 Dth. This peak-day delivery consisted of 69% traditional retail sales service and 31% transportation service. MidAmerican Energy's 2016/2017 winter heating season peak-day delivery as of February 3, 2017, was 1,096,801 Dth reached on January 5, 2017. This preliminary peak-day delivery included 66% traditional retail sales service and 34% transportation service.

Fuel Supply and Capacity

MidAmerican Energy uses several strategies designed to maintain a reliable natural gas supply and reduce the impact of volatility in natural gas prices on its regulated retail natural gas customers. These strategies include the purchase of a geographically diverse supply portfolio from producers and third party energy marketing companies, the use of leased storage and LNG peaking facilities, and the use of financial derivatives to fix the price on a portion of the anticipated natural gas requirements of MidAmerican Energy's customers. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of the purchased gas adjustment clauses ("PGA").

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

MidAmerican Energy utilizes natural gas storage leased from the interstate pipelines to meet retail customer requirements, manage fluctuations in demand due to changes in weather and other usage factors and manage variation in seasonal natural gas pricing. MidAmerican Energy typically withdraws natural gas from storage during the heating season when customer demand is historically at its peak and injects natural gas into storage during off-peak months when customer demand is historically lower than during the heating season. MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands during the winter heating season. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver a significant portion of MidAmerican Energy's anticipated retail sales requirements on a peak winter day. For MidAmerican Energy's 2016/2017 winter heating season preliminary peak-day of January 5, 2017, supply sources used to meet deliveries to traditional retail sales service customers included 74% from purchases from interstate pipelines, 24% from leased storage and 2% from MidAmerican Energy's LNG facilities.

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

In 1995, the SDPUC gave initial approval of MidAmerican Energy's Incentive Gas Supply Procurement Plan, which seeks to establish a market-based reference price for key components of MidAmerican Energy's natural gas supply costs. In December 2016, the SDPUC extended the program through October 31, 2019. Under the program, as amended, MidAmerican Energy is required to file with the SDPUC annually a comparison of its actual natural gas procurement costs to the reference price. If MidAmerican Energy's actual natural gas supply costs for the applicable period were less or greater than an established tolerance band around the reference price, then MidAmerican Energy shares a portion of the savings or costs with customers. A similar program was also in effect in Iowa from 1995 through October 31, 2016. Since the implementation of these programs, MidAmerican Energy has successfully achieved savings relative to the applicable reference prices and shared such savings with its regulated retail natural gas customers. MidAmerican Energy's portion of shared savings is reflected in other revenues.

MidAmerican Energy is not aware of any factors that would cause material difficulties in meeting its anticipated retail customer demand for the foreseeable future.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions since 2008. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. In 2016, $122 million was expensed for MidAmerican Energy's DSM programs, which resulted in estimated first-year energy savings of 333,000 MWh of electricity and 845,000 Dth of natural gas and an estimated peak load reduction of 414 MW of electricity and 10,130 Dth per day of natural gas.

Employees

As of December 31, 2016, MidAmerican Funding and its subsidiaries had approximately 3,300 employees. As of December 31, 2016, MidAmerican Energy had approximately 3,300 employees, of which approximately 1,400 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2022.

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

The Nevada Utilities are principally engaged in the business of generating, transmitting, distributing and selling electricity and, in the case of Sierra Pacific, in distributing, selling and transporting natural gas. Nevada Power and Sierra Pacific have electric service territories covering approximately 4,500 square miles and 41,200 square miles, respectively. Sierra Pacific has a natural gas service territory in an area of about 900 square miles in Reno and Sparks. Natural gas property consists primarily of natural gas mains and service lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of Sierra Pacific included 3,300 miles of natural gas mains and service lines as of December 31, 2016.

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

Regulated Operations

The Nevada Utilities deliver electricity and, in the case of Sierra Pacific, natural gas to customers in Nevada. The Nevada Utilities own facilities or have power purchase contracts for coal, natural gas, water, wind, solar, geothermal, biomass and waste heat resources to provide electricity. This electricity, together with electricity purchased on the wholesale market, is then transmitted via a grid of transmission lines, which are part of the Western Interconnection, a regional grid in the United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The electricity is then transformed to lower voltages and delivered to customers through the Nevada Utilities' distribution system.

The Nevada Utilities seek to manage growth in their customer demand through the construction and purchase of cost-effective, environmentally prudent and efficient sources of electricity supply and through energy efficiency programs. The Nevada Utilities participate in an EIM operated by the California ISO, which reduces costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrates renewables and enhances reliability through improved situational awareness and responsiveness.

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

The Nevada Utilities' electric and natural gas operations are conducted under numerous nonexclusive franchise agreements, revocable permits and licenses obtained from federal, state and local authorities. The expiration of these franchise agreements ranges from 2020 through 2032 for Nevada Power and 2017 through 2049 for Sierra Pacific.

The percentages of Sierra Pacific's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2016	2015	2014

Operating revenue:
Electric	86%	86%	86%
Gas	14	14	14
	100%	100%	100%

Operating income:
Electric	89%	91%	93%
Gas	11	9	7
	100%	100%	100%

Regulated Electric Operations

Customers

Electricity sold to the Nevada Utilities' retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2016		2015		2014
Nevada Power:
GWh sold:
Residential	9,394	43%	9,246	42%	8,923	42%
Commercial	4,663	21	4,635	21	4,489	21
Industrial	7,313	34	7,571	34	7,486	36
Other	212	1	214	1	211	1
Total retail	21,582	99	21,666	98	21,109	100
Wholesale	258	1	353	2	20	—
Total GWh sold	21,840	100%	22,019	100%	21,129	100%

Average number of retail customers (in thousands):
Residential	796	88%	782	88%	770	88%
Commercial	105	12	104	12	102	12
Industrial	2	—	2	—	2	—
Total	903	100%	888	100%	874	100%

Sierra Pacific:
GWh sold:
Residential	2,375	26%	2,315	26%	2,268	26%
Commercial	2,933	33	2,942	33	2,944	34
Industrial	3,014	34	2,973	34	2,869	33
Other	16	—	16	—	16	—
Total retail	8,338	93	8,246	93	8,097	93
Wholesale	662	7	664	7	645	7
Total GWh sold	9,000	100%	8,910	100%	8,742	100%

Average number of retail customers (in thousands):
Residential	291	86%	288	86%	285	86%
Commercial	47	14	46	14	46	14
Total	338	100%	334	100%	331	100%

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

The annual hourly peak customer demand on the Nevada Utilities' electric systems occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 28, 2016, customer usage of electricity caused a record hourly peak demand of 6,124 MW on Nevada Power's electric system. On July 28, 2016, customer usage of electricity caused a record hourly peak demand of 1,842 MW on Sierra Pacific's electric system.

Generating Facilities and Fuel Supply

The Nevada Utilities have ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding the Nevada Utilities' owned generating facilities as of December 31, 2016:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
Nevada Power:
NATURAL GAS:
Clark	Las Vegas, NV	Natural gas	1973-2008	1,102	1,102
Lenzie	Las Vegas, NV	Natural gas	2006	1,102	1,102
Harry Allen	Las Vegas, NV	Natural gas	1995-2011	628	628
Higgins	Primm, NV	Natural gas	2004	530	530
Silverhawk(2)	Las Vegas, NV	Natural gas	2004	520	390
Las Vegas	Las Vegas, NV	Natural gas	1994-2003	272	272
Sun Peak	Las Vegas, NV	Natural gas/oil	1991	210	210
				4,364	4,234
COAL:
Reid Gardner Unit No. 4(3)	Moapa, NV	Coal	1983	257	257
Navajo Unit Nos. 1, 2 and 3(3)	Page, AZ	Coal	1974-1976	2,250	255
				2,507	512
RENEWABLES:
Goodsprings	Goodsprings, NV	Waste heat	2010	5	5
Nellis	Las Vegas, NV	Solar	2015	15	15
				20	20

Total Nevada Power				6,891	4,766

Sierra Pacific:
NATURAL GAS:
Tracy	Sparks, NV	Natural gas	1974-2008	753	753
Ft. Churchill	Yerington, NV	Natural gas	1968-1971	226	226
Clark Mountain	Sparks, NV	Natural gas	1994	132	132
				1,111	1,111
COAL:
Valmy Unit Nos. 1 and 2	Valmy, NV	Coal	1981-1985	522	261

Total Sierra Pacific				1,633	1,372

Total NV Energy				8,524	6,138

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

(2)	Nevada Power plans to acquire the remaining 25% (130 MW) of Silverhawk in April 2017.

(3)
Nevada Power currently anticipates retiring Reid Gardner Unit No. 4 in the first quarter of 2017 and eliminating its interest in Navajo Unit Nos. 1, 2 and 3 in 2019. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.

The following table shows the percentages of the Nevada Utilities' total energy supplied by energy source for the years ended December 31:

	2016	2015	2014

Nevada Power:
Natural gas	64%	65%	56%
Coal	7	7	20
Total energy generated	71	72	76
Energy purchased - long-term contracts (non-renewable)	14	15	13
Energy purchased - long-term contracts (renewable)(1)	14	12	10
Energy purchased - short-term contracts and other	1	1	1
	100%	100%	100%

Sierra Pacific:
Natural gas	45%	41%	46%
Coal	8	13	21
Total energy generated	53	54	67
Energy purchased - long-term contracts (non-renewable)	36	36	22
Energy purchased - long-term contracts (renewable)(1)	10	9	10
Energy purchased - short-term contracts and other	1	1	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with renewable energy purchased may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The Nevada Utilities are required to have resources available to continuously meet their customer needs. The percentage of the Nevada Utilities' energy supplied by energy source varies from year-to-year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. The Nevada Utilities evaluate these factors continuously in order to facilitate economical dispatch of their generating facilities. When factors for one energy source are less favorable, the Nevada Utilities place more reliance on other energy sources. As long as the Nevada Utilities' purchases are deemed prudent by the PUCN, through their annual prudency review, the Nevada Utilities are permitted to recover the cost of fuel and purchased power. The Nevada Utilities also have the ability to reset quarterly BTER, with PUCN approval, based on the last twelve months fuel costs and purchased power and to reset quarterly DEAA.

In response to these energy supply challenges, the Nevada Utilities have adopted an approach to managing the energy supply function that has three primary elements. The first element is a set of management guidelines to procuring and optimizing the supply portfolio that is consistent with the requirements of a load serving entity with a full requirements obligation, and with the growth of private generation serving a small but growing group of customers with partial requirements. The second element is an energy risk management and risk control approach that ensures clear separation of roles between the day-to-day management of risks and compliance monitoring and control and ensures clear distinction between policy setting (or planning) and execution. Lastly, the Nevada Utilities pursue a process of ongoing regulatory involvement and acknowledgment of the resource portfolio management plans.

The Nevada Utilities have entered into multiple long-term power purchase contracts (three or more years) with suppliers that generate electricity utilizing coal, natural gas and renewable resources. Nevada Power has entered into contracts with a total capacity of 2,217 MW with contract termination dates ranging from 2017 to 2040. Included in these contracts are 1,257 MW of capacity of renewable energy, of which 228 MW of capacity are under development or construction and not currently available. Sierra Pacific has entered into contracts with a total capacity of 508 MW with contract termination dates ranging from 2017 to 2040. Included in these contracts are 311 MW of capacity of renewable energy, of which 101 MW of capacity are under development or construction and not currently available. In December 2016, the PUCN approved a settlement with Switch, Ltd. allowing it to purchase energy from alternative providers of a new electric resource and become a distribution only service customer prior to August 2017. The settlement provides that Nevada Power and Sierra Pacific will assign to Switch, Ltd. power purchase contracts of 28 MW and 51 MW, respectively, for renewable energy currently under construction if all parties involved reach an agreement.

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

Natural Gas

The Nevada Utilities rely on first-of-the-month indexed physical gas purchases for the majority of natural gas needed to operate their generating facilities. To secure natural gas supplies for the generating facilities, the Nevada Utilities execute purchases pursuant to a PUCN approved four season laddering strategy. In 2016, natural gas supply net purchases averaged 356,795 and 133,921 Dth per day with the winter period contracts averaging 312,271 and 156,841 Dth per day and the summer period contracts averaging 388,419 and 117,642 Dth per day for Nevada Power and Sierra Pacific, respectively. The Nevada Utilities believe supplies from these sources are presently adequate and available to meet its needs.

The Nevada Utilities contract for firm natural gas pipeline capacity to transport natural gas from production areas to their service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Nevada Power who contracts with Kern River, an affiliated company. Sierra Pacific utilizes natural gas storage leased from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather and other usage factors. The stored natural gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season.

Coal

Other than the agreement mentioned below for the Navajo Generating Station, the Nevada Utilities have no commitments to purchase coal for 2017 or beyond and will rely on spot market solicitations for any coal supplies needed during 2017 and will regularly monitor the western coal market for opportunities to meet these needs. Nevada Power's coal supply plan has the overall goal of eliminating Reid Gardner Unit No. 4's coal pile by its expected retirement date in the first quarter of 2017. The Nevada Utilities have transportation services contracts with Union Pacific Railroad Company to ship coal from various origins in Central Utah, Western Colorado and Wyoming that expire December 31, 2017 for Nevada Power and December 31, 2019 for Sierra Pacific. The Navajo Generating Station, jointly owned by Nevada Power along with other entities and operated by Salt River Project, has a coal purchase agreement that extends through December 2019.

Transmission and Distribution

The Nevada Utilities' transmission system is part of the Western Interconnection. The Nevada Utilities' transmission system, together with contractual rights on other transmission systems, enables the Nevada Utilities to integrate and access generation resources to meet their customer load requirements. Nevada Power's transmission and distribution systems included approximately 2,000 miles of transmission lines, 24,700 miles of distribution lines and 200 substations as of December 31, 2016. Sierra Pacific's transmission and distribution systems included approximately 2,300 miles of transmission lines, 17,700 miles of distribution lines and 200 substations as of December 31, 2016.

ON Line is a 231 mile, 500-kV transmission line connecting Nevada Power's and Sierra Pacific's service territories. ON Line provides the ability to jointly dispatch energy throughout Nevada and provide access to renewable energy resources in parts of northern and eastern Nevada, which enhances the Nevada Utilities' ability to manage and optimize their generating facilities. ON Line provides between 600 and 800 MW of transfer capability with interconnection between the Robinson Summit substation on the Sierra Pacific system and the Harry Allen substation on the Nevada Power system. ON Line was a joint project between the Nevada Utilities and Great Basin Transmission, LLC. The Nevada Utilities own a 25% interest in ON Line and have entered into a long-term transmission use agreement with Great Basin Transmission, LLC for its 75% interest in ON Line until 2054. The Nevada Utilities share of its 25% interest in ON Line and the long-term transmission use agreement is split 95% for Nevada Power and 5% for Sierra Pacific.

The Nevada Utilities participate in the EIM operated by the California ISO. The EIM expands the real-time component of the California ISO to optimize and balance electricity supply and demand every five minutes across the EIM footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. EIM market participants submit bids to the California ISO market operator before each hour for each generating resource they choose to be dispatched by the market. Each bid is comprised of a dispatchable operating range, ramp rate and prices across the operating range. The California ISO market operator uses sophisticated technology to select the least-cost resources to meet demand and send simultaneous dispatch signals to every participating generator across the EIM footprint every five minutes. In addition to generation resource bids, the California ISO market operator also receives continuous real-time updates of the transmission grid network, meteorological and load forecast information that it uses to optimize dispatch instructions. Outside the EIM footprint, utilities in the Western United States do not utilize comparable technology and are largely limited to transactions within the borders of their balancing authority area to balance supply and demand intra-hour using a combination of manual and automated dispatch. The EIM delivers customer benefits by leveraging automation, geographic and resource diversity to result in more efficient dispatch, more effective integration of renewables and improved situational awareness. Benefits to customers are expected to increase with renewable resource expansion and as more entities join the EIM bringing incremental diversity.

Future Generation

The Nevada Utilities file IRPs every three years, and as necessary, may file amendments to their IRPs. IRPs are prepared in compliance with Nevada laws and regulations and cover a 20-year period. IRPs develop a comprehensive, integrated plan that considers customer energy requirements and propose the resources to meet those requirements in a manner that is consistent with prevailing market fundamentals. The ultimate goal of the IRPs is to balance the objectives of minimizing costs and reducing volatility while reliably meeting the electric needs of Nevada Power's and Sierra Pacific's customers. Costs incurred to complete projects approved through the IRP process still remain subject to review for reasonableness by the PUCN.

In July 2015, Nevada Power filed its triennial IRP and in December 2015, Nevada Power received PUCN approval. Nevada Power filed an amended IRP in August 2016 and received PUCN approval in December 2016. Sierra Pacific filed its triennial IRP in July 2016 and in December 2016, Sierra Pacific received PUCN approval. As a part of the filings, the Nevada Utilities sought PUCN authorization to acquire the South Point Energy Center, a 504-MW combined-cycle generating facility located in Arizona. In December 2016, the PUCN denied the acquisition of this facility. In January 2017, Nevada Power filed a petition for reconsideration relating to the acquisition of South Point Energy Center. In February 2017, the PUCN affirmed the denial of the acquisition of South Point Energy Center.

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

Energy-Efficiency Programs

The Nevada Utilities have provided a comprehensive set of energy efficiency, demand response and conservation programs to their Nevada electric customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy audits and customer education and awareness efforts that provide information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, the Nevada Utilities have offered rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Energy efficiency program costs are recovered through annual rates set by the PUCN, and adjusted based on the Nevada Utilities' annual filing to recover current program costs and any over or under collections from the prior filing, subject to prudence review. During 2016, Nevada Power spent $38 million on energy efficiency programs, resulting in an estimated 173,942 MWh of electric energy savings and an estimated 219 MW of electric peak load management. During 2016, Sierra Pacific spent $11 million on energy efficiency programs, resulting in an estimated 60,825 MWh of electric energy savings and an estimated 12 MW of electric peak load management.

Regulated Natural Gas Operations

Sierra Pacific is engaged in the procurement, transportation and distribution of natural gas for customers in its service territory. Sierra Pacific purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the natural gas from the production areas to Sierra Pacific's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. Sierra Pacific sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2016, 11% of the total natural gas delivered through Sierra Pacific's distribution system was for transportation service.

Customers

The percentages of natural gas sold to Sierra Pacific's retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2016	2015	2014

Residential	52%	49%	51%
Commercial(1)	26	24	25
Industrial(1)	9	8	9
Total retail	87	81	85
Wholesale	13	19	15
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	17,677	17,600	15,519
Total Dth of transportation service (in thousands)	2,256	2,288	2,275
Total average number of retail customers (in thousands)	163	159	156

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

On January 1, 2016, Sierra Pacific recorded its highest peak-day natural gas delivery of 151,184 Dth, which is 12,390 Dth less than the record peak-day delivery of 163,574 Dth set on December 9, 2013. This peak-day delivery consisted of 93% traditional retail sales service and 7% transportation service.

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

Employees

As of December 31, 2016, Nevada Power had approximately 1,400 employees, of which approximately 700 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

As of December 31, 2016, Sierra Pacific had approximately 1,000 employees, of which approximately 500 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

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

The suppliers purchase electricity from generators, sell the electricity to end-user customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to an industry standard "Distribution Connection and Use of System Agreement." One supplier, RWE Npower PLC and certain of its affiliates, represented 22% of the total combined distribution revenue of the Northern Powergrid Distribution Companies during 2016. Variations in demand from end-users can affect the revenues that are received by the Northern Powergrid Distribution Companies in any year, but such variations have no effect on the total revenue that the Northern Powergrid Distribution Companies are allowed to recover in a price control period. Under- or over-recoveries against price-controlled revenues are carried forward into prices for future years.

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

GWh and percentages of electricity distributed to the Northern Powergrid Distribution Companies' end-users and the total number of end-users as of and for the years ended December 31 were as follows:

	2016		2015		2014
Northern Powergrid (Northeast) Limited:
Residential	5,227	36%	5,144	34%	5,161	34%
Commercial	2,222	15%	2,417	16	2,393	16
Industrial	6,963	48%	7,160	48	7,181	48
Other	214	1%	231	2	262	2
	14,626	100%	14,952	100%	14,997	100%

Northern Powergrid (Yorkshire) plc:
Residential	7,612	36%	7,574	35%	7,481	35%
Commercial	3,116	15%	3,352	16	3,347	16
Industrial	10,275	48%	10,403	48	10,486	48
Other	290	1%	299	1	322	1
	21,293	100%	21,628	100%	21,636	100%

Total electricity distributed	35,919		36,580		36,633

Number of end-users (in thousands):
Northern Powergrid (Northeast) Limited	1,602		1,597		1,593
Northern Powergrid (Yorkshire) plc	2,301		2,294		2,286
	3,903		3,891		3,879

As of December 31, 2016, the Northern Powergrid Distribution Companies' combined electricity distribution network included 18,000 miles of overhead lines, 42,000 miles of underground cables and 750 major substations.

BHE PIPELINE GROUP

The BHE Pipeline Group consists of BHE's interstate natural gas pipeline companies, Northern Natural Gas and Kern River.

Northern Natural Gas

Northern Natural Gas, an indirect wholly owned subsidiary of BHE, owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, which reaches from west Texas to Michigan's Upper Peninsula. Northern Natural Gas primarily transports and stores natural gas for utilities, municipalities, gas marketing companies-and industrial and commercial users. Northern Natural Gas' pipeline system consists of two commercial segments. Its traditional end-use and distribution market area in the northern part of its system, referred to as the Market Area, includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois. Its natural gas supply and delivery service area in the southern part of its system, referred to as the Field Area, includes points in Kansas, Texas, Oklahoma and New Mexico. Northern Natural Gas' pipeline system consists of 14,700 miles of natural gas pipelines, including 6,300 miles of mainline transmission pipelines and 8,400 miles of branch and lateral pipelines, with a Market Area design capacity of 5.8 Bcf per day, a Field Area delivery capacity of 1.7 Bcf per day to the Market Area and 1.1 Bcf per day to the West Texas area and over 73 Bcf of firm service and operational storage cycle capacity in five storage facilities. Northern Natural Gas' pipeline system is configured with approximately 2,300 active receipt and delivery points which are integrated with the facilities of LDCs. Many of Northern Natural Gas' LDC customers are part of combined utilities that also use natural gas as a fuel source for electric generation. Northern Natural Gas delivers over 1.0 Trillion Cubic Feet ("Tcf") of natural gas to its customers annually.

Northern Natural Gas' transportation rates and most of its storage rates are cost-based. These rates are designed to provide Northern Natural Gas with an opportunity to recover its costs of providing services and earn a reasonable return on its investments. In addition, Northern Natural Gas has fixed rates that are market-based for certain of its firm storage contracts with contract terms that expire in 2028.

Northern Natural Gas' operating revenue for the years ended December 31 was as follows (in millions):

	2016		2015		2014
Transportation:
Market Area	$492	77%	$474	72%	$457	63%
Field Area	64	10	84	13	100	14
Total transportation	556	87	558	85	557	77
Storage	69	11	62	9	61	8
Total transportation and storage revenue	625	98	620	94	618	96
Gas, liquids and other sales	11	2	36	6	106	4
Total operating revenue	$636	100%	$656	100%	$724	100%

Substantially all of Northern Natural Gas' Market Area transportation revenue is generated from reservation charges, with the balance from usage charges. Northern Natural Gas transports natural gas primarily to local distribution markets and end-users in the Market Area. Northern Natural Gas provides service to 81 utilities, including MidAmerican Energy, an affiliate company, which serve numerous residential, commercial and industrial customers. Most of Northern Natural Gas' transportation capacity in the Market Area is committed to customers under firm transportation contracts, where customers pay Northern Natural Gas a monthly reservation charge for the right to transport natural gas through Northern Natural Gas' system. Reservation charges are required to be paid regardless of volumes transported or stored. As of December 31, 2016, approximately 72% of Northern Natural Gas' customers' entitlement in the Market Area have terms beyond 2018 and over 41% beyond 2019. As of December 31, 2016, the weighted average remaining contract term for Northern Natural Gas' Market Area firm transportation contracts is approximately five years.

Northern Natural Gas' Field Area customers consist primarily of energy marketing companies and midstream companies, which take advantage of the price spread opportunities created between Field Area supply points and the Field-Market Demarcation Point. In addition, there are a growing number of midstream customers that are delivering gas south in the Field Area to the Waha Hub market. The remaining Field Area transportation service is sold to power generators connected to Northern Natural Gas' system in Texas and New Mexico that are contracted on a long-term basis with terms that extend to at least 2020, and various LDCs, energy marketing companies and midstream companies for both connected and off-system markets.

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

Northern Natural Gas has 59.3 Bcf of firm storage contracts with its cost-based and market-based services. Firm storage contracts with cost-based rates, representing 51.3 Bcf, have an average remaining contract term of six years and are contracted at maximum tariff rates. The remaining firm storage contracts with market-based rates, representing 8.0 Bcf, have an average remaining contract term of eleven years.

Except for quantities of natural gas owned and managed for operational and system balancing purposes, Northern Natural Gas does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes accounts for the majority of the remaining operating revenue.

During 2016, Northern Natural Gas had three customers, including MidAmerican Energy, that each accounted for greater than 10% of its transportation and storage revenue and its ten largest customers accounted for 67% of its system-wide transportation and storage revenue. Northern Natural Gas has agreements with terms from 2017 to 2027 to retain its three largest customers' volumes. The loss of any of these significant customers, if not replaced, could have a material adverse effect on Northern Natural Gas.

Northern Natural Gas' extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to multiple major supply basins. Direct access is available from producers in the Anadarko, Permian and Hugoton basins, some of which have recently experienced increased production from shale and tight sands formations adjacent to Northern Natural Gas' pipeline. Since 2011, the pipeline has connected 1,705,000 Dth per day of supply access from the Wolfberry shale formation in west Texas and from the Granite Wash tight sands formations in the Texas panhandle and in Oklahoma. Additionally, Northern Natural Gas has interconnections with several interstate pipelines and several intrastate pipelines with receipt, delivery, or bi-directional capabilities. Because of Northern Natural Gas' location and multiple interconnections it is able to access natural gas from other key production areas, such as the Rocky Mountain and western Canadian basins. The Rocky Mountain basins are accessed through interconnects with Trailblazer Pipeline Company, Tallgrass Interstate Gas Transmission, LLC, Cheyenne Plains Gas Pipeline Company, LLC, Colorado Interstate Gas Company and Rockies Express Pipeline, LLC ("REX"). The western Canadian basins are accessed through interconnects with Northern Border Pipeline Company ("Northern Border"), Great Lakes Gas Transmission Limited Partnership ("Great Lakes") and Viking Gas Transmission Company ("Viking"). This supply diversity and access to both stable and growing production areas provides significant flexibility to Northern Natural Gas' system and customers.

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

Kern River

Kern River, an indirect wholly owned subsidiary of BHE, owns an interstate natural gas pipeline system that extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River provided 20% of California's demand for natural gas in 2015. Kern River's pipeline system consists of 1,700 miles of natural gas pipelines, including 1,400 miles of mainline section and 300 miles of common facilities, with a design capacity of 2,166,575 Dth per day. Kern River owns the entire mainline section, which extends from the system's point of origination near Opal, Wyoming, through the Central Rocky Mountains area into Daggett, California. The mainline section consists of 1,300 miles of 36-inch diameter pipeline and 100 miles of various laterals that connect to the mainline. The common facilities are jointly owned by Kern River and Mojave Pipeline Company ("Mojave") as tenants-in-common. Except for quantities of natural gas owned for operational purposes, Kern River does not own the natural gas that is transported through its system. Kern River's transportation rates are cost-based. The rates are designed to provide Kern River with an opportunity to recover its costs of providing services and earn a reasonable return on its investments.

Approximately 90% of Kern River's design capacity of 2,166,575 Dth per day is contracted pursuant to long-term firm natural gas transportation service agreements, whereby Kern River receives natural gas on behalf of customers at designated receipt points and transports the natural gas on a firm basis to designated delivery points. In return for this service, each customer pays Kern River a fixed monthly reservation fee based on each customer's maximum daily quantity, which represents 96% of total operating revenue, and a commodity charge based on the actual amount of natural gas transported pursuant to its long-term firm natural gas transportation service agreements and Kern River's tariff.

These long-term firm natural gas transportation service agreements expire between March 2018 and April 2033 and have a weighted-average remaining contract term of over eight years. Kern River's customers include electric and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and financial institutions. As of December 31, 2016, nearly 79% of the firm capacity under contract has primary delivery points in California, with the flexibility to access secondary delivery points in Nevada and Utah.

During 2016, Kern River had one customer, Nevada Power Company, an affiliate company, who accounted for greater than 10% of its revenue. The loss of this significant customer, if not replaced, could have a material adverse effect on Kern River.

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

Electric power generation has been the source of most of the growth in demand for natural gas over the last 10 years, and this trend is expected to continue in the future. The growth of natural gas in this sector is influenced by regulation, new sources of natural gas, competition with other energy sources, primarily coal and renewables, and increased consumption of electricity as a result of economic growth. Short-term market shifts have been driven by relative costs of coal-fueled generation versus natural gas-fueled generation. A long-term market shift away from the use of coal in power generation could be driven by environmental regulations. The future demand for natural gas could be increased by regulations limiting or discouraging coal use. However, natural gas demand could potentially be adversely affected by laws mandating or encouraging renewable power sources that produce fewer GHG emissions than natural gas.

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

Kern River's rates are based on a levelized rate design with recovery of 70% of the original investment during the initial long-term contracts ("Period One rates"). After expiration of the initial term, eligible customers elect to take service at rates ("Period Two rates") that are lower than Period One rates because they are designed to recover only the remaining plant balances. To the extent that eligible customers elected not to contract for service at Period Two rates, the volumes are turned back and sold at market rates for varying terms. Of the customers that were eligible to take Period Two service beginning October 1, 2016, 97% elected to extend their contracts at maximum Period Two rates, with 184,528 Dth per day electing 10-year contracts and 410,763 Dth per day electing 15-year contracts. Of the customers that were eligible to take Period Two service beginning May 1, 2017, 72% elected to extend their contracts at maximum Period Two rates, with 64,500 Dth per day electing 15-year contracts. As of December 1, 2016, Kern River has sold 318,362 Dth per day of the total turned back volume of 353,503 Dth per day with an average remaining contract term of three years. The remaining turned back capacity is sold on a short-term basis at market rates.

Kern River competes with various interstate pipelines in developing expansion projects and entering into long-term agreements to serve market growth in Southern California; Las Vegas, Nevada; and Salt Lake City, Utah. Kern River also competes with various interstate pipelines and their customers to market unutilized capacity under shorter term transactions. Kern River provides its customers with supply diversity through interconnections with pipelines such as Northwest Pipeline LLC, Colorado Interstate Gas Company, Overland Trails Transmission, LLC, Questar Pipeline LLC, and Questar Overthrust Pipeline LLC; and storage facilities such as Ryckman Creek Resources, LLC and Clear Creek Storage Company, LLC. These interconnections, in addition to the direct interconnections to natural gas processing facilities in Wyoming and California, allow Kern River to access natural gas reserves in Colorado, northwestern New Mexico, Wyoming, Utah, California and the Western Canadian Sedimentary Basin.

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

BHE TRANSMISSION

AltaLink

ALP, an indirect wholly owned subsidiary of BHE acquired on December 1, 2014, is a regulated electric transmission-only company headquartered in Alberta, Canada serving approximately 85% of Alberta's population. ALP connects generation plants to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory, which covers a diverse geographic area including most major urban centers in central and southern Alberta. ALP's transmission facilities, consisting of approximately 8,200 miles of transmission lines and 300 substations as of December 31, 2016, are an integral part of the Alberta Integrated Electric System ("AIES").

The AIES is a network or grid of transmission facilities operating at high voltages ranging from 69kV to 500kV. The grid delivers electricity from generating units across Alberta, Canada through approximately 16,000 miles of transmission and over 600 substations. The AIES is interconnected to British Columbia's transmission system that links Alberta with the North American western interconnected system.

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

In November 2015 the AESO finalized and made available the 2015 Long-Term Transmission Plan ("LTP"). The AESO mandate is defined in the Electric Utilities Act and its regulations, and requires the AESO to assess both current and future needs of Alberta’s interconnected electrical system. The 2015 LTP is based on the AESO's forecast of load and generation as documented in the 2014 Long Term Outlook ("LTO"). The AESO 2015 LTP recognizes the province's economic outlook has changed significantly since then. Current economic conditions have resulted in slower provincial growth. In May 2016 the AESO finalized and made available the 2016 LTO. The 2016 LTO assumes Alberta's economy and corresponding load growth will recover within the next few years and takes into account the Alberta government's 2015 Climate Leadership Plan, which is in the process of being refined prior to becoming law.

BHE U.S. Transmission

BHE U.S. Transmission is engaged in various joint ventures to develop, own and operate transmission assets and is pursuing additional investment opportunities in the United States. Currently, BHE U.S. Transmission has two joint ventures with transmission assets that are operational.

BHE U.S. Transmission indirectly owns a 50% interest in ETT, along with subsidiaries of American Electric Power Company, Inc. ("AEP"). ETT owns and operates electric transmission assets in the ERCOT and, as of December 31, 2016, had total assets of $2.9 billion. ETT is regulated by the Public Utility Commission of Texas. A total of $2.7 billion of transmission projects were in-service as of December 31, 2016, with $0.3 billion of projects forecast to be completed in 2017 through 2020. ETT's transmission system includes approximately 1,200 miles of transmission lines and 30 substations as of December 31, 2016.

BHE U.S. Transmission also indirectly owns a 25% interest in Prairie Wind Transmission, LLC, a joint venture with AEP and Westar Energy, Inc., to build, own and operate a 108-mile, 345 kV transmission project in Kansas. The project cost $158 million and was fully placed in-service in November 2014.

BHE RENEWABLES

The subsidiaries comprising the BHE Renewables reportable segment own interests in several independent power projects that are in-service or under construction in the United States and in the Philippines. The following table presents certain information concerning these independent power projects as of December 31, 2016:

				Power		Facility	Net
				Purchase		Net	Owned
		Energy		Agreement	Power	Capacity	Capacity
Generating Facility	Location	Source	Installed	Expiration	Purchaser(1)	(MW)(2)	(MW)(2)
SOLAR:
Topaz	California	Solar	2013-2014	2040	PG&E	550	550
Solar Star 1	California	Solar	2013-2015	2035	SCE	310	310
Solar Star 2	California	Solar	2013-2015	2035	SCE	276	276
Agua Caliente	Arizona	Solar	2012-2013	2039	PG&E	290	142
Community Solar Gardens	Minnesota	Solar	2016	2036	(5)	23	23
						1,449	1,301
WIND:
Bishop Hill II	Illinois	Wind	2012	2032	Ameren	81	81
Pinyon Pines I	California	Wind	2012	2035	SCE	168	168
Pinyon Pines II	California	Wind	2012	2035	SCE	132	132
Jumbo Road	Texas	Wind	2015	2033	AE	300	300
Marshall	Kansas	Wind	2016	2036	MJMEC, KPP, KMEA & COIMO	72	72
Grand Prairie	Nebraska	Wind	2016	2036	OPPD	400	400
						1,153	1,153
GEOTHERMAL:
Imperial Valley Projects	California	Geothermal	1982-2000	(3)	(3)	338	338

HYDROELECTRIC:
Casecnan Project(4)	Philippines	Hydroelectric	2001	2021	NIA	150	128
Wailuku	Hawaii	Hydroelectric	1993	2023	HELCO	10	10
						160	138
NATURAL GAS:
Saranac	New York	Natural Gas	1994	2017	TEMUS	245	196
Power Resources	Texas	Natural Gas	1988	2018	EDF	212	212
Yuma	Arizona	Natural Gas	1994	2024	SDG&E	50	50
Cordova	Illinois	Natural Gas	2001	2019	EGC	512	512
						1,019	970

Total Available Generating Capacity						4,119	3,900

PROJECTS UNDER CONSTRUCTION:

Community Solar Gardens	Minnesota	Solar	2017	2037	(5)	72	72

						4,191	3,972

(1)
TransAlta Energy Marketing U.S. ("TEMUS"); EDF Energy Services, LLC ("EDF"); San Diego Gas & Electric Company ("SDG&E"); Exelon Generation Company, LLC ("EGC"); Pacific Gas and Electric Company ("PG&E"), Ameren Illinois Company ("Ameren"), Southern California Edison ("SCE"), the Philippine National Irrigation Administration ("NIA"); Hawaii Electric Light Company, Inc. ("HELCO"); Austin Energy ("AE"); Omaha Public Power District ("OPPD"); U.S. General Services Administration ("USGSA"); Missouri Joint Municipal Electric Commission ("MJMEC"); Kansas Power Pool ("KPP"); Kansas Municipal Energy Agency ("KMEA"); and City of Independence, MO ("COIMO").

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

(3)
The majority of the Imperial Valley Projects' Contract Capacity is currently sold to Southern California Edison Company under long-term power purchase agreements expiring in 2017 through 2026. Certain long-term power purchase agreement renewals have been entered into with other parties that begin upon the existing contracts' expiration and expire in 2039.

(4)
Under the terms of the agreement with the NIA, CalEnergy Philippines will own and operate the Casecnan project for a 20-year cooperation period which ends December 11, 2021, after which ownership and operation of the project will be transferred to the NIA at no cost on an "as-is" basis. NIA also pays CalEnergy Philippines for delivery of water pursuant to the agreement.

(5)	The power purchasers are commercial, industrial and not-for-profit organizations.

BHE Renewables' operating revenue is derived from the following business activities for the years ended December 31 (in millions):

	2016	2015	2014

Solar	$369	$383	$238
Wind	138	99	99
Geothermal	148	165	125
Hydro	30	23	107
Natural gas	58	58	54
Total operating revenue	$743	$728	$623

HOMESERVICES

HomeServices, a majority-owned subsidiary of BHE, is the second-largest residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking; title and closing services; property and casualty insurance; home warranties; relocation services; and other home-related services. HomeServices' real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, HomeServices' operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year. HomeServices' owned brokerages currently operate in nearly 540 offices in 28 states with over 29,000 agents under 38 brand names. The United States residential real estate brokerage business is subject to the general real estate market conditions, is highly competitive and consists of numerous local brokers and agents in each market seeking to represent sellers and buyers in residential real estate transactions. In October 2014, HomeServices acquired the remaining 50.1% of HomeServices Lending, a mortgage origination company.

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

HomeServices' franchise network currently includes over 375 franchisees in over 1,500 brokerage offices in 47 states with over 46,000 agents under three brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices, Prudential or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

OTHER ENERGY BUSINESSES

Effective January 1, 2016, MidAmerican Energy Company transferred its nonregulated energy operations to MidAmerican Energy Services, LLC ("MES"), a subsidiary of BHE. MES is a nonregulated energy business consisting of competitive electricity and natural gas retail sales. MES' electric operations predominantly include sales to retail customers in Illinois, Texas, Ohio, Maryland and other states that allow customers to choose their energy supplier. MES' natural gas operations predominantly include sales to retail customers in Iowa and Illinois. Electricity and natural gas are purchased from producers and third party energy marketing companies and sold directly to commercial, industrial and governmental end-users. MES does not own electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2016, MES' contracts in place for the sale of electricity totaled 16,614,956 MWh with a weighted average life of 2.3 years and for the sale of natural gas totaled 33,642,454 Dth with a weighted average life of 1.4 years. In addition, MES manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

The percentages of electricity sold to MES' retail customers by state for the years ended December 31 were as follows:

	2016	2015	2014

Illinois	48%	51%	58%
Texas	13	15	17
Ohio	21	18	10
Maryland	7	7	8
Other	11	9	7
	100%	100%	100%

The percentages of natural gas sold to MES' customers by state for the years ended December 31 were as follows:

	2016	2015	2014

Iowa	86%	87%	87%
Illinois	9	8	8
Other	5	5	5
	100%	100%	100%

GENERAL REGULATION

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive governmental regulation, which significantly influences their operating environment, prices charged to customers, capital structure, costs and, ultimately, their ability to recover costs and earn a reasonable return on invested capital. In addition to the discussion contained herein regarding general regulation, refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion regarding certain regulatory matters.

Domestic Regulated Public Utility Subsidiaries

The Utilities are subject to comprehensive regulation by various federal, state and local agencies. The more significant aspects of this regulatory framework are described below.

State Regulation

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility's reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. In addition to return on investment, a utility's cost of service generally reflects a representative level of prudent expenses, including cost of sales, operating expense, depreciation and amortization, and income and other tax expense, reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust cost of service for various reasons, including pursuant to a review of: (a) the utility's revenue and expenses during a defined test period and (b) the utility's level of investment. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customers or organizations representing groups of customers. In certain jurisdictions, the utility and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

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

With certain limited exceptions, the Utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. In some jurisdictions, certain classes of customers may choose to purchase all or a portion of their energy from alternative energy suppliers, and in some jurisdictions retail customers can generate all or a portion of their own energy. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all residential and nonresidential customers within its allocated service territory; however, nonresidential customers have the right to choose an alternative provider of energy supply. The impact of this right on PacifiCorp's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their retail service supplier. For customers that choose an alternative retail energy supplier, MidAmerican Energy continues to have an ongoing obligation to deliver the supplier's energy to the retail customer. MidAmerican Energy bills the retail customer for such delivery services. MidAmerican Energy also has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. The impact of this right on MidAmerican Energy's financial results has not been material. In Nevada, state law allows retail electric customers with an average annual load of one MW or more to file a letter of intent and application with the PUCN to acquire electric energy and ancillary services from another energy supplier. The law requires customers wishing to choose a new supplier to receive the approval of the PUCN to meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Nevada Utilities, the departure must not burden the Nevada Utilities with increased costs or cause any remaining customers to pay increased costs, and the departing customers must pay their portion of any deferred energy balances, all as determined by the PUCN. Also, the Utilities and the state regulatory commissions are individually evaluating how best to integrate private generation resources into their service and rate design, including considering such factors as maintaining high levels of customer safety and service reliability, minimizing adverse cost impacts and fairly allocating costs among all customers.

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
EBA under which 100% (beginning in June 2016) of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Wheeling revenue is also included in the mechanism. Prior to June 2016, the amount deferred was 70% of the difference as noted above.

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
PCAM under which 90% of the difference between forecasted net variable power costs and production tax credits established under the annual TAM and actual net variable power costs and production tax credits is deferred and reflected in future rates. The difference between the forecasted and actual net variable power costs and production tax credits must fall outside of an established asymmetrical deadband range and is also subject to an earnings test.

Annual TAM based on forecasted net variable power costs and production tax credits. Production tax credits were not included in forecasted net variable power costs prior to 2017.

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

Decoupling mechanism under which the difference between actual annual revenues and authorized revenues per customer is deferred and reflected in future rates, subject to an earnings test. To trigger a rate adjustment, the deferral balance must exceed plus or minus 2.5% of the authorized revenue at the end of each deferral period by rate class. Rate adjustments must not exceed a surcharge of 5% of the actual normalized revenue by class.

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

Iowa law also permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for a 484-MW (MidAmerican Energy's share) coal-fueled generating facility, a 495-MW combined cycle natural gas-fueled generating facility and 6,048 MW (nominal ratings) of wind-powered generating facilities, including 2,000 MW (nominal ratings) under construction, as of December 31, 2016. These ratemaking principles established cost caps for the projects and authorized a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities in any future Iowa rate proceeding. As of December 31, 2016, the generating facilities in service totaled $5.6 billion, or 44%, of MidAmerican Energy's regulated property, plant and equipment, net, and were subject to these ratemaking principles at a weighted average return on equity of 11.8% with a weighted average remaining life of 31 years.

Under its current Iowa, Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric sales through fuel, or energy, cost adjustment mechanisms. The Iowa mechanism also includes production tax credits associated with wind-powered generation placed in service prior to 2013. Eligibility for production tax credits associated with MidAmerican Energy's earliest projects began expiring in 2014. Additionally, MidAmerican Energy has transmission adjustment clauses to recover certain transmission charges related to retail customers in all jurisdictions. The adjustment mechanisms reduce the regulatory lag for the recovery of energy and transmission costs related to retail electric customers in these jurisdictions.

Of the wind-powered generating facilities placed in service as of December 31, 2016, 1,763 MW (nominal ratings) have not been included in the determination of MidAmerican Energy’s Iowa retail electric base rates. In accordance with the related ratemaking principles, until such time as these generation assets are reflected in rates and ceasing thereafter, MidAmerican Energy reduced its revenue from Iowa energy adjustment clause recoveries by $5 million in 2015 and $9 million in 2016 and is to reduce its recoveries by $12 million for each calendar year thereafter.

MidAmerican Energy has mechanisms in Iowa where rate base may be reduced, including revenue sharing and retail customer benefits attributable to most of the wind-powered generating facilities placed in service in 2016 ("Wind X"). The revenue sharing mechanism originates from multiple ratemaking principles proceedings and reduces rate base for Iowa electric returns on equity exceeding an established benchmark. The Wind X customer benefit mechanism reduces rate base for the value of higher cost retail energy displaced by Wind X production.

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

NV Energy (Nevada Power and Sierra Pacific)

Rate Filings

Nevada statutes require the Nevada Utilities to file electric general rate cases at least once every three years with the PUCN. Sierra Pacific may also file natural gas general rate cases with the PUCN. The Nevada Utilities are also subject to a two-part fuel and purchased power adjustment mechanism. The Nevada Utilities make quarterly filings to reset BTER, based on the last 12 months of fuel and purchased power costs. The difference between actual fuel and purchased power costs and the revenue collected in the BTER is deferred into a balancing account. Nevada regulations allow an electric or natural gas utility that adjusts its BTER on a quarterly basis to request PUCN approval to make quarterly changes to its DEAA rate if the request is in the public interest. The Nevada Utilities received approval from the PUCN and file quarterly adjustments to the DEAA rate to clear amounts deferred into the balancing account. During required annual DEAA proceedings, the prudence of fuel and purchased power costs is reviewed, and if any costs are disallowed on such grounds, the disallowances will be incorporated into the next quarterly BTER rate change. Also, on an annual basis, the Nevada Utilities (a) seek a determination that energy efficiency program expenditures were reasonable, (b) request that the PUCN reset base and amortization energy efficiency program rates, and (c) request that the PUCN reset base and amortization energy efficiency implementation rates. When the Nevada Utilities' earned rate of return for a calendar year exceeds the rate of return used to set base tariff general rates, they are obligated to refund energy efficiency implementation revenue previously collected for that year.

Energy Choice Initiative

In November 2016, a majority of Nevada voters supported a ballot measure to amend Article 1 of the Nevada Constitution. If approved again in 2018, the proposed constitutional amendment would require the Nevada Legislature to create, on or before July 2023, an open and competitive retail electric market that includes provisions to reduce costs to customers, protect against service disconnections and unfair practices, and prohibit the granting of monopolies and exclusive franchises for the generation of electricity. The outcome of any customer choice initiative could have broad implications to the Nevada Utilities. The Governor issued an executive order establishing the Governor’s Committee on Energy Choice in which the Nevada Utilities will have representation. The Nevada Utilities will be engaged in the legislative process but cannot assess or predict the outcome of the potential constitutional amendment or the financial impact, if any, at this time. The uncertainty created by the ballot initiative complicates both the short-term allocation of resources and long-term resource planning for the Nevada Utilities, including the ability to forecast load growth and the timing of resource additions. This uncertainty in planning is evidenced by a recent decision the PUCN issued denying Nevada Power’s proposed purchase of the South Point Energy Center, citing the unknown outcomes of the energy choice initiative as one of the factors considered in their decision.

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act ("NGA"), the Energy Policy Act of 2005 ("Energy Policy Act") and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; construction and operation of hydroelectric facilities; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1.2 million per day per violation of rules, regulations and orders issued under the Federal Power Act. The Utilities have implemented programs and procedures that facilitate and monitor compliance with the FERC's regulations described below. MidAmerican Energy is also subject to regulation by the NRC pursuant to the Atomic Energy Act of 1954, as amended ("Atomic Energy Act"), with respect to its ownership interest in the Quad Cities Station.

Wholesale Electricity and Capacity

The FERC regulates the Utilities' rates charged to wholesale customers for electricity and transmission capacity and related services. Most of the Utilities' wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility.

The Utilities' and BHE Renewables' authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the Utilities and BHE Renewables are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. In June 2016, BHE Renewables submitted a triennial filing to the FERC for the southwest region and PacifiCorp and NV Energy submitted a triennial filing for the northwest region. These filings are pending at the FERC. MidAmerican Energy currently has no triennial reviews pending with the FERC. Under the FERC's market-based rules, the Utilities must also file with the FERC a notice of change in status when there is a change in the conditions that the FERC relied upon in granting market-based rate authority.

On December 9, 2014, the FERC issued an order requesting that the BHE subsidiaries having authority to sell power and energy at market-based rates, including the Utilities, show cause why their market-based rate authority remains just and reasonable following BHE's acquisition of NV Energy. In June 2016, the FERC issued an order for all BHE subsidiaries, including the Utilities, with market-based rates to amend their respective market-based rate tariffs to preclude them from selling at market-based rates in the PacifiCorp East, PacifiCorp West, Idaho Power Company and NorthWestern Corporation balancing authority areas (the "Mitigated BAAs"). These tariff amendments were filed. Sales may be made in the Mitigated BAAs at cost-based rates. In addition, the specified BHE subsidiaries were ordered to issue refunds for market-based wholesale electricity sales in the Mitigated BAAs for the period from January 2015 through April 2016, to the extent such sales were priced above cost-based rates. Such refunds, totaling less than $1 million, were made by PacifiCorp, Nevada Power and Sierra Pacific in July 2016. MidAmerican Energy and BHE Renewables do not transact in the Mitigated BAAs. In July 2016, the specified BHE subsidiaries affected in the order filed with the FERC a request for rehearing and clarification. In December 2016, the FERC denied the request for rehearing, made limited clarifications to the June 2016 order and accepted the conforming tariffs filed by the BHE subsidiaries. The specified BHE subsidiaries affected in the order do not believe the order will have a material impact on their respective consolidated financial statements.

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

MidAmerican Energy has approval from the MISO to construct and own four Multi-Value Projects ("MVPs") located in Iowa and Illinois that will add approximately 245 miles of 345 kV transmission line to MidAmerican Energy's transmission system, of which 191 miles have been placed in service as of December 31, 2016. The MISO OATT allows for broad cost allocation for MidAmerican Energy's MVPs, including similar MVPs of other MISO participants. Accordingly, a significant portion of the revenue requirement associated with MidAmerican Energy's MVP investments will be shared with other MISO participants based on the MISO's cost allocation methodology, and a portion of the revenue requirement of the other participants' MVPs will be allocated to MidAmerican Energy. Additionally, MidAmerican Energy has approval from the FERC to include 100% of construction work in progress in the determination of rates for its MVPs and to use a forward-looking rate structure for all of its transmission investments and costs. The transmission assets and financial results of MidAmerican Energy's MVPs are excluded from the determination of its retail electric rates.

The FERC has established an extensive number of mandatory reliability standards developed by the NERC and the WECC, including planning and operations, critical infrastructure protection and regional standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC; the NERC; and the WECC for PacifiCorp, Nevada Power, and Sierra Pacific; and the Midwest Reliability Organization for MidAmerican Energy.

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

PacifiCorp's Klamath River hydroelectric system is the only significant hydroelectric system for which PacifiCorp has a pending relicensing process with the FERC. Refer to Note 16 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for an update regarding hydroelectric relicensing for PacifiCorp's Klamath River hydroelectric system.

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

FERC regulations and the Pipeline Companies' tariffs allow each of the Pipeline Companies to charge approved rates for the services set forth in their respective tariff. Generally, these rates are a function of the cost of providing services to their customers, including prudently incurred operations and maintenance expenses, taxes, depreciation and amortization and a reasonable return on their investments. Both Northern Natural Gas' and Kern River's tariff rates have been developed under a rate design methodology whereby substantially all of their fixed costs, including a return on invested capital and income taxes, are collected through reservation charges, which are paid by firm transportation and storage customers regardless of volumes shipped. Commodity charges, which are paid only with respect to volumes actually shipped, are designed to recover the remaining, primarily variable, costs. Kern River's reservation rates have historically been approved using a "levelized" cost-of-service methodology so that the rate remains constant over the levelization period. This levelized cost of service has been achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense and return on equity amounts decrease. Both Northern Natural Gas' and Kern River's rates are subject to change in future general rate proceedings.

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

The 2011 Act was a response to natural gas pipeline incidents, most notably the San Bruno natural gas pipeline explosion that occurred in September 2010 in California. The 2011 Act increased the maximum allowable civil penalties for violations, directs operator assistance for Federal authorities conducting investigations and authorized the DOT to hire additional inspection and enforcement personnel. The 2011 Act also directed the DOT to study several topics, including the definition of high-consequence areas, the use of automatic shutoff valves in high-consequence areas, expansion of integrity management requirements beyond high-consequence areas, and cast iron pipe replacement. The studies are complete, and a number of notices of proposed rulemaking have been issued. The BHE Pipeline Group anticipates final rules on a number of areas sometime in 2017. The BHE Pipeline Group cannot currently assess the potential cost of compliance with new rules and regulations under the 2011 Act.

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
Under the price control, as revised by the CMA, and excluding the effects of incentive schemes and any deferred revenues from the prior price control, the base allowed revenue of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc decreased by approximately 1.0% and 0.5%, respectively, from 2015-16 to 2016-17, and then remains constant in all subsequent years within the price control period (RIIO-ED1) through 2022-23, before the addition of inflation. Nominal base allowed revenues will increase in line with inflation.

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

Independent Power Projects

The Yuma, Cordova, Saranac, Power Resources, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Jumbo Road, Marshall, Grande Prairie and Pinyon Pines independent power projects are Exempt Wholesale Generators ("EWG") under the Energy Policy Act while the Imperial Valley and Wailuku independent power projects are currently certified as Qualifying Facilities ("QF") under the Public Utility Regulatory Policies Act of 1978. Both EWGs and QFs are generally exempt from compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms at which electricity may be sold by the facilities. In addition, the Cordova, Saranac, Yuma, Imperial Valley, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Marshall, Grande Prairie and Pinyon Pines independent power projects have obtained authority from the FERC to sell their power using market-based rates. Jumbo Road's entire output is dedicated to its offtaker within the Electric Reliability Council of Texas ("ERCOT") and does not require market-based authority for such sales solely within ERCOT as the ERCOT market is not a FERC-jurisdictional market. Similarly, Wailuku sells its output solely to the Hawaii Electric Company within the Hawaii electric grid which is not a FERC-jurisdictional market and Wailuku therefore does not require market-based rate authority.

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

PacifiCorp

Utah Mine Disposition

In December 2014, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC seeking certain approvals, prudence determinations and accounting orders to close its Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition"). In 2015, PacifiCorp received approval from the commissions.

In December 2014, PacifiCorp also filed an advice letter with the CPUC to request approval to sell certain Utah mining assets and to establish memorandum accounts to track the costs associated with the Utah Mine Disposition for future recovery. In July 2015, the CPUC Energy Division issued a letter requiring PacifiCorp to file a formal application for approval of the sale of certain Utah mining assets. Accordingly, in September 2015, PacifiCorp filed an application with the CPUC. On February 6, 2017, a joint motion was filed with the CPUC seeking approval of a settlement agreement reached by PacifiCorp and all other parties. The agreement states, among other things, that the decision to sell certain Utah mining assets is in the public interest. Parties also reserve their rights to additional testimony, briefs, and hearings to the extent the CPUC determines that additional California Environmental Quality Act proceedings are necessary. A CPUC decision on the joint motion and settlement agreement is expected in 2017.

For additional information related to the accounting impacts associated with the Utah Mine Disposition, refer to Notes 5 and 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

Utah

In March 2016, PacifiCorp filed its annual EBA with the UPSC requesting recovery of $19 million in deferred net power costs for the period January 1, 2015 through December 31, 2015. A settlement was reached with all parties and the UPSC approved the settlement in October 2016, authorizing recovery of $15 million of deferred net power costs. New rates were effective November 2016.

In March 2016, PacifiCorp filed its annual REC balancing account application with the UPSC requesting recovery of $7 million for the period January 1, 2015 through December 31, 2015. The UPSC approved rates requested in the application on an interim basis effective June 2016, and final rates August 2016.

The Utah Sustainable Transportation and Energy Plan was signed into law in March 2016. The legislation establishes a five-year pilot program to provide up to $10 million annually of mandated funding for electric vehicle infrastructure and clean coal research, and authorizes funding at the commission's discretion for solar development, utility-scale battery storage, and other innovative technology, economic development and air quality initiatives. The legislation allows PacifiCorp to change its regulatory accounting for energy efficiency services and programs from expense to capital, to be amortized over a ten-year period. The difference between amounts collected in rates for energy efficiency services and programs and the annual amount of cost amortization will result in a regulatory liability that may be used for depreciation of its coal-fired plants, as determined by the commission. Beginning June 1, 2016, the legislation mandates full recovery of Utah's share of incremental fuel, purchased power and other variable supply costs through the EBA that are not fully in base rates rather than the prior recovery of 70%. The legislation also allows for the approval by the UPSC of a renewable energy tariff that would allow qualifying customers to receive 100% renewable energy from PacifiCorp. A renewable energy tariff was filed with the UPSC in June 2016, which the UPSC approved in August 2016. In September 2016, PacifiCorp filed an application seeking approval of phase 1 of its proposed five-year pilot program with an annual budget of $10 million. The UPSC issued an order approving phase I of the five-year pilot program in December 2016.

In November 2016, PacifiCorp filed cost of service analyses, as ordered by the UPSC, to quantify the cost shifting due to net metering. The UPSC ordered the analyses to comply with a 2014 law requiring the examination of whether the costs of net metering exceed the benefits to PacifiCorp and other customers. The filing includes a proposal for a new rate schedule for residential customer generators with a three-part rate based on the cost of serving this class of customer, which will mitigate future cost shifting. PacifiCorp proposed that the new rate schedule only apply to new net metering customers that submit applications after December 9, 2016. On December 9, 2016, PacifiCorp requested that the effective date for the start of a transitional tariff be suspended while it works with stakeholders on a collaborative process to resolve net metering rate design issues. The filing also requests an increase in the application fees for net metering. The UPSC has set a procedural schedule with hearings to occur in August 2017.

Oregon

In April 2016, PacifiCorp submitted its initial filing for the annual TAM filing in Oregon requesting an annual increase of $20 million, or an average price increase of 2%, based on forecasted net power costs and loads for calendar year 2017. In accordance with the passage of Oregon Senate Bill No. 1547-B, the filing included the impact of expiring production tax credits, which account for $5 million of the requested increase. In October 2016, the OPUC issued a preliminary order approving PacifiCorp's request. PacifiCorp submitted the final update in November 2016, which reflected a rate increase of $12 million, or an average price increase of 1%, effective January 2017. In December 2016, the OPUC issued its final order.

Wyoming

In March 2016, PacifiCorp filed its annual ECAM and REC and RRA applications with the WPSC. The ECAM filing requested approval to recover $12 million in deferred net power costs for the period January 1, 2015 through December 31, 2015, and the RRA application requests approval to refund $1 million to customers. In May 2016, the WPSC approved ECAM and RRA rates on an interim basis. In October 2016, the WPSC approved an all-party settlement allowing recovery of $11 million in deferred net power costs and to allow interim rates for the RRA that were effective in May 2016 to become final. A net decrease in rates for the ECAM became effective in November 2016.

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

In September 2016, the WUTC issued final orders in PacifiCorp's November 2015 rate filing, two-year rate plan and decoupling mechanism proceeding. The WUTC approved a rate increase of $6 million, or 1.7%, effective October 2016 and a second step rate increase of $8 million, or 2.3%, effective September 2017. The WUTC also approved a revenue decoupling mechanism and accelerated depreciation for coal-fueled generation facilities included in Washington rates. As part of the proposed rate plan, PacifiCorp agreed to not file a general rate case in Washington with rates effective earlier than mid-2018.

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

In September 2016, a compliance filing was made with the IPUC to update net power costs in base rates. In December 2016, the IPUC approved a $1 million, or 0.4%, decrease in rates effective January 2017.

California

In March 2016, the CPUC approved PacifiCorp's application to recover a $1 million revenue requirement associated with drought-related fire hazard mitigation costs recorded in its catastrophic events memorandum account in 2014. In October 2016, PacifiCorp filed its post test year adjustment mechanism attrition factor for 2017, requesting an overall increase of $1 million, or 1%. In December 2016, the CPUC approved PacifiCorp’s request, with new rates effective January 2017.

MidAmerican Energy

In July 2014, the IUB issued an order approving new retail electric base rates for MidAmerican Energy's Iowa customers. The order allowed MidAmerican Energy to increase its base rates over approximately three years with equal annualized increases in revenues of $45 million, or 3.6% over 2012, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approved (1) the implementation of two new adjustment clauses related to the recovery of retail energy production costs and certain electric transmission charges (2) seasonal pricing that increased the difference between higher base rates in effect for June through September and base rates applicable to the remaining months of the year; and (3) a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%, with the customer portion of any sharing reducing rate base. The changes in seasonal pricing, adjustment clauses and new revenue sharing mechanism were effective with final base rates. MidAmerican Energy recorded a regulatory liability for revenue sharing totaling $30 million in 2016, which reduced rate base in January 2017. Additionally, MidAmerican Energy and the OCA have agreed not to seek or support an increase or decrease in the final base rates to become effective prior to January 1, 2018, unless MidAmerican Energy projects its return on equity to be below 10%.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MW of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision result in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes.

In June 2016, Sierra Pacific filed a gas regulatory rate review with the PUCN. The filing requested a slight decrease in its incremental annual revenue requirement. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving all issues in the proceeding and reduced Sierra Pacific's gas revenue requirement by $2 million. In December 2016, the PUCN approved the settlement agreement. The new rates were effective January 1, 2017.

EEPR and EEIR

EEPR was established to allow the Nevada Utilities to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year through the annual DEAA application process based on energy efficiency program budgets prepared by the Nevada Utilities and approved by the PUCN in integrated resource plan proceedings. To the extent the Nevada Utilities' earned rate of return exceeds the rate of return used to set base general rates, the Nevada Utilities' are required to refund to customers EEIR revenue previously collected for that year. In March 2016, the Nevada Utilities each filed an application to reset the EEIR and EEPR and refund the EEIR revenue received in 2015, including carrying charges. In July 2016, the PUCN issued an order accepting a stipulation requiring the Nevada Utilities to refund the 2015 revenue and reset the rates as filed effective October 1, 2016. The current EEIR liability for Nevada Power and Sierra Pacific is $10 million and $2 million, respectively, which is included in current regulatory liabilities on each respective Consolidated Balance Sheet as of December 31, 2016.

Chapter 704B Applications

In May 2015, three customers, including MGM Resorts International ("MGM") and Wynn Las Vegas, LLC ("Wynn"), filed applications to purchase energy from alternative providers of a new electric resource and become distribution only service customers, as allowed by Chapter 704B of the Nevada Revised Statutes. In December 2015, the PUCN granted the applications subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. The costs associated with the impact fee and on-going charges were assessed to alleviate the burden on other Nevada Power customers for the applicants' share of previously committed investments and long-term renewable contracts. The impact fee is set on a case-by-case basis by the PUCN and at a level designed such that the remaining customers are not subjected to increased costs. In December 2015, the applicants filed petitions for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In June 2016, MGM and Wynn made the required compliance filings and the PUCN issued orders allowing the customers to acquire electric energy and ancillary services from another energy supplier and become distribution only service customers of Nevada Power. The third customer did not proceed with purchasing energy from alternative providers. In September 2016, MGM and Wynn paid impact fees totaling $97 million. In October 2016, MGM and Wynn became distribution only service customers and started procuring energy from another energy supplier. In December 2016, as contemplated in the PUCN order, the impact fees were increased $2 million to reflect final energy costs for MGM and Wynn.

In July 2016, one Sierra Pacific retail electric customer filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer. In September 2016, that customer withdrew its application.

In September 2016, Switch, Ltd. ("Switch"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allowed Switch to purchase energy from alternative providers subject to conditions, including paying an impact fee in the Nevada Power service territory. Switch has provided notice that it intends to proceed with purchasing energy from alternative providers. In November 2016, another customer of the Nevada Utilities filed a similar application with the PUCN.

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

In January 2016, the PUCN denied requests to stay the order issued December 23, 2015. The PUCN also voted to reopen the evidentiary proceeding to address the application of new net metering rules for customers who applied for net metering service before the issuance of the final order. In February 2016, the PUCN affirmed most of the provisions of the December 23, 2015 order and adopted a twelve-year transition plan for changing rates for net metering customers to cost-based rates for utility services and value-based pricing for excess energy. Subsequently, two solar industry interest groups filed petitions for judicial review of the PUCN order issued in February 2016. The petitions request that the court either modify the PUCN order or direct the PUCN to modify its decision in a manner that would maintain rates and rules of service applicable to net metering as existed prior to the December 23, 2015 order of the PUCN. Two of the three petitions filed by the solar industry interest groups have been dismissed. In September 2016, the state district court issued an order in the third petition. The court concluded that the PUCN failed to provide existing net metering customers adequate legal notice of the proceeding. The court affirmed the PUCN's decision to establish new net energy metering rates and apply those to new net metering customers. The Nevada state district court decision was appealed to the Nevada Supreme Court.

In addition, a referendum was filed in Nevada to modify the statutes applicable to net metering. This referendum was challenged in Nevada state district court and the court determined the referendum was not consistent with the Nevada Constitution. The Nevada state district court decision was appealed to the Nevada Supreme Court. In August 2016, the Nevada Supreme Court upheld the Nevada state district court decision.

In July 2016, the Nevada Utilities filed applications with the PUCN to revert back to the original net metering rates for a period of twenty years for customers who installed or had an active application for distributed, renewable generating facilities as of December 31, 2015. In September 2016, the PUCN issued an order accepting the stipulation and approved the applications as modified by the stipulation. In December 2016, as a part of Sierra Pacific's regulatory rate review, the PUCN issued an order establishing an additional six MWs of net metering under the grandfathered rates in the Sierra Pacific service territory; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached.

Emissions Reduction and Capacity Replacement Plan

Consistent with the Emissions Reduction and Capacity Replacement Plan ("ERCR Plan"), Nevada Power acquired a 272-MW natural gas co-generating facility in 2014, acquired a 210-MW natural gas peaking facility in 2014, constructed a 15-MW solar photovoltaic facility in 2015 and contracted two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities in 2015. In February 2016, Nevada Power solicited proposals to acquire 35 MW of nameplate renewable energy capacity to be owned by Nevada Power. Nevada Power did not enter into any agreements to acquire the 35 MW of nameplate renewable energy capacity; however, it has the option to acquire the 35 MW in the future under the ERCR Plan, subject to PUCN approval. In addition, Nevada Power was granted approval to purchase the remaining 130 MW of the Silverhawk natural gas-fueled combined cycle generating facility. In June 2016, Nevada Power executed a long-term power purchase agreement for 100 MW of nameplate renewable energy capacity in Nevada. In December 2016, the order was approved. In addition the order approved the early retirement of Reid Gardner Unit 4 in the first quarter of 2017. These transactions are related to Nevada Power's compliance with Senate Bill No. 123, resulting in the retirement of 812 MW of coal-fueled generation by 2019.

IRP

In July 2016, Sierra Pacific filed its statutorily required IRP. In August 2016, Nevada Power filed an amendment to its related IRP. As a part of the filings, the Nevada Utilities sought PUCN authorization to acquire the South Point Energy Center, a 504-MW combined-cycle generating facility located in Arizona. In December 2016, the PUCN denied the acquisition of this facility. In January 2017, Nevada Power filed a petition for reconsideration relating to the acquisition of South Point Energy Center. In February 2017, the PUCN affirmed the denial of the acquisition of South Point Energy Center.

Kern River

In December 2016, Kern River filed a Stipulation and Agreement of Settlement with the FERC to establish an alternative set of rates for customers that extend service associated with Kern River’s original system and 2002 expansion, 2003 expansion and 2010 expansion projects. The proposal provides a lower rate option to customers, improves the likelihood of re-contracting expiring capacity and extends recovery of Kern River’s rate base. Under the proposal, customers will have the option to stay with currently established rates or choose the alternative lower rates. The reduction in rates is accomplished by extending the rate term to 25 years instead of the current term of 10 or 15 years, resulting in rates that are 9% to 26% lower than currently established rates. Kern River received FERC approval of the stipulation in January 2017.

ALP

General Tariff Applications

In November 2014, ALP filed a general tariff application ("GTA") requesting the AUC to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the AESO. ALP amended the GTA in June 2015 to propose transmission tariff relief measures for customers and modifications to its capital structure. ALP also amended and updated the GTA in October 2015, reducing the requested revenue requirements to C$672 million for 2015 and C$704 million for 2016. In May 2016, the AUC issued its decision pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 to comply with the AUC's decision.

The compliance filing requested the AUC to approve revenue requirements of C$599 million for 2015 and C$685 million for 2016. The decreased revenue requirements requested in the compliance filing, as compared to the 2015-2016 GTA filing updated in October 2015, were primarily due to the AUC approval of ALP's:

•
Proposed immediate tariff relief of C$415 million for customers for 2015 and 2016, through (i) the discontinuance of construction work-in-progress ("CWIP") in rate base and the return to AFUDC accounting effective January 1, 2015, resulting in a C$82 million reduction of revenue requirement and the refund of C$277 million previously collected as CWIP in rate base as part of ALP's transmission tariffs during 2011-2014 less related returns of C$12 million and (ii) a change to the flow through method for calculating income taxes for 2016, resulting in further tariff relief of C$68 million; and

•	Depreciation rates as filed, but reduced most of ALP's salvage rates to 2014 levels, which resulted in a reduction of revenue of about C$87 million over two years.

In October 2016, ALP updated its 2015-2016 GTA compliance filing to reflect the impacts of the generic cost of capital decision issued in October 2016. The update requested the AUC to approve ALP's revenue requirement of C$688 million for 2016, an increase of C$3 million from the previously requested C$685 million. The requested 2015 revenue requirement remained unchanged.

In December 2016, the AUC issued its decision with respect to ALP’s 2015-2016 GTA compliance filing. The AUC found that ALP has either complied with or the AUC has otherwise relieved ALP from its compliance with all its directions in its decision except for Directive 47, which dealt with the determination of the refund for previously collected CWIP-in-rate base and all related amounts. In its original compliance filing, ALP had proposed to separately determine the refund of CWIP-in-rate base and the recapitalization of AFUDC to achieve revenue neutrality for ratepayers and ALP. Instead, the AUC has directed ALP to re-calculate the impact of removing CWIP-in-rate base and re-capitalize AFUDC for each of the years 2011 to 2014, and in each year include the accumulated net return and related impacts in no cost capital. In January 2017, ALP filed its second compliance filing as directed by the AUC and requested a technical conference to explain the technical aspects of the filing. The outcome of the compliance filing process is not expected to materially impact the CWIP-in-rate base refund amount.

Once the AUC approves ALP’s compliance filing, final transmission tariff rates for the 2015 and 2016 test years will be set, subject to further adjustment through the deferral account reconciliation process.

ALP updated and refiled its 2017-2018 GTA in August 2016 to reflect the findings and conclusions of the AUC in its 2015-2016 GTA decision issued in May 2016. In October 2016, ALP amended its 2017-2018 GTA to reflect the impacts of the generic cost of capital decision issued in October 2016 and other updates and revisions. The amendment requests the AUC to approve ALP's revenue requirement of C$891 million for 2017 and C$919 million for 2018. In November 2016, the AUC approved the 2017 interim refundable transmission tariff at C$70 million per month effective January 2017. In December 2016, the AUC approved ALP's request to enter into a negotiated settlement process. In January 2017, the parties successfully reached a negotiated settlement on all aspects of ALP’s 2017-2018 GTA. In February 2017, ALP filed with the AUC the 2017-2018 negotiated settlement application for approval. The application consists of negotiated reductions of C$16 million of operating expenses and C$40 million of transmission maintenance and information technology capital expenditures over the two years, as well as increase to miscellaneous revenue of C$3 million. These reductions resulted in a C$24 million, or 1.3%, net decrease to the two-year total revenue requirement applied for in ALP’s 2017-2018 GTA amendment filed in October 2016. In addition, ALP proposed to provide significant tariff relief through the refund of previously collected accumulated depreciation surplus of C$130 million (C$125 million net of other related impacts). The negotiated settlement agreement also provides for additional potential reductions over the two years through a 50/50 cost savings sharing mechanism.

The total tariff relief proposed in the 2015-2016 GTA compliance filing and the 2017-2018 GTA for ALP's customers totals approximately C$600 million over the 2015-2018 period.

2016 Generic Cost of Capital Proceeding

In April 2015, the AUC opened a new generic cost of capital proceeding to set the deemed capital structure and generic return on equity for 2016 and 2017. The AUC released its decision on this proceeding in October 2016, setting the deemed capital structure and generic return on equity for 2016 and 2017. The AUC set the return on equity at 8.3% for 2016 and 8.5% for 2017. ALP's equity ratio was set at 37% for 2016 and 2017. The AUC set deemed common equity ratios for each regulated utility that are consistent with credit ratings in the A category on a stand-alone basis and determined that company specific adjustments were not required for ALP's large capital build program. The AUC also concluded that there was a directional increase in generic business risk, mainly due to concerns with the principles reflected in the Utility Asset Disposition ("UAD") decision.

Deferral Account Reconciliation Application

In June 2016, the AUC issued its decision in relation to the 2012-2013 deferral accounts reconciliation application. Through its decision, the AUC approved C$1.9 billion of the total C$2.0 billion of capital projects included in the application with project costs of C$109 million deferred to a future hearing. In August 2016, ALP filed its 2012-2013 deferral accounts reconciliation compliance filing with the AUC to reflect the findings, conclusions and directions arising from the AUC's decision. In December 2016, the AUC approved the charge of C$59 million to the AESO as requested in the amended compliance filing.

Direct Assigned Capital Deferral Account (DACDA) filing

In the December 2016 compliance decision for the 2012-2013 DACDA, the AUC recognized the imbalance between the projects proposed to be in ALP’s 2014 and 2015 DACDAs and stated it was willing to consider a proposal by ALP to shift certain 2015 projects to its 2014 DACDA. In January 2017, ALP filed a proposal with the AUC to include six projects previously in its 2015 DACDA, approximately C$1 billion of additions, to ALP’s 2014 DACDA. In February 2017, the AUC approved ALP’s proposal.

Appeals of Recent AUC Decisions

In March 2015, the AUC issued its decision regarding cost of capital matters applicable to all electricity and natural gas utilities under its jurisdiction, including ALP. In its decision, which was retroactively applied to January 1, 2013, the AUC decreased the generic return on equity applicable to all utilities to 8.30% from the previously approved placeholder rate of 8.75% and decreased ALP's equity ratio from 37% to 36% for the years 2013, 2014 and 2015. ALP and other utilities had applied to the Alberta Court of Appeal for leave to appeal this decision; however, a decision not to proceed was made in the first quarter of 2016.

In November 2013, the AUC issued its UAD decision in which it concluded, among other things, that in the case of the extraordinary retirement of an asset before it is fully depreciated, under or over recovery of capital investment on an extraordinary retirement should be borne by the utility and its shareholders. ALP and other utilities appealed the AUC's UAD decision to the Alberta Court of Appeal, which was dismissed in September 2015. In November 2015, ALP, Epcor and Enmax, filed a joint leave application to the Supreme Court of Canada for appeal of the Alberta Court of Appeal's UAD decision. The Supreme Court of Canada dismissed the appeal in April 2016.

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

BHE U.S. Transmission

A significant portion of ETT's revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base regulatory rate review. In October 2016, the most recent interim filing was approved which set total annual revenue requirements at $373 million and a rate base of $2.7 billion. In a November 2015 open meeting at the PUCT, ETT committed to file a base regulatory rate review by February 2017. In January 2017, the PUCT approved ETT's request to suspend the base regulatory rate review filing and set ETT's annual revenue requirement to $327 million, effective March 2017. Results of a base regulatory rate review would be prospective except for any deemed disallowance by the PUCT of the transmission investment since the initial base regulatory rate review in 2007. A refund of interim transmission rates would reduce future net income and cash flows. Management is unable to determine a range of potential losses that are reasonably possible of occurring.

ENVIRONMENTAL LAWS AND REGULATIONS

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" of each respective Registrant in Item 7 of this Form 10-K for discussion of each Registrant's forecast environmental-related capital expenditures.

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

In October 2015, the EPA revised the national ambient air quality standard for ground level ozone, strengthening the standard from 75 parts per billion to 70 parts per billion. It is anticipated that the EPA will make attainment/nonattainment designations for the revised standards by late 2017. Nonattainment areas will have until 2020 to late 2037 to meet the standard. Given the level at which the standard was set in conjunction with retirements and the installation of controls, the new standard is not expected to have a significant impact on the relevant Registrant.

Until the 2015 standard is fully implemented, the EPA continues to implement the 2008 ozone standards. The Upper Green River Basin Area in Wyoming, including all of Sublette and portions of Lincoln and Sweetwater Counties, were proposed to be designated as nonattainment for the 2008 ozone standard. When the final designations were released in April 2012, portions of Lincoln and Sweetwater Counties and Sublette County were determined to be in marginal nonattainment. While PacifiCorp's Jim Bridger plant is located in Sweetwater County, it is not in the portion of the designated nonattainment area and has not been impacted by the 2012 designation. In December 2012, the EPA approved Nevada's request to re-designate Clark County to be in attainment for the 1997 eight-hour ozone standard while also approving Clark County's plan to maintain compliance with the standard through 2022. However, Clark County remains unclassifiable for the 2008 ozone standard. If the EPA revises the ozone standard to be more stringent, it is possible that Clark County will again be designated as nonattainment for ozone, creating the potential to impact Nevada Power's Clark, Sun Peak, Las Vegas, Lenzie, Silverhawk, Harry Allen, Higgins, and Goodsprings generating facilities. However, until such time as the 2015 standard is implemented or Clark County is classified as nonattainment for the 2008 or 2015 standards, any potential impacts cannot be determined.

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

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2010 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of sulfur dioxide and having an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations. Iowa submitted documentation to the EPA in April 2016 supporting its recommendation that Des Moines, Wapello and Woodbury Counties be designated as being in attainment of the standard. In July 2016, the EPA's final designations were published in the Federal Register indicating portions of Muscatine County, Iowa were in nonattainment with the 2010 sulfur dioxide standard, Woodbury County, Iowa was unclassifiable, and Des Moines and Wapello Counties were unclassifiable/attainment.

In January 2017, the states of Utah and Wyoming submitted a combination of modeling and a proposed monitoring plan to the EPA that will be used to determine if areas around PacifiCorp's coal facilities located within those states are in attainment with the one-hour sulfur dioxide standard. It is expected that the combination of modeling and monitoring will demonstrate that the areas surrounding PacifiCorp's coal facilities are in attainment with the standard.

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

The first phase of the rule was implemented January 1, 2015. In November 2015, the EPA released a proposed rule that would further reduce nitrogen oxides emissions in 2017. The final rule was published in the Federal Register in October 2016. The rule requires additional reductions in nitrogen oxides emissions beginning in May 2017. On December 23, 2016, a lawsuit was filed against the EPA in the D.C. Circuit over the final CSAPR "update" rule.

MidAmerican Energy has installed emissions controls at its coal-fueled generating facilities to comply with the CSAPR and may purchase emissions allowances to meet a portion of its compliance obligations. The cost of these allowances is subject to market conditions at the time of purchase and historically has not been material. MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of the rule and does not anticipate that any impacts of the CSAPR update will be significant.

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa and BHE Renewables operates natural gas-fueled generating facilities in Texas, Illinois and New York, which are subject to the CSAPR. However, the provisions are not anticipated to have a material impact on Berkshire Hathaway Energy or MidAmerican Energy. None of PacifiCorp's, Nevada Power's or Sierra Pacific's generating facilities are subject to the CSAPR. However, in a Notice of Data Availability published in the January 6, 2017, Federal Register, the EPA provided preliminary estimates of which upwind states may have linkages to downwind states experiencing ozone levels at or exceeding the 2015 ozone national ambient air quality standard of 70 parts per billion, and, using similar methodology to that in the CSAPR, indicated that Utah and Wyoming could have an obligation under the "good neighbor" provisions of the Clean Air Act to reduce nitrogen oxides emissions.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. The alternative BART analysis and revised regional haze SIP were submitted in June 2015 to the EPA for review and proposed action after a public comment period. The revised regional haze SIP included a state-enforceable requirement to cease operation of the Carbon Facility by August 15, 2015. PacifiCorp retired the Carbon Facility in December 2015. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties have filed requests with the EPA to reconsider and stay that decision, and have also filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA’s actions. The EPA has yet to respond to the administrative action filings. The Tenth Circuit has established procedural schedules for review of the stay request and the appeal, with filings in the stay proceeding having been concluded and awaiting action by the Tenth Circuit.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-nitrogen oxides burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak Facility in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for the Wyodak Facility, pending further action by the Tenth Circuit in the appeal. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit allowing Naughton Unit 3 to operate on coal through 2017 and providing for natural gas conversion of the unit in 2018; in October 2016, an application was filed with the Wyoming Department of Environmental Quality requesting a revision of the dates for the end of coal firing and the start of gas firing for Naughton Unit 3 to align with the requirements of the Wyoming SIP. The Wyoming Department of Environmental Quality has taken public comment on, but not yet approved, Naughton Unit 3 to cease coal firing no later than January 30, 2019, and complete the gas conversion by June 30, 2019. In its final action, the EPA indicated it supported the conversion of the unit to natural gas as its fuel source and would expedite action relative to consideration of the natural gas conversion once the state of Wyoming submitted the requisite SIP amendment; nonetheless, Naughton Unit 3 natural gas conversion, should it ultimately be pursued, remains subject to final approval by the EPA.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions requiring SCR controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, permit applications and studies were submitted to amend the Cholla Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. The Arizona Department of Environmental Quality prepared a draft permit and a revision to the Arizona regional haze SIP, held two public hearings in July 2015 and, after considering the comments received during the public comment period that closed on July 14, 2015, submitted the final proposals to the EPA for review, public comment and final action. The EPA issued its proposed action to approve amendments to the Arizona regional haze SIP, which were published in the Federal Register in July 2016. The EPA's final action to approve the amendments to the Arizona regional haze SIP was issued January 13, 2017, but has not yet been published in the Federal Register.

The state of Colorado regional haze SIP requires SCR controls at Craig Unit 2 and Hayden Units 1 and 2, in which PacifiCorp has ownership interests. Each of those regional haze compliance projects are either already in service or currently being constructed. In addition, in February 2015, the state of Colorado finalized an amendment to its regional haze SIP relating to Craig Unit 1, in which PacifiCorp has an ownership interest, to require the installation of SCR controls by 2021. The EPA has yet to act on the amended Colorado SIP. In September 2016, the owners of Craig Units 1 and 2 reached an agreement with state and federal agencies and certain environmental groups that were parties to the previous settlement requiring SCR to retire Unit 1 by December 31, 2025, in lieu of SCR installation, or alternatively to remove the unit from coal-fueled service in 2021 and implement a natural gas conversion by 2023, in lieu of SCR installation. The terms of the agreement were approved by the Colorado Air Quality Board in December 2016. The terms of the agreement will be incorporated into an amended Colorado regional haze SIP in 2017, which upon approval, will be submitted to the EPA for its review and approval process.

Until the EPA takes final action in each state and decisions have been made in the pending appeals, PacifiCorp, cannot fully determine the impacts of the Regional Haze Rule on its respective generating facilities.

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. Nevada Power, along with the other owners of the facility, have been reviewing the EPA's proposal to determine its impact on the viability of the facility's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. Renewal of the lease will require completion of an Environmental Impact Statement as well as a renewal of the fuel supply agreement. In September 2013, the EPA issued a supplemental proposal that included another BART alternative called the Technical Work Group Alternative, which is based on a proposal submitted to the EPA by a group of Navajo Generating Station stakeholders. The EPA accepted comments on the various alternatives through January 6, 2014 and, in August 2014, the EPA announced it had approved the final plan for the Navajo Generating Station, including the reduction of emissions of nitrogen oxides by approximately 80% through the retirement of one unit, or the curtailment of generation equivalent to one unit, in 2019 and installation of SCR controls at the other two units by 2030. In October 2014, several groups filed an appeal of the EPA's decision in the Ninth Circuit; oral arguments were heard by the Ninth Circuit on November 18, 2016. The Hopi Tribe was initially part of the larger group appeal but their challenge was subsequently severed from that appeal and is proceeding separately. Until such time as additional action is taken by the Ninth Circuit and the uncertainties regarding lease and agreement renewal terms for the Navajo Generating Station are addressed, Nevada Power cannot predict the outcome of this matter. Nevada Power filed the ERCR Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019, which was approved by the PUCN.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce greenhouse gas emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global greenhouse gas emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. Under the terms of the Paris Agreement, ratifying countries are bound for a three-year period and must provide one-year's notice of their intent to withdraw. The cornerstone of the United States' commitment is the Clean Power Plan which was finalized by the EPA in 2015.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards have been appealed to the D.C. Circuit and oral argument is scheduled to be heard April 17, 2017. However, despite the pendency of the appeal, any new fossil-fueled generating facilities constructed by the relevant Registrants will be required to meet the GHG new source performance standards.

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released in August 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The public comment period on the draft federal plan and proposed model trading rules closed January 21, 2016. States were required to submit their initial implementation plans by September 2016 but could request an extension to September 2018. However, on February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the full D.C. Circuit (with the exception of Chief Judge Merrick Garland) on September 27, 2016, and the court has not yet issued its decision. The full impacts of the final rule or the federal plan on the Registrants cannot be determined until the outcome of the pending litigation and subsequent appeals, the outcome of any issues should the case be remanded for further action by the EPA, the development and implementation of state plans, and finalization of the federal plan. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

In the absence of comprehensive climate legislation or regulation, the Registrants have continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. In July 2015, BHE signed the American Business Act on Climate pledge, in which BHE pledged to build on the Company's combined investment of more than $15 billion in renewable energy generation under construction and in operation through 2014 by investing up to an additional $15 billion. Components of BHE's pledge include:

•
Pursue the construction of an additional 552 MW of new wind-powered generation in Iowa, increasing MidAmerican Energy's generating portfolio to more than 4,000 MW of wind, which is forecast to be equivalent to 63 percent of its Iowa retail sales in 2017. MidAmerican Energy surpassed its Climate Pledge commitments in 2016 and is currently proceeding with the construction of an additional 2,000 MW of new wind-powered generation in Iowa. When complete, MidAmerican Energy’s wind portfolio will include more than 6,000 MW, which is forecast to be equivalent to 89 percent of its Iowa retail sales in 2020. MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities.

•	Retire more than 75 percent of the Nevada Utilities' coal-fueled generating capacity in Nevada by 2019.

•
Add more than 1,000 MW of incremental solar and wind capacity through long-term power purchase agreements to PacifiCorp's owned 1,030 MW of wind-powered generating capacity. PacifiCorp owns the second largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. PacifiCorp’s Climate Pledge commitments were met December 2016. The new capacity brings PacifiCorp’s non-carbon generating capacity to more than 4,500 MW, which is forecast to be equivalent to 22 percent of its retail sales in 2017.

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

The impact of events or conditions caused by climate change, whether from natural processes or human activities, are uncertain and could vary widely, from highly localized to worldwide, and the extent to which a utility's operations may be affected is uncertain. Climate change may cause physical and financial risk through, among other things, sea level rise, changes in precipitation and extreme weather events. Consumer demand for energy may increase or decrease, based on overall changes in weather and as customers promote lower energy consumption through the continued use of energy efficiency programs or other means. Availability of resources to generate electricity, such as water for hydroelectric production and cooling purposes, may also be impacted by climate change and could influence the Registrants' existing and future electricity generating portfolio. These issues may have a direct impact on the costs of electricity production and increase the price customers pay or their demand for electricity.

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

•
Under the authority of California's Global Warming Solutions Act, which includes a series of policies aimed at returning California greenhouse gas emissions to 1990 levels by 2020, the California Air Resources Board adopted a GHG cap-and-trade program with an effective date of January 1, 2012; compliance obligations were imposed on entities beginning in 2013. PacifiCorp is subject to the cap-and-trade program as a retail service provider in California and an importer of wholesale energy into California. In 2015, Governor Jerry Brown issued an executive order to reduce emissions to 40% below 1990 levels by 2030 and 80% by 2050. In September 2016, California Senate Bill 32 was signed into law establishing greenhouse gas emissions reduction targets of 40% below 1990 levels by 2030.

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

•
In September 2016, the Washington State Department of Ecology issued a final rule regulating GHG emissions from sources in Washington. The rule regulates greenhouse gases including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride beginning in 2017 with three-year compliance periods thereafter (i.e., 2017-2019, 2020-2022, etc.). Under the rule, the Washington State Department of Ecology will establish a GHG emissions reduction pathway for all covered entities. Covered entities may use emission reduction units, which may be traded with other covered entities, to meet their compliance requirements. PacifiCorp's resources that are covered under the rule include the Chehalis generating facility, which is a natural gas combined-cycle plant located in Washington state.

•
The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to reduce GHG emissions in ten Northeastern and Mid-Atlantic states, required, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018. In May 2011, New Jersey withdrew from participation in the Regional Greenhouse Gas Initiative. Following a program review in 2012, the nine Regional Greenhouse Gas Initiative states implemented a new 2014 cap which was approximately 45% lower than the 2012-2013 cap. The cap is reduced each year by 2.5% from 2015 to 2020. As called for in the 2012 program review, a program review was initiated for 2016 and continues through 2017 with the expectation that states will implement program changes in the fourth control period from 2018 to 2020.

GHG Litigation

Each Registrant closely monitors ongoing environmental litigation applicable to its respective operations. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. In the U.S. Supreme Court's 2011 decision in the case of American Electric Power Co., Inc., et al. v. Connecticut et al., the court addressed the question of whether federal common law nuisance claims could be maintained against certain electric power companies' for their GHG emissions and require the setting of an emissions cap for the emitters. The court held that the Clean Air Act and the EPA actions it authorizes displace any federal common law right to seek abatement of carbon dioxide emissions from fossil-fuel-fired power plants. Adverse rulings in GHG-related cases could result in increased or changed regulations and could increase costs for GHG emitters, including the Registrants' generating facilities.

The GHG rules, changes to those rules, and the Registrants' compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

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

The Oregon Renewable Energy Act ("OREA") provides a comprehensive renewable energy policy and RPS for Oregon. Subject to certain exemptions and cost limitations established in the law, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, and 20% in 2020 through 2024. In March 2016, Oregon Senate Bill No. 1547-B, the Clean Electricity and Coal Transition Plan, was signed into law. Senate Bill No. 1547-B requires that coal-fueled resources are eliminated from Oregon’s allocation of electricity by January 1, 2030, and increases the current RPS target from 25% in 2025 to 50% by 2040. Senate Bill No. 1547-B also implements new REC banking provisions, as well as the following interim RPS targets: 27% in 2025 through 2029, 35% in 2030 through 2034, 45% in 2035 through 2039, and 50% by 2040 and subsequent years. As required by the OREA, the OPUC has approved an automatic adjustment clause to allow an electric utility, including PacifiCorp, to recover prudently incurred costs of its investments in renewable energy generating facilities and associated transmission costs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the U.S. Supreme Court granted a petition to address jurisdictional challenges to the rule. Depending on the outcome of the appeal(s), a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. However, until the rule is fully litigated and finalized, the Registrants cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

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

At the time the rule was published in April 2015, PacifiCorp operated 18 surface impoundments and seven landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, nine surface impoundments and three landfills were either closed or repurposed to no longer receive coal combustion byproducts and hence are not subject to the final rule. At the time the rule was published in April 2015, MidAmerican Energy owned or operated nine surface impoundments and four landfills that contain coal combustion byproducts. Prior to the effective date of the rule in October 2015, MidAmerican Energy closed or repurposed six surface impoundments to no longer receive coal combustion byproducts. These six impoundments are subject to closure on or before April 2018. At the time the rule was published in April 2015, the Nevada Utilities operated ten evaporative surface impoundments and two landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, the Nevada Utilities closed four of the surface impoundments, four impoundments discontinued receipt of coal combustion byproducts and will be subject to final closure on or before April 2018, and two surface impoundments remain active and subject to the final rule. The two landfills remain active and subject to the final rule. Refer to Note 13 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for discussion of the impacts on asset retirement obligations as a result of the final rule.

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

•
The Nuclear Waste Policy Act of 1982, under which the United States Department of Energy is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Refer to Note 13 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 12 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's nuclear decommissioning obligations.

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

A significant portion of BHE's capital structure is comprised of debt, and BHE expects to incur additional debt in the future to fund items such as, among others, acquisitions, capital investments and the development and construction of new or expanded facilities. As of December 31, 2016, BHE had the following outstanding obligations:

•	senior unsecured debt of $7.8 billion;

•	junior subordinated debentures of $944 million;

•	borrowings under its commercial paper program of $834 million;

•	guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $460 million; and

•	commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $288 million.

BHE's consolidated subsidiaries also have significant amounts of outstanding debt, which totaled $28.4 billion as of December 31, 2016. These amounts exclude (a) trade debt, (b) preferred stock obligations, (c) letters of credit in respect of subsidiary debt, and (d) BHE's share of the outstanding debt of its own or its subsidiaries' equity method investments.

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

Because BHE is a holding company, the claims of its senior debt holders are structurally subordinated with respect to the assets and earnings of its subsidiaries. Therefore, the rights of its creditors to participate in the assets of any subsidiary in the event of a liquidation or reorganization are subject to the prior claims of the subsidiary's creditors and preferred shareholders, if any. In addition, pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties, MidAmerican Energy's electric utility properties in the state of Iowa, Nevada Power's and Sierra Pacific's properties in the state of Nevada and AltaLink's transmission properties, the equity interest of MidAmerican Funding's subsidiary, the long-term customer contracts of Kern River and substantially all of the assets of the subsidiaries of BHE Renewables that are direct or indirect owners of generation projects, are directly or indirectly pledged to secure their financings and, therefore, may be unavailable as potential sources of repayment of BHE's debt.

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

BHE's majority shareholder, Berkshire Hathaway, could exercise control over BHE in a manner that would benefit Berkshire Hathaway to the detriment of BHE's creditors and BHE could exercise control over the Subsidiary Registrants in a manner that would benefit BHE to the detriment of the Subsidiary Registrants' creditors and PacifiCorp's preferred stockholders.

Berkshire Hathaway is majority owner of BHE and has control over all decisions requiring shareholder approval. In circumstances involving a conflict of interest between Berkshire Hathaway and BHE's creditors, Berkshire Hathaway could exercise its control in a manner that would benefit Berkshire Hathaway to the detriment of BHE's creditors.

BHE indirectly owns all of the common stock of PacifiCorp, Nevada Power and Sierra Pacific and is the sole member of MidAmerican Funding and, accordingly, indirectly owns all of MidAmerican Energy's common stock. As a result, BHE has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between BHE and the creditors of the Subsidiary Registrants and PacifiCorp's preferred stockholders, BHE could exercise its control in a manner that would benefit BHE to the detriment of the Subsidiary Registrants' creditors and PacifiCorp's preferred stockholders.

Business Risks

Much of BHE's growth has been achieved through acquisitions, and any such acquisition may not be successful.

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

The operation of complex utility systems or interstate natural gas pipeline and storage systems that are spread over large geographic areas involves many operating uncertainties and events beyond each respective Registrant's control. These potential events include the breakdown or failure of the Registrants' thermal, nuclear, hydroelectric, solar, wind and other electricity generating facilities and related equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; failure to obtain, renew or maintain rights-of-way, easements and leases on United States federal, Native American, First Nations or tribal lands; terrorist activities or military or other actions, including cyber attacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third party excavation errors; unexpected degradation of pipeline systems; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, landslides, wars, terrorism, embargoes and mining accidents. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. For example, in the event of an uncontrolled release of water at one of PacifiCorp's high hazard potential hydroelectric dams, it is probable that loss of human life, disruption of lifeline facilities and property damage could occur in the downstream population and civil or other penalties could be imposed by the FERC. Any of these events or other operational events could significantly reduce or eliminate the relevant Registrant's revenue or significantly increase its expenses, thereby reducing the availability of distributions to BHE. For example, if the relevant Registrant cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, the Registrants self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of each Registrant's insurance coverage may change, including the portion that is self-insured. Any reduction of each Registrant's revenue or increase in its expenses resulting from the risks described above, could adversely affect the relevant Registrant's consolidated financial results.

Each Registrant is subject to extensive federal, state, local and foreign legislation and regulation, including numerous environmental, health, safety, reliability and other laws and regulations that affect its operations and costs. These laws and regulations are complex, dynamic and subject to new interpretations or change. In addition, new laws and regulations, including initiatives regarding deregulation and restructuring of the utility industry, are continually being proposed and enacted that impose new or revised requirements or standards on each Registrant.

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

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within each Registrant's service territories, such as the Nevada energy choice initiative; new environmental requirements, including the implementation of or changes to the Clean Power Plan, RPS and GHG emissions reduction goals; the issuance of new or stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations governing the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to each Registrant's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; the inability of each Registrant to recover its costs on a timely basis, if at all; new pipeline safety requirements; or a negative impact on each Registrant's current transportation and cost recovery arrangements. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on each Registrant.

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

State Regulatory Rate Review Proceedings

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

States set retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state or other jurisdiction. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense, investment and capital structure that it deems are just and reasonable in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return the Utilities will be given an opportunity to earn on their sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that each Registrant will be able to realize the allowed rate of return.

Energy cost increases above the level assumed in establishing base rates may be subject to customer sharing. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on the Utilities, despite efforts to minimize this impact through the use of hedging contracts and sharing mechanisms or through future general regulatory rate reviews. Any of these consequences could adversely affect each Registrant's consolidated financial results.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with transmission services provided by the Utilities' transmission facilities. Under the Federal Power Act, the Utilities, or MISO as it relates to MidAmerican Energy, may voluntarily file, or may be obligated to file, for changes, including general rate changes, to their system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which the Utilities sell electricity at wholesale, has jurisdiction over most of PacifiCorp's hydroelectric generating facilities and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of the Utilities to sell electricity at market-based rates, which could adversely affect each Registrant's consolidated financial results. The FERC also maintains rules concerning standards of conduct, affiliate restrictions, interlocking directorates and cross-subsidization. As a transmission owning member of MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. As participants in EIM, PacifiCorp, Nevada Power and Sierra Pacific are also subject to applicable California ISO rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The NERC has standards in place to ensure the reliability of the electric generation system and transmission grid. The Utilities are subject to the NERC's regulations and periodic audits to ensure compliance with those regulations. The NERC may carry out enforcement actions for non-compliance and administer significant financial penalties, subject to the FERC's review.

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

Rates for the interstate natural gas transmission and storage operations at the Pipeline Companies, which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for charges, are authorized by the FERC. In accordance with the FERC's rate-making principles, the Pipeline Companies' current maximum tariff rates are designed to recover prudently incurred costs included in their pipeline system's regulatory cost of service that are associated with the construction, operation and maintenance of their pipeline system and to afford the Pipeline Companies an opportunity to earn a reasonable rate of return. Nevertheless, the rates the FERC authorizes the Pipeline Companies to charge their customers may not be sufficient to recover the costs incurred to provide services in any given period. Moreover, from time to time, the FERC may change, alter or refine its policies or methodologies for establishing pipeline rates and terms and conditions of service. In addition, the FERC has the authority under Section 5 of the Natural Gas Act of 1938 ("NGA") to investigate whether a pipeline may be earning more than its allowed rate of return and, when appropriate, to institute proceedings against such pipeline to prospectively reduce rates. Any such proceedings, if instituted, could result in significantly adverse rate decreases.

Under FERC policy, interstate pipelines and their customers may execute contracts at negotiated rates, which may be above or below the maximum tariff rate for that service or the pipeline may agree to provide a discounted rate, which would be a rate between the maximum and minimum tariff rates. In a rate proceeding, rates in these contracts are generally not subject to adjustment. It is possible that the cost to perform services under negotiated or discounted rate contracts will exceed the cost used in the determination of the negotiated or discounted rates, which could result either in losses or lower rates of return for providing such services. Under certain circumstances, FERC policy allows interstate natural gas pipelines to design new maximum tariff rates to recover such costs in regulatory rate reviews. However, with respect to discounts granted to affiliates, the interstate natural gas pipeline must demonstrate that the discounted rate was necessary in order to meet competition.

GEMA Jurisdiction

The Northern Powergrid Distribution Companies, as Distribution Network Operators ("DNOs") and holders of electricity distribution licenses, are subject to regulation by GEMA. Most of the revenue of a DNO is controlled by a distribution price control formula set out in the electricity distribution license. The price control formula does not directly constrain profits from year to year, but is a control on revenue that operates independently of a significant portion of the DNO's actual costs. A resetting of the formula does not require the consent of the DNO, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition and Markets Authority. GEMA is able to impose financial penalties on DNOs that contravene any of their electricity distribution license duties or certain of their duties under British law, or fail to achieve satisfactory performance of individual standards prescribed by GEMA. Any penalty imposed must be reasonable and may not exceed 10% of the DNO's revenue. During the term of any price control, additional costs have a direct impact on the financial results of the Northern Powergrid Distribution Companies.

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

•
processing and approving general tariff applications relating to revenue requirements and rates of return including deemed capital structure for regulated utilities while ensuring that utility rates are just and reasonable and approval of the transmission tariff rates of regulated transmission providers by the AESO, which is the independent transmission system operator in Alberta that controls the operation of AltaLink's transmission system;

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

A significant sustained decrease in demand for electricity or natural gas in the markets served by each Registrant would decrease its operating revenue, could impact its planned capital expenditures and could adversely affect its consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•	a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas;

•	an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;

•	shifts in competitively priced natural gas supply sources away from the sources connected to the Pipeline Companies' systems, including shale gas sources;

•
efforts by customers, legislators and regulators to reduce the consumption of electricity generated or distributed by each Registrant through various existing laws and regulations, as well as, deregulation, conservation, energy efficiency and private generation measures and programs;

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

In most parts of the United States and other markets in which each Registrant operates, demand for electricity peaks during the summer months when irrigation and cooling needs are higher. Market prices for electricity also generally peak at that time. In other areas, demand for electricity peaks during the winter when heating needs are higher. In addition, demand for natural gas and other fuels generally peaks during the winter. This is especially true in MidAmerican Energy's and Sierra Pacific's retail natural gas businesses. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Periods of low rainfall or snowpack may negatively impact electricity generation at PacifiCorp's hydroelectric generating facilities, which may result in greater purchases of electricity from the wholesale market or from other sources at market prices. Additionally, PacifiCorp and MidAmerican Energy have added substantial wind-powered generating capacity, and BHE's unregulated subsidiaries are adding solar and wind-powered generating capacity, each of which is also a climate-dependent resource.

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

The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC accounting for approximately 22% of distribution revenue in 2016. AltaLink's primary source of operating revenue is the AESO. Generally, a single customer purchases the energy from BHE's independent power projects in the United States and the Philippines pursuant to long-term power purchase agreements. Any material performance failure by the counterparties in these arrangements could have a significant adverse impact on BHE's consolidated financial results.

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

Costs of providing each Registrant's defined benefit pension and other postretirement benefit plans and costs associated with the joint trustee plan to which PacifiCorp contributes depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, mortality assumptions, the interest rates used to measure required minimum funding levels, the funded status of the plans, changes in benefit design, tax deductibility and funding limits, changes in laws and government regulation and each Registrant's required or voluntary contributions made to the plans. Certain of the Registrant's pension and other postretirement benefit plans are in underfunded positions. Even if sustained growth in the investments over future periods increases the value of these plans' assets, each Registrant will likely be required to make cash contributions to fund these plans in the future. Additionally, each Registrant's plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions.

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

The residential real estate brokerage and mortgage industries tend to experience cycles of greater and lesser activity and profitability and are typically affected by changes in economic conditions, which are beyond HomeServices' control. Any of the following, among others, are examples of items that could have a material adverse effect on HomeServices' businesses by causing a general decline in the number of home sales, sale prices or the number of home financings which, in turn, would adversely affect its financial results:

•	rising interest rates or unemployment rates, including a sustained high unemployment rate in the United States;

•	periods of economic slowdown or recession in the markets served;

•	decreasing home affordability;

•	lack of available mortgage credit for potential homebuyers, such as the reduced availability of credit, which may continue into future periods;

•	inadequate home inventory levels;

•	nontraditional sources of new competition; and

•	changes in applicable tax law.

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

Not applicable.

Item 2.    Properties

Each Registrant's energy properties consist of the physical assets necessary to support its applicable electricity and natural gas businesses. Properties of the relevant Registrant's electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of PacifiCorp's electric generating facilities. Properties of the relevant Registrant's natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each Registrant's service territories. In addition to these physical assets, the Registrants have rights-of-way, mineral rights and water rights that enable each Registrant to utilize its facilities. It is the opinion of each Registrant's management that the principal depreciable properties owned by it are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties, MidAmerican Energy's electric utility properties in the state of Iowa, Nevada Power's and Sierra Pacific's properties in the state of Nevada, AltaLink's transmission properties and substantially all of the assets of the subsidiaries of BHE Renewables are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. For additional information regarding each Registrant's energy properties, refer to Item 1 of this Form 10-K and Notes 4, 5 and 21 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K, Notes 4 and 5 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of Nevada Power in Item 8 of this Form 10-K and Notes 3 and 4 of the Notes to Consolidated Financial Statements of Sierra Pacific in Item 8 of this Form 10-K.

The following table summarizes Berkshire Hathaway Energy's electric generating facilities that are in operation as of December 31, 2016:

			Facility Net	Net Owned
Energy			Capacity	Capacity
Source	Entity	Location by Significance	(MW)	(MW)

Natural gas	PacifiCorp, MidAmerican Energy, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	10,917	10,508

Coal	PacifiCorp, MidAmerican Energy and NV Energy	Wyoming, Iowa, Utah, Arizona, Nevada, Colorado and Montana	16,485	9,412

Wind	PacifiCorp, MidAmerican Energy and BHE Renewables	Iowa, Wyoming, Nebraska, Washington, California, Texas, Oregon, Illinois and Kansas	6,199	6,190

Solar	BHE Renewables and NV Energy	California, Arizona, Minnesota and Nevada	1,464	1,316

Hydroelectric	PacifiCorp, MidAmerican Energy and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,297	1,275

Nuclear	MidAmerican Energy	Illinois	1,824	456

Geothermal	PacifiCorp and BHE Renewables	California and Utah	370	370

		Total	38,556	29,527

Additionally, Berkshire Hathaway Energy has electric generating facilities that are under construction in Iowa and Minnesota as of December 31, 2016 having total Facility Net Capacity and Net Owned Capacity of 2,072 MW.

The right to construct and operate each Registrant's electric transmission and distribution facilities and interstate natural gas pipelines across certain property was obtained in most circumstances through negotiations and, where necessary, through prescription, eminent domain or similar rights. PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific, Northern Natural Gas and Kern River in the United States; Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc in Great Britain; and AltaLink in Alberta, Canada continue to have the power of eminent domain or similar rights in each of the jurisdictions in which they operate their respective facilities, but the United States and Canadian utilities do not have the power of eminent domain with respect to governmental, Native American or Canadian First Nations' tribal lands. Although the main Kern River pipeline crosses the Moapa Indian Reservation, all facilities in the Moapa Indian Reservation are located within a utility corridor that is reserved to the United States Department of Interior, Bureau of Land Management.

With respect to real property, each of the electric transmission and distribution facilities and interstate natural gas pipelines fall into two basic categories: (1) parcels that are owned in fee, such as certain of the electric generating facilities, electric substations, natural gas compressor stations, natural gas meter stations and office sites; and (2) parcels where the interest derives from leases, easements (including prescriptive easements), rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction, operation and maintenance of the electric transmission and distribution facilities and interstate natural gas pipelines. Each Registrant believes it has satisfactory title or interest to all of the real property making up their respective facilities in all material respects.

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

PACIFICORP

All common stock of PacifiCorp is held by its parent company, PPW Holdings LLC, which is a direct, wholly owned subsidiary of BHE. PacifiCorp declared and paid dividends to PPW Holdings LLC of $875 million in 2016 and $950 million in 2015.

For a discussion of regulatory restrictions that limit PacifiCorp's ability to pay dividends on common stock, refer to "Limitations" in PacifiCorp's Item 7 in this Form 10-K and to Note 15 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by BHE.

For a discussion of regulatory restrictions that limit MidAmerican Energy's ability to pay dividends on common stock, refer to "Debt Authorizations and Related Matters" in MidAmerican Energy's Item 7 in this Form 10-K and to Note 9 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K.

NEVADA POWER

All common stock of Nevada Power is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Nevada Power declared and paid dividends to NV Energy of $469 million in 2016 and $13 million in 2015.

SIERRA PACIFIC

All common stock of Sierra Pacific is held by its parent company, NV Energy. Sierra Pacific declared and paid dividends to NV Energy of $51 million in 2016 and $7 million in 2015.

Item 6.	Selected Financial Data

Berkshire Hathaway Energy Company and its subsidiaries	86
PacifiCorp and its subsidiaries	172
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	229
Nevada Power Company and its subsidiaries	302
Sierra Pacific Power Company and its subsidiaries	340

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	86
PacifiCorp and its subsidiaries	173
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	229
Nevada Power Company and its subsidiaries	302
Sierra Pacific Power Company and its subsidiaries	340

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Berkshire Hathaway Energy Company and its subsidiaries	105
PacifiCorp and its subsidiaries	185
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	241
Nevada Power Company and its subsidiaries	311
Sierra Pacific Power Company and its subsidiaries	349

Item 8.	Financial Statements and Supplementary Data

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2016(1)	2015(1)	2014(1)	2013(1)	2012
Consolidated Statement of Operations Data:
Operating revenue	$17,422	$17,880	$17,326	$12,635	$11,548
Net income	2,570	2,400	2,122	1,676	1,495
Net income attributable to BHE shareholders	2,542	2,370	2,095	1,636	1,472

	As of December 31,
	2016(1)	2015(1)	2014(1)	2013(1)	2012
Consolidated Balance Sheet Data:
Total assets(2)(3)	$85,440	$83,618	$81,816	$69,591	$52,212
Short-term debt	1,869	974	1,445	232	887
Long-term debt, including current maturities:
BHE senior debt(3)	7,818	7,814	7,810	6,575	4,592
BHE subordinated debt	944	2,944	3,794	2,594	—
Subsidiary debt(3)	27,354	27,214	26,848	22,645	16,007
Total BHE shareholders' equity	24,327	22,401	20,442	18,711	15,742

(1)	Reflects the completion of the AltaLink acquisition from December 1, 2014 and the NV Energy acquisition from December 19, 2013.

(2)
In December 2015, the Company retrospectively adopted Accounting Standards Update No. 2015-17, which resulted in the reclassification of certain deferred income tax balances previously recognized within other current assets in the amounts of $291 million, $211 million and $119 million, as of December 31, 2014, 2013 and 2012, respectively, as reductions in noncurrent deferred income tax liabilities.

(3)
In December 2015, the Company retrospectively adopted Accounting Standards Update 2015-03, which resulted in the reclassification of certain deferred debt issuance costs previously recognized within other assets in the amounts of $50 million, $41 million and $29 million, as of December 31, 2014, 2013 and 2012, respectively, as reductions in BHE senior debt, and certain deferred debt issuance costs previously recognized within other assets in the amounts of $147 million, $157 million and $107 million, as of December 31, 2014, 2013 and 2012, respectively, as reductions in subsidiary debt.

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

Results of Operations

Overview

Net income for the Company's reportable segments for the years ended December 31 is summarized as follows (in millions):

	2016	2015	Change		2015	2014	Change
Net income attributable to BHE shareholders:
PacifiCorp	$764	$697	$67	10%	$697	$700	$(3)	—%
MidAmerican Funding	532	442	90	20	442	393	49	12
NV Energy	359	379	(20)	(5)	379	354	25	7
Northern Powergrid	342	422	(80)	(19)	422	412	10	2
BHE Pipeline Group	249	243	6	2	243	230	13	6
BHE Transmission	214	186	28	15	186	56	130	*
BHE Renewables	179	124	55	44	124	121	3	2
HomeServices	127	104	23	22	104	83	21	25
BHE and Other	(224)	(227)	3	1	(227)	(254)	27	11
Total net income attributable to BHE shareholders	$2,542	$2,370	$172	7	$2,370	$2,095	$275	13
* Not meaningful

Net income attributable to BHE shareholders increased $172 million for 2016 compared to 2015 due to the following:

•
PacifiCorp's net income increased $67 million due to higher margins of $86 million, lower operations and maintenance expenses of $18 million, and higher production tax credits of $8 million, partially offset by higher depreciation and amortization of $13 million, lower AFUDC of $9 million and higher property taxes of $5 million. Margins increased primarily due to lower purchased electricity costs, higher retail rates, lower coal-fueled generation and lower natural gas costs, partially offset by lower wholesale electricity revenue from lower volumes and prices. Retail customer volumes decreased by 0.6% due to lower commercial customer usage in Utah and lower industrial customer usage primarily in Utah and Oregon, partially offset by an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah and the impacts of weather on residential customer volumes.

•
MidAmerican Funding's net income increased $90 million due to higher electric margins of $172 million, higher production tax credits of $39 million and lower fossil-fueled generation operations and maintenance of $35 million, partially offset by higher depreciation and amortization of $72 million from wind-powered generation and other plant placed in-service and an accrual related to an Iowa regulatory revenue sharing arrangement, a pre-tax gain of $13 million in 2015 on the sale of a generating facility lease, higher interest expense of $12 million and higher income taxes from the effects of ratemaking and higher pre-tax income. Electric margins reflect higher retail sales volumes, higher retail rates in Iowa, lower energy costs, higher wholesale revenue and higher transmission revenue.

•
NV Energy's net income decreased $20 million due to higher operating expense of $27 million, higher depreciation and amortization of $11 million due to higher plant in-service and lower electric margins of $2 million, partially offset by lower interest expense of $12 million. Operating expense increased due to benefits from changes in contingent liabilities in 2015 and regulatory disallowances in 2016. Electric margins decreased primarily due to lower transmission and wholesale revenue and lower customer usage offset by higher customer growth.

•
Northern Powergrid's net income decreased $80 million due to the stronger United States dollar of $47 million, lower distribution revenues mainly due to the recovery in 2015 of the December 2013 customer rebate and unfavorable movements in regulatory provisions, higher depreciation of $25 million from additional assets placed in service, higher write-offs of hydrocarbon well exploration costs of $15 million and higher interest expense of $7 million. These adverse variances were partially offset by higher smart meter revenue, lower operating expenses and lower income tax expense primarily due to the resolution of income tax return claims from prior years partially offset by decreased deferred income tax benefits due to a 1% reduction in the United Kingdom corporate income tax rate in 2016 compared to a 2% reduction in 2015.

•
BHE Pipeline Group's net income increased $6 million due to higher storage revenues, lower operating expenses and lower interest expense due to the early redemption in December 2015 of the 6.667% Senior Notes at Kern River, partially offset by lower transportation revenues and higher depreciation expense.

•
BHE Transmission's net income increased $28 million from higher earnings at AltaLink of $22 million and at BHE U.S. Transmission of $6 million. Earnings at AltaLink increased primarily due to additional assets placed in-service and favorable regulatory decisions, partially offset by a $26 million pre-tax impairment related to nonregulated natural gas-fueled generation assets and the stronger United States dollar of $5 million. BHE U.S. Transmission's earnings improved primarily from higher equity earnings at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service.

•
BHE Renewables' net income increased $55 million due to three tax equity investments reaching commercial operations in 2016 and higher production at wind projects, including additional capacity placed in-service in 2016 at two projects, partially offset by lower solar revenues mainly due to forced outages and higher depreciation expense due to additional wind and solar capacity placed in-service.

•
HomeServices' net income increased $23 million due to a 9% increase in closed brokerage units, primarily due to acquired brokerage businesses, a 2% increase in average home sales prices and higher earnings at existing mortgage and franchise businesses.

•
BHE and Other net loss improved $3 million due to lower interest expense, an increase in consolidated deferred state income tax benefits and higher investment returns, partially offset by higher United States income taxes on foreign earnings.

Net income attributable to BHE shareholders increased $275 million for 2015 compared to 2014 due to the following:

•
PacifiCorp's net income decreased $3 million due to the recognition of insurance recoveries for a fire claim in 2014, higher depreciation and amortization of $35 million, lower AFUDC of $25 million and higher property taxes, partially offset by higher margins of $109 million and lower production tax credits of $9 million. Margins increased primarily due to higher retail rates, lower purchased electricity prices, lower natural gas generation and costs, Utah mine disposition costs in 2014 and lower coal generation, partially offset by higher purchased electricity volumes, lower wholesale electricity revenue from lower volumes and prices and lower retail customer volumes. Customer volumes decreased 0.7% due to lower industrial customer usage in Utah and Wyoming and lower residential customer usage across the service territory, partially offset by an increase in the average number of residential customers in Utah and Oregon, an increase in the average number of commercial customers in Utah and the impacts of weather on residential, commercial and irrigation customer volumes.

•
MidAmerican Funding's net income increased $49 million due to higher regulated electric margins of $119 million, higher production tax credits of $27 million and lower fossil-fueled generation maintenance of $10 million, partially offset by higher depreciation and amortization of $56 million due to wind-powered generation and other plant placed in-service, lower AFUDC of $27 million, lower regulated natural gas margins of $12 million due to warmer temperatures in 2015 and higher interest expense of $9 million due to the issuance of first mortgage bonds in April 2014 and October 2015. Regulated electric margins increased primarily due to higher retail rates in Iowa and changes in rate structure related to seasonal pricing, lower purchased power costs, a lower average cost of fuel for generation and higher transmission revenue, partially offset by lower wholesale revenue. Electric retail customer volumes increased 1.2% as a result of strong industrial growth, partially offset by warmer winter temperatures compared to 2014.

•
NV Energy's net income increased $25 million due to higher electric margins of $76 million and lower interest expense of $21 million, partially offset by higher depreciation and amortization of $31 million due to higher regulatory amortizations and higher operating expense of $30 million, primarily related to energy efficiency costs. Electric margins increased primarily due to higher electric retail customer volumes of 2.4% from increased customer usage and growth and the impacts of weather.

•
Northern Powergrid's net income increased $10 million due to income tax benefits of $41 million from a 2% reduction in the United Kingdom corporate income tax rate, higher distribution revenue from recovery of the December 2013 customer rebate and favorable movements in regulatory provisions, and lower write-offs of hydrocarbon well exploration costs of $22 million, partially offset by lower tariff rates and distributed units and the stronger United States dollar of $34 million.

•
BHE Pipeline Group's net income increased $13 million due to lower operating expenses of $28 million primarily at Northern Natural Gas as a result of lower in-line inspection, hydrostatic testing and other maintenance project costs and higher transportation revenues of $7 million, partially offset by higher depreciation expense of $8 million and lower other income of $6 million due to a contract restructuring at Northern Natural Gas that expired in 2015.

•
BHE Transmission's net income increased $130 million from higher earnings at AltaLink of $120 million due to the acquisition of AltaLink on December 1, 2014, and at BHE U.S. Transmission of $10 million primarily related to lower acquisition and project development costs.

•
BHE Renewables' net income increased $3 million due to higher earnings of $18 million from solar projects primarily due to additional solar capacity at the Solar Star and Topaz Projects being placed in-service, partially offset by lower earnings of $18 million at CE Generation due to lower revenue from lower short run avoided cost pricing.

•
HomeServices' net income increased $21 million due to higher earnings at existing brokerage, mortgage and franchise businesses, due to higher closed units, and acquired brokerage businesses, partially offset by $12 million of gains in 2014 from the acquisition of interests in equity method investments.

•
BHE and Other net loss improved $27 million due to lower income tax expense from favorable consolidated deferred state income tax benefits and United States income taxes on foreign earnings, partially offset by higher interest expense from debt issuances in the fourth quarter of 2014.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2016	2015	Change		2015	2014	Change
Operating revenue:
PacifiCorp	$5,201	$5,232	$(31)	(1)%	$5,232	$5,252	$(20)	—%
MidAmerican Funding	2,631	2,515	116	5	2,515	2,844	(329)	(12)
NV Energy	2,895	3,351	(456)	(14)	3,351	3,241	110	3
Northern Powergrid	995	1,140	(145)	(13)	1,140	1,283	(143)	(11)
BHE Pipeline Group	978	1,016	(38)	(4)	1,016	1,078	(62)	(6)
BHE Transmission	502	592	(90)	(15)	592	62	530	*
BHE Renewables	743	728	15	2	728	623	105	17
HomeServices	2,801	2,526	275	11	2,526	2,144	382	18
BHE and Other	676	780	(104)	(13)	780	799	(19)	(2)
Total operating revenue	$17,422	$17,880	$(458)	(3)	$17,880	$17,326	$554	3

Operating income:
PacifiCorp	$1,427	$1,344	$83	6%	$1,344	$1,308	$36	3%
MidAmerican Funding	566	451	115	25	451	395	56	14
NV Energy	770	812	(42)	(5)	812	791	21	3
Northern Powergrid	494	593	(99)	(17)	593	674	(81)	(12)
BHE Pipeline Group	455	464	(9)	(2)	464	439	25	6
BHE Transmission	92	260	(168)	(65)	260	16	244	*
BHE Renewables	256	255	1	—	255	314	(59)	(19)
HomeServices	212	184	28	15	184	125	59	47
BHE and Other	(21)	(35)	14	40	(35)	(16)	(19)	*
Total operating income	$4,251	$4,328	$(77)	(2)	$4,328	$4,046	$282	7

* Not meaningful

PacifiCorp

Operating revenue decreased $31 million for 2016 compared to 2015 due to lower wholesale and other revenue of $88 million, partially offset by higher retail revenue of $57 million. Wholesale and other revenue decreased due to lower wholesale volumes of $65 million and lower average wholesale prices of $25 million. The increase in retail revenue was primarily due to higher retail rates. Retail customer volumes decreased by 0.6% due to lower commercial customer usage in Utah and lower industrial customer usage primarily in Utah and Oregon, partially offset by an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah and the impacts of weather on residential customer volumes.

Operating income increased $83 million for 2016 compared to 2015 due to higher margins of $86 million and lower operations and maintenance expenses of $18 million, partially offset by higher depreciation and amortization of $13 million and higher property taxes of $5 million. Margins increased due to lower energy costs of $117 million, partially offset by lower operating revenue of $31 million. Energy costs decreased primarily due to lower purchased electricity costs, lower coal-fueled generation and lower natural gas costs, partially offset by higher gas-fueled generation and higher coal costs. Operations and maintenance expenses decreased primarily due to lower plant maintenance costs associated with reduced generation and lower labor and benefit costs due to lower headcount, partially offset by a Washington rate case decision disallowing returns on recent selective catalytic reduction projects.

Operating revenue decreased $20 million for 2015 compared to 2014 due to lower wholesale and other revenue of $113 million, partially offset by higher retail revenue of $93 million. Wholesale and other revenue decreased due to lower wholesale volumes of $55 million, lower REC revenue of $31 million and lower average wholesale prices of $27 million. The increase in retail revenue was due to higher retail rates of $109 million, partially offset by lower retail customer volumes of $16 million. Customer volumes decreased 0.7% due to lower industrial customer usage in Utah and Wyoming and lower residential customer usage across the service territory, partially offset by an increase in the average number of residential customers in Utah and Oregon, an increase in the average number of commercial customers in Utah and the impacts of weather on residential, commercial and irrigation customer volumes.
Operating income increased $36 million for 2015 compared to 2014 due to higher margins of $109 million, partially offset by the recognition of insurance recoveries for a fire claim in 2014, higher depreciation and amortization of $35 million primarily due to higher plant in-service including the Lake Side 2 natural gas-fueled generating facility ("Lake Side 2") placed in-service in May 2014 and higher property taxes. Margins increased due to lower energy costs of $129 million, partially offset by the lower operating revenue. Energy costs decreased due to lower purchased electricity prices, lower natural gas generation, lower average cost of natural gas, Utah mine disposition costs in 2014 and lower coal generation, partially offset by higher purchased electricity volumes and lower net deferrals of incurred net power costs.
MidAmerican Funding

Operating revenue increased $116 million for 2016 compared to 2015 due to higher electric operating revenue of $148 million, partially offset by lower natural gas operating revenue of $24 million and lower other operating revenue of $8 million. Electric operating revenue increased due to higher retail revenue of $112 million and higher wholesale and other revenue of $36 million. Retail revenue increased $47 million from higher electric rates in Iowa effective January 1, 2016, $33 million from non-weather-related usage factors, including higher industrial sales volumes and $30 million from warmer cooling season temperatures, net of warmer winter temperatures in 2016. Electric retail customer volumes increased 3.8% from the favorable impact of temperatures and industrial growth. Electric wholesale and other revenue increased primarily due to higher wholesale prices of $25 million and higher transmission revenue of $17 million related to Multi-Value Projects, which are expected to increase as projects are constructed, partially offset by lower wholesale volumes of $6 million. Natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $42 million, which is offset in cost of sales, and 0.5% lower retail sales volumes, primarily from warmer winter temperatures in 2016, partially offset by 10.1% higher wholesale volumes. Other operating revenue decreased primarily due to the completion of major projects of a nonregulated utility construction subsidiary in 2015.

Operating income increased $115 million for 2016 compared to 2015 due to higher electric operating income of $112 million and higher natural gas operating income of $4 million. Electric operating income increased due to the higher operating revenue, lower energy costs of $24 million reflecting lower coal-fueled generation in part due to greater wind-powered generation, higher purchased power volumes and higher natural gas-fueled generation, lower fossil-fueled generation maintenance of $24 million from planned outages in 2015 and lower generation operations costs of $7 million, partially offset by higher depreciation and amortization of $70 million from wind-powered generation and other plant placed in-service and an accrual related to an Iowa regulatory revenue sharing arrangement, higher other generation maintenance of $13 million primarily from the addition of wind turbines and higher operating expense recovered through bill riders of $14 million. Natural gas operating income increased due to lower distribution costs.

Operating revenue decreased $329 million for 2015 compared to 2014 due to lower natural gas operating revenue of $335 million and lower other operating revenue of $14 million, partially offset by higher electric operating revenue of $20 million. Natural gas operating revenue decreased due to a lower average per-unit cost of gas sold of $290 million, which is offset in cost of sales, and 16.7% lower retail sales volumes primarily from warmer winter temperatures in 2015, partially offset by higher wholesale volumes. Electric operating revenue increased due to higher retail revenue of $84 million, partially offset by lower wholesale and other revenue of $64 million. Retail revenue increased $70 million from higher electric rates primarily in Iowa, $16 million from non-weather-related usage factors and $8 million from higher recoveries through bill riders and adjustment clauses, which is substantially offset in operating expense, partially offset by $10 million from the impact of warmer winter temperatures. The increase in Iowa electric rates reflects higher retail rates and changes in rate structure related to seasonal pricing that were effective with the implementation of final base rates in August 2014 and result in a greater differential between higher rates from June to September and lower rates in the remaining months. Electric retail customer volumes increased 1.2% as a result of strong industrial growth, net of the impact of temperatures compared to 2014. Electric wholesale and other revenue decreased primarily due to lower average wholesale prices of $62 million and lower wholesale volumes of $24 million, partially offset by higher transmission revenue of $25 million related to Multi-Value Projects.

Operating income increased $56 million for 2015 compared to 2014 due to higher electric operating income of $66 million, partially offset by lower natural gas operating income of $11 million. Electric operating income increased due to lower energy costs of $99 million from a lower average cost of fuel for generation and lower purchased power costs, the higher retail rates and changes in rate structure related to seasonal pricing, the higher transmission revenue and lower fossil-fueled generation maintenance from planned major outages in 2014 of $10 million, partially offset by the lower wholesale revenue and higher depreciation and amortization of $56 million due to wind generation and other plant placed in-service. Natural gas operating income decreased due to the lower retail sales volumes, partially offset by a one-time refund of $8 million to customers in 2014 of insurance recoveries related to environmental matters.

NV Energy

Operating revenue decreased $456 million for 2016 compared to 2015 due to lower electric operating revenue of $427 million, lower natural gas operating revenue of $27 million, primarily due to lower energy rates partially offset by higher customer usage, and lower other operating revenue of $2 million. Electric operating revenue decreased due to lower retail revenue of $414 million and lower wholesale, transmission and other revenue of $13 million. Retail revenue decreased primarily due to $431 million from lower retail rates primarily from lower energy costs which are passed on to customers through deferred energy adjustment mechanisms and $28 million from lower customer usage, partially offset by $38 million from higher customer growth, $11 million from higher customer usage primarily due to the impacts of weather and $4 million of higher energy efficiency rate revenue, which is offset in operating expense. Electric retail customer volumes were flat compared to 2015.

Operating income decreased $42 million for 2016 compared to 2015 due to higher operating expense of $27 million, primarily due to benefits from changes in contingent liabilities in 2015, regulatory disallowances in 2016 and higher energy efficiency program costs, which is offset in operating revenue, higher depreciation and amortization of $11 million due to higher plant in-service and lower electric margins of $2 million. Electric margins were lower due to the lower electric operating revenue offset by lower energy costs of $425 million. Energy costs decreased due to lower net deferred power costs of $413 million and a lower average cost of fuel for generation of $69 million, partially offset by higher purchased power costs of $57 million.

Operating revenue increased $110 million for 2015 compared to 2014 due to higher electric operating revenue of $94 million and higher natural gas operating revenue of $12 million due to increased customer usage and higher rates. Electric operating revenue increased due to higher retail revenue of $82 million and higher wholesale and other revenue of $12 million primarily due to higher transmission revenue. Retail revenue was higher due to $45 million from higher customer growth, $31 million of higher energy efficiency rate revenue, which is offset in operating expense, and $22 million of higher customer usage primarily due to the impacts of weather, partially offset by $18 million from lower retail rates primarily from lower energy costs which are passed on to customers through deferred energy adjustment mechanisms. Electric retail customer volumes increased 2.4% compared to 2014.

Operating income increased $21 million for 2015 compared to 2014 due to higher electric margins of $76 million from the higher electric operating revenue, partially offset by higher energy costs of $18 million, higher depreciation and amortization of $31 million and higher operating expense of $30 million, primarily related to energy efficiency program costs, which is offset in operating revenue. Energy costs increased due to higher net deferred power costs of $247 million, partially offset by a lower average cost of fuel for generation of $228 million.

Northern Powergrid

Operating revenue decreased $145 million for 2016 compared to 2015 due to the stronger United States dollar of $127 million, lower distribution revenues of $28 million and lower contracting revenue of $5 million, partially offset by higher smart meter revenue of $18 million. Distribution revenue decreased due to the recovery in 2015 of the December 2013 customer rebate of $22 million, lower units distributed and unfavorable movements on regulatory provisions of $8 million, partially offset by higher tariff rates. Operating income decreased $99 million for 2016 compared to 2015 mainly due to the stronger United States dollar of $61 million, the lower distribution revenue, higher depreciation expense of $25 million from additional distribution and smart meter assets placed in-service and higher write-offs of hydrocarbon well exploration costs of $15 million, partially offset by the higher smart meter revenue and lower pension costs.

Operating revenue decreased $143 million for 2015 compared to 2014 due to the stronger United States dollar of $90 million, lower distribution revenue of $43 million and lower contracting and other revenue of $10 million. Distribution revenue decreased due to lower tariff rates of $99 million mainly reflecting the impact of the new price control period effective April 1, 2015 and lower units distributed of $6 million, partially offset by the recovery in 2015 of the December 2013 customer rebate of $41 million and favorable movements in regulatory provisions of $21 million. Operating income decreased $81 million for 2015 compared to 2014 due to the stronger United States dollar of $47 million, the lower distribution revenue and higher pension costs of $9 million, partially offset by lower write-offs of hydrocarbon well exploration costs of $22 million.

BHE Pipeline Group

Operating revenue decreased $38 million for 2016 compared to 2015 due to lower gas sales of $25 million at Northern Natural Gas related to system and operational balancing activities, which are largely offset in cost of sales, and a $20 million reduction in transportation revenues, partially offset by a $7 million increase in storage revenues at Northern Natural Gas. Operating income decreased $9 million for 2016 compared to 2015 due to the lower transportation revenues and higher depreciation expense, partially offset by the higher storage revenues and lower operating expenses.

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

BHE Transmission

Operating revenue decreased $90 million for 2016 compared to 2015 due to a one-time reduction of $200 million from the 2015-2016 GTA decision received in May 2016 at AltaLink, AltaLink's change to the flow through method of recognizing income tax expense of $45 million, which is offset in income tax expense, and the stronger United States dollar of $20 million, partially offset by $175 million from additional assets placed in-service and recovery of higher costs. Operating income decreased $168 million for 2016 compared to 2015 due to the lower operating revenues at AltaLink, a $26 million impairment related to nonregulated natural gas-fueled generation assets and the stronger United States dollar of $5 million. The 2015-2016 GTA decision required AltaLink to refund $200 million to customers in 2016 through reduced monthly billings for the change from receiving cash during construction for the return on construction work-in-progress in rate base to recording allowance for borrowed and equity funds used during construction related to construction expenditures during the 2011 to 2014 time period. This amount is offset with higher capitalized interest and allowance for equity funds.

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

BHE Renewables

Operating revenue increased $15 million for 2016 compared to 2015 due to higher wind generation at the Pinyon Pines and Jumbo Road projects of $21 million, additional wind capacity placed in-service of $14 million, a favorable change in the valuation of a power purchase agreement derivative of $6 million and higher hydro generation of $6 million, partially offset by lower geothermal generation of $18 million and lower solar generation of $14 million mainly due to forced outages. Operating income increased $1 million for 2016 compared to 2015 due to the higher operating revenue being offset by higher depreciation expense of $14 million from additional wind and solar capacity placed in-service.

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

HomeServices

Operating revenue increased $275 million for 2016 compared to 2015 due to a 9% increase in closed brokerage units and a 2% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $106 million and an increase in acquired businesses totaling $169 million. The increase in existing businesses reflects a 2% increase in closed brokerage units, a 2% increase in average home sales prices and $34 million of higher mortgage revenue. Operating income increased $28 million for 2016 compared to 2015 due to the higher mortgage revenue and from acquired brokerage businesses, partially offset by lower earnings at existing brokerage businesses due to higher operating expenses offset by higher net revenues.

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

BHE and Other

Operating revenue decreased $104 million for 2016 compared to 2015 primarily due to lower electricity volumes and natural gas prices at MidAmerican Energy Services, LLC. Operating loss improved $14 million for 2016 compared to 2015 primarily due to higher margins of $10 million at MidAmerican Energy Services, LLC.

Operating revenue decreased $19 million for 2015 compared to 2014 primarily due to lower natural gas prices and volumes, partially offset by higher electricity prices and volumes, at MidAmerican Energy Services, LLC. Operating loss increased $19 million for 2015 compared to 2014 primarily due to lower margins of $4 million at MidAmerican Energy Services, LLC and higher other operating costs.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the years ended December 31 is summarized as follows (in millions):

	2016	2015	Change		2015	2014	Change

Subsidiary debt	$1,378	$1,392	$(14)	(1)%	$1,392	$1,280	$112	9%
BHE senior debt and other	411	408	3	1	408	353	55	16
BHE junior subordinated debentures	65	104	(39)	(38)	104	78	26	33
Total interest expense	$1,854	$1,904	$(50)	(3)	$1,904	$1,711	$193	11

Interest expense on subsidiary debt decreased $14 million for 2016 compared to 2015 due to debt issuances at MidAmerican Funding, NV Energy, Northern Powergrid, AltaLink and BHE Renewables, scheduled maturities and principal payments and by the impact of foreign currency exchange rate movements of $23 million.

Interest expense on BHE junior subordinated debentures decreased $39 million for 2016 compared to 2015 due to $2.0 billion of repayments in 2016.

Interest expense on subsidiary debt increased $112 million for 2015 compared to 2014 due to $132 million from the acquisition of AltaLink in December 2014, partially offset by $11 million from the impact of the foreign currency exchange rate.

Interest expense on BHE senior debt and other increased $55 million for 2015 compared to 2014 due to the issuance of $1.5 billion of BHE senior debt in December 2014, partially offset by scheduled maturities of BHE senior debt totaling $250 million in 2014.

Interest expense on BHE junior subordinated debentures increased $26 million for 2015 compared to 2014 from $1.5 billion of junior subordinated debentures issued to certain Berkshire Hathaway subsidiaries in 2014, partially offset by $850 million of repayments in 2015.

Capitalized Interest

Capitalized interest increased $65 million for 2016 compared to 2015 primarily due to $96 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by lower construction work-in-progress balances at AltaLink and PacifiCorp.

Capitalized interest decreased $15 million for 2015 compared to 2014 as $25 million from AltaLink was more than offset by lower construction work-in-progress balances at BHE Renewables, MidAmerican Energy and PacifiCorp.

Allowance for Equity Funds
Allowance for equity funds increased $67 million for 2016 compared to 2015 primarily due to $104 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by lower construction work-in-progress balances at AltaLink and PacifiCorp.

Allowance for equity funds decreased $7 million for 2015 compared to 2014 as $29 million from AltaLink was more than offset by lower construction work-in-progress balances at MidAmerican Energy and PacifiCorp.

Interest and Dividend Income
Interest and dividend income increased $13 million for 2016 compared to 2015 primarily due to a dividend from BYD Company Limited.

Interest and dividend income increased $69 million for 2015 compared to 2014 primarily due to the recognition of interest income on the financial asset established as a result of the adoption of ASC 853 at CalEnergy Philippines.

Income Tax Expense

Income tax expense decreased $47 million for 2016 compared to 2015 and the effective tax rate was 14% for 2016 and 16% for 2015. The effective tax rate decreased due to higher production tax credits of $107 million, the resolution of income tax return claims from prior years of $28 million and favorable impacts of rate making of $24 million, partially offset by unfavorable United States income taxes on foreign earnings of $46 million and lower deferred income tax benefits of $23 million due to a 1% reduction in the United Kingdom corporate income tax rate in 2016 compared to a 2% reduction in 2015.

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

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. A credit of $0.023 per kilowatt hour was applied to 2016, 2015 and 2014 production, respectively, which resulted in $398 million, $291 million and $258 million, respectively, in production tax credits.

Equity Income

Equity income for the years ended December 31 is summarized as follows (in millions):

	2016	2015	Change		2015	2014	Change
Equity income:
ETT	$95	$81	$14	17%	$81	$80	$1	1%
Agua Caliente	25	24	1	4	24	27	(3)	(11)
CE Generation	—	—	—	*	—	(8)	8	*
HomeServices	6	6	—	*	6	2	4	*
Other	(3)	4	(7)	*	4	8	(4)	(50)
Total equity income (loss)	$123	$115	$8	7	$115	$109	$6	6

* Not meaningful

Equity income increased $8 million for 2016 compared to 2015 primarily due to higher equity earnings of $14 million at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service, partially offset by a pre-tax loss of $9 million from tax equity investments at BHE Renewables.

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

As of December 31, 2016, the Company's total net liquidity was $4.7 billion as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$33	$17	$15	$330	$65	$10	$251	$721

Credit facilities	2,000	1,000	609	650	185	986	915	6,345
Less:
Short-term debt	(834)	(270)	(99)	—	—	(289)	(377)	(1,869)
Tax-exempt bond support and letters of credit	(7)	(142)	(220)	(80)	—	(8)	—	(457)
Net credit facilities	1,159	588	290	570	185	689	538	4,019

Total net liquidity	$1,192	$605	$305	$900	$250	$699	$789	$4,740
Credit facilities:
Maturity dates	2019	2018, 2019	2017, 2018	2018	2020	2017, 2018, 2021	2017, 2018

Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding the Company's credit facilities, letters of credit, equity commitments and other related items.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $6.1 billion and $7.0 billion, respectively. The change was primarily due to lower income tax receipts of $618 million and payment for the USA Power final judgment and postjudgment interest of $123 million.

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

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates will be 50% in 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Production tax credits were extended and phased-out for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2019. Production tax credits are maintained at full value through 2016, at 80% of value in 2017, at 60% of value in 2018, and 40% of value in 2019. Investment tax credits were extended and phased-down for solar projects that are under construction before the end of 2021 (investment tax credit rates are 30% through 2019, 26% in 2020 and 22% in 2021; they revert to the statutory rate of 10% thereafter). As a result of PATH, the Company's cash flows from operations are expected to benefit due to bonus depreciation on qualifying assets placed in-service through 2019, production tax credits through 2029 and investment tax credits earned on qualifying wind and solar projects through 2021, respectively.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(5.7) billion and $(6.2) billion, respectively. The change was primarily due to lower capital expenditures of $785 million, partially offset by higher funding of tax equity investments. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2015 and 2014 were $(6.2) billion and $(9.4) billion, respectively. The change was primarily due to lower acquisitions totaling $164 million in 2015 compared to $3.0 billion in 2014 ($2.7 billion for AltaLink) and lower capital expenditures of $680 million, partially offset by changes in restricted cash and investments of $201 million and higher equity method investments of $165 million.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2016 were $(690) million. Sources of cash totaled $3.2 billion and consisted mainly of proceeds from subsidiary debt totaling $2.3 billion and net proceeds from short-term debt of $880 million. Uses of cash totaled $3.9 billion and consisted mainly of $1.8 billion for repayments of subsidiary debt and repayments of BHE subordinated debt totaling $2 billion.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2014	2015	2016	2017	2018	2019

PacifiCorp	$1,066	$916	$903	$850	$985	$1,620
MidAmerican Funding	1,527	1,448	1,637	1,852	1,525	1,780
NV Energy	558	571	529	457	385	376
Northern Powergrid	675	674	579	626	520	420
BHE Pipeline Group	257	240	226	305	217	309
BHE Transmission	222	966	466	369	290	234
BHE Renewables	2,221	1,034	719	741	76	86
HomeServices	17	16	20	30	20	18
BHE and Other	12	10	11	21	19	16
Total	$6,555	$5,875	$5,090	$5,251	$4,037	$4,859

	Historical			Forecast
	2014	2015	2016	2017	2018	2019

Wind generation	$1,052	$1,177	$1,712	$1,166	$1,197	$2,178
Solar generation	1,896	786	69	654	18	2
Electric transmission	547	936	448	393	247	160
Environmental	258	134	70	139	102	23
Other developmental projects	178	63	48	197	42	174
Other operating	2,624	2,779	2,743	2,702	2,431	2,322
Total	$6,555	$5,875	$5,090	$5,251	$4,037	$4,859

The Company's historical and forecast capital expenditures consisted mainly of the following:

•	Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $943 million for 2016, $931 million for 2015 and $767 million for 2014. MidAmerican Energy placed in-service 600 MW (nominal ratings) during 2016, 608 MW (nominal ratings) during 2015 and 511 MW (nominal ratings) during 2014. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in-service in 2017 through 2019. MidAmerican Energy expects to spend $826 million in 2017, $853 million in 2018 and $1.4 billion in 2019 for these additional wind-powered generating facilities. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns if they are above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of federal production tax credits available.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $456 million for 2016, $246 million for 2015, and $286 million for 2014. The Marshall Wind Project with a total capacity of 72 MW achieved commercial operation in April 2016 and the Grande Prairie Wind Project with a total capacity of 400 MW achieved commercial operation in November 2016. The Jumbo Road Project with a total capacity of 300 MW achieved commercial operation in April 2015.

◦
Equipment purchases totaling $324 million in 2016 for the purposes of repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy and the construction of new wind-powered generating facilities at PacifiCorp and BHE Renewables. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered and new wind-powered generating facilities totals $323 million in 2017, $313 million in 2018 and $740 million in 2019. The energy production from the repowered and the new facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years once the equipment is placed in-service.

•	Solar generation includes the following:

◦	BHE Solar acquired the 110-MW Alamo 6 project located in Texas in January 2017 for approximately $385 million.

◦
BHE Solar spent $56 million in 2016 and $3 million in 2015 for construction of the community solar gardens in Minnesota and expects to spend an additional $153 million in 2017 and $6 million in 2018. The completed project will be comprised of 28 locations with a nominal facilities capacity of 96 MW.

◦
Construction of the Solar Star Projects totaling $10 million for 2016, $689 million for 2015 and $1.1 billion for 2014. Both projects declared July 1, 2015 as the commercial operation date in accordance with the power purchase agreements. Final completion under the engineering, procurement and construction agreements occurred November 30, 2015 and project completion was achieved under the financing documents on December 15, 2015.

◦
Construction of the Topaz Project totaling $49 million for 2015 and $814 million for 2014. Final completion under the engineering, procurement and construction agreement occurred February 28, 2015, and project completion was achieved under the financing documents on March 30, 2015.

•
Electric transmission includes investments for ALP's transmission system including directly assigned projects from the AESO, PacifiCorp's costs primarily associated with main grid reinforcement and the Energy Gateway Transmission Expansion Program and MidAmerican Energy's MVPs approved by the MISO for the construction of approximately 250 miles of 345 kV transmission line located in Iowa and Illinois.

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

•
Other operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid and investments in routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations
The Company has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes the Company's material contractual cash obligations as of December 31, 2016 (in millions):

	Payments Due By Periods
		2018-	2020-	2022 and
	2017	2019	2021	After	Total

BHE senior debt	$400	$1,000	$350	$6,125	$7,875
BHE junior subordinated debentures	—	—	—	944	944
Subsidiary debt	606	4,643	2,025	20,202	27,476
Interest payments on long-term debt(1)	1,789	3,257	2,853	18,269	26,168
Short-term debt	1,869	—	—	—	1,869
Fuel, capacity and transmission contract commitments(1)	2,370	2,995	2,218	10,053	17,636
Construction commitments(1)	852	115	2	4	973
Operating leases and easements(1)	141	223	160	1,085	1,609
Other(1)	339	496	435	871	2,141
Total contractual cash obligations	$8,366	$12,729	$8,043	$57,553	$86,691

(1)	Not reflected on the Consolidated Balance Sheets.

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

Additionally, the Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $170 million in 2015 and $584 million in 2016 and expects to contribute $87 million in 2017 and $201 million in 2018 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Regulatory Matters

The Company is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further discussion regarding the Company's general regulatory framework and current regulatory matters.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion regarding environmental laws and regulations and "Liquidity and Capital Resources" for discussion of the Company's forecast environmental-related capital expenditures.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, the applicable entities' credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2016, the Company would have been required to post $490 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 14 of Notes to Consolidated Financial Statements for a discussion of the Company's collateral requirements specific to its derivative contracts.

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

As of December 31, 2016, the Company's investments that are accounted for under the equity method had short- and long-term debt of $2.4 billion, unused revolving credit facilities of $348 million and letters of credit outstanding of $88 million. As of December 31, 2016, the Company's pro-rata share of such short- and long-term debt was $1.2 billion, unused revolving credit facilities was $143 million and outstanding letters of credit was $43 million. The entire amount of the Company's pro-rata share of the outstanding short- and long-term debt and unused revolving credit facilities is non-recourse to the Company. The entire amount of the Company's pro-rata share of the outstanding letters of credit is recourse to the Company. Although the Company is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

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

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal, state and provincial levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $4.5 billion and total regulatory liabilities were $3.1 billion as of December 31, 2016. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Regulated Businesses' regulatory assets and liabilities.

Derivatives

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. The Company also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate short- and long-term debt, future debt issuances and mortgage commitments. Additionally, BHE is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain and Canada. Each of BHE's business platforms has established a risk management process that is designed to identify, assess, manage, mitigate, monitor and report each of the various types of risk involved in its business. The Company employs a number of different derivative contracts, which may include forwards, futures, options, swaps and other agreements, to manage its commodity price, interest rate, and foreign currency exchange rate risk. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments, or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price, interest rate and foreign currency exchange rate risks, thereby exposing the unhedged portion to changes in market prices. Refer to Notes 14 and 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. As of December 31, 2016, the Company had a net derivative liability of $143 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are important because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2016, the Company had a net derivative asset of $66 million related to contracts where the Company uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

The majority of the Company's commodity derivative contracts are probable of inclusion in the rates of its rate-regulated subsidiaries, and changes in the estimated fair value of derivative contracts are generally recorded as net regulatory assets or liabilities. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2016, the Company had $148 million recorded as net regulatory assets related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Goodwill and Long-Lived Assets

The Company's Consolidated Balance Sheet as of December 31, 2016 includes goodwill of acquired businesses of $9.0 billion. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2016. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. Refer to Note 21 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's goodwill.

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2016, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Pension and Other Postretirement Benefits

Certain of the Company's subsidiaries sponsor defined benefit pension and other postretirement benefit plans that cover the majority of employees. The Company recognizes the funded status of the defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2016, the Company recognized a net liability totaling $451 million for the funded status of the defined benefit pension and other postretirement benefit plans. As of December 31, 2016, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets totaled $791 million and in AOCI totaled $603 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. The Company believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about the defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2016.

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

	Domestic Plans
			Other Postretirement		United Kingdom
	Pension Plans		Benefit Plans		Pension Plan
	+0.5%	-0.5%	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2016
Benefit Obligations:
Discount rate	$(147)	$163	$(31)	$34	$(189)	$216

Effect on 2016 Periodic Cost:
Discount rate	$(6)	$6	$—	$—	$(16)	$16
Expected rate of return on plan assets	(12)	12	(3)	3	(9)	9

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

The Utilities are required to pass income tax benefits related to certain property-related basis differences and other various differences on to their customers in certain state jurisdictions. As of December 31, 2016, these amounts were recognized as a regulatory asset of $1.6 billion and a regulatory liability of $25 million and will be included in regulated rates when the temporary differences reverse.

The Company has not established deferred income taxes on the undistributed foreign earnings of Northern Powergrid or AltaLink or the related currency translation adjustment that have been determined by management to be reinvested indefinitely. The cumulative undistributed foreign earnings were approximately $3.0 billion as of December 31, 2016. The Company periodically evaluates its capital requirements. If circumstances change in the future and a portion of Northern Powergrid's or AltaLink's undistributed earnings were repatriated, the dividends would be subject to taxation in the United States. However, any United States income tax liability would be offset, in part, by available United States income tax credits with respect to corporate income taxes previously paid in the United Kingdom and Canada. Because of the availability of foreign income tax credits, it is not practicable to determine the United States income tax liability that would be recognized if such cumulative earnings were not reinvested indefinitely. The Company has established deferred income taxes on all other undistributed foreign earnings. If opportunities become available to repatriate any available cash without triggering incremental United States income tax expense, the Company may distribute certain foreign earnings of Northern Powergrid and AltaLink.

Revenue Recognition - Unbilled Revenue

Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters, fixed reservation charges based on contractual quantities and rates or, in the case of the Great Britain distribution businesses, when information is received from the national settlement system. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $643 million as of December 31, 2016. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month and billed revenue is recorded based on the subsequent meter readings.

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

The table that follows summarizes the Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $74 million and $103 million, respectively, as of December 31, 2016 and 2015, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2016:
Not designated as hedging contracts	$(71)	$(37)	$(105)
Designated as hedging contracts	(16)	19	(51)
Total commodity derivative contracts	$(87)	$(18)	$(156)

As of December 31, 2015
Not designated as hedging contracts	$(186)	$(148)	$(224)
Designated as hedging contracts	(47)	(4)	(89)
Total commodity derivative contracts	$(233)	$(152)	$(313)

The settled cost of certain of the Company's commodity derivative contracts not designated as hedging contracts is included in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. As of December 31, 2016 and 2015, a net regulatory asset of $148 million and $250 million, respectively, was recorded related to the net derivative liability of $71 million and $186 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables. For the Company's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose the Company to earnings volatility. The settled cost of these commodity derivative contracts is generally included in regulated rates. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms.

Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt, future debt issuances and mortgage commitments. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the Company's fixed-rate long-term debt does not expose the Company to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. The nature and amount of the Company's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 8, 9, 10, and 15 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of the Company's short- and long-term debt.

As of December 31, 2016 and 2015, the Company had short- and long-term variable-rate obligations totaling $4.2 billion and $5.5 billion, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2016 and 2015.

The Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments, or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. Changes in fair value of agreements designated as cash flow hedges are reported in accumulated other comprehensive income to the extent the hedge is effective until the forecasted transaction occurs. Changes in fair value of agreements not designated as hedging contracts are recognized in earnings. As of December 31, 2016 and 2015, the Company had variable-to-fixed interest rate swaps with notional amounts of $714 million and $653 million, respectively, to protect the Company against an increase in interest rates. Additionally, as of December 31, 2016 and 2015, the Company had mortgage commitments, net, with notional amounts of $309 million and $312 million, respectively, to protect the Company against an increase in interest rates. The fair value of the Company's interest rate derivative contracts was a net derivative asset of $10 million as of December 31, 2016, and a net derivative liability of $4 million as of December 31, 2015. A hypothetical 20 basis point increase and a 20 basis point decrease in the interest rate would not have a material impact on the Company.

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

As of December 31, 2016 and 2015, the Company's investment in BYD Company Limited common stock represented approximately 75% and 76%, respectively, of the total fair value of the Company's equity securities. The majority of the Company's remaining equity securities related to certain trust funds in which realized and unrealized gains and losses are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. The following table summarizes the Company's investment in BYD Company Limited as of December 31, 2016 and 2015 and the effects of a hypothetical 30% increase and a 30% decrease in market price as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

			Estimated	Hypothetical
		Hypothetical	Fair Value after	Percentage Increase
	Fair	Price	Hypothetical	(Decrease) in BHE
	Value	Change	Change in Prices	Shareholders' Equity

As of December 31, 2016	$1,185	30% increase	$1,541	1%
		30% decrease	830	(1)

As of December 31, 2015	$1,238	30% increase	$1,609	1%
		30% decrease	867	(1)

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

Northern Powergrid's functional currency is the British pound. As of December 31, 2016, a 10% devaluation in the British pound to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $356 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for Northern Powergrid of $34 million in 2016.

AltaLink's functional currency is the Canadian dollar. As of December 31, 2016, a 10% devaluation in the Canadian dollar to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $275 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for AltaLink of $15 million in 2016.

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

As of December 31, 2016, PacifiCorp's aggregate credit exposure from wholesale activities totaled $136 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2016, $135 million, or 99.6%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2016, two counterparties comprised $87 million, or 64%, of the aggregate credit exposure. The two counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2016.

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in regional transmission organizations ("RTOs"), including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2016, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

As of December 31, 2016, NV Energy's aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

Northern Natural Gas' primary customers include utilities in the upper Midwest. Kern River's primary customers are electric and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and financial institutions. As a general policy, collateral is not required for receivables from creditworthy customers. Customers' financial condition and creditworthiness, as defined by the tariff, are regularly evaluated and historical losses have been minimal. In order to provide protection against credit risk, and as permitted by the separate terms of each of Northern Natural Gas' and Kern River's tariffs, the companies have required customers that lack creditworthiness to provide cash deposits, letters of credit or other security until they meet the creditworthiness requirements of the respective tariff.

Northern Powergrid

The Northern Powergrid Distribution Companies charge fees for the use of their distribution systems to supply companies. The supply companies, which purchase electricity from generators and traders and sell the electricity to end-use customers, use the Northern Powergrid Distribution Companies' distribution networks pursuant to the multilateral "Distribution Connection and Use of System Agreement." The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC accounting for approximately 22% of distribution revenue in 2016. The industry operates in accordance with a framework which sets credit limits for each supply business based on its credit rating or payment history and requires them to provide credit cover if their value at risk (measured as being equivalent to 45 days usage) exceeds the credit limit. Acceptable credit typically is provided in the form of a parent company guarantee, letter of credit or an escrow account. Ofgem has indicated that, provided the Northern Powergrid Distribution Companies have implemented credit control, billing and collection in line with best practice guidelines and can demonstrate compliance with the guidelines or are able to satisfactorily explain departure from the guidelines, any bad debt losses arising from supplier default will be recovered through an increase in future allowed income. Losses incurred to date have not been material.

AltaLink

AltaLink's primary source of operating revenue is the AESO, an entity rated AA- by Standard and Poor's. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations would significantly impair AltaLink's ability to meet its existing and future obligations. Total operating revenue for AltaLink was $502 million for the year ended December 31, 2016.

BHE Renewables

BHE Renewables owns independent power projects in the United States and the Philippines that generally have separate project financing agreements. These projects source of operating revenue is derived primarily from long-term power purchase agreements with single customers, primarily utilities, which expire between 2017 and 2040. Because of the dependence generally from a single customer at each project, any material failure of the customer to fulfill its obligations would significantly impair that project's ability to meet its existing and future obligations. Total operating revenue for BHE Renewables was $743 million for the year ended December 31, 2016.

Other Energy Business

MidAmerican Energy Services, LLC ("MES") is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with financial institutions and other market participants. Credit risk may be concentrated to the extent that MES' counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, MES analyzes the financial condition of each significant wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, MES enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. If required, MES exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

As of December 31, 2016, MES' aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Energy Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	Deloitte & Touche LLP

Des Moines, Iowa
February 24, 2017

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$721	$1,108
Trade receivables, net	1,751	1,785
Income taxes receivable	—	319
Inventories	925	882
Mortgage loans held for sale	359	335
Other current assets	917	814
Total current assets	4,673	5,243

Property, plant and equipment, net	62,509	60,769
Goodwill	9,010	9,076
Regulatory assets	4,307	4,155
Investments and restricted cash and investments	3,945	3,367
Other assets	996	1,008

Total assets	$85,440	$83,618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,317	$1,564
Accrued interest	454	469
Accrued property, income and other taxes	389	372
Accrued employee expenses	261	264
Regulatory liabilities	187	402
Short-term debt	1,869	974
Current portion of long-term debt	1,006	1,148
Other current liabilities	830	896
Total current liabilities	6,313	6,089

Regulatory liabilities	2,933	2,631
BHE senior debt	7,418	7,814
BHE junior subordinated debentures	944	2,944
Subsidiary debt	26,748	26,066
Deferred income taxes	13,879	12,685
Other long-term liabilities	2,742	2,854
Total liabilities	60,977	61,083

Commitments and contingencies (Note 16)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,390	6,403
Retained earnings	19,448	16,906
Accumulated other comprehensive loss, net	(1,511)	(908)
Total BHE shareholders' equity	24,327	22,401
Noncontrolling interests	136	134
Total equity	24,463	22,535

Total liabilities and equity	$85,440	$83,618

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Energy	$14,621	$15,354	$15,182
Real estate	2,801	2,526	2,144
Total operating revenue	17,422	17,880	17,326

Operating costs and expenses:
Energy:
Cost of sales	4,315	5,079	5,732
Operating expense	3,707	3,732	3,501
Depreciation and amortization	2,560	2,399	2,028
Real estate	2,589	2,342	2,019
Total operating costs and expenses	13,171	13,552	13,280

Operating income	4,251	4,328	4,046

Other income (expense):
Interest expense	(1,854)	(1,904)	(1,711)
Capitalized interest	139	74	89
Allowance for equity funds	158	91	98
Interest and dividend income	120	107	38
Other, net	36	39	42
Total other income (expense)	(1,401)	(1,593)	(1,444)

Income before income tax expense and equity income	2,850	2,735	2,602
Income tax expense	403	450	589
Equity income	123	115	109
Net income	2,570	2,400	2,122
Net income attributable to noncontrolling interests	28	30	27
Net income attributable to BHE shareholders	$2,542	$2,370	$2,095

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$2,570	$2,400	$2,122

Other comprehensive loss, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $11, $17 and $19	(9)	52	69
Foreign currency translation adjustment	(583)	(680)	(314)
Unrealized (losses) gains on available-for-sale securities, net of tax of $(19), $129 and $(84)	(30)	225	(134)
Unrealized gains (losses) on cash flow hedges, net of tax of $13, $(7) and $(13)	19	(11)	(18)
Total other comprehensive loss, net of tax	(603)	(414)	(397)

Comprehensive income	1,967	1,986	1,725
Comprehensive income attributable to noncontrolling interests	28	30	27
Comprehensive income attributable to BHE shareholders	$1,939	$1,956	$1,698

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2013	77	$—	$6,390	$12,418	$(97)	$105	$18,816
Net income	—	—	—	2,095	—	17	2,112
Other comprehensive loss	—	—	—	—	(397)	—	(397)
Distributions	—	—	—	—	—	(22)	(22)
Other equity transactions	—	—	33	—	—	31	64
Balance, December 31, 2014	77	—	6,423	14,513	(494)	131	20,573
Adoption of ASC 853	—	—	—	56	—	11	67
Net income	—	—	—	2,370	—	18	2,388
Other comprehensive loss	—	—	—	—	(414)	—	(414)
Distributions	—	—	—	—	—	(21)	(21)
Common stock purchases	—	—	(3)	(33)	—	—	(36)
Other equity transactions	—	—	(17)	—	—	(5)	(22)
Balance, December 31, 2015	77	—	6,403	16,906	(908)	134	22,535
Net income	—	—	—	2,542	—	14	2,556
Other comprehensive loss	—	—	—	—	(603)	—	(603)
Distributions	—	—	—	—	—	(20)	(20)
Other equity transactions	—	—	(13)	—	—	8	(5)
Balance, December 31, 2016	77	$—	$6,390	$19,448	$(1,511)	$136	$24,463

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$2,570	$2,400	$2,122
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,591	2,428	2,057
Allowance for equity funds	(158)	(91)	(98)
Equity income, net of distributions	(67)	(38)	(79)
Changes in regulatory assets and liabilities	(34)	356	(168)
Deferred income taxes and amortization of investment tax credits	1,090	1,265	2,335
Other, net	(80)	11	147
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(158)	(9)	(44)
Derivative collateral, net	32	(14)	(70)
Pension and other postretirement benefit plans	(79)	(11)	86
Accrued property, income and other taxes	377	877	(1,117)
Accounts payable and other liabilities	(28)	(194)	(25)
Net cash flows from operating activities	6,056	6,980	5,146

Cash flows from investing activities:
Capital expenditures	(5,090)	(5,875)	(6,555)
Acquisitions, net of cash acquired	(66)	(164)	(2,956)
(Increase) decrease in restricted cash and investments	(36)	(28)	173
Purchases of available-for-sale securities	(141)	(144)	(150)
Proceeds from sales of available-for-sale securities	191	142	118
Equity method investments	(570)	(202)	(37)
Other, net	(34)	41	(11)
Net cash flows from investing activities	(5,746)	(6,230)	(9,418)

Cash flows from financing activities:
Proceeds from BHE senior debt	—	—	1,478
Proceeds from BHE junior subordinated debentures	—	—	1,500
Repayments of BHE senior debt and junior subordinated debentures	(2,000)	(850)	(550)
Common stock purchases	—	(36)	—
Proceeds from subsidiary debt	2,327	2,479	1,257
Repayments of subsidiary debt	(1,831)	(1,354)	(971)
Net proceeds from (repayments of) short-term debt	879	(421)	1,055
Other, net	(65)	(73)	(44)
Net cash flows from financing activities	(690)	(255)	3,725

Effect of exchange rate changes	(7)	(4)	(11)

Net change in cash and cash equivalents	(387)	491	(558)
Cash and cash equivalents at beginning of period	1,108	617	1,175
Cash and cash equivalents at end of period	$721	$1,108	$617

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Operations

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

Allowance for Doubtful Accounts

Trade receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2016 and 2015, the allowance for doubtful accounts totaled $33 million and $31 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets.

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

Inventories

Inventories consist mainly of fuel, which includes coal stocks, stored gas and fuel oil, totaling $402 million and $353 million as of December 31, 2016 and 2015, respectively, and materials and supplies totaling $523 million and $529 million as of December 31, 2016 and 2015, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined primarily using the average cost method. The cost of stored gas is determined using either the last-in-first-out ("LIFO") method or the lower of average cost or market. With respect to inventories carried at LIFO cost, the replacement cost would be $27 million and $8 million higher as of December 31, 2016 and 2015, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, the Company estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2016, 2015 and 2014, the Company did not record any goodwill impairments.

The Company records goodwill adjustments for (a) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill and (b) changes to the purchase price allocation prior to the end of the measurement period, which is not to exceed one year from the acquisition date.

Revenue Recognition

Energy Businesses

Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2016 and 2015, unbilled revenue was $643 million and $660 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets. Rates for energy businesses are established by regulators or contractual arrangements. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific (the "Utilities") are required to pass on to their customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability. As of December 31, 2016 and 2015, these amounts were recognized as regulatory assets of $1.6 billion and $1.5 billion, respectively, and regulatory liabilities of $25 million and $29 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

The Company has not established deferred income taxes on the undistributed foreign earnings of Northern Powergrid or AltaLink or the related currency translation adjustment that have been determined by management to be reinvested indefinitely. The cumulative undistributed foreign earnings were approximately $3.0 billion as of December 31, 2016. The Company periodically evaluates its capital requirements. If circumstances change in the future and a portion of Northern Powergrid's or AltaLink's undistributed earnings were repatriated, the dividends would be subject to taxation in the United States. However, any United States income tax liability would be offset, in part, by available United States income tax credits with respect to corporate income taxes previously paid in the United Kingdom and Canada. Because of the availability of foreign income tax credits, it is not practicable to determine the United States income tax liability that would be recognized if such cumulative earnings were not reinvested indefinitely. The Company has established deferred income taxes on all other undistributed foreign earnings. If opportunities become available to repatriate any available cash without triggering incremental United States income tax expense, the Company may distribute certain foreign earnings of Northern Powergrid and AltaLink.

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

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, which amends FASB Accounting Standards Codification ("ASC") Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. The material impacts currently identified include recording the unrealized gains and losses on available-for-sale securities in the Consolidated Statements of Operations as opposed to OCI. For the years ended December 31, 2016, 2015 and 2014, these amounts, net of tax, were $(30) million, $225 million and $(134) million, respectively.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. The Company currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when the Company has the right to invoice as it corresponds directly with the value to the customer of the Company’s performance to date. The Company's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by regulated energy, nonregulated energy and real estate, with further disaggregation of regulated energy by jurisdiction and real estate by line of business.

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

(3)    Business Acquisitions

BHE owns a highly diversified portfolio of businesses comprised primarily of regulated utilities. Consistent with BHE's strategy to grow and further diversify through a disciplined acquisition approach, the Company closed on several acquisitions during 2016, 2015 and 2014.

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

ALP is a regulated electric transmission business, headquartered in Calgary, Alberta. ALP owns 8,200 miles of transmission lines and 300 substations in Alberta and operates under a cost-of-service regulatory model, including a forward test year, overseen by the Alberta Utilities Commission ("AUC").

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

2014

Operating revenue	17,888

Net income attributable to BHE shareholders	2,155

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of BHE.

Other

In 2016, the Company completed various other acquisitions totaling $66 million. The purchase prices were allocated to the assets acquired and liabilities assumed in each acquisition. The assets acquired consisted of property, plant and equipment, development and construction costs for renewable projects, other working capital items, goodwill of $50 million and other identifiable intangible assets. The liabilities assumed totaled $54 million.

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

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable
	Life	2016	2015
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$71,536	$69,248
Interstate natural gas pipeline assets	3-80 years	6,942	6,755
		78,478	76,003
Accumulated depreciation and amortization		(23,603)	(22,682)
Regulated assets, net		54,875	53,321

Nonregulated assets:
Independent power plants	5-30 years	5,594	4,751
Other assets	3-30 years	1,002	875
		6,596	5,626
Accumulated depreciation and amortization		(1,060)	(805)
Nonregulated assets, net		5,536	4,821

Net operating assets		60,411	58,142
Construction work-in-progress		2,098	2,627
Property, plant and equipment, net		$62,509	$60,769
Construction work-in-progress includes $1.8 billion and $2.3 billion as of December 31, 2016 and 2015, respectively, related to the construction of regulated assets.

During the fourth quarter of 2016, MidAmerican Energy revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $3 million in 2016 and $34 million annually based on depreciable plant balances at the time of the change.

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

The amounts shown in the table below represent the Company's share in each jointly owned facility as of December 31, 2016 (dollars in millions):

			Accumulated	Construction
	Company	Facility In	Depreciation and	Work-in-
	Share	Service	Amortization	Progress
PacifiCorp:
Jim Bridger Nos. 1-4	67%	$1,420	$583	$10
Hunter No. 1	94	473	161	1
Hunter No. 2	60	296	98	—
Wyodak	80	467	203	1
Colstrip Nos. 3 and 4	10	244	130	5
Hermiston	50	178	76	2
Craig Nos. 1 and 2	19	325	223	32
Hayden No. 1	25	74	32	—
Hayden No. 2	13	43	20	—
Foote Creek	79	39	25	—
Transmission and distribution facilities	Various	777	228	61
Total PacifiCorp		4,336	1,779	112
MidAmerican Energy:
Louisa No. 1	88%	766	418	9
Quad Cities Nos. 1 and 2(1)	25	689	367	7
Walter Scott, Jr. No. 3	79	614	303	1
Walter Scott, Jr. No. 4(2)	60	448	101	2
George Neal No. 4	41	307	154	1
Ottumwa No. 1	52	548	191	13
George Neal No. 3	72	426	174	1
Transmission facilities	Various	247	86	1
Total MidAmerican Energy		4,045	1,794	35
NV Energy:
Navajo	11%	213	145	2
Silverhawk	75	248	66	3
Valmy	50	389	216	1
Transmission facilities	Various	213	41	—
Total NV Energy		1,063	468	6
BHE Pipeline Group - common facilities	Various	286	164	—
Total		$9,730	$4,205	$153

(1)	Includes amounts related to nuclear fuel.

(2)	Facility in-service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $75 million, respectively.

(6)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future regulated rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2016	2015

Deferred income taxes(1)	27 years	$1,754	$1,577
Employee benefit plans(2)	17 years	816	778
Asset disposition costs	Various	281	307
Deferred net power costs	1 year	38	140
Asset retirement obligations	12 years	301	281
Unrealized loss on regulated derivative contracts	5 years	154	250
Abandoned projects	3 years	159	136
Unamortized contract values	7 years	98	110
Other	Various	856	706
Total regulatory assets		$4,457	$4,285

Reflected as:
Current assets		$150	$130
Noncurrent assets		4,307	4,155
Total regulatory assets		$4,457	$4,285

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

The Company had regulatory assets not earning a return on investment of $2.8 billion and $2.3 billion as of December 31, 2016 and 2015, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2016	2015

Cost of removal(1)	27 years	$2,242	$2,167
Deferred net power costs	1 years	64	206
Asset retirement obligations	35 years	122	147
Levelized depreciation	23 years	244	199
Impact fees	6 years	90	—
Employee benefit plans(2)	12 years	25	13
Unrealized gain on regulated derivative contracts	1 year	6	—
Other	Various	327	301
Total regulatory liabilities		$3,120	$3,033

Reflected as:
Current liabilities		$187	$402
Noncurrent liabilities		2,933	2,631
Total regulatory liabilities		$3,120	$3,033

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

ALP General Tariff Application ("GTA")

In November 2014, ALP filed a GTA requesting the Alberta Utilities Commission ("AUC") to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the Alberta Electric System Operator. ALP amended the GTA in June 2015 to propose transmission tariff relief measures for customers and modifications to its capital structure. ALP also amended and updated the GTA in October 2015, reducing the requested revenue requirements to C$672 million for 2015 and C$704 million for 2016. In May 2016, the AUC issued its decision pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 to comply with the AUC's decision.

The compliance filing requested the AUC to approve revenue requirements of C$599 million for 2015 and C$685 million for 2016. The decreased revenue requirements requested in the compliance filing, as compared to the 2015-2016 GTA filing updated in October 2015, were primarily due to the AUC approval of ALP's proposed immediate tariff relief of C$415 million for customers for 2015 and 2016, through (i) the discontinuance of construction work-in-progress ("CWIP") in rate base and the return to allowance for funds used during construction ("AFUDC") accounting effective January 1, 2015, resulting in a C$82 million reduction of revenue requirement and the refund of C$277 million previously collected as CWIP in rate base as part of ALP's transmission tariffs during 2011-2014 less related returns of C$12 million and (ii) a change to the flow through method for calculating income taxes for 2016, resulting in further tariff relief of C$68 million.

Operating revenue for the year ended December 31, 2016, included a one-time reduction of $200 million from the 2015-2016 GTA decision received in May 2016 at ALP. The 2015-2016 GTA decision required ALP to refund $200 million to customers in 2016 through reduced monthly billings for the change from receiving cash during construction for the return on CWIP in rate base to recording allowance for borrowed and equity funds used during construction related to construction expenditures during the 2011 to 2014 time period. This amount is offset with higher capitalized interest and allowance for equity funds in the Consolidated Statements of Operations. In addition, the decision required ALP to change to the flow through method of recognizing income tax expense effective January 1, 2016. This change reduced operating revenue by $45 million for the year ended December 31, 2016, with offsetting impacts to income tax expense in the Consolidated Statements of Operations.

(7)    Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following as of December 31 (in millions):

	2016	2015
Investments:
BYD Company Limited common stock	$1,185	$1,238
Rabbi trusts	403	380
Other	106	130
Total investments	1,694	1,748

Equity method investments:
Electric Transmission Texas, LLC	672	585
Bridger Coal Company	165	190
BHE Renewables tax equity investments	741	168
Other	142	160
Total equity method investments	1,720	1,103

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	460	429
Solar Star and Topaz Projects	64	95
Other	218	129
Total restricted cash and investments	742	653

Total investments and restricted cash and investments	$4,156	$3,504

Reflected as:
Current assets	$211	$137
Noncurrent assets	3,945	3,367
Total investments and restricted cash and investments	$4,156	$3,504

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. The fair value of BHE's investment in BYD Company Limited common stock reflects a pre-tax unrealized gain of $953 million and $1,006 million as of December 31, 2016 and 2015, respectively.

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

The Company has also invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $170 million in 2015 and $584 million in 2016 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

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

(8)    Short-Term Debt and Credit Facilities

The following table summarizes BHE's and its subsidiaries' availability under their credit facilities as of December 31, (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total(1)
2016:
Credit facilities	$2,000	$1,000	$609	$650	$185	$986	$915	$6,345
Less:
Short-term debt	(834)	(270)	(99)	—	—	(289)	(377)	(1,869)
Tax-exempt bond support and letters of credit	(7)	(142)	(220)	(80)	—	(8)	—	(457)
Net credit facilities	$1,159	$588	$290	$570	$185	$689	$538	$4,019

2015:
Credit facilities	$2,000	$1,200	$609	$650	$221	$813	$928	$6,421
Less:
Short-term debt	(253)	(20)	—	—	—	(401)	(300)	(974)
Tax-exempt bond support and letters of credit	(51)	(160)	(195)	—	—	(9)	—	(415)
Net credit facilities	$1,696	$1,020	$414	$650	$221	$403	$628	$5,032

(1)	The above table does not include unused credit facilities and letters of credit for investments that are accounted for under the equity method.

As of December 31, 2016, the Company was in compliance with the covenants of its credit facilities and letter of credit arrangements.

BHE

BHE has a $2.0 billion unsecured credit facility expiring in June 2019 with two one-year extension options subject to bank consent. The credit facility, which is for general corporate purposes and also supports BHE's commercial paper program and provides for the issuance of letters of credit, has a variable interest rate based on the LIBOR or a base rate, at BHE's option, plus a spread that varies based on BHE's senior unsecured long-term debt credit ratings. As of December 31, 2016 and 2015, the weighted average interest rate on commercial paper borrowings outstanding was 0.88% and 0.66%, respectively. The credit facility requires that BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

As of December 31, 2016 and 2015, BHE had $123 million and $142 million, respectively, of letters of credit outstanding, of which $7 million and $51 million as of December 31, 2016 and 2015 were issued under the credit facilities. These letters of credit primarily support power purchase agreements and debt service requirements at certain subsidiaries of BHE Renewables, LLC and expire through December 2018.

PacifiCorp

PacifiCorp has a $600 million unsecured credit facility expiring in March 2018 and a $400 million unsecured credit facility expiring in June 2019 each with two one-year extension options subject to bank consent. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have a variable interest rate based on LIBOR or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of December 31, 2016 and 2015, the weighted average interest rate on commercial paper borrowings outstanding was 0.96% and 0.65%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2016 and 2015, PacifiCorp had $255 million and $310 million, respectively, of fully available letters of credit issued under committed arrangements, of which $10 million as of December 31, 2015 were issued under the credit facilities. These letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations and expire through March 2019.

MidAmerican Funding

MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018 with two one-year extension options subject to bank consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. As of December 31, 2016, the weighted average interest rate on commercial paper borrowings outstanding was 0.73%. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

NV Energy

Nevada Power has a $400 million secured credit facility expiring in March 2018 and Sierra Pacific has a $250 million secured credit facility expiring in March 2018 each with two one-year extension options subject to bank consent. These credit facilities, which are for general corporate purposes and provide for the issuance of letters of credit, have a variable interest rate based on LIBOR or a base rate, at each of the Nevada Utilities' option, plus a spread that varies based on each of the Nevada Utilities' credit ratings for its senior secured long-term debt securities. Amounts due under each credit facility are collateralized by each of the Nevada Utilities' general and refunding mortgage bonds. The credit facilities require that each of the Nevada Utilities' ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.68 to 1.0 as of the last day of each quarter.

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

AltaLink

ALP has a C$750 million secured revolving credit facility expiring in December 2018 with a one-year extension option subject to bank consent. The credit facility, which provides support for borrowings under the unsecured commercial paper program and may also be used for general corporate purposes, has a variable interest rate based on the Canadian bank prime lending rate or a spread above the Bankers' Acceptance rate, at ALP's option, based on ALP's credit ratings for its senior secured long-term debt securities. In addition, ALP has a C$75 million secured revolving credit facility expiring in December 2018 with a one-year extension option subject to bank consent. The credit facility, which may be used for general corporate purposes, capital expenditures and letters of credit, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, United States LIBOR loan rate, or a spread above the Bankers' Acceptance rate, at ALP's option, based on ALP's credit ratings for its senior secured long-term debt securities. At the renewal date, ALP has the option to convert these facilities to one-year term facilities. The credit facilities require the consolidated indebtedness to total capitalization not exceed 0.75 to 1.0 measured as of the last day of each quarter. As of December 31, 2016 and 2015, ALP had $26 million and $324 million outstanding under these facilities at a weighted average interest rate of 0.99% and 0.94%, respectively.

AltaLink Investments, L.P. has a C$300 million unsecured revolving term credit facility expiring in December 2021 and a C$200 million unsecured revolving credit facility expiring in December 2017 each with a one-year extension option subject to bank consent. The credit facilities, which may be used for operating expenses, capital expenditures, working capital needs and letters of credit to a maximum of C$10 million, have a variable interest rate based on the Canadian bank prime lending rate, United States base rate, United States LIBOR loan rate, or a spread above the Bankers' Acceptance rate, at AltaLink Investments, L.P.'s option, based on AltaLink Investments, L.P.'s credit ratings for its senior unsecured long-term debt securities. The credit facilities require the consolidated total debt to capitalization to not exceed 0.8 to 1.0 and earnings before interest, taxes, depreciation and amortization to interest expense for the four fiscal quarters ended to not be less than 2.25 to 1.0 measured as of the last day of each quarter. As of December 31, 2016 and 2015, AltaLink Investments, L.P. had $263 million and $77 million outstanding under these facilities at a weighted average interest rate of 1.74% and 2.09%, respectively.

HomeServices

HomeServices has a $350 million unsecured credit facility expiring in July 2018. The credit facility has a variable interest rate based on the prime lending rate or the LIBOR, at HomeServices' option, plus a spread that varies based on HomeServices' Total Leverage Ratio as defined in the agreement. As of December 31, 2016, HomeServices had $50 million outstanding under its credit facility with a weighted average interest rate of 1.77%.

Through its subsidiaries, HomeServices maintains mortgage lines of credit totaling $565 million and $578 million as of December 31, 2016 and 2015, respectively, used for mortgage banking activities that expire beginning in February 2017 through December 2017 or are due on demand. The mortgage lines of credit have variable rates based on LIBOR plus a spread. Collateral for these credit facilities is comprised of residential property being financed and is equal to the loans funded with the facilities. As of December 31, 2016 and 2015, HomeServices had $327 million and $300 million, respectively, outstanding under these mortgage lines of credit at a weighted average interest rate of 2.77% and 2.42%, respectively.

BHE Renewables Letters of Credit

In connection with their bond offerings, Topaz and Solar Star entered into separate letter of credit and reimbursement facilities totaling $627 million. Letters of credit issued under the letter of credit facilities will be used to (a) provide security under the power purchase agreement and large generator interconnection agreements, (b) fund the debt service reserve requirement and the operation and maintenance debt service reserve requirement and (c) provide security for remediation and mitigation liabilities. As of December 31, 2016 and 2015, $599 million and $600 million, respectively, of letters of credit had been issued under these facilities.

As of December 31, 2016 and 2015, certain renewable projects collectively have letters of credit outstanding of $106 million and $65 million, respectively, primarily in support of the power purchase agreements associated with the projects.

(9)	BHE Debt

Senior Debt

BHE senior debt represents unsecured senior obligations of BHE that are redeemable in whole or in part at any time generally with make-whole premiums. BHE senior debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2016	2015

1.10% Senior Notes, due 2017	$400	$400	$399
5.75% Senior Notes, due 2018	650	649	648
2.00% Senior Notes, due 2018	350	349	348
2.40% Senior Notes, due 2020	350	349	348
3.75% Senior Notes, due 2023	500	497	497
3.50% Senior Notes, due 2025	400	397	397
8.48% Senior Notes, due 2028	475	477	477
6.125% Senior Bonds, due 2036	1,700	1,690	1,690
5.95% Senior Bonds, due 2037	550	547	547
6.50% Senior Bonds, due 2037	1,000	987	987
5.15% Senior Notes, due 2043	750	739	739
4.50% Senior Notes, due 2045	750	737	737
Total BHE Senior Debt	$7,875	$7,818	$7,814

Reflected as:
Current liabilities		$400	$—
Noncurrent liabilities		7,418	7,814
Total BHE Senior Debt		$7,818	$7,814

Junior Subordinated Debentures

BHE junior subordinated debentures consists of the following as of December 31 (in millions):

	Par Value	2016	2015

Junior subordinated debentures, due 2043	$—	$—	$1,444
Junior subordinated debentures, due 2044	944	944	1,500
Total BHE junior subordinated debentures - noncurrent	$944	$944	$2,944

BHE issued junior subordinated debentures to certain subsidiaries of Berkshire Hathaway pursuant to an indenture, by and between BHE and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 19, 2013 and November 12, 2014. The junior subordinated debentures are unsecured and junior in right of payment to BHE's senior debt. The junior subordinated debentures (i) have a 30 year maturity; (ii) bear interest at a floating rate equal to (a) the greater of 1% and the LIBOR (the greater of such two rates, the "Base Rate") plus 200 basis points through the date prior to the third anniversary of the issuance date; (b) the Base Rate plus 300 basis points (or, if at least 50% of principal is repaid prior to the third anniversary of the issuance date, the Base Rate plus 200 basis points) from the third anniversary of the issuance date through the date prior to the seventh anniversary of the issuance date; and (c) the Base Rate plus 375 basis points from the seventh anniversary of the issuance date until the maturity of the junior subordinated debentures; and (iii) are redeemable at BHE's option from time to time at par plus accrued and unpaid interest. The holders are restricted from transferring the junior subordinated debentures except to Berkshire Hathaway and its subsidiaries. As of December 31, 2016 and 2015, the interest rate was 3.0%. Interest expense to Berkshire Hathaway for the years ended December 31, 2016, 2015 and 2014 was $65 million, $104 million and $78 million, respectively.

In February 2017, BHE provided notice of redemption for $200 million of the junior subordinated debentures due 2044 at par value to occur in March 2017.

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

Distributions at these separate legal entities are limited by various covenants including, among others, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2016, all subsidiaries were in compliance with their long-term debt covenants.

Long-term debt of subsidiaries consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2016	2015

PacifiCorp	$7,120	$7,079	$7,159
MidAmerican Funding	4,657	4,592	4,560
NV Energy	4,569	4,582	4,860
Northern Powergrid	2,351	2,379	2,772
BHE Pipeline Group	995	990	1,040
BHE Transmission	4,068	4,058	3,467
BHE Renewables	3,716	3,674	3,356
Total subsidiary debt	$27,476	$27,354	$27,214

Reflected as:
Current liabilities		$606	$1,148
Noncurrent liabilities		26,748	26,066
Total subsidiary debt		$27,354	$27,214

PacifiCorp

PacifiCorp's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
First mortgage bonds:
3.85% to 8.53%, due through 2021	$1,272	$1,269	$1,271
2.95% to 8.27%, due 2022 to 2026	1,829	1,820	1,819
7.70% due 2031	300	298	298
5.25% to 6.10%, due 2034 to 2036	850	843	843
5.75% to 6.35%, due 2037 to 2039	2,150	2,134	2,133
4.10% due 2042	300	297	297
Variable-rate series, tax-exempt bond obligations (2016-0.69% to 0.86%; 2015-0.01% to 0.22%):
Due 2017 to 2018	91	91	91
Due 2018 to 2025(1)	108	108	107
Due 2024(1)(2)	143	142	196
Due 2024 to 2025(2)	50	50	59
Capital lease obligations - 8.75% to 14.61%, due through 2035	27	27	45
Total PacifiCorp	$7,120	$7,079	$7,159

(1)	Supported by $255 million and $310 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2016 and 2015, respectively.

(2)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $26 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2016.

MidAmerican Funding

MidAmerican Funding's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
MidAmerican Funding:
6.927% Senior Bonds, due 2029	$325	$291	$289

MidAmerican Energy:
Tax-exempt bond obligations -
Variable-rate tax-exempt bond obligation series: (2016-0.76%, 2015-0.03%), due 2023-2046	220	219	194
First Mortgage Bonds:
2.40%, due 2019	500	499	499
3.70%, due 2023	250	248	248
3.50%, due 2024	500	501	502
4.80%, due 2043	350	345	345
4.40%, due 2044	400	394	394
4.25%, due 2046	450	445	444
Notes:
5.95% Series, due 2017	250	250	250
5.3% Series, due 2018	350	350	349
6.75% Series, due 2031	400	396	395
5.75% Series, due 2035	300	298	298
5.8% Series, due 2036	350	347	347
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	10	7	4
Capital lease obligations - 4.16%, due through 2020	2	2	2
Total MidAmerican Energy	4,332	4,301	4,271
Total MidAmerican Funding	$4,657	$4,592	$4,560

In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds will be used to finance capital expenditures, disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds.

In January 2017, MidAmerican Energy provided notice to holders of its $250 million of 5.95% Senior Notes due July 2017 that MidAmerican Energy would redeem such notes in full through optional redemption on February 27, 2017.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the state of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2016, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $15 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

NV Energy

NV Energy's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
NV Energy -
6.250% Senior Notes, due 2020	$315	$363	$373

Nevada Power:
General and refunding mortgage securities:
5.950% Series M, due 2016	—	—	210
6.500% Series O, due 2018	324	324	323
6.500% Series S, due 2018	499	498	498
7.125% Series V, due 2019	500	499	499
6.650% Series N, due 2036	367	357	356
6.750% Series R, due 2037	349	345	345
5.375% Series X, due 2040	250	247	247
5.450% Series Y, due 2041	250	236	235
Variable-rate series (2016-1.890% to 1.928%, 2015-0.672% to 1.055%):
Pollution Control Revenue Bonds Series 2006A, due 2032	38	38	38
Pollution Control Revenue Bonds Series 2006, due 2036	38	37	37
Capital and financial lease obligations - 2.750% to 11.600%, due through 2054	485	485	497
Total Nevada Power	3,100	3,066	3,285

Sierra Pacific:
General and refunding mortgage securities:
6.000% Series M, due 2016	—	—	450
3.375% Series T, due 2023	250	248	248
2.600% Series U, due 2026	400	395	—
6.750% Series P, due 2037	252	255	255
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.250% Pollution Control Series 2016A, due 2029	20	20	—
1.500% Gas Facilities Series 2016A, due 2031	58	58	—
3.000% Gas and Water Series 2016B, due 2036	60	64	—
Variable-rate series (2016-0.788% to 0.800%, 2015-0.733% to 1.054%):
Pollution Control Series 2006A, due 2031	—	—	58
Pollution Control Series 2006B, due 2036	—	—	74
Pollution Control Series 2006C, due 2036	—	—	80
Water Facilities Series 2016C, due 2036	30	29	—
Water Facilities Series 2016D, due 2036	25	25	—
Water Facilities Series 2016E, due 2036	25	25	—
Capital and financial lease obligations - 2.700% to 10.130%, due through 2054	34	34	37
Total Sierra Pacific	1,154	1,153	1,202
Total NV Energy	$4,569	$4,582	$4,860

The issuance of General and Refunding Mortgage Securities by the Nevada Utilities is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures for each of Nevada Power and Sierra Pacific. As of December 31, 2016, approximately $8.9 billion of Nevada Power's and $3.8 billion of Sierra Pacific's (based on original cost) property was subject to the liens of the mortgages.

Northern Powergrid

Northern Powergrid and its subsidiaries' long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2016	2015

8.875% Bonds, due 2020	$123	$136	$162
9.25% Bonds, due 2020	247	259	315
3.901% to 4.586% European Investment Bank loans, due 2018 to 2022	333	333	398
7.25% Bonds, due 2022	247	257	306
2.50% Bonds due 2025	185	182	217
2.073% European Investment Bank loan, due 2025	62	62	—
2.564% European Investment Bank loans, due 2027	308	308	368
7.25% Bonds, due 2028	229	234	280
4.375% Bonds, due 2032	185	182	217
5.125% Bonds, due 2035	247	243	291
5.125% Bonds, due 2035	185	183	218
Total Northern Powergrid	$2,351	$2,379	$2,772

(1)	The par values for these debt instruments are denominated in sterling.

BHE Pipeline Group

BHE Pipeline Group' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
Northern Natural Gas:
5.75% Senior Notes, due 2018	$200	$199	$199
4.25% Senior Notes, due 2021	200	199	199
5.8% Senior Bonds, due 2037	150	149	149
4.1% Senior Bonds, due 2042	250	248	248
Total Northern Natural Gas	800	795	795

Kern River:
4.893% Senior Notes, due 2018	195	195	245

Total BHE Pipeline Group	$995	$990	$1,040

Kern River's long-term debt amortizes monthly. Kern River redeemed the remaining amount of its 6.676% Senior Notes due 2016 at a redemption price determined in accordance with the terms of the indenture. Kern River provides a debt service reserve letter of credit to cover the next six months of principal and interest payments due on the loans, which were equal to $35 million and $33 million as of December 31, 2016 and 2015, respectively.

BHE Transmission

BHE Transmission's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31, (dollars in millions):

	Par Value(1)	2016	2015
AltaLink Investments, L.P.:
Series 09-1 Senior Bonds, 5.207%, due 2016	$—	$—	$112
Series 12-1 Senior Bonds, 3.674%, due 2019	149	153	151
Series 13-1 Senior Bonds, 3.265%, due 2020	149	152	149
Series 15-1 Senior Bonds, 2.244%, due 2022	149	148	144
Total AltaLink Investments, L.P.	447	453	556

AltaLink, L.P.:
Series 2008-1 Notes, 5.243%, due 2018	149	148	145
Series 2013-2 Notes, 3.621%, due 2020	93	93	90
Series 2012-2 Notes, 2.978%, due 2022	204	204	198
Series 2013-4 Notes, 3.668%, due 2023	372	371	360
Series 2014-1 Notes, 3.399%, due 2024	260	260	252
Series 2016-1 Notes, 2.747%, due 2026	260	259	—
Series 2006-1 Notes, 5.249%, due 2036	112	111	108
Series 2010-1 Notes, 5.381%, due 2040	93	93	90
Series 2010-2 Notes, 4.872%, due 2040	112	111	108
Series 2011-1 Notes, 4.462%, due 2041	205	204	198
Series 2012-1 Notes, 3.99%, due 2042	391	385	374
Series 2013-3 Notes, 4.922%, due 2043	260	260	252
Series 2014-3 Notes, 4.054%, due 2044	219	218	212
Series 2015-1 Notes, 4.090%, due 2045	260	259	251
Series 2016-2 Notes, 3.717%, due 2046	335	333	—
Series 2013-1 Notes, 4.446%, due 2053	186	186	180
Series 2014-2 Notes, 4.274%, due 2064	97	97	93
Total AltaLink, L.P.	3,608	3,592	2,911

Other:
Construction Loan, 4.950%, due 2021	13	13	—

Total BHE Transmission	$4,068	$4,058	$3,467

(1)	The par values for these debt instruments are denominated in Canadian dollars.

BHE Renewables

BHE Renewables' long-term debt consists of the following, including fair value adjustments and unamortized debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
Fixed-rate(1):
CE Generation Bonds, 7.416%, due 2018	$67	$67	$97
Salton Sea Funding Corporation Bonds, 7.475%, due 2018	30	31	51
Cordova Funding Corporation Bonds, 8.48% to 9.07%, due 2019	96	97	113
Bishop Hill Holdings Senior Notes, 5.125%, due 2032	100	99	102
Solar Star Funding Senior Notes, 3.950%, due 2035	316	311	321
Solar Star Funding Senior Notes, 5.375%, due 2035	977	966	988
Grande Prairie Wind Senior Notes, 3.860%, due 2037	419	414	—
Topaz Solar Farms Senior Notes, 5.750%, due 2039	791	780	815
Topaz Solar Farms Senior Notes, 4.875%, due 2039	230	229	239
Other	22	22	25
Variable-rate(1):
Pinyon Pines I and II Term Loans, due 2019(2)	356	355	378
Wailuku Special Purpose Revenue Bonds, 0.90%, due 2021	7	7	8
TX Jumbo Road Term Loan, due 2025(2)	212	206	219
Marshall Wind Term Loan, due 2026(2)	93	90	—
Total BHE Renewables	$3,716	$3,674	$3,356

(1)	Amortizes quarterly or semiannually.

(2)
The term loans have variable interest rates based on LIBOR plus a margin that varies during the terms of the agreements. The Company has entered into interest rate swaps that fix the interest rate on 75% of the Pinyon Pines outstanding debt and 100% of the TX Jumbo Road and Marshall Wind outstanding debt. The variable interest rate as of December 31, 2016 and 2015 was 2.62% and 2.23%, respectively, while the fixed interest rates ranged from 3.21% to 3.63% as of December 31, 2016, and 3.55% to 3.63% as of December 31, 2015.

Annual Repayments of Long-Term Debt

The annual repayments of BHE and subsidiary debt for the years beginning January 1, 2017 and thereafter, excluding fair value adjustments and unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

						2022 and
	2017	2018	2019	2020	2021	Thereafter	Total

BHE senior notes	$400	$1,000	$—	$350	$—	$6,125	$7,875
BHE junior subordinated debentures	—	—	—	—	—	944	944
PacifiCorp	58	588	352	40	425	5,657	7,120
MidAmerican Funding	251	351	500	2	1	3,552	4,657
NV Energy	18	840	519	336	27	2,829	4,569
Northern Powergrid	—	49	49	418	—	1,835	2,351
BHE Pipeline Group	66	329	—	—	200	400	995
BHE Transmission	—	151	151	245	3	3,518	4,068
BHE Renewables	213	236	528	161	167	2,411	3,716
Totals	$1,006	$3,544	$2,099	$1,552	$823	$27,271	$36,295

(11)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2016	2015	2014
Current:
Federal	$(743)	$(929)	$(1,872)
State	1	29	(3)
Foreign	55	84	129
	(687)	(816)	(1,746)
Deferred:
Federal	1,164	1,310	2,296
State	(59)	(53)	37
Foreign	(7)	17	11
	1,098	1,274	2,344

Investment tax credits	(8)	(8)	(9)
Total	$403	$450	$589

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(14)	(11)	(10)
State income tax, net of federal income tax benefit	(1)	(1)	1
Income tax effect of foreign income	(6)	(7)	(3)
Equity income	2	2	2
Other, net	(2)	(2)	(2)
Effective income tax rate	14%	16%	23%

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

Income tax effect of foreign income includes, among other items, deferred income tax benefits of $16 million in 2016 and $39 million in 2015 related to the enactment of reductions in the United Kingdom corporate income tax rate. In September 2016, the corporate income tax rate was reduced from 18% to 17% effective April 1, 2020. In November 2015, the corporate income tax rate was reduced from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020.

Berkshire Hathaway includes the Company in its United States federal income tax return. As of December 31, 2016, the Company had current income taxes payable to Berkshire Hathaway of $27 million. As of December 31, 2015, the Company had current income taxes receivable from Berkshire Hathaway of $286 million.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015
Deferred income tax assets:
Federal, state and foreign carryforwards	$987	$865
Regulatory liabilities	909	834
AROs	326	317
Employee benefits	209	190
Derivative contracts	29	83
Other	707	815
Total deferred income tax assets	3,167	3,104
Valuation allowances	(64)	(35)
Total deferred income tax assets, net	3,103	3,069

Deferred income tax liabilities:
Property-related items	(14,237)	(13,157)
Regulatory assets	(1,449)	(1,446)
Investments	(962)	(852)
Other	(334)	(299)
Total deferred income tax liabilities	(16,982)	(15,754)
Net deferred income tax liability	$(13,879)	$(12,685)

The following table provides the Company's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2016 (in millions):

	Federal	State	Foreign	Total
Net operating loss carryforwards(1)	$179	$11,549	$352	$12,080
Deferred income taxes on net operating loss carryforwards	$65	$674	$95	$834
Expiration dates	2023-2025	2017-2036	2035-2036

Tax credits(2)	$128	$25	$—	$153
Expiration dates	2023- indefinite	2017- indefinite

(1)
The federal net operating loss carry forwards relate principally to net operating loss carry forwards of subsidiaries that are tax residents in both the United States and the United Kingdom. The federal net operating loss carry forwards were generated prior to Berkshire Hathaway Inc.'s ownership and will begin to expire in 2023.

(2)
Includes $97 million of deferred foreign tax credits associated with the federal income tax on unremitted tax earnings and profit pools that will begin to be creditable and expire 10 years after the date the foreign earnings are repatriated through actual or deemed dividends. As of December 31, 2016 the statute of limitation had not begun on the foreign tax credit carryforwards.

The United States Internal Revenue Service has closed its examination of the Company's income tax returns through December 31, 2009. Most state tax agencies have closed their examinations of the Company's income tax returns through February 9, 2006, except for (i) Iowa, which is closed through December 31, 2012, (ii) Illinois, which is closed through December 31, 2008 and (iii) the statute of limitations for PacifiCorp's state income tax returns have expired through December 31, 2009, with the exception of California, Oregon and Utah, for which the statute of limitations have expired through March 31, 2006. Examinations have been closed in the United Kingdom through December 31, 2014, in Canada through December 31, 2008 and in the Philippines through December 31, 2012.

A reconciliation of the beginning and ending balances of the Company's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$198	$220
Additions based on tax positions related to the current year	7	3
Additions for tax positions of prior years	6	46
Reductions for tax positions of prior years	(11)	(58)
Statute of limitations	(1)	(6)
Settlements	(67)	(6)
Interest and penalties	(4)	(1)
Ending balance	$128	$198

As of December 31, 2016 and 2015, the Company had unrecognized tax benefits totaling $104 million and $163 million, respectively, that if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective income tax rate.

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014

Service cost	$29	$33	$36	$9	$11	$14
Interest cost	126	121	131	31	31	46
Expected return on plan assets	(160)	(169)	(164)	(41)	(45)	(53)
Net amortization	46	53	44	(12)	(11)	(3)
Net periodic benefit cost (credit)	$41	$38	$47	$(13)	$(14)	$4

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Plan assets at fair value, beginning of year	$2,489	$2,718	$662	$858
Employer contributions	78	13	2	2
Participant contributions	—	—	10	9
Actual return on plan assets	163	(17)	41	—
Settlement	(11)	(23)	—	(150)
Benefits paid	(194)	(202)	(49)	(57)
Plan assets at fair value, end of year	$2,525	$2,489	$666	$662

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Benefit obligation, beginning of year	$2,934	$3,119	$740	$936
Service cost	29	33	9	11
Interest cost	126	121	31	31
Participant contributions	—	—	10	9
Actuarial loss (gain)	67	(110)	(7)	(43)
Amendment	1	(4)	—	3
Settlement	(11)	(23)	—	(150)
Benefits paid	(194)	(202)	(49)	(57)
Benefit obligation, end of year	$2,952	$2,934	$734	$740
Accumulated benefit obligation, end of year	$2,929	$2,906

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

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Plan assets at fair value, end of year	$2,525	$2,489	$666	$662
Benefit obligation, end of year	2,952	2,934	734	740
Funded status	$(427)	$(445)	$(68)	$(78)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$26	$7	$19	$15
Other current liabilities	(15)	(15)	—	—
Other long-term liabilities	(438)	(437)	(87)	(93)
Amounts recognized	$(427)	$(445)	$(68)	$(78)

The SERPs and restoration plan have no plan assets; however, the Company has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERPs and restoration plan. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $242 million and $228 million as of December 31, 2016 and 2015, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets.

The fair value of plan assets, projected benefit obligation and accumulated benefit obligation for (1) pension and other postretirement benefit plans with a projected benefit obligation in excess of the fair value of plan assets and (2) pension plans with an accumulated benefit obligation in excess of the fair value of plan assets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Fair value of plan assets	$1,841	$1,811	$413	$413

Projected benefit obligation	$2,294	$2,263	$500	$505

Accumulated benefit obligation	$2,278	$2,244

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Net loss	$775	$768	$88	$97
Prior service credit	(7)	(25)	(52)	(68)
Regulatory deferrals	(7)	(2)	7	8
Total	$761	$741	$43	$37

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2016 and 2015 is as follows (in millions):

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Pension
Balance, December 31, 2014	$710	$(6)	$19	$723
Net loss (gain) arising during the year	76	5	(6)	75
Net prior service credit arising during the year	(4)	—	—	(4)
Net amortization	(53)	—	—	(53)
Total	19	5	(6)	18
Balance, December 31, 2015	729	(1)	13	741
Net loss arising during the year	76	(11)	—	65
Net prior service cost arising during the year	1	—	—	1
Net amortization	(45)	(1)	—	(46)
Total	32	(12)	—	20
Balance, December 31, 2016	$761	$(13)	$13	$761

	Regulatory	Regulatory
	Asset	Liability	Total
Other Postretirement
Balance, December 31, 2014	$37	$(14)	$23
Net (gain) loss arising during the year	(1)	1	—
Net prior service cost arising during the year	3	—	3
Net amortization	10	1	11
Total	12	2	14
Balance, December 31, 2015	49	(12)	37
Net gain arising during the year	(5)	(1)	(6)
Net amortization	11	1	12
Total	6	—	6
Balance, December 31, 2016	$55	$(12)	$43

The net loss, prior service credit and regulatory deferrals that will be amortized in 2017 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$33	$(3)	$(2)	$28
Other postretirement	2	(16)	1	(13)
Total	$35	$(19)	$(1)	$15

Plan Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014

Benefit obligations as of December 31:
Discount rate	4.06%	4.43%	4.00%	4.01%	4.33%	3.88%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.43%	4.00%	4.81%	4.33%	3.93%	4.82%
Expected return on plan assets	6.78%	6.88%	6.86%	7.03%	7.00%	7.34%
Rate of compensation increase	2.75%	2.75%	3.00%	N/A	N/A	N/A

In establishing its assumption as to the expected return on plan assets, the Company utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2016	2015
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	7.40%	7.70%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost for the year ended December 31, 2016	$1	$—
Other postretirement benefit obligation as of December 31, 2016	4	(4)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $14 million and $4 million, respectively, during 2017. Funding to the established pension trusts is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. The Company considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. The Company's funding policy for its other postretirement benefit plans is to generally contribute an amount equal to the net periodic benefit cost.

The expected benefit payments to participants in the Company's pension and other postretirement benefit plans for 2017 through 2021 and for the five years thereafter are summarized below (in millions):

	Projected Benefit
	Payments
		Other
	Pension	Postretirement

2017	$219	$56
2018	226	57
2019	224	57
2020	221	60
2021	214	57
2022-2026	1,002	259

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

The target allocations (percentage of plan assets) for the Company's pension and other postretirement benefit plan assets are as follows as of December 31, 2016:

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

Fair Value Measurements

The Company adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)" effective January 1, 2016 under a retrospective method.

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit pension plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Cash equivalents	$4	$54	$—	$58
Debt securities:
United States government obligations	161	—	—	161
International government obligations	—	2	—	2
Corporate obligations	—	295	—	295
Municipal obligations	—	20	—	20
Agency, asset and mortgage-backed obligations	—	112	—	112
Equity securities:
United States companies	583	—	—	583
International companies	117	—	—	117
Investment funds(2)	146	—	—	146
Total assets in the fair value hierarchy	$1,011	$483	$—	1,494
Investment funds(2) measured at net asset value				920
Limited partnership interests(3) measured at net asset value				61
Real estate funds measured at net asset value				50
Total assets measured at fair value				$2,525

As of December 31, 2015:
Cash equivalents	$—	$26	$—	$26
Debt securities:
United States government obligations	155	—	—	155
International government obligations	—	4	—	4
Corporate obligations	—	335	—	335
Municipal obligations	—	25	—	25
Agency, asset and mortgage-backed obligations	—	154	—	154
Equity securities:
United States companies	586	—	—	586
International companies	122	—	—	122
Investment funds(2)	144	—	—	144
Total assets in the fair value hierarchy	$1,007	$544	$—	1,551
Investment funds(2) measured at net asset value				823
Limited partnership interests(3) measured at net asset value				65
Real estate funds measured at net asset value				50
Total assets measured at fair value				$2,489

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 62% and 38%, respectively, for 2016 and 66% and 34%, respectively, for 2015. Additionally, these funds are invested in United States and international securities of approximately 60% and 40%, respectively, for 2016 and 58% and 42%, respectively, for 2015.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Cash equivalents	$18	$2	$—	$20
Debt securities:
United States government obligations	19	—	—	19
Corporate obligations	—	29	—	29
Municipal obligations	—	39	—	39
Agency, asset and mortgage-backed obligations	—	25	—	25
Equity securities:
United States companies	217	—	—	217
International companies	5	—	—	5
Investment funds(2)	152	—	—	152
Total assets in the fair value hierarchy	$411	$95	$—	506
Investment funds(2) measured at net asset value				156
Limited partnership interests(3) measured at net asset value				4
Total assets measured at fair value				$666

As of December 31, 2015:
Cash equivalents	$12	$1	$—	$13
Debt securities:
United States government obligations	18	—	—	18
Corporate obligations	—	33	—	33
Municipal obligations	—	41	—	41
Agency, asset and mortgage-backed obligations	—	28	—	28
Equity securities:
United States companies	216	—	—	216
International companies	6	—	—	6
Investment funds(2)	149	—	—	149
Total assets in the fair value hierarchy	$401	$103	$—	504
Investment funds(2) measured at net asset value				154
Limited partnership interests(3) measured at net asset value				4
Total assets measured at fair value				$662

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 63% and 37%, respectively, for both 2016 and 2015. Additionally, these funds are invested in United States and international securities of approximately 72% and 28%, respectively, for 2016 and 70% and 30%, respectively, for 2015.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models based on observable market inputs. Shares of mutual funds not registered under the Securities Act of 1933, private equity limited partnership interests, common and commingled trust funds and investment entities are reported at fair value based on the net asset value per unit, which is used for expedience purposes. A fund’s net asset value is based on the fair value of the underlying assets held by the fund less its liabilities.

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

Net periodic benefit cost for the UK Plan included the following components for the years ended December 31 (in millions):

	2016	2015	2014

Service cost	$20	$24	$24
Interest cost	72	79	95
Expected return on plan assets	(110)	(116)	(124)
Net amortization	44	62	51
Net periodic benefit cost	$26	$49	$46

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	2016	2015

Plan assets at fair value, beginning of year	$2,276	$2,368
Employer contributions	55	77
Participant contributions	1	2
Actual return on plan assets	349	48
Benefits paid	(115)	(91)
Foreign currency exchange rate changes	(397)	(128)
Plan assets at fair value, end of year	$2,169	$2,276

The following table is a reconciliation of the benefit obligation for the years ended December 31 (in millions):

	2016	2015

Benefit obligation, beginning of year	$2,142	$2,279
Service cost	20	24
Interest cost	72	79
Participant contributions	1	2
Actuarial loss (gain)	387	(30)
Benefits paid	(115)	(91)
Foreign currency exchange rate changes	(382)	(121)
Benefit obligation, end of year	$2,125	$2,142
Accumulated benefit obligation, end of year	$1,858	$1,891

The funded status of the UK Plan and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	2016	2015

Plan assets at fair value, end of year	$2,169	$2,276
Benefit obligation, end of year	2,125	2,142
Funded status	$44	$134

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$44	$134

Unrecognized Amounts

The portion of the funded status of the UK Plan not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	2016	2015

Net loss	$590	$592

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost, which are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, for the years ended December 31 is as follows (in millions):

	2016	2015

Balance, beginning of year	$592	$655
Net loss arising during the year	148	38
Net amortization	(44)	(62)
Foreign currency exchange rate changes	(106)	(39)
Total	(2)	(63)
Balance, end of year	$590	$592

The net loss that will be amortized from accumulated other comprehensive loss in 2017 into net periodic benefit cost is estimated to be $65 million.

Plan Assumptions
Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2016	2015	2014

Benefit obligations as of December 31:
Discount rate	2.70%	3.70%	3.60%
Rate of compensation increase	3.00%	2.90%	2.80%
Rate of future price inflation	3.00%	2.90%	2.80%

Net periodic benefit cost for the years ended December 31:
Discount rate	3.70%	3.60%	4.40%
Expected return on plan assets	5.60%	5.60%	6.10%
Rate of compensation increase	2.90%	2.80%	3.15%
Rate of future price inflation	2.90%	2.80%	3.15%

Contributions and Benefit Payments

Employer contributions to the UK Plan are expected to be £37 million during 2017. The expected benefit payments to participants in the UK Plan for 2017 through 2021 and for the five years thereafter, using the foreign currency exchange rate as of December 31, 2016, are summarized below (in millions):

2017	$75
2018	77
2019	79
2020	81
2021	83
2022-2026	448

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

The target allocations (percentage of plan assets) for the UK Plan assets are as follows as of December 31, 2016:

%
Debt securities(1)	50-55
Equity securities(1)	35-40
Real estate funds and other	5-15

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The Company adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)" effective January 1, 2016 under a retrospective method.

The following table presents the fair value of the UK Plan assets, by major category, (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Cash equivalents	$4	$83	$—	$87
Debt securities:
United Kingdom government obligations	718	—	—	718
Equity securities:
Investment funds(2)	—	1,095	—	1,095
Real estate funds	—	—	105	105
Total	$722	$1,178	$105	2,005
Investment funds(2) measured at net asset value				164
Total assets measured at fair value				$2,169

As of December 31, 2015:
Cash equivalents	$46	$—	$—	$46
Debt securities:
United Kingdom government obligations	424	—	—	424
Other international government obligations	—	13	—	13
Corporate obligations	—	186	—	186
Equity securities:
Investment funds(2)	24	1,189	—	1,213
Real estate funds	—	—	204	204
Total	$494	$1,388	$204	2,086
Investment funds(2) measured at net asset value				190
Total assets measured at fair value				$2,276

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)	Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 44% and 56%, respectively, for both 2016 and 2015.

The fair value of the UK Plan's assets are determined similar to the plan assets of the domestic plans as previously discussed.

The following table reconciles the beginning and ending balances of the UK Plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Real Estate Funds
	2016	2015	2014

Beginning balance	$204	$199	$179
Actual return on plan assets still held at period end	10	18	33
Sales	(80)	—	—
Foreign currency exchange rate changes	(29)	(13)	(13)
Ending balance	$105	$204	$199

Defined Contribution Plans

The Company sponsors various defined contribution plans covering substantially all employees. The Company's contributions vary depending on the plan, but matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. The Company's contributions to these plans were $102 million, $90 million and $83 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $2.2 billion as of December 31, 2016 and 2015, respectively.

The following table presents the Company's ARO liabilities by asset type as of December 31 (in millions):

	2016	2015

Fossil fuel facilities	$404	$443
Quad Cities Station	343	289
Wind generating facilities	124	104
Offshore pipeline facilities	33	31
Solar generating facilities	12	12
Other	38	42
Total asset retirement obligations	$954	$921

Quad Cities Station nuclear decommissioning trust funds	$460	$429

The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$921	$753
Change in estimated costs	33	104
Additions	25	59
Retirements	(63)	(32)
Accretion	38	37
Ending balance	$954	$921

Reflected as:
Other current liabilities	$98	$92
Other long-term liabilities	856	829
Total ARO liability	$954	$921

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

The 2016 change in estimated costs was primarily the result of a new decommissioning study conducted by the operator of the Quad Cities Station that changed the estimated amount and timing of cash flows. The 2015 change in estimated costs was primarily due to changes in the expected timing and amount of cash flows related to the implementation of the United States Environmental Protection Agency's final rule regulating the management and disposal of coal combustion byproducts resulting from the operation of coal-fueled generating facilities, including requirements for the operation and closure of surface impoundment and ash landfill facilities, which was effective in October 2015. In addition to substantially impacting existing AROs, the final rule also resulted in the recognition of additional AROs.

(14)    Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. The Company also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold, and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate short- and long-term debt, future debt issuances and mortgage commitments. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain and Canada. The Company does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2016:
Not designated as hedging contracts:
Commodity assets(1)	$42	$86	$5	$2	$135
Commodity liabilities(1)	(10)	—	(46)	(150)	(206)
Interest rate assets	15	—	—	—	15
Interest rate liabilities	—	—	(4)	(6)	(10)
Total	47	86	(45)	(154)	(66)

Designated as hedging contracts:
Commodity assets	1	—	2	3	6
Commodity liabilities	—	—	(14)	(8)	(22)
Interest rate assets	—	8	—	—	8
Interest rate liabilities	—	—	(3)	—	(3)
Total	1	8	(15)	(5)	(11)

Total derivatives	48	94	(60)	(159)	(77)
Cash collateral receivable	—	—	13	61	74
Total derivatives - net basis	$48	$94	$(47)	$(98)	$(3)

As of December 31, 2015:
Not designated as hedging contracts:
Commodity assets(1)	$25	$72	$7	$2	$106
Commodity liabilities(1)	(4)	—	(113)	(175)	(292)
Interest rate assets	7	—	—	—	7
Interest rate liabilities	—	—	(3)	(6)	(9)
Total	28	72	(109)	(179)	(188)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	—	—	(33)	(17)	(50)
Interest rate assets	—	3	—	—	3
Interest rate liabilities	—	—	(4)	(1)	(5)
Total	—	3	(36)	(16)	(49)

Total derivatives	28	75	(145)	(195)	(237)
Cash collateral receivable	—	—	40	63	103
Total derivatives - net basis	$28	$75	$(105)	$(132)	$(134)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of December 31, 2016 and 2015, a net regulatory asset of $148 million and $250 million, respectively, was recorded related to the net derivative liability of $71 million and $186 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	Commodity Derivatives
	2016	2015	2014

Beginning balance	$250	$223	$182
Changes in fair value recognized in net regulatory assets	(30)	128	96
Net (losses) gains reclassified to operating revenue	(5)	1	(32)
Net losses reclassified to cost of sales	(67)	(102)	(23)
Ending balance	$148	$250	$223

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

	Commodity Derivatives
	2016	2015	2014

Beginning balance	$46	$32	$12
Changes in fair value recognized in OCI	26	52	(6)
Net gains reclassified to operating revenue	1	9	—
Net (losses) gains reclassified to cost of sales	(57)	(47)	26
Ending balance	$16	$46	$32

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the years ended December 31, 2016, 2015 and 2014, hedge ineffectiveness was insignificant. As of December 31, 2016, the Company had cash flow hedges with expiration dates extending through June 2026 and $14 million of pre-tax unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2016	2015
Electricity purchases	Megawatt hours	5	10
Natural gas purchases	Decatherms	271	317
Fuel purchases	Gallons	11	11
Interest rate swaps	US$	714	653
Mortgage commitments, net	US$	(309)	(312)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $190 million and $288 million as of December 31, 2016 and 2015, respectively, for which the Company had posted collateral of $69 million and $75 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2016 and 2015, the Company would have been required to post $110 million and $198 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2016:
Assets:
Commodity derivatives	$5	$49	$87	$(22)	$119
Interest rate derivatives	—	16	7	—	23
Mortgage loans held for sale	—	359	—	—	359
Money market mutual funds(2)	586	—	—	—	586
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	1,190	—	—	—	1,190
Investment funds	147	—	—	—	147
	$2,339	$467	$94	$(22)	$2,878
Liabilities:
Commodity derivatives	$(2)	$(199)	$(27)	$96	$(132)
Interest rate derivatives	(1)	(11)	(1)	—	(13)
	$(3)	$(210)	$(28)	$96	$(145)

As of December 31, 2015:
Assets:
Commodity derivatives	$—	$16	$93	$(16)	$93
Interest rate derivatives	—	5	5	—	10
Mortgage loans held for sale	—	327	—	—	327
Money market mutual funds(2)	421	—	—	—	421
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	2	—	—	2
Corporate obligations	—	39	—	—	39
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	44	—	44
Equity securities:
United States companies	239	—	—	—	239
International companies	1,244	—	—	—	1,244
Investment funds	136	—	—	—	136
	$2,173	$393	$142	$(16)	$2,692
Liabilities:
Commodity derivatives	$(13)	$(283)	$(46)	$119	$(223)
Interest rate derivatives	—	(13)	(1)	—	(14)
	$(13)	$(296)	$(47)	$119	$(237)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $74 million and $103 million as of December 31, 2016 and 2015, respectively.

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

The Company's investments in money market mutual funds and debt and equity securities are stated at fair value and are primarily accounted for as available-for-sale securities. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of the Company's investments in auction rate securities was determined using pricing models based on available observable market data and the Company's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset.

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Interest Rate Derivatives			Auction Rate Securities
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Beginning balance	$47	$51	$60	$4	$—	$—	$44	$45	$44
Changes included in earnings	8	19	19	121	87	—	5	—	—
Changes in fair value recognized in OCI	(2)	(7)	—	—	—	—	8	(1)	1
Changes in fair value recognized in net regulatory assets	(11)	(19)	5	—	—	—	—	—	—
Purchases	1	1	1	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	(57)	—	—
Settlements	17	2	1	(119)	(86)	—	—	—	—
Transfers from Level 2	—	—	(35)	—	3	—	—	—	—
Ending balance	$60	$47	$51	$6	$4	$—	$—	$44	$45

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

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$36,116	$40,718	$37,972	$41,785

(16)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2016 are as follows (in millions):

						2022 and
	2017	2018	2019	2020	2021	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$2,370	$1,606	$1,389	$1,208	$1,010	$10,053	$17,636
Construction commitments	852	49	66	1	1	4	973
Operating leases and easements	141	122	101	87	73	1,085	1,609
Maintenance, service and other contracts	303	220	212	186	180	723	1,824
	$3,666	$1,997	$1,768	$1,482	$1,264	$11,865	$22,042

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

MidAmerican Energy has long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. For the years ended December 31, 2016, 2015 and 2014, $137 million, $185 million and $159 million, respectively, were incurred for coal transportation services, the majority of which was related to the BNSF agreement.

Construction Commitments

The Company's firm construction commitments reflected in the table above include the following major construction projects:

•
MidAmerican Energy's construction of wind-powered generating facilities in 2017 and two Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for high voltage transmission lines in Iowa and Illinois in 2017.

•	ALP's investments in directly assigned transmission projects from the AESO.

•	PacifiCorp's costs associated with investments in emissions control equipment and certain transmission and distribution projects.

Operating Leases and Easements

The Company has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, land and rail cars. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. The Company also has non-cancelable easements for land on which its wind-powered generating facilities are located. Rent expense on non-cancelable operating leases totaled $156 million for 2016, $161 million for 2015 and $146 million for 2014.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the FERC. In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that the United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it was determined that dam removal should proceed, dam removal would begin no earlier than 2020.

Congress failed to pass legislation needed to implement the original KHSA. In February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. On April 6, 2016, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce and other stakeholders executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC")" jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective.

Under the amended KHSA, PacifiCorp and its customers continue to be protected from uncapped dam removal costs and liabilities. The KRRC must indemnify PacifiCorp from liabilities associated with dam removal. The amended KHSA also limits PacifiCorp's contribution to facilities removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. California voters approved a water bond measure in November 2014 from which the state of California's contribution towards facilities removal costs will be drawn. In accordance with this bond measure, additional funding of up to $250 million for facilities removal costs was included in the California state budget in 2016, with the funding effective for at least five years. If facilities removal costs exceed the combined funding that will be available from PacifiCorp's Oregon and California customers and the state of California, sufficient funds would need to be provided by the KRRC or an entity other than PacifiCorp in order for removal to proceed.

If certain conditions in the amended KHSA are not satisfied and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

As of December 31, 2016, PacifiCorp's assets included $68 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals through either December 31, 2019, or December 31, 2022, depending upon the state jurisdiction.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $227 million over the next 10 years related to these licenses.

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

On February 17, 2017, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 35,000 shares of its common stock for $19 million. On February 17, 2015, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 75,000 shares of its common stock for $36 million.

Restricted Net Assets

BHE has maximum debt-to-total capitalization percentage restrictions imposed by its senior unsecured credit facilities expiring in June 2019 which, in certain circumstances, limit BHE's ability to make cash dividends or distributions. As a result of this restriction, BHE has restricted net assets of $15.1 billion as of December 31, 2016.

Certain of BHE's subsidiaries have restrictions on their ability to dividend, loan or advance funds to BHE due to specific legal or regulatory restrictions, including, but not limited to, maximum debt-to-total capitalization percentages and commitments made to state commissions or federal agencies in connection with past acquisitions. As a result of these restrictions, BHE's subsidiaries had restricted net assets of $17.6 billion as of December 31, 2016.

(18)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to BHE shareholders by each component of other comprehensive income (loss), net of applicable income taxes, for the year ended December 31, (in millions):

					Accumulated
			Unrealized		Other
	Unrecognized	Foreign	Gains on	Unrealized	Comprehensive
	Amounts on	Currency	Available-	Gains on	Loss Attributable
	Retirement	Translation	For-Sale	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2013	$(559)	$(98)	$524	$36	$(97)
Other comprehensive income	69	(314)	(134)	(18)	(397)
Balance, December 31, 2014	(490)	(412)	390	18	(494)
Other comprehensive income (loss)	52	(680)	225	(11)	(414)
Balance, December 31, 2015	(438)	(1,092)	615	7	(908)
Other comprehensive income (loss)	(9)	(583)	(30)	19	(603)
Balance, December 31, 2016	$(447)	$(1,675)	$585	$26	$(1,511)

Reclassifications from AOCI to net income for the years ended December 31, 2016, 2015 and 2014 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 14. Additionally, refer to the "Foreign Operations" discussion in Note 12 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(19)	Noncontrolling Interests

Included in noncontrolling interests on the Consolidated Balance Sheets are preferred securities of subsidiaries of $58 million as of December 31, 2016 and 2015, consisting of $56 million of 8.061% cumulative preferred securities of Northern Electric plc., a subsidiary of Northern Powergrid, which are redeemable in the event of the revocation of Northern Electric plc.'s electricity distribution license by the Secretary of State, and $2 million of nonredeemable preferred stock of PacifiCorp.

(20)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2016	2015	2014
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$1,673	$1,764	$1,585
Income taxes received, net(1)	$1,016	$1,666	$635

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$547	$718	$1,143

(1)	Includes $1.1 billion, $1.8 billion and $764 million of income taxes received from Berkshire Hathaway in 2016, 2015 and 2014, respectively.

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

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
PacifiCorp	$5,201	$5,232	$5,252
MidAmerican Funding	2,631	2,515	2,844
NV Energy	2,895	3,351	3,241
Northern Powergrid	995	1,140	1,283
BHE Pipeline Group	978	1,016	1,078
BHE Transmission	502	592	62
BHE Renewables	743	728	623
HomeServices	2,801	2,526	2,144
BHE and Other(1)	676	780	799
Total operating revenue	$17,422	$17,880	$17,326

Depreciation and amortization:
PacifiCorp	$783	$780	$745
MidAmerican Funding	479	407	351
NV Energy	421	410	379
Northern Powergrid	200	202	198
BHE Pipeline Group	206	204	196
BHE Transmission	241	185	13
BHE Renewables	230	216	152
HomeServices	31	29	29
BHE and Other(1)	—	(5)	(6)
Total depreciation and amortization	$2,591	$2,428	$2,057

Operating income:
PacifiCorp	$1,427	$1,344	$1,308
MidAmerican Funding	566	451	395
NV Energy	770	812	791
Northern Powergrid	494	593	674
BHE Pipeline Group	455	464	439
BHE Transmission	92	260	16
BHE Renewables	256	255	314
HomeServices	212	184	125
BHE and Other(1)	(21)	(35)	(16)
Total operating income	4,251	4,328	4,046
Interest expense	(1,854)	(1,904)	(1,711)
Capitalized interest	139	74	89
Allowance for equity funds	158	91	98
Interest and dividend income	120	107	38
Other, net	36	39	42
Total income before income tax expense and equity income (loss)	$2,850	$2,735	$2,602

	Years Ended December 31,
	2016	2015	2014
Interest expense:
PacifiCorp	$381	$383	$386
MidAmerican Funding	218	206	197
NV Energy	250	262	283
Northern Powergrid	136	145	151
BHE Pipeline Group	50	66	76
BHE Transmission	153	146	14
BHE Renewables	198	193	175
HomeServices	2	3	4
BHE and Other(1)	466	500	425
Total interest expense	$1,854	$1,904	$1,711

Income tax expense (benefit):
PacifiCorp	$341	$328	$310
MidAmerican Funding	(139)	(150)	(122)
NV Energy	200	207	195
Northern Powergrid	22	35	110
BHE Pipeline Group	163	158	149
BHE Transmission	26	63	28
BHE Renewables	(32)	41	65
HomeServices	81	72	44
BHE and Other(1)	(259)	(304)	(190)
Total income tax expense (benefit)	$403	$450	$589

Capital expenditures:
PacifiCorp	$903	$916	$1,066
MidAmerican Funding	1,637	1,448	1,527
NV Energy	529	571	558
Northern Powergrid	579	674	675
BHE Pipeline Group	226	240	257
BHE Transmission	466	966	222
BHE Renewables	719	1,034	2,221
HomeServices	20	16	17
BHE and Other	11	10	12
Total capital expenditures	$5,090	$5,875	$6,555

	As of December 31,
	2016	2015	2014
Property, plant and equipment, net:
PacifiCorp	$19,162	$19,039	$18,755
MidAmerican Funding	12,835	11,737	10,535
NV Energy	9,825	9,767	9,648
Northern Powergrid	5,148	5,790	5,599
BHE Pipeline Group	4,423	4,345	4,286
BHE Transmission	5,810	5,301	5,567
BHE Renewables	5,302	4,805	4,897
HomeServices	78	70	68
BHE and Other	(74)	(85)	(107)
Total property, plant and equipment, net	$62,509	$60,769	$59,248

Total assets:
PacifiCorp	$23,563	$23,550	$23,404
MidAmerican Funding	17,571	16,315	15,164
NV Energy	14,320	14,656	14,256
Northern Powergrid	6,433	7,317	7,059
BHE Pipeline Group	5,144	4,953	4,951
BHE Transmission	8,378	7,553	7,979
BHE Renewables	7,010	5,892	6,082
HomeServices	1,776	1,705	1,622
BHE and Other	1,245	1,677	1,299
Total assets	$85,440	$83,618	$81,816

	Years Ended December 31,
	2016	2015	2014
Operating revenue by country:
United States	$15,895	$16,121	$15,857
United Kingdom	995	1,140	1,281
Canada	506	600	78
Philippines and other	26	19	110
Total operating revenue by country	$17,422	$17,880	$17,326

Income before income tax expense and equity income by country:
United States	$2,264	$2,034	$2,001
United Kingdom	382	472	557
Canada	135	165	4
Philippines and other	69	64	40
Total income before income tax expense and equity income by country:	$2,850	$2,735	$2,602

	As of December 31,
	2016	2015	2014
Property, plant and equipment, net by country:
United States	$51,671	$49,680	$47,918
United Kingdom	5,020	5,757	5,563
Canada	5,803	5,298	5,570
Philippines and other	15	34	197
Total property, plant and equipment, net by country	$62,509	$60,769	$59,248

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to other corporate entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015 (in millions):

					BHE				BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-	and
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2014	$1,129	$2,102	$2,369	$1,100	$127	$1,657	$95	$761	$3	$9,343
Acquisitions	—	—	—	—	—	44	—	33	—	77
Foreign currency translation	—	—	—	(44)	—	(273)	—	—	(1)	(318)
Other	—	—	—	—	(26)	—	—	—	—	(26)
December 31, 2015	1,129	2,102	2,369	1,056	101	1,428	95	794	2	9,076
Acquisitions	—	—	—	—	—	4	—	46	—	50
Foreign currency translation	—	—	—	(126)	—	42	—	—	(2)	(86)
Other	—	—	—	—	(26)	(4)	—	—	—	(30)
December 31, 2016	$1,129	$2,102	$2,369	$930	$75	$1,470	$95	$840	$—	$9,010

PacifiCorp and its subsidiaries
Consolidated Financial Section

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2016	2015	2014	2013	2012

Consolidated Statement of Operations Data:
Operating revenue	$5,201	$5,232	$5,252	$5,147	$4,882
Operating income	1,426	1,340	1,300	1,264	1,021
Net income	763	695	698	682	537

	As of December 31,
	2016	2015	2014	2013	2012

Consolidated Balance Sheet Data:
Total assets(1)(2)	$22,394	$22,367	$22,205	$21,559	$21,581
Short-term debt	270	20	20	—	—
Current portion of long-term debt and
capital lease obligations	58	68	134	238	267
Long-term debt and capital lease obligations,
excluding current portion(2)	7,021	7,078	6,885	6,605	6,559
Total shareholders' equity	7,390	7,503	7,756	7,787	7,644

(1)
In December 2015, PacifiCorp retrospectively adopted Accounting Standards Update No. 2015-17, which resulted in the reclassification of current deferred income tax assets in the amounts of $28 million, $66 million, and $112 million, as of December 31, 2014, 2013 and 2012, respectively, as reductions in noncurrent deferred income tax liabilities.

(2)
In December 2015, PacifiCorp retrospectively adopted Accounting Standards Update No. 2015-03, which resulted in the reclassification of certain deferred debt issuance costs previously recognized within other assets in the amounts of $34 million, $34 million, and $35 million, as of December 31, 2014, 2013, and 2012, respectively, as reductions in long-term debt.

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

Results of Operations

Overview

Net income for the year ended December 31, 2016 was $763 million, an increase of $68 million, or 10%, compared to 2015. Net income increased due to higher margins of $86 million and lower operations and maintenance expenses of $18 million, partially offset by higher depreciation and amortization of $13 million, lower AFUDC of $9 million and higher property taxes of $5 million. Margins increased primarily due to lower purchased electricity costs, higher retail revenue, lower coal-fueled generation and lower natural gas costs, partially offset by lower wholesale electricity revenue. The increase in retail revenue was primarily due to higher retail rates. Retail customer volumes decreased by 0.6% due to lower commercial customer usage in Utah and lower industrial customer usage primarily in Utah and Oregon, partially offset by an increase in the average number of residential customers in Utah and Oregon, an increase in the average number of commercial customers in Utah and the impacts of weather on residential customer volumes. Energy generated decreased 5% for 2016 compared to 2015 due to lower coal-fueled generation, partially offset by higher hydroelectric, gas-fueled and wind-powered generation. Wholesale electricity sales volumes decreased 25% and purchased electricity volumes decreased 2%.

Net income for the year ended December 31, 2015 was $695 million, a decrease of $3 million compared to 2014. Net income decreased due to recognition of insurance recoveries for a fire claim in 2014, higher depreciation and amortization of $31 million, lower AFUDC of $25 million and higher property taxes, partially offset by higher margins of $109 million. Margins increased primarily due to higher retail revenue, lower purchased electricity prices, lower natural gas generation and costs, Utah Mine Disposition costs in 2014 and lower coal generation, partially offset by higher purchased electricity volumes, lower wholesale electricity revenue from lower volumes and prices and lower retail customer volumes. The increase in retail revenue was primarily due to higher retail rates. Retail customer volumes decreased 0.7% due to lower industrial customer usage in Utah and Wyoming and lower residential customer usage across the service territory, partially offset by an increase in the average number of residential customers in Utah and Oregon, an increase in the average number of commercial customers in Utah and the impacts of weather on residential, commercial and irrigation customer volumes. Energy generated decreased 6% for 2015 compared to 2014 due to lower availability and dispatch of natural gas-fueled generation and lower hydroelectric and wind-powered generation, partially offset by the addition of Lake Side 2. Wholesale electricity sales volumes decreased 13% and purchased electricity volumes increased 19%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows for the years ended December 31:

	2016	2015	Change		2015	2014	Change

Gross margin (in millions):
Operating revenue	$5,201	$5,232	$(31)	(1)%	$5,232	$5,252	$(20)	—%
Energy costs	1,751	1,868	(117)	(6)	1,868	1,997	(129)	(6)
Gross margin	$3,450	$3,364	$86	3	$3,364	$3,255	$109	3

Sales (GWh):
Residential	16,058	15,566	492	3%	15,566	15,568	(2)	—%
Commercial	16,857	17,262	(405)	(2)	17,262	17,073	189	1
Industrial and irrigation	20,924	21,403	(479)	(2)	21,403	21,934	(531)	(2)
Other	479	410	69	17	410	424	(14)	(3)
Total retail	54,318	54,641	(323)	(1)	54,641	54,999	(358)	(1)
Wholesale	6,641	8,889	(2,248)	(25)	8,889	10,270	(1,381)	(13)
Total sales	60,959	63,530	(2,571)	(4)	63,530	65,269	(1,739)	(3)

Average number of retail customers
(in thousands)	1,841	1,813	28	2%	1,813	1,783	30	2%

Average revenue per MWh:
Retail	$89.55	$87.99	$1.56	2%	$87.99	$85.73	$2.26	3%
Wholesale	$26.46	$29.92	$(3.46)	(12)%	$29.92	$33.94	$(4.02)	(12)%

Sources of energy (GWh)(1):
Coal	36,578	41,298	(4,720)	(11)%	41,298	42,218	(920)	(2)%
Natural gas	9,884	9,222	662	7	9,222	10,881	(1,659)	(15)
Hydroelectric(2)	3,843	2,914	929	32	2,914	3,782	(868)	(23)
Wind and other(2)	3,253	2,892	361	12	2,892	3,318	(426)	(13)
Total energy generated	53,558	56,326	(2,768)	(5)	56,326	60,199	(3,873)	(6)
Energy purchased	11,429	11,646	(217)	(2)	11,646	9,817	1,829	19
Total	64,987	67,972	(2,985)	(4)	67,972	70,016	(2,044)	(3)

Average cost of energy per MWh:
Energy generated(3)	$19.27	$19.38	$(0.11)	(1)%	$19.38	$20.71	$(1.33)	(6)%
Energy purchased	$44.64	$49.92	$(5.28)	(11)%	$49.92	$58.56	$(8.64)	(15)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gross margin increased $86 million, or 3%, for 2016 compared to 2015 primarily due to:

•	$71 million of lower purchased electricity costs primarily due to lower average market prices;

•	$57 million of higher retail revenues primarily due to higher retail rates;

•
$37 million of lower coal costs primarily due to decreased generation of $95 million, partially offset by higher average unit costs of $31 million and charges related to damaged longwall mining equipment of $20 million; and

•	$22 million of lower natural gas costs due to lower market prices, partially offset by increased generation.

The increases above were partially offset by:

•	$90 million of lower wholesale electricity revenue due to lower volumes and prices.

Operations and maintenance decreased $18 million, or 2%, for 2016 compared to 2015 primarily due to lower plant maintenance costs associated with reduced generation and lower labor and benefit costs due to lower headcount, partially offset by a Washington rate case decision disallowing returns on recent selective catalytic reduction projects.

Depreciation and amortization increased $13 million, or 2%, for 2016 compared to 2015 primarily due to higher plant-in-service.

Taxes, other than income taxes increased $5 million, or 3%, for 2016 compared to 2015 due to higher property taxes primarily from higher assessed property values.

Allowance for borrowed and equity funds decreased $9 million, or 18%, for 2016 compared to 2015 primarily due to lower qualified construction work-in-progress balances.

Income tax expense increased $12 million, or 4%, for 2016 compared to 2015 and the effective tax rate was 31% and 32% for 2016 and 2015, respectively. The decrease in the effective tax rate is due to higher production tax credits associated with PacifiCorp's wind-powered generating facilities.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Gross margin increased $109 million, or 3%, for 2015 compared to 2014 primarily due to:

•
$131 million of lower natural gas costs due to decreased generation, primarily as a result of lower availability and dispatch, and lower average unit costs, partially offset by increased generation from the addition of Lake Side 2;

•	$109 million of increases mainly from higher retail rates; and

•	$25 million of lower coal costs primarily due to decreased generation, including the idling of the Carbon Facility in April 2015 and Utah Mine Disposition costs in 2014.

The increases above were partially offset by:

•	$83 million of lower wholesale electricity revenue due to lower volumes and prices;

•	$31 million of lower REC revenue primarily due to the effects of established adjustment mechanisms;

•	$21 million of lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•
$16 million of lower retail revenues from a 0.7% decrease in retail customer volumes due to 1.8% lower customer usage primarily by industrial customers in Utah and Wyoming and residential customers across the service territory, partially offset by a 0.8% increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah and a 0.3% increase due to the impacts of weather on residential, commercial and irrigation customer volumes; and

•	$6 million of higher purchased electricity costs due to higher volumes substantially offset by lower average market prices.

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

Income tax expense increased $19 million, or 6%, for 2015 compared to 2014 and the effective tax rate was 32% and 31% for 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to lower production tax credits associated with PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of December 31, 2016, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$17

Credit facilities(1)	1,000
Less:
Short-term debt	(270)
Tax-exempt bond support	(142)
Net credit facilities	588

Total net liquidity	$605

Credit facilities:
Maturity dates	2018, 2019

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding PacifiCorp's credit facilities.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $1.6 billion and $1.7 billion, respectively. The change was primarily due to higher cash paid for income taxes, payment for USA Power final judgment and postjudgment interest and lower receipts from wholesale electricity sales, partially offset by lower purchased electricity payments, lower fuel payments, higher receipts from retail customers and lower cash collateral posted for derivative contracts.

Net cash flows from operating activities for the years ended December 31, 2015 and 2014 were $1.7 billion and $1.6 billion, respectively. The change was primarily due to lower cash paid for income taxes, lower fuel and purchased electricity payments and partial insurance recovery for Sanpete County, Utah rangeland fire costs incurred, partially offset by lower receipts from wholesale electricity sales and increases in cash collateral posted for derivative contracts.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates will be 50% in 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. As a result of PATH, PacifiCorp's cash flows from operations are expected to benefit due to bonus depreciation on qualifying assets placed in-service through 2019.

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

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(869) million and $(918) million, respectively. The change primarily reflects, a current year net distribution from an affiliate of $26 million, a prior year service territory acquisition of $23 million, and a decrease in capital expenditures of $13 million, partially offset by a prior year equipment sale to an affiliate of $13 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2015 and 2014 were $(918) million and $(1.079) billion, respectively. The change was primarily due to a decrease in capital expenditures of $150 million.

Financing Activities

Short-term Debt and Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of December 31, 2016, PacifiCorp had $270 million of short-term debt outstanding at a weighted average interest rate of 0.96%, and as of December 31, 2015, had $20 million of short-term debt outstanding at a weighted average interest rate of 0.65%. For further discussion, refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-term Debt

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $1.325 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue up to $1.325 billion additional first mortgage bonds through January 2019.

PacifiCorp made repayments on long-term debt totaling $66 million and $122 million during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, PacifiCorp had $255 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $251 million plus interest. These letters of credit were fully available as of December 31, 2016 and expire periodically through March 2019.

PacifiCorp's Mortgage and Deed of Trust creates a lien on most of PacifiCorp's electric utility property, allowing the issuance of bonds based on a percentage of utility property additions, bond credits arising from retirement of previously outstanding bonds or deposits of cash. The amount of bonds that PacifiCorp may issue generally is also subject to a net earnings test. As of December 31, 2016, PacifiCorp estimated it would be able to issue up to $9.7 billion of new first mortgage bonds under the most restrictive issuance test in the mortgage. Any issuances are subject to market conditions and amounts may be further limited by regulatory authorizations or commitments or by covenants and tests contained in other financing agreements. PacifiCorp also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits or deposits of cash.

Preferred Stock

As of December 31, 2016 and 2015, PacifiCorp had non-redeemable preferred stock outstanding with an aggregate stated value of $2 million.

Common Shareholder's Equity

In February 2017, PacifiCorp declared a dividend of $100 million payable to PPW Holdings LLC in March 2017.

In 2016 and 2015, PacifiCorp declared and paid dividends of $875 million and $950 million, respectively, to PPW Holdings LLC.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2014	2015	2016	2017	2018	2019

Transmission system investment	$262	$137	$94	$119	$108	$85
Environmental	158	114	58	32	21	14
Wind investment	—	—	110	31	181	740
Operating and other	646	665	641	668	675	781
Total	$1,066	$916	$903	$850	$985	$1,620

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment includes main grid reinforcement costs, construction costs for the 170-mile single-circuit 345-kV Sigurd-Red Butte transmission line that was placed in-service in May 2015 and initial development costs for several other long-term projects.

•
Environmental includes the installation of new or the replacement of existing emissions control equipment at certain generating facilities, including installation or upgrade of selective catalytic reduction control systems and low nitrogen oxide burners to reduce nitrogen oxides, particulate matter control systems, sulfur dioxide emissions controls systems and mercury emissions control systems, as well as expenditures for the management of coal combustion residuals.

•	Wind investment includes initial costs for new wind plant construction projects and repowering of existing wind plants.
Wind investments totaling $110 million in 2016 for the purposes of repowering certain existing wind-powered generating facilities and the construction of a new wind-powered generating facility. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowering and new wind-powered generating facilities totals $31 million in 2017, $181 million in 2018 and $740 million in 2019. The energy production from the repowered and new wind-powered generating facilities is expected to qualify for 100% of the federal renewable electricity production tax credit available for 10 years once the equipment is placed in-service.

•
Remaining investments relate to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand, including upgrades to customer meters in Oregon and Idaho.

Obligations and Commitments

Contractual Obligations

PacifiCorp has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes PacifiCorp's material contractual cash obligations as of December 31, 2016 (in millions):

	Payments Due By Periods
	2017	2018-2019	2020-2021	2022 and Thereafter	Total

Long-term debt, including interest:
Fixed-rate obligations	$357	$1,522	$1,027	$8,894	$11,800
Variable-rate obligations(1)	53	90	42	223	408
Capital leases, including interest	9	8	9	20	46
Operating leases and easements	5	10	9	39	63
Asset retirement obligations	21	23	38	351	433
Power purchase agreements - commercially operable(2):
Electricity commodity contracts	207	231	225	903	1,566
Electricity capacity contracts	37	70	62	665	834
Electricity mixed contracts	9	16	15	62	102
Power purchase agreements - non-commercially operable(2)	10	30	35	390	465
Transmission	109	196	108	467	880
Fuel purchase agreements(2):
Natural gas supply and transportation	62	56	55	260	433
Coal supply and transportation	734	1,156	798	1,147	3,835
Other purchase obligations	115	132	42	72	361
Other long-term liabilities(3)	14	9	13	52	88
Total contractual cash obligations	$1,742	$3,549	$2,478	$13,545	$21,314

(1)
Consists of principal and interest for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2016 rates. Refer to "Interest Rate Risk" in Item 7A of this Form 10-K for additional discussion related to variable-rate liabilities.

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

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2016, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

PacifiCorp has no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt and a change in ratings is not an event of default under the applicable debt instruments. PacifiCorp's unsecured revolving credit facilities do not require the maintenance of a minimum credit rating level to draw upon their availability. However, commitment fees and interest rates under the credit facilities are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities. Certain authorizations or exemptions by regulatory commissions for the issuance of securities are valid as long as PacifiCorp maintains investment grade ratings on senior secured debt. A downgrade below that level would necessitate new regulatory applications and approvals.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2016, PacifiCorp would have been required to post $221 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

Limitations

In addition to PacifiCorp's capital structure objectives, its debt capacity is also governed by its contractual and regulatory commitments.

PacifiCorp's revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0 as of the last day of each fiscal quarter. Management believes that PacifiCorp could have borrowed an additional $6.4 billion as of December 31, 2016 without exceeding this threshold. Any additional borrowings would be subject to market conditions, and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements.

The state regulatory orders that authorized BHE's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2016, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings LLC or BHE without prior state regulatory approval to the extent that it would reduce PacifiCorp's common stock equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by BHE as common equity. As of December 31, 2016, PacifiCorp's actual common stock equity percentage, as calculated under this measure, was 51%, and management believes that PacifiCorp could have declared a dividend of $1.9 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings LLC or BHE if PacifiCorp's senior unsecured debt is rated BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2016, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

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

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit PacifiCorp's ability to recover its costs. PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $1.543 billion and total regulatory liabilities were $1.032 billion as of December 31, 2016. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's regulatory assets and liabilities.

Derivatives

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. PacifiCorp employs a number of different derivative contracts, which may include forwards, options, swaps and other agreements, to manage its commodity price and, at times, interest rate risk. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices and interest rates. As of December 31, 2016, PacifiCorp had no derivative contracts outstanding related to interest rate risk. Refer to Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by accounting principles generally accepted in the United States of America. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2016, PacifiCorp had a net derivative liability of $77 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2016, PacifiCorp had a net derivative asset of $- million related to contracts where PacifiCorp uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

PacifiCorp's derivative contracts are probable of inclusion in rates and changes in the estimated fair value of derivative contracts are generally recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2016, PacifiCorp had $73 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. In addition, PacifiCorp contributes to a joint trustee pension plan for benefits offered to certain bargaining units. PacifiCorp recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2016, PacifiCorp recognized a net liability totaling $333 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2016, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and accumulated other comprehensive loss totaled $525 million and $20 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected long-term rate of return on plan assets. These key assumptions are reviewed annually and modified as appropriate. PacifiCorp believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about PacifiCorp's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2016.

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

			Other Postretirement
	Pension Plans		Benefit Plan
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2016 Benefit Obligations:
Discount rate	$(64)	$71	$(15)	$17

Effect on 2016 Periodic Cost:
Discount rate	$(4)	$4	$—	$—
Expected rate of return on plan assets	(5)	5	(1)	1

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

PacifiCorp is required to pass income tax benefits and expense related to certain property-related basis differences and other various differences on to its customers. As of December 31, 2016, these amounts were recognized as a regulatory asset of $421 million and a regulatory liability of $9 million and will be included in rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $275 million as of December 31, 2016. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

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

As of December 31, 2016, PacifiCorp's estimated potential one-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 36 months was $7 million, as measured by the VaR computations described above. The minimum, average and maximum daily VaR (one-day holding periods) were as follows for the year ended December 31 (in millions):

2016
Minimum VaR (measured)	$6
Average VaR (calculated)	8
Maximum VaR (measured)	12

PacifiCorp maintained compliance with its VaR limit procedures during the year ended December 31, 2016. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed estimated VaR levels.

Fair Value of Derivatives

The table that follows summarizes PacifiCorp's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $69 million and $75 million as of December 31, 2016 and 2015, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2016:
Total commodity derivative contracts	$(77)	$(59)	$(95)

As of December 31, 2015
Total commodity derivative contracts	$(136)	$(103)	$(169)

PacifiCorp's commodity derivative contracts are generally recoverable from customers in rates; therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose PacifiCorp to earnings volatility. As of December 31, 2016 and 2015, a regulatory asset of $73 million and $133 million, respectively, was recorded related to the net derivative liability of $77 million and $136 million, respectively. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher or the level of wholesale electricity sales are lower than what is included in rates, including the impacts of adjustment mechanisms.

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

As of December 31, 2016 and 2015, PacifiCorp had short- and long-term variable-rate obligations totaling $662 million and $475 million, respectively, that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to PacifiCorp's variable-rate debt as of December 31, 2016 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on PacifiCorp's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2016 and 2015.

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

As of December 31, 2016, PacifiCorp's aggregate credit exposure from wholesale activities totaled $136 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2016, $135 million, or 99.6%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2016, two counterparties comprised $87 million, or 64%, of the aggregate credit exposure. The two counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries ("PacifiCorp") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of PacifiCorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PacifiCorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 24, 2017

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$17	$12
Accounts receivable, net	728	740
Income taxes receivable	17	17
Inventories:
Materials and supplies	228	233
Fuel	215	192
Regulatory assets	53	102
Other current assets	96	81
Total current assets	1,354	1,377

Property, plant and equipment, net	19,162	19,026
Regulatory assets	1,490	1,583
Other assets	388	381

Total assets	$22,394	$22,367

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2016	2015

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$408	$473
Accrued employee expenses	67	70
Accrued interest	115	115
Accrued property and other taxes	63	62
Short-term debt	270	20
Current portion of long-term debt and capital lease obligations	58	68
Regulatory liabilities	54	34
Other current liabilities	164	229
Total current liabilities	1,199	1,071

Regulatory liabilities	978	938
Long-term debt and capital lease obligations	7,021	7,078
Deferred income taxes	4,880	4,750
Other long-term liabilities	926	1,027
Total liabilities	15,004	14,864

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,921	3,033
Accumulated other comprehensive loss, net	(12)	(11)
Total shareholders' equity	7,390	7,503

Total liabilities and shareholders' equity	$22,394	$22,367

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Operating revenue	$5,201	$5,232	$5,252

Operating costs and expenses:
Energy costs	1,751	1,868	1,997
Operations and maintenance	1,064	1,082	1,057
Depreciation and amortization	770	757	726
Taxes, other than income taxes	190	185	172
Total operating costs and expenses	3,775	3,892	3,952

Operating income	1,426	1,340	1,300

Other income (expense):
Interest expense	(380)	(379)	(379)
Allowance for borrowed funds	15	18	25
Allowance for equity funds	27	33	51
Other, net	15	11	10
Total other income (expense)	(323)	(317)	(293)

Income before income tax expense	1,103	1,023	1,007
Income tax expense	340	328	309
Net income	$763	$695	$698

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$763	$695	$698

Other comprehensive (loss) income, net of tax —
Unrecognized amounts on retirement benefits, net of tax of $-, $1 and $(3)	(1)	2	(4)

Comprehensive income	$762	$697	$694

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2013	$2	$—	$4,479	$3,315	$(9)	$7,787
Net income	—	—	—	698	—	698
Other comprehensive loss	—	—	—	—	(4)	(4)
Common stock dividends declared	—	—	—	(725)	—	(725)
Balance, December 31, 2014	2	—	4,479	3,288	(13)	7,756
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	2	2
Common stock dividends declared	—	—	—	(950)	—	(950)
Balance, December 31, 2015	2	—	4,479	3,033	(11)	7,503
Net income	—	—	—	763	—	763
Other comprehensive loss	—	—	—	—	(1)	(1)
Common stock dividends declared	—	—	—	(875)	—	(875)
Balance, December 31, 2016	$2	$—	$4,479	$2,921	$(12)	$7,390

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$763	$695	$698
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	770	757	726
Allowance for equity funds	(27)	(33)	(51)
Deferred income taxes and amortization of investment tax credits	139	172	297
Changes in regulatory assets and liabilities	122	63	(112)
Other, net	4	6	22
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(25)	5	5
Derivative collateral, net	6	(47)	(16)
Inventories	(21)	(7)	37
Income taxes	—	116	(155)
Accounts payable and other liabilities	(163)	7	119
Net cash flows from operating activities	1,568	1,734	1,570

Cash flows from investing activities:
Capital expenditures	(903)	(916)	(1,066)
Other, net	34	(2)	(13)
Net cash flows from investing activities	(869)	(918)	(1,079)

Cash flows from financing activities:
Proceeds from long-term debt	—	248	422
Repayments of long-term debt and capital lease obligations	(68)	(124)	(238)
Net proceeds from short-term debt	250	—	20
Common stock dividends	(875)	(950)	(725)
Other, net	(1)	(1)	—
Net cash flows from financing activities	(694)	(827)	(521)

Net change in cash and cash equivalents	5	(11)	(30)
Cash and cash equivalents at beginning of period	12	23	53
Cash and cash equivalents at end of period	$17	$12	$23

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("BHE"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

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

Investments

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. As of December 31, 2016 and 2015, PacifiCorp had no unrealized gains and losses on available-for-sale securities. Trading securities are carried at fair value with realized and unrealized gains and losses recognized in earnings.

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

	2016	2015	2014

Beginning balance	$7	$7	$8
Charged to operating costs and expenses, net	12	10	11
Write-offs, net	(12)	(10)	(12)
Ending balance	$7	$7	$7

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

For PacifiCorp's derivative contracts, the settled amount is generally included in rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in rates are recorded as regulatory liabilities or assets. For a derivative contract not probable of inclusion in rates, changes in the fair value are recognized in earnings.

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

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2016 and 2015, unbilled revenue was $275 million and $245 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates charged are established by regulators or contractual arrangements.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that PacifiCorp is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. These amounts were recognized as regulatory assets of $421 million and $437 million as of December 31, 2016 and 2015, respectively, and regulatory liabilities of $9 million and $12 million as of December 31, 2016 and 2015, respectively, and will be included in rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions. Investment tax credits are included in other long-term liabilities on the Consolidated Balance Sheets and were $18 million and $23 million as of December 31, 2016 and 2015, respectively.

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

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, which amends FASB Accounting Standards Codification ("ASC") Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The impact of this update is immaterial to PacifiCorp's Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. PacifiCorp currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized equal to what PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp’s performance to date. PacifiCorp’s current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class and jurisdiction.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2016	2015
Property, plant and equipment:
Generation	14 - 67 years	$12,371	$12,164
Transmission	58 - 75 years	6,055	5,914
Distribution	20 - 70 years	6,590	6,408
Intangible plant(1)	5 - 62 years	884	875
Other	5 - 60 years	1,398	1,396
Property, plant and equipment in-service		27,298	26,757
Accumulated depreciation and amortization		(8,793)	(8,360)
Net property, plant and equipment in-service		18,505	18,397
Construction work-in-progress		657	629
Total property, plant and equipment, net		$19,162	$19,026

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

The average depreciation and amortization rate applied to depreciable property, plant and equipment was 2.9%, 2.9% and 3.0% for the years ended December 31, 2016, 2015 and 2014, respectively.

Unallocated Acquisition Adjustments

PacifiCorp has unallocated acquisition adjustments that represent the excess of costs of the acquired interests in property, plant and equipment purchased from the entity that first devoted the assets to utility service over their net book value in those assets. These unallocated acquisition adjustments included in other property, plant and equipment had an original cost of $156 million and $155 million as of December 31, 2016 and 2015, respectively, and accumulated depreciation of $117 million and $112 million as of December 31, 2016 and 2015, respectively.

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

The amounts shown in the table below represent PacifiCorp's share in each jointly owned facility as of December 31, 2016 (dollars in millions):

		Facility	Accumulated	Construction
	PacifiCorp	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Jim Bridger Nos. 1 - 4	67%	$1,420	$583	$10
Hunter No. 1	94	473	161	1
Hunter No. 2	60	296	98	—
Wyodak	80	467	203	1
Colstrip Nos. 3 and 4	10	244	130	5
Hermiston	50	178	76	2
Craig Nos. 1 and 2	19	325	223	32
Hayden No. 1	25	74	32	—
Hayden No. 2	13	43	20	—
Foote Creek	79	39	25	—
Transmission and distribution facilities	Various	777	228	61
Total		$4,336	$1,779	$112

(5)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future rates. PacifiCorp's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2016	2015

Deferred income taxes(1)	26 years	$421	$437
Employee benefit plans(2)	21 years	525	499
Utah mine disposition(3)	Various	166	186
Unamortized contract values	7 years	98	110
Deferred net power costs	1 year	33	86
Unrealized loss on derivative contracts	5 years	73	133
Asset retirement obligation	20 years	82	65
Other	Various	145	169
Total regulatory assets		$1,543	$1,685

Reflected as:
Current assets		$53	$102
Noncurrent assets		1,490	1,583
Total regulatory assets		$1,543	$1,685

(1)	Amounts primarily represent income tax benefits and expense related to certain property-related basis differences and other various items that PacifiCorp is required to pass on to its customers.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in rates when recognized.

(3)
Amounts represent regulatory assets established as a result of the Utah mine disposition discussed below for the net property, plant and equipment not considered probable of disallowance and for the portion of losses associated with the assets held for sale, UMWA 1974 Pension Plan withdrawal and closure costs incurred to date considered probable of recovery.

PacifiCorp had regulatory assets not earning a return on investment of $1.019 billion and $1.102 billion as of December 31, 2016 and 2015, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. PacifiCorp's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2016	2015

Cost of removal(1)	26 years	$917	$894
Deferred income taxes	Various	9	12
Other	Various	106	66
Total regulatory liabilities		$1,032	$972

Reflected as:
Current liabilities		$54	$34
Noncurrent liabilities		978	938
Total regulatory liabilities		$1,032	$972

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

Utah Mine Disposition

In December 2014, PacifiCorp filed applications with the Utah Public Service Commission ("UPSC"), the Oregon Public Utility Commission ("OPUC"), the Wyoming Public Service Commission ("WPSC") and the Idaho Public Utilities Commission ("IPUC") seeking certain approvals, prudence determinations and accounting orders to close its Deer Creek mining operations, sell certain Utah mining assets, enter into a replacement coal supply agreement, amend an existing coal supply agreement, withdraw from the United Mine Workers of America ("UMWA") 1974 Pension Plan and settle PacifiCorp's other postretirement benefit obligation for UMWA participants (collectively, the "Utah Mine Disposition"). In 2015, PacifiCorp received approval from the commissions.

In December 2014, PacifiCorp filed an advice letter with the California Public Utility Commission ("CPUC") to request approval to sell certain Utah mining assets and to establish memorandum accounts to track the costs associated with the Utah Mine Disposition for future recovery. In July 2015, the CPUC Energy Division issued a letter requiring PacifiCorp to file a formal application for approval of the sale of certain Utah mining assets. Accordingly, in September 2015, PacifiCorp filed an application with the CPUC. On February 6, 2017, a joint motion was filed with the CPUC seeking approval of a settlement agreement reached by PacifiCorp and all other parties. The agreement states, among other things, that the decision to sell certain Utah mining assets is in the public interest. Parties also reserve their rights to additional testimony, briefs, and hearings to the extent the CPUC determines that additional California Environmental Quality Act proceedings are necessary. A CPUC decision on the joint motion and settlement agreement is expected in 2017.

(6)    Short-term Debt and Other Financing Agreements

The following table summarizes PacifiCorp's availability under its credit facilities as of December 31 (in millions):

2016:
Credit facilities	$1,000
Less:
Short-term debt	(270)
Tax-exempt bond support	(142)
Net credit facilities	$588

2015:
Credit facilities	$1,200
Less:
Short-term debt	(20)
Tax-exempt bond support and letters of credit	(160)
Net credit facilities	$1,020

PacifiCorp has a $600 million unsecured credit facility expiring in March 2018 and a $400 million unsecured credit facility with a stated maturity of June 2019 and which has two one-year extension options subject to bank consent. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have a variable interest rate based on the London Interbank Offered Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. As of December 31, 2016 and 2015, the weighted average interest rate on commercial paper borrowings outstanding was 0.96% and 0.65%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter. As of December 31, 2016, PacifiCorp was in compliance with the covenants of its credit facilities.

As of December 31, 2016 and 2015, PacifiCorp had $255 million and $310 million, respectively, of fully available letters of credit issued under committed arrangements, of which $10 million as of December 31, 2015 were issued under the credit facilities. These letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations and expire through March 2019.

As of December 31, 2016, PacifiCorp had approximately $14 million of additional letters of credit issued on its behalf to provide credit support for certain transactions as required by third parties. These letters of credit were all undrawn as of December 31, 2016 and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

(7)    Long-term Debt and Capital Lease Obligations

PacifiCorp's long-term debt and capital lease obligations were as follows as of December 31 (dollars in millions):

	2016			2015
			Average		Average
	Principal	Carrying	Interest	Carrying	Interest
	Amount	Value	Rate	Value	Rate

First mortgage bonds:
3.85% to 8.53%, due through 2021	$1,272	$1,269	5.10%	$1,271	5.10%
2.95% to 8.27%, due 2022 to 2026	1,829	1,820	4.10	1,819	4.10
7.70% due 2031	300	298	7.70	298	7.70
5.25% to 6.10%, due 2034 to 2036	850	843	5.80	843	5.80
5.75% to 6.35%, due 2037 to 2039	2,150	2,134	6.00	2,133	6.00
4.10% due 2042	300	297	4.10	297	4.10
Variable-rate series, tax-exempt bond obligations (2016-0.69% to 0.86%; 2015-0.01% to 0.22%):
Due 2017 to 2018	91	91	0.85	91	0.22
Due 2018 to 2025(1)	108	108	0.74	107	0.01
Due 2024(1)(2)	143	142	0.70	196	0.02
Due 2024 to 2025 (2)	50	50	0.80	59	0.21
Total long-term debt	7,093	7,052		7,114
Capital lease obligations:
8.75% to 14.61%, due through 2035	27	27	11.09	32	11.25
Total long-term debt and capital lease
obligations	$7,120	$7,079		$7,146

Reflected as:
	2016	2015

Current portion of long-term debt and capital lease obligations	$58	$68
Long-term debt and capital lease obligations	7,021	7,078
Total long-term debt and capital lease obligations	$7,079	$7,146

1)	Supported by $255 million and $310 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2016 and 2015, respectively.

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

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $26 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2016.

PacifiCorp has entered into long-term agreements that qualify as capital leases and expire at various dates through March 2035 for transportation services, a power purchase agreement and real estate. The transportation services agreements included as capital leases are for the right to use pipeline facilities to provide natural gas to two of PacifiCorp's generating facilities. Net capital lease assets of $27 million and $32 million as of December 31, 2016 and 2015, respectively, were included in property, plant and equipment, net in the Consolidated Balance Sheets.

As of December 31, 2016, the annual principal maturities of long-term debt and total capital lease obligations for 2017 and thereafter are as follows (in millions):

	Long-term	Capital Lease
	Debt	Obligations	Total

2017	$52	$9	$61
2018	586	4	590
2019	350	4	354
2020	38	3	41
2021	420	6	426
Thereafter	5,647	20	5,667
Total	7,093	46	7,139
Unamortized discount and debt issuance costs	(41)	—	(41)
Amounts representing interest	—	(19)	(19)
Total	$7,052	$27	$7,079

(8)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2016	2015	2014

Current:
Federal	$169	$130	$2
State	32	26	10
Total	201	156	12

Deferred:
Federal	123	148	260
State	21	29	43
Total	144	177	303

Investment tax credits	(5)	(5)	(6)
Total income tax expense	$340	$328	$309

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
State income taxes, net of federal income tax benefit	3	3	3
Federal income tax credits	(6)	(6)	(7)
Other	(1)	—	—
Effective income tax rate	31%	32%	31%

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

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015

Deferred income tax assets:
Regulatory liabilities	$393	$374
Employee benefits	202	189
Derivative contracts and unamortized contract values	67	94
State carryforwards	69	68
Loss contingencies	12	67
Asset retirement obligations	78	81
Other	82	88
	903	961
Deferred income tax liabilities:
Property, plant and equipment	(5,161)	(5,030)
Regulatory assets	(586)	(639)
Other	(36)	(42)
	(5,783)	(5,711)
Net deferred income tax liability	$(4,880)	$(4,750)

The following table provides PacifiCorp's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2016 (in millions):

State

Net operating loss carryforwards	$1,415
Deferred income taxes on net operating loss carryforwards	$52
Expiration dates	2017 - 2032

Tax credit carryforwards	$17
Expiration dates	2017 - indefinite

The United States Internal Revenue Service has closed its examination of PacifiCorp's income tax returns through December 31, 2009. The statute of limitations for PacifiCorp's state income tax returns have expired through December 31, 2009, with the exception of California, Oregon and Utah, for which the statute of limitations have expired through March 31, 2006.

As of December 31, 2016 and 2015, PacifiCorp had unrecognized tax benefits totaling $12 million and $13 million, respectively, related to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect PacifiCorp's effective income tax rate.

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

Pension and Other Postretirement Benefit Plans

PacifiCorp's pension plans include non-contributory defined benefit pension plans, collectively the PacifiCorp Retirement Plan ("Retirement Plan"), and the Supplemental Executive Retirement Plan ("SERP"). The Retirement Plan is closed to all non-union employees hired after January 1, 2008. All non-union Retirement Plan participants hired prior to January 1, 2008 that did not elect to receive equivalent fixed contributions to the 401(k) Plan effective January 1, 2009 earned benefits based on a cash balance formula through December 31, 2016. Effective January 1, 2017, non-union employee participants with a cash balance benefit in the Retirement Plan are no longer eligible to receive pay credits in their cash balance formula. In general for union employees, benefits under the Retirement Plan were frozen at various dates from December 31, 2007 through December 31, 2011 as they are now being provided with enhanced 401(k) Plan benefits. However, certain limited union Retirement Plan participants continue to earn benefits under the Retirement Plan based on the employee's years of service and a final average pay formula. The SERP was closed to new participants as of March 21, 2006 and froze future accruals for active participants as of December 31, 2014.

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

As a result of the closure of the Deer Creek mining operations, withdrawal from the UMWA 1974 Pension Plan was involuntarily triggered in June 2015 when UMWA employees ceased performing work for the subsidiary. Refer to "Multiemployer and Joint Trustee Pension Plans" for further information regarding the withdrawal.

Net Periodic Benefit Cost

For purposes of calculating the expected return on plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning after the first year in which they occur.

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014

Service cost	$4	$4	$5	$2	$3	$6
Interest cost	54	53	57	15	16	28
Expected return on plan assets	(75)	(77)	(76)	(21)	(23)	(31)
Net amortization	34	42	29	(5)	(4)	2
Net periodic benefit cost (credit)	$17	$22	$15	$(9)	$(8)	$5

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Plan assets at fair value, beginning of year	$1,043	$1,146	$305	$482
Employer contributions	5	4	1	1
Participant contributions	—	—	6	6
Actual return on plan assets	51	—	17	1
Settlement	—	—	—	(150)
Benefits paid	(100)	(107)	(27)	(35)
Plan assets at fair value, end of year	$999	$1,043	$302	$305

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Benefit obligation, beginning of year	$1,289	$1,378	$362	$539
Service cost	4	4	2	3
Interest cost	54	53	15	16
Participant contributions	—	—	6	6
Actuarial (gain) loss	29	(39)	—	(17)
Settlement	—	—	—	(150)
Benefits paid	(100)	(107)	(27)	(35)
Benefit obligation, end of year	$1,276	$1,289	$358	$362
Accumulated benefit obligation, end of year	$1,276	$1,289

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Plan assets at fair value, end of year	$999	$1,043	$302	$305
Less - Benefit obligation, end of year	1,276	1,289	358	362
Funded status	$(277)	$(246)	$(56)	$(57)

Amounts recognized on the Consolidated Balance Sheets:
Other current liabilities	$(5)	$(4)	$—	$—
Other long-term liabilities	(272)	(242)	(56)	(57)
Amounts recognized	$(277)	$(246)	$(56)	$(57)

The SERP has no plan assets; however, PacifiCorp has a Rabbi trust that holds corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trust, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $55 million and $52 million as of December 31, 2016 and 2015, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent other assets on the Consolidated Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Net loss	$518	$508	$39	$36
Prior service credit	—	(13)	(13)	(19)
Regulatory deferrals	(7)	(3)	8	9
Total	$511	$492	$34	$26

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2016 and 2015 is as follows (in millions):

		Accumulated
		Other
	Regulatory	Comprehensive
	Asset	Loss	Total
Pension
Balance, December 31, 2014	$474	$22	$496
Net loss (gain) arising during the year	40	(2)	38
Net amortization	(41)	(1)	(42)
Total	(1)	(3)	(4)
Balance, December 31, 2015	473	19	492
Net loss arising during the year	51	2	53
Net amortization	(33)	(1)	(34)
Total	18	1	19
Balance, December 31, 2016	$491	$20	$511

Regulatory
Asset
Other Postretirement
Balance, December 31, 2014	$17
Net loss arising during the year	5
Net amortization	4
Total	9
Balance, December 31, 2015	26
Net loss arising during the year	3
Net amortization	5
Total	8
Balance, December 31, 2016	$34

The net loss, prior service credit and regulatory deferrals that will be amortized in 2017 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$16	$—	$(2)	$14
Other postretirement	—	(7)	1	(6)
Total	$16	$(7)	$(1)	$8

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014

Benefit obligations as of December 31:
Discount rate	4.05%	4.40%	4.00%	4.05%	4.35%	3.90%
Rate of compensation increase	N/A	2.75	2.75	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.40%	4.00%	4.80%	4.35%	3.99%	4.90%
Expected return on plan assets	7.50	7.50	7.50	7.50	7.08	7.50
Rate of compensation increase	2.75	2.75	3.00	N/A	N/A	N/A

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

As a result of a plan amendment effective on January 1, 2017, the benefit obligation for the Retirement Plan is no longer affected by future increases in compensation. As a result of the labor settlement discussed above in "Utah Mine Disposition and Labor Agreement," the benefit obligation for the other postretirement plan is no longer affected by healthcare cost trends.

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $5 million and $- million, respectively, during 2017. Funding to PacifiCorp's Retirement Plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 ("ERISA") and the Pension Protection Act of 2006, as amended ("PPA"). PacifiCorp considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the PPA. PacifiCorp's funding policy for its other postretirement benefit plan is to generally contribute an amount equal to the net periodic benefit cost, subject to tax deductibility limitations and other considerations.

The expected benefit payments to participants in PacifiCorp's pension and other postretirement benefit plans for 2017 through 2021 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2017	$105	$28
2018	109	28
2019	108	27
2020	104	30
2021	97	26
2022-2026	426	116

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

The target allocations (percentage of plan assets) for PacifiCorp's pension and other postretirement benefit plan assets are as follows as of December 31, 2016:

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

Fair Value Measurements
PacifiCorp adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)" effective January 1, 2016 under a retrospective method.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2016:
Cash equivalents	$—	$10	$—	$10
Debt securities:
United States government obligations	25	—	—	25
Corporate obligations	—	36	—	36
Municipal obligations	—	6	—	6
Agency, asset and mortgage-backed obligations	—	37	—	37
Equity securities:
United States companies	389	—	—	389
International companies	15	—	—	15
Investment funds(2)	83	—	—	83
Total assets in the fair value hierarchy	$512	$89	$—	601
Investment funds(2) measured at net asset value				337
Limited partnership interests(3) measured at net asset value				61
Investments at fair value				$999

As of December 31, 2015:
Cash equivalents	$—	$10	$—	$10
Debt securities:
United States government obligations	19	—	—	19
Corporate obligations	—	42	—	42
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	43	—	43
Equity securities:
United States companies	408	—	—	408
International companies	17	—	—	17
Investment funds(2)	83	—	—	83
Total assets in the fair value hierarchy	$527	$100	$—	627
Investment funds(2) measured at net asset value				351
Limited partnership interests(3) measured at net asset value				65
Investments at fair value				$1,043

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 54% and 46% respectively, for 2016 and 53% and 47%, respectively, for 2015, and are invested in United States and international securities of approximately 39% and 61%, respectively, for 2016 and 40% and 60%, respectively, for 2015.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit other postretirement plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2016:
Cash and cash equivalents	$4	$1	$—	$5
Debt securities:
United States government obligations	11	—	—	11
Corporate obligations	—	13	—	13
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	13	—	13
Equity securities:
United States companies	93	—	—	93
International companies	4	—	—	4
Investment funds(2)	32	—	—	32
Total assets in the fair value hierarchy	$144	$29	$—	173
Investment funds(2) measured at net asset value				125
Limited partnership interests(3) measured at net asset value				4
Investments at fair value				$302

As of December 31, 2015:
Cash and cash equivalents	$4	$1	$—	$5
Debt securities:
United States government obligations	9	—	—	9
Corporate obligations	—	15	—	15
Municipal obligations	—	1	—	1
Agency, asset and mortgage-backed obligations	—	14	—	14
Equity securities:
United States companies	95	—	—	95
International companies	4	—	—	4
Investment funds(2)	32	—	—	32
Total assets in the fair value hierarchy	$144	$31	$—	175
Investment funds(2) measured at net asset value				126
Limited partnership interests(3) measured at net asset value				4
Investments at fair value				$305

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 62% and 38%, respectively, for 2016 and 61% and 39%, respectively, for 2015, and are invested in United States and international securities of approximately 71% and 29%, respectively, for 2016 and 67% and 33%, respectively, for 2015.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.
For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models based on observable market inputs. Shares of mutual funds not registered under the Securities Act of 1933, private equity limited partnership interests, common and commingled trust funds and investment entities are reported at fair value based on the net asset value per unit, which is used for expedience purposes. A fund’s net asset value is based on the fair value of the underlying assets held by the fund less its liabilities.

Multiemployer and Joint Trustee Pension Plans

PacifiCorp contributes to the PacifiCorp/IBEW Local 57 Retirement Trust Fund ("Local 57 Trust Fund") (plan number 001) and its subsidiary, Energy West Mining Company, previously contributed to the UMWA 1974 Pension Plan (plan number 002). Contributions to these pension plans are based on the terms of collective bargaining agreements.

As a result of the Utah Mine Disposition and UMWA labor settlement, PacifiCorp's subsidiary, Energy West Mining Company, triggered involuntary withdrawal from the UMWA 1974 Pension Plan in June 2015 when the UMWA employees ceased performing work for the subsidiary. PacifiCorp recorded its estimate of the withdrawal obligation in December 2014 when withdrawal was considered probable and deferred the portion of the obligation considered probable of recovery to a regulatory asset. PacifiCorp has subsequently revised its estimate due to changes in facts and circumstances for a withdrawal occurring by July 2015. As communicated in a letter received in August 2016, the plan trustees have determined a withdrawal liability of $115 million. Energy West Mining Company began making installment payments in November 2016 and has the option to elect a lump sum payment to settle the withdrawal obligation. The ultimate amount paid by Energy West Mining Company to settle the obligation is dependent on a variety of factors, including the results of ongoing negotiations with the plan trustees.

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

		PPA zone status or
		plan funded status percentage for
		plan years beginning July 1,					Contributions(1)
Plan name	Employer Identification Number	2016	2015	2014	Funding improvement plan	Surcharge imposed under PPA(1)	2016	2015	2014	Year contributions to plan exceeded more than 5% of total contributions(2)
UMWA 1974 Pension Plan	52-1050282	Critical and Declining	Critical and Declining	Critical	Implemented	Yes	$—	$1	$2	None
Local 57 Trust Fund	87-0640888	At least 80%	At least 80%	At least 80%	None	None	$8	$8	$9	2015, 2014, 2013

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

(2)
For the UMWA 1974 Pension Plan, information is for plan years beginning July 1, 2014, 2013 and 2012. Information for the plan year beginning July 1, 2015 is not yet available. For the Local 57 Trust Fund, information is for plan years beginning July 1, 2014, 2013 and 2012. Information for the plan year beginning July 1, 2015 is not yet available.

The current collective bargaining agreements governing the Local 57 Trust Fund expire in 2020.

Defined Contribution Plan

PacifiCorp's 401(k) plan covers substantially all employees. PacifiCorp's matching contributions are based on each participant's level of contribution and, as of January 1, 2017, all participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. PacifiCorp's contributions to the 401(k) plan were $34 million, $35 million and $34 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

PacifiCorp does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. Cost of removal regulatory liabilities totaled $917 million and $894 million as of December 31, 2016 and 2015, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's ARO liabilities for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$224	$135
Change in estimated costs	2	62
Additions	—	30
Retirements	(19)	(10)
Accretion	8	7
Ending balance	$215	$224

Reflected as:
Other current liabilities	$21	$35
Other long-term liabilities	194	189
	$215	$224

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

PacifiCorp has established a risk management process that is designed to identify, assess, manage, mitigate, monitor and report, each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of December 31, 2016:
Not designated as hedging contracts(1):
Commodity assets	$24	$2	$1	$—	$27
Commodity liabilities	(6)	—	(14)	(84)	(104)
Total	18	2	(13)	(84)	(77)

Total derivatives	18	2	(13)	(84)	(77)
Cash collateral receivable	—	—	10	59	69
Total derivatives - net basis	$18	$2	$(3)	$(25)	$(8)

As of December 31, 2015:
Not designated as hedging contracts(1):
Commodity assets	$10	$—	$2	$—	$12
Commodity liabilities	(1)	—	(58)	(89)	(148)
Total	9	—	(56)	(89)	(136)

Total derivatives	9	—	(56)	(89)	(136)
Cash collateral receivable	—	—	18	57	75
Total derivatives - net basis	$9	$—	$(38)	$(32)	$(61)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of December 31, 2016 and 2015, a regulatory asset of $73 million and $133 million, respectively, was recorded related to the net derivative liability of $77 million and $136 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2016	2015	2014

Beginning balance	$133	$85	$55
Changes in fair value recognized in regulatory assets	(27)	82	45
Net gains reclassified to operating revenue	10	40	(4)
Net losses reclassified to energy costs	(43)	(74)	(11)
Ending balance	$73	$133	$85

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2016	2015

Electricity (sales) purchases	Megawatt hours	(3)	1
Natural gas purchases	Decatherms	84	111
Fuel oil purchases	Gallons	11	11

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $97 million and $142 million as of December 31, 2016 and 2015, respectively, for which PacifiCorp had posted collateral of $69 million and $75 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2016 and 2015, PacifiCorp would have been required to post $22 million and $64 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2016:
Assets:
Commodity derivatives	$—	$27	$—	$(7)	$20
Money market mutual funds(2)	13	—	—	—	13
Investment funds	17	—	—	—	17
	$30	$27	$—	$(7)	$50

Liabilities - Commodity derivatives	$—	$(104)	$—	$76	$(28)

As of December 31, 2015:
Assets:
Commodity derivatives	$—	$9	$3	$(3)	$9
Money market mutual funds (2)	13	—	—	—	13
Investment funds	15	—	—	—	15
	$28	$9	$3	$(3)	$37

Liabilities - Commodity derivatives	$—	$(148)	$—	$78	$(70)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $69 million and $75 million as of December 31, 2016 and 2015, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,052	$8,204	$7,114	$8,210

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the FERC. In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that the United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it was determined that dam removal should proceed, dam removal would begin no earlier than 2020.

Congress failed to pass legislation needed to implement the original KHSA. Hence, in February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. On April 6, 2016, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce and other stakeholders executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC") jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective.

Under the amended KHSA, PacifiCorp and its customers continue to be protected from uncapped dam removal costs and liabilities. The KRRC must indemnify PacifiCorp from liabilities associated with dam removal. The amended KHSA also limits PacifiCorp's contribution to facilities removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. California voters approved a water bond measure in November 2014 from which the state of California's contribution towards facilities removal costs will be drawn. In accordance with this bond measure, additional funding of up to $250 million for facilities removal costs was included in the California state budget in 2016, with the funding effective for at least five years. If facilities removal costs exceed the combined funding that will be available from PacifiCorp's Oregon and California customers and the state of California, sufficient funds would need to be provided by the KRRC or an entity other than PacifiCorp in order for removal to proceed.

If certain conditions in the amended KHSA are not satisfied and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

As of December 31, 2016, PacifiCorp's assets included $68 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals through either December 31, 2019, or December 31, 2022, depending upon the state jurisdiction.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $227 million over the next 10 years related to these licenses.

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2016 are as follows (in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Contract type:
Purchased electricity contracts -
commercially operable	$253	$160	$157	$157	$145	$1,630	$2,502
Purchased electricity contracts -
non-commercially operable	10	13	17	17	18	390	465
Fuel contracts	796	616	596	507	346	1,407	4,268
Construction commitments	62	46	26	4	1	4	143
Transmission	109	106	90	61	47	467	880
Operating leases and easements	5	5	5	5	4	39	63
Maintenance, service and
other contracts	53	29	31	17	20	68	218
Total commitments	$1,288	$975	$922	$768	$581	$4,005	$8,539

Purchased Electricity Contracts - Commercially Operable

As part of its energy resource portfolio, PacifiCorp acquires a portion of its electricity through long-term purchases and exchange agreements. PacifiCorp has several power purchase agreements with wind-powered generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the purchased electricity payments are any power purchase agreements that meet the definition of a lease. Rent expense related to those power purchase agreements that meet the definition of a lease totaled $14 million for 2016, $13 million for 2015 and $15 million for 2014.

Included in the minimum fixed annual payments for purchased electricity above are commitments to purchase electricity from several hydroelectric systems under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of system output and for a like percentage of system operating expenses and debt service. These costs are included in energy costs on the Consolidated Statements of Operations. PacifiCorp is required to pay its portion of operating costs and its portion of the debt service, whether or not any electricity is produced. These arrangements accounted for less than 5% of PacifiCorp's 2016, 2015 and 2014 energy sources.

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

Operating Leases and Easements

PacifiCorp has non-cancelable operating leases primarily for certain operating facilities, office space, land and equipment that expire at various dates through the year ending December 31, 2092. These leases generally require PacifiCorp to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. PacifiCorp also has non-cancelable easements for land on which its wind-powered generating facilities are located. Rent expense totaled $15 million for the years ended December 31, 2016 and 2015, and $16 million for 2014.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(14)    Preferred Stock

PacifiCorp has 3,500 thousand shares of Serial Preferred Stock authorized at the stated value of $100 per share. PacifiCorp had 24 thousand shares of Serial Preferred Stock issued and outstanding as of December 31, 2016 and 2015. The outstanding preferred stock series are non-redeemable and have annual dividend rates of 6.00% and 7.00%.

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

PacifiCorp also has 16 million shares of No Par Serial Preferred Stock and 127 thousand shares of 5% Preferred Stock authorized, but no shares were issued or outstanding as of December 31, 2016 and 2015.

(15)    Common Shareholder's Equity

In February 2017, PacifiCorp declared a dividend of $100 million payable to PPW Holdings LLC, a wholly owned subsidiary of BHE and PacifiCorp's direct parent company ("PPW Holdings") in March 2017.

Through PPW Holdings, BHE is the sole shareholder of PacifiCorp's common stock. The state regulatory orders that authorized BHE's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2016, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings or BHE without prior state regulatory approval to the extent that it would reduce PacifiCorp's common equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by BHE as common equity. As of December 31, 2016, PacifiCorp's actual common equity percentage, as calculated under this measure, was 51%, and PacifiCorp would have been permitted to dividend $1.9 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings or BHE if PacifiCorp's senior unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2016, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

PacifiCorp is also subject to a maximum debt-to-total capitalization percentage under various financing agreements as further discussed in Note 6.

(16)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of unrecognized amounts on retirement benefits, net of tax, of $12 million and $11 million as of December 31, 2016 and 2015, respectively.

(17)    Variable-Interest Entities

PacifiCorp holds an undivided interest in 50% of the Hermiston generating facility (refer to Note 4). Prior to the expiration of a power purchase agreement in July 2016, PacifiCorp dictated when the generating facility operated, procured 100% of the natural gas for the generating facility and subsequently received 100% of the generated electricity, 50% of which was acquired through a power purchase agreement that expired. As a result, PacifiCorp held a variable interest in the joint owner of the remaining 50% of the facility and was the primary beneficiary. With the expiration of the power purchase agreement, PacifiCorp no longer holds a variable interest in the joint owner. PacifiCorp was unable to obtain the information necessary to previously consolidate the entity because the entity did not supply the information due to the lack of a contractual obligation to do so. Cost of the electricity purchased from the joint owner was $20 million, $39 million and $38 million during each of the years ended December 31, 2016, 2015 and 2014, respectively. The entity is operated by the equity owners and PacifiCorp has no risk of loss in relation to the entity in the event of a disaster.

PacifiCorp holds a two-thirds interest in Bridger Coal Company ("Bridger Coal"), which supplies coal to the Jim Bridger generating facility that is owned two-thirds by PacifiCorp and one-third by PacifiCorp's joint venture partner in Bridger Coal. PacifiCorp purchases two-thirds of the coal produced by Bridger Coal, while the remaining coal is purchased by the joint venture partner. The power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. Each joint venture partner is jointly and severally liable for the obligations of Bridger Coal. Bridger Coal's necessary working capital to carry out its mining operations is financed by contributions from PacifiCorp and its joint venture partner. PacifiCorp's equity investment in Bridger Coal was $165 million and $190 million as of December 31, 2016 and 2015, respectively. Refer to Note 18 for information regarding related-party transactions with Bridger Coal.

(18)    Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to PacifiCorp by BHE and its subsidiaries under this agreement totaled $10 million during each of the years ended December 31, 2016, 2015 2014, respectively. Payables associated with these administrative services were $2 million as of December 31, 2016 and 2015, respectively. Amounts charged by PacifiCorp to BHE and its subsidiaries under this agreement totaled $4 million, $7 million and $10 million during the years ended December 31, 2016, 2015 and 2014, respectively. Receivables associated with these administrative services were $1 million as of December 31, 2016 and 2015, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of BHE in the ordinary course of business. Services provided by these subsidiaries in the ordinary course of business and charged to PacifiCorp primarily relate to wholesale electricity purchases and transmission of electricity, transportation of natural gas and employee relocation services. These expenses totaled $7 million, $8 million and $7 million during the years ended December 31, 2016, 2015 and 2014, respectively. Payables associated with these services were $1 million as of December 31, 2016 and 2015, respectively. Amounts charged by PacifiCorp to subsidiaries of BHE for wholesale electricity sales in the ordinary course of business totaled $1 million, $2 million and $5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $37 million during the year ended December 31, 2016 and $39 million during the years ended December 31, 2015 and 2014. As of December 31, 2016 and 2015, PacifiCorp had $1 million, respectively, of accounts payable to BNSF outstanding under these contracts, including indirect payables related to a jointly owned facility.

PacifiCorp participated in a captive insurance program provided by MEHC Insurance Services Ltd. ("MEISL"), a wholly owned subsidiary of BHE. MEISL covered all or significant portions of the property damage and liability insurance deductibles in many of PacifiCorp's policies, as well as overhead distribution and transmission line property damage. The policy coverage period expired on March 20, 2011 and was not renewed. Proceeds from claims were $- million, $2 million and $- million during the years ended December 31, 2016, 2015 and 2014, respectively.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. Federal and state income taxes receivable from BHE were $17 million as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, cash paid for federal and state income taxes to BHE totaled $201 million, $40 million and $161 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal and Trapper Mining Inc. During the years ended December 31, 2016, 2015 and 2014, PacifiCorp charged Bridger Coal $2 million, $19 million and $3 million, respectively, primarily for the sale of mining equipment in 2015, administrative support and management services, as well as materials, provided by PacifiCorp to Bridger Coal. Receivables for these services, as well as for certain expenses paid by PacifiCorp and reimbursed by Bridger Coal, were $5 million and $4 million as of December 31, 2016 and 2015, respectively. Services provided by equity investees to PacifiCorp primarily relate to coal purchases. During the years ended December 31, 2016, 2015 and 2014, coal purchases from PacifiCorp's equity investees totaled $174 million, $181 million and $146 million, respectively. Payables to PacifiCorp's equity investees were $17 million and $16 million as of December 31, 2016 and 2015, respectively.

(19)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2016	2015	2014

Interest paid, net of amounts capitalized	$350	$342	$340
Income taxes paid, net	$201	$40	$161

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable related to property, plant and equipment additions	$101	$147	$140
Accounts receivable related to property, plant and equipment sales	$—	$40	$—

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

Item 6.	Selected Financial Data

Information required by Item 6 is omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's income from continuing operations for 2016 was $542 million, an increase of $96 million, or 22%, compared to 2015 due to higher electric margins of $172 million, higher production tax credits of $39 million and lower fossil-fueled generation operations and maintenance of $35 million, partially offset by higher depreciation and amortization of $72 million from wind-powered generation and other plant placed in service and an accrual related to an Iowa revenue sharing arrangement, higher operations costs recovered through bill riders of $20 million, higher interest expense of $13 million primarily due to the issuance of first mortgage bonds in October 2015 and a lower income tax benefit due to higher pre-tax income and the effects of ratemaking. Electric margins reflect higher retail rates in Iowa, higher retail sales volumes, lower energy costs, higher wholesale revenue and higher transmission revenue.

MidAmerican Energy's income from continuing operations for 2015 was $446 million, an increase of $45 million, or 11%, compared to 2014 due to higher regulated electric margins of $119 million, higher production tax credits of $27 million and lower fossil-fueled generation maintenance of $10 million, partially offset by higher depreciation and amortization of $56 million due to wind-powered generation and other plant placed in-service, lower AFUDC of $27 million, lower regulated natural gas margins of $12 million due to warmer temperatures in 2015 and higher interest expense of $9 million due to the issuance of first mortgage bonds in April 2014 and October 2015, net of the effect of a related redemption of senior notes in May 2014. Regulated electric margins increased primarily due to higher retail rates in Iowa and changes in rate structure related to seasonal pricing, lower purchased power costs, a lower average cost of fuel for generation and higher transmission revenue, partially offset by lower wholesale revenue.

MidAmerican Funding -

MidAmerican Funding's income from continuing operations for 2016 was $532 million, an increase of $90 million, or 20%, compared to $442 million for 2015. MidAmerican Funding's income from continuing operations for 2015 was $442 million, an increase of $49 million, or 12%, compared to $393 million for 2014. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease in 2015.

Regulated Electric Gross Margin

A comparison of key results related to regulated electric gross margin is as follows for the years ended December 31:

	2016	2015	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$1,985	$1,837	$148	8%	$1,837	$1,817	$20	1%
Cost of fuel, energy and capacity(1)	409	433	(24)	(6)	433	532	(99)	(19)
Gross margin	$1,576	$1,404	$172	12	$1,404	$1,285	$119	9

Sales (GWh):
Residential	6,408	6,166	242	4%	6,166	6,429	(263)	(4)%
Commercial	3,812	3,806	6	—	3,806	4,084	(278)	(7)
Industrial	12,115	11,487	628	5	11,487	10,642	845	8
Other	1,589	1,583	6	—	1,583	1,622	(39)	(2)
Total retail	23,924	23,042	882	4	23,042	22,777	265	1
Wholesale	8,489	8,741	(252)	(3)	8,741	9,716	(975)	(10)
Total sales	32,413	31,783	630	2	31,783	32,493	(710)	(2)

Average number of retail customers (in thousands)	760	752	8	1%	752	746	6	1%

Average revenue per MWh:
Retail	$71.86	$69.68	$2.18	3%	$69.68	$66.92	$2.76	4%
Wholesale	$22.95	$20.09	$2.86	14%	$20.09	$26.48	$(6.39)	(24)%

Heating degree days	5,321	5,654	(333)	(6)%	5,654	6,899	(1,245)	(18)%
Cooling degree days	1,314	1,067	247	23%	1,067	933	134	14%

Sources of energy (GWh)(2):
Coal	13,179	15,525	(2,346)	(15)%	15,525	18,234	(2,709)	(15)%
Nuclear	3,912	3,885	27	1	3,885	3,842	43	1
Natural gas	556	199	357	*	199	114	85	75
Wind and other(3)	11,684	9,606	2,078	22	9,606	7,965	1,641	21
Total energy generated	29,331	29,215	116	—	29,215	30,155	(940)	(3)
Energy purchased	3,882	3,194	688	22	3,194	3,029	165	5
Total	33,213	32,409	804	2	32,409	33,184	(775)	(2)

*	Not meaningful.

(1)	Effective in August 2014, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its Iowa retail electric generation through an energy adjustment mechanism.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

For 2016 compared to 2015, regulated electric gross margin increased $172 million primarily due to:

(1)	Higher retail gross margin of $118 million due to -

•	an increase of $47 million from higher electric rates in Iowa effective January 1, 2016, for the third step of a 2014 Iowa rate increase;

•	an increase of $33 million primarily from non-weather-related usage factors, including higher industrial sales volumes;

•	an increase of $27 million from the impact of temperatures;

•	an increase of $13 million from lower retail energy costs due to a lower average cost of fuel for generation and lower coal-fueled generation; partially offset by

•	a decrease of $2 million from lower recoveries through bill riders;

(2)
Higher wholesale gross margin of $37 million due to higher margins per unit from greater availability of lower cost generation for wholesale purposes, partially offset by lower sales volumes attributable to lower coal-fueled generation; and

(3)	Higher MVP transmission revenue of $17 million, which is expected to increase as projects are constructed.

For 2015 compared to 2014, regulated electric gross margin increased $119 million as follows:

(1)	Higher retail gross margin of $109 million due to -

•
an increase of $70 million from higher electric rates, reflecting higher rates of $45 million annually, effective January 2015, for the second step of a 2014 Iowa rate increase, $16 million annually in Illinois, effective December 2014, and an increase from the full-year impact of changes in Iowa rate structure related to seasonal pricing, which were effective with the implementation of final Iowa base rates in August 2014 that resulted in a greater differential between summer rates from June to September and rates in the remaining months;

•	an increase of $32 million from lower retail energy costs primarily due to a lower average cost of fuel for generation and lower purchased power costs;

•	an increase of $11 million from non-weather-related usage factors;

•	an increase of $8 million principally from higher recoveries through bill riders; and

•	a decrease of $8 million from the impact of temperatures;

(2)	Higher MVP transmission revenue of $25 million, which is expected to increase as projects are constructed; partially offset by

(3)	Lower wholesale gross margin of $15 million due to decreases of -

•	$9 million from lower sales volumes; and

•	$6 million from lower average prices.

Regulated Gas Gross Margin

A comparison of key results related to regulated gas gross margin is as follows for the years ended December 31:

	2016	2015	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$637	$661	$(24)	(4)%	$661	$996	$(335)	(34)%
Cost of gas sold	367	397	(30)	(8)	397	720	(323)	(45)
Gross margin	$270	$264	$6	2	$264	$276	$(12)	(4)

Natural gas throughput (000's Dths):
Residential	46,020	46,519	(499)	(1)%	46,519	56,224	(9,705)	(17)%
Commercial	23,345	23,466	(121)	(1)	23,466	28,256	(4,790)	(17)
Industrial	5,079	4,833	246	5	4,833	5,335	(502)	(9)
Other	37	37	—	—	37	48	(11)	(23)
Total retail sales	74,481	74,855	(374)	—	74,855	89,863	(15,008)	(17)
Wholesale sales	38,813	35,250	3,563	10	35,250	25,346	9,904	39
Total sales	113,294	110,105	3,189	3	110,105	115,209	(5,104)	(4)
Gas transportation service	83,610	80,001	3,609	5	80,001	82,314	(2,313)	(3)
Total gas throughput	196,904	190,106	6,798	4	190,106	197,523	(7,417)	(4)

Average number of retail customers (in thousands)	742	733	9	1%	733	726	7	1%
Average revenue per retail Dth sold	$6.85	$7.12	$(0.27)	(4)%	$7.12	$9.24	$(2.12)	(23)%
Average cost of natural gas per retail Dth sold	$3.70	$4.03	$(0.33)	(8)%	$4.03	$6.54	$(2.51)	(38)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.24	$3.61	$(0.37)	(10)%	$3.61	$6.25	$(2.64)	(42)%

Heating degree days	5,616	5,913	(297)	(5)%	5,913	7,209	(1,296)	(18)%

Regulated gas revenue includes PGAs through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs. For 2016, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 10%, resulting in a decrease of $42 million in gas revenue and cost of gas sold compared to 2015. For 2015, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 42%, resulting in a decrease of $290 million in gas revenue and cost of gas sold compared to 2014. Additionally, fluctuations in gas wholesale sales impact gas revenue and cost of gas sold but do not affect regulated gas gross margin.

For 2016 compared to 2015, regulated gas gross margin increased $6 million due to higher DSM recoveries. Lower retail sales volumes due to warmer winter temperatures in 2016 reduced gas gross margin by $3 million but was substantially offset by higher sales volumes from non-weather-related usage factors and higher transportation revenue.

For 2015 compared to 2014, regulated gas gross margin decreased $12 million primarily due to $20 million from lower retail sales volumes reflecting warmer winter temperatures in 2015; partially offset by $7 million from an increase due to non-weather-related usage factors.

Regulated Operating Costs and Expenses

Operations and maintenance decreased $12 million for 2016 compared to 2015 due to $24 million of lower fossil-fueled generation maintenance from the timing of planned outages, $7 million of lower generation operations, $7 million of lower health care, information technology and other administrative costs and $6 million of lower electric and gas distribution costs, partially offset by $11 million of higher DSM program costs and $9 million of higher transmission operations costs from MISO, both of which are recoverable in bill riders and matched by increases in revenue, and $13 million of higher wind-powered generation maintenance due to the addition of wind turbines.

Operations and maintenance decreased $12 million for 2015 compared to 2014 substantially due to $10 million of lower fossil-fueled generation maintenance costs from planned outages in 2014, $9 million of lower electric distribution costs due to less inclement weather and emergency storm restoration, $8 million for lower expense resulting from a one-time refund in June 2014 to MidAmerican Energy's customers for insurance recoveries related to environmental matters, $4 million of lower pension and postretirement costs and $3 million of lower healthcare benefit costs, partially offset by $10 million of higher wind-powered generation costs due to the addition of facilities and increases in transmission operations costs from MISO and DSM program costs of $7 million and $5 million, respectively, both of which are recoverable in bill riders and matched by increases in revenue.

Depreciation and amortization increased $72 million for 2016 compared to 2015 primarily due to additional wind-powered generating facilities placed in service in the second half of 2015 and the fourth quarter of 2016 and $34 million for accruals for regulatory arrangements in Iowa that reduce electric utility net plant.

Depreciation and amortization increased $56 million for 2015 compared to 2014 primarily due to additional wind-powered generating facilities placed in service in the second half of 2014 and the second half of 2015.

Other Income and (Expense)

MidAmerican Energy -

Interest expense increased $13 million for 2016 compared to 2015 primarily due to higher interest expense from the issuance of $650 million of first mortgage bonds in October 2015, partially offset by the payment of a $426 million turbine purchase obligation in December 2015. Refer to Note 9 of Notes to Financial Statements in Item 8 of this Form 10-K for further discussion of first mortgage bonds.

Interest expense increased $9 million for 2015 compared to 2014 due to higher interest expense from the issuance of first mortgage bonds totaling $850 million in April 2014 and $650 million in October 2015, net of lower interest expense from the redemption of $350 million of 4.65% senior notes in May 2014.

Allowance for borrowed and equity funds decreased $27 million for 2015 compared to 2014 primarily due to lower construction work-in-progress balances related to the installation of emissions control equipment at a number of MidAmerican Energy's jointly owned generating facilities and the construction of wind-powered generating facilities.

Other, net increased $9 million for 2016 compared to 2015 due to a gain of $5 million on the redemption of MidAmerican Energy's investments in auction rate securities and higher returns from corporate-owned life insurance policies. Other, net decreased $5 million for 2015 compared to 2014 due to lower returns from corporate-owned life insurance policies.

MidAmerican Funding -

In addition to the fluctuations discussed above for MidAmerican Energy, MidAmerican Funding's other, net for 2016 reflects income of $2 million from a partnership's sale of a real estate investment, for 2015 reflects a $13 million pre-tax gain on the sale of an investment in a generating facility lease and, for 2014, reflects income related to the investment in a generating lease.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit on continuing operations decreased $15 million for 2016 compared to 2015, and the effective tax rate was (32)% for 2016 and (49)% for 2015. The change in the effective tax rate was substantially due to higher pre-tax income, partially offset by an increase of $39 million in production tax credits.

MidAmerican Energy's income tax benefit on continuing operations increased $31 million compared to 2014, and the effective tax rate was (49)% for 2015 and (41)% for 2014. The change in the effective tax rate was due to an increase of $27 million in production tax credits and the effects of ratemaking.

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

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a prescribed per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. Beginning in late 2014, some of MidAmerican Energy's wind-powered generating facilities surpassed the 10-year eligibility period and are no longer earning the credits. A credit of $0.023 per kilowatt hour was applied to 2016, 2015 and 2014 production, which resulted in $249 million, $210 million and $183 million, respectively, in production tax credits.

MidAmerican Funding -

MidAmerican Funding's income tax benefit on continuing operations decreased $11 million for 2016 compared to 2015, and the effective tax rate was (35)% for 2016 and (51)% for 2015. MidAmerican Funding's income tax benefit on continuing operations increased $28 million for 2015 compared to 2014, and the effective tax rate was (51)% for 2015 and (45)% for 2014. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy. Additionally, 2015 reflects income taxes on a $13 million gain from the sale of an investment in a generating facility lease.

Liquidity and Capital Resources

As of December 31, 2016, MidAmerican Energy's total net liquidity was $300 million consisting of $14 million of cash and cash equivalents and $605 million of credit facilities reduced by $220 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations and $99 million of short-term debt outstanding. As of December 31, 2016, MidAmerican Funding's total net liquidity was $305 million, including MHC's $4 million credit facility.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $1.40 billion, $1.35 billion and $823 million for 2016, 2015 and 2014, respectively. MidAmerican Funding's net cash flows from operating activities were $1.39 billion, $1.34 billion and $820 million for 2016, 2015 and 2014, respectively. Cash flows from operating activities increased for 2016 compared to 2015 primarily due to higher gross margins for MidAmerican Energy's regulated electric business, partially offset by a growth in receivables net of payables, lower derivative collateral cash flows, higher payments for asset retirement obligation settlements, and the timing of DSM cost recovery cash flows. The increase in net cash flows from operating activities for 2015 compared to 2014 was primarily due to the timing of MidAmerican Energy's income tax cash flows with BHE, which totaled net cash receipts from BHE of $629 million and $149 million for 2015 and 2014, respectively. Income tax cash flows for 2015 reflect the receipt of $255 million of income tax benefits generated in 2014. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. Additionally, cash flows from operations for 2015 improved due to higher gross margins for MidAmerican Energy's regulated electric business and lower derivative collateral requirements, partially offset by an increase in coal inventories and lower gross margins for the regulated gas business.

MidAmerican Energy's income tax cash flows benefited in 2015 and 2016 from bonus depreciation on qualifying assets placed in service and from production tax credits earned on qualifying projects as a result of the Tax Increase Prevention Act of 2014 (the "Act"), which was signed into law in December 2014. The Act extended to 2015 the 50% bonus depreciation for qualifying property purchased and placed in service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. Production tax credits were extended for wind power and other forms of non-solar renewable energy projects that began construction before the end of 2014.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in service before January 1, 2020 (bonus depreciation rates will be 50% for 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Production tax credits were extended and phased out for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2019. Production tax credits are maintained at the following levels for projects for which construction begins before the end of the respective year as follows: at full value for 2016, at 80% of present value for 2017, at 60% of present value for 2018, and 40% of present value for 2019. As a result of PATH, MidAmerican Energy's cash flows from operations are expected to benefit due to bonus depreciation on qualifying assets placed in service through 2019 and production tax credits earned on qualifying wind projects through 2029.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows from investing activities were $(1.62) billion, $(1.45) billion and $(1.52) billion for 2016, 2015 and 2014, respectively. MidAmerican Funding's net cash flows from investing activities were $(1.61) billion, $(1.44) billion and $(1.52) billion for 2016, 2015 and 2014, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased for 2016 compared to 2015 due to higher expenditures for wind-powered generation construction, including a project for the repowering of certain wind-powered generating facilities, partially offset by lower expenditures for MidAmerican Energy's transmission Multi-Value Projects ("MVP") investments. Utility construction expenditures decreased for 2015 compared to 2014 due to lower expenditures for environmental and other generation, partially offset by higher expenditures for wind-powered generation construction and MidAmerican Energy's transmission MVP investments. MidAmerican Energy placed in service 600 MW, 608 MW and 511 MW of wind-powered generating facilities during 2016, 2015 and 2014, respectively. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and, in 2016, proceeds from the redemption of MidAmerican Energy's investments in auction rate securities. MidAmerican Funding received $13 million in 2015 related to the sale of an investment in a generating facility lease.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $123 million, $173 million and $533 million for 2016, 2015 and 2014, respectively. MidAmerican Funding's net cash flows from financing activities were $133 million, $176 million and $535 million for 2016, 2015 and 2014, respectively. In December 2016, the Iowa Finance Authority issued $30 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2046, the proceeds of which were loaned to MidAmerican Energy for the purpose of constructing solid waste facilities. In September 2016, the Iowa Finance Authority issued $33 million of variable-rate, tax-exempt Pollution Control Facilities Refunding Revenue Bonds due September 2036, the proceeds of which were loaned to MidAmerican Energy to refinance, in September 2016, variable-rate tax-exempt pollution control refunding revenue bonds totaling $29 million due September 2016 and $4 million due March 2017, which were optionally redeemed in full. In October 2015, MidAmerican Energy issued $200 million of 3.50% First Mortgage Bonds due October 2024 and $450 million of 4.25% First Mortgage Bonds due May 2046. The net proceeds were used for the payment of a $426 million turbine purchase obligation due December 2015 and for general corporate purposes. In April 2014, MidAmerican Energy issued $150 million of 2.40% First Mortgage Bonds due March 2019, $300 million of 3.50% First Mortgage Bonds due October 2024 and $400 million of 4.40% First Mortgage Bonds due October 2044. The net proceeds were used for the optional redemption in May 2014 of $350 million of MidAmerican Energy's 4.65% Senior Notes due October 2014 and for general corporate purposes. Through its commercial paper program, MidAmerican Energy received $99 million in 2016, made repayments totaling $50 million in 2015 and received $50 million in 2014. MidAmerican Funding received $9 million in 2016, paid $3 million in 2015 and received $1 million in 2014 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $605 million through February 28, 2017, and $905 million from March 1, 2017, through February 28, 2019, at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue an indeterminate amount of long-term debt securities through September 16, 2018. Additionally, following the February 2017 issuance of $850 million of first mortgage bonds, MidAmerican Energy has authorization from the FERC to issue through March 31, 2017, long-term securities totaling up to $137 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the ICC to issue up to an aggregate of $500 million of additional long-term debt securities, of which $350 million expires March 15, 2018, and $150 million expires September 22, 2018.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2016, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $2.0 billion as of December 31, 2016, without falling below 42%, and MidAmerican Funding had restricted net assets of $3.1 billion.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2014	2015	2016	2017	2018	2019

Wind-powered generation development	$767	$931	$943	$843	$880	$1,438
Wind-powered generation repowering	—	—	67	292	132	—
Transmission Multi-Value Projects	144	156	119	38	37	—
Other	615	359	507	678	475	341
Total	$1,526	$1,446	$1,636	$1,851	$1,524	$1,779

MidAmerican Energy's historical and forecast capital expenditures include the following:

•
The construction of wind-powered generating facilities in Iowa. As of December 31, 2016, MidAmerican Energy had 4,048 MW (nominal ratings) placed in service. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2017 through 2019. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns exceeding the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of federal production tax credits available.

•
The repowering of certain existing wind-powered generating facilities in Iowa. This project entails the replacement of significant components of the oldest turbines in MidAmerican Energy’s fleet. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following completion.

•
Transmission MVP investments. MidAmerican Energy has approval from the MISO for the construction of four MVPs located in Iowa and Illinois totaling approximately $520 million in capital expenditures, excluding non-cash equity AFUDC. When complete, the four MVPs will have added approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system and will be owned and operated by MidAmerican Energy. As of December 31, 2016, MidAmerican Energy has invested $445 million since 2012, excluding non-cash equity AFUDC.

•	Remaining expenditures primarily relate to routine operating projects for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2016 (in millions):

	Payments Due By Periods
		2018-	2020-	2022 and
	2017	2019	2021	After	Total
MidAmerican Energy:
Long-term debt	$251	$851	$3	$3,227	$4,332
Interest payments on long-term debt(1) (2)	192	321	293	2,150	2,956
Coal, electricity and natural gas contract commitments(1)	315	218	75	82	690
Construction commitments(1)	347	7	—	—	354
Easements and operating leases(1)	20	40	38	624	722
Other commitments(1)	72	181	178	210	641
	1,197	1,618	587	6,293	9,695

MidAmerican Funding parent:
Long-term debt	—	—	—	325	325
Interest payments on long-term debt(1)	22	45	45	169	281
	22	45	45	494	606
Total contractual cash obligations	$1,219	$1,663	$632	$6,787	$10,301

(1)	Not reflected on the Consolidated Balance Sheets.

(2)
Includes interest payments for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2016 rates.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Utility Construction Expenditures" section above) and asset retirement obligations beyond 2017 (Note 12), which have not been included in the above table because the amount or timing of the cash payments is not certain. Refer to Notes 9, 12 and 15 in Notes to Financial Statements in Item 8 of this Form 10-K for additional information.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further discussion regarding MidAmerican Energy's general regulatory framework and current regulatory matters.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

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

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2016, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's first mortgage bonds.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2016, MidAmerican Energy would have been required to post $106 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 13 of Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

Inflation

Historically, overall inflation and changing prices in the economies where MidAmerican Energy operates have not had a significant impact on its financial results. MidAmerican Energy operates under cost-of-service based rate structures administered by various state commissions and the FERC. Under these rate structures, MidAmerican Energy is allowed to include prudent costs in its rates, including the impact of inflation. MidAmerican Energy attempts to minimize the potential impact of inflation on its operations through the use of fuel, energy and other cost adjustment clauses and bill riders, by employing prudent risk management and hedging strategies and by considering, among other areas, inflation's impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs, and long-term debt issuances. There can be no assurance that such actions will be successful.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $1.2 billion and total regulatory liabilities were $883 million as of December 31, 2016. Refer to Note 6 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

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

MidAmerican Energy is required to pass income tax benefits related to certain property-related basis differences and other various differences on to its customers in Iowa. These amounts were recognized as a net regulatory asset totaling $985 million as of December 31, 2016, and will be included in regulated rates when the temporary differences reverse.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2016, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2016. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy Inc. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2016, MidAmerican Energy recognized a net liability totaling $70 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2016, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and regulatory liabilities totaled $40 million and $12 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2016.

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

MidAmerican Energy chooses a healthcare cost trend rate that reflects the near and long-term expectations of increases in medical costs and corresponds to the expected benefit payment periods. The healthcare cost trend rate is assumed to gradually decline to 5% by 2025 at which point the rate of increase is assumed to remain constant. Refer to Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K for healthcare cost trend rate sensitivity disclosures.

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

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%
Effect on December 31, 2016 Benefit Obligations:
Discount rate	$(36)	$40	$(9)	$10

Effect on 2016 Periodic Cost:
Discount rate	1	(1)	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan.

Revenue Recognition - Unbilled Revenue

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $87 million as of December 31, 2016. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month, and billed revenue is recorded based on the subsequent meter readings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following discussion addresses the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Notes 2 and 13 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

Commodity Price Risk

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Commodity price risk for MidAmerican Energy’s regulated retail electricity and natural gas operations is significantly mitigated by the inclusion of energy costs in energy cost rider mechanisms, which permit the current recovery of such costs from its retail customers. MidAmerican Energy uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements to mitigate price volatility on behalf of its customers. MidAmerican Energy does not engage in a material amount of proprietary trading activities, and following the January 1, 2016 transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE, MidAmerican Energy no longer provides nonregulated retail electricity and natural gas services in competitive markets.

Interest Rate Risk

MidAmerican Energy and MidAmerican Funding are exposed to interest rate risk on their outstanding variable-rate short- and long-term debt and future debt issuances. MidAmerican Energy and MidAmerican Funding manage interest rate risk by limiting their exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the fixed-rate long-term debt does not expose MidAmerican Energy or MidAmerican Funding to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. MidAmerican Energy or MidAmerican Funding may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate their exposure to interest rate risk. The nature and amount of their short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 8, 9 and 14 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of MidAmerican Energy's and MidAmerican Funding's short- and long-term debt.

As of December 31, 2016 and 2015, MidAmerican Energy had short- and long-term variable-rate obligations totaling $319 million and $195 million, respectively, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2016, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2016 and 2015.

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

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2016, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have audited the accompanying balance sheets of MidAmerican Energy Company ("MidAmerican Energy") as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included MidAmerican Energy's financial statement schedule listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedule are the responsibility of MidAmerican Energy's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MidAmerican Energy Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, MidAmerican Energy transferred its assets and liabilities of its unregulated retail services business to a subsidiary of its parent, Berkshire Hathaway Energy Company, on January 1, 2016.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 24, 2017

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$14	$103
Receivables, net	285	342
Income taxes receivable	9	104
Inventories	264	238
Other current assets	35	58
Total current assets	607	845

Property, plant and equipment, net	12,821	11,723
Regulatory assets	1,161	1,044
Investments and restricted cash and investments	653	634
Other assets	217	139

Total assets	$15,459	$14,385

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2016	2015

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$303	$426
Accrued interest	45	46
Accrued property, income and other taxes	137	125
Short-term debt	99	—
Current portion of long-term debt	250	34
Other current liabilities	159	166
Total current liabilities	993	797

Long-term debt	4,051	4,237
Deferred income taxes	3,572	3,061
Regulatory liabilities	883	831
Asset retirement obligations	510	488
Other long-term liabilities	290	266
Total liabilities	10,299	9,680

Commitments and contingencies (Note 15)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	4,599	4,174
Accumulated other comprehensive loss, net	—	(30)
Total shareholder's equity	5,160	4,705

Total liabilities and shareholder's equity	$15,459	$14,385

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$1,985	$1,837	$1,817
Regulated gas and other	640	665	1,005
Total operating revenue	2,625	2,502	2,822

Operating costs and expenses:
Cost of fuel, energy and capacity	409	433	532
Cost of gas sold and other	367	398	720
Operations and maintenance	693	705	717
Depreciation and amortization	479	407	351
Property and other taxes	112	110	108
Total operating costs and expenses	2,060	2,053	2,428

Operating income	565	449	394

Other income and (expense):
Interest expense	(196)	(183)	(174)
Allowance for borrowed funds	8	8	16
Allowance for equity funds	19	20	39
Other, net	14	5	10
Total other income and (expense)	(155)	(150)	(109)

Income before income tax benefit	410	299	285
Income tax benefit	(132)	(147)	(116)

Income from continuing operations	542	446	401

Discontinued operations (Note 3):
Income from discontinued operations	—	22	28
Income tax expense	—	6	12
Income on discontinued operations	—	16	16

Net income	$542	$462	$417

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$542	$462	$417

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $- and $1	3	—	1
Unrealized losses on cash flow hedges, net of tax of $-, $(4) and $(10)	—	(7)	(13)
Total other comprehensive income (loss), net of tax	3	(7)	(12)

Comprehensive income	$545	$455	$405

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
	Common	Retained	Comprehensive	Total
	Stock	Earnings	Loss, Net	Equity

Balance, December 31, 2013	$561	$3,295	$(11)	$3,845
Net income	—	417	—	417
Other comprehensive income	—	—	(12)	(12)
Balance, December 31, 2014	561	3,712	(23)	4,250
Net income	—	462	—	462
Other comprehensive loss	—	—	(7)	(7)
Balance, December 31, 2015	561	4,174	(30)	4,705
Net income	—	542	—	542
Other comprehensive loss	—	—	3	3
Dividend (Note 3)	—	(117)	27	(90)
Balance, December 31, 2016	$561	$4,599	$—	$5,160

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$542	$462	$417
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	479	407	351
Deferred income taxes and amortization of investment tax credits	361	275	300
Changes in other assets and liabilities	47	49	47
Other, net	(91)	(58)	(57)
Changes in other operating assets and liabilities:
Receivables, net	(61)	91	(3)
Inventories	(27)	(53)	44
Derivative collateral, net	5	33	(53)
Contributions to pension and other postretirement benefit plans, net	(6)	(8)	(2)
Accounts payable	39	(76)	30
Accrued property, income and other taxes, net	107	217	(252)
Other current assets and liabilities	8	12	1
Net cash flows from operating activities	1,403	1,351	823

Cash flows from investing activities:
Utility construction expenditures	(1,636)	(1,446)	(1,526)
Purchases of available-for-sale securities	(138)	(142)	(88)
Proceeds from sales of available-for-sale securities	158	135	80
Proceeds from sales of other investments	—	—	8
Other, net	1	3	5
Net cash flows from investing activities	(1,615)	(1,450)	(1,521)

Cash flows from financing activities:
Proceeds from long-term debt	62	649	840
Repayments of long-term debt	(38)	(426)	(356)
Net proceeds from (repayments of) short-term debt	99	(50)	50
Other, net	—	—	(1)
Net cash flows from financing activities	123	173	533

Net change in cash and cash equivalents	(89)	74	(165)
Cash and cash equivalents at beginning of year	103	29	194
Cash and cash equivalents at end of year	$14	$103	$29

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)	Company Organization

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets and restricted cash and investments on the Balance Sheets.

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

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2016 and 2015, the allowance for doubtful accounts totaled $7 million and $6 million, respectively, and is included in receivables, net on the Balance Sheets.

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

For MidAmerican Energy's derivatives designated as hedging contracts, MidAmerican Energy formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. MidAmerican Energy formally documents hedging activity by transaction type and risk management strategy. Changes in the estimated fair value of a derivative contract designated and qualified as a cash flow hedge, to the extent effective, are included on the Statements of Changes in Equity as AOCI, net of tax, until the contract settles and the hedged item is recognized in earnings. All of MidAmerican Energy's derivatives designated as cash flow hedges and the related AOCI were transferred to a subsidiary of BHE on January 1, 2016, as discussed in Note 3.

Inventories

Inventories consist mainly of coal stocks, totaling $137 million and $102 million as of December 31, 2016 and 2015, respectively, materials and supplies, totaling $99 million and $105 million as of December 31, 2016 and 2015, respectively, and natural gas in storage, totaling $24 million and $27 million as of December 31, 2016 and 2015, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $27 million and $8 million higher as of December 31, 2016 and 2015, respectively.

Utility Plant, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC") and equity AFUDC. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds. Amounts expensed under this arrangement are included as a component of depreciation and amortization.

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

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2016 and 2015, unbilled revenue was $87 million and $138 million, respectively, and is included in receivables, net on the Balance Sheets.

The determination of customer billings is based on a systematic reading of customer meters and applicable rates. At the end of each month, amounts of energy provided to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recorded. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of customer classes. Unbilled revenue is reversed in the following month and billed revenue is recorded based on the subsequent meter readings.

All of MidAmerican Energy's regulated retail electric and gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management and certain transmission costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders are charged to expense in the same year the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2016 and 2015, was $31 million and $17 million, respectively.

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

Income Taxes

Berkshire Hathaway includes MidAmerican Funding and MidAmerican Energy in its United States federal income tax return. MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that MidAmerican Energy is required to pass on to its customers in Iowa are charged or credited directly to a regulatory asset or liability. As of December 31, 2016 and 2015, these amounts were recognized as a net regulatory asset totaling $985 million and $858 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

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

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, which amends FASB Accounting Standards Codification ("ASC") Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively, wherein the statement of cash flows of each period presented should be adjusted to reflect the new guidance. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No.2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements. MidAmerican Energy currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized equal to what MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy’s performance to date. MidAmerican Energy's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by jurisdiction for each segment.

(3)	Discontinued Operations

On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. The transfer was made at MidAmerican Energy’s carrying value of the assets, liabilities and AOCI as of December 31, 2015, and was recorded by MidAmerican Energy as a noncash dividend. Financial results of the unregulated retail services business for the years ended December 31, 2015 and 2014, respectively, have been reclassified to discontinued operations in the Statements of Operations.

Significant line items constituting pre-tax income from discontinued operations and total cash flows from operating activities for the years ended December 31 are as follows (in millions):

	2015	2014

Operating revenue	$905	$918
Cost of sales	$854	$863

Cash flows from operating activities	$30	$(22)

Assets, liabilities and equity of the unregulated retail services business reflected in the Balance Sheets as of December 31, 2015 are as follows (in millions):

Receivables	$115
Derivative assets	41
Deferred income taxes	21
Accounts payable	(49)
Derivative liabilities	(42)
Other assets and liabilities, net	4
Accumulated other comprehensive loss, net	27
Equity, excluding accumulated other comprehensive loss, net	(117)

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2016	2015

Utility plant in service:
Generation	20-70 years	$11,282	$10,404
Transmission	52-75 years	1,726	1,305
Electric distribution	20-75 years	3,197	3,059
Gas distribution	28-70 years	1,565	1,507
Utility plant in service		17,770	16,275
Accumulated depreciation and amortization		(5,448)	(5,229)
Utility plant in service, net		12,322	11,046
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	15
Accumulated depreciation and amortization		(1)	(5)
Nonregulated property, net		6	10
		12,328	11,056
Construction work-in-progress		493	667
Property, plant and equipment, net		$12,821	$11,723

Nonregulated property includes land, computer software and other assets not recoverable for regulated utility purposes. Computer software reflected in nonregulated property for 2015 was transferred to a subsidiary of BHE on January 1, 2016.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2016	2015	2014

Electric	2.8%	3.0%	2.8%
Gas	2.9%	2.9%	2.8%

During the fourth quarter of 2016, MidAmerican Energy revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $3 million in 2016 and $34 million annually based on depreciable plant balances at the time of the change.

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

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility as of December 31, 2016 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88.0%	$766	$418	$9
Quad Cities Unit Nos. 1 & 2(1)	25.0	689	367	7
Walter Scott, Jr. Unit No. 3	79.1	614	303	1
Walter Scott, Jr. Unit No. 4(2)	59.7	448	101	2
George Neal Unit No. 4	40.6	307	154	1
Ottumwa Unit No. 1	52.0	548	191	13
George Neal Unit No. 3	72.0	426	174	1
Transmission facilities(3)	Various	247	86	1
Total		$4,045	$1,794	$35

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $75 million, respectively.

(3)	Includes 345 and 161 kilovolt transmission lines and substations.

(6)	Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2016	2015

Deferred income taxes, net(1)	29 years	$985	$858
Asset retirement obligations(2)	9 years	105	94
Employee benefit plans(3)	11 years	40	39
Unrealized loss on regulated derivative contracts	1 year	2	20
Other	Various	29	33
Total		$1,161	$1,044

(1)
Amounts primarily represent income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Amount predominantly relates to asset retirement obligations for fossil-fueled and wind-powered generating facilities. Refer to Note 12 for a discussion of asset retirement obligations.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

MidAmerican Energy had regulatory assets not earning a return on investment of $1.2 billion and $1.0 billion as of December 31, 2016 and 2015, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2016	2015

Cost of removal accrual(1)	29 years	$665	$653
Asset retirement obligations(2)	36 years	117	140
Pre-funded AFUDC on transmission MVPs(3)	56 years	35	19
Iowa electric revenue sharing accrual(4)	1 year	30	—
Employee benefit plans(5)	11 years	12	—
Unrealized gain on regulated derivative contracts	1 year	6	—
Other	Various	18	19
Total		$883	$831

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)	Amount predominantly represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 12 for a discussion of asset retirement obligations.

(3)	Represents AFUDC accrued on transmission MVPs that is deducted from rate base as a result of the inclusion of related construction work-in-progress in rate base.

(4)	Represents current-year accruals under a regulatory arrangement in Iowa in which equity returns exceeding specified thresholds reduce utility plant upon final determination.

(5)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

(7)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following amounts as of December 31 (in millions):

	2016	2015

Nuclear decommissioning trust	$460	$429
Rabbi trusts	184	175
Auction rate securities	—	26
Other	9	4
Total	$653	$634

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which is currently licensed for operation until December 2032. As of December 31, 2016 and 2015, the fair value of the trust's funds was invested as follows: 54% and 56%, respectively, in domestic common equity securities, 35% and 31%, respectively, in United States government securities, 8% and 9%, respectively, in domestic corporate debt securities and 3% and 4%, respectively, in other securities.

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

MidAmerican Energy had investments in interest bearing auction rate securities with a par value of $35 million as of December 31, 2015. MidAmerican Energy considered the securities to be temporarily impaired, except for an other-than-temporary impairment of $3 million, after-tax, recorded in 2008, and had recorded unrealized losses on the securities of $3 million, after tax, in AOCI as of December 31, 2015. All of the securities were redeemed at par value during 2016, and MidAmerican Energy recorded a $3 million after-tax gain as a result of the previous other-than-temporary impairment.

(8)    Short-Term Debt and Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the London Interbank Offered Rate ("LIBOR") or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2017 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2016, the weighted average interest rate on commercial paper borrowings outstanding was 0.73%. The $600 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2016, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $605 million through February 28, 2017, and $905 million from March 1, 2017, through February 28, 2019.

The following table summarizes MidAmerican Energy's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

	2016	2015

Credit facilities	$605	$605
Less:
Short-term debt outstanding	(99)	—
Variable-rate tax-exempt bond support	(220)	(195)
Net credit facilities	$286	$410

(9)	Long-Term Debt

MidAmerican Energy's long-term debt consists of the following, including amounts maturing within one year and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015

First mortgage bonds:
2.40%, due 2019	$500	$499	$499
3.70%, due 2023	250	248	248
3.50%, due 2024	500	501	502
4.80%, due 2043	350	345	345
4.40%, due 2044	400	394	394
4.25%, due 2046	450	445	444
Notes:
5.95% Series, due 2017	250	250	250
5.3% Series, due 2018	350	350	349
6.75% Series, due 2031	400	396	395
5.75% Series, due 2035	300	298	298
5.8% Series, due 2036	350	347	347
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	10	7	4
Variable-rate tax-exempt bond obligation series: (weighted average interest rate- 2016-0.76%, 2015-0.03%):
Due 2016	—	—	33
Due 2017	—	—	4
Due 2023, issued in 1993	7	7	7
Due 2023, issued in 2008	57	57	57
Due 2024	35	35	35
Due 2025	13	13	13
Due 2036	33	33	—
Due 2038	45	45	45
Due 2046	30	29	—
Capital lease obligations - 4.16%, due through 2020	2	2	2
Total	$4,332	$4,301	$4,271

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2017, and thereafter, excluding unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

2017	$251
2018	351
2019	500
2020	2
2021	1
2022 and thereafter	3,227

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2016, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $15 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt obligations, including the tax-exempt bonds discussed above, bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2016 and 2015. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues.

In September 2016, the Iowa Finance Authority issued $33 million of variable-rate tax-exempt Pollution Control Facilities Refunding Revenue Bonds due September 2036, the proceeds of which were loaned to MidAmerican Energy to refinance, in September 2016, variable-rate tax-exempt pollution control refunding revenue bonds totaling $29 million due September 2016 and $4 million due March 2017, which were optionally redeemed in full.

In December 2016, the Iowa Finance Authority issued $30 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2046, the proceeds of which were loaned to MidAmerican Energy for purpose of constructing solid waste facilities. The bonds are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended.

As of December 31, 2016, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2016, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $2.0 billion as of December 31, 2016, without falling below 42%.

(10)	Income Taxes

MidAmerican Energy's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2016	2015	2014
Current:
Federal	$(479)	$(415)	$(411)
State	(14)	(6)	(4)
	(493)	(421)	(415)
Deferred:
Federal	366	281	298
State	(4)	(6)	2
	362	275	300

Investment tax credits	(1)	(1)	(1)
Total	$(132)	$(147)	$(116)

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(61)	(71)	(65)
State income tax, net of federal income tax benefit	(3)	(2)	—
Effects of ratemaking	(3)	(12)	(9)
Other, net	—	1	(2)
Effective income tax rate	(32)%	(49)%	(41)%

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

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015
Deferred income tax assets:
Regulatory liabilities	$333	$327
Asset retirement obligations	230	214
Employee benefits	66	66
Other	74	88
Total deferred income tax assets	703	695

Deferred income tax liabilities:
Depreciable property	(3,763)	(3,321)
Regulatory assets	(471)	(418)
Other	(41)	(17)
Total deferred income tax liabilities	(4,275)	(3,756)

Net deferred income tax liability	$(3,572)	$(3,061)

As of December 31, 2016, MidAmerican Energy has available $25 million of state tax carryforwards, principally related to $549 million of net operating losses, that expire at various intervals between 2017 and 2035.

The United States Internal Revenue Service has closed its examination of BHE's income tax returns through December 31, 2009, including components related to MidAmerican Energy. In addition, state jurisdictions have closed their examinations of MidAmerican Energy's income tax returns for Iowa through December 31, 2012, for Illinois through December 31, 2008, and for other jurisdictions through December 31, 2009.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$10	$26
Additions based on tax positions related to the current year	—	3
Additions for tax positions of prior years	10	47
Reductions based on tax positions related to the current year	(2)	(6)
Reductions for tax positions of prior years	(8)	(46)
Statute of limitations	—	(5)
Settlements	—	(6)
Interest and penalties	—	(3)
Ending balance	$10	$10

As of December 31, 2016, MidAmerican Energy had unrecognized tax benefits totaling $29 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy's effective income tax rate.

(11)	Employee Benefit Plans

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

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2016, 2015 and 2014, MidAmerican Energy's share of the pension net periodic benefit cost (credit) was $(2) million, $(4) million and $1 million, respectively. MidAmerican Energy's share of the other postretirement net periodic benefit cost (credit) in 2016, 2015 and 2014 totaled $(1) million, $- million and $- million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014

Service cost	$10	$12	$14	$5	$7	$6
Interest cost	34	32	35	10	9	10
Expected return on plan assets	(44)	(46)	(45)	(13)	(15)	(15)
Net amortization	2	2	1	(4)	(3)	(3)
Net periodic benefit cost (credit)	$2	$—	$5	$(2)	$(2)	$(2)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Plan assets at fair value, beginning of year	$678	$730	$249	$259
Employer contributions	7	7	1	1
Participant contributions	—	—	1	1
Actual return on plan assets	57	4	14	—
Benefits paid	(58)	(63)	(13)	(12)
Plan assets at fair value, end of year	$684	$678	$252	$249

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Benefit obligation, beginning of year	$785	$840	$234	$249
Service cost	10	12	5	7
Interest cost	34	32	10	9
Participant contributions	—	—	1	1
Actuarial loss (gain)	2	(36)	(4)	(20)
Benefits paid	(58)	(63)	(13)	(12)
Benefit obligation, end of year	$773	$785	$233	$234
Accumulated benefit obligation, end of year	$764	$773

The funded status of the plans and the amounts recognized on the Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Plan assets at fair value, end of year	$684	$678	$252	$249
Less - Benefit obligation, end of year	773	785	233	234
Funded status	$(89)	$(107)	$19	$15

Amounts recognized on the Balance Sheets:
Other assets	$26	$7	$19	$15
Other current liabilities	(8)	(8)	—	—
Other liabilities	(107)	(106)	—	—
Amounts recognized	$(89)	$(107)	$19	$15

The SERP has no plan assets; however, MidAmerican Energy and BHE have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $166 million and $156 million as of December 31, 2016 and 2015, respectively, of which $110 million and $104 million was held by MidAmerican Energy as of December 31, 2016 and 2015, respectively, with the remainder held by BHE. These assets are not included in the plan assets in the above table, but are reflected in investments and nonregulated property, net on the Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2016	2015	2016	2015

Net loss	$15	$26	$36	$42
Prior service cost (credit)	1	2	(31)	(36)
Total	$16	$28	$5	$6

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

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2016 and 2015 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2014	$22	$(5)	$7	$24
Net loss (gain) arising during the year	2	5	(1)	6
Net amortization	(2)	—	—	(2)
Total	—	5	(1)	4
Balance, December 31, 2015	22	—	6	28
Net gain arising during the year	1	(11)	—	(10)
Net amortization	(1)	(1)	—	(2)
Total	—	(12)	—	(12)
Balance, December 31, 2016	$22	$(12)	$6	$16

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2014	$20	$—	$(13)	$7
Net gain arising during the year	(5)	—	—	(5)
Net amortization	2	—	2	4
Total	(3)	—	2	(1)
Balance, December 31, 2015	17	—	(11)	6
Net gain arising during the year	(2)	—	(3)	(5)
Net amortization	3	—	1	4
Total	1	—	(2)	(1)
Balance, December 31, 2016	$18	$—	$(13)	$5

The net loss and prior service cost (credit) that will be amortized in 2017 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Total

Pension	$1	$1	$2
Other postretirement	2	(6)	(4)
Total	$3	$(5)	$(2)

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014
Benefit obligations as of December 31:
Discount rate	4.10%	4.50%	4.00%	3.90%	4.25%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.50%	4.00%	4.75%	4.25%	3.75%	4.50%
Expected return on plan assets(1)	7.00%	7.25%	7.50%	6.75%	7.00%	7.25%
Rate of compensation increase	2.75%	2.75%	3.00%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 5.00% for 2016, and 5.18% for 2015, and 5.37% for 2014.

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2016	2015
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	7.40%	7.70%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost for the year ended December 31, 2016	$—	$—
Other postretirement benefit obligation as of December 31, 2016	3	(2)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2017. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to generally contribute amounts consistent with its rate regulatory arrangements.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2017 through 2021 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2017	$60	$18
2018	60	19
2019	62	20
2020	62	21
2021	60	21
2022-2026	278	97

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

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2016:

	Pension	Other Postretirement
	%	%
Debt securities(1)	20-40	25-45
Equity securities(1)	60-80	50-80
Real estate funds	2-8	—
Other	0-5	0-5

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

MidAmerican Energy adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)" effective January 1, 2016 under a retrospective method.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Cash equivalents	$—	$17	$—	$17
Debt securities:
United States government obligations	9	—	—	9
Corporate obligations	—	53	—	53
Municipal obligations	—	6	—	6
Agency, asset and mortgage-backed obligations	—	22	—	22
Equity securities:
United States companies	130	—	—	130
International equity securities	39	—	—	39
Investment funds(2)	63	—	—	63
Total assets in the hierarchy	$241	$98	$—	339
Investment funds(2) measured at net asset value				295
Real estate funds measured at net asset value				50
Total assets measured at fair value				$684

As of December 31, 2015:
Cash equivalents	$—	$16	$—	$16
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	57	—	57
Municipal obligations	—	6	—	6
Agency, asset and mortgage-backed obligations	—	27	—	27
Equity securities:
United States companies	130	—	—	130
International equity securities	40	—	—	40
Investment funds(2)	61	—	—	61
Total assets in the hierarchy	$236	$106	$—	342
Investment funds(2) measured at net asset value				296
Real estate funds measured at net asset value				40
Total assets measured at fair value				$678

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 74% and 26%, respectively, for 2016 and 72% and 28%, respectively, for 2015. Additionally, these funds are invested in United States and international securities of approximately 71% and 29%, respectively, for 2016 and 73% and 27%, respectively, for 2015.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Cash equivalents	$10	$—	$—	$10
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	11	—	11
Municipal obligations	—	37	—	37
Agency, asset and mortgage-backed obligations	—	11	—	11
Equity securities:
United States companies	122	—	—	122
Investment funds(2)	56	—	—	56
Total assets measured at fair value	$193	$59	$—	$252

As of December 31, 2015:
Cash equivalents	$5	$—	$—	$5
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	12	—	12
Municipal obligations	—	39	—	39
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	120	—	—	120
Investment funds(2)	56	—	—	56
Total assets measured at fair value	$186	$63	$—	$249

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 70% and 30%, respectively, for 2016 and 68% and 32%, respectively, for 2015. Additionally, these funds are invested in United States and international securities of approximately 30% and 70%, respectively, for 2016 and 32% and 68%, respectively, for 2015.

For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models based on observable market inputs. Shares of mutual funds not registered under the Securities Act of 1933, private equity limited partnership interests, common and commingled trust funds and investment entities are reported at fair value based on the net asset value per unit, which is used for expedience purposes. A fund’s net asset value is based on the fair value of the underlying assets held by the fund less its liabilities.

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. Certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans. MidAmerican Energy's contributions to the plan were $20 million, $20 million, and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(12)	Asset Retirement Obligations

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $665 million and $653 million as of December 31, 2016 and 2015, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31, (in millions):

	2016	2015

Quad Cities Station	$343	$289
Fossil-fueled generating facilities	132	160
Wind-powered generating facilities	91	82
Other	1	1
Total asset retirement obligations	$567	$532

Quad Cities Station nuclear decommissioning trust funds(1)	$460	$429

(1)	Refer to Note 7 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31, (in millions):

	2016	2015

Beginning balance	$532	$460
Change in estimated costs	28	36
Additions	14	22
Retirements	(32)	(9)
Accretion	25	23
Ending balance	$567	$532

Reflected as:
Other current liabilities	$57	$44
Asset retirement obligations	510	488
	$567	$532

The change in estimated costs for 2016 was primarily the result of a new decommissioning study conducted by the operator of Quad Cities Station that changed the estimated amount and timing of cash flows. The change in estimated costs for 2015 was primarily due to changes in the expected timing and amount of cash flows related to the implementation of the United States Environmental Protection Agency's final rule regulating the management and disposal of coal combustion byproducts resulting from the operation of coal-fueled generating facilities, including requirements for the operation and closure of surface impoundment and ash landfill facilities, which was effective in October 2015.

(13)    Risk Management and Hedging Activities

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

There have been no significant changes in MidAmerican Energy's accounting policies related to derivatives. Refer to Notes 2 and 14 for additional information on derivative contracts and to Note 3 for a discussion of discontinued operations.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2016:
Not designated as hedging contracts(1)(2):
Commodity assets	$8	$2	$—	$—	$10
Commodity liabilities	(2)	—	(3)	(1)	(6)
Total	6	2	(3)	(1)	4

Designated as hedging contracts(2):
Commodity assets	—	—	—	—	—
Commodity liabilities	—	—	—	—	—
Total	—	—	—	—	—

Total derivatives	6	2	(3)	(1)	4
Cash collateral receivable	—	—	1	—	1
Total derivatives - net basis	$6	$2	$(2)	$(1)	$5

As of December 31, 2015:
Not designated as hedging contracts(1):
Commodity assets	$12	$4	$5	$2	$23
Commodity liabilities	(3)	—	(36)	(10)	(49)
Total	9	4	(31)	(8)	(26)

Designated as hedging contracts:
Commodity assets	—	—	1	2	3
Commodity liabilities	—	—	(32)	(17)	(49)
Total	—	—	(31)	(15)	(46)

Total derivatives	9	4	(62)	(23)	(72)
Cash collateral receivable	—	—	22	6	28
Total derivatives - net basis	$9	$4	$(40)	$(17)	$(44)

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates. Accordingly, as of December 31, 2016, a net regulatory liability of $4 million was recorded related to the net derivative asset of $4 million, and as of December 31, 2015, a net regulatory asset of $20 million was recorded related to the net derivative liability of $26 million.

(2)	The changes in derivative values from December 31, 2015, are substantially due to the transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2016	2015	2014

Beginning balance	$20	$38	$10
Changes in fair value recognized in net regulatory assets (liabilities)	3	40	61
Net losses reclassified to operating revenue	(15)	(42)	(28)
Net losses reclassified to cost of fuel, energy and capacity	—	(1)	(1)
Net losses reclassified to cost of gas sold	(12)	(15)	(4)
Ending balance	$(4)	$20	$38

The following table summarizes the pre-tax unrealized gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2016	2015	2014

Nonregulated operating revenue	$—	$15	$6
Regulated cost of fuel, energy and capacity	—	2	—
Nonregulated cost of sales	—	(21)	9
Total	$—	$(4)	$15

Designated as Hedging Contracts

MidAmerican Energy used derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices related to its unregulated retail services business, which was transferred to a subsidiary of BHE. The following table reconciles the beginning and ending balances of MidAmerican Energy's accumulated other comprehensive loss (pre-tax) and summarizes pre-tax gains and losses on derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings, for the years ended December 31 (in millions):

	2016	2015	2014

Beginning balance	$45	$34	$11
Transfer to affiliate	(45)	—	—
Changes in fair value recognized in OCI	—	58	(3)
Net (losses) gains reclassified to nonregulated cost of sales	—	(47)	26
Ending balance	$—	$45	$34

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2016	2015

Electricity purchases	Megawatt hours	—	15
Natural gas purchases	Decatherms	18	17

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $3 million and $66 million as of December 31, 2016 and 2015, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2016 and 2015, MidAmerican Energy would have been required to post $2 million and $55 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. MidAmerican Energy's exposure to contingent features declined significantly as a result of the transfer of its unregulated retail services business to a subsidiary of BHE.

(14)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2016:
Assets:
Commodity derivatives	$—	$9	$1	$(2)	$8
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	5	—	—	—	5
Investment funds	9	—	—	—	9
	$426	$52	$1	$(2)	$477

Liabilities - commodity derivatives	$—	$(3)	$(3)	$3	$(3)

As of December 31, 2015
Assets:
Commodity derivatives	$—	$8	$18	$(13)	$13
Money market mutual funds(2)	56	—	—	—	56
Debt securities:
United States government obligations	133	—	—	—	133
International government obligations	—	2	—	—	2
Corporate obligations	—	39	—	—	39
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	3	—	—	3
Auction rate securities	—	—	26	—	26
Equity securities:
United States companies	239	—	—	—	239
International companies	6	—	—	—	6
Investment funds	4	—	—	—	4
	$438	$53	$44	$(13)	$522

Liabilities - commodity derivatives	$(13)	$(61)	$(24)	$41	$(57)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $28 million as of December 31, 2016 and 2015, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which MidAmerican Energy transacts. When quoted prices for identical contracts are not available, MidAmerican Energy uses forward price curves. Forward price curves represent MidAmerican Energy's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. MidAmerican Energy bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by MidAmerican Energy. Market price quotations are generally readily obtainable for the applicable term of MidAmerican Energy's outstanding derivative contracts; therefore, MidAmerican Energy's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, MidAmerican Energy uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 13 for further discussion regarding MidAmerican Energy's risk management and hedging activities.

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are stated at fair value and are primarily accounted for as available-for-sale securities. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics. The fair value of MidAmerican Energy's investments in auction rate securities, where there is no current liquid market, is determined using pricing models based on available observable market data and MidAmerican Energy's judgment about the assumptions, including liquidity and nonperformance risks, which market participants would use when pricing the asset. The auction rate securities were fully redeemed at par value in 2016.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2016	2015	2014	2016	2015	2014

Beginning balance	$(6)	$12	$(3)	$26	$26	$23
Transfer to affiliate	(4)	—	—	—	—	—
Changes included in earnings(1)	—	11	12	5	—	—
Changes in fair value recognized in OCI	—	(7)	—	4	—	3
Changes in fair value recognized in net regulatory assets	(6)	(25)	6	—	—	—
Purchases	—	1	1	—	—	—
Redemptions	—	—	—	(35)	—	—
Settlements	14	2	(4)	—	—	—
Ending balance	$(2)	$(6)	$12	$—	$26	$26

(1)
Changes included in earnings related to MidAmerican Energy's unregulated retail services business that was transferred to an affiliate of BHE. Refer to Note 3 for a discussion of discontinued operations. Net unrealized (losses) gains included in earnings for the years ended December 31, 2015 and 2014, related to commodity derivatives held at December 31, 2015 and 2014, totaled $8 million and $16 million, respectively.

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

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,301	$4,735	$4,271	$4,636

(15)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2016, are as follows (in millions):

						2022 and
	2017	2018	2019	2020	2021	Thereafter	Total
Contract type:
Coal and natural gas for generation	$141	$73	$40	$—	$—	$—	$254
Electric capacity and transmission	37	29	29	28	25	59	207
Natural gas contracts for gas operations	137	34	13	12	10	23	229
Construction commitments	347	2	5	—	—	—	354
Easements and operating leases	20	20	20	19	19	624	722
Maintenance and services contracts	72	90	91	92	86	210	641
	$754	$248	$198	$151	$140	$916	$2,407

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

MidAmerican Energy has contracts to purchase electric capacity to meet its electric system energy requirements that have minimum payment commitments ranging through 2028. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines with minimum payment commitments ranging through 2022.

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the construction of wind-powered generating facilities in 2017, the settlement of asset retirement obligations for ash pond closures and the construction in 2017 of two Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for high voltage transmission lines in Iowa and Illinois.

Easements and Operating Leases

MidAmerican Energy has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which its wind-powered generating facilities are located. MidAmerican Energy also has non-cancelable operating leases with minimum payment commitments ranging through 2020 primarily for office and other building space, rail cars and computer equipment. These leases generally require MidAmerican Energy to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Rent expense on non-cancelable operating leases totaled $4 million, $4 million and $4 million for 2016, 2015 and 2014, respectively.

Maintenance and Services Contracts

MidAmerican Energy has non-cancelable maintenance and services contracts related to various generating facilities with minimum payment commitments ranging through 2027.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and requires refunds, plus interest, for the period from November 2013 through February 2015. The FERC is expected to rule on the second complaint by the second quarter of 2017, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of December 31, 2016, has accrued a $10 million liability for refunds under both complaints of amounts collected under the higher ROE from November 2013 through May 2016.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

(16)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the years ended December 31, 2016 and 2015 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2014	$(3)	$(20)	$(23)
Other comprehensive loss	—	(7)	(7)
Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	3	—	3
Dividend (Note 3)	—	27	27
Balance, December 31, 2016	$—	$—	$—

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety for the years ended December 31, 2016, 2015 and 2014, refer to Note 13.

(17)    Other Income and (Expense) - Other, Net

Other, net, as shown on the Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2016	2015	2014

Corporate-owned life insurance income	$8	$4	$8
Gain on redemption of auction rate securities	5	—	—
Other, net	1	1	2
Total	$14	$5	$10

(18)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2016	2015	2014
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$181	$154	$144
Income taxes received, net	$601	$629	$149

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$131	$249	$128
Dividend of unregulated retail services business (Note 3)	$90	$—	$—

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for general costs, such as insurance and building rent, and for employee wages, benefits and costs related to corporate functions such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $41 million, $46 million and $58 million for 2016, 2015 and 2014, respectively.

MidAmerican Energy reimbursed BHE in the amount of $6 million, $7 million and $8 million in 2016, 2015 and 2014, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $135 million, $165 million and $144 million in 2016, 2015 and 2014, respectively.

MidAmerican Energy had accounts receivable from affiliates of $5 million as of December 31, 2016 and 2015, that are included in receivables on the Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $13 million as of December 31, 2016 and 2015, that are included in accounts payable on the Balance Sheets.

MidAmerican Energy is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. For current federal and state income taxes, MidAmerican Energy had a payable to BHE of $6 million as of December 31, 2016, and a receivable from BHE of $102 million as of December 31, 2015. MidAmerican Energy received net cash receipts for federal and state income taxes from BHE totaling $601 million, $629 million and $149 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $12 million and $10 million as of December 31, 2016 and 2015, respectively, and similar amounts payable to affiliates totaled $36 million and $29 million as of December 31, 2016 and 2015, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

(20)	Segment Information

MidAmerican Energy has identified two reportable operating segments: regulated electric and regulated gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information below related to the statements of operations for all periods presented. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. Refer to Note 10 for a discussion of items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$1,985	$1,837	$1,817
Regulated gas	637	661	996
Other	3	4	9
Total operating revenue	$2,625	$2,502	$2,822

Depreciation and amortization:
Regulated electric	$436	$366	$312
Regulated gas	43	41	39
Total depreciation and amortization	$479	$407	$351

Operating income:
Regulated electric	$497	$385	$319
Regulated gas	68	64	75
Total operating income	$565	$449	$394

Interest expense:
Regulated electric	$178	$166	$157
Regulated gas	18	17	17
Total interest expense	$196	$183	$174

Income tax (benefit) expense from continuing operations:
Regulated electric	$(156)	$(163)	$(138)
Regulated gas	22	16	22
Other	2	—	—
Total income tax (benefit) expense from continuing operations	$(132)	$(147)	$(116)

Net income:
Regulated electric	$512	$413	$361
Regulated gas	32	33	40
Other	(2)	—	—
Income from continuing operations	542	446	401
Income on discontinued operations	—	16	16
Net income	$542	$462	$417

	Years Ended December 31,
	2016	2015	2014
Utility construction expenditures:
Regulated electric	$1,564	$1,365	$1,429
Regulated gas	72	81	97
Total utility construction expenditures	$1,636	$1,446	$1,526

	As of December 31,
	2016	2015	2014
Total assets:
Regulated electric	$14,113	$12,970	$11,850
Regulated gas	1,345	1,251	1,217
Other	1	164	167
Total assets	$15,459	$14,385	$13,234

(21)	Subsequent Events

In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds will be used to finance capital expenditures, disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds.

In January 2017, MidAmerican Energy provided notice to holders of its $250 million of 5.95% Senior Notes due July 2017 that MidAmerican Energy would redeem such notes in full through optional redemption on February 27, 2017.

(22)    Unaudited Quarterly Operating Results

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$625	$584	$795	$621
Operating income	100	139	284	42
Net income	76	131	320	15

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$722	$572	$680	$528
Operating income	100	112	208	29
Income from continuing operations	90	126	233	(3)
Income on discontinued operations	4	5	1	6
Net income	94	131	234	3

Quarterly data reflect seasonal variations common to a Midwest utility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included MidAmerican Funding's financial statement schedules listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedules are the responsibility of MidAmerican Funding's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. MidAmerican Funding is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of MidAmerican Funding's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MidAmerican Funding, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, MidAmerican Energy Company transferred its assets and liabilities of its unregulated retail services business to a subsidiary of its parent, Berkshire Hathaway Energy Company, on January 1, 2016.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 24, 2017

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$15	$103
Receivables, net	287	346
Income taxes receivable	9	104
Inventories	264	238
Other current assets	35	58
Total current assets	610	849

Property, plant and equipment, net	12,835	11,737
Goodwill	1,270	1,270
Regulatory assets	1,161	1,044
Investments and restricted cash and investments	655	636
Other assets	216	138

Total assets	$16,747	$15,674

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2016	2015

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$302	$427
Accrued interest	52	53
Accrued property, income and other taxes	138	125
Note payable to affiliate	31	139
Short-term debt	99	—
Current portion of long-term debt	250	34
Other current liabilities	160	166
Total current liabilities	1,032	944

Long-term debt	4,377	4,563
Deferred income taxes	3,568	3,056
Regulatory liabilities	883	831
Asset retirement obligations	510	488
Other long-term liabilities	291	267
Total liabilities	10,661	10,149

Commitments and contingencies (Note 15)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,407	3,876
Accumulated other comprehensive loss, net	—	(30)
Total member's equity	6,086	5,525

Total liabilities and member's equity	$16,747	$15,674

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$1,985	$1,837	$1,817
Regulated gas and other	646	678	1,027
Total operating revenue	2,631	2,515	2,844

Operating costs and expenses:
Cost of fuel, energy and capacity	409	433	532
Cost of gas sold and other	371	407	738
Operations and maintenance	694	707	720
Depreciation and amortization	479	407	351
Property and other taxes	112	110	108
Total operating costs and expenses	2,065	2,064	2,449

Operating income	566	451	395

Other income and (expense):
Interest expense	(219)	(206)	(197)
Allowance for borrowed funds	8	8	16
Allowance for equity funds	19	20	39
Other, net	19	19	18
Total other income and (expense)	(173)	(159)	(124)

Income before income tax benefit	393	292	271
Income tax benefit	(139)	(150)	(122)

Income from continuing operations	532	442	393

Discontinued operations (Note 3):
Income from discontinued operations	—	22	28
Income tax expense	—	6	12
Income on discontinued operations	—	16	16

Net income	$532	$458	$409

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$532	$458	$409

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $- and $1	3	—	1
Unrealized losses on cash flow hedges, net of tax of $-, $(4) and $(10)	—	(7)	(13)
Total other comprehensive income (loss), net of tax	3	(7)	(12)

Comprehensive income	$535	$451	$397

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
	Paid-in Capital	Retained Earnings	Comprehensive Loss, Net	Total Equity

Balance, December 31, 2013	$1,679	$3,009	$(11)	$4,677
Net income	—	409	—	409
Other comprehensive loss	—	—	(12)	(12)
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2014	1,679	3,417	(23)	5,073
Net income	—	458	—	458
Other comprehensive loss	—	—	(7)	(7)
Other equity transactions	—	1	—	1
Balance, December 31, 2015	1,679	3,876	(30)	5,525
Net income	—	532	—	532
Other comprehensive income	—	—	3	3
Transfer to affiliate (Note 3)	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2016	$1,679	$4,407	$—	$6,086

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$532	$458	$409
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	479	407	351
Deferred income taxes and amortization of investment tax credits	362	276	298
Changes in other assets and liabilities	47	49	47
Other, net	(92)	(69)	(49)
Changes in other operating assets and liabilities:
Receivables, net	(61)	93	(2)
Inventories	(27)	(53)	44
Derivative collateral, net	5	33	(53)
Contributions to pension and other postretirement benefit plans, net	(6)	(8)	(2)
Accounts payable	39	(76)	30
Accrued property, income and other taxes, net	107	213	(253)
Other current assets and liabilities	8	12	—
Net cash flows from operating activities	1,393	1,335	820

Cash flows from investing activities:
Utility construction expenditures	(1,636)	(1,446)	(1,526)
Purchases of available-for-sale securities	(138)	(142)	(88)
Proceeds from sales of available-for-sale securities	158	135	80
Proceeds from sales of other investments	2	13	10
Other, net	—	2	5
Net cash flows from investing activities	(1,614)	(1,438)	(1,519)

Cash flows from financing activities:
Proceeds from long-term debt	62	649	840
Repayments of long-term debt	(38)	(426)	(356)
Net change in note payable to affiliate	9	3	1
Net proceeds from (repayments of) short-term debt	99	(50)	50
Other, net	1	—	—
Net cash flows from financing activities	133	176	535

Net change in cash and cash equivalents	(88)	73	(164)
Cash and cash equivalents at beginning of year	103	30	194
Cash and cash equivalents at end of year	$15	$103	$30
The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2016, 2015 and 2014, MidAmerican Funding did not record any goodwill impairments.

(3)	Discontinued Operations

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. The transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE repaid $117 million of MHC's note payable to BHE.

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property gross of $22 million as of December 31, 2016 and 2015, related accumulated depreciation and amortization of $9 million and $8 million as of December 31, 2016 and 2015, respectively, and construction work-in-progress of $1 million as of December 31, 2016, which consisted primarily of a corporate aircraft owned by MHC.

(5)	Jointly Owned Utility Facilities

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Regulatory Matters

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Investments and Restricted Cash and Investments

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted cash and investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2016 and 2015.

(8)	Short-Term Debt and Credit Facilities

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2017 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2016 and 2015, there were no borrowings outstanding under this credit facility. As of December 31, 2016, MHC was in compliance with the covenants of its credit facility.

(9)    Long-Term Debt

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements for detail and a discussion of its long-term debt. In addition to MidAmerican Energy's annual repayments of long-term debt, MidAmerican Funding has $325 million of long-term debt due in 2029, with a carrying value of $326 million as of December 31, 2016 and 2015.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $3.1 billion as of December 31, 2016.

As of December 31, 2016, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(10)    Income Taxes

MidAmerican Funding's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2016	2015	2014
Current:
Federal	$(485)	$(418)	$(414)
State	(16)	(8)	(5)
	(501)	(426)	(419)
Deferred:
Federal	367	282	296
State	(4)	(5)	2
	363	277	298

Investment tax credits	(1)	(1)	(1)
Total	$(139)	$(150)	$(122)

A reconciliation of the federal statutory income tax rate MidAmerican Funding's the effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(64)	(72)	(68)
State income tax, net of federal income tax benefit	(3)	(3)	(1)
Effects of ratemaking	(3)	(12)	(10)
Other, net	—	1	(1)
Effective income tax rate	(35)%	(51)%	(45)%

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

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015
Deferred income tax assets:
Regulatory liabilities	$333	$327
Employee benefits	66	66
Asset retirement obligations	230	214
Other	82	97
Total deferred income tax assets	711	704

Deferred income tax liabilities:
Depreciable property	(3,767)	(3,326)
Regulatory assets	(471)	(418)
Other	(41)	(16)
Total deferred income tax liabilities	(4,279)	(3,760)

Net deferred income tax liability	$(3,568)	$(3,056)

As of December 31, 2016, MidAmerican Funding has available $25 million of state tax carryforwards, principally related to $549 million of net operating losses, that expire at various intervals between 2017 and 2035.

The United States Internal Revenue Service has closed its examination of BHE's income tax returns through December 31, 2009, including components related to MidAmerican Funding. In addition, state jurisdictions have closed their examinations of MidAmerican Funding's income tax returns for Iowa through December 31, 2012, for Illinois through December 31, 2008, and for other jurisdictions through December 31, 2009.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$10	$26
Additions based on tax positions related to the current year	—	4
Additions for tax positions of prior years	10	46
Reductions based on tax positions related to the current year	(2)	(6)
Reductions for tax positions of prior years	(8)	(46)
Statute of limitations	—	(5)
Settlements	—	(6)
Interest and penalties	—	(3)
Ending balance	$10	$10

As of December 31, 2016, MidAmerican Funding had unrecognized tax benefits totaling $30 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding's effective income tax rate.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements for additional information regarding MidAmerican Funding's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2016	2015	2014

Pension costs	$4	$4	$4
Other postretirement costs	(1)	(2)	(2)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements.

(14)    Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements.

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

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,627	$5,164	$4,597	$5,051

(15)    Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy's Notes to Financial Statements.

Legal Matters

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(16)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 16 of MidAmerican Energy's Notes to Financial Statements.

(17)    Other Income and (Expense) - Other, Net

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2016	2015	2014

Corporate-owned life insurance income	$8	$4	$8
Gain on redemption of auction rate securities	5	—	—
Gains on sales of assets and other investments	3	13	—
Leveraged leases	—	1	5
Other, net	3	1	5
Total	$19	$19	$18

MidAmerican Funding recognized a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

(18)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2016	2015	2014
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$204	$177	$167
Income taxes received, net	$609	$630	$153

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$131	$249	$128
Transfer of assets and liabilities to affiliate (Note 3)	$90	$—	$—

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $35 million, $35 million and $37 million for 2016, 2015 and 2014, respectively.

MidAmerican Funding reimbursed BHE in the amount of $6 million, $7 million and $8 million in 2016, 2015 and 2014, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $135 million, $165 million and $144 million in 2016, 2015 and 2014, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $31 million at an interest rate of 0.885% as of December 31, 2016, and $139 million at an interest rate of 0.494% as of December 31, 2015, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2016 and 2015.

MidAmerican Funding had accounts receivable from affiliates of $7 million as of December 31, 2016 and 2015 that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $12 million as of December 31, 2016 and 2015, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. For current federal and state income taxes, MidAmerican Funding had a payable to BHE of $7 million as of December 31, 2016, and a receivable from BHE of $102 million as of December 31, 2015. MidAmerican Funding received net cash receipts for federal and state income taxes from BHE totaling $609 million, $631 million and $154 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $12 million and $10 million as of December 31, 2016 and 2015, respectively, and similar amounts payable to affiliates totaled $36 million and $29 million as of December 31, 2016 and 2015, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

MidAmerican Funding has identified two reportable operating segments: regulated electric and regulated gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information below related to the statements of operations for all periods presented. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense. Refer to Note 10 for a discussion of items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$1,985	$1,837	$1,817
Regulated gas	637	661	996
Other	9	17	31
Total operating revenue	$2,631	$2,515	$2,844

Depreciation and amortization:
Regulated electric	$436	$366	$312
Regulated gas	43	41	39
Total depreciation and amortization	$479	$407	$351

Operating income:
Regulated electric	$497	$385	$319
Regulated gas	68	64	75
Other	1	2	1
Total operating income	$566	$451	$395

Interest expense:
Regulated electric	$178	$166	$157
Regulated gas	18	17	17
Other	23	23	23
Total interest expense	$219	$206	$197

Income tax (benefit) expense from continuing operations:
Regulated electric	$(156)	$(163)	$(138)
Regulated gas	22	16	22
Other	(5)	(3)	(6)
Total income tax (benefit) expense from continuing operations	$(139)	$(150)	$(122)

Net income:
Regulated electric	$512	$413	$361
Regulated gas	32	33	40
Other	(12)	(4)	(8)
Income from continuing operations	532	442	393
Income on discontinued operations	—	16	16
Net income	$532	$458	$409

Utility construction expenditures:
Regulated electric	$1,564	$1,365	$1,429
Regulated gas	72	81	97
Total utility construction expenditures	$1,636	$1,446	$1,526

	As of December 31,
	2016	2015	2014
Total assets:
Regulated electric	$15,304	$14,161	$13,041
Regulated gas	1,424	1,330	1,296
Other	19	183	185
Total assets	$16,747	$15,674	$14,522

Goodwill by reportable segment as of December 31, 2016 and 2015, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(21)	Subsequent Events

Refer to Note 21 of MidAmerican Energy's Notes to Financial Statements.

(22)	Unaudited Quarterly Operating Results

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$626	$585	$797	$623
Operating income	100	140	284	42
Net income	73	127	318	14

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$727	$576	$681	$531
Operating income	101	112	209	29
Income from continuing operations	95	124	230	(7)
Income on discontinued operations	4	5	1	6
Net income	99	129	231	(1)

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

Results of Operations

Net income for the year ended December 31, 2016 was $279 million, a decrease of $9 million, or 3%, compared to 2015. Net income decreased due to lower margins from changes in usage patterns with commercial and industrial customers, lower customer usage due to customer demand and the impacts of weather, benefits from changes in contingent liabilities in 2015 and higher depreciation and amortization primarily due to higher plant placed in-service. The decrease in net income was offset by higher customer growth and lower interest expense from the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016.

Net income for the year ended December 31, 2015 was $288 million, an increase of $61 million, or 27%, compared to 2014. Net income increased primarily due to lower impairment costs resulting from the settlement of the 2014 regulatory rate review and certain assets not in rates of $31 million, higher electric margins from increased customer usage and growth and the impacts of weather of $28 million, lower other operating and maintenance of $35 million and lower interest expense of $18 million. The increase in net income was partially offset by higher depreciation and amortization of $23 million primarily due to higher regulatory amortizations.

Operating revenue and cost of fuel, energy and capacity are key drivers of Nevada Power's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. Nevada Power believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity, is therefore meaningful.

A comparison of Nevada Power's key operating results related to gross margin for the years ended December 31 is as follows:

	2016	2015	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$2,083	$2,402	$(319)	(13)%	$2,402	$2,337	$65	3%
Cost of fuel, energy and capacity	768	1,084	(316)	(29)	1,084	1,076	8	1
Gross margin	$1,315	$1,318	$(3)	—	$1,318	$1,261	$57	5

GWh sold:
Residential	9,394	9,246	148	2%	9,246	8,923	323	4%
Commercial	4,663	4,635	28	1	4,635	4,489	146	3
Industrial	7,313	7,571	(258)	(3)	7,571	7,486	85	1
Other	212	214	(2)	(1)	214	211	3	—
Total retail	21,582	21,666	(84)	—	21,666	21,109	557	3
Wholesale	258	353	(95)	(27)	353	20	333	*
Total GWh sold	21,840	22,019	(179)	(1)	22,019	21,129	890	4

Average number of retail customers (in thousands):
Residential	796	782	14	2%	782	770	12	2%
Commercial	105	104	1	1	104	102	2	2
Industrial	2	2	—	—	2	2	—	—
Total	903	888	15	2	888	874	14	2

Average revenue per MWh -
Retail	$94.27	$108.49	$(14.22)	(13)%	$108.49	$108.90	$(0.41)	—%

Heating degree days	1,508	1,491	17	1%	1,491	1,306	185	14%
Cooling degree days	4,002	4,069	(67)	(2)%	4,069	3,970	99	2%

Sources of energy (GWh)(1):
Coal	1,480	1,556	(76)	(5)%	1,556	4,422	(2,866)	(65)%
Natural gas	14,577	14,567	10	—	14,567	12,590	1,977	16
Other	61	4	57	*	4	15	(11)	(73)
Total energy generated	16,118	16,127	(9)	—	16,127	17,027	(900)	(5)
Energy purchased	6,462	6,431	31	—	6,431	5,424	1,007	19
Total	22,580	22,558	22	—	22,558	22,451	107	—

Average total cost of energy per MWh(2)	$34.00	$48.04	$(14.04)	(29)%	$48.04	$47.94	$0.10	—%

*	Not meaningful

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gross margin decreased $3 million for 2016 compared to 2015 due to:

•	$9 million in usage patterns for commercial and industrial customers;

•	$8 million due to lower customer usage, due to the impacts of weather; and

•	$2 million in transmission revenue.
The decrease in gross margin was partially offset by:

•	$16 million due to higher customer growth.

Operating and maintenance increased $22 million, or 6%, for 2016 compared to 2015 due to benefits from changes in contingent liabilities in 2015, higher generating costs and disallowances resulting from regulatory rate reviews.

Depreciation and amortization increased $6 million, or 2%, for 2016 compared to 2015 primarily due to higher plant placed in-service.

Property and other taxes increased $2 million, or 6%, for 2016 compared to 2015 due to a reduction in property tax abatements, offset by lower assessed property values.

Other income (expense) is favorable $8 million, or 5%, for 2016 compared to 2015 primarily due to lower interest expense from the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016.

Income tax expense decreased $16 million, or 10%, for 2016 compared to 2015. The effective tax rate was 34% in 2016 and 36% in 2015. The decrease in the effective tax rate is primarily due to the qualified production activities deduction.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Gross margin increased $57 million, or 5%, for 2015 compared to 2014 due to:

•	$26 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$14 million due to higher customer growth;

•	$14 million due to higher customer usage, primarily due to the impacts of weather; and

•	$3 million in transmission revenue primarily due to increased ON Line usage.

Operating and maintenance decreased $41 million, or 10%, for 2015 compared to 2014 due to $31 million of lower impairment costs resulting from the settlement of the regulatory rate review in 2014 and certain assets not in rates, $18 million of decreased amortizations for demand side management program costs, benefits from changes in contingent liabilities in 2015, a decrease related to the retirement of Reid Gardner Generating Station Units 1-3 and lower compensation costs. The decrease was offset by $35 million in ON Line lease expense and $26 million in higher energy efficiency program costs, which are fully recovered in operating revenue.

Depreciation and amortization increased $23 million, or 8%, for 2015 compared to 2014 due to higher regulatory amortizations as a result of the 2014 regulatory rate review effective January 2015 and the acquisition of Reid Gardner Generating Station Unit 4 in 2014.

Property and other taxes increased $3 million, or 9%, for 2015 compared to 2014 primarily due to a new state commerce tax.

Other income (expense) is favorable $21 million, or 11%, for 2015 compared to 2014 due to redemption of $250 million Series L, 5.875% General and Refunding Mortgage Notes in January 2015, increased allowance for borrowed and equity funds and higher interest on deferred charges.

Income tax expense increased $32 million, or 25%, for 2015 compared to 2014. The effective tax rate was 36% in 2015 and 2014.

Liquidity and Capital Resources

As of December 31, 2016, Nevada Power's total net liquidity was $679 million as follows (in millions):

Cash and cash equivalents	$279
Credit facilities(1)	400
Total net liquidity	$679
Credit facilities:
Maturity dates	2018

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding Nevada Power's credit facility.
In January 2017, Nevada Power (1) issued a notice to the bondholders for the repurchase of the remaining outstanding amounts of its $38 million Pollution Control Revenue Bonds Series 2006 and $38 million Pollution Control Revenue Bonds Series 2006A and (2) redeemed the Pollution Control Revenue Bonds Series 2006A aggregate principal amount outstanding plus accrued interest with the use of cash on hand. In February 2017, Nevada Power redeemed the Pollution Control Revenue Bonds Series 2006 aggregate principal amount outstanding plus accrued interest with the use of cash on hand.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $771 million and $892 million, respectively. The change was due to decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms, a 2016 contribution to the pension plan and increased operating costs. The decrease was offset by the receipt of impact fees from MGM Resorts International and Wynn Las Vegas, lower payments for fuel costs, settlement payments of contingent liabilities in 2015 and higher collections from customers for renewable energy programs.

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

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. As a result of the Act, Nevada Power's cash flows from operations benefited in 2015 due to bonus depreciation on qualifying assets placed in-service

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates will be 50% for 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Investment tax credits were extended and phased-down for solar projects that are under construction before the end of 2021 (investment tax credit rates are 30% through 2019, 26% in 2020 and 22% in 2021; they revert to the statutory rate of 10% thereafter). As a result of PATH, Nevada Power's cash flows from operations are expected to benefit due to bonus depreciation on qualifying assets placed in-service through 2019 and investment tax credits (once the net operating loss is fully utilized) earned on qualifying projects through 2021.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(335) million and $(301) million, respectively. The change was due to increased capital maintenance expenditures and proceeds received from the sale of assets and an equity investment in 2015.

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

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2016 and 2015 were $(693) million and $(275) million, respectively. The change was due to higher dividends paid to NV Energy, Inc., partially offset by lower repayments of long-term debt.

Net cash flows from financing activities for the years ended December 31, 2015 and 2014 were $(275) million and $(239) million, respectively. The change was due to repayments of long-term debt and capital lease obligations, offset by lower dividends paid to NV Energy, Inc.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2016, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue long-term debt securities of up to $1.3 billion; (2) refinancing authority up to $1.3 billion of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of December 31, 2016. In addition, certain financing agreements contain covenants which are currently suspended as Nevada Power's senior secured debt is rated investment grade. However, if Nevada Power's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Nevada Power would be subject to limitations under these covenants.

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

Nevada Power's indenture creates a lien on substantially all of Nevada Power's properties in Nevada. As of December 31, 2016, $8.9 billion of Nevada Power's assets were pledged. Nevada Power had the capacity to issue $3.2 billion of additional general and refunding mortgage securities as of December 31, 2016 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Nevada Power also has the ability to release property from the lien of Nevada Power's indenture on the basis of net property additions, cash or retired bonds. To the extent Nevada Power releases property from the lien of Nevada Power's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecasted
	2014	2015	2016	2017	2018	2019

Generation development	$201	$45	$1	$79	$—	$2
Distribution	107	102	144	102	119	111
Transmission system investment	19	63	30	12	19	35
Other	44	110	160	105	90	84
Total	$371	$320	$335	$298	$228	$232

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

Contractual Obligations

Nevada Power has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes Nevada Power's material contractual cash obligations as of December 31, 2016 (in millions):

	Payments Due by Periods
	2017	2018 - 2019	2020 - 2021	2022 and Thereafter	Total

Long-term debt	$—	$1,323	$—	$1,292	$2,615
Interest payments on long-term debt(1)	165	250	153	1,270	1,838
Capital leases, including interest(2),(3)	12	25	30	44	111
ON Line financial lease, including interest(2)	44	87	89	767	987
Fuel and capacity contract commitments(1)	697	797	713	5,310	7,517
Fuel and capacity contract commitments (not commercially operable)(1)	7	43	73	683	806
Operating leases and easements(1)	9	17	14	51	91
Asset retirement obligations	20	18	15	43	96
Maintenance, service and other contracts(1)	118	76	73	75	342
Total contractual cash obligations	$1,072	$2,636	$1,160	$9,535	$14,403

(1)	Not reflected on the Consolidated Balance Sheets.

(2)	Interest is not reflected on the Consolidated Balance Sheets.

(3)	Includes fuel and capacity contracts designated as a capital lease.

Nevada Power has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 6), uncertain tax positions (Note 10) and asset retirement obligations (Note 13), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2016, Nevada Power would have been required to post $70 million of additional collateral. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of Nevada Power's collateral requirements specific to Nevada Power's derivative contracts.

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

Nevada Power continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Nevada Power's ability to recover its costs. Nevada Power believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $1.0 billion and total regulatory liabilities were $453 million as of December 31, 2016. Refer to Nevada Power's Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Nevada Power's regulatory assets and liabilities.

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

Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of December 31, 2016, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. The assumptions used in these models are critical because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2016, Nevada Power had a net derivative liability of $14 million related to contracts where Nevada Power uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

Nevada Power's commodity derivative contracts are probable of inclusion in regulated rates, and changes in the estimated fair value of derivative contracts are recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the amounts are reflected in regulated rates. As of December 31, 2016, Nevada Power had $14 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2016, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property‑related basis differences and other various differences that Nevada Power is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. As of December 31, 2016, these amounts were recognized as regulatory assets of $141 million and regulatory liabilities of $9 million, and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $91 million as of December 31, 2016. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

	Fair Value -	Estimated Fair Value after
	Net	Hypothetical Change in Price
	Liability	10% increase	10% decrease
As of December 31, 2016:
Commodity derivative contracts	$(14)	$(15)	$(13)

As of December 31, 2015:
Commodity derivative contracts	$(18)	$(20)	$(16)

Nevada Power's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose Nevada Power to earnings volatility. As of December 31, 2016 and 2015, a net regulatory asset of $14 million and $22 million, respectively, was recorded related to the net derivative liability of $14 million and $22 million, respectively. The settled cost of these commodity derivative contracts is generally included in regulated rates.

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

As of December 31, 2016 and 2015, Nevada Power had short- and long-term variable-rate obligations totaling $76 million that expose Nevada Power to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Nevada Power's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2016 and 2015.

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

As of December 31, 2016, Nevada Power's aggregate credit exposure from energy related transactions totaled $5 million, based on settlement and mark-to-market exposures, net of collateral. The majority of the exposure is comprised of one counterparty that is not rated by nationally recognized credit rating agencies.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Nevada Power Company and subsidiaries ("Nevada Power") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Nevada Power's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nevada Power Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/	Deloitte & Touche LLP

Las Vegas, Nevada
February 24, 2017

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$279	$536
Accounts receivable, net	243	265
Inventories	73	80
Regulatory assets	20	—
Other current assets	38	46
Total current assets	653	927

Property, plant and equipment, net	6,997	6,996
Regulatory assets	1,000	1,057
Other assets	39	37

Total assets	$8,689	$9,017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$187	$214
Accrued interest	50	54
Accrued property, income and other taxes	93	30
Regulatory liabilities	37	173
Current portion of long-term debt and financial and capital lease obligations	17	225
Customer deposits	78	58
Other current liabilities	39	28
Total current liabilities	501	782

Long-term debt and financial and capital lease obligations	3,049	3,060
Regulatory liabilities	416	304
Deferred income taxes	1,474	1,405
Other long-term liabilities	277	303
Total liabilities	5,717	5,854

Commitments and contingencies (Note 14)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	667	858
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,972	3,163

Total liabilities and shareholder's equity	$8,689	$9,017

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Operating revenue	$2,083	$2,402	$2,337

Operating costs and expenses:
Cost of fuel, energy and capacity	768	1,084	1,076
Operating and maintenance	394	372	413
Depreciation and amortization	303	297	274
Property and other taxes	38	36	33
Total operating costs and expenses	1,503	1,789	1,796

Operating income	580	613	541

Other income (expense):
Interest expense	(185)	(190)	(208)
Allowance for borrowed funds	4	3	1
Allowance for equity funds	2	4	1
Other, net	24	20	22
Total other income (expense)	(155)	(163)	(184)

Income before income tax expense	425	450	357
Income tax expense	146	162	130
Net income	$279	$288	$227

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	227	—	227
Dividends declared	—	—	—	(230)	—	(230)
Other equity transactions	—	—	—	—	1	1
Balance, December 31, 2014	1,000	—	2,308	583	(3)	2,888
Net income	—	—	—	288	—	288
Dividends declared	—	—	—	(13)	—	(13)
Balance, December 31, 2015	1,000	—	2,308	858	(3)	3,163
Net income	—	—	—	279	—	279
Dividends declared	—	—	—	(469)	—	(469)
Other equity transactions	—	—	—	(1)	—	(1)
Balance, December 31, 2016	1,000	$—	$2,308	$667	$(3)	$2,972

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$279	$288	$227
Adjustments to reconcile net income to net cash flows from operating activities:
(Gain) loss on nonrecurring items	1	(3)	15
Depreciation and amortization	303	297	274
Deferred income taxes and amortization of investment tax credits	78	162	130
Allowance for equity funds	(2)	(4)	(1)
Changes in regulatory assets and liabilities	131	4	2
Deferred energy	(21)	176	(44)
Amortization of deferred energy	(107)	36	79
Other, net	—	13	68
Changes in other operating assets and liabilities:
Accounts receivable and other assets	26	(40)	(19)
Inventories	7	9	(15)
Accrued property, income and other taxes	63	—	1
Accounts payable and other liabilities	13	(46)	(13)
Net cash flows from operating activities	771	892	704

Cash flows from investing activities:
Capital expenditures	(335)	(320)	(371)
Proceeds from sale of assets	—	9	—
Other, net	—	10	—
Net cash flows from investing activities	(335)	(301)	(371)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(224)	(262)	(9)
Dividends paid	(469)	(13)	(230)
Net cash flows from financing activities	(693)	(275)	(239)

Net change in cash and cash equivalents	(257)	316	94
Cash and cash equivalents at beginning of period	536	220	126
Cash and cash equivalents at end of period	$279	$536	$220

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

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Nevada Power Company and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2016, 2015 and 2014. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other assets and other current assets on the Consolidated Balance Sheets.

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

	2016	2015	2014
Beginning balance	$13	$14	$8
Charged to operating costs and expenses, net	16	16	14
Write-offs, net	(17)	(17)	(8)
Ending balance	$12	$13	$14

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

For Nevada Power's derivative contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as regulatory assets and liabilities. For a derivative contract not probable of inclusion in rates, changes in the fair value are recognized in earnings.

Inventories

Inventories consist mainly of materials and supplies totaling $60 million and $58 million as of December 31, 2016 and 2015, respectively, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $13 million and $22 million as of December 31, 2016 and 2015, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Depreciation and amortization are generally computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by Nevada Power's various regulatory authorities. Depreciation studies are completed by Nevada Power to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by the applicable regulatory commission. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as a non-current regulatory liability on the Consolidated Balance Sheets. As actual removal costs are incurred, the associated liability is reduced.

Generally when Nevada Power retires or sells a component of regulated property, plant and equipment depreciated using the composite method, it charges the original cost, net of any proceeds from the disposition, to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings with the exception of material gains or losses on regulated property, plant and equipment depreciated on a straight-line basis, which is then recorded to a regulatory asset or liability.

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Nevada Power is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Nevada Power's AFUDC rate used during 2016 and 2015 was 8.09%.

Asset Retirement Obligations

Nevada Power recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. Nevada Power's AROs are primarily associated with its generating facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment, net) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability on the Consolidated Balance Sheets. The costs are not recovered in rates until the work has been completed.

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2016, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Income Taxes

Berkshire Hathaway includes Nevada Power in its United States federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property‑related basis differences and other various differences that Nevada Power is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. As of December 31, 2016 and 2015, these amounts were recognized as regulatory assets of $141 million and $149 million, respectively, and regulatory liabilities of $9 million and $10 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

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

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2016 and 2015, unbilled revenue was $91 million and $116 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. Nevada Power records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

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

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing on a straight-line basis.

Segment Information

Nevada Power currently has one segment, which includes its regulated electric utility operations.

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, which amends FASB Accounting Standards Codification ("ASC") Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Nevada Power currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized equal to what Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power’s performance to date. Nevada Power's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2016	2015
Utility plant:
Generation	30 - 55 years	$4,271	$4,212
Distribution	20 - 65 years	3,231	3,118
Transmission	45 - 65 years	1,846	1,788
General and intangible plant	5 - 65 years	738	694
Utility plant		10,086	9,812
Accumulated depreciation and amortization		(3,205)	(2,971)
Utility plant, net		6,881	6,841
Other non-regulated, net of accumulated depreciation and amortization	45 years	2	2
Plant, net		6,883	6,843
Construction work-in-progress		114	153
Property, plant and equipment, net		$6,997	$6,996

Almost all of Nevada Power's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Nevada Power's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2016, 2015 and 2014 was 3.2%, 3.0% and 3.3%, respectively. Nevada Power is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate case filings.

Construction work-in-progress is related to the construction of regulated assets.

(4)    Jointly Owned Utility Facilities

Under joint facility ownership agreements, Nevada Power, as tenants in common, has undivided interests in jointly owned generation and transmission facilities. Nevada Power accounts for its proportionate share of each facility and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include Nevada Power's share of the expenses of these facilities. The amounts shown in the table below represent Nevada Power's share in each jointly owned facility as of December 31, 2016 (dollars in millions):

	Nevada			Construction
	Power's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Silverhawk Generating Station	75%	$248	$66	$3
Navajo Generating Station	11	213	145	2
ON Line Transmission Line	24	145	12	—
Other Transmission Facilities	Various	56	26	—
Total		$662	$249	$5

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. Nevada Power's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2016	2015

Deferred income taxes(1)	27 years	$141	$149
Merger costs from 1999 merger	28 years	136	143
Deferred operating costs	20 years	127	87
Decommissioning costs	7 years	114	121
Employee benefit plans(2)	10 years	105	98
Abandoned projects	3 years	75	91
Asset retirement obligations	7 years	74	79
Legacy meters	16 years	60	64
Merrill Lynch deferred energy costs	3 years	40	56
Other	Various	148	169
Total regulatory assets		$1,020	$1,057

Reflected as:
Current assets		$20	$—
Other assets		1,000	1,057
Total regulatory assets		$1,020	$1,057

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

Nevada Power had regulatory assets not earning a return on investment of $560 million and $572 million as of December 31, 2016 and 2015, respectively. The regulatory assets not earning a return on investment primarily consist of deferred income taxes, merger costs from 1999 merger, asset retirement obligations, deferred operating costs, a portion of the employee benefit plans, deferred energy costs and losses on reacquired debt.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. Nevada Power's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2016	2015

Cost of removal(1)	33 years	$294	$273
Impact fees	6 years	90	—
Energy efficiency program	1 year	37	34
Deferred energy costs	1 year	—	139
Other	Various	32	31
Total regulatory liabilities		$453	$477

Reflected as:
Current liabilities		$37	$173
Other long-term liabilities		416	304
Total regulatory liabilities		$453	$477

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the PUCN. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets and would be included in the table above as deferred energy costs. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs and is included in the table above as deferred energy costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Nevada Power to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Nevada Power and approved by the PUCN in integrated resource plan proceedings. To the extent Nevada Power's earned rate of return exceeds the rate of return used to set base general rates, Nevada Power is required to refund to customers EEIR revenue previously collected for that year. In March 2016, Nevada Power filed an application to reset the EEIR and EEPR and refund the EEIR revenue received in 2015, including carrying charges. In July 2016, the PUCN issued an order accepting a stipulation requiring Nevada Power to refund the 2015 revenue and reset the rates as filed effective October 1, 2016. The EEIR liability for Nevada Power is $10 million and $18 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

Chapter 704B Applications

In May 2015, three customers, including MGM Resorts International ("MGM") and Wynn Las Vegas, LLC ("Wynn"), filed applications to purchase energy from alternative providers of a new electric resource and become distribution only service customers. In December 2015, the PUCN granted the applications subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. The costs associated with the impact fee and on-going charges were assessed to alleviate the burden on other Nevada Power customers for the applicants' share of previously committed investments and long-term renewable contracts. The impact fee is set on a case-by-case basis by the PUCN and at a level designed such that the remaining customers are not subjected to increased costs. In December 2015, the applicants filed petitions for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In June 2016, MGM and Wynn made the required compliance filings and the PUCN issued orders allowing the customers to acquire electric energy and ancillary services from another energy supplier and become distribution only service customers of Nevada Power. The third customer did not proceed with purchasing energy from alternative providers. In September 2016, MGM and Wynn paid impact fees totaling $97 million. In October 2016, MGM and Wynn became distribution only service customers and started procuring energy from another energy supplier. In December 2016, as contemplated in the PUCN order, the impact fees were increased $2 million to reflect final energy costs for MGM and Wynn.

In September 2016, Switch, Ltd. ("Switch"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In December 2016, the PUCN approved a stipulation agreement that allowed Switch to purchase energy from alternative providers subject to conditions, including paying an impact fee in the Nevada Power service territory. Switch has provided notice that it intends to proceed with purchasing energy from alternative providers.

(6)    Credit Facility

Nevada Power has a $400 million secured credit facility expiring in March 2018. The credit facility, which is for general corporate purposes for the issuance of letters of credit, has a variable interest rate based on London Interbank Offered Rate or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's credit ratings for its senior secured long‑term debt securities. As of December 31, 2016 and 2015, Nevada Power had no borrowings outstanding under the credit facility. Amounts due under Nevada Power's credit facility are collateralized by Nevada Power's general and refunding mortgage bonds. The credit facility requires Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.68 to 1.0 as of the last day of each quarter.

(7)    Long-Term Debt and Financial and Capital Lease Obligations

Nevada Power's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
General and refunding mortgage securities:
5.950% Series M, due 2016	—	—	210
6.500% Series O, due 2018	324	324	323
6.500% Series S, due 2018	499	498	498
7.125% Series V, due 2019	500	499	499
6.650% Series N, due 2036	367	357	356
6.750% Series R, due 2037	349	345	345
5.375% Series X, due 2040	250	247	247
5.450% Series Y, due 2041	250	236	235
Variable-rate series (2016-1.890% to 1.928%, 2015-0.672% to 1.055%):
Pollution Control Revenue Bonds Series 2006A, due 2032	38	38	38
Pollution Control Revenue Bonds Series 2006, due 2036	38	37	37
Capital and financial lease obligations - 2.750% to 11.600%, due through 2054	485	485	497
Total long-term debt and financial and capital leases	$3,100	$3,066	$3,285

Reflected as:
Current portion of long-term debt and financial and capital lease obligations		$17	$225
Long-term debt and financial and capital lease obligations		3,049	3,060
Total long-term debt and financial and capital leases		$3,066	$3,285

In January 2017, Nevada Power (1) issued a notice to the bondholders for the repurchase of the remaining outstanding amounts of its $38 million Pollution Control Revenue Bonds Series 2006 and $38 million Pollution Control Revenue Bonds Series 2006A and (2) redeemed the Pollution Control Revenue Bonds Series 2006A aggregate principal amount outstanding plus accrued interest with the use of cash on hand. In February 2017, Nevada Power redeemed the Pollution Control Revenue Bonds Series 2006 aggregate principal amount outstanding plus accrued interest with the use of cash on hand.

Annual Payment on Long-Term Debt and Financial and Capital Leases

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2017 and thereafter, are as follows (in millions):

	Long-term	Capital and Financial
	Debt	Lease Obligations	Total

2017	$—	$75	$75
2018	823	74	897
2019	500	76	576
2020	—	75	75
2021	—	79	79
Thereafter	1,292	831	2,123
Total	2,615	1,210	3,825
Unamortized premium, discount and debt issuance cost	(34)	—	(34)
Executory costs	—	(111)	(111)
Amounts representing interest	—	(614)	(614)
Total	$2,581	$485	$3,066

The issuance of General and Refunding Mortgage Securities by Nevada Power is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2016, approximately $8.9 billion (based on original cost) of Nevada Power’s property was subject to the liens of the mortgages.

Financial and Capital Lease Obligations

•
In 1984, Nevada Power entered into a 30-year capital lease for the Pearson Building with five, five-year renewal options beginning in year 2015. In February 2010, Nevada Power amended this capital lease agreement to include the lease of the adjoining parking lot and to exercise three of the five-year renewal options beginning in year 2015. There remain two additional renewal options which could extend the lease an additional ten years. Capital assets of $25 million and $27 million were included in property, plant and equipment, net as of December 31, 2016 and 2015, respectively.

•
In 2007, Nevada Power entered into a 20-year lease, with three 10-year renewal options, to occupy land and building for its Beltway Complex operations center in southern Nevada. Nevada Power accounts for the building portion of the lease as a capital lease and the land portion of the lease as an operating lease. Nevada Power transferred operations to the facilities in June 2009. Capital assets of $7 million were included in property, plant and equipment, net as of December 31, 2016 and 2015.

•
Nevada Power has long-term energy purchase contracts which qualify as capital leases. The leases were entered into between the years 1989 and 1990 and became commercially operable through 1993. The terms of the leases are for 30 years and expire between the years 2022-2023. Capital assets of $38 million and $40 million were included in property, plant and equipment, net as of December 31, 2016 and 2015, respectively.

•
Nevada Power has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms average seven years under the master lease agreement. Capital assets of $1 million were included in property, plant and equipment, net as of December 31, 2016 and 2015.

•
ON Line was placed in-service on December 31, 2013. The Nevada Utilities entered into a long-term transmission use agreement, in which the Nevada Utilities have 25% interest and Great Basin Transmission South, LLC has 75% interest. Refer to Note 4 for additional information. The Nevada Utilities' share of the long-term transmission use agreement and ownership interest is split at 95% for Nevada Power and 5% for Sierra Pacific. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014. ON Line assets of $402 million and $410 million were included in property, plant and equipment, net as of December 31, 2016 and 2015, respectively.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of December 31, 2016:
Commodity derivative liabilities(1)	$(7)	$(7)	$(14)

As of December 31, 2015:
Commodity derivative liabilities(1)	$(8)	$(14)	$(22)

(1)
Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates and as of December 31, 2016 and 2015, a regulatory asset of $14 million and $22 million, respectively, was recorded related to the derivative liability of $14 million and $22 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2016	2015
Electricity sales	Megawatt hours	(2)	(2)
Natural gas purchases	Decatherms	114	126

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features was $2 million and $3 million as of December 31, 2016 and 2015, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Assets:
Money market mutual funds(1)	$220	$—	$—	$220
Investment funds	6	—	—	6
	$226	$—	$—	$226

Liabilities - commodity derivatives	$—	$—	$(14)	$(14)

As of December 31, 2015:
Assets - investment funds	$5	$—	$—	$5

Liabilities - commodity derivatives	$—	$—	$(22)	$(22)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of December 31, 2016, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 8 for further discussion regarding Nevada Power's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2016	2015	2014
Beginning balance	$(22)	$(30)	$(47)
Changes in fair value recognized in regulatory assets	(4)	—	9
Settlements	12	8	8
Ending balance	$(14)	$(22)	$(30)

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

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,581	$3,040	$2,788	$3,240

(10)	Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2016	2015	2014

Current – Federal	$68	$—	$—
Deferred – Federal	79	163	131
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$146	$162	$130

A reconciliation of the federal statutory income rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
Effects of ratemaking	—	1	1
Other	(1)	—	—
Effective income tax rate	34%	36%	36%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015
Deferred income tax assets:
Capital and financial leases	170	174
Regulatory liabilities	83	47
Employee benefits	29	30
Customer advances	23	22
Federal net operating loss and credit carryforwards	5	15
Other	16	17
Total deferred income tax assets	326	305
Valuation allowance	(5)	(5)
Total deferred income tax assets, net	321	300

Deferred income tax liabilities:
Property related items	(1,293)	(1,242)
Regulatory assets	(321)	(275)
Capital and financial leases	(165)	(169)
Other	(16)	(19)
Total deferred income tax liabilities	(1,795)	(1,705)
Net deferred income tax liability	$(1,474)	$(1,405)

The following table provides Nevada Power's tax credit carryforwards and expiration dates as of December 31, 2016 (in millions):

Other tax credits	$5
Expiration dates	2017 - 2028

The United States federal jurisdiction is the only significant income tax jurisdiction for NV Energy. In July 2012, the United States Internal Revenue Service and the Joint Committee on Taxation concluded their examination of NV Energy with respect to its United States federal income tax returns for December 31, 2005 through December 31, 2008.

(11)	Related Party Transactions

Kern River Gas Transmission Company, an indirect subsidiary of BHE, provided natural gas transportation and other services to Nevada Power of $68 million for each of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, Nevada Power's Consolidated Balance Sheets included amounts due to Kern River Gas Transmission Company of $5 million.

Nevada Power provided electricity and other services to PacifiCorp, an indirect subsidiary of BHE, of $2 million, $3 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively. There were no receivables associated with these services as of December 31, 2016 and 2015. PacifiCorp provided electricity and the sale of renewable energy credits to Nevada Power of $- million, $2 million and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively. There were no payables associated with these transactions as of December 31, 2016 and 2015.

Nevada Power provided electricity to Sierra Pacific of $78 million, $69 million and $33 million for the years ended December 31, 2016, 2015 and 2014, respectively. Receivables associated with these transactions were $45 million and $15 million as of December 31, 2016 and 2015, respectively. Nevada Power purchased electricity from Sierra Pacific of $17 million, $2 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Payables associated with these transactions were $12 million and $1 million as of December 31, 2016 and 2015, respectively.

Nevada Power incurs intercompany administrative and shared facility costs with NV Energy and Sierra Pacific. These transactions are governed by an intercompany service agreement and are priced at cost. Nevada Power provided services to NV Energy of $1 million for each of the years ending December 31, 2016, 2015 and 2014. NV Energy provided services to Nevada Power of $10 million, $12 million and $19 million for the years ending December 31, 2016, 2015 and 2014, respectively. Nevada Power provided services to Sierra Pacific of $24 million, $22 million and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively. Sierra Pacific provided services to Nevada Power of $14 million, $16 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, Nevada Power's Consolidated Balance Sheets included amounts due to NV Energy of $32 million and $40 million, respectively. There were no receivables due from NV Energy as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, Nevada Power's Consolidated Balance Sheets included receivables due from Sierra Pacific of $4 million and $6 million, respectively. There were no payables due to Sierra Pacific as of December 31, 2016 and 2015.

Nevada Power is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway United States federal income tax return. Federal income taxes payable to NV Energy were $68 million and $- million as of December 31, 2016 and 2015, respectively. No cash payments were made for federal income taxes for the years ended December 31, 2016, 2015 and 2014.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of Nevada Power and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(12)    Retirement Plan and Postretirement Benefits

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power contributed $36 million, $- million and $- million to the Qualified Pension Plan for the year ended December 31, 2016, 2015 and 2014, respectively. Nevada Power did not make any contributions to the Non‑Qualified Pension Plans or Other Postretirement Plans for the years ended December 31, 2016, 2015 and 2014. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31 (in millions):

	2016	2015
Qualified Pension Plan -
Other long-term liabilities	$(24)	$(38)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(4)	(5)

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

Nevada Power does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $294 million and $273 million as of December 31, 2016 and 2015, respectively.

The following table presents Nevada Power's ARO liabilities by asset type as of December 31 (in millions):

	2016	2015

Waste water remediation	$38	$42
Evaporative ponds and dry ash landfills	22	27
Asbestos	4	3
Solar	2	2
Other	17	11
Total asset retirement obligations	$83	$85

The following table reconciles the beginning and ending balances of Nevada Power's ARO liabilities for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$85	$86
Change in estimated costs	4	3
Additions	—	3
Retirements	(10)	(11)
Accretion	4	4
Ending balance	$83	$85

Reflected as:
Other current liabilities	$20	$13
Other long-term liabilities	63	72
	$83	$85

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

Senate Bill 123

In June 2013, the Nevada State Legislature passed Senate Bill No. 123 ("SB 123"), which included the retirement of coal plants and replacing the capacity with renewable facilities and other generating facilities. In May 2014, Nevada Power filed its Emissions Reduction Capacity Replacement Plan ("ERCR Plan") in compliance with SB 123. In July 2015, Nevada Power filed an amendment to its ERCR Plan with the PUCN which was approved in September 2015. In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123.

Consistent with the Emissions Reduction and Capacity Replacement Plan ("ERCR Plan"), Nevada Power acquired a 272-MW natural gas co-generating facility in 2014, acquired a 210-MW natural gas peaking facility in 2014, constructed a 15-MW solar photovoltaic facility in 2015 and contracted two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities in 2015. In February 2016, Nevada Power solicited proposals to acquire 35 MW of nameplate renewable energy capacity to be owned by Nevada Power. Nevada Power did not enter into any agreements to acquire the 35 MW of nameplate renewable energy capacity; however, it has the option to acquire the 35 MW in the future under the ERCR Plan, subject to PUCN approval. In addition, Nevada Power was granted approval to purchase the remaining 130 MW of the Silverhawk natural gas-fueled combined cycle generating facility. In June 2016, Nevada Power executed a long-term power purchase agreement for 100 MW of nameplate renewable energy capacity in Nevada. In December 2016, the order was approved. In addition the order approved the early retirement of Reid Gardner Unit 4 in the first quarter of 2017. These transactions are related to Nevada Power's compliance with Senate Bill No. 123, resulting in the retirement of 812 MW of coal-fueled generation by 2019.

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

Switch, Ltd.

In July 2016, Switch filed a complaint in the United States District Court for the District of Nevada against various parties, including Nevada Power. In September 2016, Switch filed an amended complaint. The amended complaint alleges that actions by the former general counsel of the PUCN, as well as the PUCN and the PUCN Staff, violated state and federal laws and as a result of those actions Switch was prevented from being able to utilize an alternative energy provider. Switch also alleges that Nevada Power was aware of the wrong doing and either participated in the activities or failed to take action to stop the wrong doing, and as a result Nevada Power has been improperly enriched by these activities. In addition, Switch asserted antitrust claims against Nevada Power. Switch was seeking monetary damages and to invalidate the settlement agreement between Switch and Nevada Power relating to Switch utilizing an alternative energy provider. In December 2016, the PUCN issued an order resolving the matters in the complaint. The order approved a stipulation between Switch and the Operations Staff of the PUCN, which allows Switch to purchase energy from alternative providers of a new electric resource and become a distribution only service customer. In January 2017, Switch voluntarily dismissed the federal court case with prejudice.

Commitments

Nevada Power has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2016 are as follows (in millions):

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$697	$445	$352	$355	$358	$5,310	$7,517
Fuel and capacity contract commitments (not commercially operable)	7	14	29	36	37	683	806
Operating leases and easements	9	9	8	7	7	51	91
Maintenance, service and other contracts	118	39	37	37	36	75	342
Total commitments	$831	$507	$426	$435	$438	$6,119	$8,756

Fuel and Capacity Contract Commitments

Purchased Power

Nevada Power has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2017 to 2067. Purchased power includes contracts which meet the definition of a lease. Nevada Power's operating and maintenance expense for purchase power contracts which met the lease criteria for 2016, 2015 and 2014 were $302 million, $264 million and $245 million, respectively, and are recorded as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

Coal and Natural Gas

Nevada Power has a contract for the transportation of coal that extends through 2017. Additionally, gas transportation contracts expire from 2017 to 2032 and the gas supply contract expires in 2018.

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

Operating Leases and Easements

Nevada Power has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, vehicles and land. These leases generally require Nevada Power to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Nevada Power also has non-cancelable easements for land. Operating and maintenance expense on non-cancelable operating leases totaled $13 million, $11 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Maintenance, Service and Other Contracts

Nevada Power has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2017 to 2026.

(15)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2016	2015	2014

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$173	$186	$194

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$19	$51	$30
Capital and financial lease obligations incurred	$(1)	$(5)	$7

(16)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Operating revenues	$399	$525	$766	$393
Operating income	46	141	324	69
Net income	3	66	188	22

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Operating revenues	$459	$607	$878	$458
Operating income	74	136	329	74
Net income	24	60	187	17

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

Results of Operations

Net income for the year ended December 31, 2016 was $84 million, an increase of $1 million, or 1%, compared to 2015. Net income increased due to a decrease in interest expense from financing transactions in 2016 of $8 million, increased customer growth and usage primarily due to the impacts of weather of $7 million and lower planned maintenance costs. The increase in net income was partially offset by disallowances resulting from the settlement of the regulatory rate review in 2016 of $5 million, higher depreciation and amortization primarily due to higher plant placed in-service of $5 million, a settlement payment associated with terminated transmission service in 2015 of $4 million and lower margins from a decrease in wholesale demand charges and changes in usage patterns with commercial and industrial customers.

Net income for the year ended December 31, 2015 was $83 million, a decrease of $4 million, or 5%, compared to 2014. Net income decreased due to higher planned maintenance costs of $10 million, higher depreciation and amortization of $8 million as a result of higher regulatory amortizations and lower interest and dividend income of $8 million. The decrease in net income is offset by an increase in margin from recovery of costs associated with advanced service delivery of $9 million, lower impairment costs resulting from the settlement of the companion filing made in conjunction with Nevada Power's regulatory rate review in 2014 of $8 million and a settlement payment associated with terminated transmission service of $4 million.

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

Electric Gross Margin

A comparison of Sierra Pacific's key operating results related to regulated electric gross margin for the years ended December 31 is as follows:

	2016	2015	Change		2015	2014	Change
Gross margin (in millions):
Operating electric revenue	$702	$810	$(108)	(13)%	$810	$779	$31	4%
Cost of fuel, energy and capacity	265	374	(109)	(29)	374	361	13	4
Gross margin	$437	$436	$1	—	$436	$418	$18	4

GWh sold:
Residential	2,375	2,315	60	3%	2,315	2,268	47	2%
Commercial	2,933	2,942	(9)	—	2,942	2,944	(2)	—
Industrial	3,014	2,973	41	1	2,973	2,869	104	4
Other	16	16	—	—	16	16	—	—
Total retail	8,338	8,246	92	1	8,246	8,097	149	2
Wholesale	662	664	(2)	—	664	645	19	3
Total GWh sold	9,000	8,910	90	1	8,910	8,742	168	2

Average number of retail customers (in thousands):
Residential	291	288	3	1%	288	285	3	1%
Commercial	47	46	1	2	46	46	—	—
Total	338	334	4	1	334	331	3	1

Average revenue per MWh:
Retail	$78.08	$90.85	$(12.77)	(14)%	$90.85	$88.78	$2.07	2%
Wholesale	$52.05	$61.37	$(9.32)	(15)%	$61.37	$68.34	$(6.97)	(10)%

Heating degree days	4,185	4,122	63	2%	4,122	3,910	212	5%
Cooling degree days	1,088	1,194	(106)	(9)%	1,194	1,211	(17)	(1)%

Sources of energy (GWh)(1):
Coal	751	1,210	(459)	(38)%	1,210	1,870	(660)	(35)%
Natural gas	4,290	3,981	309	8	3,981	4,169	(188)	(5)
Total energy generated	5,041	5,191	(150)	(3)	5,191	6,039	(848)	(14)
Energy purchased	4,383	4,441	(58)	(1)	4,441	2,943	1,498	51
Total	9,424	9,632	(208)	(2)	9,632	8,982	650	7

Average total cost of energy per MWh(2)	$28.16	$38.80	$(10.64)	(27)%	$38.80	$40.19	$(1.39)	(3)%

(1)    GWh amounts are net of energy used by the related generating facilities.
(2)    The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Gross Margin

A comparison of key results related to regulated natural gas gross margin for the years ended December 31 is as follows:

	2016	2015	Change		2015	2014	Change
Gross margin (in millions):
Operating natural gas revenue	$110	$137	$(27)	(20)%	$137	$125	$12	10%
Natural gas purchased for resale	55	84	(29)	(35)	84	76	8	11
Gross margin	$55	$53	$2	4	$53	$49	$4	8

Dth sold:
Residential	9,207	8,649	558	6%	8,649	7,921	728	9%
Commercial	4,679	4,198	481	11	4,198	3,921	277	7
Industrial	1,548	1,470	78	5	1,470	1,416	54	4
Total retail	15,434	14,317	1,117	8	14,317	13,258	1,059	8

Average number of retail customers (in thousands)	162	159	3	2%	159	156	3	2%
Average revenue per retail Dth sold:	$7.13	$9.57	$(2.44)	(25)%	$9.57	$9.43	$0.14	1%
Average cost of natural gas per retail Dth sold	$3.56	$5.87	$(2.31)	(39)%	$5.87	$5.73	$0.14	2%
Heating degree days	4,185	4,122	63	2%	4,122	3,910	212	5%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Electric gross margin increased $1 million for 2016 compared to 2015 due to:

•	$4 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$3 million in higher customer growth; and

•	$2 million in higher customer usage primarily due to the impacts of weather.
The increase in gross margin was offset by:

•	$4 million related to a settlement payment associated with terminated transmission service in 2015;

•	$2 million decrease in wholesale demand charges; and

•	$2 million in usage patterns for commercial and industrial customers.

Natural gas gross margin increased $2 million, or 4%, for 2016 compared to 2015 primarily due to higher customer usage from the impacts of weather.

Operating and maintenance increased $3 million, or 2%, for 2016 compared to 2015 due to disallowances resulting from the settlement of the regulatory rate review in 2016 of $5 million and higher energy efficiency program costs, which are fully recovered in operating revenue, partially offset by decreased planned maintenance costs.

Depreciation and amortization increased $5 million, or 4%, for 2016 compared to 2015 primarily due to higher plant placed in-service.

Other income (expense) is favorable $7 million, or 13%, for 2016 compared to 2015 primarily due to a decrease in interest expense from financing transactions in 2016.

Income tax expense increased $2 million, or 4%, for 2016 compared to 2015. The effective tax rate was 37% for 2016 and 36% for 2015.

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

Operating and maintenance increased $5 million, or 3%, for 2015 compared to 2014 due to increased planned maintenance costs, higher energy efficiency program costs, which are fully recovered in operating revenue, and higher ON Line lease expense. This increase was partially offset by lower impairment costs resulting from the settlement of the companion filing made in conjunction with Nevada Power's regulatory rate review in 2014, lower costs related to relinquishing an insurance claim in 2014 for a previously sold asset and decreased compensation costs.

Depreciation and amortization increased $8 million, or 8%, for 2015 compared to 2014 primarily due to regulatory amortizations associated with advanced service delivery.

Property and other taxes increased $3 million, or 14%, for 2015 compared to 2014 due to an increase in assessed property values, higher franchise taxes and a new state commerce tax.

Other income (expense) is unfavorable $10 million, or 23%, for 2015 compared to 2014 primarily due to lower carrying charges related to the recovery of costs associated with advanced service delivery approved in the companion filing of the 2014 Nevada Power general rate case effective January 2015.

Income tax expense remained constant, for 2015 compared to 2014. The effective tax rate was 36% for 2015 and 35% for 2014. The increase in the effective tax rate is primarily due to the effects of ratemaking.

Liquidity and Capital Resources

As of December 31, 2016, Sierra Pacific's total net liquidity was $225 million as follows (in millions):

Cash and cash equivalents	$55

Credit facilities(1)	250
Less -
Letters of credit and tax-exempt bond support	(80)
Net credit facilities	170

Total net liquidity	$225
Credit facilities:
Maturity dates	2018

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding Sierra Pacific's credit facility.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $243 million and $342 million, respectively. The change was due to decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms, contributions to the pension plan and lower customer advances, partially offset by lower payments for fuel costs.

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

In December 2014, the Tax Increase Prevention Act of 2014 (the "Act") was signed into law, extending the 50% bonus depreciation for qualifying property purchased and placed in-service before January 1, 2015 and before January 1, 2016 for certain longer-lived assets. As a result of the Act, Sierra Pacific's cash flows from operations benefited in 2015 due to bonus depreciation on qualifying assets placed in-service.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates will be 50% for 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. As a result of PATH, Sierra Pacific's cash flows from operations are expected to benefit due to bonus depreciation on qualifying assets placed in-service through 2019.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(194) million and $(250) million, respectively. The change was primarily due to decreased capital expenditures.

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

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2016 and 2015 were $(100) million and $(8) million, respectively. The change was due to financing transactions in 2016 and higher dividends paid to NV Energy, Inc.

Net cash flows from financing activities for the years ended December 31, 2015 and 2014 were $(8) million and $(105) million, respectively. The change was due to lower dividends paid to NV Energy, Inc.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2016, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of December 31, 2016. In addition, certain financing agreements contain covenants which are currently suspended as Sierra Pacific's senior secured debt is rated investment grade. However, if Sierra Pacific's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Sierra Pacific would be subject to limitations under these covenants.

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

Sierra Pacific's indenture creates a lien on substantially all of Sierra Pacific's properties in Nevada. As of December 31, 2016, $3.8 billion of Sierra Pacific's assets were pledged. Sierra Pacific had the capacity to issue $1.2 billion of additional general and refunding mortgage securities as of December 31, 2016 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Sierra Pacific also has the ability to release property from the lien of Sierra Pacific's indenture on the basis of net property additions, cash or retired bonds. To the extent Sierra Pacific releases property from the lien of Sierra Pacific's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecasted
	2014	2015	2016	2017	2018	2019

Generation development	$51	$—	$—	$—	$—	$—
Distribution	89	86	115	101	74	73
Transmission system investment	19	38	12	20	44	24
Other	27	128	67	43	46	53
Total	$186	$252	$194	$164	$164	$150

Sierra Pacific’s forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

Sierra Pacific has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes Sierra Pacific's material contractual cash obligations as of December 31, 2016 (in millions):

	Payments Due by Periods
	2017	2018 - 2019	2020 - 2021	2022 and Thereafter	Total
Long-term debt	$—	$—	$—	$1,121	$1,121
Interest payments on long-term debt(1)	40	79	79	379	577
Capital leases, including interest(2)	2	4	2	10	18
ON Line financial lease, including interest(2)	2	4	5	40	51
Fuel and capacity contract commitments(1)	238	259	133	375	1,005
Fuel and capacity contract commitments (not commercially operable)(1)	5	20	22	215	262
Operating leases and easements(1)	4	7	6	46	63
Asset retirement obligations	—	—	—	14	14
Maintenance, service and other contracts(1)	4	9	12	17	42
Total contractual cash obligations	$295	$382	$259	$2,217	$3,153

(1)	Not reflected on the Consolidated Balance Sheets.

(2)	Interest is not reflected on the Consolidated Balance Sheets.

Sierra Pacific has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 6), uncertain tax positions (Note 9) and asset retirement obligations (Note 12), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2016, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2016, Sierra Pacific would have been required to post $15 million of additional collateral. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Sierra Pacific continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Sierra Pacific's ability to recover its costs. Sierra Pacific believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $435 million and total regulatory liabilities were $290 million as of December 31, 2016. Refer to Sierra Pacific's Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's regulatory assets and liabilities.

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2016, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Income Taxes

In determining Sierra Pacific's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by Sierra Pacific's various regulatory jurisdictions. Sierra Pacific's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Sierra Pacific recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of Sierra Pacific's federal, state and local income tax examinations is uncertain, Sierra Pacific believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Sierra Pacific's consolidated financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations. Refer to Sierra Pacific's Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's income taxes.

Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that Sierra Pacific is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. As of December 31, 2016, these amounts were recognized as regulatory assets of $85 million and regulatory liabilities of $6 million, and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $52 million as of December 31, 2016. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

As of December 31, 2016 and 2015, Sierra Pacific had short- and long-term variable-rate obligations totaling $80 million and $214 million, respectively, that expose Sierra Pacific to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Sierra Pacific's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2016 and 2015.

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

As of December 31, 2016, Sierra Pacific's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Sierra Pacific's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Pacific Power Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/	Deloitte & Touche LLP

Las Vegas, Nevada
February 24, 2017

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$55	$106
Accounts receivable, net	117	124
Inventories	45	39
Regulatory assets	25	—
Other current assets	13	13
Total current assets	255	282

Property, plant and equipment, net	2,822	2,766
Regulatory assets	410	432
Other assets	6	7

Total assets	$3,493	$3,487

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$146	$127
Accrued interest	14	15
Accrued property, income and other taxes	10	13
Regulatory liabilities	69	78
Current portion of long-term debt and financial and capital lease obligations	1	453
Customer deposits	16	17
Other current liabilities	12	11
Total current liabilities	268	714

Long-term debt and financial and capital lease obligations	1,152	749
Regulatory liabilities	221	230
Deferred income taxes	617	570
Other long-term liabilities	127	148
Total liabilities	2,385	2,411

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Accumulated deficit	(2)	(35)
Accumulated other comprehensive loss, net	(1)	—
Total shareholder's equity	1,108	1,076

Total liabilities and shareholder's equity	$3,493	$3,487

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Operating revenue:
Electric	$702	$810	$779
Natural gas	110	137	125
Total operating revenue	812	947	904

Operating costs and expenses:
Cost of fuel, energy and capacity	265	374	361
Natural gas purchased for resale	55	84	76
Operating and maintenance	170	167	162
Depreciation and amortization	118	113	105
Property and other taxes	24	25	22
Total operating costs and expenses	632	763	726

Operating income	180	184	178

Other income (expense):
Interest expense	(54)	(61)	(61)
Allowance for borrowed funds	4	2	2
Allowance for equity funds	(1)	2	3
Other, net	4	3	12
Total other income (expense)	(47)	(54)	(44)

Income before income tax expense	133	130	134
Income tax expense	49	47	47
Net income	$84	$83	$87

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Loss, Net	Equity
Balance, December 31, 2013	1,000	$—	$1,111	$(93)	$(2)	$1,016
Net income	—	—	—	87	—	87
Dividends declared	—	—	—	(105)	—	(105)
Other equity transactions	—	—	—	—	—	—
Balance, December 31, 2014	1,000	—	1,111	(111)	(2)	998
Net income	—	—	—	83	—	83
Dividends declared	—	—	—	(7)	—	(7)
Other equity transactions	—	—	—	—	2	2
Balance, December 31, 2015	1,000	—	1,111	(35)	—	1,076
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(51)	—	(51)
Other equity transactions	—	—	—	—	(1)	(1)
Balance, December 31, 2016	1,000	$—	$1,111	$(2)	$(1)	$1,108

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$84	$83	$87
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	5	—	14
Depreciation and amortization	118	113	105
Allowance for equity funds	1	(2)	(3)
Deferred income taxes and amortization of investment tax credits	49	47	47
Changes in regulatory assets and liabilities	(17)	(21)	(23)
Deferred energy	53	81	(30)
Amortization of deferred energy	(54)	17	19
Other, net	—	(9)	20
Changes in other operating assets and liabilities:
Accounts receivable and other assets	7	15	28
Inventories	(6)	1	3
Accrued property, income and other taxes	(3)	—	—
Accounts payable and other liabilities	6	17	(21)
Net cash flows from operating activities	243	342	246

Cash flows from investing activities:
Capital expenditures	(194)	(252)	(186)
Other, net	—	2	—
Net cash flows from investing activities	(194)	(250)	(186)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,089	—	—
Repayments of long-term debt and financial and capital lease obligations	(1,138)	(1)	1
Dividends paid	(51)	(7)	(105)
Other, net	—	—	(1)
Net cash flows from financing activities	(100)	(8)	(105)

Net change in cash and cash equivalents	(51)	84	(45)
Cash and cash equivalents at beginning of period	106	22	67
Cash and cash equivalents at end of period	$55	$106	$22

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

(2)    Summary of Significant Accounting Policies
Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Sierra Pacific and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2016, 2015 and 2014. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other assets and other current assets on the Consolidated Balance Sheets.

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

	2016	2015	2014
Beginning balance	$1	$2	$1
Charged to operating costs and expenses, net	2	1	2
Write-offs, net	(1)	(2)	(1)
Ending balance	$2	$1	$2

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

For Sierra Pacific's derivative contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as regulatory assets and liabilities. For a derivative contract not probable of inclusion in rates, changes in the fair value are recognized in earnings.

Inventories

Inventories consist mainly of materials and supplies totaling $36 million and $34 million as of December 31, 2016 and 2015, respectively, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $9 million and $5 million as of December 31, 2016 and 2015, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Depreciation and amortization are generally computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by Sierra Pacific's various regulatory authorities. Depreciation studies are completed by Sierra Pacific to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by the applicable regulatory commission. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as a non-current regulatory liability on the Consolidated Balance Sheets. As actual removal costs are incurred, the associated liability is reduced.

Generally when Sierra Pacific retires or sells a component of regulated property, plant and equipment depreciated using the composite method, it charges the original cost, net of any proceeds from the disposition, to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings with the exception of material gains or losses on regulated property, plant and equipment depreciated on a straight-line basis, which is then recorded to a regulatory asset or liability.

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Sierra Pacific is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Sierra Pacific's AFUDC rate used during 2016 and 2015 was 7.62% for electric, 6.02% and 5.97% for natural gas, respectively, and 7.44% for common facilities.

Asset Retirement Obligations

Sierra Pacific recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. Sierra Pacific's AROs are primarily associated with its generating facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment, net) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability on the Consolidated Balance Sheets. The costs are not recovered in rates until the work has been completed.

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2016, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Income Taxes

Berkshire Hathaway includes Sierra Pacific in its United States federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that Sierra Pacific is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. As of December 31, 2016 and 2015, these amounts were recognized as regulatory assets of $85 million and $90 million, respectively, and regulatory liabilities of $6 million and $7 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

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

Revenue Recognition

Revenue is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2016 and 2015, unbilled revenue was $52 million and $59 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. Sierra Pacific records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Sierra Pacific primarily buys energy and natural gas to satisfy its customer load requirements. Due to changes in retail customer load requirements, Sierra Pacific may not take physical delivery of the energy or natural gas. Sierra Pacific may sell the excess energy or natural gas to the wholesale market. In such instances, it is Sierra Pacific's policy to allocate the natural gas sales between generation and natural gas retail based on usage. The energy sales and natural gas sales allocated to generation are recorded net in cost of fuel, energy and capacity. The natural gas sales allocated to natural gas retail is recorded as wholesale revenue.

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing on a straight-line basis.

New Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, which amends FASB Accounting Standards Codification ("ASC") Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Sierra Pacific currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized equal to what Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific’s performance to date. Sierra Pacific's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by segment and customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2016	2015
Utility plant:
Electric generation	30 - 60 years	$1,137	$1,134
Electric distribution	20 - 70 years	1,417	1,382
Electric transmission	50 - 70 years	771	739
Electric general and intangible plant	5 - 65 years	164	139
Natural gas distribution	40 - 70 years	381	374
Natural gas general and intangible plant	5 - 60 years	15	13
Common general	5 - 65 years	267	265
Utility plant		4,152	4,046
Accumulated depreciation and amortization		(1,442)	(1,368)
Utility plant, net		2,710	2,678
Other non-regulated, net of accumulated depreciation and amortization	60 years	5	—
Plant, net		2,715	2,678
Construction work-in-progress		107	88
Property, plant and equipment, net		$2,822	$2,766

All of Sierra Pacific's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Sierra Pacific's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2016, 2015 and 2014 was 3.0%, 2.9% and 3.0%, respectively. Sierra Pacific is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate case filings.

Construction work-in-progress is related to the construction of regulated assets.

During 2016, Sierra Pacific revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was shorter estimated useful lives at the Valmy Generating Station. The effect of this change will increase depreciation and amortization expense by $9 million annually based on depreciable plant balances at the time of the change. However, the PUCN ordered the change relating to the Valmy Generating Station of $7 million annually be deferred for future recovery through a regulatory asset.

(4)    Jointly Owned Utility Facilities

Under joint facility ownership agreements, Sierra Pacific, as tenants in common, has undivided interests in jointly owned generation and transmission facilities. Sierra Pacific accounts for its proportionate share of each facility and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include Sierra Pacific's share of the expenses of these facilities. The amounts shown in the table below represent Sierra Pacific's share in each jointly owned facility as of December 31, 2016 (dollars in millions):

	Sierra			Construction
	Pacific's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Valmy Generating Station	50%	$389	$216	$1
ON Line Transmission Line	1	8	1	—
Valmy Transmission	50	4	2	—
Total		$401	$219	$1

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. Sierra Pacific's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2016	2015

Employee benefit plans(1)	10 years	$128	$126
Deferred income taxes(2)	27 years	85	90
Merger costs from 1999 merger	30 years	80	83
Abandoned projects	9 years	39	44
Renewable energy programs	1 year	25	—
Losses on reacquired debt	17 years	22	22
Other	Various	56	67
Total regulatory assets		$435	$432

Reflected as:
Current assets		$25	$—
Other assets		410	432
Total regulatory assets		$435	$432

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)
Amounts represent income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in regulated rates when the temporary differences reverse.

Sierra Pacific had regulatory assets not earning a return on investment of $305 million and $254 million as of December 31, 2016 and 2015, respectively. The regulatory assets not earning a return on investment primarily consist of deferred income taxes, merger costs from 1999 merger, a portion of the employee benefit plans, losses on reacquired debt, legacy meters, a portion of abandoned projects and asset retirement obligations.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. Sierra Pacific's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2016	2015

Cost of removal(1)	39 years	$205	$208
Deferred energy costs	1 year	64	66
Renewable energy program	1 year	—	8
Other	Various	21	26
Total regulatory liabilities		$290	$308

Reflected as:
Current liabilities		$69	$78
Other long-term liabilities		221	230
Total regulatory liabilities		$290	$308

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the PUCN. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets and would be included in the table above as deferred energy costs. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs and is included in the table above as deferred energy costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

General Rate Cases

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MW of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision result in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes.

In June 2016, Sierra Pacific filed a gas regulatory rate review with the PUCN. The filing requested a slight decrease in its incremental annual revenue requirement. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving all issues in the proceeding and reduced Sierra Pacific's gas revenue requirement by $2 million. In December 2016, the PUCN approved the settlement agreement. The new rates were effective January 1, 2017.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Sierra Pacific to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Sierra Pacific and approved by the PUCN in integrated resource plan proceedings. To the extent Sierra Pacific's earned rate of return exceeds the rate of return used to set base general rates, Sierra Pacific is required to refund to customers EEIR revenue previously collected for that year. In March 2016, Sierra Pacific filed an application to reset the EEIR and EEPR and refund the EEIR revenue received in 2015, including carrying charges. In July 2016, the PUCN issued an order accepting a stipulation requiring Sierra Pacific to refund the 2015 revenue and reset the rates as filed effective October 1, 2016. The EEIR liability for Sierra Pacific is $2 million and $3 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.

Chapter 704B Applications

In September 2016, Switch, Ltd. ("Switch"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allowed Switch to purchase energy from alternative providers. Switch has provided notice that it intends to proceed with purchasing energy from alternative providers.

(6)    Credit Facility

The following table summarizes Sierra Pacific's availability under its credit facilities as of December 31 (in millions):

	2016	2015
Credit facilities	$250	$250
Less - Water Facilities Refunding Revenue Bond support	(80)	—
Net credit facilities	$170	$250

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

(7)    Long-Term Debt and Financial and Capital Lease Obligations

Sierra Pacific's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2016	2015
General and refunding mortgage securities:
6.000% Series M, due 2016	$—	$—	$450
3.375% Series T, due 2023	250	248	248
2.600% Series U, due 2026	400	395	—
6.750% Series P, due 2037	252	255	255
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.250% Pollution Control Series 2016A, due 2029(1)	20	20	—
1.500% Gas Facilities Series 2016A, due 2031(1)	58	58	—
3.000% Gas and Water Series 2016B, due 2036(2)	60	64	—
Variable-rate series (2016-0.788% to 0.800%, 2015-0.733% to 1.054%):
Pollution Control Series 2006A, due 2031	—	—	58
Pollution Control Series 2006B, due 2036	—	—	74
Pollution Control Series 2006C, due 2036	—	—	80
Water Facilities Series 2016C, due 2036	30	29	—
Water Facilities Series 2016D, due 2036	25	25	—
Water Facilities Series 2016E, due 2036	25	25	—
Capital and financial lease obligations - 2.700% to 10.130%, due through 2054	34	34	37
Total long-term debt and financial and capital leases	$1,154	$1,153	$1,202

Reflected as:
Current portion of long-term debt and financial and capital lease obligations		$1	$453
Long-term debt and financial and capital lease obligations		1,152	749
Total long-term debt and financial and capital leases		$1,153	$1,202

(1)	Subject to mandatory purchase by Sierra Pacific in June 2019 at which date the interest rate may be adjusted from time to time.

(2)	Subject to mandatory purchase by Sierra Pacific in June 2022 at which date the interest rate may be adjusted from time to time.

Annual Payment on Long-Term Debt and Financial and Capital Leases

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2017 and thereafter, are as follows (in millions):

	Long-term	Capital and Financial
	Debt	Lease Obligations	Total

2017	$—	$4	$4
2018	—	4	4
2019	—	4	4
2020	—	4	4
2021	—	3	3
Thereafter	1,120	50	1,170
Total	1,120	69	1,189
Unamortized premium, discount and debt issuance cost	(1)	—	(1)
Amounts representing interest	—	(35)	(35)
Total	$1,119	$34	$1,153

The issuance of General and Refunding Mortgage Securities by Sierra Pacific is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2016, approximately $3.8 billion (based on original cost) of Sierra Pacific’s property was subject to the liens of the mortgages.

Financial and Capital Lease Obligations

•
Sierra Pacific has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms average seven years under the master lease agreement. Capital assets of $3 million were included in property, plant and equipment, net as of December 31, 2016 and 2015.

•
ON Line was placed in-service on December 31, 2013. The Nevada Utilities entered into a long-term transmission use agreement, in which the Nevada Utilities have 25% interest and Great Basin Transmission South, LLC has 75% interest. Refer to Note 4 for additional information. The Nevada Utilities share of the long-term transmission use agreement and ownership interest is split at 5% for Sierra Pacific and 95% for Nevada Power. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014. ON Line assets of $21 million and $22 million were included in property, plant and equipment, net as of December 31, 2016 and 2015, respectively.

•
In 2015, Sierra Pacific entered into a 20-year capital lease for the Fort Churchill Solar Array. Capital assets of $10 million and $12 million were included in property, plant and equipment, net as of December 31, 2016 and 2015, respectively.

(8)	Fair Value Measurements

The carrying value of Sierra Pacific's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Sierra Pacific has various financial assets and liabilities that are measured at fair value on the Consolidated Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Assets:
Money market mutual funds(1)	$35	$—	$—	$35
Investment funds	1	—	—	1
	$36	$—	$—	$36

As of December 31, 2015:
Assets - investment funds	$1	$—	$—	$1

Liabilities - commodity derivatives	$—	$—	$(1)	$(1)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Sierra Pacific's investments in money market mutual funds and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

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

	2016		2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,119	$1,191	$1,165	$1,248

(9)	Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2016	2015	2014

Deferred - Federal	$50	$48	$48
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$49	$47	$47

A reconciliation of the federal statutory income rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
Effects of ratemaking	1	1	1
Other	1	—	(1)
Effective income tax rate	37%	36%	35%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015
Deferred income tax assets:
Federal net operating loss and credit carryforwards	$25	$39
Employee benefit plans	22	25
Regulatory liabilities	16	19
Capital and financial lease liabilities	12	13
Customer Advances	9	8
Commodity derivative contract	5	5
Other	6	7
Total deferred income tax assets	$95	$116

Deferred income tax liabilities:
Property related items	$(562)	$(538)
Regulatory assets	(124)	(121)
Capital and financial leases	(12)	(13)
Other	(14)	(14)
Total deferred income tax liabilities	$(712)	$(686)
Net deferred income tax liability	$(617)	$(570)

The following table provides Sierra Pacific's federal net operating loss and tax credit carryforwards and expiration dates as of December 31, 2016 (in millions):

Net operating loss carryforwards	$55
Deferred income taxes on federal net operating loss carryforwards	$19
Expiration dates	2031 - 2033

Other tax credits	$6
Expiration dates	2021 - 2032

The United States federal jurisdiction is the only significant income tax jurisdiction for NV Energy. In July 2012, the United States Internal Revenue Service and the Joint Committee on Taxation concluded their examination of NV Energy with respect to its United States federal income tax returns for December 31, 2005 through December 31, 2008.

(10)    Related Party Transactions

Sierra Pacific provided electricity to Nevada Power of $17 million, $2 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Receivables associated with these transactions were $12 million and $1 million as of December 31, 2016 and 2015. Sierra Pacific purchased electricity from Nevada Power of $78 million, $69 million and $33 million for the years ended December 31, 2016, 2015 and 2014, respectively. Payables associated with these transactions were $45 million and $15 million as of December 31, 2016 and 2015, respectively.

Sierra Pacific incurs intercompany administrative and shared facility costs with NV Energy and Nevada Power. These transactions are governed by an intercompany service agreement and are priced at cost. NV Energy provided services to Sierra Pacific of $5 million, $6 million and $9 million for the years ending December 31, 2016, 2015 and 2014, respectively. Sierra Pacific provided services to Nevada Power of $14 million, $16 million, and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively. Nevada Power provided services to Sierra Pacific of $24 million, $22 million, and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, Sierra Pacific's Consolidated Balance Sheets included amounts due to NV Energy of $18 million and $21 million, respectively. There were no receivables due from NV Energy as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, Sierra Pacific's Consolidated Balance Sheets included payables due to Nevada Power of $4 million and $6 million, respectively. There were no receivables due from Nevada Power as of December 31, 2016 and 2015.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of Sierra Pacific and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(11)    Retirement Plan and Postretirement Benefits

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $27 million, $- million and $- million to the Qualified Pension Plan for the year ended December 31, 2016, 2015 and 2014, respectively. For the Other Postretirement Plans, Sierra Pacific contributed $1 million, $- million and $- million for the year ended December 31, 2016, 2015 and 2014, respectively. Sierra Pacific did not make any contributions to the Non-Qualified Pension Plans for the years ended December 31, 2016, 2015 and 2014. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31(in millions):

	2016	2015
Qualified Pension Plan -
Other long-term liabilities	$(12)	$(29)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(28)	(32)

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

Sierra Pacific does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $205 million and $208 million as of December 31, 2016 and 2015, respectively.

The following table presents Sierra Pacific's ARO liabilities by asset type as of December 31 (in millions):

	2016	2015

Asbestos	$4	$4
Evaporative ponds and dry ash landfills	3	3
Other	3	3
Total asset retirement obligations	$10	$10

The following table reconciles the beginning and ending balances of Sierra Pacific's ARO liabilities for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$10	$11
Retirements	—	(1)
Ending balance	$10	$10

Reflected as:
Other current liabilities	$—	$—
Other long-term liabilities	10	10
	$10	$10

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

Commitments

Sierra Pacific has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2016 are as follows (in millions):

						2022 and
	2017	2018	2019	2020	2021	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$238	$156	$103	$71	$62	$375	$1,005
Fuel and capacity contract commitments (not commercially operable)	5	10	10	11	11	215	262
Operating leases and easements	4	4	3	3	3	46	63
Maintenance, service and other contracts	4	5	4	6	6	17	42
Total commitments	$251	$175	$120	$91	$82	$653	$1,372

Fuel and Capacity Contract Commitments

Purchased Power

Sierra Pacific has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2017 to 2039. Purchased power includes contracts which meet the definition of a lease. Sierra Pacific's operating and maintenance expense for purchase power contracts which met the lease criteria for 2016, 2015 and 2014 were $69 million, $65 million and $68 million, respectively, and are recorded as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

Coal and Natural Gas

Sierra Pacific has several long-term contracts for the transport of coal that expire from 2017 to 2018. Additionally, gas transportation contracts expire from 2018 to 2046 and the gas supply contracts expire from 2017 to 2018.

Operating Leases

Sierra Pacific has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, vehicles and land. These leases generally require Sierra Pacific to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Sierra Pacific also has non-cancelable easements for land. Operating and maintenance expense on non-cancelable operating leases totaled $6 million, $7 million and $6 million for the year-ended December 31, 2016, 2015 and 2014, respectively.

Maintenance, Service and Other Contracts

Sierra Pacific has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2017 to 2039.

(14)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2016	2015	2014

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$47	$54	$54

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$15	$24	$31
Capital and financial lease obligations incurred	$—	$13	$1

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

The following tables provide information on a reportable segment basis for the years ended December 31 (in millions):

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$702	$810	$779
Regulated gas	110	137	125
Total operating revenue	$812	$947	$904

Cost of sales:
Regulated electric	$265	$374	$361
Regulated gas	55	84	76
Total cost of sales	$320	$458	$437

Gross margin:
Regulated electric	$437	$436	$418
Regulated gas	55	53	49
Total gross margin	$492	$489	$467

Operating and maintenance:
Regulated electric	$153	$149	$143
Regulated gas	17	18	19
Total operating and maintenance	$170	$167	$162

Depreciation and amortization:
Regulated electric	$101	$96	$90
Regulated gas	17	17	15
Total depreciation and amortization	$118	$113	$105

Operating income:
Regulated electric	$161	$168	$165
Regulated gas	19	16	13
Total operating income	$180	$184	$178

Interest expense:
Regulated electric	$49	$56	$57
Regulated gas	5	5	4
Total interest expense	$54	$61	$61

Income tax expense:
Regulated electric	$44	$43	$43
Regulated gas	5	4	4
Total income tax expense	$49	$47	$47

	Years Ended December 31,
	2016	2015	2014
Capital expenditures:
Regulated electric	$176	$229	$168
Regulated gas	18	23	18
Total capital expenditures	$194	$252	$186

	As of December 31,
Total assets:	2016	2015	2014
Regulated electric	$3,119	$3,060	$2,984
Regulated gas	314	316	322
Regulated common assets(1)	60	111	30
Total assets	$3,493	$3,487	$3,336

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

(16)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Regulated electric operating revenue	$170	$162	$207	$163
Regulated natural gas operating revenue	47	19	15	29
Operating income	41	28	69	42
Net income	17	10	38	19

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Regulated electric operating revenue	$196	$201	$228	$185
Regulated natural gas operating revenue	50	26	18	43
Operating income	43	37	66	38
Net income	19	16	33	15

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company, respectively, is responsible for establishing and maintaining, for such entity, adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of management for each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, such management conducted an evaluation for the relevant entity of the effectiveness of internal control over financial reporting as of December 31, 2016, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, management for each such respective entity used the criteria set forth in the framework in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (2013)," management for each such respective entity concluded that internal control over financial reporting for such entity was effective as of December 31, 2016.

Berkshire Hathaway Energy Company	PacifiCorp	MidAmerican Funding, LLC
February 24, 2017	February 24, 2017	February 24, 2017

MidAmerican Energy Company	Nevada Power Company	Sierra Pacific Power Company
February 24, 2017	February 24, 2017	February 24, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BERKSHIRE HATHAWAY ENERGY

BHE is a consolidated subsidiary of Berkshire Hathaway. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. BHE's Board of Directors appoints executive officers annually. There are no family relationships among the executive officers, nor, except as set forth in employment agreements, any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of February 17, 2017, with respect to the current directors and executive officers of BHE:

GREGORY E. ABEL, 54, Chairman of the Board of Directors since 2011, Chief Executive Officer since 2008, director since 2000, and President since 1998. Mr. Abel joined BHE in 1992 and has extensive executive management experience in the energy industry with strong regulatory and operational skills, including international experience. Mr. Abel also serves as a Director and Vice Chairman of Edison Electric Institute, an association of U.S. investor-owned electric companies, and AEGIS Insurance Services, Inc., a mutual insurance company, and serves on the Board of Directors for PacifiCorp, The Kraft Heinz Company and Nuclear Electric Insurance Limited, a mutual insurance company of nuclear power facilities.

PATRICK J. GOODMAN, 50, Executive Vice President and Chief Financial Officer since 2012. Mr. Goodman was Senior Vice President and Chief Financial Officer from 1999 to 2012. Mr. Goodman joined BHE in 1995. Mr. Goodman is a director of PacifiCorp and a manager of MidAmerican Funding, LLC.

NATALIE L. HOCKEN, 47, Senior Vice President and General Counsel since 2015. Ms. Hocken was Senior Vice President, Transmission and System Operations of PacifiCorp from 2012 to 2015 and Vice President and General Counsel of Pacific Power from 2007 to 2012. Ms. Hocken joined PacifiCorp in 2002. Ms. Hocken is a director of PacifiCorp and a manager of MidAmerican Funding, LLC.

WARREN E. BUFFETT, 86, Director. Mr. Buffett has been a director of BHE since 2000 and has been Chairman of the Board of Directors and Chief Executive Officer of Berkshire Hathaway for more than five years. Mr. Buffett is also a director of The Kraft Heinz Company and Precision Castparts Corp. Mr. Buffett previously served as a director of The Washington Post Company. Mr. Buffett has significant experience as Chairman and Chief Executive Officer of Berkshire Hathaway.

WALTER SCOTT, JR., 85, Director. Mr. Scott has been a director of BHE since 1991. Mr. Scott is also a director of Peter Kiewit Sons' Inc., Berkshire Hathaway and Valmont Industries, Inc. Mr. Scott previously served as Chairman of the Board of Directors of Level 3 Communications, Inc., a successor to certain businesses of Peter Kiewit Sons' Inc., until 2014. Mr. Scott has significant experience and financial expertise as a past chief executive officer and as a director of both public and private corporations and as chairman of a major charitable foundation.

MARC D. HAMBURG, 67, Director. Mr. Hamburg has been a director of BHE since 2000 and has been Chief Financial Officer of Berkshire Hathaway for more than five years. Mr. Hamburg has been Senior Vice President of Berkshire Hathaway since 2008 and was a Vice President of Berkshire Hathaway from 1992 to 2008. Mr. Hamburg was Berkshire Hathaway's Treasurer from 1987 to 2010. Mr. Hamburg is also a director of Precision Castparts Corp. Mr. Hamburg has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury and tax functions.

Board's Role in the Risk Oversight Process

BHE's Board of Directors is comprised of a combination of BHE senior management, Berkshire Hathaway senior executives and BHE owners who have direct and indirect responsibility for the management and oversight of risk. BHE's Board of Directors has not established a separate risk management and oversight committee.

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

PACIFICORP

PacifiCorp is an indirect subsidiary of BHE, and its directors consist of executive management from both BHE and PacifiCorp. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. There are no family relationships among the executive officers, nor any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of February 17, 2017, with respect to the current directors and executive officers of PacifiCorp:

GREGORY E. ABEL, 54, Chairman of the Board of Directors and Chief Executive Officer of PacifiCorp since 2006. Mr. Abel has been BHE's Chairman of the Board of Directors since 2011, Chief Executive Officer since 2008, director since 2000 and President since 1998. Mr. Abel joined BHE in 1992 and has extensive executive management experience in the energy industry with strong regulatory and operational skills, including international experience. Mr. Abel also serves as a Director and Vice Chairman of Edison Electric Institute, an association of U.S. investor-owned electric companies, and AEGIS Insurance Services, Inc., a mutual insurance company, and serves on the Board of Directors for The Kraft Heinz Company and Nuclear Electric Insurance Limited, a mutual insurance company of nuclear power facilities.

STEFAN A. BIRD, 50, President and Chief Executive Officer of Pacific Power and director of PacifiCorp since 2015. Mr. Bird was Senior Vice President, Commercial and Trading, of PacifiCorp Energy from 2007 to 2014. Mr. Bird joined BHE in 1998 and has significant operational, public policy and leadership experience in the energy industry, including expertise in energy supply management, resource acquisition and federal and state regulatory matters.

CINDY A. CRANE, 55, President and Chief Executive Officer of Rocky Mountain Power since 2014 and director of PacifiCorp since 2015. Ms. Crane was Vice President of Interwest Mining Company, a subsidiary of PacifiCorp, from 2009 to 2014. Ms. Crane joined PacifiCorp in 1990 and has significant strategy, operational and leadership experience in the energy industry, including complex commercial negotiations.

PATRICK J. GOODMAN, 50, Director. Mr. Goodman has been a director of PacifiCorp since 2006 and Executive Vice President and Chief Financial Officer of BHE since 2012. Mr. Goodman was Senior Vice President and Chief Financial Officer of BHE from 1999 to 2012. Mr. Goodman joined BHE in 1995 and has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury and tax functions. Mr. Goodman is also a manager of MidAmerican Funding, LLC.

NATALIE L. HOCKEN, 47, Director. Ms. Hocken has been a director of PacifiCorp since 2007 and Senior Vice President and General Counsel of BHE since 2015. Ms. Hocken was Senior Vice President, Transmission and System Operations of PacifiCorp from 2012 to 2015 and Vice President and General Counsel of Pacific Power from 2007 to 2012. Ms. Hocken joined PacifiCorp in 2002 and has significant experience in the utility industry, including expertise in transmission, legal matters and federal and state regulatory matters. Ms. Hocken is also a manager of MidAmerican Funding, LLC.

NIKKI L. KOBLIHA, 44, Director. Ms. Kobliha has been a director since 2017, Vice President and Chief Financial Officer of PacifiCorp since 2015 and Treasurer since 2017. Ms. Kobliha joined PacifiCorp in 1997 and has held various finance positions within PacifiCorp.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2016, and as of the date of this Annual Report on Form 10-K, PacifiCorp's Board of Directors did not have an audit committee. PacifiCorp is not required to have an audit committee as its common stock is indirectly and wholly owned by BHE. However, the audit committee of BHE acts as the audit committee for PacifiCorp.

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

BHE's criteria for assessing executive performance and determining compensation in any year is inherently subjective and is not based upon specific formulas or weighting of factors. BHE does not specifically use other companies as benchmarks when establishing its NEOs' compensation. However, the Compensation Committee reviews peer company data when making annual base salary and incentive recommendations for the Chairman and CEO. The peer companies for 2016 were American Electric Power Company, Inc., Consolidated Edison, Inc., Dominion Resources, Inc., Duke Energy Corporation, Edison International, Entergy Corporation, Exelon Corporation, FirstEnergy Corp., NextEra Energy, Inc., PG&E Corporation, PPL Corporation, Public Service Enterprise Group Incorporated, Sempra Energy, The Southern Company and Xcel Energy Inc.

BHE engages the compensation practice of Willis Towers Watson PLC, or Willis Towers Watson, to research and document the peer company data to be reviewed by the Compensation Committee when making annual base salary and incentive recommendations for the Chairman and CEO. The fee paid to Willis Towers Watson for this service was $4,434 in 2016. BHE also engages Willis Towers Watson to provide other services unrelated to executive compensation, including actuarial, administration and consulting services related to BHE's retirement plans. These services are approved by senior management and the aggregate fees paid to Willis Towers Watson for these services were $2,705,875 in 2016. BHE's Board of Directors is not involved in the selection or approval of Willis Towers Watson for these services.

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

The Chairman and CEO makes recommendations regarding the other NEOs' base salaries, and the Compensation Committee sets the Chairman and CEO's base salary. All merit increases are approved by the Compensation Committee and take effect on January 1 of each year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. Base salaries for all NEOs increased on average by 1.56% effective January 1, 2016. There were no base salary changes for BHE's NEOs during the year after the January 1, 2016 merit increase.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate goals while also providing NEOs with competitive total cash compensation.

Performance Incentive Plan

Under BHE's Performance Incentive Plan, or PIP, all NEOs are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis and is not based on a specific formula or cap. A variety of factors are considered in determining each NEO's annual incentive award including the NEO's performance, BHE's overall performance and each NEO's contribution to that overall performance. An individual NEO's performance is evaluated using financial and non-financial principles, including customer service; operational excellence; financial strength; employee commitment and safety; environmental respect; and regulatory integrity, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to the determination of the amounts paid to each NEO under the PIP for 2016. The Chairman and CEO recommends annual incentive awards for the other NEOs to the Compensation Committee prior to the last committee meeting of each year, held in the fourth quarter. The Compensation Committee determines the Chairman and CEO's award, which is based on BHE's overall performance and direction and is not based on the performance of any specific subsidiary. If approved by the Compensation Committee, awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the PIP, BHE may grant cash performance awards periodically during the year to one or more NEOs to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by the Chairman and CEO, as delegated by the Compensation Committee. In December 2016, an award was granted to Mr. Goodman and Ms. Hocken in recognition of their outstanding efforts. Although Mr. Abel is eligible for performance awards, he has not been granted an award in the past five years.

Long-Term Incentive Compensation

The objective of long-term incentive compensation is to retain NEOs, reward their exceptional performance and motivate them to create long-term, sustainable value. BHE's current long-term incentive compensation program is cash-based. BHE has not issued stock options or other forms of equity-based awards since March 2000.

Long-Term Incentive Partnership Plan

The Berkshire Hathaway Energy Company Long-Term Incentive Partnership Plan, or LTIP, is designed to retain key employees and to align BHE's interests and the interests of the participating employees. Mr. Goodman and Ms. Hocken participate in this plan, while BHE's Chairman and CEO does not. BHE's LTIP provides for annual discretionary awards based upon significant accomplishments by the individual participants and the achievement of the financial and non-financial objectives previously described. The goals are developed with the objective of being attainable with a sustained, focused and concerted effort and are determined and communicated by January of each plan year. The Chairman and CEO approves eligibility to participate in the plan and the amount of the incentive award. Awards are capped at 1.0 times base salary and finalized in the first quarter of the following year. The Chairman and CEO may grant a supplemental award to any participant for the award year separate from the incentive award subject to the same terms and conditions as the incentive award. These cash-based awards are subject to mandatory deferral and equal annual vesting over a four-year period starting in the performance year. Participants allocate the value of their deferral accounts among various investment alternatives. Gains or losses may be incurred based on investment performance. Participating NEOs may elect to defer all or a part of the award or receive payment in cash after the four-year mandatory deferral and vesting period. Vested balances (including any investment gains or losses thereon) of terminating participants are paid at the time of termination.

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

Deferred Compensation Plan

The Berkshire Hathaway Energy Company Executive Voluntary Deferred Compensation Plan, or the DCP, provides a means for all NEOs to make voluntary deferrals of up to 50% of base salary and 100% of short-term incentive compensation awards. BHE includes the DCP as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package. The deferrals and any investment returns grow on a tax-deferred basis. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of various investment options offered under the DCP and selected by the participant. The plan allows participants to choose from three forms of distribution. The plan permits BHE to make discretionary contributions on behalf of participants; however, BHE has not made contributions to date.

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

Warren E. Buffett
Walter Scott, Jr.

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of BHE's NEOs during the years indicated:

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
Name and				Incentive	Deferred	All
Principal		Base		Plan	Compensation	Other
Position	Year	Salary	Bonus(1)	Compensation	Earnings(2)	Compensation(3)	Total(4)

Gregory E. Abel, Chairman, President	2016	$1,000,000	$15,000,000	$—	$1,377,000	$141,227	17,518,227
and Chief Executive Officer	2015	1,000,000	11,500,000	28,000,000	—	267,944	40,767,944
	2014	1,000,000	11,500,000	12,000,000	2,625,000	450,612	27,575,612

Patrick J. Goodman, Executive Vice	2016	470,000	2,076,308	—	756,000	47,035	3,349,343
President and Chief Financial	2015	460,000	1,672,101	—	—	57,451	2,189,552
Officer	2014	450,000	1,717,600	—	1,146,000	46,413	3,360,013

Natalie L. Hocken, Senior Vice	2016	410,000	1,286,748	—	7,000	30,498	1,734,246
President and General Counsel(5)	2015	313,636	810,090	—	—	30,339	1,154,065

(1)
Consists of annual cash incentive awards earned pursuant to the PIP for BHE's NEOs, performance awards earned related to non-routine projects, and the vesting of LTIP awards and associated vested earnings. The breakout for 2016 is as follows:

			LTIP
		Performance	Vested	Vested
	PIP	Award	Awards	Earnings	Total

Gregory E. Abel	$15,000,000	$—	$—	$—	$—
Patrick J. Goodman	500,000	430,000	945,000	201,308	1,146,308
Natalie L. Hocken	375,000	215,000	450,747	246,001	696,748

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. Net income, the net income target goal and the matrix below were used in determining the gross amount of the LTIP award available to the participants. Net income for determining the award and the award itself are subject to discretionary adjustment by the Chairman and CEO and Compensation Committee. In 2016, the gross award was determined based on the overall achievement of BHE's financial and non-financial objectives.

Net Income	Award

Less than or equal to net income target goal	None
Exceeds net income target goal	33.33% of excess

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which include BHE's cash balance and SERP, as applicable. Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and are as of December 31, 2016. No participant in BHE's DCP earned "above-market" or "preferential" earnings on amounts deferred.

(3)
Amounts consist of 401(k) contributions BHE paid on behalf of the NEOs, as well as perquisites and other personal benefits related to life insurance premiums, the personal use of corporate aircraft and financial planning and tax preparation that BHE paid on behalf of Messrs. Abel and Goodman. The personal use of corporate aircraft represents BHE's incremental cost of providing this personal benefit determined by applying the percentage of flight hours used for personal use to BHE's incremental expenses incurred from operating its corporate aircraft, partially offset by reimbursed costs by the NEO. All other compensation is based upon amounts paid by BHE.

Items required to be reported and quantified are as follows: Mr. Abel - personal use of corporate aircraft of $73,764, life insurance premiums paid of $44,490 and 401(k) contributions of $12,773; Mr. Goodman - 401(k) contributions of $29,998; and Ms. Hocken - 401(k) contributions of $29,998.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the summary compensation table.

(5)
Ms. Hocken was named Senior Vice President and General Counsel effective July 10, 2015. Ms. Hocken was previously the Senior Vice President, Transmission and System Operations at PacifiCorp, an indirect, wholly owned subsidiary of BHE's.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of BHE's NEOs as of December 31, 2016:

		Number of
		years	Present value	Payments
		credited	of accumulated	during last
Name	Plan name	service(1)	benefit(2)	fiscal year

Gregory E. Abel	SERP	n/a	$11,648,000	$—
	MidAmerican Energy Company Retirement Plan	18 years	326,000	—

Patrick J. Goodman	SERP	22 years	4,055,000	—
	MidAmerican Energy Company Retirement Plan	10 years	195,000	—

Natalie L. Hocken	PacifiCorp Retirement Plan	7 years	102,000	—

(1)	Mr. Goodman's credited years of service, for purposes of the SERP only, includes 18 years of service with BHE and four additional years of imputed service from a predecessor company.

(2)
Amounts are computed using assumptions consistent with those used in preparing the related pension disclosures in Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and are as of December 31, 2016, which is the measurement date for the plans. The present value of accumulated benefits for the SERP was calculated using the following form of payment assumptions: (1) Mr. Abel - a 100% joint and survivor annuity and (2) Mr. Goodman - a 66 2/3% joint and survivor annuity. The present value of accumulated benefits for the MidAmerican Energy Company Retirement Plan was calculated using a 90% lump sum payment and a 10% single life annuity. The present value assumptions used in calculating the present value of accumulated benefits for both the SERP and the MidAmerican Energy Company Retirement Plan were as follows: a cash balance interest crediting rate of 1.44% in 2017 and 2018 and 2.10% thereafter; a cash balance conversion rate of 4.10% in 2016 and thereafter; a discount rate of 4.10%; an expected retirement age of 65; and postretirement mortality and cash balance conversion mortality based on the RP-2014 mortality tables, translated to 2011 using scale MP-2014 and loaded 3% for credibility-weighted experience, with custom RPEC-2016 generational improvements.

The present value of accumulated benefits for the PacifiCorp Retirement Plan was calculated using the following assumptions: 50% lump sum payment, 35% joint and 100% survivor annuity and 15% single life annuity; a discount rate of 4.05%; an expected retirement age of 65; postretirement mortality and lump sum conversion mortality based on the RP-2014 mortality tables, translated to 2011 using scale MP-2014 and loaded 3% for credibility-weighted experience, with custom RPEC-2014 generational improvements.

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

Under the MidAmerican Energy Company Retirement Plan, each NEO (except Ms. Hocken, who participated in the PacifiCorp Retirement Plan through December 31, 2015) has an account, for record-keeping purposes only, to which credits are allocated annually based upon a percentage of the NEO's base salary and incentive paid in the plan year. In addition, all balances in the accounts of NEOs earn a fixed rate of interest that is credited annually. The interest rate for a particular year is based on the one-year constant maturity Treasury yield plus seven-tenths of one percentage point. Each NEO is vested in the MidAmerican Energy Company Retirement Plan. At retirement, or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the NEO in the form of a lump sum or an annuity.

In 2008, non-union employee participants in the MidAmerican Energy Company Retirement Plan and the PacifiCorp Retirement Plan were offered the option to continue to receive pay credits in the MidAmerican Energy Company Retirement Plan and the PacifiCorp Retirement Plan or receive equivalent fixed contributions to the MidAmerican Energy Company Retirement Savings Plan and the PacifiCorp K Plus Employee Savings Plan, or 401(k) plans, with any such election becoming effective January 1, 2009. Mr. Goodman and Ms. Hocken elected the equivalent fixed 401(k) contribution option and, therefore, no longer receive pay credits in the MidAmerican Energy Company Retirement Plan and the PacifiCorp Retirement Plan; however, they each continue to receive interest credits.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of BHE's NEOs as of December 31, 2016:

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	balance as of
	contributions	contributions	earnings	withdrawals/	December 31,
Name	in 2016(1)	in 2016	in 2016	distributions	2016

Gregory E. Abel	$—	$—	$197,944	$(374,059)	$2,061,061

Patrick J. Goodman	—	—	142,535	—	1,624,365

Natalie L. Hocken	—	—	115,240	(71,828)	1,379,287

(1)
Excludes the value of 10,041 shares of BHE common stock reserved for issuance to Mr. Abel. Mr. Abel deferred the right to receive the value of these shares pursuant to a legacy nonqualified deferred compensation plan.

Eligibility for BHE's DCP is restricted to select management and highly compensated employees. The plan provides tax benefits to eligible participants by allowing them to defer compensation on a pretax basis, thus reducing their current taxable income. Deferrals and any investment returns grow on a tax-deferred basis, thus participants pay no income tax until they receive distributions. The DCP permits participants to make a voluntary deferral of up to 50% of base salary and 100% of short-term incentive compensation awards. All deferrals are net of social security taxes. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of various investment alternatives offered by the plan and selected by the participant. Gains or losses are calculated daily, and returns are posted to accounts based on participants' fund allocation elections. Participants can change their fund allocations as of the end of any day on which the market is open.

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

Ms. Hocken does not have an employment agreement. Where a NEO does not have an employment agreement, or in the event that the agreements for Messrs. Abel and Goodman do not address an issue, payments upon termination are determined by the applicable plan documents and BHE's general employment policies and practices as discussed below. The following discussion provides further detail on post-termination payments.

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

Payments made in accordance with the employment agreement are contingent on Mr. Abel complying with the confidentiality and post-employment restrictions described therein. The term of the agreement effectively expires on August 6, 2021, and is extended automatically for additional one year terms thereafter subject to Mr. Abel's election to decline renewal at least 365 days prior to the August 6 that is four years prior to the current expiration date (or by August 6, 2017, for the agreement not to extend to August 6, 2022).

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, including 401(k) and nonqualified deferred compensation account balances and those portions of life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2016, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive	Insurance(2)	Pension(3)	Continuation(4)	Other Taxes(5)

Retirement, Voluntary and Involuntary	$—	$—	$—	$8,452,000	$—	$—
With Cause

Involuntary Without Cause, Disability and	28,500,000	—	—	8,452,000	85,491	—
Voluntary With Good Reason

Death	28,500,000	—	1,825,824	7,733,000	85,491	—

(1)	The cash severance payments are determined in accordance with Mr. Abel's employment agreement.

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

Payments made in accordance with the employment agreement are contingent on Mr. Goodman complying with the confidentiality and post-employment restrictions described therein. The term of the agreement expires on April 21, 2018, but is extended automatically for additional one year terms thereafter subject to Mr. Goodman's election to decline renewal at least 365 days prior to the then current expiration date or termination.

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, including 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments, life insurance benefits and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2016, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance(1)	Incentive(2)	Insurance(3)	Pension(4)	Continuation(5)	Other Taxes(6)

Retirement and Voluntary	$—	$—	$—	$2,077,000	$—	$—

Involuntary With Cause	—	—	—	—	—	—

Involuntary Without Cause and Voluntary	4,360,000	—	—	2,077,000	24,239	—
With Good Reason

Death	4,360,000	1,747,885	892,388	2,892,000	24,239	—

Disability	4,360,000	1,747,885	—	3,534,000	24,239	—

(1)	The cash severance payments are determined in accordance with Mr. Goodman's employment agreement.

(2)	Amounts represent the unvested portion of Mr. Goodman's LTIP account, which becomes 100% vested upon his death or disability.

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

Natalie L. Hocken

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, including 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments and cash balance pension amounts that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2016, and are payable as lump sums unless otherwise noted.

	Cash		Life		Benefits	Excise and
Termination Scenario	Severance	Incentive(1)	Insurance	Pension(2)	Continuation	Other Taxes

Retirement, Voluntary and Involuntary With or	$—	$—	$—	$6,000	$—	$—
Without Cause

Death and Disability	—	1,055,675	—	6,000	—	—

(1)	Amounts represent the unvested portion of Ms. Hocken's LTIP account, which becomes 100% vested upon her death or disability.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits Table.

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

Discussion and Analysis of Specific Compensation Elements

Base Salary

PacifiCorp determines base salaries for all of its NEOs, other than Mr. Abel, by reviewing its overall performance, and each NEO's performance, the value each NEO brings to PacifiCorp and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO, other than Mr. Abel, is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. All merit increases are approved by Mr. Abel and take effect in the last payroll period of each year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. For 2016, base salaries for all NEOs, other than Mr. Abel, increased on average by 2.3% effective December 26, 2015, reflecting merit increases.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate and business unit goals while also providing NEOs with competitive total cash compensation.

Annual Incentive Plan

Under PacifiCorp's Annual Incentive Plan, or AIP, all NEOs, other than Mr. Abel, are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis at Mr. Abel's sole discretion and is not based on a specific formula or cap. Mr. Abel considers a variety of factors in determining each NEO's annual incentive award including the NEO's performance, PacifiCorp's overall performance and each NEO's contribution to that overall performance. Mr. Abel evaluates performance using financial and non-financial objectives, including customer service, employee commitment and safety, environmental respect, regulatory integrity, operational excellence and financial strength, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to Mr. Abel's determination regarding the amounts paid to each NEO under the AIP for 2016. Approved awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the AIP, PacifiCorp may grant cash performance awards periodically during the year to one or more NEOs, other than Mr. Abel, to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by Mr. Abel. In December 2016, a cash performance award was granted to Messrs. Bird and Reiten and Ms. Crane in recognition of their outstanding efforts.

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

Gregory E. Abel

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of PacifiCorp's NEOs during the years indicated:

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
Name and Principal Position	Year	Base Salary	Bonus (1)	Earnings (2)	Compensation (3)	Total (4)

Gregory E. Abel (5)	2016	$—	$—	$—	$—	$—
Chairman and	2015	—	—	—	—	—
Chief Executive Officer	2014	—	—	—	—	—

Stefan A. Bird	2016	338,000	738,784	629	13,958	1,091,371
President and Chief Executive	2015	313,275	844,634	13,201	12,614	1,183,724
Officer, Pacific Power	2014	—	—	—	—	—

Cindy A. Crane	2016	338,000	758,248	35,752	15,841	1,147,841
President and Chief Executive	2015	324,028	758,656	8,589	13,429	1,104,702
Officer, Rocky Mountain Power	2014	224,538	580,950	79,542	73,838	958,868

R. Patrick Reiten	2016	344,007	1,058,240	—	26,809	1,429,056
President and Chief Executive	2015	330,000	898,935	—	25,864	1,254,799
Officer, PacifiCorp Transmission	2014	320,000	1,167,125	822	25,980	1,513,927

Nikki L. Kobliha	2016	203,900	143,004	9,728	29,585	386,217
Vice President, Chief Financial Officer, and Treasurer	2015	177,384	91,758	—	27,253	296,395
	2014	—	—	—	—	—

(1)
Consists of annual cash incentive awards earned pursuant to the AIP for PacifiCorp's NEOs, performance awards for Messrs. Bird, Reiten and Crane in recognition of efforts to support PacifiCorp's objectives and the vesting of LTIP awards and associated vested earnings. The breakout for 2016 is as follows:

			LTIP
		Performance	Vested	Vested
	AIP	Award	Awards	Earnings	Total
Stefan A. Bird	$304,000	$34,000	$378,722	$22,062	$400,784
Cindy A. Crane	304,000	34,000	318,484	101,764	420,248
R. Patrick Reiten	304,000	16,000	477,500	260,739	738,239
Nikki L. Kobliha	121,100	—	21,750	154	21,904

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. BHE's Chairman and PacifiCorp's Presidents establish the award categories for determining LTIP awards based on net income target goals or other criteria. In 2016, the gross award was subjectively determined at the discretion of the BHE Chairman and PacifiCorp Presidents based on the overall achievement of PacifiCorp's financial and non-financial objectives including customer service, employee commitment and safety, environmental respect, regulatory integrity, operational excellence and financial strength.

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which includes the Retirement Plan. Refer to the Pension Benefits table below for a discussion of the assumptions used in calculating these amounts. No participant in PacifiCorp's nonqualified deferred compensation plans earned "above market" or "preferential" earnings on amounts deferred. Negative amounts for the change in pension value not reported in the Summary Compensation Table are as follows: Mr. Reiten $(651).

(3)
Amounts consist of PacifiCorp K Plus Employee Savings Plan, or 401(k) Plan, contributions PacifiCorp paid on behalf of the NEOs, except for Mr. Bird and Ms. Crane for whom PacifiCorp also includes an amount paid to her as a tax gross-up with respect to a personal benefit with a value less than $10,000.

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

(6)	Mr. Reiten resigned as a director and officer of PacifiCorp effective December 31, 2016.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of PacifiCorp's NEOs as of December 31, 2016:

		Number of years of	Present value of
Name	Plan name	credited service	accumulated benefits (1)

Gregory E. Abel	n/a	n/a	n/a
Stefan A. Bird	Retirement	10 years	$167,745
Cindy A. Crane	Retirement	21 years	433,558
R. Patrick Reiten	Retirement	2 years	16,124
Nikki L. Kobliha	Retirement	12 years	105,491

(1)
Amounts are computed using assumptions, other than the expected retirement age, consistent with those used in preparing the related pension disclosures in the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K and are as of December 31, 2016, which is the measurement date for the plans. The expected retirement age assumption has been determined in accordance with Instruction 2 to Item 402(h)(2) of Regulation S-K. For the Retirement Plan calculations of the present value of accumulated benefits, the following assumptions were used: 50% lump sum payment; 35% joint and 100% survivor annuity; and 15% single life annuity. The present value assumptions used in calculating the present value of accumulated benefits for the Retirement Plan were as follows: a discount rate of 4.05%; an expected retirement age of 65; postretirement mortality using the RP-2014 gender specific tables, adjusted for BHE credibility weighted experience, translated to 2011 using MP-2014. 2012 rates were used for MP-2016 and generational mortality improvements from 2012 forward were based on the custom RPEC 2016 model; a lump sum interest rate of 4.05%; and lump sum mortality same as postretirement mortality; blended 50% male and 50% female.

Historically, PacifiCorp has adopted the Retirement Plan for the majority of its employees, other than employees subject to collective bargaining agreements that do not provide for coverage under the Retirement Plan. Through May 31, 2007, participants earned benefits at retirement payable for life based on length of service through May 31, 2007 and average pay in the 60 consecutive months of highest pay out of the 120 months prior to May 31, 2007. Pay for this purpose included base salary and annual incentive plan payments up to 10% of base salary, but was limited to the amounts specified in Internal Revenue Code Section 401(a)(17). Benefits were based on 1.3% of final average pay plus 0.65% of final average pay in excess of covered compensation (as defined in Internal Revenue Code Section 401(1)(5)(E)) multiplied by years of service.

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

In 2008, non-union employee participants in the Retirement Plan were offered the option to continue to receive pay credits in the Retirement Plan or receive equivalent fixed contributions to the 401(k) Plan with any such election becoming effective January 1, 2009. Mr. Reiten and Ms. Kobliha elected the equivalent fixed 401(k) contribution option and, therefore, no longer receive pay credits in the Retirement Plan; however, they each continue to receive interest credits. Mr. Bird and Ms. Crane elected to continue to receive pay credits in the Retirement Plan.

In 2017, the Retirement Plan was frozen for the remainder of the non-union employees (which include Mr. Bird and Ms. Crane). Pay credits equivalent to those received in the Retirement Plan will be allocated into the K Plus Employee Savings Plan.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of PacifiCorp's NEOs as of December 31, 2016:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings	withdrawals/	balance as of
Name	in 2016 (1)	in 2016	in 2016	distributions	December 31, 2016 (2)

Gregory E. Abel	$—	$—	$—	$—	$—
Stefan A. Bird	—	—	—	—	—
Cindy A. Crane	579,864	—	212,289	—	2,584,801
R. Patrick Reiten		—	125,416	(493,537)	836,789
Nikki L. Kobliha	—	—	—	—	—

(1)
The executive contribution amount shown for Ms. Crane represents a deferral of $338,000 of her 2016 compensation and her 2012 LTIP award which was deferred in 2016. The $338,000 deferred compensation and $67,107 of the deferred LTIP award are included in the 2016 total compensation reported for her in the Summary Compensation Table and are not additional compensation. The remaining 2012 LTIP award was earned prior to 2016.

(2)	The aggregate balance as of December 31, 2016 shown for Ms. Crane includes $35,397 of compensation previously reported in 2014 in the Summary Compensation Table.
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

The following table sets forth the estimated enhancements to payments pursuant to the termination scenarios indicated for PacifiCorp's NEOs. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2016 and are payable as lump sums unless otherwise noted.

Termination Scenario	Incentive (1)	Pension (2)

Gregory E. Abel:
Retirement, Voluntary and Involuntary With or Without Cause	$—	$—
Death and Disability	—	—
Stefan A. Bird:
Retirement, Voluntary and Involuntary With or Without Cause	—	54,565
Death and Disability	673,062	54,565
Cindy A. Crane:
Retirement, Voluntary and Involuntary With or Without Cause	—	24,904
Death and Disability	698,395	24,904
R. Patrick Reiten:
Retirement, Voluntary and Involuntary With or Without Cause	—	3,782
Death and Disability	775,891	3,782
Nikki L. Kobliha:
Retirement, Voluntary and Involuntary With or Without Cause	—	3,359
Death and Disability	43,480	3,359

(1)	Amounts represent the unvested portion of each NEO's LTIP account, which becomes 100% vested upon death or disability.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits table.

Director Compensation

PacifiCorp's directors do not receive additional compensation for service as directors of PacifiCorp. Compensation information for Messrs. Abel, Bird and Reiten and Ms. Crane for their services as executive officers of PacifiCorp is described above. Compensation information for Messrs. Anderson and Goodman and Ms. Hocken is described in Berkshire Hathaway Energy's Item 11 in this Annual Report on Form 10-K. Ms. Kelly is an executive officer at BHE, but not a named executive officer of BHE. Ms. Kelly resigned as a member of the board of directors of PacifiCorp effective December 31, 2016. Mr. Reiten resigned as a director and officer of PacifiCorp effective December 31, 2016. Mr. Douglas L. Anderson resigned as a member of the board of directors of PacifiCorp effective January 13, 2017.

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

MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BERKSHIRE HATHAWAY ENERGY

Beneficial Ownership

BHE is a consolidated subsidiary of Berkshire Hathaway. The balance of BHE's common stock is owned by Mr. Scott (along with family members and related entities) and Mr. Abel. The following table sets forth certain information regarding beneficial ownership of BHE's shares of common stock held by each of its directors, executive officers and all of its directors and executive officers as a group as of February 17, 2017:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Of Class(2)

Berkshire Hathaway(3)	69,602,161	90.0%
Walter Scott, Jr.(4)	4,100,000	5.3%
Gregory E. Abel	740,961	1.0%
Natalie L. Hocken	—	—
Warren E. Buffett(3)(5)	—	—
Patrick J. Goodman	—	—
Marc D. Hamburg(3)(5)	—	—
All directors and executive officers as a group (6 persons)	4,840,961	6.3%

(1)	Unless otherwise indicated, each address is c/o Berkshire Hathaway Energy Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

(2)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(3)	Such beneficial owner's address is 1440 Kiewit Plaza, Omaha, Nebraska 68131.

(4)
Excludes 2,913,022 shares held by family members and family trusts and corporations, or Scott Family Interests, as to which Mr. Scott disclaims beneficial ownership. Mr. Scott's address is 1000 Kiewit Plaza, Omaha, Nebraska 68131.

(5)	Excludes 69,602,161 shares of common stock held by Berkshire Hathaway as to which Messrs. Buffett and Hamburg disclaim beneficial ownership.

The following table sets forth certain information regarding beneficial ownership of Class A and Class B shares of Berkshire Hathaway's common stock held by each of BHE's directors, executive officers and all of its directors and executive officers as a group as of February 17, 2017:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage Of Class(2)

Walter Scott, Jr.(3)(4)
Class A	100	*
Class B	—	—
Gregory E. Abel(4)
Class A	5	*
Class B	2,363	*
Natalie L. Hocken
Class A	—	—
Class B	—	—
Warren E. Buffett(5)
Class A	295,161	38.1%
Class B	79,345	*
Patrick J. Goodman
Class A	5	*
Class B	786	*
Marc D. Hamburg(5)
Class A	—	—
Class B	—	—
All directors and executive officers as a group (6 persons)
Class A	295,271	38.1%
Class B	82,494	*

*    Indicates beneficial ownership of less than one percent of all outstanding shares.

(1)	Unless otherwise indicated, each address is c/o Berkshire Hathaway Energy Company at 666 Grand Avenue, 29th Floor, Des Moines, Iowa 50309.

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

(4)
In accordance with a shareholders' agreement, as amended on December 7, 2005, based on an assumed value for BHE's common stock and the closing price of Berkshire Hathaway common stock on February 17, 2017, Mr. Scott and the Scott Family Interests and Mr. Abel would be entitled to exchange their shares of BHE common stock for either 15,255 and 1,612, respectively, shares of Berkshire Hathaway Class A stock or 22,881,664 and 2,417,563, respectively, shares of Berkshire Hathaway Class B stock. Assuming an exchange of all available BHE shares into either Berkshire Hathaway Class A shares or Berkshire Hathaway Class B shares, Mr. Scott and the Scott Family Interests would beneficially own 1.9% of the outstanding shares of Berkshire Hathaway Class A stock or 1.7% of the outstanding shares of Berkshire Hathaway Class B stock, and Mr. Abel would beneficially own less than 1% of the outstanding shares of either class of stock.

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

PACIFICORP

Beneficial Ownership

PacifiCorp is a consolidated subsidiary of BHE. PacifiCorp's common stock is indirectly owned by BHE, 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580. BHE is a consolidated subsidiary of Berkshire Hathaway that, as of February 17, 2017, owns 90.0% of BHE's common stock. The balance of BHE's common stock is owned by Walter Scott, Jr. (along with family members and related entities), a member of BHE's Board of Directors, and Gregory E. Abel, PacifiCorp's Chairman and Chief Executive Officer.

None of PacifiCorp's executive officers or directors owns shares of its preferred stock. The following table sets forth certain information regarding the beneficial ownership of BHE's common stock and the Class A and Class B shares of Berkshire Hathaway common stock held by each of PacifiCorp's directors, executive officers and all of its directors and executive officers as a group as of February 17, 2017:

	BHE		Berkshire Hathaway
	Common Stock		Class A Common Stock		Class B Common Stock
Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)

Gregory E. Abel (2)	740,961	1.0%	5	*	2,363	*
Stefan A. Bird	—	—	—	—	—	—
Cindy A. Crane	—	—	—	—	—	—
Patrick J. Goodman	—	—	5	*	786	*
Natalie L. Hocken	—	—	—	—	—	—
Nikki L. Kobliha	—	—	—	—	—	—
All executive officers and directors as a group (6 persons)	740,961	1.0%	10	*	3,149	*

*    Indicates beneficial ownership of less than one percent of all outstanding shares.

(1)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

(2)
In accordance with a shareholders' agreement, as amended on December 7, 2005, based on an assumed value for BHE's common stock and the closing price of Berkshire Hathaway common stock on February 17, 2017, Mr. Abel would be entitled to exchange his shares of BHE common stock for either 1,612 shares of Berkshire Hathaway Class A stock or 2,417,563 shares of Berkshire Hathaway Class B stock. Assuming an exchange of all available BHE shares into either Berkshire Hathaway Class A shares or Berkshire Hathaway Class B shares, Mr. Abel would beneficially own less than 1% of the outstanding shares of either class of stock.

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

As of December 31, 2016 and 2015, certain Berkshire Hathaway subsidiaries held variable-rate junior subordinated debentures due from BHE totaling $0.9 billion and $2.9 billion, respectively. Principal repayments on these securities totaled $2.0 billion and $850 million during 2016 and 2015, respectively, and interest expense on these securities totaled $65 million and $104 million during 2016 and 2015, respectively.

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

Director Independence

Because PacifiCorp's common stock is indirectly, wholly owned by BHE and its Board of Directors consists of BHE and PacifiCorp employees, PacifiCorp is not required to have independent directors or audit, nominating or compensation committees consisting of independent directors.

Based on the standards of the New York Stock Exchange LLC, on which the common stock of PacifiCorp's ultimate parent company, Berkshire Hathaway, is listed, PacifiCorp's Board of Directors has determined that none of its directors are considered independent because of their employment by BHE or PacifiCorp.

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

The following table shows the fees paid or accrued by each Registrant for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	Berkshire
	Hathaway		MidAmerican	MidAmerican	Nevada	Sierra
	Energy	PacifiCorp	Funding	Energy	Power	Pacific
2016
Audit fees(1)	$9.1	$1.5	$1.2	$1.1	$0.9	$1.1
Audit-related fees(2)	0.8	0.2	0.2	0.2	—	—
Tax fees(3)	0.1	—	—	—	—	—
Total	$10.0	$1.7	$1.4	$1.3	$0.9	$1.1

2015
Audit fees(1)	$9.3	$1.7	$1.2	$1.1	$0.9	$0.9
Audit-related fees(2)	0.9	0.3	0.2	0.1	—	—
Tax fees(3)	0.1	—	—	—	—	—
Total	$10.3	$2.0	$1.4	$1.2	$0.9	$0.9

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(i) Financial Statements

	The financial statements of all Registrants are included in their respective Item 8 of this Form 10-K.	84

	(ii) Financial Statement Schedules

	BHE Parent Company Only Condensed Financial Statements (Schedule I)	400
	BHE Valuation and Qualifying Accounts (Schedule II)	405
	MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)	406
	MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)	410
	MidAmerican Energy Company Valuation and Qualifying Accounts (Schedule II)	414
	MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries; Consolidated Valuation and Qualifying Accounts (Schedule II)	415

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.	439

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

	MHC Inc. Consolidated Financial Statements	416

Schedule I

Berkshire Hathaway Energy Company
Parent Company Only
Condensed Balance Sheets
As of December 31,
(Amounts in millions)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$33	$23
Accounts receivable	21	16
Notes receivable - affiliate	105	—
Income tax receivable	—	167
Other current assets	2	2
Total current assets	161	208

Investments in subsidiaries	33,400	32,505
Other investments	1,338	1,389
Goodwill	1,221	1,221
Other assets	1,171	1,340

Total assets	$37,291	$36,663
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$357	$306
Notes payable - affiliate	194	—
Short-term debt	834	253
Current portion of BHE senior debt	400	—
Total current liabilities	1,785	559

BHE senior debt	7,418	7,814
BHE junior subordinated debentures	944	2,944
Notes payable - affiliate	1,859	1,985
Other long-term liabilities	942	946
Total liabilities	12,948	14,248

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,390	6,403
Retained earnings	19,448	16,906
Accumulated other comprehensive loss, net	(1,511)	(908)
Total BHE shareholders' equity	24,327	22,401
Noncontrolling interest	16	14
Total equity	24,343	22,415

Total liabilities and equity	$37,291	$36,663

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
Berkshire Hathaway Energy Company
Parent Company Only (continued)
Condensed Statements of Operations
For the years ended December 31,
(Amounts in millions)

	2016	2015	2014

Operating costs and expenses:
General and administration	$51	$58	$51
Depreciation and amortization	4	3	3
Total operating costs and expenses	55	61	54

Operating loss	(55)	(61)	(54)

Other income (expense):
Interest expense	(527)	(556)	(476)
Other, net	37	14	4
Total other income (expense)	(490)	(542)	(472)

Loss before income tax benefit and equity income	(545)	(603)	(526)
Income tax benefit	(285)	(330)	(221)
Equity income	2,805	2,646	2,402
Net income	2,545	2,373	2,097
Net income attributable to noncontrolling interest	3	3	2
Net income attributable to BHE shareholders	$2,542	$2,370	$2,095

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
Berkshire Hathaway Energy Company
Parent Company Only (continued)
Condensed Statements of Comprehensive Income
For the years ended December 31,
(Amounts in millions)

	2016	2015	2014

Net income	$2,545	$2,373	$2,097
Other comprehensive loss, net of tax	(603)	(414)	(397)
Comprehensive income	1,942	1,959	1,700
Comprehensive income attributable to noncontrolling interests	3	3	2
Comprehensive income attributable to BHE shareholders	$1,939	$1,956	$1,698

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
Berkshire Hathaway Energy Company
Parent Company Only (continued)
Condensed Statements of Cash Flows
For the years ended December 31,
(Amounts in millions)

	2016	2015	2014

Cash flows from operating activities	$2,760	$2,528	$1,937

Cash flows from investing activities:
Investments in subsidiaries	(1,080)	(1,506)	(4,937)
Purchases of investments	(24)	(36)	(56)
Proceeds from sale of investments	20	47	35
Notes receivable from affiliate, net	(307)	19	(55)
Other, net	(5)	(7)	(7)
Net cash flows from investing activities	(1,396)	(1,483)	(5,020)

Cash flows from financing activities:
Proceeds from BHE senior debt	—	—	1,478
Proceeds from BHE junior subordinated debentures	—	—	1,500
Proceeds from issuance of BHE common stock	—	—	—
Repayments of BHE senior debt	—	—	(250)
Repayments of BHE subordinated debt	(2,000)	(850)	(300)
Common stock purchases	—	(36)	—
Net proceeds from (repayments of) short-term debt	581	(142)	395
Notes payable to affiliate, net	69	4	(30)
Other, net	(4)	(1)	1
Net cash flows from financing activities	(1,354)	(1,025)	2,794

Net change in cash and cash equivalents	10	20	(289)
Cash and cash equivalents at beginning of year	23	3	292
Cash and cash equivalents at end of year	$33	$23	$3

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

Other investments - BHE's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of December 31, 2016 and 2015, the fair value of BHE's investment in BYD common stock was $1,185 million and $1,238 million, respectively, which resulted in a unrealized gain of $953 million and $1,006 million as of December 31, 2016 and 2015, respectively.

Dividends and distributions from subsidiaries - Cash dividends paid to BHE by its subsidiaries for the years ended December 31, 2016, 2015 and 2014 were $3.0 billion, $3.0 billion and $2.3 billion, respectively. In January and February 2017, BHE received cash dividends from its subsidiaries totaling $160 million.

Guarantees and commitments - BHE has issued guarantees up to a maximum of $336 million in support of various obligations of consolidated subsidiaries and commitments to provide equity contributions in support of renewable tax equity investments totaling $288 million.

See the notes to the consolidated BHE financial statements in Part II, Item 8 for other disclosures regarding long-term obligations (Notes 8, 9 and 10) and shareholders' equity (Note 17).

Schedule II
BERKSHIRE HATHAWAY ENERGY COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2016
(Amounts in millions)

	Column B	Column C			Column E
	Balance at	Charged			Balance
Column A	Beginning	to	Acquisition	Column D	at End
Description	of Year	Income	Reserves	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:
Year ended 2016	$31	$39	$—	$(37)	$33
Year ended 2015	37	33	—	(39)	31
Year ended 2014	33	37	—	(33)	37

Reserves Not Deducted From Assets(1):
Year ended 2016	$13	$5	$—	$(5)	$13
Year ended 2015	11	7	—	(5)	13
Year ended 2014	9	12	—	(10)	11

The notes to the consolidated BHE financial statements are an integral part of this financial statement schedule.

(1)	Reserves not deducted from assets relate primarily to estimated liabilities for losses retained by BHE for workers compensation, public liability and property damage claims.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Receivables from affiliates	$2	$2

Investments in and advances to subsidiaries	6,718	6,144

Total assets	$6,720	$6,146

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$7	$7

Payable to affiliate	301	288
Long-term debt	326	326
Total liabilities	634	621

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,407	3,876
Accumulated other comprehensive loss, net	—	(30)
Total member's equity	6,086	5,525

Total liabilities and member's equity	$6,720	$6,146

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Interest expense	$22	$22	$22
Loss before income taxes	(22)	(22)	(22)
Income tax benefit	(9)	(8)	(9)
Equity in undistributed earnings of subsidiaries	545	472	422
Net income	$532	$458	$409

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$532	$458	$409
Total other comprehensive income (loss), net of tax	3	(7)	(12)

Comprehensive income	$535	$451	$397

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014

Net cash flows from operating activities	$(13)	$(13)	$(13)

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities:
Net change in amounts payable to subsidiary	13	13	13
Net cash flows from financing activities	13	13	13

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2016 in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $13 million and $13 million for the years 2016, 2015 and 2014, respectively.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1	$—
Receivables from affiliates	1	1

Receivable from parent	301	288
Investments and nonregulated property, net	12	12
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	5,181	4,724

Total assets	$6,766	$6,295

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$44	$146

Deferred income taxes	4	5
Total liabilities	48	151

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	4,288	3,744
Accumulated other comprehensive loss, net	—	(30)
Total shareholder's equity	6,718	6,144

Total liabilities and shareholder's equity	$6,766	$6,295

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Other income	$1	$1	$2
Income before income taxes	1	1	2
Income tax expense	—	—	1
Equity in undistributed earnings of subsidiaries	544	471	421
Net income	$545	$472	$422

The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$545	$472	$422
Total other comprehensive income (loss), net of tax	3	(7)	(12)

Comprehensive income	$548	$465	$410

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net cash flows from operating activities	$1	$1	$—

Net cash flows from investing activities:
Dividend from subsidiary	—	16	—
Net change in amounts receivable from parent	(13)	(13)	(13)
Other	—	(1)	3
Net cash flows from investing activities	(13)	2	(10)

Net cash flows from financing activities:
Capital expenditures	(1)	—	—
Net change in amounts payable to subsidiaries	5	(7)	10
Net change in note payable to Berkshire Hathaway Energy Company	9	3	1
Net cash flows from financing activities	13	(4)	11

Net change in cash and cash equivalents	1	(1)	1
Cash and cash equivalents at beginning of year	—	1	—
Cash and cash equivalents at end of year	$1	$—	$1

The accompanying notes are an integral part of this financial statement schedule.

SCHEDULE I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2016, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million, $13 million and $13 million for the years 2016, 2015 and 2014, respectively.

Note Payable to Berkshire Hathaway Energy Company - On January 1, 2016, MidAmerican Energy Company transferred the assets and liabilities of its unregulated retail services business to a subsidiary of Berkshire Hathaway Energy Company ("BHE"). The transfer repaid $117 million of MHC's note payable to BHE. See Note 3 of MidAmerican Energy Company's Notes to Financial Statements in Part II, Item 8 for further discussion of the transfer.

See the notes to the consolidated MHC financial statements in Part IV, Item 15(c) for other disclosures.

SCHEDULE II

MIDAMERICAN ENERGY COMPANY
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2016
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2016	$6	$7	$(6)	$7

Year ended 2015	$7	$7	$(8)	$6

Year ended 2014	$10	$7	$(10)	$7

Reserves Not Deducted From Assets(1):

Year ended 2016	$13	$5	$(5)	$13

Year ended 2015	$11	$7	$(5)	$13

Year ended 2014	$9	$12	$(10)	$11

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

SCHEDULE II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2016
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2016	$6	$7	$(6)	$7

Year ended 2015	$7	$7	$(8)	$6

Year ended 2014	$10	$7	$(10)	$7

Reserves Not Deducted From Assets (1):

Year ended 2016	$13	$5	$(5)	$13

Year ended 2015	$11	$7	$(5)	$13

Year ended 2014	$9	$12	$(10)	$11

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

Item 15(c)	MHC Inc. Consolidated Financial Statements

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

MHC Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MHC Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of MHC Inc. and subsidiaries ("MHC") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included MHC's financial statement schedules listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedules are the responsibility of MHC's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. MHC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of MHC's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, MidAmerican Energy Company transferred its assets and liabilities of its unregulated retail services business to a subsidiary of its parent, Berkshire Hathaway Energy Company, on January 1, 2016.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 24, 2017

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$15	$103
Receivables, net	284	343
Income taxes receivable	9	104
Inventories	264	238
Other current assets	35	58
Total current assets	607	846

Property, plant and equipment, net	12,835	11,737
Goodwill	1,270	1,270
Regulatory assets	1,161	1,044
Investments and restricted cash and investments	655	636
Receivable from affiliate	301	288
Other assets	216	138

Total assets	$17,045	$15,959

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2016	2015

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$302	$426
Accrued interest	45	46
Accrued property, income and other taxes	138	125
Note payable to affiliate	31	139
Short-term debt	99	—
Current portion of long-term debt	250	34
Other current liabilities	159	166
Total current liabilities	1,024	936

Long-term debt	4,051	4,237
Deferred income taxes	3,568	3,056
Regulatory liabilities	883	831
Asset retirement obligations	510	488
Other long-term liabilities	291	267
Total liabilities	10,327	9,815

Commitments and contingencies (Note 15)

Shareholder's equity:
Common stock - no par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,430	2,430
Retained earnings	4,288	3,744
Accumulated other comprehensive loss, net	—	(30)
Total shareholder's equity	6,718	6,144

Total liabilities and shareholder's equity	$17,045	$15,959

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$1,985	$1,837	$1,817
Regulated gas and other	646	678	1,027
Total operating revenue	2,631	2,515	2,844

Operating costs and expenses:
Cost of fuel, energy and capacity	410	433	532
Cost of gas sold and other	371	407	738
Operations and maintenance	693	707	720
Depreciation and amortization	479	407	351
Property and other taxes	112	110	108
Total operating costs and expenses	2,065	2,064	2,449

Operating income	566	451	395

Other income and (expense):
Interest expense	(196)	(184)	(175)
Allowance for borrowed funds	8	8	16
Allowance for equity funds	19	20	39
Other, net	18	20	18
Total other income and (expense)	(151)	(136)	(102)

Income before income tax benefit	415	315	293
Income tax benefit	(130)	(141)	(113)

Income from continuing operations	545	456	406

Discontinued operations (Note 3):
Income from discontinued operations	—	22	28
Income tax expense	—	6	12
Income on discontinued operations	—	16	16

Net income	$545	$472	$422

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014

Net income	$545	$472	$422

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $1, $- and $1	3	—	1
Unrealized losses on cash flow hedges, net of tax of $-, $(4) and $(10)	—	(7)	(13)
Total other comprehensive income (loss), net of tax	3	(7)	(12)

Comprehensive income	$548	$465	$410

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
	Paid-in	Retained	Comprehensive	Total
	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2013	$2,430	$2,850	$(11)	$5,269
Net income	—	422	—	422
Other comprehensive loss	—	—	(12)	(12)
Balance, December 31, 2014	2,430	3,272	(23)	5,679
Net income	—	472	—	472
Other comprehensive loss	—	—	(7)	(7)
Balance, December 31, 2015	2,430	3,744	(30)	6,144
Net income	—	545	—	545
Other comprehensive income	—	—	3	3
Transfer to affiliate (Note 3)	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2016	$2,430	$4,288	$—	$6,718

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$545	$472	$422
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	479	407	351
Deferred income taxes and amortization of investment tax credits	362	276	298
Changes in other assets and liabilities	47	49	47
Other, net	(92)	(70)	(49)
Changes in other operating assets and liabilities:
Receivables, net	(61)	93	(2)
Inventories	(27)	(53)	44
Derivative collateral, net	5	33	(53)
Contributions to pension and other postretirement benefit plans, net	(6)	(8)	(2)
Accounts payable	39	(76)	30
Accrued property, income and other taxes, net	107	213	(253)
Other current assets and liabilities	8	12	—
Net cash flows from operating activities	1,406	1,348	833

Net cash flows from investing activities:
Utility construction expenditures	(1,636)	(1,446)	(1,526)
Purchases of available-for-sale securities	(138)	(142)	(88)
Proceeds from sales of available-for-sale securities	158	135	80
Proceeds from sales of other investments	2	13	10
Other, net	(13)	(11)	(8)
Net cash flows from investing activities	(1,627)	(1,451)	(1,532)

Net cash flows from financing activities:
Proceeds from long-term debt	62	649	840
Repayments of long-term debt	(38)	(426)	(356)
Net change in amounts receivable from/payable to affiliates	9	3	1
Net proceeds from (repayments of) short-term debt	99	(50)	50
Other, net	1	—	—
Net cash flows from financing activities	133	176	535

Net change in cash and cash equivalents	(88)	73	(164)
Cash and cash equivalents at beginning of year	103	30	194
Cash and cash equivalents at end of year	$15	$103	$30
The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through February 24, 2017, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MHC estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2016, 2015 and 2014, MHC did not record any goodwill impairments.

(3)    Discontinued Operations

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. The transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE repaid $117 million of MHC's note payable to BHE.

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's property, plant and equipment, net, MHC had gross nonregulated property of $22 million as of December 31, 2016 and 2015, related accumulated depreciation and amortization of $9 million and $8 million as of December 31, 2016 and 2015, and construction work-in-progress of $1 million as of December 31, 2016, which consisted primarily of a corporate aircraft owned by MHC.

(5)    Jointly Owned Utility Facilities

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(6)    Regulatory Matters

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(7)	Investments and Restricted Cash and Investments

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted cash and investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2016 and 2015.

(8)    Short-Term Debt and Credit Facilities

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2017 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2016 and 2015, there were no borrowings outstanding under this credit facility. As of December 31, 2016, MHC was in compliance with the covenants of its credit facility.

(9)	Long-Term Debt

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(10)	Income Taxes

MHC's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2016	2015	2014
Current:
Federal	$(478)	$(411)	$(407)
State	(14)	(6)	(3)
	(492)	(417)	(410)
Deferred:
Federal	367	282	296
State	(4)	(5)	2
	363	277	298

Investment tax credits	(1)	(1)	(1)
Total	$(130)	$(141)	$(113)

A reconciliation of the federal statutory income tax rate to MHC's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2016	2015	2014

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(60)	(67)	(63)
State income tax, net of federal income tax benefit	(3)	(2)	—
Effects of ratemaking	(3)	(12)	(9)
Other, net	—	1	(2)
Effective income tax rate	(31)%	(45)%	(39)%

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

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2016	2015
Deferred income tax assets:
Regulatory liabilities	$333	$327
Derivative contracts	—	—
Asset retirement obligations	230	214
Employee benefits	66	66
Other	82	97
Total deferred income tax assets	711	704

Deferred income tax liabilities:
Depreciable property	(3,767)	(3,326)
Regulatory assets	(471)	(418)
Other	(41)	(16)
Total deferred income tax liabilities	(4,279)	(3,760)

Net deferred income tax liability	$(3,568)	$(3,056)

As of December 31, 2016, MHC has available $25 million of state tax carryforwards, principally related to $549 million of net operating losses, that expire at various intervals between 2017 and 2035.

The United States Internal Revenue Service has closed its examination of BHE's income tax returns through December 31, 2009, including components related to MHC. In addition, state jurisdictions have closed their examinations of MidAmerican Energy's income tax returns for Iowa through December 31, 2012, for Illinois through December 31, 2008, and for other jurisdictions through December 31, 2009.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2016	2015

Beginning balance	$10	$26
Additions based on tax positions related to the current year	—	4
Additions for tax positions of prior years	10	46
Reductions based on tax positions related to the current year	(2)	(6)
Reductions for tax positions of prior years	(8)	(46)
Statute of limitations	—	(5)
Settlements	—	(6)
Interest and penalties	—	(3)
Ending balance	$10	$10

As of December 31, 2016, MHC had unrecognized tax benefits totaling $30 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC's effective income tax rate.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2016	2015	2014

Pension costs	$4	$4	$4
Other postretirement costs	(1)	(2)	(2)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(14)	Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(15)	Commitments and Contingencies

Refer to Note 15 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

Legal Matters

MHC is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MHC does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(16)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 16 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(17)    Other Income and (Expense) - Other, Net

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2016	2015	2014

Corporate-owned life insurance income	$8	$4	$8
Gain on redemption of auction rate securities	5	—	—
Gains on sales of assets and other investments	3	13	—
Leveraged leases	—	1	5
Other, net	2	2	5
Total	$18	$20	$18

MidAmerican Funding recognized a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

(18)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2016	2015	2014
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$181	$154	$144
Income taxes received, net	$600	$621	$143

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$131	$249	$128
Transfer of assets and liabilities to affiliate (note 3)	$90	$—	$—

(19)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $35 million, $35 million and $37 million for 2016, 2015 and 2014, respectively.

MHC reimbursed BHE in the amount of $6 million, $7 million and $8 million in 2016, 2015 and 2014, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $135 million, $165 million and $144 million in 2016, 2015 and 2014, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $31 million at an interest rate of 0.885% as of December 31, 2016, and $139 million at an interest rate of 0.494% as of December 31, 2015, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2016 and 2015.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $13 million for 2016, 2015 and 2014.

MHC had accounts receivable from affiliates of $306 million and $292 million as of December 31, 2016 and 2015, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $12 million as of December 31, 2016 and 2015, that are included in accounts payable on the Consolidated Balance Sheets.

MHC is party to a tax-sharing agreement and is part of the Berkshire Hathaway United States federal income tax return. For current federal and state income taxes, MHC had a payable to BHE of $7 million as of December 31, 2016, and a receivable from BHE of $102 million as of December 31, 2015. MHC received net cash receipts for federal and state income taxes from BHE totaling $600 million, $621 million and $144 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $12 million and $10 million as of December 31, 2016 and 2015, respectively, and similar amounts payable to affiliates totaled $36 million and $29 million, as of December 31, 2016 and 2015, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

(20)	Segment Information

MHC has identified two reportable operating segments: regulated electric and regulated gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information below related to the statements of operations for all periods presented. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists principally of the nonregulated subsidiaries of MHC not engaged in the energy business. Refer to Note 10 for a discussion of items affecting income tax (benefit) expense for the regulated electric and gas operating segments.

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2016	2015	2014
Operating revenue:
Regulated electric	$1,985	$1,837	$1,817
Regulated gas	637	661	996
Other	9	17	31
Total operating revenue	$2,631	$2,515	$2,844

Depreciation and amortization:
Regulated electric	$436	$366	$312
Regulated gas	43	41	39
Total depreciation and amortization	$479	$407	$351

Operating income:
Regulated electric	$497	$385	$319
Regulated gas	68	64	75
Other	1	2	1
Total operating income	$566	$451	$395

Interest expense:
Regulated electric	$178	$166	$157
Regulated gas	18	17	17
Other	—	1	1
Total interest expense	$196	$184	$175

Income tax (benefit) expense from continuing operations:
Regulated electric	$(156)	$(163)	$(138)
Regulated gas	22	16	22
Other	4	6	3
Total income tax (benefit) expense from continuing operations	$(130)	$(141)	$(113)

Net income:
Regulated electric	$512	$413	$361
Regulated gas	32	33	40
Other	1	10	5
Income from continuing operations	545	456	406
Income on discontinued operations	—	16	16
Net income	$545	$472	$422

Utility construction expenditures:
Regulated electric	$1,564	$1,365	$1,429
Regulated gas	72	81	97
Total utility construction expenditures	$1,636	$1,446	$1,526

	As of December 31,
	2016	2015	2014
Total assets:
Regulated electric	$15,304	$14,161	$13,041
Regulated gas	1,424	1,330	1,296
Other	317	468	457
Total assets	$17,045	$15,959	$14,794

Goodwill by reportable segment as of December 31, 2016 and 2015 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(21)	Subsequent Events

Refer to Note 21 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

SIGNATURES

BERKSHIRE HATHAWAY ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February 2017.

BERKSHIRE HATHAWAY ENERGY COMPANY

/s/ Gregory E. Abel*
Gregory E. Abel
Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Abel*	Chairman, President and Chief	February 24, 2017
Gregory E. Abel	Executive Officer
(principal executive officer)

/s/ Patrick J. Goodman*	Executive Vice President and	February 24, 2017
Patrick J. Goodman	Chief Financial Officer
(principal financial and accounting
officer)

/s/ Walter Scott, Jr.*	Director	February 24, 2017
Walter Scott, Jr.

/s/ Marc D. Hamburg*	Director	February 24, 2017
Marc D. Hamburg

/s/ Warren E. Buffett*	Director	February 24, 2017
Warren E. Buffett

*By: /s/ Natalie L. Hocken	Attorney-in-Fact	February 24, 2017
Natalie L. Hocken

SIGNATURES

PACIFICORP

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February 2017.

PACIFICORP

/s/ Nikki L. Kobliha
Nikki L. Kobliha
Director, Vice President, Chief Financial Officer, and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Abel	Chairman of the Board of Directors	February 24, 2017
Gregory E. Abel	and Chief Executive Officer
(principal executive officer)

/s/ Nikki L. Kobliha	Director, Vice President,	February 24, 2017
Nikki L. Kobliha	Chief Financial Officer, and Treasurer
(principal financial and accounting officer)

/s/ Stefan A. Bird	Director	February 24, 2017
Stefan A. Bird

/s/ Cindy A. Crane	Director	February 24, 2017
Cindy A. Crane

/s/ Patrick J. Goodman	Director	February 24, 2017
Patrick J. Goodman

/s/ Natalie L. Hocken	Director	February 24, 2017
Natalie L. Hocken

SIGNATURES

MIDAMERICAN ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February 2017.

MIDAMERICAN ENERGY COMPANY

/s/ William J. Fehrman
William J. Fehrman
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President, Chief Executive Officer and Director	February 24, 2017
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President, Chief Financial Officer and Director	February 24, 2017
Thomas B. Specketer	(principal financial and accounting officer)

/s/Robert B. Berntsen	Director	February 24, 2017
Robert B. Berntsen

SIGNATURES

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February 2017.

MIDAMERICAN FUNDING, LLC

/s/ William J. Fehrman
William J Fehrman
President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signatures	Title	Date

/s/William J. Fehrman	President and Manager	February 24, 2017
William J. Fehrman	(principal executive officer)

/s/Thomas B. Specketer	Vice President and Controller	February 24, 2017
Thomas B. Specketer	(principal financial and accounting officer)

/s/Patrick J. Goodman	Manager	February 24, 2017
Patrick J. Goodman

/s/Sandra Hatfield Clubb	Manager	February 24, 2017
Sandra Hatfield Clubb

/s/Natalie L. Hocken	Manager	February 24, 2017
Natalie L. Hocken

SIGNATURES

NEVADA POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February 2017.

NEVADA POWER COMPANY

/s/ Paul J. Caudill
Paul J. Caudill
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Paul J. Caudill	President and Chief Executive Officer	February 24, 2017
Paul J. Caudill	(principal executive officer)

/s/ E. Kevin Bethel	Senior Vice President, Chief Financial	February 24, 2017
E. Kevin Bethel	Officer and Director
(principal financial and accounting officer)

/s/ Douglas A. Cannon	Director	February 24, 2017
Douglas A. Cannon

/s/ Patrick S. Egan	Director	February 24, 2017
Patrick S. Egan

/s/ Kevin C. Geraghty	Director	February 24, 2017
Kevin C. Geraghty

/s/ Francis P. Gonzales	Director	February 24, 2017
Francis P. Gonzales

/s/ John C. Owens	Director	February 24, 2017
John C. Owens

/s/ Shawn M. Elicegui	Director	February 24, 2017
Shawn M. Elicegui

SIGNATURES

SIERRA PACIFIC POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of February 2017.

SIERRA PACIFIC POWER COMPANY

/s/ Paul J. Caudill
Paul J. Caudill
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Paul J. Caudill	President and Chief Executive Officer	February 24, 2017
Paul J. Caudill	(principal executive officer)

/s/ E. Kevin Bethel	Senior Vice President, Chief Financial	February 24, 2017
E. Kevin Bethel	Officer and Director
(principal financial and accounting officer)

/s/ Douglas A. Cannon	Director	February 24, 2017
Douglas A. Cannon

/s/ Patrick S. Egan	Director	February 24, 2017
Patrick S. Egan

/s/ Kevin C. Geraghty	Director	February 24, 2017
Kevin C. Geraghty

/s/ Francis P. Gonzales	Director	February 24, 2017
Francis P. Gonzales

/s/ John C. Owens	Director	February 24, 2017
John C. Owens

/s/ Shawn M. Elicegui	Director	February 24, 2017
Shawn M. Elicegui

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

4.4
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

4.9
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

4.10
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

Exhibit No.	Description

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

4.14
Form of Officers' Certificate establishing the terms of NV Energy, Inc.'s 6.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the NV Energy, Inc. Current Report on Form 8-K dated November 19, 2010).

4.15
Trust Deed, dated December 15, 1997 among CE Electric UK Funding Company, AMBAC Insurance UK Limited and The Law Debenture Trust Corporation, p.l.c., Trustee (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 30, 2004).

4.16
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

4.19
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

4.22
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

4.24
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

4.25
Trust Deed dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.26
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

4.32
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

4.35
Trust Deed, dated as of July 5, 2012, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £150,000,000 in principal amount of the 4.375% Bonds due 2032 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.36
Trust Deed, dated as of April 1, 2015, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £150,000,000 in principal amount of the 2.50% Bonds due 2025 (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

4.37
£120,000,000 Finance Contract, dated December 2, 2015, by and between Northern Powergrid (Northeast) Ltd and the European Investment Bank (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

Exhibit No.	Description

4.38
Guarantee and Indemnity Agreement, dated December 8, 2015, by and between Northern Powergrid Holdings Company and the European Investment Bank (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

4.39
£130,000,000 Finance Contract, dated December 2, 2015, by and between Northern Powergrid (Yorkshire) plc and the European Investment Bank (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

4.40
Guarantee and Indemnity Agreement, dated December 8, 2015, by and between Northern Powergrid Holdings Company and the European Investment Bank (incorporated by reference to Exhibit 4.4 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

4.41
Deed of Amendment and Consent, dated March 1, 2016, by and between Northern Powergrid Holdings Company, Northern Powergrid (Yorkshire) plc and the European Investment Bank (incorporated by reference to Exhibit 4.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

4.42
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

4.43
Fiscal Agency Agreement, dated as of April 20, 2011, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $200,000,000 in principal amount of the 4.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).

4.44
Fiscal Agency Agreement, dated February 12, 2007, by and between Northern Natural Gas Company and The Bank of New York Trust Company, N.A., Fiscal Agent, relating to the $150,000,000 in principal amount of the 5.80% Senior Bonds due 2037 (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated February 12, 2007).

4.45
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

4.46
Trust Indenture, dated as of August 13, 2001, among Kern River Funding Corporation, Kern River Gas Transmission Company and JP Morgan Chase Bank, Trustee (incorporated by reference to Exhibit 10.48 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2003).

4.47
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

4.48
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

4.50
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

4.53	2016 Supplemental Indenture, dated December 9, 2016, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada.

4.54
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

4.60
Seventeenth Supplemental Indenture, dated May 22, 2013, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.105 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

4.61
Eighteenth Supplemental Indenture, dated October 24, 2014, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.106 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

4.62
Nineteenth Supplemental Indenture, dated October 24, 2014, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.107 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit No.	Description

4.63
Twentieth Supplemental Indenture, dated June 30, 2015, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada, relating to C$350,000,000 in principal amount of the 4.09% Series 2015-1 Medium-Term Notes due 2045 (incorporated by reference to Exhibit 4.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

4.64
Indenture, dated as of February 24, 2012, by and between Topaz Solar Farms LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the $850,000,000 in principal amount of the 5.75% Series A Senior Secured Notes due 2039 (incorporated by reference to Exhibit 4.56 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).

4.65
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

4.66
Indenture, dated as of June 27, 2013, between Solar Star Funding, LLC, as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the $1,000,000,000 in principal amount of the 5.375% Series A Senior Secured Notes due 2035 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

4.67
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

4.68
Indenture, dated as of March 2, 1999, by and between CE Generation, LLC and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the CE Generation, LLC Registration Statement No. 333-89521 dated October 22, 1999).

4.69
First Supplemental Indenture, dated as of February 4, 2000, by and between CE Generation, LLC and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the CE Generation, LLC Registration Statement No. 333-89521 dated October 22, 1999).

4.70
Second Supplemental Indenture, dated as of March 6, 2000, by and between CE Generation, LLC and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.89 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

4.71
Indenture, dated July 21, 1995, by and between Salton Sea Funding Corporation and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.1(a) to the Salton Sea Funding Corporation Registration Statement No. 333-95538 dated January 10, 1996).

4.72
Fourth Supplemental Indenture, dated October 13, 1998, by and between Salton Sea Funding Corporation and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.1(e) to the Salton Sea Funding Corporation Annual Report on Form 10-K/A for the year ended December 31, 1998).

4.73
Fifth Supplemental Indenture, dated February 16, 1999, by and between Salton Sea Funding Corporation and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.1(f) to the Salton Sea Funding Corporation Registration Statement No. 333-79581 dated June 29, 1999).

4.74
Sixth Supplemental Indenture, dated June 29, 1999, by and between Salton Sea Funding Corporation and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.1(g) to the Salton Sea Funding Corporation Registration Statement No. 333-79581 dated June 29, 1999).

Exhibit No.	Description

10.1
$2,000,000,000 Credit Agreement, dated as of June 30, 2016, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.2
Amended and Restated £150,000,000 Facility Agreement, dated April 30, 2015, among Northern Powergrid Holdings Company, as Guarantor and Borrower, Northern Powergrid (Yorkshire) plc and Northern Powergrid (Northeast) Limited as Borrowers, and Abbey National Treasury Services plc, Lloyds Bank plc and The Royal Bank of Scotland plc, as Original Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.3
Amended and Restated Credit Agreement, dated as of July 30, 2015, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.4
First Amending Agreement to Amended and Restated Credit Agreement, dated as of November 20, 2015, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.4 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.5
Second Amending Agreement to Amended and Restated Credit Agreement, dated as of December 14, 2015, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.6
Third Amending Agreement to Amended and Restated Credit Agreement, dated as of July 8, 2016, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.6 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.7
Fourth Amending Agreement to Amended and Restated Credit Agreement, dated as of December 15, 2016, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders.

10.8
Credit Agreement, dated as of December 9, 2016, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, The Royal Bank of Canada, as administrative agent, and Lenders.

10.9
Fourth Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.8 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.10
First Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of December 15, 2016, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.11
Third Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.7 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.12
First Amending Agreement to Third Amended and Restated Credit Agreement, dated as of December 15, 2016, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.13*	Summary of Key Terms of Compensation Arrangements with Berkshire Hathaway Energy Company Named Executive Officers and Directors.

Exhibit No.	Description

10.14*
Amended and Restated Employment Agreement, dated February 25, 2008, by and between MidAmerican Energy Holdings Company and Gregory E. Abel (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2007).

10.15*
Amended and Restated Employment Agreement, dated February 25, 2008, by and between MidAmerican Energy Holdings Company and Patrick J. Goodman (incorporated by reference to Exhibit 10.5 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2007).

10.16*
CalEnergy Company, Inc. Voluntary Deferred Compensation Plan, effective December 1, 1997, First Amendment, dated as of August 17, 1999, and Second Amendment effective March 14, 2000 (incorporated by reference to Exhibit 10.50 to the MidAmerican Energy Holdings Company Registration Statement No. 333-101699 dated December 6, 2002).

10.17*
Berkshire Hathaway Energy Company Executive Voluntary Deferred Compensation Plan restated effective as of January 1, 2007 (incorporated by reference to Exhibit 10.9 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2007).

10.18*
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

14.1
Berkshire Hathaway Energy Company Code of Ethics For Chief Executive Officer, Chief Financial Officer and Other Covered Officers (incorporated by reference to Exhibit 14.1 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2015).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

3.4	Third Restated Articles of Incorporation of PacifiCorp (incorporated by reference to Exhibit (3)a to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 1996).

3.5	Bylaws of PacifiCorp, as amended May 23, 2005 (incorporated by reference to Exhibit 3.2 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).

10.20*	Summary of Key Terms of Compensation Arrangements with PacifiCorp's Named Executive Officers and Directors.

10.21*	PacifiCorp Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2007).

10.22*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).

10.23*
Amendment No. 10 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit No.	Description

10.24*
Amendment No. 11 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.6 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.25*
Amendment No. 1 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 28, 2008 (incorporated by reference to Exhibit 10.10 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2009).

10.26*
Amendment No. 2 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 16, 2012 (incorporated by reference to Exhibit 10.11 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2012).

10.27*
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

4.75
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

10.28
$400,000,000 Credit Agreement, dated as of June 30, 2016, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.9 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.29
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

4.76
Form of Indenture, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-59760 dated January 31, 2002).

4.77
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004).

4.78
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and The Bank of New York Trust Company, NA, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.79
Indenture, dated as of October 1, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit No.	Description

4.80
First Supplemental Indenture, dated as of October 6, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee relating to the 5.80% Notes due 2036 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.81
Second Supplemental Indenture, dated June 29, 2007, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee relating to the 5.95% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated June 29, 2007).

4.82
Third Supplemental Indenture, dated March 25, 2008, by and between MidAmerican Energy Company and The Bank of New York Trust Company, Trustee, relating to the 5.30% Notes due 2018 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated March 25, 2008).

4.83
Indenture, dated as of September 9, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.84
First Supplemental Indenture, dated as of September 19, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.85	Specimen of 2.40% First Mortgage Bonds due 2019 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.86	Specimen of 3.70% First Mortgage Bonds due 2023 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.87	Specimen of 4.80% First Mortgage Bonds due 2043 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.88
Amendment No. 1 to the First Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.89
Second Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.90	Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.91	Specimen of 4.40% First Mortgage Bonds due 2044 (incorporated by reference to Exhibit 4.5 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.92
Amendment No. 1 to the Second Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.93
Third Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.94	Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.95	Specimen of 4.25% First Mortgage Bonds due 2046 (incorporated by reference to Exhibit 4.5 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

Exhibit No.	Description

4.96
Fourth Supplemental Indenture, dated as of December 8, 2016, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013.

4.97
Fifth Supplemental Indenture, dated as of February 1, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.98	Specimen of 3.10% First Mortgage Bonds due 2027 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.99	Specimen of 3.95% First Mortgage Bonds due 2047 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.100
Mortgage, Security Agreement, Fixture Filing and Financing Statement, dated as of September 9, 2013, from MidAmerican Energy Company to The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.101
Intercreditor and Collateral Trust Agreement, dated as of September 9, 2013, among MidAmerican Energy Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.102
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Senior Unsecured Debt Securities) (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).

4.103
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Subordinated Unsecured Debt Securities) (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).

10.30
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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN FUNDING

4.104
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

10.31
Transmission Use and Capacity Exchange Agreement between Nevada Power Company, Sierra Pacific Power Company and Great Basin Transmission, LLC dated August 20, 2010 (incorporated by reference to Exhibit 10.1 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit No.	Description

10.32
Financing Agreement between Clark County, Nevada and Nevada Power Company, dated August 1, 2006 (relating to Clark County, Nevada $39,500,000 Pollution Control Refund Revenue Bonds Series 2006) (incorporated by reference to Exhibit 10.1 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.33
Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company, dated August 1, 2006 (relating to Coconino County, Arizona $13,000,000 Pollution Control Corporation Refunding Revenue Bonds Series 2006B) (incorporated by reference to Exhibit 10.3 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.34
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

4.105
General and Refunding Mortgage Indenture, dated May 1, 2001, between Nevada Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1(a) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.106	First Supplemental Indenture, dated as of May 1, 2001 (incorporated by reference to Exhibit 4.1(b) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.107	Second Supplemental Indenture, dated as of October 1, 2001 (incorporated by reference to Exhibit 4(A) to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 2001).

4.108
Officer's Certificate establishing the terms of Nevada Power Company's 6.650% General and Refunding Mortgage Notes, Series N, due 2036 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Form 10-Q for the quarter ended March 31, 2006).

4.109
Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series O, due 2018 (incorporated by reference to Exhibit 4.7 to the Nevada Power Company Registration Statement No. 333-134801 dated June 7, 2006).

4.110
Officer's Certificate establishing the terms of Nevada Power Company's 6.750% General and Refunding Mortgage Notes, Series R, due 2037 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated June 27, 2007).

4.111
Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series S, due 2018 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated July 28, 2008).

4.112
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 7.125% General and Refunding Mortgage Notes, Series V, due 2019 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated February 26, 2009).

Exhibit No.	Description

4.113
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.375% General and Refunding Mortgage Notes, Series X, due 2040 (incorporated by reference to Exhibit 4.1 to Nevada Power Company Current Report on Form 8-K dated September 10, 2010).

4.114
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.45% General and Refunding Mortgage Notes, Series Y, due 2041 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 10, 2011).

10.35
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

10.36
Transmission Use and Capacity Exchange Agreement between Nevada Power Company, Sierra Pacific Power Company and Great Basin Transmission, LLC dated August 20, 2010 (incorporated by reference to Exhibit 10.1 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.37
Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $80,000,000 Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016C, 2016D and 2016E (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

10.38
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

10.39
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

4.115
General and Refunding Mortgage Indenture, dated as of May 1, 2001, between Sierra Pacific Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2(a) to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.116
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

4.117
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 6.750% General and Refunding Mortgage Notes, Series P, due 2037 (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 27, 2007).

4.118
Officer’s Certificate establishing the terms of Sierra Pacific Power Company's 3.375% General and Refunding Mortgage Notes, Series T, due 2023 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated August 14, 2013).

4.119
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 2.60% General and Refunding Mortgage Notes, Series U, due 2026 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated April 15, 2016).

4.120
Officer’s Certificate establishing the terms of Sierra Pacific Power Company’s General and Refunding Mortgage Notes, Series V (Nos. V-1, V-2 and V-3) (incorporated by reference to Exhibit 4.4 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

10.40
$250,000,000 Amended and Restated Credit Agreement, dated as of June 27, 2014, among Sierra Pacific Power Company, as Borrower, the Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 27, 2014).

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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