Form 10-Q
period 2017-03-31
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; MIDAMERICAN FUNDING LLC; MIDAMERICAN ENERGY CO; PACIFICORP /OR/
filed 2017-05-05
CIK 1081316, 90144, 71180, 1098296, 928576, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
BERKSHIRE HATHAWAY ENERGY COMPANY			X
PACIFICORP			X
MIDAMERICAN FUNDING, LLC			X
MIDAMERICAN ENERGY COMPANY			X
NEVADA POWER COMPANY			X
SIERRA PACIFIC POWER COMPANY			X
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 30, 2017, 77,356,144 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of April 30, 2017, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2017.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2017, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2017, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of April 30, 2017, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Pinyon Pines Projects	168-megawatt and 132-megawatt wind-powered generating facilities in California

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt

MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	28
PacifiCorp and its subsidiaries	61
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	92
Nevada Power Company and its subsidiaries	114
Sierra Pacific Power Company and its subsidiaries	133

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2017

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,018	$721
Trade receivables, net	1,618	1,751
Inventories	895	925
Mortgage loans held for sale	218	359
Other current assets	1,027	917
Total current assets	4,776	4,673

Property, plant and equipment, net	62,888	62,509
Goodwill	9,133	9,010
Regulatory assets	4,513	4,307
Investments and restricted cash and investments	4,119	3,945
Other assets	1,096	996

Total assets	$86,525	$85,440

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,161	$1,317
Accrued interest	479	454
Accrued property, income and other taxes	377	389
Accrued employee expenses	259	261
Short-term debt	2,011	1,869
Current portion of long-term debt	1,301	1,006
Other current liabilities	1,031	1,017
Total current liabilities	6,619	6,313

Regulatory liabilities	2,956	2,933
BHE senior debt	7,419	7,418
BHE junior subordinated debentures	744	944
Subsidiary debt	26,953	26,748
Deferred income taxes	13,986	13,879
Other long-term liabilities	2,736	2,742
Total liabilities	61,413	60,977

Commitments and contingencies (Note 11)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,381	6,390
Retained earnings	19,986	19,448
Accumulated other comprehensive loss, net	(1,385)	(1,511)
Total BHE shareholders' equity	24,982	24,327
Noncontrolling interests	130	136
Total equity	25,112	24,463

Total liabilities and equity	$86,525	$85,440

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
Energy	$3,581	$3,550
Real estate	585	491
Total operating revenue	4,166	4,041

Operating costs and expenses:
Energy:
Cost of sales	1,119	1,095
Operating expense	883	882
Depreciation and amortization	610	619
Real estate	583	492
Total operating costs and expenses	3,195	3,088

Operating income	971	953

Other income (expense):
Interest expense	(458)	(473)
Capitalized interest	10	11
Allowance for equity funds	17	15
Interest and dividend income	26	27
Other, net	25	10
Total other income (expense)	(380)	(410)

Income before income tax expense and equity income	591	543
Income tax expense	52	74
Equity income	24	26
Net income	563	495
Net income attributable to noncontrolling interests	7	5
Net income attributable to BHE shareholders	$556	$490

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Net income	$563	$495

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(1) and $6	5	22
Foreign currency translation adjustment	87	67
Unrealized gains on available-for-sale securities, net of tax of $18 and $22	38	33
Unrealized losses on cash flow hedges, net of tax of $(2) and $(14)	(4)	(23)
Total other comprehensive income, net of tax	126	99

Comprehensive income	689	594
Comprehensive income attributable to noncontrolling interests	7	5
Comprehensive income attributable to BHE shareholders	$682	$589

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2015	77	$—	$6,403	$16,906	$(908)	$134	$22,535
Net income	—	—	—	490	—	4	494
Other comprehensive income	—	—	—	—	99	—	99
Distributions	—	—	—	—	—	(4)	(4)
Balance, March 31, 2016	77	$—	$6,403	$17,396	$(809)	$134	$23,124

Balance, December 31, 2016	77	$—	$6,390	$19,448	$(1,511)	$136	$24,463
Net income	—	—	—	556	—	4	560
Other comprehensive income	—	—	—	—	126	—	126
Distributions	—	—	—	—	—	(7)	(7)
Common stock purchases	—	—	(1)	(18)	—	—	(19)
Other equity transactions	—	—	(8)	—	—	(3)	(11)
Balance, March 31, 2017	77	$—	$6,381	$19,986	$(1,385)	$130	$25,112

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$563	$495
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	622	626
Allowance for equity funds	(17)	(15)
Equity income, net of distributions	(13)	(16)
Changes in regulatory assets and liabilities	20	60
Deferred income taxes and amortization of investment tax credits	224	72
Other, net	(5)	3
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	288	219
Derivative collateral, net	(23)	(3)
Pension and other postretirement benefit plans	(17)	(6)
Accrued property, income and other taxes	(187)	(2)
Accounts payable and other liabilities	(37)	(73)
Net cash flows from operating activities	1,418	1,360

Cash flows from investing activities:
Capital expenditures	(865)	(1,027)
Acquisitions, net of cash acquired	(579)	(13)
Increase in restricted cash and investments	66	41
Purchases of available-for-sale securities	(81)	(34)
Proceeds from sales of available-for-sale securities	83	61
Equity method investments	(65)	(273)
Other, net	(9)	(39)
Net cash flows from investing activities	(1,450)	(1,284)

Cash flows from financing activities:
Repayments of BHE junior subordinated debentures	(200)	(500)
Common stock purchases	(19)	—
Proceeds from subsidiary debt	844	—
Repayments of subsidiary debt	(425)	(310)
Net proceeds from short-term debt	140	722
Other, net	(12)	(11)
Net cash flows from financing activities	328	(99)

Effect of exchange rate changes	1	1

Net change in cash and cash equivalents	297	(22)
Cash and cash equivalents at beginning of period	721	1,108
Cash and cash equivalents at end of period	$1,018	$1,086

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

The Company's operations are organized and managed as eight business segments: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("AltaLink") (which primarily consists of AltaLink, L.P. ("ALP")) and BHE U.S. Transmission, LLC), BHE Renewables (which primarily consists of BHE Renewables, LLC and CalEnergy Philippines) and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). The Company, through these businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, geothermal and hydroelectric sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. The material impacts currently identified include recording the unrealized gains and losses on available-for-sale securities in the Consolidated Statements of Operations as opposed to other comprehensive income ("OCI"). For the three-month periods ended March 31, 2017 and 2016, these amounts, net of tax, were $38 million and $33 million, respectively.

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

(3)	Business Acquisitions

The Company completed various acquisitions totaling $579 million, net of cash acquired, for the three-month period ended March 31, 2017. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which related primarily to development and construction costs for the 110-megawatt Alamo 6 solar-powered generation project, the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power and a residential real estate brokerage business. There were no other material assets acquired or liabilities assumed.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2017	2016
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$71,308	$71,536
Interstate natural gas pipeline assets	3-80 years	6,944	6,942
		78,252	78,478
Accumulated depreciation and amortization		(23,515)	(23,603)
Regulated assets, net		54,737	54,875

Nonregulated assets:
Independent power plants	5-30 years	5,856	5,594
Other assets	3-30 years	1,081	1,002
		6,937	6,596
Accumulated depreciation and amortization		(1,136)	(1,060)
Nonregulated assets, net		5,801	5,536

Net operating assets		60,538	60,411
Construction work-in-progress		2,350	2,098
Property, plant and equipment, net		$62,888	$62,509

Construction work-in-progress includes $2.1 billion as of March 31, 2017 and $1.8 billion as of December 31, 2016, related to the construction of regulated assets.

During the fourth quarter of 2016, MidAmerican Energy revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $34 million annually, or $9 million for the three-month period ended March 31, 2017, based on depreciable plant balances at the time of the change.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2017	2016
Investments:
BYD Company Limited common stock	$1,248	$1,185
Rabbi trusts	420	403
Other	128	106
Total investments	1,796	1,694

Equity method investments:
BHE Renewables tax equity investments	821	741
Electric Transmission Texas, LLC	698	672
Bridger Coal Company	146	165
Other	133	142
Total equity method investments	1,798	1,720

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	476	460
Other	214	282
Total restricted cash and investments	690	742

Total investments and restricted cash and investments	$4,284	$4,156

Reflected as:
Other current assets	$165	$211
Noncurrent assets	4,119	3,945
Total investments and restricted cash and investments	$4,284	$4,156

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). The fair value of BHE's investment in BYD Company Limited common stock reflects a pre-tax unrealized gain of $1,016 million and $953 million as of March 31, 2017 and December 31, 2016, respectively.

(6)	Recent Financing Transactions

In April 2017, Kern River redeemed the remaining $175 million of its 4.893% Senior Notes due 2018 at a redemption price determined in accordance with the terms of the indenture.

In March 2017, BHE repaid at par value $200 million, plus accrued interest, of its junior subordinated debentures due December 2044.

In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds.

In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2017	2016

Federal statutory income tax rate	35%	35%
Income tax credits	(16)	(14)
State income tax, net of federal income tax benefit	(5)	(4)
Income tax effect of foreign income	(5)	(5)
Equity income	1	2
Other, net	(1)	—
Effective income tax rate	9%	14%

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

Berkshire Hathaway includes the Company in its United States federal income tax return. For the three-month periods ended March 31, 2017 and 2016, the Company did not receive or make any cash payments for income taxes from or to Berkshire Hathaway.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Pension:
Service cost	$6	$8
Interest cost	29	31
Expected return on plan assets	(40)	(40)
Net amortization	7	11
Net periodic benefit cost	$2	$10

Other postretirement:
Service cost	$2	$3
Interest cost	6	8
Expected return on plan assets	(10)	(11)
Net amortization	(3)	(3)
Net periodic benefit credit	$(5)	$(3)

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $15 million and $4 million, respectively, during 2017. As of March 31, 2017, $3 million and $4 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016

Service cost	$6	$5
Interest cost	14	19
Expected return on plan assets	(24)	(29)
Net amortization	17	12
Net periodic benefit cost	$13	$7

Employer contributions to the United Kingdom pension plan are expected to be £39 million during 2017. As of March 31, 2017, £10 million, or $12 million, of contributions had been made to the United Kingdom pension plan.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2017
Not designated as hedging contracts:
Commodity assets(1)	$19	$90	$6	$1	$116
Commodity liabilities(1)	(4)	—	(55)	(157)	(216)
Interest rate assets	13	—	—	—	13
Interest rate liabilities	—	—	(5)	(6)	(11)
Total	28	90	(54)	(162)	(98)

Designated as hedging contracts:
Commodity assets	1	—	3	2	6
Commodity liabilities	—	—	(11)	(18)	(29)
Interest rate assets	—	8	—	—	8
Interest rate liabilities	—	—	(4)	—	(4)
Total	1	8	(12)	(16)	(19)

Total derivatives	29	98	(66)	(178)	(117)
Cash collateral receivable	—	—	16	72	88
Total derivatives - net basis	$29	$98	$(50)	$(106)	$(29)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2016
Not designated as hedging contracts:
Commodity assets(1)	$42	$86	$5	$2	$135
Commodity liabilities(1)	(10)	—	(46)	(150)	(206)
Interest rate assets	15	—	—	—	15
Interest rate liabilities	—	—	(4)	(6)	(10)
Total	47	86	(45)	(154)	(66)

Designated as hedging contracts:
Commodity assets	1	—	2	3	6
Commodity liabilities	—	—	(14)	(8)	(22)
Interest rate assets	—	8	—	—	8
Interest rate liabilities	—	—	(3)	—	(3)
Total	1	8	(15)	(5)	(11)

Total derivatives	48	94	(60)	(159)	(77)
Cash collateral receivable	—	—	13	61	74
Total derivatives - net basis	$48	$94	$(47)	$(98)	$(3)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of March 31, 2017 and December 31, 2016, a net regulatory asset of $180 million and $148 million, respectively, was recorded related to the net derivative liability of $100 million and $71 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016

Beginning balance	$148	$250
Changes in fair value recognized in net regulatory assets	33	36
Net gains reclassified to operating revenue	13	—
Net losses reclassified to cost of sales	(14)	(33)
Ending balance	$180	$253

Designated as Hedging Contracts

The Company uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers, spring operational sales, natural gas storage and other transactions. Certain commodity derivative contracts have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. The following table reconciles the beginning and ending balances of the Company's accumulated other comprehensive (income) loss (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016

Beginning balance	$16	$46
Changes in fair value recognized in OCI	16	48
Net losses reclassified to cost of sales	(9)	(22)
Ending balance	$23	$72

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three-month periods ended March 31, 2017 and 2016, hedge ineffectiveness was insignificant. As of March 31, 2017, the Company had cash flow hedges with expiration dates extending through June 2026 and $11 million of pre-tax unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2017	2016
Electricity purchases	Megawatt hours	10	5
Natural gas purchases	Decatherms	305	271
Fuel purchases	Gallons	8	11
Interest rate swaps	US$	814	714
Mortgage sale commitments, net	US$	(143)	(309)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2017, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $204 million and $190 million as of March 31, 2017 and December 31, 2016, respectively, for which the Company had posted collateral of $76 million and $69 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2017 and December 31, 2016, the Company would have been required to post $118 million and $110 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2017
Assets:
Commodity derivatives	$1	$26	$95	$(16)	$106
Interest rate derivatives	—	9	12	—	21
Mortgage loans held for sale	—	218	—	—	218
Money market mutual funds(2)	828	—	—	—	828
Debt securities:
United States government obligations	163	—	—	—	163
International government obligations	—	4	—	—	4
Corporate obligations	—	35	—	—	35
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	263	—	—	—	263
International companies	1,255	—	—	—	1,255
Investment funds	171	—	—	—	171
	$2,681	$295	$107	$(16)	$3,067
Liabilities:
Commodity derivatives	$(2)	$(220)	$(23)	$104	$(141)
Interest rate derivatives	(1)	(11)	(3)	—	(15)
	$(3)	$(231)	$(26)	$104	$(156)

As of December 31, 2016
Assets:
Commodity derivatives	$5	$49	$87	$(22)	$119
Interest rate derivatives	—	16	7	—	23
Mortgage loans held for sale	—	359	—	—	359
Money market mutual funds(2)	586	—	—	—	586
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	1,190	—	—	—	1,190
Investment funds	147	—	—	—	147
	$2,339	$467	$94	$(22)	$2,878
Liabilities:
Commodity derivatives	$(2)	$(199)	$(27)	$96	$(132)
Interest rate derivatives	(1)	(11)	(1)	—	(13)
	$(3)	$(210)	$(28)	$96	$(145)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $88 million and $74 million as of March 31, 2017 and December 31, 2016, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest	Auction
	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities
2017:
Beginning balance	$60	$6	$—
Changes included in earnings	12	27	—
Changes in fair value recognized in OCI	(2)	—	—
Changes in fair value recognized in net regulatory assets	1	—	—
Purchases	—	(2)	—
Settlements	1	(22)	—
Ending balance	$72	$9	$—

	Three-Month Periods
	Ended March 31,
		Interest	Auction
	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities
2016:
Beginning balance	$47	$4	$44
Changes included in earnings	19	25	—
Changes in fair value recognized in OCI	(6)	—	4
Changes in fair value recognized in net regulatory assets	(6)	—	—
Redemptions	—	—	(22)
Settlements	4	(18)	—
Ending balance	$58	$11	$26

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

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$36,417	$41,112	$36,116	$40,718

(11)	Commitments and Contingencies

Construction Commitments

During the three-month period ended March 31, 2017, MidAmerican Energy entered into contracts totaling $138 million for the construction of wind-powered generating facilities in 2017.

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

Congress failed to pass legislation needed to implement the original KHSA. On April 6, 2016, PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce and other stakeholders executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC") jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective.

Under the amended KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. The KRRC must indemnify PacifiCorp from liabilities associated with dam removal. The amended KHSA also limits PacifiCorp's contribution to facilities removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. California voters approved a water bond measure in November 2014 from which the state of California's contribution towards facilities removal costs are being drawn. In accordance with this bond measure, additional funding of up to $250 million for facilities removal costs was included in the California state budget in 2016, with the funding effective for at least five years. If facilities removal costs exceed the combined funding that will be available from PacifiCorp's Oregon and California customers and the state of California, sufficient funds would need to be provided by the KRRC or an entity other than PacifiCorp for removal to proceed.

If certain conditions in the amended KHSA are not satisfied and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(12)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains (Losses)	Attributable
	Retirement	Translation	For-Sale	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2015	$(438)	$(1,092)	$615	$7	$(908)
Other comprehensive income (loss)	22	67	33	(23)	99
Balance, March 31, 2016	$(416)	$(1,025)	$648	$(16)	$(809)

Balance, December 31, 2016	$(447)	$(1,675)	$585	$26	$(1,511)
Other comprehensive income (loss)	5	87	38	(4)	126
Balance, March 31, 2017	$(442)	$(1,588)	$623	$22	$(1,385)

Reclassifications from AOCI to net income for the periods ended March 31, 2017 and 2016 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

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

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
PacifiCorp	$1,281	$1,252
MidAmerican Funding	696	626
NV Energy	584	615
Northern Powergrid	245	279
BHE Pipeline Group	315	315
BHE Transmission	166	158
BHE Renewables	144	139
HomeServices	585	491
BHE and Other(1)	150	166
Total operating revenue	$4,166	$4,041

Depreciation and amortization:
PacifiCorp	$196	$197
MidAmerican Funding	117	110
NV Energy	104	104
Northern Powergrid	49	50
BHE Pipeline Group	30	53
BHE Transmission	54	50
BHE Renewables	61	56
HomeServices	12	6
BHE and Other(1)	(1)	—
Total depreciation and amortization	$622	$626

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating income:
PacifiCorp	$345	$324
MidAmerican Funding	107	100
NV Energy	98	89
Northern Powergrid	133	158
BHE Pipeline Group	208	192
BHE Transmission	77	76
BHE Renewables	15	24
HomeServices	2	(1)
BHE and Other(1)	(14)	(9)
Total operating income	971	953
Interest expense	(458)	(473)
Capitalized interest	10	11
Allowance for equity funds	17	15
Interest and dividend income	26	27
Other, net	25	10
Total income before income tax expense and equity income	$591	$543

Interest expense:
PacifiCorp	$95	$95
MidAmerican Funding	59	54
NV Energy	58	67
Northern Powergrid	31	36
BHE Pipeline Group	12	13
BHE Transmission	41	36
BHE Renewables	50	49
HomeServices	1	1
BHE and Other(1)	111	122
Total interest expense	$458	$473

Operating revenue by country:
United States	$3,747	$3,599
United Kingdom	245	279
Canada	166	160
Philippines and other	8	3
Total operating revenue by country	$4,166	$4,041

Income before income tax expense and equity income by country:
United States	$423	$358
United Kingdom	102	119
Canada	42	43
Philippines and other	24	23
Total income before income tax expense and equity income by country	$591	$543

	As of
	March 31,	December 31,
	2017	2016
Total assets:
PacifiCorp	$23,402	$23,563
MidAmerican Funding	18,090	17,571
NV Energy	14,163	14,320
Northern Powergrid	6,637	6,433
BHE Pipeline Group	5,271	5,144
BHE Transmission	8,500	8,378
BHE Renewables	7,533	7,010
HomeServices	1,815	1,776
BHE and Other(1)	1,114	1,245
Total assets	$86,525	$85,440

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2017 (in millions):

					BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Total

December 31, 2016	$1,129	$2,102	$2,369	$930	$75	$1,470	$95	$840	$9,010
Acquisitions	—	—	—	—	—	—	—	100	100
Foreign currency translation	—	—	—	12	—	13	—	—	25
Other	—	—	—	—	(2)	—	—	—	(2)
March 31, 2017	$1,129	$2,102	$2,369	$942	$73	$1,483	$95	$940	$9,133

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2017 and 2016

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2017	2016	Change
Net income attributable to BHE shareholders:
PacifiCorp	$179	$165	$14	8%
MidAmerican Funding	102	73	29	40
NV Energy	33	21	12	57
Northern Powergrid	82	98	(16)	(16)
BHE Pipeline Group	121	109	12	11
BHE Transmission	60	48	12	25
BHE Renewables	34	12	22	*
HomeServices	—	1	(1)	(100)
BHE and Other	(55)	(37)	(18)	(49)
Total net income attributable to BHE shareholders	$556	$490	$66	13

*    Not meaningful

Net income attributable to BHE shareholders increased $66 million for the first quarter of 2017 compared to 2016 due to the following:

•
PacifiCorp's net income increased $14 million primarily due to higher margins of $15 million and lower operations and maintenance expenses of $15 million, partially offset by higher depreciation and amortization of $6 million and higher property taxes of $3 million. Margins increased due to higher retail customer volumes, lower average purchased electricity prices and higher wholesale electricity revenue from higher short-term prices, partially offset by higher purchased electricity volumes and lower average retail rates. Retail customer volumes increased by 2.8% mainly due to the impacts of weather on residential and commercial customers, primarily in Oregon and Washington, an increase in the average number of residential and commercial customers, primarily in Utah, and higher industrial usage, partially offset by lower residential usage in Utah and Oregon.

•
MidAmerican Funding's net income increased $29 million due to higher electric margins of $24 million and higher recognized production tax credits of $21 million, partially offset by higher operations and maintenance expenses of $7 million, higher depreciation and amortization of $7 million and higher property and other taxes of $2 million. Electric margins reflect higher wholesale revenue from higher sales prices and volumes and higher retail customer volumes from industrial growth, partially offset by higher purchased electricity and coal costs.

•
NV Energy's net income increased $12 million due to lower operating expenses of $11 million and lower interest expense of $9 million, primarily due to financing transactions and other maturities in 2016, partially offset by lower electric margins of $2 million. Operating expenses decreased due to lower planned maintenance and other generating costs and lower energy efficiency program costs, which are offset in electric margins. Excluding the impact of the lower energy efficiency program costs, electric margins increased primarily due to higher customer usage at Sierra Pacific from the impacts of weather.

•
Northern Powergrid's net income decreased $16 million largely due to the stronger United States dollar of $13 million, higher depreciation of $7 million from additional assets placed in-service and lower distribution revenues of $2 million, partially offset by higher smart metering revenues of $6 million. Higher distribution tariff rates were more than offset by the recovery in 2016 of the December 2013 customer rebate, unfavorable movements in regulatory provisions and lower units distributed.

•
BHE Pipeline Group's net income increased $12 million due to higher transportation revenues at Northern Natural Gas and a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by the FERC at Kern River, partially offset by lower transportation revenues at Kern River.

•
BHE Transmission's net income increased $12 million from higher earnings at AltaLink of $10 million and at BHE U.S. Transmission of $2 million. Earnings at AltaLink increased primarily due to additional assets placed in-service and the stronger Canadian dollar of $2 million. BHE U.S. Transmission's earnings improved primarily from higher equity earnings at Electric Transmission Texas, LLC from continued investment and additional assets placed in-service.

•
BHE Renewables' net income increased $22 million primarily due to favorable earnings from tax equity investments reaching commercial operation, additional wind and solar capacity placed in-service, favorable changes in the valuations of interest rate swap derivatives and higher production at the Casecnan project due to higher rainfall, partially offset by an unfavorable change in the valuation of a power purchase agreement derivative.

•
HomeServices' net income decreased $1 million primarily due to brokerage acquisition-related costs and a $2 million gain in 2016 from the acquisition of interests in equity method investments in the insurance business, partially offset by higher earnings at existing brokerage, mortgage, settlement services and franchise businesses.

•
BHE and Other net loss increased $18 million primarily due to lower federal income tax credits recognized on a consolidated basis and higher United States income taxes on foreign earnings, partially offset by lower consolidated deferred state income tax expense due to changes in the tax status of certain subsidiaries and lower interest expense due to redemptions of junior subordinated debentures.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2017	2016	Change
Operating revenue:
PacifiCorp	$1,281	$1,252	$29	2%
MidAmerican Funding	696	626	70	11
NV Energy	584	615	(31)	(5)
Northern Powergrid	245	279	(34)	(12)
BHE Pipeline Group	315	315	—	—
BHE Transmission	166	158	8	5
BHE Renewables	144	139	5	4
HomeServices	585	491	94	19
BHE and Other	150	166	(16)	(10)
Total operating revenue	$4,166	$4,041	$125	3

Operating income:
PacifiCorp	$345	$324	$21	6%
MidAmerican Funding	107	100	7	7
NV Energy	98	89	9	10
Northern Powergrid	133	158	(25)	(16)
BHE Pipeline Group	208	192	16	8
BHE Transmission	77	76	1	1
BHE Renewables	15	24	(9)	(38)
HomeServices	2	(1)	3	*
BHE and Other	(14)	(9)	(5)	(56)
Total operating income	$971	$953	$18	2

*    Not meaningful

PacifiCorp

Operating revenue increased $29 million for 2017 compared to 2016 due to higher retail revenue of $17 million and higher wholesale and other revenue of $12 million. Retail revenue increased due to higher customer volumes, partially offset by lower demand side management revenue (offset in operations and maintenance expenses), primarily driven by the establishment of the Utah Sustainable Transportation and Energy Plan program, and lower average retail rates from unfavorable price mix. Wholesale and other revenue increased due to higher short-term wholesale electricity prices. Retail customer volumes increased 2.8% mainly due to the impacts of weather on residential and commercial customers, primarily in Oregon and Washington, an increase in the average number of residential and commercial customers, primarily in Utah, and higher industrial usage, partially offset by lower residential usage in Utah and Oregon.

Operating income increased $21 million for 2017 compared to 2016 due to higher margins of $15 million and lower operations and maintenance expenses of $15 million, partially offset by higher depreciation and amortization of $6 million and higher property taxes of $3 million. Margins increased due to higher retail customers volumes, lower average purchased electricity prices and higher wholesale electricity revenue, partially offset by higher purchased electricity volumes and unfavorable retail price mix. Operations and maintenance expenses decreased primarily due to a decrease in demand side management amortization expense (offset in retail revenue), a decrease in pension expense and lower plant maintenance, partially offset by an increase in injury and damage expenses, primarily as a result of a first quarter 2016 accrual for insurance proceeds.

MidAmerican Funding

Operating revenue increased $70 million for 2017 compared to 2016 due to higher natural gas operating revenue of $36 million and higher electric operating revenue of $34 million. Natural gas operating revenue increased due to a higher average per-unit cost of gas sold of $40 million (offset in cost of sales) and 6.9% higher wholesale volumes, partially offset by 5.4% lower retail sales volumes. Electric operating revenue increased due to higher wholesale and other revenue of $21 million and higher retail revenue of $13 million. Electric wholesale and other revenue increased due to higher wholesale volumes of $15 million and higher wholesale prices of $7 million. Electric retail revenue increased $7 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense) and $9 million from non-weather usage and rate factors, including higher industrial customer sales volumes, partially offset by $3 million from the impact of warmer winter temperatures in 2017. Electric retail customer volumes increased 1.6% from industrial growth, partially offset by the unfavorable impact of temperatures.

Operating income increased $7 million for 2017 compared to 2016 due to higher electric operating income of $10 million, partially offset by lower natural gas operating income of $3 million from the lower retail sales volumes. Electric operating income increased primarily due to the higher operating revenue, partially offset by higher energy costs of $10 million from higher purchased power costs and higher coal-fueled generation, higher operations and maintenance expenses of $7 million, higher depreciation and amortization of $7 million and higher property and other taxes of $2 million. Operations and maintenance expenses increased primarily due to higher operations costs recovered through bill riders and higher maintenance costs related to additional wind turbines. The increase in depreciation and amortization reflects wind generation and other plant placed in-service and an accrual for an Iowa regulatory revenue sharing arrangement, partially offset by a reduction of $9 million from lower depreciation rates implemented in December 2016.

NV Energy

Operating revenue decreased $31 million for 2017 compared to 2016 due to lower electric operating revenue of $19 million and lower natural gas operating revenue of $12 million. Electric operating revenue decreased due to lower retail revenue of $23 million, partially offset by higher wholesale and other revenue of $4 million. Retail revenue decreased primarily due to $10 million from lower retail rates primarily from energy costs that are passed on to customers through deferred energy adjustment mechanisms, $8 million of lower commercial and industrial revenue mainly from customers purchasing energy from alternative providers and becoming distribution only service customers and $6 million of lower energy efficiency rate revenue (offset in operating expenses). Electric retail customer volumes, including distribution only service customers, increased 0.5% compared to 2016. Natural gas operating revenue decreased primarily due to lower energy rates, partially offset by higher customer usage.

Operating income increased $9 million for 2017 compared to 2016 due to lower operating expenses of $11 million, partially offset by lower electric margins of $2 million. Electric margins were lower due to lower electric operating revenue, partially offset by lower energy costs of $16 million and higher customer usage at Sierra Pacific from the impacts of weather. Energy costs decreased due to lower net deferred power costs of $53 million, partially offset by a higher average cost of fuel for generation of $34 million and higher purchased power costs of $3 million. Operating expenses decreased due to lower planned maintenance and other generating costs and lower energy efficiency program costs (offset in electric operating revenue).

Northern Powergrid

Operating revenue decreased $34 million for 2017 compared to 2016 due to the stronger United States dollar of $38 million and lower distribution revenue of $2 million, partially offset by higher smart metering revenue of $6 million. Distribution revenue decreased due to the recovery in 2016 of the December 2013 customer rebate of $11 million, unfavorable movements in regulatory provisions of $6 million and lower units distributed of $5 million, partially offset by higher tariff rates of $20 million. Operating income decreased $25 million for 2017 compared to 2016 due to the stronger United States dollar of $21 million and higher depreciation of $7 million from additional assets placed in-service.

BHE Pipeline Group

Operating revenue was unchanged from 2016 as higher transportation revenues and higher gas sales of $4 million related to system balancing activities (largely offset in cost of sales) at Northern Natural Gas were offset by lower transportation revenues at Kern River. Operating income increased $16 million for 2017 compared to 2016 primarily due to a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by the FERC at Kern River and the higher transportation revenues.

BHE Transmission

Operating revenue increased $8 million for 2017 compared to 2016 primarily due to $13 million from additional assets placed in-service and recovery of higher costs and the stronger Canadian dollar of $6 million, partially offset by $14 million due to AltaLink's change to the flow through method of recognizing income tax expense, which also reduced income tax expense, that was approved by the AUC in May 2016. Operating income increased $1 million for 2017 compared to 2016 mainly due to the stronger Canadian dollar of $3 million.

BHE Renewables

Operating revenue increased $5 million for 2017 compared to 2016 due to additional wind and solar capacity placed in service of $13 million and higher production at the Casecnan project of $5 million due to higher rainfall, partially offset by an unfavorable change in the valuation of a power purchase agreement derivative of $9 million and lower wind generation of $2 million at the Pinyon Pines projects. Operating income decreased $9 million for 2017 compared to 2016 due to higher operating expense of $9 million and higher depreciation and amortization of $5 million, each primarily due to the additional wind and solar capacity placed in-service, partially offset by the increase in operating revenue. Operating expense also increased from the scope and timing of maintenance at certain geothermal plants. The change in depreciation and amortization reflects a reduction of $2 million from the extension of the useful life of certain wind-generating facilities from 25 years to 30 years effective January 2017.

HomeServices

Operating revenue increased $94 million for 2017 compared to 2016 due to a 12.0% increase in closed brokerage units and a 3.4% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $42 million and an increase in acquired businesses totaling $52 million. The increase in existing businesses reflects a 4.4% increase in close brokerage units. Operating income increased $3 million for 2017 compared to 2016 due to higher earnings at existing franchise, settlement services and insurance businesses, partially offset by net losses from acquired brokerage businesses. Operating income at existing brokerage businesses was relatively unchanged as the increase in closed units was largely offset by a higher commission expenses and higher operating expenses.
BHE and Other

Operating revenue decreased $16 million for 2017 compared to 2016 due to lower electricity and natural gas volumes and electricity prices, partially offset by higher natural gas prices, at MidAmerican Energy Services, LLC. Operating loss increased $5 million for 2017 compared to 2016 due to higher other operating costs, partially offset by higher margins of $3 million at MidAmerican Energy Services, LLC.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2017	2016	Change

Subsidiary debt	$346	$349	$(3)	(1)%
BHE senior debt and other	105	102	3	3
BHE junior subordinated debentures	7	22	(15)	(68)
Total interest expense	$458	$473	$(15)	(3)

Interest expense decreased $15 million for 2017 compared to 2016 due to $2.0 billion of BHE junior subordinated debenture repayments in 2016, scheduled maturities and principal payments, early redemptions and the impact of foreign currency exchange rate movements of $4 million, partially offset by debt issuances at MidAmerican Funding, AltaLink and BHE Renewables.

Other, net

Other, net increased $15 million for 2017 compared to 2016 primarily due to higher investment returns and favorable changes in the valuations of interest rate swap derivatives of $6 million.

Income Tax Expense

Income tax expense decreased $22 million for 2017 compared to 2016 and the effective tax rate was 9% for 2017 and 14% for 2016. The effective tax rate decreased due to higher production tax credits recognized of $19 million, favorable impacts of rate making of $15 million and lower consolidated deferred state income tax expense due to changes in the tax status of certain subsidiaries, partially offset by higher income tax expense on higher pre-tax income and higher United States income taxes on foreign earnings.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2017 were $87 million, or $19 million higher than 2016, while production tax credits earned in 2017 were $141 million, or $41 million higher than 2016. The difference between production tax credits recognized and earned of $54 million as of March 31, 2017, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2017.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2017, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$79	$15	$490	$86	$61	$7	$280	$1,018

Credit facilities	2,000	1,000	609	650	188	995	915	6,357
Less:
Short-term debt	(1,351)	(8)	—	(6)	—	(262)	(384)	(2,011)
Tax-exempt bond support and letters of credit	(7)	(92)	(220)	(80)	—	(8)	—	(407)
Net credit facilities	642	900	389	564	188	725	531	3,939

Total net liquidity	$721	$915	$879	$650	$249	$732	$811	$4,957
Credit facilities:
Maturity dates	2019	2018, 2019	2017, 2018	2018	2020	2017, 2018, 2021	2017, 2018

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016 were $1.418 billion and $1.360 billion, respectively. The change was primarily due to lower cash payments for interest, improved operating results and other changes in working capital.

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

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2017 and 2016 were $(1.5) billion and $(1.3) billion, respectively. The change was primarily due to higher cash paid for acquisitions, partially offset by lower funding of tax equity investments and lower capital expenditures of $162 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2017 was $328 million. Sources of cash totaled $984 million and consisted of $844 million of proceeds from subsidiary debt issuances and $140 million of net proceeds from short-term debt. Uses of cash totaled $656 million and consisted mainly of repayments of subsidiary debt totaling $425 million and repayments of BHE junior subordinated debentures of $200 million.

For a discussion of recent financing transactions, refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the three-month period ended March 31, 2016 was $(99) million. Uses of cash totaled $821 million and consisted mainly of repayments of BHE junior subordinated debentures of $500 million and repayments of subsidiary debt totaling $310 million. Sources of cash totaled $722 million related to net proceeds from short-term debt.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2016	2017	2017
Capital expenditures by business:
PacifiCorp	$201	$178	$837
MidAmerican Funding	332	238	1,783
NV Energy	146	99	427
Northern Powergrid	155	151	629
BHE Pipeline Group	30	38	366
BHE Transmission	112	85	329
BHE Renewables	45	71	230
HomeServices	4	5	32
BHE and Other	2	—	23
Total	$1,027	$865	$4,656

Capital expenditures by type:
Wind generation	$105	$49	$1,063
Solar generation	5	51	148
Electric transmission	115	92	352
Environmental	16	—	130
Other growth	92	136	552
Operating	694	537	2,411
Total	$1,027	$865	$4,656

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $29 million and $69 million for the three-month periods ended March 31, 2017 and 2016, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $702 million for 2017. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2019. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns if they are above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. Each of these projects is expected to qualify for 100% of production tax credits currently available.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy and the construction of new wind-powered generating facilities at PacifiCorp totaling $31 million for the three-month period ended March 31, 2017. PacifiCorp and MidAmerican Energy anticipate costs for these activities will total an additional $299 million for 2017. The repowering projects entail the replacement of significant components of older turbines. The energy production from the repowered and the new facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years once the equipment is placed in-service.

•
Solar generation includes the construction of the community solar gardens project in Minnesota at BHE Renewables totaling $36 million for the three-month period ended March 31, 2017. BHE Renewables anticipates costs for the community solar gardens project will total an additional $153 million for 2017.

•
Electric transmission includes PacifiCorp's costs associated with main grid reinforcement and the Energy Gateway Transmission Expansion Program, MidAmerican Energy's MVPs approved by the Midcontinent Independent System Operator, Inc. for the construction of approximately 250 miles of 345 kV transmission line located in Iowa and Illinois and AltaLink's directly assigned projects from the AESO.

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

•	Other growth includes projects to deliver power and services to new markets, new customer connections and enhancements to existing customer connections.

•
Operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid and investments in routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Acquisitions

The Company completed various acquisitions totaling $579 million for the three-month period ended March 31, 2017. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which related primarily to development and construction costs for the 110-megawatt Alamo 6 solar-powered generation project, the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power and a residential real estate brokerage business. There were no other material assets acquired or liabilities assumed.

Integrated Resource Plan

In April 2017, PacifiCorp filed its 2017 Integrated Resource Plan ("IRP") with its state commissions. The IRP includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. Implementation of wind upgrades, new transmission, and new wind renewable resources will require an estimated $3.5 billion in capital investment from 2017 through 2020. PacifiCorp's forecast capital expenditures for 2018 through 2019 increased $723 million from the forecast included in BHE's 2016 Annual Report on Form 10-K as a result of its 2017 IRP.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $170 million in 2015, $584 million in 2016 and $85 million through March 31, 2017, and expects to contribute $120 million for the remainder of 2017 and $201 million in 2018 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 other than the recent financing transactions and the renewable tax equity investments previously discussed.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which will go into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed in the Northern District of Illinois against the Illinois Power Agency alleging that the state’s zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC’s energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon has intervened in both suits and has filed motions to dismiss in both matters. These motions are currently pending.

On January 9, 2017 the Electric Power Supply Association filed two requests with the FERC seeking to expand Minimum Price Offer Rule ("MOPR") provisions to apply to existing resources receiving zero emission credit compensation. If successful, an expanded MOPR could result in an increased risk of Quad Cities Station not clearing in future capacity auctions and Exelon Generation no longer receiving capacity revenues for the facility. As majority owner and operator of Quad Cities Station, Exelon Generation has filed protests at the FERC in response to each filing. The timing of the FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and new regulatory matters occurring in 2017.

PacifiCorp

Utah

In March 2017, PacifiCorp filed its annual Energy Balancing Account ("EBA") with the UPSC seeking approval to refund to customers $7 million in deferred net power costs for the period January 1, 2016 through December 31, 2016, reflecting the difference between base and actual net power costs in the 2016 deferral period. In April 2017, PacifiCorp revised its recommendation and requested approval to refund an additional $7 million to customers resulting in an interim rate reduction of $14 million. The rate change is effective on an interim basis May 1, 2017.

In March 2017, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to refund to customers $1 million for the period January 1, 2016 through December 31, 2016 for the difference in base and actual renewable energy credits. The rate change will be effective on an interim basis June 1, 2017.

As a result of the Utah Sustainable Transportation and Energy Plan legislation that was signed into law in March 2016, PacifiCorp filed an application in September 2016 seeking approval of phase 1 of a proposed five-year pilot program with an annual budget of $10 million authorized under the legislation. The UPSC issued an order approving phase one of the five-year pilot program in December 2016. Phases two and three of PacifiCorp's application for approval of programs authorized by the legislation are ongoing at the UPSC. A hearing was held April 18, 2017 in Phase two of the application which includes projects under the Clean Coal Technology Program and an incentive for commercial line extensions. Phase three addresses the electric vehicle incentive program, including a residential time of use rate pilot.

In November 2016, PacifiCorp filed cost of service analyses, as ordered by the UPSC, to quantify the cost shifting due to net metering. The UPSC ordered the analyses to comply with a 2014 law requiring the examination of whether the costs of net metering exceed the benefits to PacifiCorp and other customers. The filing includes a proposal for a new rate schedule for residential customer generators with a three-part rate based on the cost of serving this class of customer, which will mitigate future cost shifting. PacifiCorp proposed that the new rate schedule only apply to new net metering customers that submit applications after December 9, 2016. On December 9, 2016, PacifiCorp requested that the effective date for the start of a transitional tariff be suspended while it works with stakeholders on a collaborative process to resolve net metering rate design issues. The filing also requests an increase in the application fees for net metering. In February 2017, the UPSC ruled on motions to dismiss and requests for a show cause order for a general rate case filed by various parties to the docket and denied the motions. The UPSC has set a procedural schedule with hearings to occur in August 2017.

Oregon

In March 2017, PacifiCorp submitted its filing for the annual Transitional Adjustment Mechanism ("TAM") filing in Oregon requesting an annual increase of $18 million, or an average price increase of 1.5%, based on forecasted net power costs and loads for calendar year 2018. Consistent with Oregon Senate Bill 1547, the filing includes an update of the impact of expiring production tax credits, which accounts for $6 million of the total rate adjustment. The filing will be updated for changes in contracts and market conditions in July and November 2017, before final rates become effective in January 2018.

Wyoming

In April 2017, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to refund to customers $5 million in deferred net power costs for the period January 1, 2016 through December 31, 2016, and the RRA application requests approval to refund to customers $1 million. If approved by the WPSC, the ECAM and RRA rates will be effective June 15, 2017 on an interim basis until a final order is issued by the WPSC.

Idaho

In January 2017, a $1 million, or 0.4%, decrease in base rates became effective as a result of a filing made with the IPUC to update net power costs in base rates in compliance with a prior rate plan stipulation.

In March 2017, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $8 million for deferred costs in 2016. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, recovery of Deer Creek mine investment, and changes in production tax credits and renewable energy credits. If approved by the IPUC, the ECAM rates would be effective June 1, 2017.

California

In April 2017, PacifiCorp filed an application with the CPUC for an overall rate increase of 1.3% to recover $3 million of costs recorded in the catastrophic events memorandum account over a two-year period effective April 1, 2018, The catastrophic events memorandum account includes costs for implementing drought-related fire hazard mitigation measures and storm damage and recovery efforts associated with the December 2016 and January 2017 winter storms.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MWs of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision result in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes.

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

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one MW or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicants' share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs.

In May 2015, Wynn Las Vegas, LLC ("Wynn"), filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In December 2015, the PUCN granted the application subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. In December 2015, Wynn filed a petition for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In September 2016, Wynn paid impact fees totaling $15 million. In October 2016, Wynn became a distribution only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts.

In September 2016, Switch, Ltd. ("Switch"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers subject to conditions, including paying an impact fee to Nevada Power. In March 2017, Switch provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers.

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

In July 2016, the Nevada Utilities filed applications with the PUCN to revert back to the original net metering rates for a period of twenty years for customers who installed or had an active application for distributed, renewable generating facilities as of December 31, 2015. In September 2016, the PUCN issued an order accepting the stipulation and approved the applications as modified by the stipulation. In December 2016, as a part of Sierra Pacific's regulatory rate review, the PUCN issued an order establishing an additional six MWs of net metering under the grandfathered rates in the Sierra Pacific service territory; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. As mentioned above, Sierra Pacific has filed a petition for reconsideration relating to the additional six MWs of net metering.

In March 2017, the Nevada Utilities filed a joint application with several solar companies to extend the period for eligible customers to opt into the grandfathered net metering rates. The PUCN voted to approve the application and give qualifying customers until July 2017 to make this election.

Energy Choice Initiative

In November 2016, a majority of Nevada voters supported a ballot measure to amend Article 1 of the Nevada Constitution. If approved again in the general election of 2018, the proposed constitutional amendment would require the Nevada Legislature to create, on or before July 2023, an open and competitive retail electric market that includes provisions to reduce costs to customers, protect against service disconnections and unfair practices, and prohibit the granting of monopolies and exclusive franchises for the generation of electricity. The outcome of any customer choice initiative could have broad implications to the Nevada Utilities. The Governor issued an executive order establishing the Governor’s Committee on Energy Choice in which the Nevada Utilities have representation. The Nevada Utilities are engaged in the initiative process and with the Governor's Committee on Energy Choice but cannot assess or predict the outcome of the potential constitutional amendment or the financial impact, if any, at this time. The uncertainty created by the ballot initiative complicates both the short-term allocation of resources and long-term resource planning for the Nevada Utilities, including the ability to forecast load growth and the timing of resource additions. This uncertainty in planning is evidenced by a recent decision the PUCN issued denying Nevada Power’s proposed purchase of the South Point Energy Center, citing the unknown outcomes of the energy choice initiative as one of the factors considered in their decision.

ALP

General Tariff Applications

In November 2014, ALP filed a GTA requesting the AUC approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the AESO. ALP amended the GTA in June 2015 and in October 2015. In May 2016, the AUC issued its decision pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 to comply with the AUC's decision and to provide customers with tariff relief through: (i) the discontinuance of construction work-in-progress ("CWIP") in rate base and the return to AFUDC accounting effective January 1, 2015, and (ii) the refund of previously collected CWIP in rate base as part of ALP's transmission tariffs during 2011-2014 less related returns. In October 2016, ALP amended its 2015-2016 GTA compliance filing made in July 2016 to reflect the impacts of the generic cost of capital decision issued in October 2016.

In December 2016, the AUC issued its decision with respect to ALP’s 2015-2016 GTA compliance filing made in July 2016, as amended. The AUC found that ALP has either complied with or the AUC has otherwise relieved ALP from its compliance with all its directions in its decision except for Directive 47, which dealt with the determination of the refund for previously collected CWIP-in-rate base and all related amounts. In January 2017, ALP filed its second compliance filing as directed by the AUC and requested a technical conference to explain the technical aspects of the filing.

In March 2017, the technical conference was held, and all key aspects of ALP’s approach and methodologies used in its second compliance filing to comply with AUC directives were reviewed and discussed. In April 2017, ALP filed with the AUC an amendment to its second compliance filing asking to remove C$7 million of recapitalized AFUDC associated with canceled projects that were not capitalized to rate base, and to increase the amount of income tax refund related to previously collected CWIP-in-rate base by C$4 million. As a result of this amendment, ALP’s forecast transmission tariffs were reduced from C$679 million to C$675 million for 2016, and remained unchanged at C$599 million for 2015, compared to the January 2017 second compliance filing, as amended.

Once the AUC approves ALP’s second compliance filing, as amended, final transmission tariff rates for the 2015 and 2016 test years will be set, subject to further adjustment through the deferral account reconciliation process.

ALP updated and refiled its 2017-2018 GTA in August 2016 to reflect the findings and conclusions of the AUC in its 2015-2016 GTA decision issued in May 2016. In October 2016, ALP amended its 2017-2018 GTA to reflect the impacts of the generic cost of capital decision issued in October 2016 and other updates and revisions. The amendment requests the AUC to approve ALP's revenue requirement of C$891 million for 2017 and C$919 million for 2018. In November 2016, the AUC approved the 2017 interim refundable transmission tariff at C$70 million per month effective January 2017. In December 2016, the AUC approved ALP's request to enter into a negotiated settlement process. In January 2017, the parties successfully reached a negotiated settlement on all aspects of ALP’s 2017-2018 GTA and in February 2017, ALP filed with the AUC the 2017-2018 negotiated settlement application for approval. The application consists of negotiated reductions of C$16 million of operating expenses and C$40 million of transmission maintenance and information technology capital expenditures over the two years, as well as an increase to miscellaneous revenue of C$3 million. These reductions resulted in a C$24 million, or 1.3%, net decrease to the two-year total revenue requirement applied for in ALP’s 2017-2018 GTA amendment filed in October 2016. In addition, ALP proposed to provide significant tariff relief through the refund of previously collected accumulated depreciation surplus of C$130 million (C$125 million net of other related impacts). The negotiated settlement agreement also provides for additional potential reductions over the two years through a 50/50 cost savings sharing mechanism.

Deferral Account Reconciliation Application

In April 2017, ALP filed its application with the AUC with respect to ALP’s 2014 projects and deferral accounts and specific 2015 projects. The application includes approximately C$2.0 billion in net capital additions.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" of each respective Registrant in Part I, Item 2 of this Form 10-Q for discussion of each Registrant's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, and new environmental matters occurring in 2017.

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

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions requiring SCR controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance relating to PacifiCorp and Arizona Public Service Company as they work with state and federal agencies on an alternate compliance approach for Cholla Unit 4. In January 2015, permit applications and studies were submitted to amend the Cholla Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025. The Arizona Department of Environmental Quality prepared a draft permit and a revision to the Arizona regional haze SIP, held two public hearings in July 2015 and, after considering the comments received during the public comment period that closed on July 14, 2015, submitted the final proposals to the EPA for review, public comment and final action. The EPA issued its proposed action to approve amendments to the Arizona regional haze SIP, which were published in the Federal Register in July 2016. The EPA's final action to approve the amendments to the Arizona regional haze SIP was issued January 13, 2017, and published in the Federal Register March 27, 2017, with an effective date of April 26, 2017.

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. Nevada Power, along with the other owners of the facility, have been reviewing the EPA's proposal to determine its impact on the viability of the facility's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. Renewal of the lease will require completion of an Environmental Impact Statement as well as a renewal of the fuel supply agreement. In September 2013, the EPA issued a supplemental proposal that included another BART alternative called the Technical Work Group Alternative, which is based on a proposal submitted to the EPA by a group of Navajo Generating Station stakeholders. The EPA accepted comments on the various alternatives through January 6, 2014 and, in August 2014, the EPA announced it had approved the final plan for the Navajo Generating Station, including the reduction of emissions of nitrogen oxides by approximately 80% through the retirement of one unit, or the curtailment of generation equivalent to one unit, in 2019 and installation of SCR controls at the other two units by 2030. In October 2014, several groups filed an appeal of the EPA's decision in the Ninth Circuit; oral arguments were heard by the Ninth Circuit on November 18, 2016. The Hopi Tribe was initially part of the larger group appeal but their challenge was subsequently severed from that appeal and is proceeding separately. On March 20, 2017, the Ninth Circuit denied the petitions for review in the larger group appeal and the petition filed by the Hopi Tribe, upholding the EPA’s ability to issue a FIP on tribal land. Nevada Power filed the ERCR Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019, which was approved by the PUCN.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce greenhouse gas emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global greenhouse gas emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. Under the terms of the Paris Agreement, ratifying countries are bound for a three-year period and must provide one-year's notice of their intent to withdraw. The Clean Power Plan, which was finalized by the EPA in 2015 and is currently under review, was the primary basis for the United States' commitment under the Paris Agreement.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards have been appealed to the D.C. Circuit and oral argument was scheduled to be heard April 17, 2017. In March 2017, President Trump signed an Executive Order on Promoting Energy Independence and Economic Growth which includes a requirement to review and revise or rescind the new source performance standards. In response to the Executive Order, the Department of Justice requested that the court postpone the oral argument scheduled for April 17, 2017, and filed a motion to hold the case in abeyance for 30 days after the conclusion of the required regulatory review and any new rulemaking. On March 30, 2017, the court canceled the oral arguments pending disposition of the motion to hold the case in abeyance. Despite the pendency of the appeal and activities associated with implementing the Executive Order, any new fossil-fueled generating facilities constructed by the relevant Registrants will be required to meet the GHG new source performance standards.

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released in August 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The public comment period on the draft federal plan and proposed model trading rules closed January 21, 2016. States were required to submit their initial implementation plans by September 2016 but could request an extension to September 2018. However, on February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the full D.C. Circuit (with the exception of Chief Judge Merrick Garland) on September 27, 2016, and the court has not yet issued its decision. As with the new source performance standards, the existing source standards are subject to review and revision or rescission under the Executive Order, and the Department of Justice filed a motion seeking to have the case held in abeyance pending the review and associated action. The full impacts of the final rule or the federal plan on the Registrants cannot be determined until the outcome of the pending litigation and subsequent appeals, the outcome of any issues should the case be remanded for further action by the EPA and the review of the rule and any subsequent action taken by the EPA in response to the Executive Order. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In November 2015, the EPA published final effluent limitation guidelines and standards for the steam electric power generating sector which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residual leachate and non-chemical metal cleaning wastes. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions has changed the effluent discharged from coal- and natural gas-fueled generating facilities. Under the guidelines, permitting authorities were required to include the new limits in each impacted facility's discharge permit upon renewal; the new limits must be met as soon as possible, beginning November 1, 2018 and must be implemented by December 31, 2023. On April 5, 2017, a request for reconsideration and administrative stay of the guidelines was filed with the EPA. The EPA granted the request for reconsideration on April 12, 2017, imposed an immediate administrative stay of compliance dates in the rule that had not passed judicial review, and requested that the court stay the pending litigation over the rule until September 12, 2017. While most of the issues raised by this rule are already being addressed through the coal combustion residuals rule and are not expected to impose significant additional requirements on the facilities, the impact of the rule cannot be fully determined until the reconsideration action is complete and any judicial review is concluded.

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the U.S. Supreme Court granted a petition to address jurisdictional challenges to the rule. Depending on the outcome of the appeal(s), a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits would have been required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. On February 28, 2017, President Trump signed an Executive Order directing the EPA to review and rescind or revise the rule. Until the rule is reviewed and rescinded or fully litigated and finalized, the Registrants cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2016.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2017, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of PacifiCorp's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PacifiCorp and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 5, 2017

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$15	$17
Accounts receivable, net	633	728
Income taxes receivable	—	17
Inventories:
Materials and supplies	229	228
Fuel	212	215
Regulatory assets	35	53
Other current assets	78	96
Total current assets	1,202	1,354

Property, plant and equipment, net	19,130	19,162
Regulatory assets	1,535	1,490
Other assets	370	388

Total assets	$22,237	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$371	$408
Income taxes payable	80	—
Accrued employee expenses	76	67
Accrued interest	106	115
Accrued property and other taxes	92	63
Short-term debt	8	270
Current portion of long-term debt and capital lease obligations	93	58
Regulatory liabilities	39	54
Other current liabilities	173	164
Total current liabilities	1,038	1,199

Regulatory liabilities	1,017	978
Long-term debt and capital lease obligations	6,934	7,021
Deferred income taxes	4,870	4,880
Other long-term liabilities	909	926
Total liabilities	14,768	15,004

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,000	2,921
Accumulated other comprehensive loss, net	(12)	(12)
Total shareholders' equity	7,469	7,390

Total liabilities and shareholders' equity	$22,237	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Operating revenue	$1,281	$1,252

Operating costs and expenses:
Energy costs	441	427
Operations and maintenance	248	263
Depreciation and amortization	196	190
Taxes, other than income taxes	51	48
Total operating costs and expenses	936	928

Operating income	345	324

Other income (expense):
Interest expense	(95)	(95)
Allowance for borrowed funds	4	4
Allowance for equity funds	7	7
Other, net	3	3
Total other income (expense)	(81)	(81)

Income before income tax expense	264	243
Income tax expense	85	78
Net income	$179	$165

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2015	$2	$—	$4,479	$3,033	$(11)	$7,503
Net income	—	—	—	165	—	165
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, March 31, 2016	$2	$—	$4,479	$3,098	$(11)	$7,568

Balance, December 31, 2016	$2	$—	$4,479	$2,921	$(12)	$7,390
Net income	—	—	—	179	—	179
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, March 31, 2017	$2	$—	$4,479	$3,000	$(12)	$7,469

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$179	$165
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	196	190
Allowance for equity funds	(7)	(7)
Deferred income taxes and amortization of investment tax credits	(5)	(6)
Changes in regulatory assets and liabilities	19	29
Changes in other operating assets and liabilities:
Accounts receivable and other assets	102	104
Derivative collateral, net	(7)	(3)
Inventories	2	(24)
Income taxes	97	84
Accounts payable and other liabilities	(7)	—
Net cash flows from operating activities	569	532

Cash flows from investing activities:
Capital expenditures	(178)	(200)
Other, net	20	(2)
Net cash flows from investing activities	(158)	(202)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(51)	(55)
Net repayments of short-term debt	(262)	(20)
Common stock dividends	(100)	(100)
Net cash flows from financing activities	(413)	(175)

Net change in cash and cash equivalents	(2)	155
Cash and cash equivalents at beginning of period	17	12
Cash and cash equivalents at end of period	$15	$167

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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
In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. PacifiCorp currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp’s performance to date. PacifiCorp’s current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class and jurisdiction.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2017	2016

Property, plant and equipment in-service	5-75 years	$27,341	$27,298
Accumulated depreciation and amortization		(8,927)	(8,793)
Net property, plant and equipment in-service		18,414	18,505
Construction work-in-progress		716	657
Total property, plant and equipment, net		$19,130	$19,162

(4)    Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Pension:
Service cost	$—	$1
Interest cost	12	14
Expected return on plan assets	(18)	(19)
Net amortization	4	8
Net periodic benefit cost	$(2)	$4

Other postretirement:
Service cost	$1	$1
Interest cost	3	4
Expected return on plan assets	(6)	(6)
Net amortization	(1)	(1)
Net periodic benefit credit	$(3)	$(2)

Employer contributions to the pension and other postretirement benefit plans are expected to be $5 million and $- million, respectively, during 2017. As of March 31, 2017, $1 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2017
Not designated as hedging contracts(1):
Commodity assets	$7	$—	$5	$—	$12
Commodity liabilities	(1)	—	(27)	(91)	(119)
Total	6	—	(22)	(91)	(107)

Total derivatives	6	—	(22)	(91)	(107)
Cash collateral receivable	—	—	13	63	76
Total derivatives - net basis	$6	$—	$(9)	$(28)	$(31)

As of December 31, 2016
Not designated as hedging contracts(1):
Commodity assets	$24	$2	$1	$—	$27
Commodity liabilities	(6)	—	(14)	(84)	(104)
Total	18	2	(13)	(84)	(77)

Total derivatives	18	2	(13)	(84)	(77)
Cash collateral receivable	—	—	10	59	69
Total derivatives - net basis	$18	$2	$(3)	$(25)	$(8)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2017 and December 31, 2016, a regulatory asset of $103 million and $73 million, respectively, was recorded related to the net derivative liability of $107 million and $77 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016

Beginning balance	$73	$133
Changes in fair value recognized in net regulatory assets	24	26
Net gains reclassified to operating revenue	12	8
Net losses reclassified to energy costs	(6)	(23)
Ending balance	$103	$144

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2017	2016
Electricity (sales) purchases	Megawatt hours	—	(3)
Natural gas purchases	Decatherms	82	84
Fuel oil purchases	Gallons	8	11

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2017, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $112 million and $97 million as of March 31, 2017 and December 31, 2016, respectively, for which PacifiCorp had posted collateral of $76 million and $69 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2017 and December 31, 2016, PacifiCorp would have been required to post $28 million and $22 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2017
Assets:
Commodity derivatives	$—	$12	$—	$(6)	$6
Money market mutual funds(2)	12	—	—	—	12
Investment funds	18	—	—	—	18
	$30	$12	$—	$(6)	$36

Liabilities - Commodity derivatives	$—	$(119)	$—	$82	$(37)

As of December 31, 2016
Assets:
Commodity derivatives	$—	$27	$—	$(7)	$20
Money market mutual funds(2)	13	—	—	—	13
Investment funds	17	—	—	—	17
	$30	$27	$—	$(7)	$50

Liabilities - Commodity derivatives	$—	$(104)	$—	$76	$(28)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $76 million and $69 million as of March 31, 2017 and December 31, 2016, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,003	$8,149	$7,052	$8,204

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

Congress failed to pass legislation needed to implement the original KHSA. On April 6, 2016, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce and other stakeholders executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC") jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective.

Under the amended KHSA, PacifiCorp and its customers are protected from uncapped dam removal costs and liabilities. The KRRC must indemnify PacifiCorp from liabilities associated with dam removal. The amended KHSA also limits PacifiCorp's contribution to facilities removal costs to no more than $200 million, of which up to $184 million would be collected from PacifiCorp's Oregon customers with the remainder to be collected from PacifiCorp's California customers. California voters approved a water bond measure in November 2014 from which the state of California's contribution toward facilities removal costs are being drawn. In accordance with this bond measure, additional funding of up to $250 million for facilities removal costs was included in the California state budget in 2016, with the funding effective for at least five years. If facilities removal costs exceed the combined funding that will be available from PacifiCorp's Oregon and California customers and the state of California, sufficient funds would need to be provided by the KRRC or an entity other than PacifiCorp for removal to proceed.

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

Results of Operations for the First Quarter of 2017 and 2016

Overview

Net income for the first quarter of 2017 was $179 million, an increase of $14 million or 8%, compared to 2016. Net income increased due to higher margins of $15 million, lower operations and maintenance of $15 million, partially offset by higher depreciation and amortization of $6 million and higher property taxes of $3 million. Margins increased primarily due to higher retail customer volumes, lower purchased electricity prices and higher wholesale electricity revenue from higher short-term market prices, partially offset by higher purchased electricity volumes and lower average retail rates. Retail customer volumes increased by 2.8% mainly due to the impacts of weather on residential and commercial customers, primarily in Oregon and Washington, an increase in the average number of residential and commercial customers, primarily in Utah, and higher industrial usage, partially offset by lower residential usage in Utah and Oregon. Energy generated decreased 4% for the first quarter of 2017 compared to 2016 primarily due to lower natural gas-fueled generation and wind-powered generation. Wholesale electricity sales volumes decreased 13% and purchased electricity volumes increased 27%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	First Quarter
	2017	2016	Change

Gross margin (in millions):
Operating revenue	$1,281	$1,252	$29	2%
Energy costs	441	427	14	3
Gross margin	$840	$825	$15	2

Sales (GWh):
Residential	4,461	4,260	201	5%
Commercial	4,195	4,091	104	3
Industrial, irrigation and other	5,014	4,943	71	1
Total retail	13,670	13,294	376	3
Wholesale	1,650	1,894	(244)	(13)
Total sales	15,320	15,188	132	1

Average number of retail customers
(in thousands)	1,859	1,833	26	1%

Average revenue per MWh:
Retail	$86.80	$87.99	$(1.19)	(1)%
Wholesale	$34.81	$24.53	$10.28	42%

Heating degree days	4,758	4,438	320	7%

Sources of energy (GWh)(1):
Coal	8,840	8,732	108	1%
Natural gas	1,838	2,326	(488)	(21)
Hydroelectric(2)	1,379	1,344	35	3
Wind and other(2)	880	1,009	(129)	(13)
Total energy generated	12,937	13,411	(474)	(4)
Energy purchased	3,585	2,826	759	27
Total	16,522	16,237	285	2

Average cost of energy per MWh:
Energy generated(3)	$19.30	$17.89	$1.41	8%
Energy purchased	$41.82	$48.49	$(6.67)	(14)%

(1)	GWh amounts are net of energy used by the related generating facilities.

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

Gross margin increased $15 million, or 2%, for the first quarter of 2017 compared to 2016 primarily due to:

•
$36 million of higher retail revenues due to increased retail customer volumes of 2.8% mainly due to the impacts of weather on residential and commercial customers, primarily in Oregon and Washington, an increase in the average number of residential and commercial customers, primarily in Utah, and higher industrial usage, partially offset by lower residential usage in Utah and Oregon;

•	$22 million of lower purchased electricity due to lower average prices;

•	$11 million of higher wholesale revenue, primarily due to higher average wholesale short-term market prices; and

•	$10 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms.

The increases above were partially offset by:

•	$35 million of higher purchased electricity costs due to higher volumes;

•	$12 million of higher coal costs from higher average coal prices and volumes;

•
$11 million of lower Demand Side Management ("DSM") revenues (offset in operating expenses), primarily driven by the recently implemented Utah Sustainable Transportation and Energy Plan ("STEP") program; and

•	$5 million of lower average retail rates from unfavorable price mix.

Operations and maintenance decreased $15 million, or 6%, for the first quarter of 2017 compared to 2016 primarily due to a decrease in DSM amortization expense (offset in revenues) driven by the establishment of the Utah STEP program, a decrease in pension expense primarily due to a current year plan change and lower plant maintenance. These decreases were partially offset by an increase in injury and damage expenses, primarily as a result of a first-quarter 2016 accrual for insurance proceeds.

Depreciation and amortization increased $6 million, or 3%, for the first quarter of 2017 compared to 2016 primarily due to higher plant-in-service.

Taxes, other than income taxes increased $3 million, or 6% for the first quarter of 2017 compared to 2016 due to higher assessed property values and lower capitalization of property taxes.

Income tax expense increased $7 million, or 9%, for the first quarter of 2017 compared to 2016 and the effective tax rate was 32% for 2017 and 2016.

Liquidity and Capital Resources

As of March 31, 2017, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$15

Credit facilities	1,000
Less:
Short-term debt	(8)
Tax-exempt bond support	(92)
Net credit facilities	900

Total net liquidity	$915

Credit facilities:
Maturity dates	2018, 2019

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016 were $569 million and $532 million, respectively. The change was primarily due to an increase in cash collected from retail and wholesale customers, partially offset by increases in payments for payroll and purchased power.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2017 and 2016 were $(158) million and $(202) million, respectively. The change reflects a current year net distribution from an affiliate of $13 million and a decrease in capital expenditures of $22 million in 2017. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2017 was $(413) million. Uses of cash consisted substantially of $100 million for common stock dividends paid to PPW Holdings LLC, $50 million for the repayment of long-term debt and $262 million for the repayment of short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2016 was $(175) million. Uses of cash consisted substantially of $100 million for common stock dividends paid to PPW Holdings LLC, $54 million for the repayment of long-term debt and $20 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2017, PacifiCorp had $8 million of short-term debt outstanding at a weighted average interest rate of 1.10%. As of December 31, 2016, PacifiCorp had $270 million of short-term debt outstanding at a weighted average interest rate of 0.96%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2016	2017	2017

Transmission system investment	$32	$25	$118
Environmental	15	5	32
Wind investment	—	2	35
Operating and other	153	146	652
Total	$200	$178	$837

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects main grid reinforcement costs and initial costs for the 140-mile 500 kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp’s Energy Gateway Transmission expansion program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $14 million in 2017.

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

•
Wind investment includes initial costs for new wind plant construction projects and repowering of certain existing wind plants. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowering totals $6 million in 2017 and for the new wind-powered generating facilities totals $29 million in 2017. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The new wind-powered generating facilities are also expected to be placed in-service in 2019 and 2020. The energy production from the repowered and new wind-powered generating facilities is expected to qualify for 100% of the federal renewable electricity production tax credit available for 10 years once the equipment is placed in-service.

•
Remaining investments relate to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand, including upgrades to customer meters in Oregon and Idaho.

Integrated Resource Plan

In April 2017, PacifiCorp filed its 2017 Integrated Resource Plan ("IRP") with its state commissions. The IRP includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. Implementation of wind upgrades, new transmission, and new wind renewable resources will require an estimated $3.5 billion in capital investment from 2017 through 2020. PacifiCorp's forecast capital expenditures for 2018 through 2019 increased $723 million from the forecast included in PacifiCorp's 2016 Annual Report on Form 10-K as a result of its 2017 IRP.

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

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2016.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2017, and the related statements of operations, changes in equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of MidAmerican Energy's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of MidAmerican Energy Company as of December 31, 2016, and the related statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2017

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$489	$14
Receivables, net	246	285
Income taxes receivable	44	9
Inventories	242	264
Other current assets	28	35
Total current assets	1,049	607

Property, plant and equipment, net	12,863	12,821
Regulatory assets	1,186	1,161
Investments and restricted cash and investments	678	653
Other assets	197	217

Total assets	$15,973	$15,459
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$238	$303
Accrued interest	49	45
Accrued property, income and other taxes	102	137
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	149	159
Total current liabilities	888	993

Long-term debt	4,544	4,051
Deferred income taxes	3,598	3,572
Regulatory liabilities	870	883
Asset retirement obligations	518	510
Other long-term liabilities	290	290
Total liabilities	10,708	10,299

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	4,704	4,599
Total shareholder's equity	5,265	5,160

Total liabilities and shareholder's equity	$15,973	$15,459

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
Regulated electric	$433	$399
Regulated gas and other	262	226
Total operating revenue	695	625

Operating costs and expenses:
Cost of fuel, energy and capacity	102	92
Cost of gas sold and other	172	135
Operations and maintenance	166	160
Depreciation and amortization	117	110
Property and other taxes	31	28
Total operating costs and expenses	588	525

Operating income	107	100

Other income and (expense):
Interest expense	(53)	(49)
Allowance for borrowed funds	2	1
Allowance for equity funds	6	4
Other, net	6	3
Total other income and (expense)	(39)	(41)

Income before income tax benefit	68	59
Income tax benefit	(37)	(17)

Net income	$105	$76

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2015	$561	$4,174	$(30)	$4,705
Net income	—	76	—	76
Other comprehensive income	—	—	1	1
Dividend	—	(117)	27	(90)
Balance, March 31, 2016	$561	$4,133	$(2)	$4,692

Balance, December 31, 2016	$561	$4,599	$—	$5,160
Net income	—	105	—	105
Balance, March 31, 2017	$561	$4,704	$—	$5,265

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$105	$76
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	117	110
Deferred income taxes and amortization of investment tax credits	13	11
Changes in other assets and liabilities	11	11
Other, net	(6)	(13)
Changes in other operating assets and liabilities:
Receivables, net	39	28
Inventories	22	(1)
Derivative collateral, net	—	2
Contributions to pension and other postretirement benefit plans, net	(3)	(2)
Accounts payable	1	4
Accrued property, income and other taxes, net	(71)	(48)
Other current assets and liabilities	(6)	(6)
Net cash flows from operating activities	222	172

Cash flows from investing activities:
Utility construction expenditures	(238)	(332)
Purchases of available-for-sale securities	(40)	(34)
Proceeds from sales of available-for-sale securities	35	29
Other, net	7	(3)
Net cash flows from investing activities	(236)	(340)

Cash flows from financing activities:
Proceeds from long-term debt	843	—
Repayments of long-term debt	(255)	(4)
Net (repayments of) proceeds from short-term debt	(99)	70
Net cash flows from financing activities	489	66

Net change in cash and cash equivalents	475	(102)
Cash and cash equivalents at beginning of period	14	103
Cash and cash equivalents at end of period	$489	$1

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2017, and for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month periods ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2016, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2017.

(2)	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements. MidAmerican Energy currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy’s performance to date. MidAmerican Energy's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by jurisdiction for each segment.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2017	2016
Utility plant in service, net:
Generation	20-70 years	$11,317	$11,282
Transmission	52-75 years	1,767	1,726
Electric distribution	20-75 years	3,216	3,197
Gas distribution	28-70 years	1,574	1,565
Utility plant in service		17,874	17,770
Accumulated depreciation and amortization		(5,581)	(5,448)
Utility plant in service, net		12,293	12,322
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		12,299	12,328
Construction work-in-progress		564	493
Property, plant and equipment, net		$12,863	$12,821

During the fourth quarter of 2016, MidAmerican Energy revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $34 million annually, or $9 million for the three-month period ended March 31, 2017, based on depreciable plant balances at the time of the change.

(4)    Recent Financing Transactions

In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds.

In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2017	2016

Federal statutory income tax rate	35%	35%
Income tax credits	(80)	(57)
State income tax, net of federal income tax benefit	2	5
Effects of ratemaking	(12)	(12)
Other, net	1	—
Effective income tax rate	(54)%	(29)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $- million and $4 million for the three-month periods ended March 31, 2017 and 2016, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Pension:
Service cost	$2	$3
Interest cost	8	8
Expected return on plan assets	(11)	(11)
Net periodic benefit credit	$(1)	$—

Other postretirement:
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2017. As of March 31, 2017, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2017:
Assets:
Commodity derivatives	$—	$1	$1	$(1)	$1
Money market mutual funds(2)	490	—	—	—	490
Debt securities:
United States government obligations	163	—	—	—	163
International government obligations	—	4	—	—	4
Corporate obligations	—	35	—	—	35
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	263	—	—	—	263
International companies	7	—	—	—	7
Investment funds	14	—	—	—	14
	$937	$43	$1	$(1)	$980

Liabilities - commodity derivatives	$(1)	$(2)	$—	$1	$(2)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2016:
Assets:
Commodity derivatives	$—	$9	$1	$(2)	$8
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	5	—	—	—	5
Investment funds	9	—	—	—	9
	$426	$52	$1	$(2)	$477

Liabilities - commodity derivatives	$—	$(3)	$(3)	$3	$(3)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $1 million as of March 31, 2017 and December 31, 2016, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	Commodity Derivatives	Auction Rate Securities
2017:
Beginning balance	$(2)	$—
Changes in fair value recognized in net regulatory assets	2	—
Settlements	1	—
Ending balance	$1	$—

2016:
Beginning balance	$(6)	$26
Transfer to affiliate	(4)	—
Changes in fair value recognized in OCI	—	1
Changes in fair value recognized in net regulatory assets	(1)	—
Redemptions	—	(1)
Settlements	7	—
Ending balance	$(4)	$26

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

	As of March 31, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,894	$5,353	$4,301	$4,735

(8)    Commitments and Contingencies

Construction Commitments

During the three-month period ended March 31, 2017, MidAmerican Energy entered into contracts totaling $138 million for the construction of wind-powered generating facilities in 2017.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and requires refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. The FERC is expected to rule on the second complaint in 2017, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of March 31, 2017, has accrued a $10 million liability for refunds under the second complaint of amounts collected under the higher ROE from February 2015 through May 2016.

(9)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	1	—	1
Dividend	—	27	27
Balance at March 31, 2016	$(2)	$—	$(2)

(10)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
Regulated electric	$433	$399
Regulated gas	262	226
Total operating revenue	$695	$625

Depreciation and amortization:
Regulated electric	$107	$99
Regulated gas	10	11
Total depreciation and amortization	$117	$110

Operating income:
Regulated electric	$67	$57
Regulated gas	40	43
Total operating income	$107	$100

	As of
	March 31, 2017	December 31, 2016
Total assets:
Regulated electric	$14,659	$14,113
Regulated gas	1,313	1,345
Other	1	1
Total assets	$15,973	$15,459

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2017, and the related consolidated statements of operations, changes in equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of MidAmerican Funding's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2017

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$490	$15
Receivables, net	246	287
Income taxes receivable	45	9
Inventories	242	264
Other current assets	28	35
Total current assets	1,051	610

Property, plant and equipment, net	12,877	12,835
Goodwill	1,270	1,270
Regulatory assets	1,186	1,161
Investments and restricted cash and investments	680	655
Other assets	197	216

Total assets	$17,261	$16,747

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2017	2016

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$239	$302
Accrued interest	50	52
Accrued property, income and other taxes	103	138
Note payable to affiliate	39	31
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	149	160
Total current liabilities	930	1,032

Long-term debt	4,870	4,377
Deferred income taxes	3,595	3,568
Regulatory liabilities	870	883
Asset retirement obligations	518	510
Other long-term liabilities	290	291
Total liabilities	11,073	10,661

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,509	4,407
Total member's equity	6,188	6,086

Total liabilities and member's equity	$17,261	$16,747

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
Regulated electric	$433	$399
Regulated gas and other	263	227
Total operating revenue	696	626

Operating costs and expenses:
Cost of fuel, energy and capacity	102	92
Cost of gas sold and other	172	135
Operations and maintenance	167	161
Depreciation and amortization	117	110
Property and other taxes	31	28
Total operating costs and expenses	589	526

Operating income	107	100

Other income and (expense):
Interest expense	(59)	(54)
Allowance for borrowed funds	2	1
Allowance for equity funds	6	4
Other, net	6	3
Total other income and (expense)	(45)	(46)

Income before income tax benefit	62	54
Income tax benefit	(40)	(19)

Net income	$102	$73

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2015	$1,679	$3,876	$(30)	$5,525
Net income	—	73	—	73
Other comprehensive loss	—	—	1	1
Transfer to affiliate	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, March 31, 2016	$1,679	$3,948	$(2)	$5,625

Balance, December 31, 2016	$1,679	$4,407	$—	$6,086
Net income	—	102	—	102
Balance, March 31, 2017	$1,679	$4,509	$—	$6,188

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$102	$73
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	117	110
Deferred income taxes and amortization of investment tax credits	13	11
Changes in other assets and liabilities	10	11
Other, net	(6)	(13)
Changes in other operating assets and liabilities:
Receivables, net	41	31
Inventories	22	(1)
Derivative collateral, net	—	2
Contributions to pension and other postretirement benefit plans, net	(3)	(2)
Accounts payable	2	4
Accrued property, income and other taxes, net	(73)	(51)
Other current assets and liabilities	(11)	(12)
Net cash flows from operating activities	214	163

Cash flows from investing activities:
Utility construction expenditures	(238)	(332)
Purchases of available-for-sale securities	(40)	(34)
Proceeds from sales of available-for-sale securities	35	29
Other, net	7	(2)
Net cash flows from investing activities	(236)	(339)

Cash flows from financing activities:
Proceeds from long-term debt	843	—
Repayments of long-term debt	(255)	(4)
Net change in note payable to affiliate	8	9
Net (repayments of) proceeds from short-term debt	(99)	70
Net cash flows from financing activities	497	75

Net change in cash and cash equivalents	475	(101)
Cash and cash equivalents at beginning of period	15	103
Cash and cash equivalents at end of period	$490	$2

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2017, and for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month periods ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2016, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2017.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of March 31, 2017 and December 31, 2016, nonregulated property gross of $22 million, related accumulated depreciation and amortization of $9 million, and construction work-in-progress of $1 million, which consisted primarily of a corporate aircraft owned by MHC.

(4)    Recent Financing Transactions

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2017	2016

Federal statutory income tax rate	35%	35%
Income tax credits	(87)	(62)
State income tax, net of federal income tax benefit	2	5
Effects of ratemaking	(13)	(14)
Other, net	(2)	1
Effective income tax rate	(65)%	(35)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $- million and $4 million for the three-month periods ended March 31, 2017 and 2016, respectively.

(6)	Employee Benefit Plans

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Fair Value Measurements

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements. MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of March 31, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,220	$5,781	$4,627	$5,164

(8)    Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)	Components of Accumulated Other Comprehensive Income (Loss), Net

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
Regulated electric	$433	$399
Regulated gas	262	226
Other	1	1
Total operating revenue	$696	$626

Depreciation and amortization:
Regulated electric	$107	$99
Regulated gas	10	11
Total depreciation and amortization	$117	$110

Operating income:
Regulated electric	$67	$57
Regulated gas	40	43
Total operating income	$107	$100

	As of
	March 31, 2017	December 31, 2016
Total assets(1):
Regulated electric	$15,850	$15,304
Regulated gas	1,392	1,424
Other	19	19
Total assets	$17,261	$16,747

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2017 and 2016

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2017 was $105 million, an increase of $29 million, or 38%, compared to 2016 due to higher electric margins of $24 million and higher recognized production tax credits of $21 million, partially offset by higher operations and maintenance expenses of $6 million, higher depreciation and amortization of $7 million and higher property and other taxes of $3 million. Electric margins reflect higher wholesale revenue from higher sales prices and volumes and higher retail customer volumes from industrial growth, partially offset by higher purchased electricity and coal costs.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2017 was $102 million, an increase of $29 million, or 40%, compared to 2016. The increase was due to the changes in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	First Quarter
	2017	2016	Change
Gross margin (in millions):
Operating revenue	$433	$399	$34	9%
Cost of fuel, energy and capacity	102	92	10	11
Gross margin	$331	$307	$24	8

Electricity Sales (GWh):
Residential	1,569	1,632	(63)	(4)%
Commercial	927	948	(21)	(2)
Industrial	3,005	2,820	185	7
Other	392	401	(9)	(2)
Total retail	5,893	5,801	92	2
Wholesale	2,713	2,018	695	34
Total sales	8,606	7,819	787	10

Average number of retail customers (in thousands)	766	758	8	1%

Average revenue per MWh:
Retail	$60.36	$59.01	$1.35	2%
Wholesale	$22.43	$19.07	$3.36	18%

Heating degree days	2,663	2,842	(179)	(6)%

Sources of energy (GWh)(1):
Coal	2,962	2,911	51	2%
Nuclear	932	936	(4)	—
Natural gas	7	28	(21)	(75)
Wind and other(2)	3,784	3,131	653	21
Total energy generated	7,685	7,006	679	10
Energy purchased	1,076	966	110	11
Total	8,761	7,972	789	10

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric gross margin increased $24 million for the first quarter of 2017 compared to 2016 primarily due to:

(1)	Higher wholesale gross margin of $21 million primarily due to higher margins per unit on higher sales volumes enabled by greater availability of lower cost generation;

(2)	Higher retail gross margin of $4 million due to -

•	an increase of $7 million from higher recoveries through bill riders;

•	an increase of $7 million primarily from non-weather-related usage factors, including higher industrial sales volumes;

•	a decrease of $9 million from higher retail energy costs primarily due to higher purchased power costs and a higher average cost of fuel for generation; and

•	a decrease of $2 million from the impact of warmer temperatures; partially offset by

(3)	Lower Multi-Value Projects ("MVPs") transmission revenue of $1 million due to refund accruals.

Regulated Gas Gross Margin
A comparison of key operating results related to regulated gas gross margin is as follows:

	First Quarter
	2017	2016	Change
Gross margin (in millions):
Operating revenue	$262	$226	$36	16%
Cost of gas sold	172	135	37	27
Gross margin	$90	$91	$(1)	(1)

Natural gas throughput (000's Dth):
Residential	21,118	22,328	(1,210)	(5)%
Commercial	10,269	10,822	(553)	(5)
Industrial	1,483	1,595	(112)	(7)
Other	21	19	2	11
Total retail sales	32,891	34,764	(1,873)	(5)
Wholesale sales	12,599	11,783	816	7
Total sales	45,490	46,547	(1,057)	(2)
Gas transportation service	25,359	24,065	1,294	5
Total gas throughput	70,849	70,612	237	—

Average number of retail customers (in thousands)	748	742	6	1%
Average revenue per retail Dth sold	$6.54	$5.55	$0.99	18%
Average cost of natural gas per retail Dth sold	$4.11	$3.22	$0.89	28%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.77	$2.90	$0.87	30%

Heating degree days	2,809	2,972	(163)	(5)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the first quarter of 2017, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 30%, resulting in an increase of $40 million in gas revenue and cost of gas sold compared to 2016. Additionally, higher gas wholesale sales increased revenue and cost of gas sold but did not affect regulated gas gross margin.

Regulated gas gross margin decreased $1 million for the first quarter of 2017 compared to 2016 due to lower retail sales volumes from warmer winter temperatures, partially offset by higher demand-side management ("DSM") recoveries.

Operating Costs and Expenses

MidAmerican Energy -

Operations and maintenance increased $6 million for the first quarter of 2017 compared to 2016 primarily due to $4 million of higher DSM program costs, which is offset in operating revenue, and $3 million of higher wind-powered generation maintenance from additional wind turbines.

Depreciation and amortization increased $7 million for the first quarter of 2017 compared to 2016 due to utility plant additions, including wind-powered generating facilities placed in-service in the second half of 2016, and an accrual for an Iowa regulatory arrangement, partially offset by $9 million from lower depreciation rates implemented in December 2016

Other Income and (Expense)

MidAmerican Energy -

Interest expense increased $4 million for the first quarter of 2017 compared to 2016 due to higher interest expense from the issuance of $850 million of first mortgage bonds in February 2017, partially offset by the redemption of a $250 million of 5.95% Senior Notes in February 2017.

Allowance for borrowed and equity funds increased $3 million for the first quarter of 2017 compared to 2016 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $3 million for the first quarter of 2017 compared to 2016 due to higher returns on corporate-owned life insurance policies.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $20 million for the first quarter of 2017 compared to 2016, and the effective tax rate was (54)% for 2017 and (29)% for 2016. The change in the effective tax rate was substantially due to an increase in recognized production tax credits, partially offset by a higher pre-tax income.

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

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $21 million for the first quarter of 2017 compared to 2016, and the effective tax rate was (65)% for 2017 and (35)% for 2016. The change in the effective tax rate was principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2017, MidAmerican Energy's total net liquidity was $874 million consisting of $489 million of cash and cash equivalents and $605 million of credit facilities reduced by $220 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of March 31, 2017, MidAmerican Funding's total net liquidity was $879 million, including MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016, were $222 million and $172 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016, were $214 million and $163 million, respectively. Cash flows from operating activities increased primarily due to higher gross margins for MidAmerican Energy's regulated electric business and a decrease in natural gas inventory.

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

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2017 and 2016, were $(236) million and $(340) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2017 and 2016, were $(236) million and $(339) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which decreased for the first three months of 2017 compared to 2016 due to lower expenditures for wind-powered generation construction. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2017 and 2016 were $489 million and $66 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2017 and 2016, were $497 million and $75 million, respectively. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds. In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017. In January 2016, MidAmerican Energy repaid $4 million of variable-rate tax-exempt pollution control refunding revenue bonds due January 2016. Through its commercial paper program, MidAmerican Energy made payments totaling $99 million in 2017 and received $70 million in 2016. MidAmerican Funding received $8 million and $9 million in 2017 and 2016, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through February 28, 2019, commercial paper and bank notes aggregating $905 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of up to 400 basis points. MidAmerican Energy has a $600 million unsecured credit facility expiring in March 2018. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on LIBOR or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the United States Securities and Exchange Commission to issue an indeterminate amount of long-term debt securities through September 16, 2018. Additionally, MidAmerican Energy has authorization from the Illinois Commerce Commission to issue up to an aggregate of $500 million of additional long-term debt securities, of which $350 million expires March 15, 2018, and $150 million expires September 22, 2018.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2017, MidAmerican Energy's common equity ratio was 54% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.8 billion for 2017 and include:

•
$731 million for the construction of 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2017 through 2019. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2017 through 2019. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. Each of these projects is expected to qualify for 100% of production tax credits currently available.

•
$297 million for the repowering of certain existing wind-powered generating facilities in Iowa. This project entails the replacement of significant components of the oldest turbines in MidAmerican Energy’s fleet. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following completion.

•
$40 million for transmission MVP investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which, when complete, will add approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2016, other than contracts totaling $138 million for the construction of wind-powered generating facilities in 2017.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding MidAmerican Energy's current regulatory matters.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which will go into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed in the Northern District of Illinois against the Illinois Power Agency alleging that the state’s zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC’s energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon has intervened in both suits and has filed motions to dismiss in both matters. These motions are currently pending.

On January 9, 2017 the Electric Power Supply Association filed two requests with the FERC seeking to expand Minimum Price Offer Rule ("MOPR") provisions to apply to existing resources receiving zero emission credit compensation. If successful, an expanded MOPR could result in an increased risk of Quad Cities Station not clearing in future capacity auctions and Exelon Generation no longer receiving capacity revenues for the facility. As majority owner and operator of Quad Cities Station, Exelon Generation has filed protests at the FERC in response to each filing. The timing of the FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2016.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2017, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of Nevada Power's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nevada Power Company and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 5, 2017

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$79	$279
Accounts receivable, net	182	243
Inventories	66	73
Regulatory assets	42	20
Other current assets	52	38
Total current assets	421	653

Property, plant and equipment, net	6,834	6,997
Regulatory assets	1,146	1,000
Other assets	121	39

Total assets	$8,522	$8,689

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$167	$187
Accrued interest	39	50
Accrued property, income and other taxes	75	93
Regulatory liabilities	41	37
Current portion of long-term debt and financial and capital lease obligations	19	17
Customer deposits	77	78
Other current liabilities	37	39
Total current liabilities	455	501

Long-term debt and financial and capital lease obligations	2,971	3,049
Regulatory liabilities	414	416
Deferred income taxes	1,495	1,474
Other long-term liabilities	280	277
Total liabilities	5,615	5,717

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	602	667
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,907	2,972

Total liabilities and shareholder's equity	$8,522	$8,689

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Operating revenue	$392	$399

Operating costs and expenses:
Cost of fuel, energy and capacity	165	168
Operating and maintenance	89	99
Depreciation and amortization	76	75
Property and other taxes	10	11
Total operating costs and expenses	340	353

Operating income	52	46

Other income (expense):
Interest expense	(44)	(48)
Allowance for borrowed funds	—	1
Allowance for equity funds	1	1
Other, net	6	5
Total other income (expense)	(37)	(41)

Income before income tax expense	15	5
Income tax expense	5	2
Net income	$10	$3

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2015	1,000	$—	$2,308	$858	$(3)	$3,163
Net income	—	—	—	3	—	3
Balance, March 31, 2016	1,000	$—	$2,308	$861	$(3)	$3,166

Balance, December 31, 2016	1,000	$—	$2,308	$667	$(3)	$2,972
Net income	—	—	—	10	—	10
Dividends declared	—	—	—	(75)	—	(75)
Balance, March 31, 2017	1,000	$—	$2,308	$602	$(3)	$2,907

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$10	$3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	76	75
Deferred income taxes and amortization of investment tax credits	22	2
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	3	7
Deferred energy	(25)	23
Amortization of deferred energy	3	(14)
Other, net	(2)	—
Changes in other operating assets and liabilities:
Accounts receivable and other assets	51	47
Inventories	7	—
Accrued property, income and other taxes	(26)	(1)
Accounts payable and other liabilities	(29)	(18)
Net cash flows from operating activities	89	123

Cash flows from investing activities:
Capital expenditures	(58)	(98)
Acquisitions	(77)	—
Net cash flows from investing activities	(135)	(98)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(79)	(214)
Dividends paid	(75)	—
Net cash flows from financing activities	(154)	(214)

Net change in cash and cash equivalents	(200)	(189)
Cash and cash equivalents at beginning of period	279	536
Cash and cash equivalents at end of period	$79	$347

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Nevada Power currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power’s performance to date. Nevada Power's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2017	2016
Utility plant:
Generation	30 - 55 years	$3,583	$4,271
Distribution	20 - 65 years	3,248	3,231
Transmission	45 - 65 years	1,860	1,846
General and intangible plant	5 - 65 years	764	738
Utility plant		9,455	10,086
Accumulated depreciation and amortization		(2,715)	(3,205)
Utility plant, net		6,740	6,881
Other non-regulated, net of accumulated depreciation and amortization	45 years	3	2
Plant, net		6,743	6,883
Construction work-in-progress		91	114
Property, plant and equipment, net		$6,834	$6,997

Acquisitions

In April 2017, Nevada Power purchased the remaining 25% interest in the Silverhawk natural gas-fueled generating facility for $77 million. The PUCN approved the purchase of the facility in Nevada Power’s triennial Integrated Resource Plan filing in December 2015. Nevada Power paid the purchase price in March 2017 and recorded the transaction in other long-term assets on the Consolidated Balance Sheet and in acquisitions within the investing section of the Consolidated Statement of Cash Flows.

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

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one MW or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicants' share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs.

In May 2015, Wynn Las Vegas, LLC ("Wynn"), filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In December 2015, the PUCN granted the application subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. In December 2015, Wynn filed a petition for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In September 2016, Wynn paid impact fees totaling $15 million. In October 2016, Wynn became a distribution only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts.

In September 2016, Switch, Ltd. ("Switch"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers subject to conditions, including paying an impact fee to Nevada Power. In March 2017, Switch provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers.

Emissions Reduction and Capacity Replacement Plan ("ERCR Plan")

In March 2017, Nevada Power retired Reid Gardner Unit 4, a 257-MW coal-fueled generating facility. The early retirement was approved by the PUCN in December 2016 as a part of Nevada Power's second amendment to the ERCR Plan. The remaining net book value of $151 million was moved from property, plant and equipment, net to noncurrent regulatory assets on the Consolidated Balance Sheet as of March 31, 2017 in compliance with the ERCR Plan. Refer to Note 9 for additional information on the ERCR Plan.

(5)     Recent Financing Transactions

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

(6)    Employee Benefit Plans

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2017	2016
Qualified Pension Plan -
Other long-term liabilities	$(25)	$(24)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(4)	(4)

(7)     Risk Management and Hedging Activities

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

There have been no significant changes in Nevada Power's accounting policies related to derivatives. Refer to Note 8 for additional information on derivative contracts.

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of March 31, 2017
Commodity liabilities(1)	$(7)	$(7)	$(14)

As of December 31, 2016
Commodity liabilities(1)	$(7)	$(7)	$(14)

(1)
Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates and as of March 31, 2017 and December 31, 2016, a regulatory asset of $14 million was recorded related to the derivative liability of $14 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values (in millions):

		As of
	Unit of	March 31,	December 31,
	Measure	2017	2016
Electricity sales	Megawatt hours	(1)	(2)
Natural gas purchases	Decatherms	147	114

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2017, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features was $3 million and $2 million as of March 31, 2017 and December 31, 2016, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(8)	Fair Value Measurements

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets:
Money market mutual funds(1)	$35	$—	$—	$35
Investment funds	2	—	—	2
	$37	$—	$—	$37

Liabilities - commodity derivatives	$—	$—	$(14)	$(14)

As of December 31, 2016
Assets:
Money market mutual funds(1)	$220	$—	$—	$220
Investment funds	6	—	—	6
	$226	$—	$—	$226

Liabilities - commodity derivatives	$—	$—	$(14)	$(14)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2017 and December 31, 2016, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 7 for further discussion regarding Nevada Power's risk management and hedging activities.

Nevada Power's investments in money market mutual funds and equity securities are accounted for as available-for- sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Beginning balance	$(14)	$(22)
Changes in fair value recognized in regulatory assets	(1)	(3)
Settlements	1	3
Ending balance	$(14)	$(22)

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

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,505	$2,952	$2,581	$3,040

(9)	Commitments and Contingencies

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

Consistent with the ERCR Plan, Nevada Power acquired a 272-MW natural gas co-generating facility in 2014, acquired a 210-MW natural gas peaking facility in 2014, constructed a 15-MW solar photovoltaic facility in 2015, contracted two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities in 2015, contracted a renewable power purchase agreement with 100-MW solar photovoltaic generating facility in 2016 and acquired the remaining 130 MW, 25%, of the Silverhawk natural gas-fueled generating facility in April 2017, of which 54 MW were approved as part of the ERCR Plan. Nevada Power has the option to acquire 35 MW of nameplate renewable energy capacity in the future under the ERCR Plan, subject to PUCN approval. Nevada Power retired Reid Gardner Units 1, 2, and 3, 300 MW of coal-fueled generation, in 2014 and Reid Gardner Unit 4, 257 MW of coal-fueled generation, in March 2017. These transactions are related to Nevada Power's compliance with SB 123, resulting in the retirement of 812 MW of coal-fueled generation by 2019.

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

Results of Operations for the First Quarter of 2017 and 2016

Net income for the first quarter of 2017 was $10 million, an increase of $7 million compared to 2016 due to lower interest expense from the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016, lower planned maintenance and other generating costs, and higher margins due to customers purchasing energy from alternative providers and becoming distribution only service customers.

Operating revenue and cost of fuel, energy and capacity are key drivers of Nevada Power's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. Nevada Power believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity, is therefore meaningful.

A comparison of Nevada Power's key operating results is as follows:

	First Quarter
	2017	2016	Change
Gross margin (in millions):
Operating revenue	$392	$399	$(7)	(2)%
Cost of fuel, energy and capacity	165	168	(3)	(2)
Gross margin	$227	$231	$(4)	(2)

GWh sold:
Residential	1,518	1,573	(55)	(3)%
Commercial	974	984	(10)	(1)
Industrial	1,447	1,651	(204)	(12)
Other	49	49	—	—
Total fully bundled(1)	3,988	4,257	(269)	(16)
Distribution only service	320	84	236	*
Total retail	4,308	4,341	(33)	(1)
Wholesale	109	55	54	98
Total GWh sold	4,417	4,396	21	—

Average number of retail customers (in thousands):
Residential	805	791	14	2%
Commercial	106	105	1	1
Industrial	2	2	—	—
Total	913	898	15	2

Average retail revenue per MWh:
Fully bundled(1)	$93.81	$91.27	$2.54	3%

Heating degree days	775	790	(15)	(2)%
Cooling degree days	111	64	47	73%

Sources of energy (GWh)(2):
Natural gas	2,460	3,111	(651)	(21)%
Coal	506	185	321	*
Renewables	16	8	8	*
Total energy generated	2,982	3,304	(322)	(10)
Energy purchased	1,189	1,232	(43)	(3)
Total	4,171	4,536	(365)	(8)

Average total cost of energy per MWh(3):	$39.61	$37.11	$2.50	7%

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Gross margin decreased $4 million, or 2%, for the first quarter of 2017 compared to 2016 due to:

•	$6 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$1 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.
The decrease in gross margin was offset by:

•	$2 million in higher other retail revenue primarily from amortization of impacts fees relating to customers becoming distribution only service customers and

•	$1 million in higher transmission revenue primarily due to customers becoming distribution only service customers.

Operating and maintenance decreased $10 million, or 10%, for the first quarter of 2017 compared to 2016 due to lower energy efficiency program costs, which are fully recovered in operating revenue, and lower planned maintenance and other generating costs.

Other income (expense) is favorable $4 million, or 10%, for the first quarter of 2017 compared to 2016 due to the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016 and lower interest expense on deferred charges.

Liquidity and Capital Resources

As of March 31, 2017, Nevada Power's total net liquidity was $479 million consisting of $79 million in cash and cash equivalents and $400 million of a credit facility.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016 were $89 million and $123 million, respectively. The change was due to decreased collections from customers from lower retail rates as a result of deferred energy adjustment mechanisms, an increase in operating costs and higher payments for fuel costs, offset by lower interest payments on long-term debt and lower payments for energy efficiency and renewable energy programs.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2017 and 2016 were $(135) million and $(98) million, respectively. The change was due to the acquisition of the remaining 25% in the Silverhawk generating station, partially offset by lower capital maintenance expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2017 and 2016 were $(154) million and $(214) million, respectively. The change was due to lower repayments of long-term debt, partially offset by higher dividends paid to NV Energy, Inc. in 2017.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2017, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue new long-term debt securities of up to $1.3 billion; (2) refinancing authority up to $1.3 billion of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of March 31, 2017.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2016	2017	2017

Distribution	$26	$23	$101
Transmission system investment	11	3	14
Other	61	32	135
Total	$98	$58	$250

Nevada Power's approved forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

In April 2017, Nevada Power purchased the remaining 25% interest in the Silverhawk natural gas-fueled generating facility for $77 million. The PUCN approved the purchase of the facility in Nevada Power’s triennial Integrated Resource Plan filing in December 2015. Nevada Power paid the purchase price in March 2017 and recorded the transaction in other long-term assets on the Consolidated Balance Sheet and in acquisitions within the investing section of the Consolidated Statement of Cash Flows.

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2016.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2017, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of Sierra Pacific's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sierra Pacific Power Company and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 5, 2017

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$5	$55
Accounts receivable, net	93	117
Inventories	48	45
Regulatory assets	26	25
Other current assets	21	13
Total current assets	193	255

Property, plant and equipment, net	2,827	2,822
Regulatory assets	407	410
Other assets	8	6

Total assets	$3,435	$3,493

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$77	$146
Accrued interest	11	14
Accrued property, income and other taxes	11	10
Regulatory liabilities	40	69
Short-term debt	6	—
Current portion of long-term debt and financial and capital lease obligations	1	1
Customer deposits	17	16
Other current liabilities	15	12
Total current liabilities	178	268

Long-term debt and financial and capital lease obligations	1,152	1,152
Regulatory liabilities	222	221
Deferred income taxes	630	617
Other long-term liabilities	123	127
Total liabilities	2,305	2,385

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Retained earnings (deficit)	20	(2)
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,130	1,108

Total liabilities and shareholder's equity	$3,435	$3,493

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Operating revenue:
Electric	$159	$170
Natural gas	34	47
Total operating revenue	193	217

Operating costs and expenses:
Cost of fuel, energy and capacity	56	70
Natural gas purchased for resale	16	30
Operating and maintenance	41	41
Depreciation and amortization	28	29
Property and other taxes	6	6
Total operating costs and expenses	147	176

Operating income	46	41

Other income (expense):
Interest expense	(11)	(16)
Allowance for equity funds	1	1
Other, net	1	1
Total other income (expense)	(9)	(14)

Income before income tax expense	37	27
Income tax expense	13	10
Net income	$24	$17

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholder's
	Shares	Amount	Capital	(Deficit)	Loss, Net	Equity

Balance, December 31, 2015	1,000	$—	$1,111	$(35)	$—	$1,076
Net income	—	—	—	17	—	17
Balance, March 31, 2016	1,000	$—	$1,111	$(18)	$—	$1,093

Balance, December 31, 2016	1,000	$—	$1,111	$(2)	$(1)	$1,108
Net income	—	—	—	24	—	24
Dividends declared	—	—	—	(2)	—	(2)
Balance, March 31, 2017	1,000	$—	$1,111	$20	$(1)	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$24	$17
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28	29
Allowance for equity funds	(1)	(1)
Deferred income taxes and amortization of investment tax credits	13	10
Changes in regulatory assets and liabilities	3	(3)
Deferred energy	(11)	23
Amortization of deferred energy	(21)	(9)
Other, net	2	—
Changes in other operating assets and liabilities:
Accounts receivable and other assets	20	18
Inventories	(3)	1
Accrued property, income and other taxes	(3)	—
Accounts payable and other liabilities	(63)	(7)
Net cash flows from operating activities	(12)	78

Cash flows from investing activities:
Capital expenditures	(41)	(48)
Net cash flows from investing activities	(41)	(48)

Cash flows from financing activities:
Net proceeds from short-term debt	6	—
Repayments of long-term debt and financial and capital lease obligations	(1)	(1)
Dividends paid	(2)	—
Net cash flows from financing activities	3	(1)

Net change in cash and cash equivalents	(50)	29
Cash and cash equivalents at beginning of period	55	106
Cash and cash equivalents at end of period	$5	$135

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2017 and 2016. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Sierra Pacific currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific’s performance to date. Sierra Pacific's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by segment and customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2017	2016
Utility plant:
Electric generation	25 - 60 years	$1,139	$1,137
Electric distribution	20 - 100 years	1,423	1,417
Electric transmission	50 - 100 years	772	771
Electric general and intangible plant	5 - 70 years	173	164
Natural gas distribution	35 - 70 years	383	381
Natural gas general and intangible plant	5 - 70 years	15	15
Common general	5 - 70 years	280	267
Utility plant		4,185	4,152
Accumulated depreciation and amortization		(1,460)	(1,442)
Utility plant, net		2,725	2,710
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,730	2,715
Construction work-in-progress		97	107
Property, plant and equipment, net		$2,827	$2,822

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

Regulatory Rate Review

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MWs of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision result in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes.

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

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one MW or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicants' share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs.

In September 2016, Switch, Ltd. ("Switch"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers subject to conditions. In March 2017, Switch provided notice that it intends to proceed with purchasing energy from alternative providers.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers.

(5)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $4 million and $- million to the Other Postretirement Plans for the three-months ended March 31, 2017 and 2016, respectively. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2017	2016
Qualified Pension Plan -
Other long-term liabilities	$(12)	$(12)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(24)	(28)

(6)    Fair Value Measurements

The carrying value of Sierra Pacific's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Sierra Pacific has various financial assets and liabilities, that are measured at fair value on the Consolidated Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets - investment funds	$—	$—	$—	$—

As of December 31, 2016
Assets:
Money market mutual funds(1)	$35	$—	$—	$35
Investment funds	1	—	—	1
	$36	$—	$—	$36

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of March 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,188	$1,119	$1,191

(7)	Commitments and Contingencies

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

(8)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2017	2016
Operating revenue:
Regulated electric	$159	$170
Regulated gas	34	47
Total operating revenue	$193	$217

Cost of sales:
Regulated electric	$56	$70
Regulated gas	16	30
Total cost of sales	$72	$100

Gross margin:
Regulated electric	$103	$100
Regulated gas	18	17
Total gross margin	$121	$117

Operating and maintenance:
Regulated electric	$36	$36
Regulated gas	5	5
Total operating and maintenance	$41	$41

Depreciation and amortization:
Regulated electric	$25	$25
Regulated gas	3	4
Total depreciation and amortization	$28	$29

Operating income:
Regulated electric	$36	$33
Regulated gas	10	8
Total operating income	$46	$41

Interest expense:
Regulated electric	$10	$14
Regulated gas	1	2
Total interest expense	$11	$16

	As of
	March 31,	December 31,
	2017	2016
Total assets:
Regulated electric	$3,112	$3,119
Regulated gas	310	314
Regulated common assets(1)	13	60
Total assets	$3,435	$3,493

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the First Quarter of 2017 and 2016

Overview

Net income for the first quarter of 2017 was $24 million, an increase of $7 million, or 41%, compared to 2016 due to higher electric margins primarily from increased customer usage due to the impacts of weather and a decrease in interest expense from financing transactions in 2016.

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

A comparison of Sierra Pacific's key operating results is as follows:

Electric Gross Margin

	First Quarter
	2017	2016	Change
Gross margin (in millions):
Operating electric revenue	$159	$170	$(11)	(6)%
Cost of fuel, energy and capacity	56	70	(14)	(20)
Gross margin	$103	$100	$3	3

GWh sold:
Residential	630	609	21	3%
Commercial	679	649	30	5
Industrial	744	738	6	1
Other	4	4	—	—
Total fully bundled(1)	2,057	2,000	57	3
Distribution only service	348	339	9	3
Total retail	2,405	2,339	66	3
Wholesale	182	188	(6)	(3)
Total GWh sold	2,587	2,527	60	2

Average number of retail customers (in thousands):
Residential	293	290	3	1%
Commercial	47	47	—	—
Total	340	337	3	1

Average revenue per MWh:
Retail fully bundled(1)	$69.89	$78.10	$(8.21)	(11)%
Wholesale	$50.06	$53.04	$(2.98)	(6)

Heating degree days	2,133	1,960	173	9%

Sources of energy (GWh)(2):
Natural gas	1,010	989	21	2%
Coal	—	214	(214)	*
Renewables	5	—	5	*
Total energy generated	1,015	1,203	(188)	(16)
Energy purchased	1,423	1,144	279	24
Total	2,438	2,347	91	4

Average total cost of energy per MWh(3):	$23.07	$29.59	$(6.52)	(22)%

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Gross Margin

	First Quarter
	2017	2016	Change
Gross margin (in millions):
Operating natural gas revenue	$34	$47	$(13)	(28)%
Natural gas purchased for resale	16	30	(14)	(47)
Gross margin	$18	$17	$1	6

Dth sold:
Residential	4,459	3,864	595	15%
Commercial	2,196	2,032	164	8
Industrial	660	573	87	15
Total retail	7,315	6,469	846	13

Average number of retail customers (in thousands)	163	161	2	1%
Average revenue per retail Dth sold	$4.58	$7.04	$(2.46)	(35)%
Average cost of natural gas per retail Dth sold	$2.20	$4.50	$(2.30)	(51)%
Heating degree days	2,133	1,960	173	9%

Electric gross margin increased $3 million, or 3%, for the first quarter of 2017 compared to 2016 primarily due to higher customer usage from the impacts of weather.

Other income (expense) is favorable $5 million, or 36%, for the first quarter of 2017 compared to 2016 primarily due to a decrease in interest expense from financing transactions in 2016.

Liquidity and Capital Resources

As of March 31, 2017, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$5

Credit facility	250
Less:
Tax-exempt bond support	(80)
Short-term debt	(6)
Net credit facility	164

Total net liquidity	$169

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2017 and 2016 were $(12) million and $78 million, respectively. The change was due to higher payments for fuel costs, decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms and higher contributions to retirement plans.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2017 and 2016 were $(41) million and $(48) million, respectively. The change was primarily due to decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2017 and 2016 were $3 million and $(1) million, respectively. The change was due to proceeds from short-term debt offset by higher dividends paid to NV Energy, Inc. in 2017.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2017, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of March 31, 2017.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2016	2017	2017

Distribution	$16	$22	$112
Transmission system investment	3	1	23
Other	29	18	42
Total	$48	$41	$177

Sierra Pacific's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2016. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2016. Refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, Note 5 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements of Nevada Power in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2017.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2016.

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

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 5, 2017	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 5, 2017	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 5, 2017	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 5, 2017	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 5, 2017	/s/ E. Kevin Bethel
E. Kevin Bethel
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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.