Form 10-Q
period 2017-06-30
BERKSHIRE HATHAWAY ENERGY CO; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; SIERRA PACIFIC POWER CO; PACIFICORP /OR/
filed 2017-08-04
CIK 1081316, 928576, 1098296, 71180, 90144, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of July 31, 2017, 77,174,325 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of July 31, 2017, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of July 31, 2017.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2017, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2017, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of July 31, 2017, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Pinyon Pines Projects	168-megawatt and 132-megawatt wind-powered generating facilities in California

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
Dth	Decatherms
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board
kV	Kilovolt

MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the relevant Registrant's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of each Registrant and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement and plan of merger between BHE and Energy Future Holdings Corp., among others, or the failure to consummate the transactions contemplated by the agreement and plan of merger (the "Mergers"), including due to the failure to receive the required regulatory approvals, the taking of governmental action (including the passage of legislation) to block the Mergers or the failure to satisfy other closing conditions;

•	actions taken or conditions imposed by governmental or other regulatory authorities in connection with the Mergers;

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

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in interest rates;

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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	31
PacifiCorp and its subsidiaries	70
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	103
Nevada Power Company and its subsidiaries	126
Sierra Pacific Power Company and its subsidiaries	146

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2017, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of changes in equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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
August 4, 2017

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$827	$721
Trade receivables, net	1,854	1,751
Income taxes receivable	230	—
Inventories	893	925
Mortgage loans held for sale	408	359
Other current assets	954	917
Total current assets	5,166	4,673

Property, plant and equipment, net	63,686	62,509
Goodwill	9,204	9,010
Regulatory assets	4,474	4,307
Investments and restricted cash and investments	4,261	3,945
Other assets	1,018	996

Total assets	$87,809	$85,440

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,214	$1,317
Accrued interest	466	454
Accrued property, income and other taxes	376	389
Accrued employee expenses	302	261
Short-term debt	2,495	1,869
Current portion of long-term debt	1,880	1,006
Other current liabilities	1,021	1,017
Total current liabilities	7,754	6,313

Regulatory liabilities	3,023	2,933
BHE senior debt	6,770	7,418
BHE junior subordinated debentures	494	944
Subsidiary debt	26,904	26,748
Deferred income taxes	14,211	13,879
Other long-term liabilities	2,783	2,742
Total liabilities	61,939	60,977

Commitments and contingencies (Note 11)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,362	6,390
Retained earnings	20,467	19,448
Accumulated other comprehensive loss, net	(1,089)	(1,511)
Total BHE shareholders' equity	25,740	24,327
Noncontrolling interests	130	136
Total equity	25,870	24,463

Total liabilities and equity	$87,809	$85,440

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Energy	$3,598	$3,280	$7,179	$6,830
Real estate	956	841	1,541	1,332
Total operating revenue	4,554	4,121	8,720	8,162

Operating costs and expenses:
Energy:
Cost of sales	1,049	970	2,168	2,065
Operating expense	950	909	1,833	1,791
Depreciation and amortization	660	640	1,270	1,259
Real estate	846	748	1,429	1,240
Total operating costs and expenses	3,505	3,267	6,700	6,355

Operating income	1,049	854	2,020	1,807

Other income (expense):
Interest expense	(457)	(468)	(915)	(941)
Capitalized interest	10	103	20	114
Allowance for equity funds	18	115	35	130
Interest and dividend income	27	27	53	54
Other, net	(3)	1	22	11
Total other income (expense)	(405)	(222)	(785)	(632)

Income before income tax expense and equity income	644	632	1,235	1,175
Income tax expense	83	121	135	195
Equity income	26	34	50	60
Net income	587	545	1,150	1,040
Net income attributable to noncontrolling interests	13	9	20	14
Net income attributable to BHE shareholders	$574	$536	$1,130	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Net income	$587	$545	$1,150	$1,040

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(3), $13, $(4), and $19	(4)	40	1	62
Foreign currency translation adjustment	221	(272)	308	(205)
Unrealized gains on available-for-sale securities, net of tax of $53, $14, $71 and $36	81	38	119	71
Unrealized (losses) gains on cash flow hedges, net of tax of $(2), $16, $(4) and $2	(2)	24	(6)	1
Total other comprehensive income, net of tax	296	(170)	422	(71)

Comprehensive income	883	375	1,572	969
Comprehensive income attributable to noncontrolling interests	13	9	20	14
Comprehensive income attributable to BHE shareholders	$870	$366	$1,552	$955

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2015	77	$—	$6,403	$16,906	$(908)	$134	$22,535
Net income	—	—	—	1,026	—	8	1,034
Other comprehensive loss	—	—	—	—	(71)	—	(71)
Distributions	—	—	—	—	—	(9)	(9)
Other equity transactions	—	—	1		—	9	10
Balance, June 30, 2016	77	$—	$6,404	$17,932	$(979)	$142	$23,499

Balance, December 31, 2016	77	$—	$6,390	$19,448	$(1,511)	$136	$24,463
Net income	—	—	—	1,130	—	9	1,139
Other comprehensive income	—	—	—	—	422	—	422
Distributions	—	—	—	—	—	(12)	(12)
Common stock purchases	—	—	(1)	(18)	—	—	(19)
Common stock exchange	—	—	(6)	(94)	—	—	(100)
Other equity transactions	—	—	(21)	1	—	(3)	(23)
Balance, June 30, 2017	77	$—	$6,362	$20,467	$(1,089)	$130	$25,870

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,150	$1,040
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,292	1,274
Allowance for equity funds	(35)	(130)
Equity income, net of distributions	(9)	(44)
Changes in regulatory assets and liabilities	21	(1)
Deferred income taxes and amortization of investment tax credits	341	291
Other, net	3	(72)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(73)	(252)
Derivative collateral, net	(13)	23
Pension and other postretirement benefit plans	(25)	(9)
Accrued property, income and other taxes	(244)	557
Accounts payable and other liabilities	20	94
Net cash flows from operating activities	2,428	2,771

Cash flows from investing activities:
Capital expenditures	(1,813)	(2,103)
Acquisitions, net of cash acquired	(588)	(66)
Decrease in restricted cash and investments	30	9
Purchases of available-for-sale securities	(122)	(55)
Proceeds from sales of available-for-sale securities	127	88
Equity method investments	(65)	(282)
Other, net	(6)	(46)
Net cash flows from investing activities	(2,437)	(2,455)

Cash flows from financing activities:
Repayments of BHE senior debt and junior subordinated debentures	(950)	(1,000)
Common stock purchases	(19)	—
Proceeds from subsidiary debt	1,163	1,461
Repayments of subsidiary debt	(668)	(1,529)
Net proceeds from short-term debt	617	465
Other, net	(31)	(39)
Net cash flows from financing activities	112	(642)

Effect of exchange rate changes	3	(4)

Net change in cash and cash equivalents	106	(330)
Cash and cash equivalents at beginning of period	721	1,108
Cash and cash equivalents at end of period	$827	$778

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Berkshire Hathaway Energy Company ("BHE") is a holding company that owns a highly diversified portfolio of locally-managed businesses principally engaged in the energy industry (collectively with its subsidiaries, the "Company") and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company is organized as eight business segments: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("AltaLink") (which primarily consists of AltaLink, L.P. ("ALP")) and BHE U.S. Transmission, LLC), BHE Renewables (which primarily consists of BHE Renewables, LLC and CalEnergy Philippines) and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, geothermal and hydroelectric sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2017 and for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. The Company plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company plans to adopt this guidance effective January 1, 2018 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. The material impacts currently identified include recording the unrealized gains and losses on available-for-sale securities in the Consolidated Statements of Operations as opposed to other comprehensive income ("OCI"). For the six-month periods ended June 30, 2017 and 2016, these amounts, net of tax, were $119 million and$71 million, respectively.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company plans to adopt this guidance effective January 1, 2018 under the modified retrospective method and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. The Company currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when the Company has the right to invoice as it corresponds directly with the value to the customer of the Company’s performance to date. The Company's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by regulated energy, nonregulated energy and real estate, with further disaggregation of regulated energy by jurisdiction and real estate by line of business.

(3)	Business Acquisitions

Oncor Electric Delivery Company LLC

On July 7, 2017, BHE and certain subsidiaries entered into an agreement and plan of merger (the “Merger Agreement”) with Energy Future Holdings Corp. (“EFH Corp.”) and Energy Future Intermediate Holding Company LLC (“EFIH”), which is part of a joint plan of reorganization filed on July 7, 2017 with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for EFH Corp., EFIH and the EFH/EFIH Debtors (as defined in the Plan of Reorganization). Pursuant to the Merger Agreement, BHE will become the indirect owner of 80.03% of the outstanding equity interests of Oncor Electric Delivery Company LLC (“Oncor”). According to Oncor’s public filings, Oncor is a regulated electricity transmission and distribution company that operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.4 million homes and businesses and operating more than 122,000 miles of transmission and distribution lines. Texas Transmission Investment LLC (“TTI”) owns 19.75% of Oncor’s outstanding membership interests and certain Oncor directors, employees and retirees indirectly beneficially own the remaining 0.22% of Oncor’s outstanding membership interests.

BHE intends to acquire the 19.75% minority interest position in Oncor owned by TTI through either a privately negotiated agreement separate from the Merger Agreement or by exercising contractual rights pursuant to the Investor Rights Agreement. The Investor Rights Agreement is an agreement by and among Oncor, Oncor Electric Delivery Holdings Company LLC, TTI and EFH Corp. that governs the rights and obligations in connection with the minority interest position in Oncor owned by TTI. In the event of a change in control, EFH Corp. may exercise its rights under the Investor Rights Agreement requiring TTI to sell or otherwise transfer its ownership interest to BHE. BHE also intends to acquire the 0.22% minority interest position in Oncor indirectly beneficially owned by certain Oncor directors, employees and retirees through a separate, privately negotiated agreement. These transactions, when combined with the Merger Agreement described above, if completed, would result in Oncor being an indirect, wholly owned subsidiary of BHE.

Pursuant to the Merger Agreement, the consideration funded by BHE for the acquisition of EFH Corp. will be $9.0 billion, which implies an equity value of approximately $11.25 billion for 100% of Oncor. The consideration is expected to be paid in cash, subject to certain terms and conditions set forth in the Merger Agreement. BHE’s primary shareholder has committed to provide the capital to fund the entire purchase price and BHE will fund the $9.0 billion purchase price by issuing common equity to its existing shareholders. Closing of the Merger Agreement is expected in the fourth quarter of 2017.

The Merger Agreement is subject to numerous approvals, rulings and conditions, including those from the Bankruptcy Court, the Public Utility Commission of Texas and the Federal Energy Regulatory Commission (“FERC”), and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Bankruptcy Court has scheduled August 21, 2017, to hear the motion to approve the Merger Agreement and October 24, 2017, as the start date of the confirmation hearing on the joint plan of reorganization.

Until Bankruptcy Court approval of the Merger Agreement is obtained, its terms are not binding on EFH Corp. or EFIH. BHE, EFH Corp. and EFIH have certain termination rights under the Merger Agreement and, assuming approval of the Merger Agreement by the Bankruptcy Court, EFH Corp. and EFIH may be obligated to pay BHE a termination fee of $270 million under certain circumstances.

Other

The Company completed various acquisitions totaling $588 million, net of cash acquired, for the six-month period ended June 30, 2017. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which related primarily to development and construction costs for the 110-megawatt Alamo 6 solar project, the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power and residential real estate brokerage businesses. There were no other material assets acquired or liabilities assumed.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2017	2016
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$72,317	$71,536
Interstate natural gas pipeline assets	3-80 years	6,969	6,942
		79,286	78,478
Accumulated depreciation and amortization		(24,029)	(23,603)
Regulated assets, net		55,257	54,875

Nonregulated assets:
Independent power plants	5-30 years	5,880	5,594
Other assets	3-30 years	1,164	1,002
		7,044	6,596
Accumulated depreciation and amortization		(1,222)	(1,060)
Nonregulated assets, net		5,822	5,536

Net operating assets		61,079	60,411
Construction work-in-progress		2,607	2,098
Property, plant and equipment, net		$63,686	$62,509

Construction work-in-progress includes $2.3 billion as of June 30, 2017 and $1.8 billion as of December 31, 2016, related to the construction of regulated assets.

During the fourth quarter of 2016, MidAmerican Energy revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $34 million annually, or $8 million and $17 million for the three- and six-month periods ended June 30, 2017, based on depreciable plant balances at the time of the change.

(5)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2017	2016
Investments:
BYD Company Limited common stock	$1,381	$1,185
Rabbi trusts	427	403
Other	128	106
Total investments	1,936	1,694

Equity method investments:
BHE Renewables tax equity investments	811	741
Electric Transmission Texas, LLC	694	672
Bridger Coal Company	150	165
Other	143	142
Total equity method investments	1,798	1,720

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	485	460
Other	238	282
Total restricted cash and investments	723	742

Total investments and restricted cash and investments	$4,457	$4,156

Reflected as:
Other current assets	$196	$211
Noncurrent assets	4,261	3,945
Total investments and restricted cash and investments	$4,457	$4,156

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in accumulated other comprehensive income (loss) ("AOCI"). The fair value of BHE's investment in BYD Company Limited common stock reflects a pre-tax unrealized gain of $1,149 million and $953 million as of June 30, 2017 and December 31, 2016, respectively.

(6)	Recent Financing Transactions

Long-Term Debt

In July 2017, Northern Powergrid Metering Limited entered into a £200 million secured amortizing corporate facility with a stated maturity of June 2026. The amortizing facility has a variable interest rate based on the London Interbank Offered Rate plus a spread that varies based on an agreed-upon schedule. In July 2017, Northern Powergrid Metering Limited received proceeds of £120 million under the facility to repay amounts provided by Yorkshire Electricity Group plc which provides internal funds for the continuing smart meter deployment program of Northern Powergrid Metering Limited. Northern Powergrid Metering Limited has entered into interest rate swaps that fix the underlying interest rate on 85% of the outstanding debt.

In July 2017, Cordova Funding Corporation redeemed the remaining $89 million of its 8.48% to 9.07% Series A Senior Secured Bonds due December 2019, CE Generation, LLC redeemed the remaining $51 million of its 7.416% Senior Secured Bonds due December 2018, and Salton Sea Funding Corporation redeemed the remaining $20 million of its 7.475% Senior Secured Series F Bonds due November 2018, each at redemption prices determined in accordance with the terms of the respective indentures.

In the first six months of 2017, BHE repaid at par value a total of $550 million, plus accrued interest, of its junior subordinated debentures due December 2044.

In June 2017, BHE issued $100 million of its 5.0% junior subordinated debentures due June 2057 in exchange for 181,819 shares of BHE no par value common stock held by a minority shareholder. The junior subordinated debentures are redeemable at BHE's option at any time from and after June 15, 2037, at par plus accrued and unpaid interest.

In May 2017, Alamo 6, LLC issued $232 million of its 4.17% Senior Secured Notes due March 2042. The principal of the notes amortizes beginning March 2018 with a final maturity in March 2042. The net proceeds were used to fund the repayment or reimbursement of amounts provided by BHE for the costs related to the development, construction and financing of a 110-megawatt solar project in Texas.

In April 2017, Kern River redeemed the remaining $175 million of its 4.893% Senior Notes due April 2018 at a redemption price determined in accordance with the terms of the indenture.

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

In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017.

Credit Facilities

In June 2017, BHE extended, with lender consent, the maturity date to June 2020 for its $2.0 billion unsecured credit facility and PacifiCorp extended, with lender consent, the maturity date to June 2020 for its $400 million unsecured credit facility, each by exercising the first of two available one-year extensions.

In June 2017, PacifiCorp terminated its $600 million unsecured credit facility expiring March 2018 and entered into a $600 million unsecured credit facility expiring June 2020 with two one-year extension options subject to lender consent. The credit facility, which supports PacifiCorp's commercial paper program and certain series of its tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. The credit facility requires PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

In June 2017, MidAmerican Energy terminated its $600 million unsecured credit facility expiring March 2018 and entered into a $900 million unsecured credit facility expiring June 2020 with two one-year extension options subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. The credit facility requires MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

In June 2017, Nevada Power amended its $400 million secured credit facility, extending the maturity date to June 2020 with two one-year extension options subject to lender consent. The amended credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's credit ratings for its senior secured long-term debt securities. The amended credit facility requires Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not to exceed 0.65 to 1.0 as of the last day of each quarter.

In June 2017, Sierra Pacific amended its $250 million secured credit facility, extending the maturity date to June 2020 with two one-year extension options subject to lender consent. The amended credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Sierra Pacific's option, plus a spread that varies based on Sierra Pacific's credit ratings for its senior secured long-term debt securities. The amended credit facility requires Sierra Pacific's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

In May 2017, BHE entered into a $1.0 billion unsecured credit facility expiring May 2018. The credit facility, which is for general corporate purposes and also supports BHE's commercial paper program and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at BHE's option, plus a spread that varies based on BHE's credit ratings for its senior unsecured long-term debt securities. The credit facility requires BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(19)	(12)	(17)	(13)
State income tax, net of federal income tax benefit	1	1	(2)	(1)
Income tax effect of foreign income	(5)	(6)	(5)	(5)
Equity income	1	2	1	2
Other, net	—	(1)	(1)	(1)
Effective income tax rate	13%	19%	11%	17%

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

Berkshire Hathaway includes the Company in its United States federal income tax return. For the six-month period ended June 30,2017 the Company made net cash payments for income taxes to Berkshire Hathaway totaling $24 million. For the six-month period ended June 30, 2016, the Company received net cash payments for income taxes from Berkshire Hathaway totaling $658 million.

(8)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Pension:
Service cost	$6	$7	$12	$15
Interest cost	29	32	58	63
Expected return on plan assets	(40)	(41)	(80)	(81)
Net amortization	8	13	15	24
Net periodic benefit cost	$3	$11	$5	$21

Other postretirement:
Service cost	$2	$2	$4	$5
Interest cost	8	8	14	16
Expected return on plan assets	(11)	(10)	(21)	(21)
Net amortization	(4)	(4)	(7)	(7)
Net periodic benefit credit	$(5)	$(4)	$(10)	$(7)

Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $15 million and $5 million, respectively, during 2017. As of June 30, 2017, $7 million and $4 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Service cost	$7	$6	$13	$11
Interest cost	15	19	29	38
Expected return on plan assets	(25)	(29)	(49)	(58)
Net amortization	16	11	33	23
Net periodic benefit cost	$13	$7	$26	$14

Employer contributions to the United Kingdom pension plan are expected to be £39 million during 2017. As of June 30, 2017, £20 million, or $25 million, of contributions had been made to the United Kingdom pension plan.

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

Each of the Company's business platforms has established a risk management process that is designed to identify, assess, manage, monitor and report each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments, or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price, interest rate and foreign currency exchange rate risks, thereby exposing the unhedged portion to changes in market prices.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2017
Not designated as hedging contracts:
Commodity assets(1)	$22	$88	$5	$1	$116
Commodity liabilities(1)	(4)	(1)	(55)	(139)	(199)
Interest rate assets	12	—	—	—	12
Interest rate liabilities	—	—	(4)	(7)	(11)
Total	30	87	(54)	(145)	(82)

Designated as hedging contracts:
Commodity assets	—	—	2	6	8
Commodity liabilities	—	—	(13)	(16)	(29)
Interest rate assets	—	6	—	—	6
Interest rate liabilities	—	—	(2)	(1)	(3)
Total	—	6	(13)	(11)	(18)

Total derivatives	30	93	(67)	(156)	(100)
Cash collateral receivable	—	—	20	64	84
Total derivatives - net basis	$30	$93	$(47)	$(92)	$(16)

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2016
Not designated as hedging contracts:
Commodity assets(1)	$42	$86	$5	$2	$135
Commodity liabilities(1)	(10)	—	(46)	(150)	(206)
Interest rate assets	15	—	—	—	15
Interest rate liabilities	—	—	(4)	(6)	(10)
Total	47	86	(45)	(154)	(66)

Designated as hedging contracts:
Commodity assets	1	—	2	3	6
Commodity liabilities	—	—	(14)	(8)	(22)
Interest rate assets	—	8	—	—	8
Interest rate liabilities	—	—	(3)	—	(3)
Total	1	8	(15)	(5)	(11)

Total derivatives	48	94	(60)	(159)	(77)
Cash collateral receivable	—	—	13	61	74
Total derivatives - net basis	$48	$94	$(47)	$(98)	$(3)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of June 30, 2017 and December 31, 2016, a net regulatory asset of $162 million and $148 million, respectively, was recorded related to the net derivative liability of $83 million and $71 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Beginning balance	$180	$253	$148	$250
Changes in fair value recognized in net regulatory assets	—	(49)	33	(13)
Net gains (losses) reclassified to operating revenue	1	(3)	14	(3)
Net losses reclassified to cost of sales	(19)	(16)	(33)	(49)
Ending balance	$162	$185	$162	$185

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Beginning balance	$23	$72	$16	$46
Changes in fair value recognized in OCI	7	(28)	23	20
Net losses reclassified to cost of sales	(9)	(18)	(18)	(40)
Ending balance	$21	$26	$21	$26

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the three- and six-month periods ended June 30, 2017 and 2016, hedge ineffectiveness was insignificant. As of June 30, 2017, the Company had cash flow hedges with expiration dates extending through June 2026 and $13 million of pre-tax unrealized losses are forecasted to be reclassified from AOCI into earnings over the next twelve months as contracts settle.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2017	2016

Electricity purchases	Megawatt hours	11	5
Natural gas purchases	Decatherms	279	271
Fuel purchases	Gallons	5	11
Interest rate swaps	US$	694	714
Mortgage sale commitments, net	US$	(348)	(309)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2017, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $194 million and $190 million as of June 30, 2017 and December 31, 2016, respectively, for which the Company had posted collateral of $73 million and $69 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2017 and December 31, 2016, the Company would have been required to post $112 million and $110 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2017
Assets:
Commodity derivatives	$2	$26	$96	$(19)	$105
Interest rate derivatives	—	8	10	—	18
Mortgage loans held for sale	—	408	—	—	408
Money market mutual funds(2)	773	—	—	—	773
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	4	—	—	4
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	270	—	—	—	270
International companies	1,388	—	—	—	1,388
Investment funds	175	—	—	—	175
	$2,769	$485	$106	$(19)	$3,341
Liabilities:
Commodity derivatives	$(2)	$(211)	$(15)	$103	$(125)
Interest rate derivatives	—	(12)	(2)	—	(14)
	$(2)	$(223)	$(17)	$103	$(139)

As of December 31, 2016
Assets:
Commodity derivatives	$5	$49	$87	$(22)	$119
Interest rate derivatives	—	16	7	—	23
Mortgage loans held for sale	—	359	—	—	359
Money market mutual funds(2)	586	—	—	—	586
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	1,190	—	—	—	1,190
Investment funds	147	—	—	—	147
	$2,339	$467	$94	$(22)	$2,878
Liabilities:
Commodity derivatives	$(2)	$(199)	$(27)	$96	$(132)
Interest rate derivatives	(1)	(11)	(1)	—	(13)
	$(3)	$(210)	$(28)	$96	$(145)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $84 million and $74 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods			Six-Month Periods
	Ended June 30,			Ended June 30,
		Interest	Auction		Interest	Auction
	Commodity	Rate	Rate	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities	Derivatives	Derivatives	Securities
2017:
Beginning balance	$72	$9	$—	$60	$6	$—
Changes included in earnings	—	39	—	12	66	—
Changes in fair value recognized in OCI	—	—	—	(2)	—	—
Changes in fair value recognized in net regulatory assets	(3)	—	—	(2)	—	—
Purchases	1	—	—	1	(2)	—
Settlements	11	(40)	—	12	(62)	—
Ending balance	$81	$8	$—	$81	$8	$—

	Three-Month Periods			Six-Month Periods
	Ended June 30,			Ended June 30,
		Interest	Auction		Interest	Auction
	Commodity	Rate	Rate	Commodity	Rate	Rate
	Derivatives	Derivatives	Securities	Derivatives	Derivatives	Securities
2016:
Beginning balance	$58	$11	$26	$47	$4	$44
Changes included in earnings	(20)	29	—	(1)	54	—
Changes in fair value recognized in OCI	6	—	2	—	—	6
Changes in fair value recognized in net regulatory assets	(5)	—	—	(11)	—	—
Redemptions	—	—	(10)	—	—	(32)
Settlements	5	(26)	—	9	(44)	—
Ending balance	$44	$14	$18	$44	$14	$18
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

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$36,048	$41,340	$36,116	$40,718

(11)	Commitments and Contingencies

Fuel, Capacity and Transmission Contract Commitments

During the six-month period ended June 30, 2017, MidAmerican Energy amended certain of its natural gas supply and transportation contracts increasing minimum payments by $247 million through 2021 and $70 million for 2022 through 2041.

Construction Commitments

During the six-month period ended June 30, 2017, MidAmerican Energy entered into contracts totaling $514 million for the construction of wind-powered generating facilities in 2017 through 2019, including $222 million in 2017, $284 million in 2018 and $8 million in 2019.

Operating Leases and Easements

During the six-month period ended June 30, 2017, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $114 million through 2057 for land in Iowa on which some of its wind-powered generating facilities will be located.

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

(12)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

			Unrealized
	Unrecognized	Foreign	Gains on	Unrealized	AOCI
	Amounts on	Currency	Available-	Gains (Losses)	Attributable
	Retirement	Translation	For-Sale	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2015	$(438)	$(1,092)	$615	$7	$(908)
Other comprehensive income (loss)	62	(205)	71	1	(71)
Balance, June 30, 2016	$(376)	$(1,297)	$686	$8	$(979)

Balance, December 31, 2016	$(447)	$(1,675)	$585	$26	$(1,511)
Other comprehensive income (loss)	1	308	119	(6)	422
Balance, June 30, 2017	$(446)	$(1,367)	$704	$20	$(1,089)

Reclassifications from AOCI to net income for the periods ended June 30, 2017 and 2016 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 9. Additionally, refer to the "Foreign Operations" discussion in Note 8 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
PacifiCorp	$1,245	$1,233	$2,526	$2,485
MidAmerican Funding	659	585	1,355	1,211
NV Energy	753	707	1,337	1,322
Northern Powergrid	219	249	464	528
BHE Pipeline Group	192	188	507	503
BHE Transmission	158	(18)	324	140
BHE Renewables	220	170	364	309
HomeServices	956	841	1,541	1,332
BHE and Other(1)	152	166	302	332
Total operating revenue	$4,554	$4,121	$8,720	$8,162

Depreciation and amortization:
PacifiCorp	$202	$199	$398	$396
MidAmerican Funding	141	110	258	220
NV Energy	106	105	210	209
Northern Powergrid	52	50	101	100
BHE Pipeline Group	43	54	73	107
BHE Transmission	53	66	107	116
BHE Renewables	63	56	124	112
HomeServices	10	9	22	15
BHE and Other(1)	—	(1)	(1)	(1)
Total depreciation and amortization	$670	$648	$1,292	$1,274

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating income:
PacifiCorp	$338	$339	$683	$663
MidAmerican Funding	136	140	243	240
NV Energy	191	173	289	262
Northern Powergrid	94	125	227	283
BHE Pipeline Group	55	60	263	252
BHE Transmission	73	(122)	150	(46)
BHE Renewables	84	52	99	76
HomeServices	110	93	112	92
BHE and Other(1)	(32)	(6)	(46)	(15)
Total operating income	1,049	854	2,020	1,807
Interest expense	(457)	(468)	(915)	(941)
Capitalized interest	10	103	20	114
Allowance for equity funds	18	115	35	130
Interest and dividend income	27	27	53	54
Other, net	(3)	1	22	11
Total income before income tax expense and equity income	$644	$632	$1,235	$1,175

Interest expense:
PacifiCorp	$95	$96	$190	$191
MidAmerican Funding	59	55	118	109
NV Energy	58	63	116	130
Northern Powergrid	33	36	64	72
BHE Pipeline Group	10	13	22	26
BHE Transmission	39	38	80	74
BHE Renewables	52	48	102	97
HomeServices	1	—	2	1
BHE and Other(1)	110	119	221	241
Total interest expense	$457	$468	$915	$941

Operating revenue by country:
United States	$4,177	$3,889	$7,924	$7,488
United Kingdom	219	249	464	528
Canada	158	(17)	324	143
Philippines and other	—	—	8	3
Total operating revenue by country	$4,554	$4,121	$8,720	$8,162

Income before income tax expense and equity income by country:
United States	$529	$498	$952	$856
United Kingdom	62	91	164	210
Canada	38	28	80	71
Philippines and other	15	15	39	38
Total income before income tax expense and equity income by country	$644	$632	$1,235	$1,175

	As of
	June 30,	December 31,
	2017	2016
Total assets:
PacifiCorp	$23,626	$23,563
MidAmerican Funding	18,261	17,571
NV Energy	14,188	14,320
Northern Powergrid	6,940	6,433
BHE Pipeline Group	4,900	5,144
BHE Transmission	8,794	8,378
BHE Renewables	7,643	7,010
HomeServices	2,061	1,776
BHE and Other(1)	1,396	1,245
Total assets	$87,809	$85,440

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2017 (in millions):

					BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Total

December 31, 2016	$1,129	$2,102	$2,369	$930	$75	$1,470	$95	$840	$9,010
Acquisitions	—	—	—	—	—	—	—	106	106
Foreign currency translation	—	—	—	36	—	54	—	—	90
Other	—	—	—	—	(2)	—	—	—	(2)
June 30, 2017	$1,129	$2,102	$2,369	$966	$73	$1,524	$95	$946	$9,204

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily selling power generated from solar, wind, geothermal and hydroelectric sources under long-term contracts, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

Results of Operations for the Second Quarter and First Six Months of 2017 and 2016

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Net income attributable to BHE shareholders:
PacifiCorp	$176	$177	$(1)	(1)%	$355	$342	$13	4%
MidAmerican Funding	131	127	4	3	233	200	33	17
NV Energy	91	76	15	20	124	97	27	28
Northern Powergrid	53	70	(17)	(24)	135	168	(33)	(20)
BHE Pipeline Group	27	30	(3)	(10)	148	139	9	6
BHE Transmission	53	68	(15)	(22)	113	116	(3)	(3)
BHE Renewables	71	32	39	*	105	44	61	*
HomeServices	62	55	7	13	62	56	6	11
BHE and Other	(90)	(99)	9	9	(145)	(136)	(9)	(7)
Total net income attributable to BHE shareholders	$574	$536	$38	7	$1,130	$1,026	$104	10

*    Not meaningful

Net income attributable to BHE shareholders increased $38 million for the second quarter of 2017 compared to 2016 due to the following:

•
PacifiCorp's net income decreased $1 million due primarily to higher depreciation and amortization of $9 million from additional plant placed in-service and higher operations and maintenance expenses, partially offset by higher gross margins of $14 million, excluding the impact of demand side management amortization expense. Gross margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wheeling revenue and higher wholesale revenue, partially offset by lower average retail rates, higher purchased electricity costs and higher coal costs.

•
MidAmerican Funding's net income increased $4 million due primarily to higher electric gross margins of $32 million, excluding the impact of demand side management program costs, and higher recognized production tax credits of $5 million, partially offset by higher depreciation and amortization of $31 million, substantially from accruals for Iowa regulatory arrangements. Electric gross margins increased due to higher wholesale revenue, higher transmission revenue and higher retail customer volumes, partially offset by higher coal-fueled generation and purchased power costs.

•
NV Energy's net income increased $15 million due primarily to higher electric gross margins of $20 million, excluding the impact of energy efficiency program costs, and lower interest expense of $6 million, due primarily to lower rates on outstanding debt balances. Electric gross margins increased due to a refinement of the unbilled revenue estimate, customer growth and higher customer usage.

•
Northern Powergrid's net income decreased $17 million due largely to the stronger United States dollar of $6 million, higher pension expense of $9 million and lower distribution revenue of $8 million. Distribution revenue decreased due to lower tariff rates and lower units distributed, partially offset by favorable movements in regulatory provisions.

•
BHE Pipeline Group's net income decreased $3 million due mainly to higher operating expenses and costs associated with the early redemption of the 4.893% Senior Notes at Kern River, partially offset by higher transportation revenue at Northern Natural Gas.

•
BHE Transmission's net income decreased $15 million from lower earnings at AltaLink of $10 million, due primarily to decreases in contingent liabilities in 2016, and at BHE U.S. Transmission of $5 million from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of new rates effective in March 2017.

•
BHE Renewables' net income increased $39 million due primarily to higher generation at the Solar Star projects due to transformer related forced outages in 2016, favorable earnings from tax equity investments reaching commercial operation, additional wind and solar capacity placed in-service and a favorable change in the valuation of a power purchase agreement derivative.

•	HomeServices' net income increased $7 million due primarily to higher earnings from existing franchise businesses and acquired brokerage businesses.

•
BHE and Other net loss improved $9 million due primarily to higher federal income tax credits recognized on a consolidated basis and lower interest expense due to redemptions of junior subordinated debentures, partially offset by higher other operating costs.

Net income attributable to BHE shareholders increased $104 million for the first six months of 2017 compared to 2016 due to the following:

•
PacifiCorp's net income increased $13 million due primarily to higher gross margins of $41 million, excluding the impact of demand side management amortization expense, partially offset by higher depreciation and amortization of $15 million from additional plant placed in-service and higher property taxes of $3 million. Gross margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue from higher volumes and short-term market prices, lower purchased electricity prices and higher wheeling revenue, partially offset by higher purchased electricity volumes, lower average retail rates and higher coal costs. Retail customer volumes increased 2.6% due to impacts of weather on residential customers in Oregon and Washington, higher industrial usage primarily in Utah and Idaho, higher commercial usage across the service territory and an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah, partially offset by lower residential usage in Utah and Oregon.

•
MidAmerican Funding's net income increased $33 million due primarily to higher electric gross margins of $53 million, excluding the impact of demand side management program costs, and higher recognized production tax credits of $26 million, partially offset by higher depreciation and amortization of $38 million, due to accruals for Iowa regulatory arrangements and wind-powered generating facilities placed in-service in the second half of 2016, and higher operations and maintenance expenses. Electric gross margins increased due to higher wholesale revenue from higher sales prices and volumes, higher retail customer volumes, higher recoveries through bill riders and higher transmission revenue, partially offset by higher coal-fueled generation and purchased power costs. Retail customer volumes increased 2.0% due to industrial growth net of lower residential and commercial volumes due to milder temperatures.

•
NV Energy's net income increased $27 million due primarily to higher electric gross margins of $24 million, excluding the impact of energy efficiency program costs, and lower interest expense of $15 million, due primarily to lower rates on outstanding debt balances. Electric gross margins increased due to a refinement of the unbilled revenue estimate, customer growth and higher customer usage, due mainly to the impacts of weather.

•
Northern Powergrid's net income decreased $33 million due largely to the stronger United States dollar of $19 million, lower distribution revenue of $10 million and higher pension expense of $10 million. Distribution revenue decreased due to lower units distributed, the recovery in 2016 of the December 2013 customer rebate and unfavorable movements in regulatory provisions, partially offset by higher tariff rates.

•
BHE Pipeline Group’s net income increased $9 million due to a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by the FERC at Kern River and higher transportation revenue at Northern Natural Gas, partially offset by higher operating expenses and costs associated with the early redemption of the 4.893% Senior Notes at Kern River.

•
BHE Transmission's net income decreased $3 million at BHE U.S. Transmission from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of new rates effective in March 2017. AltaLink's earnings were unchanged as the impacts of additional assets placed in-service were offset by decreases in contingent liabilities in 2016.

•
BHE Renewables' net income increased $61 million due primarily to favorable earnings from tax equity investments reaching commercial operation, additional wind and solar capacity placed in-service, higher generation at the Solar Star projects due to transformer related forced outages in 2016, favorable changes in the valuations of interest rate swap derivatives and higher production at the Casecnan project due to higher rainfall.

•	HomeServices' net income increased $6 million due primarily to higher earnings at existing franchise businesses.

•
BHE and Other net loss increased $9 million due primarily to lower federal income tax credits recognized on a consolidated basis and higher other operating costs, partially offset by lower consolidated deferred state income tax expense due to changes in the tax status of certain subsidiaries and lower interest expense due to redemptions of junior subordinated debentures.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Operating revenue:
PacifiCorp	$1,245	$1,233	$12	1%	$2,526	$2,485	$41	2%
MidAmerican Funding	659	585	74	13	1,355	1,211	144	12
NV Energy	753	707	46	7	1,337	1,322	15	1
Northern Powergrid	219	249	(30)	(12)	464	528	(64)	(12)
BHE Pipeline Group	192	188	4	2	507	503	4	1
BHE Transmission	158	(18)	176	*	324	140	184	*
BHE Renewables	220	170	50	29	364	309	55	18
HomeServices	956	841	115	14	1,541	1,332	209	16
BHE and Other	152	166	(14)	(8)	302	332	(30)	(9)
Total operating revenue	$4,554	$4,121	$433	11	$8,720	$8,162	$558	7

Operating income:
PacifiCorp	$338	$339	$(1)	—%	$683	$663	$20	3%
MidAmerican Funding	136	140	(4)	(3)	243	240	3	1
NV Energy	191	173	18	10	289	262	27	10
Northern Powergrid	94	125	(31)	(25)	227	283	(56)	(20)
BHE Pipeline Group	55	60	(5)	(8)	263	252	11	4
BHE Transmission	73	(122)	195	*	150	(46)	196	*
BHE Renewables	84	52	32	62	99	76	23	30
HomeServices	110	93	17	18	112	92	20	22
BHE and Other	(32)	(6)	(26)	*	(46)	(15)	(31)	*
Total operating income	$1,049	$854	$195	23	$2,020	$1,807	$213	12

*    Not meaningful

PacifiCorp

Operating revenue increased $12 million for the second quarter of 2017 compared to 2016 due to higher wholesale and other revenue of $15 million, partially offset by lower retail revenue of $3 million. Wholesale and other revenue increased due to higher wholesale volumes and short-term market prices and higher wheeling revenue. Retail revenue decreased due primarily to lower average rates and lower demand side management revenue (offset in operations and maintenance expenses), primarily driven by the establishment of the Utah Sustainable Transportation and Energy Plan program, partially offset by higher customer volumes. Retail customer volumes increased 2.4% due to higher commercial and industrial usage and an increase in the average number of residential and commercial customers primarily in Utah.

Operating income decreased by $1 million for the second quarter of 2017 compared to 2016 due to higher depreciation and amortization of $9 million from additional plant placed in-service, partially offset by lower operations and maintenance expenses of $7 million and higher gross margins of $3 million. Operations and maintenance expenses decreased due to a decrease in demand side management amortization expense (offset in retail revenue) of $11 million and lower pension expense, partially offset by higher injury and damage expenses, due primarily to a prior year accrual for insurance proceeds and current year settlements, and higher labor costs related to storm damage restoration. Gross margins were higher due to the increase in operating revenue and lower natural gas-fueled generation, partially offset by higher purchased electricity costs from higher volumes and prices and higher coal costs.

Operating revenue increased $41 million for the first six months of 2017 compared to 2016 due to higher wholesale and other revenue of $27 million and higher retail revenue of $14 million. Wholesale and other revenue increased due primarily to higher wholesale volumes and short-term market prices and higher wheeling revenue. Retail revenue increased due to higher customer volumes, partially offset by lower average rates and lower demand side management revenue (offset in operations and maintenance expenses), primarily driven by the establishment of the Utah Sustainable Transportation and Energy Plan program. Retail customer volumes increased 2.6% due to the impacts of weather on residential customers in Oregon and Washington, higher industrial usage primarily in Utah and Idaho, higher commercial usage across the service territory and an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah, partially offset by lower residential usage in Utah and Oregon.

Operating income increased $20 million for the first six months of 2017 compared to 2016 due to lower operations and maintenance expenses of $22 million and higher gross margins of $18 million, partially offset by higher depreciation and amortization of $15 million from additional plant placed in-service and higher property taxes of $3 million. Operations and maintenance expenses decreased due to a decrease in demand side management amortization expense (offset in retail revenue) of $23 million and lower pension expense, partially offset by higher injury and damage expenses, due primarily to a prior year accrual for insurance proceeds and current year settlements, and higher labor costs related to storm damage restoration. Gross margins were higher due to the increase in operating revenue, lower natural gas-fueled generation and lower purchased electricity prices, partially offset by higher purchased electricity volumes and higher coal costs.

MidAmerican Funding

Operating revenue increased $74 million for the second quarter of 2017 compared to 2016 due to higher electric operating revenue of $56 million and higher natural gas operating revenue of $18 million. Electric operating revenue increased due to higher wholesale and other revenue of $46 million and higher retail revenue of $10 million. Electric wholesale and other revenue increased due to higher wholesale volumes of $22 million, higher wholesale prices of $16 million and higher transmission revenue of $6 million. Electric retail revenue increased $19 million from non-weather usage and rate factors, including higher industrial sales volumes, and $2 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense), partially offset by $11 million from the impact of milder temperatures in 2017. Electric retail customer volumes increased 2.5% from industrial growth, partially offset by the unfavorable impact of temperatures. Natural gas operating revenue increased due to a higher average per-unit cost of gas sold of $18 million (offset in cost of sales).

Operating income decreased $4 million for the second quarter of 2017 compared to 2016 due to higher depreciation and amortization of $31 million and higher operations and maintenance expenses of $11 million, partially offset by higher electric gross margins of $36 million and higher natural gas gross margins of $3 million. Electric gross margins were higher due to the increase in operating revenue, partially offset by higher coal-fueled generation and higher purchased power costs. The increase in depreciation and amortization reflects higher accruals for Iowa regulatory arrangements and wind generation and other plant placed in-service, partially offset by a reduction of $8 million from lower depreciation rates implemented in December 2016. Operations and maintenance expenses increased due primarily to higher demand side management program costs (offset in retail revenue) of $5 million and higher maintenance costs related to additional wind turbines.

Operating revenue increased $144 million for the first six months of 2017 compared to 2016 due to higher electric operating revenue of $90 million and higher natural gas operating revenue of $54 million. Electric operating revenue increased due to higher wholesale and other revenue of $67 million and higher retail revenue of $23 million. Electric wholesale and other revenue increased due to higher wholesale volumes of $37 million, higher wholesale prices of $23 million and higher transmission revenue of $5 million. Electric retail revenue increased $28 million from non-weather usage and rate factors, including higher industrial sales volumes, and $9 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense), partially offset by $14 million from the impact of milder temperatures in 2017. Electric retail customer volumes increased 2.0% from industrial growth, partially offset by the unfavorable impact of temperatures. Natural gas operating revenue increased due to a higher average per-unit cost of gas sold of $58 million (offset in cost of sales) and 1.2% higher wholesale sales volumes, partially offset by 6.3% lower retail sales volumes.

Operating income increased $3 million for the first six months of 2017 compared to 2016 due to higher electric gross margins of $60 million and higher natural gas gross margins of $2 million, partially offset by higher depreciation and amortization of $38 million, higher operations and maintenance expenses of $17 million and higher property and other taxes of $4 million. Electric gross margins were higher due to the increase in operating revenue, partially offset by higher coal-fueled generation and higher purchased power costs. The increase in depreciation and amortization reflects higher accruals for Iowa regulatory arrangements and wind generation and other plant placed in-service, partially offset by a reduction of $17 million from lower depreciation rates implemented in December 2016. Operations and maintenance expenses increased due primarily to higher demand side management program costs (offset in retail revenue) of $9 million and higher maintenance costs related to additional wind turbines.

NV Energy

Operating revenue increased $46 million for the second quarter of 2017 compared to 2016 due to higher electric retail operating revenue. Retail revenue was higher due to $25 million from higher retail rates, primarily from energy costs that are passed on to customers through deferred energy adjustment mechanisms, $13 million from customer growth, $11 million from impact fees received due to industrial customers purchasing energy from alternative providers and becoming distribution only service customers, $10 million from a refinement of the unbilled revenue estimate and $7 million from customer usage, primarily from the impacts of weather, partially offset by $12 million from lower commercial and industrial revenue mainly from customers purchasing energy from alternative providers and becoming distribution only customers in 2016 and $7 million from lower energy efficiency rate revenue (offset in operating expenses). Electric retail customer volumes, including distribution only service customers, increased 2.2% compared to 2016.

Operating income increased $18 million for the second quarter of 2017 compared to 2016 due to higher electric gross margins of $13 million and lower operating expenses of $5 million, due primarily to lower energy efficiency program costs (offset in electric operating revenue). Electric gross margins were higher due to the increase in electric operating revenue, partially offset by higher energy costs of $34 million. Energy costs increased due to a higher average cost of fuel for generation of $29 million, higher purchased power costs of $3 million and higher net deferred power costs of $2 million.

Operating revenue increased $15 million for the first six months of 2017 compared to 2016 due to higher electric operating revenue of $28 million, partially offset by lower natural gas operating revenue of $14 million. Electric operating revenue increased due to higher retail revenue of $23 million and higher transmission revenue of $5 million. Retail revenue increased due to $15 million from higher retail rates primarily from energy costs that are passed on to customers through deferred energy adjustment mechanisms, $13 million from customer growth, $11 million from impact fees received due to industrial customers purchasing energy from alternative providers and becoming distribution only service customers, $10 million from a refinement of the unbilled revenue estimate and $7 million from customer usage, primarily from the impacts of weather, partially offset by $20 million from lower commercial and industrial revenue mainly from customers purchasing energy from alternative providers and becoming distribution only customers in 2016 and $13 million of lower energy efficiency rate revenue (offset in operating expenses). Electric retail customer volumes, including distribution only service customers, increased 1.4% compared to 2016. Natural gas operating revenue decreased due to lower energy rates, partially offset by higher customer usage.

Operating income increased $27 million for the first six months of 2017 compared to 2016 due to lower operating expenses of $15 million and higher electric gross margins of $11 million. Operating expenses decreased due primarily to lower energy efficiency program costs (offset in electric operating revenue). Electric gross margins were higher due to the increase in electric operating revenue, partially offset by higher energy costs of $18 million. Energy costs increased due to a higher average cost of fuel for generation of $63 million and higher purchased power costs of $5 million, partially offset by lower net deferred power costs of $50 million.

Northern Powergrid

Operating revenue decreased $30 million for the second quarter of 2017 compared to 2016 due to the stronger United States dollar of $27 million and lower distribution revenue of $8 million, partially offset by higher smart metering revenue of $6 million. Distribution revenue decreased due to lower tariff rates of $4 million and lower units distributed of $6 million, partially offset by favorable movements in regulatory provisions of $2 million Operating income decreased $31 million for the second quarter of 2017 compared to 2016 due to the stronger United States dollar of $11 million, higher pension expense of $9 million and higher depreciation of $8 million from additional assets placed in-service.

Operating revenue decreased $64 million for the first six months of 2017 compared to 2016 due to the stronger United States dollar of $65 million and lower distribution revenue of $10 million, partially offset by higher smart metering revenue of $12 million. Distribution revenue decreased due to lower units distributed of $12 million, the recovery in 2016 of the December 2013 customer rebate of $11 million and unfavorable movements in regulatory provisions of $3 million, partially offset by higher tariff rates of $15 million. Operating income decreased $56 million for the first six months of 2017 compared to 2016 due to the stronger United States dollar of $32 million, higher depreciation of $14 million from additional assets placed in service and higher pension expense of $10 million.

BHE Pipeline Group

Operating revenue increased $4 million for the second quarter of 2017 compared to 2016 due to higher transportation revenues and higher gas sales of $13 million related to system balancing activities (largely offset in cost of sales) at Northern Natural Gas, partially offset by lower transportation revenues at Kern River. Operating income decreased $5 million for the second quarter of 2017 compared to 2016 due primarily to lower transportation revenues at Kern River and higher operating expenses, partially offset by lower depreciation expense and higher transportation revenues at Northern Natural Gas.

Operating revenue increased $4 million for the first six months of 2017 compared to 2016 due to higher transportation revenues and higher gas sales of $17 million related to system balancing activities (largely offset in cost of sales) at Northern Natural Gas, partially offset by lower transportation revenues at Kern River. Operating income increased $11 million for the first six months of 2017 compared to 2016 due primarily to a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by FERC at Kern River, lower depreciation expense and higher transportation revenues at Northern Natural Gas, partially offset by lower transportation revenues at Kern River and higher operating expenses.

BHE Transmission

Operating revenue increased $176 million for the second quarter of 2017 compared to 2016 due primarily to a one-time reduction of $200 million from the 2015-2016 GTA decision received in May 2016 at AltaLink and $4 million from additional assets placed in service, partially offset by lower costs recovered in operating revenue and the stronger United States dollar of $8 million. Operating income increased $195 million for the second quarter of 2017 compared to 2016 due primarily to the higher operating revenue from the 2015-2016 GTA decision that required AltaLink to refund $200 million to customers in 2016 through reduced monthly billings for the change from receiving cash during construction for the return on construction work-in-progress in rate base to recording allowance for borrowed and equity funds used during construction related to construction expenditures during the 2011 to 2014 time period. The refund was offset with higher capitalized interest and allowance for equity funds.

Operating revenue increased $184 million for the first six months of 2017 compared to 2016 due primarily to a one-time reduction of $200 million from the 2015-2016 GTA decision received in May 2016 at AltaLink and $10 million from additional assets placed in service, partially offset by lower costs recovered in operating revenue. Operating income increased $196 million for the first six months of 2017 compared to 2016 due primarily to the changes in operating revenue.

BHE Renewables

Operating revenue increased $50 million for the second quarter of 2017 compared to 2016 due to higher generation at the Solar Star projects of $20 million due to transformer related forced outages in 2016, additional wind and solar capacity placed in-service of $15 million, a favorable change in the valuation of a power purchase agreement derivative of $12 million and higher geothermal generation of $4 million. Operating income increased $32 million for the second quarter of 2017 compared to 2016 due to the increase in operating revenue, partially offset by higher operating expense of $12 million and higher depreciation and amortization of $7 million, each due primarily to the additional wind and solar capacity placed in-service. Operating expense also increased from the scope and timing of maintenance at certain geothermal plants.

Operating revenue increased $55 million for the first six months of 2017 compared to 2016 due to additional wind and solar capacity placed in-service of $28 million, higher generation at the Solar Star projects of $25 million due to transformer related forced outages in 2016, higher production at the Casecnan project of $5 million due to higher rainfall and higher geothermal generation of $4 million, partially offset by lower generation at the Topaz project of $7 million due to a scheduled maintenance outage. Operating income increased $23 million for the first six months of 2017 compared to 2016 due to the increase in operating revenue, partially offset by higher operating expense of $22 million and higher depreciation and amortization of $12 million, each due primarily to the additional wind and solar capacity placed in-service. Operating expense also increased from the scope and timing of maintenance at certain geothermal plants. The change in depreciation and amortization reflects a reduction of $4 million from the extension of the useful life of certain wind-generating facilities from 25 years to 30 years effective January 2017.

HomeServices

Operating revenue increased $115 million for the second quarter of 2017 compared to 2016 due to a 6.0% increase in closed brokerage units and a 9.7% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $27 million and an increase in acquired businesses totaling $88 million. The increase in revenue from existing businesses is due to a 4.1% increase in average home sales prices. Operating income increased $17 million for the second quarter of 2017 compared to 2016 due to higher earnings from existing franchise businesses, due mainly to a favorable settlement and a gain on the collection of notes receivables, and acquired brokerage businesses.

Operating revenue increased $209 million for the first six months of 2017 compared to 2016 due to an 8.2% increase in closed brokerage units and a 7.3% increase in average home sales prices. The increase in operating revenue was due to an increase from existing businesses totaling $68 million and an increase in acquired businesses totaling $141 million. The increase in revenue from existing businesses is due to a 1.2% increase in closed brokerage units and a 2.5% increase in average home sales prices. Operating income increased $20 million for the first six months of 2017 compared to 2016 due primarily to higher earnings from existing franchise businesses, due mainly to a favorable settlement and a gain on the collection of notes receivable.

BHE and Other

Operating revenue decreased $14 million for the second quarter of 2017 compared to 2016 due to lower electricity volumes and rates, partially offset by higher natural gas volumes and rates, at MidAmerican Energy Services, LLC. Operating loss increased $26 million for the second quarter of 2017 compared to 2016 due to higher other operating costs and lower margins of $4 million at MidAmerican Energy Services, LLC.

Operating revenue decreased $30 million for the first six months of 2017 compared to 2016 due to lower electricity volumes and rates, partially offset by higher natural gas rates, at MidAmerican Energy Services, LLC. Operating loss increased $31 million for the first six months of 2017 compared to 2016 due to higher other operating costs.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change

Subsidiary debt	$345	$347	$(2)	(1)%	$691	$697	$(6)	(1)%
BHE senior debt and other	106	103	3	3	211	204	7	3
BHE junior subordinated debentures	6	18	(12)	(67)	13	40	(27)	(68)
Total interest expense	$457	$468	$(11)	(2)	$915	$941	$(26)	(3)

Interest expense decreased $11 million for the second quarter of 2017 compared to 2016 and $26 million for the first six months of 2017 compared to 2016 due to repayments of BHE junior subordinated debentures of $550 million in 2017 and $2.0 billion in 2016, scheduled maturities and principal payments, early redemptions and the impact of foreign currency exchange rate movements of $7 million in the quarter and $9 million in the first six months, partially offset by debt issuances at MidAmerican Funding, AltaLink and BHE Renewables.

Capitalized Interest

Capitalized interest decreased $93 million for the second quarter of 2017 compared to 2016 and $94 million for the first six months of 2017 compared to 2017 due primarily to $96 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which was offset in operating revenue, partially offset by higher construction work-in-progress balances at MidAmerican Energy.

Allowance for Equity Funds

Allowance for equity funds decreased $97 million for the second quarter of 2017 compared to 2016 and $95 million for the first six months of 2017 compared to 2016 due primarily to $104 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which was offset in operating revenue, partially offset by higher construction work-in-progress balances at MidAmerican Energy.

Other, net

Other, net decreased $4 million for the second quarter of 2017 compared to 2016 primarily due to costs associated with the early redemption of subsidiary long-term debt in 2017.

Other, net increased $11 million for the first six months of 2017 compared to 2016 mainly due to higher investment returns and favorable changes in the valuations of interest rate swap derivatives of $8 million, partially offset by costs associated with the early redemption of subsidiary long-term debt in 2017.

Income Tax Expense

Income tax expense decreased $38 million for the second quarter of 2017 compared to 2016 and the effective tax rate was 13% for 2017 and 19% for 2016. The effective tax rate decreased due to higher production tax credits recognized of $43 million, partially offset by unfavorable impacts of rate making of $11 million.

Income tax expense decreased $60 million for the first six months of 2017 compared to 2016 and the effective tax rate was 11% for 2017 and 17% for 2016. The effective tax rate decreased due to higher production tax credits recognized of $62 million and lower consolidated deferred state income tax expense due to changes in the tax status of certain subsidiaries, partially offset by higher income tax expense on higher pre-tax income.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2017 were $203 million, or $62 million higher than 2016, while production tax credits earned in 2017 were $270 million, or $75 million higher than 2016. The difference between production tax credits recognized and earned of $67 million as of June 30, 2017, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2017.

Equity Income

Equity income decreased $8 million for the second quarter of 2017 compared to 2016 and $10 million for the first six months of 2017 compared to 2016 due to lower equity earnings at Electric Transmission Texas, LLC, due primarily to the impacts of new rates effective in March 2017, and lower pre-tax equity earnings from tax equity investments at BHE Renewables.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $4 million for the second quarter of 2017 compared to 2016 and $6 million for the first six months of 2017 compared to 2016 due to higher earnings at HomeServices' franchise business.

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

As of June 30, 2017, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$6	$167	$371	$15	$38	$9	$221	$827

Credit facilities	3,000	1,000	909	650	195	1,022	965	7,741
Less:
Short-term debt	(1,745)	—	—	—	—	(283)	(467)	(2,495)
Tax-exempt bond support and letters of credit	(7)	(92)	(220)	(80)	—	(8)	—	(407)
Net credit facilities	1,248	908	689	570	195	731	498	4,839

Total net liquidity	$1,254	$1,075	$1,060	$585	$233	$740	$719	$5,666
Credit facilities:
Maturity dates	2018, 2020	2020	2018, 2020	2020	2020	2017, 2018, 2021	2017, 2018

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016 were $2.4 billion and $2.8 billion, respectively. The decrease was due primarily to a change in income tax payments and higher cash payments for interest, partially offset by improved operating results and other changes in working capital.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2017 and 2016 were $(2.437) billion and $(2.455) billion, respectively. The change was due primarily to lower capital expenditures of $290 million and lower funding of tax equity investments, partially offset by higher cash paid for acquisitions.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2017 was $112 million. Sources of cash totaled $1.8 billion and consisted of $1.2 billion of proceeds from subsidiary debt issuances and $617 million of net proceeds from short-term debt. Uses of cash totaled $1.7 billion and consisted mainly of repayments of BHE senior debt and junior subordinated debentures totaling $950 million and repayments of subsidiary debt totaling $668 million.

For a discussion of recent financing transactions, refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the six-month period ended June 30, 2016 was $(642) million. Uses of cash totaled $2.6 billion and consisted mainly of repayments of subsidiary debt totaling $1.5 billion and repayments of BHE junior subordinated debentures of $1.0 billion. Sources of cash totaled $1.9 billion and consisted of $1.5 billion of proceeds from subsidiary debt issuances and $465 million net proceeds from short-term debt.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2016	2017	2017
Capital expenditures by business:
PacifiCorp	$415	$370	$825
MidAmerican Funding	506	546	1,893
NV Energy	274	226	439
Northern Powergrid	307	288	591
BHE Pipeline Group	74	83	362
BHE Transmission	272	146	340
BHE Renewables	242	137	310
HomeServices	8	11	32
BHE and Other	5	6	22
Total	$2,103	$1,813	$4,814

Capital expenditures by type:
Wind generation	$370	$234	$1,343
Solar generation	9	52	127
Electric transmission	234	190	353
Environmental	31	35	132
Other growth	198	256	567
Operating	1,261	1,046	2,292
Total	$2,103	$1,813	$4,814

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $129 million and $172 million for the six-month periods ended June 30, 2017 and 2016, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $632 million for 2017. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2019. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns if they are above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. Each of these projects is expected to qualify for 100% of production tax credits currently available.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy and the construction of new wind-powered generating facilities at PacifiCorp totaling $90 million for the six-month period ended June 30, 2017. PacifiCorp and MidAmerican Energy anticipate costs for these activities will total an additional $404 million for 2017. The repowering projects entail the replacement of significant components of older turbines. The energy production from the repowered and the new facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years once the equipment is placed in-service.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $18 million and $198 million for the six-month periods ended June 30, 2017 and 2016, respectively. BHE Renewables anticipates costs for wind-powered generating facilities will total an additional $70 million in 2017 and $258 million in 2018. BHE Renewables is developing and constructing up to 212 MW of wind-powered generating facilities in the state of Illinois.

•
Solar generation includes the construction of the community solar gardens project in Minnesota at BHE Renewables totaling $50 million for the six-month period ended June 30, 2017. BHE Renewables anticipates costs for the community solar gardens project will total an additional $73 million in 2017 and $18 million in 2018.

•
Electric transmission includes PacifiCorp's costs associated with main grid reinforcement and the Energy Gateway Transmission Expansion Program, MidAmerican Energy's Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for the construction of approximately 250 miles of 345 kV transmission line located in Iowa and Illinois and AltaLink's directly assigned projects from the AESO.

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

Oncor Electric Delivery Company LLC Acquisition

On July 7, 2017, BHE and certain subsidiaries entered into an agreement and plan of merger (the "Merger Agreement") with Energy Future Holdings Corp. (“EFH Corp.”) and Energy Future Intermediate Holding Company LLC whereby BHE will become the indirect owner of 80.03% of Oncor Electric Delivery Company LLC ("Oncor").

Pursuant to the Merger Agreement, the consideration funded by BHE for the acquisition of EFH Corp. will be $9.0 billion, which implies an equity value of approximately $11.25 billion for 100% of Oncor. The consideration is expected to be paid in cash, subject to certain terms and conditions set forth in the Merger Agreement. BHE’s primary shareholder has committed to provide the capital to fund the entire purchase price and BHE will fund the $9.0 billion purchase price by issuing common equity to its existing shareholders. Subject to numerous closing conditions, closing of the Merger Agreement is expected in the fourth quarter of 2017. BHE intends to acquire the remaining 19.97% minority interest positions in Oncor through transactions separate from the Merger Agreement.

Other Acquisitions

The Company completed various acquisitions totaling $588 million for the six-month period ended June 30, 2017. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which related primarily to development and construction costs for the 110-megawatt Alamo 6 solar project, the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power and residential real estate brokerage businesses. There were no other material assets acquired or liabilities assumed.

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

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $170 million in 2015, $584 million in 2016 and $85 million through June 30, 2017, and expects to contribute $317 million for the remainder of 2017 and $83 million in 2018 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of June 30, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 other than the recent financing transactions and the renewable tax equity investments previously discussed.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state’s zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC’s energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened in both suits and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit.

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

PacifiCorp

In June 2017, PacifiCorp filed two applications each with the UPSC, IPUC and the WPSC for the Energy Vision 2020 project. The first application seeks approvals to construct or procure four new Wyoming wind resources with a total capacity of 860 megawatts and certain transmission facilities. PacifiCorp estimates that the combined wind and transmission projects will cost approximately $2 billion. The UPSC has set a procedural schedule with hearings to occur in March 2018, and schedules in Idaho and Wyoming will be set after the expiration of public notice periods in August 2017. The second application seeks approval of PacifiCorp's resource decision to upgrade or “repower” existing wind resources, as prudent and in the public interest. PacifiCorp estimates that the wind repowering project will cost approximately $1.13 billion. The UPSC has set a procedural schedule with hearings to occur in November 2017 with requested approval in December 2017. Schedules in Idaho and Wyoming will also be set after the expiration of public notice periods in August 2017. Both applications seek approval for the proposed ratemaking treatment associated with the projects.

Utah

In March 2017, PacifiCorp filed its annual Energy Balancing Account ("EBA") with the UPSC seeking approval to refund to customers $7 million in deferred net power costs for the period January 1, 2016 through December 31, 2016, reflecting the difference between base and actual net power costs in the 2016 deferral period. In April 2017, PacifiCorp revised its recommendation and requested approval to refund an additional $7 million to customers resulting in an interim rate reduction of $14 million. The rate change became effective on an interim basis May 1, 2017.

In March 2017, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to refund to customers $1 million for the period January 1, 2016 through December 31, 2016 for the difference in base and actual renewable energy credits. The rate change became effective on an interim basis June 1, 2017.

As a result of the Utah Sustainable Transportation and Energy Plan legislation that was signed into law in March 2016, PacifiCorp filed an application in September 2016 seeking approval of a proposed five-year pilot program with an annual budget of $10 million authorized under the legislation to address clean-coal technology programs, commercial line extension programs, an electric vehicle incentive program and associated residential time of use rate pilot, and other programs authorized in legislation. The UPSC issued orders approving PacifiCorp's application in phases in December 2016, May 2017, and June 2017.

In November 2016, PacifiCorp filed cost of service analyses, as ordered by the UPSC, to quantify the cost shifting due to net metering. The UPSC ordered the analyses to comply with a 2014 law requiring the examination of whether the costs of net metering exceed the benefits to PacifiCorp and other customers. The filing includes a proposal for a new rate schedule for residential customer generators with a three-part rate based on the cost of serving this class of customer, which will mitigate future cost shifting. PacifiCorp proposed that the new rate schedule only apply to new net metering customers that submit applications after December 9, 2016. On December 9, 2016, PacifiCorp requested that the effective date for the start of a transitional tariff be suspended while it works with stakeholders on a collaborative process to resolve net metering rate design issues. The filing also requests an increase in the application fees for net metering. In February 2017, the UPSC ruled on motions to dismiss and requests for a show cause order for a regulatory rate review filed by various parties to the docket and denied the motions. The UPSC has set a procedural schedule with hearings to occur in August 2017.

Oregon

In March 2017, PacifiCorp submitted its filing for the annual Transitional Adjustment Mechanism ("TAM") filing in Oregon requesting an annual increase of $18 million, or an average price increase of 1.5%, based on forecasted net power costs and loads for calendar year 2018. Consistent with Oregon Senate Bill 1547, the filing includes an update of the impact of expiring production tax credits, which accounts for $6 million of the total rate adjustment. The filing was updated in July to reflect changes in contracts and market conditions. The updated filing is requesting an annual increase of $8 million, or an average price increase of 0.6%. The filing will be updated for changes in contracts and market conditions again in November 2017, before final rates become effective in January 2018.

Wyoming

In April 2017, PacifiCorp filed its annual Energy Cost Adjustment Mechanism ("ECAM") and REC and Sulfur Dioxide Revenue Adjustment Mechanism ("RRA") applications with the WPSC. The ECAM filing requests approval to refund to customers $5 million in deferred net power costs for the period January 1, 2016 through December 31, 2016, and the RRA application requests approval to refund to customers $1 million. In June 2017, the WPSC approved the ECAM and RRA rates on an interim basis until a final order is issued by the WPSC.

Washington

In August 2017, PacifiCorp submitted a compliance filing to implement the second-year rate increase approved as part of the two-year rate plan in the 2015 regulatory rate review. The compliance filing will include rates based on the $8 million, or 2.3%, increase ordered by the WUTC in September 2016. If approved by the WUTC, the rates would be effective September 2017.

Idaho

In January 2017, a $1 million, or 0.4%, decrease in base rates became effective as a result of a filing made with the IPUC to update net power costs in base rates in compliance with a prior rate plan stipulation.

In March 2017, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $8 million for deferred costs in 2016. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, recovery of Deer Creek longwall mine investment, and changes in production tax credits and renewable energy credits. The IPUC approved the ECAM application with rates effective June 1, 2017.

California

In April 2017, PacifiCorp filed an application with the CPUC for an overall rate increase of 1.3% to recover $3 million of costs recorded in the catastrophic events memorandum account over a two-year period effective April 1, 2018. The catastrophic events memorandum account includes costs for implementing drought-related fire hazard mitigation measures and storm damage and recovery efforts associated with the December 2016 and January 2017 winter storms.

In August 2017, PacifiCorp filed for a rate decrease of $1 million, or 1.1%, through its annual Energy Cost Adjustment Clause. If approved by the CPUC, the rates would be effective January 2018.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. An order is expected by the end of 2017 and, if approved, would be effective January 1, 2018.

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MWs of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision result in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes. In June 2017, the PUCN denied the petition for reconsideration.

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

In May 2015, MGM Resorts International ("MGM") and Wynn Las Vegas, LLC ("Wynn"), filed applications with the PUCN to purchase energy from alternative providers of a new electric resource and become distribution only service customers of Nevada Power. In December 2015, the PUCN granted the applications subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. In December 2015, the applicants filed petitions for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In September 2016, MGM and Wynn paid impact fees of $82 million and $15 million, respectively. In October 2016, MGM and Wynn became distribution only service customers and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. In May 2017, a stipulation reached between MGM, Regulatory Operations Staff and the Bureau of Consumer Protection was filed requiring Nevada Power to credit $16 million as an offset against MGM's remaining impact fee obligation and, in June 2017, the PUCN approved the stipulation as filed.

In September 2016, Switch, Ltd. ("Switch"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers subject to conditions, including paying an impact fee to Nevada Power. In May 2017, Switch paid impact fees of $27 million and, in June 2017, Switch became a distribution only service customer and started procuring energy from another energy supplier.

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

In May 2017, Peppermill Resort Spa Casino ("Peppermill"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific.

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

In July 2016, the Nevada Utilities filed applications with the PUCN to revert back to the original net metering rates for a period of twenty years for customers who installed or had an active application for distributed, renewable generating facilities as of December 31, 2015. In September 2016, the PUCN issued an order accepting the stipulation and approved the applications as modified by the stipulation. In December 2016, as a part of Sierra Pacific's regulatory rate review, the PUCN issued an order establishing an additional six MWs of net metering under the grandfathered rates in the Sierra Pacific service territory; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. As mentioned above, Sierra Pacific filed a petition for reconsideration relating to the additional six MWs of net metering, which was denied in June 2017.

In March 2017, the Nevada Utilities filed a joint application with several solar companies to extend the period for eligible customers to opt into the grandfathered net metering rates. The PUCN voted to approve the application and give qualifying customers until July 2017 to make this election.

Nevada enacted Assembly Bill 405 ("AB 405") on June 15, 2017. The legislation, among other things, established net metering crediting rates for private solar customers with installed net metering systems less than 25 kilowatts. Under AB 405, private solar customers will be compensated at 95% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the first 80 MWs of cumulative installed capacity of all net metering systems in Nevada, 88% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada, 81% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada, and 75% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for any additional installed rooftop solar capacity. In July 2017, the Nevada Utilities filed with the PUCN proposed amendments to their tariffs necessary to comply with the provisions of AB 405. The filing in July 2017 also included a proposed optional time of use rate tariff for both Nevada Power and Sierra Pacific.

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

During the second quarter 2017, ALP responded to information requests from the AUC with respect to its second compliance filing amendment filed in April 2017. Further direction or a final decision from the AUC is expected in the third quarter 2017. Once the AUC approves ALP’s second compliance filing, as amended, final transmission tariff rates for the 2015 and 2016 test years will be set, subject to further adjustment through the deferral account reconciliation process.

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

During the second quarter 2017, ALP responded to information requests from the AUC with respect to its 2017-2018 negotiated settlement agreement application filed in February 2017. Further direction or a final decision from the AUC is expected in 2017.

2018 Generic Cost of Capital Proceeding

In July 2017, the AUC denied the utilities’ request that the interim determinations of 8.5% return on equity and deemed capital structures for 2018 be made final, by stating that it is not prepared to finalize 2018 values in the absence of an evidentiary process and its intention to issue the generic cost of capital decision for 2018, 2019 and 2020 by the end of 2018 to reduce regulatory lag. The AUC also confirmed the process timelines with an oral hearing scheduled for March 2018.

Deferral Account Reconciliation Application

In April 2017, ALP filed its application with the AUC with respect to ALP’s 2014 projects and deferral accounts and specific 2015 projects. The application includes approximately C$2.0 billion in net capital additions. In June 2017, the AUC ruled that the scope of the deferral account proceeding would not be extended to consider the utilization of assets for which final cost approval is sought. However, the AUC will initiate a separate proceeding to address the issue of transmission asset utilization and how the corporate and property law principles applied in the Utility Asset Disposition (UAD) decision may relate.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. The alternative BART analysis and revised regional haze SIP were submitted in June 2015 to the EPA for review and proposed action after a public comment period. The revised regional haze SIP included a state-enforceable requirement to cease operation of the Carbon Facility by August 15, 2015. PacifiCorp retired the Carbon Facility in December 2015. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties have filed requests with the EPA to reconsider and stay that decision, and have also filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA’s actions. In June 2017, the state of Utah and PacifiCorp issued requests to the EPA to reconsider its decision in issuing the FIP. By letter dated July 14, 2017, from Administrator Scott Pruitt, the EPA indicated that based on existing and new evidence potentially relevant to the EPA’s evaluation of Utah’s 2015 SIP, the agency would reconsider its final rule and prepare a notice of proposed rulemaking and take public comment on its proposed action. On July 18, 2017, the EPA filed with the Tenth Circuit a motion to hold the pending appeals in abeyance pending agency reconsideration of the final rule. The Tenth Circuit initially requested that all parties file a response setting forth their opposition or nonopposition to the EPA’s motion to hold the cases in abeyance by July 28, 2017. However, on July 18, 2017, PacifiCorp asked the Tenth Circuit to take judicial notice of the EPA’s request to hold the appeals in abeyance and reaffirmed its request to stay the FIP. The Tenth Circuit ordered all parties to respond to both the EPA's motion for abeyance and the motions by PacifiCorp and others to take judicial notice of EPA's reconsideration by August 4, 2017. The EPA, on July 25, 2017, also filed an unopposed motion to extend the current deadline for the filing of its brief on the merits of the case from August 1, 2017, to August 29, 2017, to allow the court to rule on the pending motions.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions requiring SCR controls on Cholla Unit 4. In January 2015, permit applications and studies were submitted to amend the Cholla Title V permit, and subsequently the Arizona SIP to convert Cholla Unit 4 to a natural gas-fueled unit in 2025; after notice and comment, the Arizona Department of Environmental Quality submitted the amended Arizona SIP to the EPA, which approved the amendments to the Arizona regional haze SIP with an effective date of April 26, 2017.

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. Nevada Power, along with the other owners of the facility, have been reviewing the EPA's proposal to determine its impact on the viability of the facility's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. In the spring 2017, the owners of the Navajo Generating Station voted to shut down and demolish the plant on or before December 23, 2019; however, the owners agreed to continue operating the plant through 2019 with demolition to follow if the tribe approved a new lease by July 1, 2017. Subsequently, the Navajo Council approved the requested lease extension June 26, 2017, and on July 1, 2017, the Navajo Nation signed the replacement lease with the utility owners of the Navajo Generating Station. Two remaining owners, the U.S. Bureau of Reclamation and the City of Los Angeles, must approve the lease by December 1, 2017, to enable continued operations through 2019. The Navajo Nation, along with the U.S. Bureau of Reclamation and Peabody Energy have further indicated a desire to keep the plant and coal mine operating through at least 2030, which would require a new ownership structure for the facility. The utility owners have specified that a new ownership proposal must be put forward by October 1, 2017, in order to complete the transition prior to December 23, 2019. Nevada Power filed the Emissions Reduction and Capacity Replacement Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019, which was approved by the PUCN.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce greenhouse gas emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global greenhouse gas emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. Under the terms of the Paris Agreement, ratifying countries are bound for a three-year period and must provide one-year's notice of their intent to withdraw. The Clean Power Plan, which was finalized by the EPA in 2015 and is currently under review, was the primary basis for the United States' commitment under the Paris Agreement. On June 1, 2017, President Trump announced the United States would begin the four-year process of withdrawing from the Paris Agreement.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards have been appealed to the D.C. Circuit and oral argument was scheduled to be heard April 17, 2017; however, the court cancelled the oral arguments March 30, 2017, and, on April 28, 2017, ordered that the cases be held in abeyance for 60 days, with supplemental briefs required to be filed May 15, 2017, regarding whether the cases should be remanded to the EPA rather than held in abeyance. Until such time as the court renders a final determination regarding the validity of the standards or the EPA rescinds the standards, any new fossil-fueled generating facilities constructed by the relevant Registrants will be required to meet the GHG new source performance standards.

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released in August 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The public comment period on the draft federal plan and proposed model trading rules closed January 21, 2016. States were required to submit their initial implementation plans by September 2016 but could request an extension to September 2018. However, on February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the full D.C. Circuit (with the exception of Chief Judge Merrick Garland) on September 27, 2016, and the court has not yet issued its decision. In accordance with an executive order issued March 28, 2017, the EPA signed a Federal Register notice March 28, 2017, announcing the EPA’s review of the rule and EPA filed a motion to hold the case in abeyance pending completion of the EPA’s review and any resulting rulemaking. On April 28, 2017, the D.C. Circuit issued an order holding the case in abeyance for 60 days and ordered the parties to file supplemental briefs addressing whether the case should be remanded to the EPA rather than held in abeyance. On June 8, 2017, the EPA sent its review of the Clean Power Plan to the Office of Management and Budget for interagency review. The full impacts of the final rule or the federal plan on the Registrants cannot be determined until the outcome of the pending litigation and subsequent appeals, the outcome of any issues should the case be remanded for further action by the EPA and the review of the rule and any subsequent action taken by the EPA in response to the Executive Order. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In November 2015, the EPA published final effluent limitation guidelines and standards for the steam electric power generating sector which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residual leachate and non-chemical metal cleaning wastes. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions has changed the effluent discharged from coal- and natural gas-fueled generating facilities. Under the guidelines, permitting authorities were required to include the new limits in each impacted facility's discharge permit upon renewal; the new limits were to have been met as soon as possible, beginning November 1, 2018 and implemented by December 31, 2023. On April 5, 2017, a request for reconsideration and administrative stay of the guidelines was filed with the EPA. The EPA granted the request for reconsideration on April 12, 2017, imposed an immediate administrative stay of compliance dates in the rule that had not passed judicial review, and requested that the court stay the pending litigation over the rule until September 12, 2017. On June 6, 2017, the EPA proposed to extend many of the compliance deadlines that would otherwise occur in 2018. The public comment period on EPA’s proposed extension of the deadlines closed July 5, 2017. While most of the issues raised by this rule are already being addressed through the coal combustion residuals rule and are not expected to impose significant additional requirements on the facilities, the impact of the rule cannot be fully determined until the reconsideration action is complete and any judicial review is concluded.

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the U.S. Supreme Court granted a petition to address jurisdictional challenges to the rule. On June 27, 2017, the EPA initiated the repeal of the “waters of the United States” rule. The EPA plans to undertake a two-step process, with the first step to repeal the 2015 rule and the second step to carry out a notice-and-comment rulemaking in which a substantive re-evaluation of the definition of the “waters of the United States” will be undertaken. The proposed repeal of the rule has not yet been published in the Federal Register. Depending on the outcome of the appeal(s) and intended rulemaking, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits would have been required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. On February 28, 2017, President Trump signed an Executive Order directing the EPA to review and rescind or revise the rule. Until the rule is reviewed and rescinded or fully litigated and finalized, the Registrants cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon

We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2017, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, and of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of PacifiCorp's management.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 4, 2017

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$167	$17
Accounts receivable, net	681	728
Income taxes receivable	—	17
Inventories:
Materials and supplies	231	228
Fuel	224	215
Regulatory assets	28	53
Other current assets	75	96
Total current assets	1,406	1,354

Property, plant and equipment, net	19,141	19,162
Regulatory assets	1,535	1,490
Other assets	378	388

Total assets	$22,460	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$397	$408
Income taxes payable	160	—
Accrued employee expenses	85	67
Accrued interest	115	115
Accrued property and other taxes	100	63
Short-term debt	—	270
Current portion of long-term debt and capital lease obligations	92	58
Regulatory liabilities	61	54
Other current liabilities	169	164
Total current liabilities	1,179	1,199

Regulatory liabilities	1,020	978
Long-term debt and capital lease obligations	6,935	7,021
Deferred income taxes	4,868	4,880
Other long-term liabilities	914	926
Total liabilities	14,916	15,004

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,075	2,921
Accumulated other comprehensive loss, net	(12)	(12)
Total shareholders' equity	7,544	7,390

Total liabilities and shareholders' equity	$22,460	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Operating revenue	$1,245	$1,233	$2,526	$2,485

Operating costs and expenses:
Energy costs	399	390	840	817
Operations and maintenance	258	265	506	528
Depreciation and amortization	202	193	398	383
Taxes, other than income taxes	48	46	99	94
Total operating costs and expenses	907	894	1,843	1,822

Operating income	338	339	683	663

Other income (expense):
Interest expense	(95)	(95)	(190)	(190)
Allowance for borrowed funds	4	4	8	8
Allowance for equity funds	7	7	14	14
Other, net	4	3	7	6
Total other income (expense)	(80)	(81)	(161)	(162)

Income before income tax expense	258	258	522	501
Income tax expense	83	82	168	160
Net income	$175	$176	$354	$341

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2015	$2	$—	$4,479	$3,033	$(11)	$7,503
Net income	—	—	—	341	—	341
Common stock dividends declared	—	—	—	(250)	—	(250)
Balance, June 30, 2016	$2	$—	$4,479	$3,124	$(11)	$7,594

Balance, December 31, 2016	$2	$—	$4,479	$2,921	$(12)	$7,390
Net income	—	—	—	354	—	354
Common stock dividends declared	—	—	—	(200)	—	(200)
Balance, June 30, 2017	$2	$—	$4,479	$3,075	$(12)	$7,544

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$354	$341
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	398	383
Allowance for equity funds	(14)	(14)
Deferred income taxes and amortization of investment tax credits	(5)	67
Changes in regulatory assets and liabilities	24	53
Other, net	1	—
Changes in other operating assets and liabilities:
Accounts receivable and other assets	60	55
Derivative collateral, net	(4)	7
Inventories	(12)	(38)
Income taxes	171	27
Accounts payable and other liabilities	56	(84)
Net cash flows from operating activities	1,029	797

Cash flows from investing activities:
Capital expenditures	(370)	(415)
Other, net	15	(9)
Net cash flows from investing activities	(355)	(424)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(53)	(55)
Net repayments of short-term debt	(270)	(20)
Common stock dividends	(200)	(250)
Other, net	(1)	(1)
Net cash flows from financing activities	(524)	(326)

Net change in cash and cash equivalents	150	47
Cash and cash equivalents at beginning of period	17	12
Cash and cash equivalents at end of period	$167	$59

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2017 and for the three- and six-month periods ended June 30, 2017 and 2016. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations for the three- and six-month periods ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. PacifiCorp plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp plans to adopt this guidance effective January 1, 2018 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. PacifiCorp plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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
In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp plans to adopt this guidance effective January 1, 2018 under the modified retrospective method and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. PacifiCorp currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp’s performance to date. PacifiCorp's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class and jurisdiction.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2017	2016

Property, plant and equipment in-service	5-75 years	$27,505	$27,298
Accumulated depreciation and amortization		(9,074)	(8,793)
Net property, plant and equipment in-service		18,431	18,505
Construction work-in-progress		710	657
Total property, plant and equipment, net		$19,141	$19,162

(4)    Recent Financing Transactions

In June 2017, PacifiCorp extended, with lender consent, the maturity date to June 2020 for its $400 million unsecured credit facility by exercising the first of two available one-year extensions.

In June 2017, PacifiCorp terminated its $600 million unsecured credit facility expiring March 2018 and entered into a $600 million unsecured credit facility expiring June 2020 with two one-year extension options subject to lender consent.

These credit facilities, which support PacifiCorp's commercial paper program and certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have a variable interest rate based on the Eurodollar rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities. These credit facilities require PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(5)    Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Pension:
Service cost	$—	$1	$—	$2
Interest cost	13	13	25	27
Expected return on plan assets	(18)	(19)	(36)	(38)
Net amortization	3	9	7	17
Net periodic benefit (credit) cost	$(2)	$4	$(4)	$8

Other postretirement:
Service cost	$—	$—	$1	$1
Interest cost	4	4	7	8
Expected return on plan assets	(5)	(5)	(11)	(11)
Net amortization	(2)	(2)	(3)	(3)
Net periodic benefit credit	$(3)	$(3)	$(6)	$(5)

Employer contributions to the pension and other postretirement benefit plans are expected to be $5 million and $- million, respectively, during 2017. As of June 30, 2017, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

PacifiCorp has established a risk management process that is designed to identify, assess, manage, monitor and report each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2017
Not designated as hedging contracts(1):
Commodity assets	$9	$—	$1	$—	$10
Commodity liabilities	(3)	—	(22)	(84)	(109)
Total	6	—	(21)	(84)	(99)

Total derivatives	6	—	(21)	(84)	(99)
Cash collateral receivable	—	—	15	58	73
Total derivatives - net basis	$6	$—	$(6)	$(26)	$(26)

As of December 31, 2016
Not designated as hedging contracts(1):
Commodity assets	$24	$2	$1	$—	$27
Commodity liabilities	(6)	—	(14)	(84)	(104)
Total	18	2	(13)	(84)	(77)

Total derivatives	18	2	(13)	(84)	(77)
Cash collateral receivable	—	—	10	59	69
Total derivatives - net basis	$18	$2	$(3)	$(25)	$(8)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2017 and December 31, 2016, a regulatory asset of $95 million and $73 million, respectively, was recorded related to the net derivative liability of $99 million and $77 million, respectively.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Beginning balance	$103	$144	$73	$133
Changes in fair value recognized in net regulatory assets	6	(45)	30	(19)
Net gains reclassified to operating revenue	1	2	13	10
Net losses reclassified to energy costs	(15)	(12)	(21)	(35)
Ending balance	$95	$89	$95	$89

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2017	2016

Electricity sales	Megawatt hours	(1)	(3)
Natural gas purchases	Decatherms	85	84
Fuel oil purchases	Gallons	5	11

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2017, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $102 million and $97 million as of June 30, 2017 and December 31, 2016, respectively, for which PacifiCorp had posted collateral of $73 million and $69 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2017 and December 31, 2016, PacifiCorp would have been required to post $26 million and $22 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2017
Assets:
Commodity derivatives	$—	$10	$—	$(4)	$6
Money market mutual funds(2)	167	—	—	—	167
Investment funds	19	—	—	—	19
	$186	$10	$—	$(4)	$192

Liabilities - Commodity derivatives	$—	$(109)	$—	$77	$(32)

As of December 31, 2016
Assets:
Commodity derivatives	$—	$27	$—	$(7)	$20
Money market mutual funds(2)	13	—	—	—	13
Investment funds	17	—	—	—	17
	$30	$27	$—	$(7)	$50

Liabilities - Commodity derivatives	$—	$(104)	$—	$76	$(28)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $73 million and $69 million as of June 30, 2017 and December 31, 2016, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,004	$8,260	$7,052	$8,204

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

(9)     Related Party Transactions

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. For the six-month periods ended June 30, 2017 and 2016, PacifiCorp made net cash payments for federal and state income taxes to BHE totaling $3 million and $65 million, respectively.

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

Results of Operations for the Second Quarter and First Six Months of 2017 and 2016

Overview

Net income for the second quarter of 2017 was $175 million, a decrease of $1 million, or 1%, compared to 2016. Net income decreased due to higher depreciation and amortization of $9 million, partially offset by lower operations and maintenance expenses of $7 million and higher margins of $3 million. Margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wheeling revenue, and higher wholesale revenue from higher volumes and short-term market prices, partially offset by lower average retail rates, higher purchased electricity costs from higher volumes and prices and higher coal costs. Retail customer volumes increased 2.4% due to higher commercial and industrial usage and an increase in the average number of residential and commercial customers primarily in Utah. Energy generated decreased 1% for the second quarter of 2017 compared to 2016 primarily due to lower natural gas-fueled generation, partially offset by higher hydroelectric and coal generation. Wholesale electricity sales volumes increased 25% and purchased electricity volumes increased 16%.

Net income for the first six months of 2017 was $354 million, an increase of $13 million, or 4%, compared to 2016. Net income increased primarily due to lower operations and maintenance expenses of $22 million and higher margins of $18 million, partially offset by higher depreciation and amortization of $15 million and higher property taxes of $3 million. Margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue from higher volumes and short-term market prices, lower purchased electricity prices and higher wheeling revenue, partially offset by higher purchased electricity volumes, lower average retail rates and higher coal costs. Retail customer volumes increased 2.6% due to impacts of weather on residential customers in Oregon and Washington, higher industrial usage primarily in Utah and Idaho, higher commercial usage across the service territory and an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah, partially offset by lower residential usage in Utah and Oregon. Energy generated decreased 3% for the first six months of 2017 compared to 2016 primarily due to lower natural gas-fueled generation, partially offset by higher hydroelectric and coal generation. Wholesale electricity sales volumes increased 1% and purchased electricity volumes increased 21%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Gross margin (in millions):
Operating revenue	$1,245	$1,233	$12	1%	$2,526	$2,485	$41	2%
Energy costs	399	390	9	2%	840	817	23	3%
Gross margin	$846	$843	$3	—%	$1,686	$1,668	$18	1%

Sales (GWh):
Residential	3,577	3,502	75	2%	8,038	7,762	276	4%
Commercial(1)	4,264	4,141	123	3%	8,520	8,319	201	2%
Industrial, irrigation and other(1)	5,425	5,309	116	2%	10,378	10,165	213	2%
Total retail	13,266	12,952	314	2%	26,936	26,246	690	3%
Wholesale	1,362	1,086	276	25%	3,012	2,980	32	1%
Total sales	14,628	14,038	590	4%	29,948	29,226	722	2%

Average number of retail customers
(in thousands)	1,864	1,837	27	1%	1,861	1,835	26	1%

Average revenue per MWh:
Retail	$87.65	$89.96	$(2.31)	(3)%	$87.22	$88.96	$(1.74)	(2)%
Wholesale	$23.99	$22.89	$1.10	5%	$29.92	$23.93	$5.99	25%

Heating degree days	1,410	1,052	358	34%	6,168	5,490	678	12%
Cooling degree days	536	557	(21)	(4)%	538	557	(19)	(3)%

Sources of energy (GWh)(2):
Coal	7,516	7,130	386	5%	16,356	15,862	494	3%
Natural gas	1,323	2,573	(1,250)	(49)%	3,161	4,899	(1,738)	(35)%
Hydroelectric(3)	1,578	887	691	78%	2,957	2,231	726	33%
Wind and other(3)	690	681	9	1%	1,570	1,690	(120)	(7)%
Total energy generated	11,107	11,271	(164)	(1)%	24,044	24,682	(638)	(3)%
Energy purchased	4,237	3,663	574	16%	7,822	6,489	1,333	21%
Total	15,344	14,934	410	3%	31,866	31,171	695	2%

Average cost of energy per MWh:
Energy generated(4)	$18.22	$19.18	(0.96)	(5)%	$18.80	$18.48	$0.32	2%
Energy purchased	$34.50	$34.18	0.32	1%	$37.85	$40.42	$(2.57)	(6)%

(1)	Prior period GWh amounts have been reclassified for consistency with the current period presentation.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(4)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Gross margin increased $3 million for the second quarter of 2017 compared to 2016 primarily due to:

•
$28 million of higher retail revenues due to increased customer volumes of 2.4% due to higher commercial and industrial customer usage and an increase in the average number of residential and commercial customers in Utah;

•	$18 million of lower natural gas costs primarily due to lower gas-fueled generation as gas prices were higher in 2017;

•	$8 million due to higher wheeling revenue; and

•	$8 million of higher wholesale revenue due to higher volumes and higher short-term market prices.

The increases above were partially offset by:

•	$21 million of lower average retail rates;

•	$21 million of higher purchased electricity costs due to higher volumes and prices;

•
$11 million of lower Demand Side Management ("DSM") revenues (offset in operating expenses), primarily driven by the recently implemented Utah Sustainable Transportation and Energy Plan ("STEP") program; and

•	$4 million of higher coal costs.

Operations and maintenance decreased $7 million, or 3%, for the second quarter of 2017 compared to 2016 primarily due to a decrease in DSM amortization expense (offset in revenues) driven by the establishment of the Utah STEP program and a decrease in pension expense primarily due to a current year plan change. These decreases were partially offset by higher injury and damage expenses, primarily due to a prior year accrual for insurance proceeds and current year settlements, and higher labor costs related to storm damage restoration.

Depreciation and amortization increased $9 million, or 5%, for the second quarter of 2017 compared to 2016 primarily due to higher plant-in-service.

Gross margin increased $18 million, or 1%, for the first six months of 2017 compared to 2016 primarily due to:

•
$64 million of higher retail revenues due to increased customer volumes of 2.6% from the impacts of weather on residential customers in Oregon and Washington, higher industrial usage primarily in Utah and Idaho, higher commercial usage across the service territory, and an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah, partially offset by lower residential usage in Utah and Oregon;

•	$21 million of lower natural gas costs primarily due to lower gas-fueled generation due to higher gas prices in 2017;

•	$19 million of higher wholesale revenue due to higher volumes and higher short-term market prices;

•	$16 million of lower average purchased electricity prices;

•	$9 million due to higher wheeling revenue; and

•	$7 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms.

The increases above were partially offset by:

•	$50 million of higher purchased electricity volumes;

•	$26 million of lower average retail rates;

•	$23 million of lower DSM revenues (offset in operating expenses), primarily driven by the recently implemented Utah STEP program; and

•	$17 million of higher coal costs, primarily due to higher volumes.

Operations and maintenance decreased $22 million, or 4%, for the first six months of 2017 compared to 2016 primarily due to a decrease in DSM amortization expense (offset in revenues) driven by the establishment of the Utah STEP program, and a decrease in pension expense primarily due to a current year plan change. These decreases were partially offset by higher injury and damage expenses, primarily due to a prior year accrual for insurance proceeds and current year settlements, and higher labor costs related to storm damage restoration.

Depreciation and amortization increased $15 million, or 4%, for the first six months of 2017 compared to 2016 primarily due to higher plant-in-service.

Taxes, other than income taxes increased $5 million, or 5% for the first six months of 2017 compared to 2016 due to higher assessed property values.

Income tax expense increased $8 million, or 5%, for the first six months of 2017 compared to 2016 and the effective tax rate was 32% for 2017 and 2016.

Liquidity and Capital Resources

As of June 30, 2017, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$167

Credit facilities	1,000
Less:
Short-term debt	—
Tax-exempt bond support	(92)
Net credit facilities	908

Total net liquidity	$1,075

Credit facilities:
Maturity dates	2020

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016 were $1,029 million and $797 million, respectively. The change was primarily due to the payment for USA Power final judgment and post-judgment interest in the prior year, higher receipts from wholesale and retail customers, and prior year higher cash payments for income taxes, partially offset by increases in payments for purchased power.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2017 and 2016 were $(355) million and $(424) million, respectively. The change reflects a current year decrease in capital expenditures of $45 million and current year distributions from an affiliate of $16 million compared to prior year contributions to an affiliate of $9 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2017 was $(524) million. Uses of cash consisted substantially of $270 million for the repayment of short-term debt, $200 million for common stock dividends paid to PPW Holdings LLC, and $50 million for the repayment of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2016 was $(326) million. Uses of cash consisted substantially of $250 million for common stock dividends paid to PPW Holdings LLC, $54 million for the repayment of long-term debt and $20 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2017, PacifiCorp had no short-term debt outstanding. As of December 31, 2016, PacifiCorp had $270 million of short-term debt outstanding at a weighted average interest rate of 0.96%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2016	2017	2017

Transmission system investment	$48	$49	$122
Environmental	26	11	34
Wind investment	—	5	20
Operating and other	341	305	649
Total	$415	$370	$825

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects main grid reinforcement costs and initial costs for the 140-mile 500 kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp’s Energy Gateway Transmission expansion program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $21 million in 2017.

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

•
Wind investment includes initial costs for new wind plant construction projects and repowering of certain existing wind plants. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowering totals $10 million in 2017 and for the new wind-powered generating facilities totals $10 million in 2017. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The new wind-powered generating facilities are also expected to be placed in-service in 2019 and 2020. The energy production from the repowered and new wind-powered generating facilities is expected to qualify for 100% of the federal renewable electricity production tax credit available for 10 years once the equipment is placed in-service.

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

Request for Proposals

In compliance with the 2017 IRP filed in April 2017, PacifiCorp is preparing to issue its Request for Proposals ("RFP") for renewable resources in late August 2017 seeking cost-competitive bids for up to 1,270 MW of wind energy resources interconnecting with or delivering to PacifiCorp’s Wyoming system. PacifiCorp has identified plans to add at least 1,100 MW of new wind resources that will qualify for full federal production tax credits and achieve commercial operation by December 31, 2020, in conjunction with implementation of certain Wyoming transmission infrastructure projects within that same time frame. The draft 2017 RFP was filed with the UPSC in June 2017 and was distributed to parties in Oregon in July 2017. The Utah and the Oregon Independent Evaluators have been selected and approved by the respective commissions. The draft RFP will incorporate comments by parties during August 2017 with approval by the UPSC and the OPUC targeted for the end of August 2017. The WUTC was notified of the 2017 RFP and schedule. Bids will be due in October 2017.

Contractual Obligations

As of June 30, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2017, and the related statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, and of changes in equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of MidAmerican Energy's management.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 4, 2017

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$370	$14
Receivables, net	268	285
Income taxes receivable	94	9
Inventories	234	264
Other current assets	22	35
Total current assets	988	607

Property, plant and equipment, net	13,042	12,821
Regulatory assets	1,222	1,161
Investments and restricted cash and investments	689	653
Other assets	200	217

Total assets	$16,141	$15,459

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$147	$303
Accrued interest	48	45
Accrued property, income and other taxes	140	137
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	156	159
Total current liabilities	841	993

Long-term debt	4,543	4,051
Deferred income taxes	3,638	3,572
Regulatory liabilities	899	883
Asset retirement obligations	528	510
Other long-term liabilities	294	290
Total liabilities	10,743	10,299

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	4,837	4,599
Total shareholder's equity	5,398	5,160

Total liabilities and shareholder's equity	$16,141	$15,459

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Regulated electric	$537	$481	$970	$880
Regulated gas and other	121	103	383	329
Total operating revenue	658	584	1,353	1,209

Operating costs and expenses:
Cost of fuel, energy and capacity	110	90	212	182
Cost of gas sold and other	62	47	234	182
Operations and maintenance	181	170	347	330
Depreciation and amortization	141	110	258	220
Property and other taxes	29	28	60	56
Total operating costs and expenses	523	445	1,111	970

Operating income	135	139	242	239

Other income (expense):
Interest expense	(53)	(48)	(106)	(97)
Allowance for borrowed funds	3	2	5	3
Allowance for equity funds	8	4	14	8
Other, net	2	2	8	5
Total other income (expense)	(40)	(40)	(79)	(81)

Income before income tax benefit	95	99	163	158
Income tax benefit	(39)	(32)	(76)	(49)

Net income	$134	$131	$239	$207

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2015	$561	$4,174	$(30)	$4,705
Net income	—	207	—	207
Other comprehensive income	—	—	2	2
Dividend	—	(117)	27	(90)
Other equity transactions	$—	$(1)	$—	$(1)
Balance, June 30, 2016	$561	$4,263	$(1)	$4,823

Balance, December 31, 2016	$561	$4,599	$—	$5,160
Net income	—	239	—	239
Other equity transactions	—	(1)	—	(1)
Balance, June 30, 2017	$561	$4,837	$—	$5,398

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$239	$207
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	258	220
Deferred income taxes and amortization of investment tax credits	27	45
Changes in other assets and liabilities	19	21
Other, net	(17)	(24)
Changes in other operating assets and liabilities:
Receivables, net	17	(30)
Inventories	30	(18)
Derivative collateral, net	2	3
Contributions to pension and other postretirement benefit plans, net	(5)	(3)
Accounts payable	(80)	(33)
Accrued property, income and other taxes, net	(83)	213
Other current assets and liabilities	2	8
Net cash flows from operating activities	409	609

Cash flows from investing activities:
Utility construction expenditures	(545)	(506)
Purchases of available-for-sale securities	(81)	(54)
Proceeds from sales of available-for-sale securities	77	55
Other, net	7	—
Net cash flows from investing activities	(542)	(505)

Cash flows from financing activities:
Proceeds from long-term debt	843	—
Repayments of long-term debt	(255)	(4)
Net repayments of short-term debt	(99)	—
Net cash flows from financing activities	489	(4)

Net change in cash and cash equivalents	356	100
Cash and cash equivalents at beginning of period	14	103
Cash and cash equivalents at end of period	$370	$203

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2017, and for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations for the three- and six-month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2016, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2017.

(2)	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. MidAmerican Energy plans to adopt this guidance effective January 1, 2018, and is currently evaluating the impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. MidAmerican Energy plans to adopt this guidance effective January 1, 2018, and is currently evaluating the impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. MidAmerican Energy plans to adopt this guidance effective January 1, 2018, and does not believe the adoption of this guidance will have a material impact on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. MidAmerican Energy plans to adopt this guidance effective January 1, 2019, and is currently evaluating the impact on its Financial Statements and disclosures included within Notes to Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy plans to adopt this guidance effective January 1, 2018 under the modified retrospective method and is currently evaluating the impact on its Financial Statements and disclosures included within Notes to Financial Statements. MidAmerican Energy currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy’s performance to date. MidAmerican Energy's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by jurisdiction for each segment.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2017	2016
Utility plant in service, net:
Generation	20-70 years	$11,308	$11,282
Transmission	52-75 years	1,794	1,726
Electric distribution	20-75 years	3,260	3,197
Gas distribution	29-75 years	1,588	1,565
Utility plant in service		17,950	17,770
Accumulated depreciation and amortization		(5,660)	(5,448)
Utility plant in service, net		12,290	12,322
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		12,296	12,328
Construction work-in-progress		746	493
Property, plant and equipment, net		$13,042	$12,821

During the fourth quarter of 2016, MidAmerican Energy revised its electric and gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $34 million annually, or $8 million and $17 million for the three- and six-month periods ended June 30, 2017, based on depreciable plant balances at the time of the change.

(4)    Recent Financing Transactions

Long-Term Debt

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

In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017.

Credit Facilities

In June 2017, MidAmerican Energy terminated its $600 million unsecured credit facility expiring March 2018 and entered into a $900 million unsecured credit facility expiring June 2020 with two one-year extension options subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. The credit facility requires MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(67)	(60)	(73)	(59)
State income tax, net of federal income tax benefit	(4)	(5)	(2)	(1)
Effects of ratemaking	(5)	(2)	(7)	(6)
Effective income tax rate	(41)%	(32)%	(47)%	(31)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $7 million and $308 million for the six-month periods ended June 30, 2017 and 2016, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Pension:
Service cost	$3	$2	$5	$5
Interest cost	7	9	15	17
Expected return on plan assets	(11)	(11)	(22)	(22)
Net amortization	1	1	1	1
Net periodic benefit cost (credit)	$—	$1	$(1)	$1

Other postretirement:
Service cost	$1	$2	$2	$3
Interest cost	2	3	4	5
Expected return on plan assets	(4)	(4)	(7)	(7)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit credit	$(2)	$—	$(3)	$(1)

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2017. As of June 30, 2017, $4 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2017:
Assets:
Commodity derivatives	$—	$2	$2	$(2)	$2
Money market mutual funds(2)	370	—	—	—	370
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	4	—	—	4
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	270	—	—	—	270
International companies	7	—	—	—	7
Investment funds	14	—	—	—	14
	$822	$45	$2	$(2)	$867

Liabilities - commodity derivatives	$—	$(6)	$(3)	$3	$(6)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2016:
Assets:
Commodity derivatives	$—	$9	$1	$(2)	$8
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	5	—	—	—	5
Investment funds	9	—	—	—	9
	$426	$52	$1	$(2)	$477

Liabilities - commodity derivatives	$—	$(3)	$(3)	$3	$(3)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $1 million as of June 30, 2017 and December 31, 2016, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	Commodity Derivatives	Auction Rate Securities	Commodity Derivatives	Auction Rate Securities
2017:
Beginning balance	$1	$—	$(2)	$—
Changes in fair value recognized in net regulatory assets	(2)	—	—	—
Settlements	—	—	1	—
Ending balance	$(1)	$—	$(1)	$—

2016:
Beginning balance	$(4)	$26	$(6)	$26
Transfer to affiliate	—	—	(4)	—
Changes in fair value recognized in OCI	—	2	—	3
Changes in fair value recognized in net regulatory assets	(3)	—	(4)	—
Redemptions	—	(10)	—	(11)
Settlements	5	—	12	—
Ending balance	$(2)	$18	$(2)	$18

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

	As of June 30, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,893	$5,438	$4,301	$4,735

(8)    Commitments and Contingencies

Natural Gas Commitments

During the six-month period ended June 30, 2017, MidAmerican Energy amended certain of its natural gas supply and transportation contracts increasing minimum payments by $247 million through 2021 and $70 million for 2022 through 2041.

Construction Commitments

During the six-month period ended June 30, 2017, MidAmerican Energy entered into contracts totaling $514 million for the construction of wind-powered generating facilities in 2017 through 2019, including $222 million in 2017, $284 million in 2018 and $8 million in 2019.

Easements

During the six-month period ended June 30, 2017, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $114 million through 2057 for land in Iowa on which some of its wind-powered generating facilities will be located.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and requires refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. The FERC is expected to rule on the second complaint in 2017, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of June 30, 2017, has accrued a $9 million liability for refunds under the second complaint of amounts collected under the higher ROE from February 2015 through May 2016.

(9)	Components of Accumulated Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss), net ("AOCI") by each component of other comprehensive income, net of applicable income taxes (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	2	—	2
Dividend	—	27	27
Balance at June 30, 2016	$(1)	$—	$(1)

(10)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Regulated electric	$537	$481	$970	$880
Regulated gas	120	102	382	328
Other	1	1	1	1
Total operating revenue	$658	$584	$1,353	$1,209

Depreciation and amortization:
Regulated electric	$130	$100	$237	$199
Regulated gas	11	10	21	21
Total depreciation and amortization	$141	$110	$258	$220

Operating income:
Regulated electric	$128	$135	$195	$192
Regulated gas	7	4	47	47
Total operating income	$135	$139	$242	$239

	As of
	June 30, 2017	December 31, 2016
Total assets:
Regulated electric	$14,871	$14,113
Regulated gas	1,269	1,345
Other	1	1
Total assets	$16,141	$15,459

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2017, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, and of changes in equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of MidAmerican Funding's management.

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
August 4, 2017

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$371	$15
Receivables, net	268	287
Income taxes receivable	98	9
Inventories	234	264
Other current assets	22	35
Total current assets	993	610

Property, plant and equipment, net	13,056	12,835
Goodwill	1,270	1,270
Regulatory assets	1,222	1,161
Investments and restricted cash and investments	691	655
Other assets	201	216

Total assets	$17,433	$16,747

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2017	2016
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$147	$302
Accrued interest	55	52
Accrued property, income and other taxes	140	138
Note payable to affiliate	41	31
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	156	160
Total current liabilities	889	1,032

Long-term debt	4,869	4,377
Deferred income taxes	3,635	3,568
Regulatory liabilities	899	883
Asset retirement obligations	528	510
Other long-term liabilities	294	291
Total liabilities	11,114	10,661

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,640	4,407
Total member's equity	6,319	6,086

Total liabilities and member's equity	$17,433	$16,747

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Regulated electric	$537	$481	$970	$880
Regulated gas and other	122	104	385	331
Total operating revenue	659	585	1,355	1,211

Operating costs and expenses:
Cost of fuel, energy and capacity	110	90	212	182
Cost of gas sold and other	63	48	235	183
Operations and maintenance	180	169	347	330
Depreciation and amortization	141	110	258	220
Property and other taxes	29	28	60	56
Total operating costs and expenses	523	445	1,112	971

Operating income	136	140	243	240

Other income (expense):
Interest expense	(59)	(55)	(118)	(109)
Allowance for borrowed funds	3	2	5	3
Allowance for equity funds	8	4	14	8
Other, net	2	3	8	6
Total other income (expense)	(46)	(46)	(91)	(92)

Income before income tax benefit	90	94	152	148
Income tax benefit	(41)	(33)	(81)	(52)

Net income	$131	$127	$233	$200

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Equity

Balance, December 31, 2015	$1,679	$3,876	$(30)	$5,525
Net income	—	200	—	200
Other comprehensive income	—	—	2	2
Transfer to affiliate	—	—	27	27
Balance, June 30, 2016	$1,679	$4,076	$(1)	$5,754

Balance, December 31, 2016	$1,679	$4,407	$—	$6,086
Net income	—	233	—	233
Balance, June 30, 2017	$1,679	$4,640	$—	$6,319

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$233	$200
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	258	220
Deferred income taxes and amortization of investment tax credits	27	45
Changes in other assets and liabilities	19	21
Other, net	(17)	(23)
Changes in other operating assets and liabilities:
Receivables, net	19	(30)
Inventories	30	(18)
Derivative collateral, net	2	3
Contributions to pension and other postretirement benefit plans, net	(5)	(3)
Accounts payable	(79)	(33)
Accrued property, income and other taxes, net	(88)	213
Other current assets and liabilities	2	9
Net cash flows from operating activities	401	604

Cash flows from investing activities:
Utility construction expenditures	(545)	(506)
Purchases of available-for-sale securities	(81)	(54)
Proceeds from sales of available-for-sale securities	77	55
Other, net	5	—
Net cash flows from investing activities	(544)	(505)

Cash flows from financing activities:
Proceeds from long-term debt	843	—
Repayments of long-term debt	(255)	(4)
Net change in note payable to affiliate	10	6
Net repayments of short-term debt	(99)	—
Net cash flows from financing activities	499	2

Net change in cash and cash equivalents	356	101
Cash and cash equivalents at beginning of period	15	103
Cash and cash equivalents at end of period	$371	$204

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2017, and for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations for the three- and six-month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2016, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2017.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)	Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of June 30, 2017 and December 31, 2016, nonregulated property gross of $21 million and $22 million, respectively, related accumulated depreciation and amortization of $9 million, and construction work-in-progress of $2 million and $1 million, respectively, which consisted primarily of a corporate aircraft owned by MHC.

(4)    Recent Financing Transactions

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Federal statutory income tax rate	35%	35%	35%	35%
Income tax credits	(71)	(63)	(78)	(63)
State income tax, net of federal income tax benefit	(5)	(5)	(2)	(2)
Effects of ratemaking	(5)	(2)	(8)	(6)
Other, net		—	—	1
Effective income tax rate	(46)%	(35)%	(53)%	(35)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $8 million and $313 million for the six-month periods ended June 30, 2017 and 2016, respectively.

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

	As of June 30, 2017		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,219	$5,867	$4,627	$5,164

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Regulated electric	$537	$481	$970	$880
Regulated gas	120	102	382	328
Other	2	2	3	3
Total operating revenue	$659	$585	$1,355	$1,211

Depreciation and amortization:
Regulated electric	$130	$100	$237	$199
Regulated gas	11	10	21	21
Total depreciation and amortization	$141	$110	$258	$220

Operating income:
Regulated electric	$128	$135	$195	$192
Regulated gas	7	4	47	47
Other	1	1	1	1
Total operating income	$136	$140	$243	$240

	As of
	June 30, 2017	December 31, 2016
Total assets(1):
Regulated electric	$16,062	$15,304
Regulated gas	1,348	1,424
Other	23	19
Total assets	$17,433	$16,747

(1)	Total assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2017 and 2016

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2017 was $134 million, an increase of $3 million, or 2%, compared to 2016 due to higher margins of $39 million and higher recognized production tax credits of $5 million, partially offset by higher depreciation and amortization of $31 million, substantially from accruals for Iowa regulatory arrangements, and higher operations and maintenance expenses of $11 million due primarily to higher generation maintenance from wind turbine additions and higher demand-side management ("DSM") program costs recoverable in bill riders. The increase in electric margins of $36 million reflects higher wholesale revenue from higher sales prices and volumes, higher transmission revenue and higher retail customer volumes from industrial growth net of lower residential and commercial volumes due to milder temperatures, partially offset by higher coal-fueled generation and purchased power costs.

MidAmerican Energy's net income for the first six months of 2017 was $239 million, an increase of $32 million, or 15%, compared to 2016 due primarily to higher margins of $62 million and higher recognized production tax credits of $26 million, partially offset by higher depreciation and amortization of $38 million from accruals for Iowa regulatory arrangements and wind-powered generating facilities placed in-service in the second half of 2016, net of a reduction in depreciation rates in December 2016, and higher operations and maintenance expenses of $17 million due primarily to higher maintenance from additional wind turbines and higher DSM program costs recoverable in bill riders. The increase in electric margins of $60 million reflects higher wholesale revenue from higher sales prices and volumes, higher transmission revenue and higher retail customer volumes from industrial growth, net of lower residential and commercial volumes due to milder temperatures, and higher recoveries through bill riders, partially offset by higher coal-fueled generation and purchased power costs.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2017 was $131 million, an increase of $4 million, or 3%, compared to 2016. MidAmerican Funding's net income for the first six months of 2017 was $233 million, an increase of $33 million, or 17%, compared to 2016.The increases were due primarily to the changes in MidAmerican Energy's earnings discussed above.

Regulated Electric Gross Margin

A comparison of key operating results related to regulated electric gross margin is as follows:

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Gross margin (in millions):
Operating revenue	$537	$481	$56	12%	$970	$880	$90	10%
Cost of fuel, energy and capacity	110	90	20	22	212	182	30	16
Gross margin	$427	$391	$36	9	$758	$698	$60	9

Electricity Sales (GWh):
Residential	1,394	1,417	(23)	(2)%	2,963	3,049	(86)	(3)%
Commercial	882	888	(6)	(1)	1,809	1,836	(27)	(1)
Industrial	3,250	3,073	177	6	6,255	5,893	362	6
Other	382	385	(3)	(1)	774	786	(12)	(2)
Total retail	5,908	5,763	145	3	11,801	11,564	237	2
Wholesale	2,878	1,565	1,313	84	5,591	3,583	2,008	56
Total sales	8,786	7,328	1,458	20	17,392	15,147	2,245	15

Average number of retail customers (in thousands)	769	759	10	1%	767	758	9	1%

Average revenue per MWh:
Retail	$75.19	$75.07	$0.12	—%	$67.78	$67.01	$0.77	1%
Wholesale	$24.37	$20.80	$3.57	17%	$23.43	$19.83	$3.60	18%

Heating degree days	496	519	(23)	(4)%	3,159	3,361	(202)	(6)%
Cooling degree days	346	428	(82)	(19)%	346	429	(83)	(19)%

Sources of energy (GWh)(1):
Coal	3,703	2,378	1,325	56%	6,665	5,289	1,376	26%
Nuclear	927	948	(21)	(2)	1,859	1,884	(25)	(1)
Natural gas	10	180	(170)	(94)	17	208	(191)	(92)
Wind and other(2)	3,416	2,900	516	18	7,200	6,031	1,169	19
Total energy generated	8,056	6,406	1,650	26	15,741	13,412	2,329	17
Energy purchased	868	1,148	(280)	(24)	1,944	2,114	(170)	(8)
Total	8,924	7,554	1,370	18	17,685	15,526	2,159	14

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric gross margin increased $36 million for the second quarter of 2017 compared to 2016 due primarily to:

(1)	Higher wholesale gross margin of $23 million due primarily to higher margins per unit from higher market prices and higher sales volumes enabled by greater availability of lower cost generation;

(2)	Higher Multi-Value Projects ("MVPs") transmission revenue of $6 million due to continued capital additions; and

(3)	Higher retail gross margin of $5 million due to -

•	an increase of $17 million primarily from non-weather-related usage factors, including higher industrial sales volumes;

•	an increase of $2 million from higher recoveries through bill riders;

•	a decrease of $3 million from higher retail energy costs due primarily to higher coal-fueled generation and higher purchased power costs; and

•	a decrease of $11 million from the impact of milder temperatures.

Regulated electric gross margin increased $60 million for the first six months of 2017 compared to 2016 due primarily to:

(1)	Higher wholesale gross margin of $44 million due primarily to higher margins per unit from higher market prices and higher sales volumes enabled by greater availability of lower cost generation;

(2)	Higher retail gross margin of $9 million due to -

•	an increase of $25 million primarily from non-weather-related usage factors, including higher industrial sales volumes;

•	an increase of $9 million from higher recoveries through bill riders;

•	a decrease of $12 million from higher retail energy costs due primarily to higher coal-fueled generation and higher purchased power costs; and

•	a decrease of $13 million from the impact of milder temperatures; and

(3)	Higher MVPs transmission revenue of $5 million due to continued capital additions.

Regulated Gas Gross Margin
A comparison of key operating results related to regulated gas gross margin is as follows:

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Gross margin (in millions):
Operating revenue	$120	$102	$18	18%	$382	$328	$54	16%
Cost of gas sold	62	47	15	32	234	182	52	29
Gross margin	$58	$55	$3	5	$148	$146	$2	1

Natural gas throughput (000's Dth):
Residential	5,551	5,973	(422)	(7)%	26,669	28,301	(1,632)	(6)%
Commercial	2,740	3,067	(327)	(11)	13,009	13,889	(880)	(6)
Industrial	870	1,057	(187)	(18)	2,353	2,652	(299)	(11)
Other	6	6	—	—	27	25	2	8
Total retail sales	9,167	10,103	(936)	(9)	42,058	44,867	(2,809)	(6)
Wholesale sales	7,697	8,264	(567)	(7)	20,296	20,047	249	1
Total sales	16,864	18,367	(1,503)	(8)	62,354	64,914	(2,560)	(4)
Gas transportation service	20,288	17,965	2,323	13	45,647	42,030	3,617	9
Total gas throughput	37,152	36,332	820	2	108,001	106,944	1,057	1

Average number of retail customers (in thousands)	746	738	8	1%	747	739	8	1%
Average revenue per retail Dth sold	$9.81	$7.80	$2.01	26%	$7.25	$6.06	$1.19	20%
Average cost of natural gas per retail Dth sold	$4.38	$3.10	$1.28	41%	$4.17	$3.19	$0.98	31%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.69	$2.59	$1.10	42%	$3.75	$2.81	$0.94	33%

Heating degree days	552	573	(21)	(4)%	3,361	3,545	(184)	(5)%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the second quarter of 2017, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 42%, resulting in an increase of $18 million in gas revenue and cost of gas sold compared to 2016, partially offset by lower gas sales. For the first six months of 2017, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 33%, resulting in an increase of $58 million in gas revenue and cost of gas sold compared to 2016, partially offset by lower gas sales.

Regulated gas gross margin increased $3 million for the second quarter of 2017 compared to 2016 due to -

(1)	a higher average per-unit margin of $2 million; and

(2)	higher recoveries of DSM program costs of $1 million.

Regulated gas gross margin increased $2 million for the first six months of 2017 compared to 2016 due primarily to -

(1)	a higher average per-unit margin of $2 million;

(2)	higher recoveries of DSM program costs of $2 million; and

(3)	lower retail sales volumes of $2 million from warmer winter temperatures.

Operating Costs and Expenses

MidAmerican Energy -

Operations and maintenance increased $11 million for the second quarter of 2017 compared to 2016 due primarily to $5 million of higher DSM program costs, which is offset in operating revenue, and $4 million of higher wind-powered generation maintenance from additional wind turbines.

Operations and maintenance increased $17 million for the first six months of 2017 compared to 2016 due primarily to $9 million of higher DSM program costs, which is offset in operating revenue, and $7 million of higher wind-powered generation maintenance from additional wind turbines.

Depreciation and amortization increased $31 million for the second quarter of 2017 compared to 2016 due to accruals for Iowa regulatory arrangements totaling $29 million and utility plant additions, including wind-powered generating facilities placed in-service in the second half of 2016, partially offset by $8 million from lower depreciation rates implemented in December 2016.

Depreciation and amortization increased $38 million for the first six months of 2017 compared to 2016 due to accruals for Iowa regulatory arrangements totaling $34 million and utility plant additions, including wind-powered generating facilities placed in-service in the second half of 2016, partially offset by $17 million from lower depreciation rates implemented in December 2016.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $5 million and $9 million for the second quarter and first six months of 2017, respectively, compared to 2016 due to higher interest expense from the issuance of $850 million of first mortgage bonds in February 2017, partially offset by the redemption of a $250 million of 5.95% Senior Notes in February 2017.

Allowance for borrowed and equity funds increased $5 million and $8 million for the second quarter and first six months of 2017, respectively, compared to 2016 due primarily to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $3 million for the first six months of 2017 compared to 2016 due to higher returns on corporate-owned life insurance policies.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $7 million for the second quarter of 2017 compared to 2016, and the effective tax rate was (41)% for 2017 and (32)% for 2016. For the first six months of 2017 compared to 2016, MidAmerican Energy's income tax benefit increased $27 million, and the effective tax rate was (47)% for 2017 and (31)% for 2016. The changes in the effective tax rates for 2017 compared to 2016 were substantially due to an increase in recognized production tax credits and the effects of ratemaking.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in service. Production tax credits recognized in the first six months of 2017 were $118 million, or $26 million higher than the first six months of 2016, while production tax credits earned in the first six months of 2017 were $157 million, or $27 million higher than the first six months of 2016 due primarily to wind-powered generation placed in-service in late 2016. The difference between production tax credits recognized and earned of $39 million as of June 30, 2017, will be reflected in earnings over the remainder of 2017.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $8 million for the second quarter of 2017 compared to 2016, and the effective tax rate was (46)% for 2017 and (35)% for 2016. MidAmerican Funding's income tax benefit increased $29 million for the first six months of 2017 compared to 2016, and the effective tax rate was (53)% for 2017 and (35)% for 2016.The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2017, MidAmerican Energy's total net liquidity was $1.06 billion consisting of $370 million of cash and cash equivalents and $905 million of credit facilities reduced by $220 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of June 30, 2017, MidAmerican Funding's total net liquidity was $1.06 billion, including MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016, were $409 million and $609 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016, were $401 million and $604 million, respectively. Cash flows from operating activities decreased due primarily to the timing of MidAmerican Energy's income tax cash flows with BHE and greater payments to vendors, partially offset by higher cash gross margins for MidAmerican Energy's regulated electric business, including fuel inventory reductions. MidAmerican Energy's income tax cash flows with BHE totaled net cash payments from BHE of $7 million and $308 million, respectively. Income tax cash flows for 2016 reflect the receipt of $106 million of income tax benefits generated in 2015. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

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

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2017 and 2016, were $(542) million and $(505) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2017 and 2016, were $(544) million and $(505) million, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures, which increased due to higher environmental and other operating construction expenditures. Purchases and proceeds related to available-for-sale securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2017 and 2016 were $489 million and $(4) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2017 and 2016, were $499 million and $2 million, respectively. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds. In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017. In January 2016, MidAmerican Energy repaid $4 million of variable-rate tax-exempt pollution control refunding revenue bonds due January 2016. Through its commercial paper program, MidAmerican Energy made payments totaling $99 million in 2017. MidAmerican Funding received $10 million and $6 million in 2017 and 2016, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through February 28, 2019, commercial paper and bank notes aggregating $905 million at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of up to 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2020. MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2017, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment.

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

MidAmerican Energy's forecast utility construction expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $1.9 billion for 2017 and include:

•
$761 million for the construction of 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in service in 2017 through 2019. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2017 through 2019. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns above the weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. Each of these projects is expected to qualify for 100% of production tax credits currently available.

•
$474 million for the repowering of certain existing wind-powered generating facilities in Iowa. This project entails the replacement of significant components of the oldest turbines in MidAmerican Energy’s fleet. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following completion. MidAmerican Energy is in the process of seeking approval of a tariff revision that would exclude from its energy adjustment clause any future federal production tax credits related to these repowered facilities.

•
$36 million for transmission MVP investments. MidAmerican Energy has approval from the Midcontinent Independent System Operator, Inc. for the construction of four MVPs located in Iowa and Illinois, which, when complete, will add approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2017, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2016.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding MidAmerican Energy's current regulatory matters.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state’s zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC’s energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened in both suits and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2017, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of Nevada Power's management.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 4, 2017

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10	$279
Accounts receivable, net	322	243
Inventories	58	73
Regulatory assets	37	20
Other current assets	45	38
Total current assets	472	653

Property, plant and equipment, net	6,925	6,997
Regulatory assets	1,133	1,000
Other assets	37	39

Total assets	$8,567	$8,689

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$223	$187
Accrued interest	50	50
Accrued property, income and other taxes	111	93
Regulatory liabilities	38	37
Current portion of long-term debt and financial and capital lease obligations	347	17
Customer deposits	77	78
Other current liabilities	31	39
Total current liabilities	877	501

Long-term debt and financial and capital lease obligations	2,736	3,049
Regulatory liabilities	427	416
Deferred income taxes	1,505	1,474
Other long-term liabilities	284	277
Total liabilities	5,829	5,717

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	433	667
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,738	2,972

Total liabilities and shareholder's equity	$8,567	$8,689

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Operating revenue	$574	$525	$966	$924

Operating costs and expenses:
Cost of fuel, energy and capacity	238	199	403	367
Operating and maintenance	92	100	181	199
Depreciation and amortization	78	76	154	151
Property and other taxes	9	9	19	20
Total operating costs and expenses	417	384	757	737

Operating income	157	141	209	187

Other income (expense):
Interest expense	(44)	(47)	(88)	(95)
Allowance for borrowed funds	—	1	—	2
Allowance for equity funds	—	2	1	3
Other, net	7	5	13	10
Total other income (expense)	(37)	(39)	(74)	(80)

Income before income tax expense	120	102	135	107
Income tax expense	43	36	48	38
Net income	$77	$66	$87	$69

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2015	1,000	$—	$2,308	$858	$(3)	$3,163
Net income	—	—	—	69	—	69
Dividends declared	—	—	—	(270)	—	(270)
Balance, June 30, 2016	1,000	$—	$2,308	$657	$(3)	$2,962

Balance, December 31, 2016	1,000	$—	$2,308	$667	$(3)	$2,972
Net income	—	—	—	87	—	87
Dividends declared	—	—	—	(322)	—	(322)
Other equity transactions	—	—	—	1	—	1
Balance, June 30, 2017	1,000	$—	$2,308	$433	$(3)	$2,738

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$87	$69
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on nonrecurring items	(1)	—
Depreciation and amortization	154	151
Deferred income taxes and amortization of investment tax credits	34	25
Allowance for equity funds	(1)	(3)
Changes in regulatory assets and liabilities	13	17
Deferred energy	(25)	31
Amortization of deferred energy	7	(42)
Other, net	(2)	4
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(84)	(70)
Inventories	7	2
Accrued property, income and other taxes	18	10
Accounts payable and other liabilities	48	50
Net cash flows from operating activities	255	244

Cash flows from investing activities:
Capital expenditures	(139)	(181)
Acquisitions	(77)	—
Other, net	4	—
Net cash flows from investing activities	(212)	(181)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	91	—
Repayments of long-term debt and financial and capital lease obligations	(81)	(217)
Dividends paid	(322)	(270)
Net cash flows from financing activities	(312)	(487)

Net change in cash and cash equivalents	(269)	(424)
Cash and cash equivalents at beginning of period	279	536
Cash and cash equivalents at end of period	$10	$112

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2017 and for the three- and six-month periods ended June 30, 2017 and 2016. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. Nevada Power plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power plans to adopt this guidance effective January 1, 2018 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Nevada Power plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Nevada Power plans to adopt this guidance effective January 1, 2018 under the modified retrospective method and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Nevada Power currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power’s performance to date. Nevada Power's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2017	2016
Utility plant:
Generation	30 - 55 years	$3,741	$4,271
Distribution	20 - 65 years	3,279	3,231
Transmission	45 - 65 years	1,861	1,846
General and intangible plant	5 - 65 years	773	738
Utility plant		9,654	10,086
Accumulated depreciation and amortization		(2,791)	(3,205)
Utility plant, net		6,863	6,881
Other non-regulated, net of accumulated depreciation and amortization	45 years	2	2
Plant, net		6,865	6,883
Construction work-in-progress		60	114
Property, plant and equipment, net		$6,925	$6,997

Acquisitions

In April 2017, Nevada Power purchased the remaining 25% interest in the Silverhawk natural gas-fueled generating facility for $77 million. The PUCN approved the purchase of the facility in Nevada Power’s triennial Integrated Resource Plan filing in December 2015. The purchase price was allocated to the assets acquired, consisting primarily of generation utility plant, and no significant liabilities were assumed.

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

In May 2015, MGM Resorts International ("MGM") and Wynn Las Vegas, LLC ("Wynn"), filed applications with the PUCN to purchase energy from alternative providers of a new electric resource and become distribution only service customers of Nevada Power. In December 2015, the PUCN granted the applications subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. In December 2015, the applicants filed petitions for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In September 2016, MGM and Wynn paid impact fees of $82 million and $15 million, respectively. In October 2016, MGM and Wynn became distribution only service customers and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. In May 2017, a stipulation reached between MGM, Regulatory Operations Staff and the Bureau of Consumer Protection was filed requiring Nevada Power to credit $16 million as an offset against MGM's remaining impact fee obligation and, in June 2017, the PUCN approved the stipulation as filed.

In September 2016, Switch, Ltd. ("Switch"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers subject to conditions, including paying an impact fee to Nevada Power. In May 2017, Switch paid impact fees of $27 million and, in June 2017, Switch became a distribution only service customer and started procuring energy from another energy supplier.

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

Emissions Reduction and Capacity Replacement Plan ("ERCR Plan")

In March 2017, Nevada Power retired Reid Gardner Unit 4, a 257-MW coal-fueled generating facility. The early retirement was approved by the PUCN in December 2016 as a part of Nevada Power's second amendment to the ERCR Plan. The remaining net book value of $151 million was moved from property, plant and equipment, net to noncurrent regulatory assets on the Consolidated Balance Sheet as of June 30, 2017, in compliance with the ERCR Plan. Refer to Note 9 for additional information on the ERCR Plan.

(5)     Recent Financing Transactions

In January 2017, Nevada Power (1) issued a notice to the bondholders for the repurchase of the remaining outstanding amounts of its $38 million Pollution Control Revenue Bonds, Series 2006 and $38 million Pollution Control Revenue Bonds, Series 2006A and (2) redeemed the Pollution Control Revenue Bonds, Series 2006A, aggregate principal amount outstanding plus accrued interest with the use of cash on hand. In February 2017, Nevada Power redeemed the Pollution Control Revenue Bonds, Series 2006, aggregate principal amount outstanding plus accrued interest with the use of cash on hand.

In May 2017, Nevada Power entered into a Financing Agreement with Clark County, Nevada (the "Clark Issuer") whereby the Clark Issuer loaned to Nevada Power the proceeds from the issuance, on behalf of Nevada Power, of $39.5 million of its 1.60% tax-exempt Pollution Control Refunding Revenue Bonds, Series 2017, due 2036 ("Series 2017 Bonds"). The Series 2017 Bonds are subject to mandatory purchase by Nevada Power in May 2020, and on and after the purchase date, the interest rate may be adjusted from time to time.

In May 2017, Nevada Power entered into a Financing Agreement with the Coconino County, Arizona Pollution Control Corporation (the "Coconino Issuer") whereby the Coconino Issuer loaned to Nevada Power the proceeds from the issuance, on behalf of Nevada Power, of $40 million of its 1.80% tax-exempt Pollution Control Refunding Revenue Bonds, Series 2017A, due 2032 and $13 million of its 1.60% tax-exempt Pollution Control Refunding Revenue Bonds, Series 2017B, due 2039 (collectively, the "Series 2017AB Bonds"). The Series 2017AB Bonds are subject to mandatory purchase by Nevada Power in May 2020, and on and after the purchase date, the interest rate may be adjusted from time to time.

To provide collateral security for its obligations, Nevada Power issued its General and Refunding Mortgage Notes, Series AA, No. AA-1 in the amount of $39.5 million and No. AA-2 in the amount of $53 million (collectively, the "Series AA Notes").The obligation of Nevada Power to make any payment of the principal and interest on any Series AA Notes is discharged to the extent Nevada Power has made payment on the Series 2017 Bonds and the Series 2017AB Bonds.

The collective proceeds from the tax-exempt bond issuances were used to refund at par value, plus accrued interest, the Clark Issuer's $39.5 million of Pollution Control Refunding Revenue Bonds, Series 2006 and the Coconino Issuer's $40 million of Pollution Control Refunding Revenue Bonds, Series 2006A and $13 million of Pollution Control Refunding Revenue Bonds, Series 2006B, each previously issued on behalf of Nevada Power.

In June 2017, Nevada Power amended its $400 million secured credit facility, extending the maturity date to June 2020 with two one-year extension options subject to lender consent. The amended credit facility, which is for general corporate purposes and provides for the issuances of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's credit ratings for its senior secured long-term debt securities. The amended credit facility requires Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not to exceed 0.65 to 1.0 as of the last day of each quarter.

(6)    Employee Benefit Plans

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power contributed $1 million to the Non-Qualified Pension Plans for the six-month period ended June 30, 2017. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2017	2016
Qualified Pension Plan -
Other long-term liabilities	$(26)	$(24)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(4)	(4)

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

Nevada Power has established a risk management process that is designed to identify, assess, manage, monitor and report each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, Nevada Power uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. Nevada Power manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, Nevada Power may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate Nevada Power's exposure to interest rate risk. Nevada Power does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of June 30, 2017
Commodity liabilities(1)	$(3)	$(1)	$(4)

As of December 31, 2016
Commodity liabilities(1)	$(7)	$(7)	$(14)

(1)
Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates and as of June 30, 2017 and December 31, 2016, a regulatory asset of $4 million and $14 million, respectively, was recorded related to the derivative liability of $4 million and $14 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values (in millions):

		As of
	Unit of	June 30,	December 31,
	Measure	2017	2016

Electricity sales	Megawatt hours	—	(2)
Natural gas purchases	Decatherms	123	114

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2017, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features was $2 million as of June 30, 2017 and December 31, 2016, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Assets - investment funds	$2	$—	$—	$2

Liabilities - commodity derivatives	$—	$—	$(4)	$(4)

As of December 31, 2016
Assets:
Money market mutual funds(1)	$220	$—	$—	$220
Investment funds	6	—	—	6
	$226	$—	$—	$226

Liabilities - commodity derivatives	$—	$—	$(14)	$(14)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2017 and December 31, 2016, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 7 for further discussion regarding Nevada Power's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Beginning balance	$(14)	$(22)	$(14)	$(22)
Changes in fair value recognized in regulatory assets	(1)	(2)	(2)	(5)
Settlements	11	2	12	5
Ending balance	$(4)	$(22)	$(4)	$(22)

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

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,598	$3,067	$2,581	$3,040

(9)	Commitments and Contingencies

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

Results of Operations for the Second Quarter and First Six Months of 2017 and 2016

Net income for the second quarter of 2017 was $77 million, an increase of $11 million, or 17%, compared to 2016 due to higher margins from impact fees and revenue relating to customers becoming distribution only service customers, a refinement of the unbilled revenue estimate, customer growth and lower interest on deferred charges. The increase in net income was partially offset by lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.

Net income for the first six months of 2017 was $87 million, an increase of $18 million, or 26%, compared to 2016 due to higher margins from impact fees and revenue relating to customers becoming distribution only service customers, a refinement of the unbilled revenue estimate, lower interest on deferred charges and long-term debt, customer growth, and decreased planned maintenance and other generating costs. The increase in net income was partially offset by lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.

Operating revenue and cost of fuel, energy and capacity are key drivers of Nevada Power's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. Nevada Power believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity, is therefore meaningful.

A comparison of Nevada Power's key operating results is as follows:

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Gross margin (in millions):
Operating revenue	$574	$525	$49	9%	$966	$924	$42	5%
Cost of fuel, energy and capacity	238	199	39	20	403	367	36	10
Gross margin	$336	$326	$10	3	$563	$557	$6	1

GWh sold:
Residential	2,482	2,415	67	3%	4,000	3,988	12	—%
Commercial	1,178	1,176	2	—	2,152	2,160	(8)	—
Industrial	1,640	1,972	(332)	(17)	3,087	3,623	(536)	(15)
Other	45	47	(2)	(4)	94	96	(2)	(2)
Total fully bundled(1)	5,345	5,610	(265)	(5)	9,333	9,867	(534)	(5)
Distribution only service	430	102	328	*	750	186	564	*
Total retail	5,775	5,712	63	1	10,083	10,053	30	—
Wholesale	46	46	—	—	155	101	54	53
Total GWh sold	5,821	5,758	63	1	10,238	10,154	84	1

Average number of retail customers (in thousands):
Residential	809	795	14	2%	807	793	14	2%
Commercial	106	105	1	1	106	105	1	1
Industrial	2	2	—	—	2	2	—	—
Total	917	902	15	2	915	900	15	2

Average retail revenue per MWh:
Fully bundled(1)	$103.85	$91.59	$12.26	13%	$99.56	$91.52	$8.04	9%

Heating degree days	16	39	(23)	(59)%	791	829	(38)	(5)%
Cooling degree days	1,378	1,315	63	5%	1,489	1,379	110	8%

Sources of energy (GWh)(2):
Natural gas	3,286	3,801	(515)	(14)%	5,746	6,912	(1,166)	(17)%
Coal	309	356	(47)	(13)	815	541	274	51
Renewables	22	13	9	69	38	21	17	81
Total energy generated	3,617	4,170	(553)	(13)	6,599	7,474	(875)	(12)
Energy purchased	1,976	1,707	269	16	3,165	2,939	226	8
Total	5,593	5,877	(284)	(5)	9,764	10,413	(649)	(6)

Average total cost of energy per MWh(3):	$42.54	$33.88	$8.66	26%	$41.29	$35.29	$6.00	17%

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Gross margin increased $10 million, or 3%, for the second quarter of 2017 compared to 2016 due to:

•	$9 million in higher other retail revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers;

•	$9 million from a refinement of the unbilled revenue estimate;

•	$5 million due to customer growth; and

•	$2 million in higher transmission revenue primarily due to customers becoming distribution only service customers.
The increase in gross margin was offset by:

•	$8 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers and

•	$6 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense.

Operating and maintenance decreased $8 million, or 8%, for the second quarter of 2017 compared to 2016 primarily due to lower energy efficiency program costs, which are fully recovered in operating revenue.

Other income (expense) is favorable $2 million, or 5%, for the second quarter of 2017 compared to 2016 primarily due to lower interest expense on deferred charges.

Income tax expense increased $7 million, or 19%, for the second quarter of 2017 compared to 2016 due to higher pre-tax income. The effective tax rate was 36% in 2017 and 35% in 2016.

Gross margin increased $6 million, or 1%, for the first six months of 2017 compared to 2016 due to:

•	$11 million in higher other retail revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers;

•	$9 million from a refinement of the unbilled revenue estimate;

•	$5 million due to customer growth; and

•	$3 million in higher transmission revenue primarily due to customers becoming distribution only service customers.
The increase in gross margin was offset by:

•	$12 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$9 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.

Operating and maintenance decreased $18 million, or 9%, for the first six months of 2017 compared to 2016 due to lower energy efficiency program costs, which are fully recovered in operating revenue, lower planned maintenance and other generating costs and decreased expenses related to uncollectible accounts.

Depreciation and amortization increased $3 million, or 2%, for the first six months of 2017 compared to 2016 primarily due to higher plant placed in-service.

Other income (expense) is favorable $6 million, or 8%, for the first six months of 2017 compared to 2016 due to lower interest expense on deferred charges and the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016.

Income tax expense increased $10 million, or 26%, for the first six months of 2017 compared to 2016 due to higher pre-tax income. The effective tax rate was 36% in 2017 and 2016.

Liquidity and Capital Resources

As of June 30, 2017, Nevada Power's total net liquidity was $410 million consisting of $10 million in cash and cash equivalents and $400 million of a credit facility.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016 were $255 million and $244 million, respectively. The change was due to receipt of impact fees, lower interest payments on long-term debt, decreased renewable energy program costs and lower inventory purchases, partially offset by decreased collections from customers from lower retail rates as a result of deferred energy adjustment mechanisms and energy efficiency programs, higher payments for fuel costs and increased deferred operating costs related to Las Vegas and Sun Peak generating stations.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2017 and 2016 were $(212) million and $(181) million, respectively. The change was due to the acquisition of the remaining 25% in the Silverhawk generating station, partially offset by decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2017 and 2016 were $(312) million and $(487) million, respectively. The change was due to lower repayments of long-term debt and proceeds from issuance of long-term debt, partially offset by higher dividends paid to NV Energy, Inc. in 2017.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2017, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue new long-term debt securities of up to $1.3 billion; (2) refinancing authority up to $1.2 billion of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of June 30, 2017.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2016	2017	2017

Generation development	$1	$—	$—
Distribution	58	28	58
Transmission system investment	16	5	16
Other	106	106	172
Total	$181	$139	$246

Nevada Power's approved forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

In April 2017, Nevada Power purchased the remaining 25% interest in the Silverhawk natural gas-fueled generating facility for $77 million. The PUCN approved the purchase of the facility in Nevada Power’s triennial Integrated Resource Plan filing in December 2015. The purchase price was allocated to the assets acquired, consisting primarily of generation utility plant, and no significant liabilities were assumed.

Contractual Obligations

As of June 30, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2017, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2017 and 2016, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of Sierra Pacific's management.

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
August 4, 2017

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4	$55
Accounts receivable, net	92	117
Inventories	45	45
Regulatory assets	27	25
Other current assets	15	13
Total current assets	183	255

Property, plant and equipment, net	2,841	2,822
Regulatory assets	403	410
Other assets	7	6

Total assets	$3,434	$3,493

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$81	$146
Accrued interest	14	14
Accrued property, income and other taxes	10	10
Regulatory liabilities	18	69
Current portion of long-term debt and financial and capital lease obligations	1	1
Customer deposits	15	16
Other current liabilities	16	12
Total current liabilities	155	268

Long-term debt and financial and capital lease obligations	1,152	1,152
Regulatory liabilities	222	221
Deferred income taxes	639	617
Other long-term liabilities	123	127
Total liabilities	2,291	2,385

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Retained earnings (deficit)	33	(2)
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,143	1,108

Total liabilities and shareholder's equity	$3,434	$3,493

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Electric	$160	$162	$319	$332
Natural gas	17	19	51	66
Total operating revenue	177	181	370	398

Operating costs and expenses:
Cost of fuel, energy and capacity	61	65	117	135
Natural gas purchased for resale	6	7	22	37
Operating and maintenance	40	45	81	86
Depreciation and amortization	28	29	56	58
Property and other taxes	6	7	12	13
Total operating costs and expenses	141	153	288	329

Operating income	36	28	82	69

Other income (expense):
Interest expense	(11)	(14)	(22)	(30)
Allowance for borrowed funds	—	1	—	1
Allowance for equity funds	—	—	1	1
Other, net	1	—	2	1
Total other income (expense)	(10)	(13)	(19)	(27)

Income before income tax expense	26	15	63	42
Income tax expense	9	5	22	15
Net income	$17	$10	$41	$27

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholder's
	Shares	Amount	Capital	(Deficit)	Loss, Net	Equity

Balance, December 31, 2015	1,000	$—	$1,111	$(35)	$—	$1,076
Net income	—	—	—	27	—	27
Dividends declared	—	—	—	(40)	—	(40)
Balance, June 30, 2016	1,000	$—	$1,111	$(48)	$—	$1,063

Balance, December 31, 2016	1,000	$—	$1,111	$(2)	$(1)	$1,108
Net income	—	—	—	41	—	41
Dividends declared	—	—	—	(5)	—	(5)
Other equity transactions	—	—	—	(1)	—	(1)
Balance, June 30, 2017	1,000	$—	$1,111	$33	$(1)	$1,143

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$41	$27
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56	58
Allowance for equity funds	(1)	(1)
Deferred income taxes and amortization of investment tax credits	23	15
Changes in regulatory assets and liabilities	7	(9)
Deferred energy	(20)	44
Amortization of deferred energy	(34)	(21)
Other, net	(1)	1
Changes in other operating assets and liabilities:
Accounts receivable and other assets	24	29
Inventories	—	(3)
Accrued property, income and other taxes	1	—
Accounts payable and other liabilities	(54)	2
Net cash flows from operating activities	42	142

Cash flows from investing activities:
Capital expenditures	(87)	(92)
Net cash flows from investing activities	(87)	(92)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of costs	—	1,095
Repayments of long-term debt and financial and capital lease obligations	(1)	(1,137)
Dividends paid	(5)	(40)
Other, net	—	(5)
Net cash flows from financing activities	(6)	(87)

Net change in cash and cash equivalents	(51)	(37)
Cash and cash equivalents at beginning of period	55	106
Cash and cash equivalents at end of period	$4	$69

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2017 and for the three- and six-month periods ended June 30, 2017 and 2016. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2016 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2017.

(2)    New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. Sierra Pacific plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific plans to adopt this guidance effective January 1, 2018 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific plans to adopt this guidance effective January 1, 2018 and does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Sierra Pacific plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Sierra Pacific plans to adopt this guidance effective January 1, 2018 under the modified retrospective method and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Sierra Pacific currently does not expect the timing and amount of revenue currently recognized to be materially different after adoption of the new guidance as a majority of revenue is recognized when Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific’s performance to date. Sierra Pacific's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by segment and customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2017	2016
Utility plant:
Electric generation	25 - 60 years	$1,140	$1,137
Electric distribution	20 - 100 years	1,436	1,417
Electric transmission	50 - 100 years	774	771
Electric general and intangible plant	5 - 70 years	176	164
Natural gas distribution	35 - 70 years	385	381
Natural gas general and intangible plant	5 - 70 years	14	15
Common general	5 - 70 years	283	267
Utility plant		4,208	4,152
Accumulated depreciation and amortization		(1,479)	(1,442)
Utility plant, net		2,729	2,710
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,734	2,715
Construction work-in-progress		107	107
Property, plant and equipment, net		$2,841	$2,822

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

Regulatory Rate Review

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MWs of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision result in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes. In June 2017, the PUCN denied the petition for reconsideration.

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

In September 2016, Switch, Ltd. ("Switch"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers subject to conditions. In June 2017, Switch became a distribution only service customer and started procuring energy from another energy supplier.

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

(5)    Recent Financing Transactions

In June 2017, Sierra Pacific amended its $250 million secured credit facility, extending the maturity date to June 2020 with two one-year extension options subject to lender consent. The amended credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Sierra Pacific's option, plus a spread that varies based on Sierra Pacific's credit ratings for its senior secured long-term debt securities. The amended credit facility requires Sierra Pacific's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(6)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $4 million to the Other Postretirement Plans for the six-month period ended June 30, 2017. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2017	2016
Qualified Pension Plan -
Other long-term liabilities	$(13)	$(12)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	(24)	(28)

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2017
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

	As of June 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,121	$1,204	$1,119	$1,191

(8)	Commitments and Contingencies

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating revenue:
Regulated electric	$160	$162	$319	$332
Regulated gas	17	19	51	66
Total operating revenue	$177	$181	$370	$398

Cost of sales:
Regulated electric	$61	$65	$117	$135
Regulated gas	6	7	22	37
Total cost of sales	$67	$72	$139	$172

Gross margin:
Regulated electric	$99	$97	$202	$197
Regulated gas	11	12	29	29
Total gross margin	$110	$109	$231	$226

Operating and maintenance:
Regulated electric	$36	$40	$72	$76
Regulated gas	4	5	9	10
Total operating and maintenance	$40	$45	$81	$86

Depreciation and amortization:
Regulated electric	$24	$25	$49	$50
Regulated gas	4	4	7	8
Total depreciation and amortization	$28	$29	$56	$58

Operating income:
Regulated electric	$34	$26	$70	$59
Regulated gas	2	2	12	10
Total operating income	$36	$28	$82	$69

Interest expense:
Regulated electric	$10	$13	$20	$27
Regulated gas	1	1	2	3
Total interest expense	$11	$14	$22	$30

	As of
	June 30,	December 31,
	2017	2016
Total assets:
Regulated electric	$3,117	$3,119
Regulated gas	306	314
Regulated common assets(1)	11	60
Total assets	$3,434	$3,493

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Second Quarter and First Six Months of 2017 and 2016

Overview

Net income for the second quarter of 2017 was $17 million, an increase of $7 million, or 70%, compared to 2016 due to lower compensation and other operating costs, higher electric margins primarily from increased customer usage due to the impacts of weather and a decrease in interest expense from lower rates on outstanding debt balances.

Net income for the first six months of 2017 was $41 million, an increase of $14 million, or 52%, compared to 2016 due to a decrease in interest expense from lower rates on outstanding debt balances, higher electric margins primarily from increased customer usage due to the impacts of weather and lower compensation and other operating costs.

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

A comparison of Sierra Pacific's key operating results is as follows:

Electric Gross Margin

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Gross margin (in millions):
Operating electric revenue	$160	$162	$(2)	(1)%	$319	$332	$(13)	(4)%
Cost of fuel, energy and capacity	61	65	(4)	(6)	117	135	(18)	(13)
Gross margin	$99	$97	$2	2	$202	$197	$5	3

GWh sold:
Residential	538	495	43	9%	1,168	1,104	64	6%
Commercial	742	738	4	1	1,421	1,387	34	2
Industrial	805	750	55	7	1,549	1,488	61	4
Other	4	4	—	—	8	8	—	—
Total fully bundled(1)	2,089	1,987	102	5	4,146	3,987	159	4
Distribution only service	345	334	11	3	693	673	20	3
Total retail	2,434	2,321	113	5	4,839	4,660	179	4
Wholesale	107	146	(39)	(27)	289	334	(45)	(13)
Total GWh sold	2,541	2,467	74	3	5,128	4,994	134	3

Average number of retail customers (in thousands):
Residential	295	292	3	1%	294	291	3	1%
Commercial	47	46	1	2	47	46	1	2
Total	342	338	4	1	341	337	4	1

Average revenue per MWh:
Retail fully bundled(1)	$71.32	$75.84	$(4.52)	(6)%	$70.61	$77.09	$(6.48)	(8)%
Wholesale	$49.81	$46.89	$2.92	6	$49.97	$50.35	$(0.38)	(1)

Heating degree days	572	484	88	18%	2,705	2,444	261	11%
Cooling degree days	331	292	39	13%	331	292	39	13%

Sources of energy (GWh)(2):
Natural gas	996	991	5	1%	2,006	1,980	26	1%
Coal	102	85	17	20	102	299	(197)	(66)
Renewables	14	—	14	*	19	—	19	*
Total energy generated	1,112	1,076	36	3	2,127	2,279	(152)	(7)
Energy purchased	1,201	1,089	112	10	2,624	2,233	391	18
Total	2,313	2,165	148	7	4,751	4,512	239	5

Average total cost of energy per MWh(3):	$26.41	$30.24	$(3.83)	(13)%	$24.70	$29.93	$(5.23)	(17)%

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Gross Margin

	Second Quarter				First Six Months
	2017	2016	Change		2017	2016	Change
Gross margin (in millions):
Operating natural gas revenue	$17	$19	$(2)	(11)%	$51	$66	$(15)	(23)%
Natural gas purchased for resale	6	7	(1)	(14)	22	37	(15)	(41)
Gross margin	$11	$12	$(1)	(8)	$29	$29	$—	—

Dth sold:
Residential	1,572	1,368	204	15%	6,031	5,231	800	15%
Commercial	832	691	141	20	3,028	2,723	305	11
Industrial	351	291	60	21	1,011	864	147	17
Total retail	2,755	2,350	405	17	10,070	8,818	1,252	14

Average number of retail customers (in thousands)	164	161	3	2%	164	161	3	2%
Average revenue per retail Dth sold	$6.05	$7.92	$(1.87)	(24)%	$4.98	$7.28	$(2.30)	(32)%
Average cost of natural gas per retail Dth sold	$4.26	$3.54	$0.72	20%	$4.19	$4.24	$(0.05)	(1)%
Heating degree days	572	484	88	18%	2,705	2,444	261	11%

Electric gross margin increased $2 million, or 2%, for the second quarter of 2017 compared to 2016 primarily due to higher customer usage from the impacts of weather.
Operating and maintenance decreased $5 million, or 11%, for the second quarter of 2017 compared to 2016 due to lower compensation and other operating costs.

Other income (expense) is favorable $3 million, or 23%, for the second quarter of 2017 compared to 2016 primarily due to a decrease in interest expense from lower rates on outstanding debt balances.

Income tax expense increased $4 million, or 80%, for the second quarter of 2017 compared to 2016 due to higher pre-tax income. The effective tax rate was 35% in 2017 and 33% in 2016.

Electric gross margin increased $5 million, or 3%, for the first six months of 2017 compared to 2016 due to:

•	$4 million higher customer usage from the impacts of weather and

•	$2 million in higher transmission revenue.
The increase in gross margin was partially offset by:

•	$2 million in decreased wholesale revenue.

Operating and maintenance decreased $5 million, or 6%, for the first six months of 2017 compared to 2016 due to lower compensation and other operating costs.

Depreciation and amortization decreased $2 million, or 3%, for the first six months of 2017 compared to 2016 primarily due to regulatory amortizations.

Other income (expense) is favorable $8 million, or 30%, for the first six months of 2017 compared to 2016 primarily due to a decrease in interest expense from lower rates on outstanding debt balances.

Income tax expense increased $7 million, or 47%, for the first six months of 2017 compared to 2016 due to higher pre-tax income. The effective tax rate was 35% in 2017 and 36% in 2016.

Liquidity and Capital Resources

As of June 30, 2017, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$4

Credit facility	250
Less:
Tax-exempt bond support	(80)
Net credit facility	170

Total net liquidity	$174

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2017 and 2016 were $42 million and $142 million, respectively. The change was due to higher payments for fuel costs, decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms and higher contributions to retirement plans, partially offset by lower interest payments on long-term debt.

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

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2017 and 2016 were $(87) million and $(92) million, respectively. The change was due to decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2017 and 2016 were $(6) million and $(87) million, respectively. The change was due to lower repayments of long-term debt and lower dividends paid to NV Energy, Inc. in 2017, partially offset by lower proceeds from issuance of long-term debt.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2017, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of June 30, 2017.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2016	2017	2017

Distribution	$40	$38	$90
Transmission system investment	10	6	17
Other	42	43	86
Total	$92	$87	$193

Sierra Pacific's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2017, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2016.

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

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2016. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2016. Refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, Note 6 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements of Nevada Power in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2017.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 4, 2017	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 4, 2017	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 4, 2017	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC
and Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 4, 2017	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 4, 2017	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

BERKSHIRE HATHAWAY ENERGY

10.1
$1,000,000,000 Credit Agreement, dated as of May 11, 2017, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Administrative Agent.

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

10.2
$600,000,000 Credit Agreement, dated as of June 30, 2017, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

10.3
$900,000,000 Credit Agreement, dated as of June 30, 2017, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, LTD., as Administrative Agent, and the LC Issuing Banks.

Exhibit No.    Description

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

4.1
Financing Agreement dated May 1, 2017 between Clark County, Nevada and Nevada Power Company (relating to Clark County, Nevada's $39,500,000 Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2017) (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

4.2
Financing Agreement dated May 1, 2017 between the Coconino County, Arizona Pollution Control Corporation and Nevada Power Company (relating to the Coconino County, Arizona Pollution Control Corporation's $53,000,000 Pollution Control Refunding Revenue Bonds (Nevada Power Company Projects) Series 2017A and 2017B) (incorporated by reference to Exhibit 4.2 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

4.3
Officer’s Certificate establishing the terms of Nevada Power Company’s General and Refunding Mortgage Notes, Series AA (Nos. AA-1 and AA-2) (incorporated by reference to Exhibit 4.3 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

10.4
$400,000,000 Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.5
$250,000,000 Second Amended and Restated Credit Agreement, dated as of June 30, 2017, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and the LC Issuing Banks.

Exhibit No.    Description

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.