Form 10-K
period 2017-12-31
BERKSHIRE HATHAWAY ENERGY CO; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; SIERRA PACIFIC POWER CO; PACIFICORP /OR/
filed 2018-02-26
CIK 1081316, 928576, 1098296, 71180, 90144, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of February 16, 2018, 77,174,325 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of February 16, 2018, 357,060,915 shares of common stock, no par value, were outstanding.

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of February 16, 2018.

All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 16, 2018, 70,980,203 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of February 16, 2018, 1,000 shares of common stock, $1.00 stated value, were outstanding.

All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of February 16, 2018, 1,000 shares of common stock, $3.75 par value, were outstanding.

Berkshire Hathaway Energy Company, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

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

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the control of each respective Registrant or by a breakdown or failure of the Registrants' operating assets, including severe storms, floods, fires, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars, terrorism, embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;

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

v

•	changes in the residential real estate brokerage, mortgage and franchising industries and regulations that could affect brokerage, mortgage and franchising transactions;

•	the ability to successfully integrate future acquired operations into a Registrant's business;

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

PART I

Item 1.    Business

GENERAL

BHE is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway. As of February 16, 2018, Berkshire Hathaway, Mr. Walter Scott, Jr., a member of BHE's Board of Directors (along with his family members and related or affiliated entities) and Mr. Gregory E. Abel, BHE's Executive Chairman, beneficially owned 90.2%, 8.8% and 1.0%, respectively, of BHE's voting common stock.

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in solar, wind, geothermal and hydroelectric projects, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

BHE owns a highly diversified portfolio of primarily regulated businesses that generate, transmit, store, distribute and supply energy and serve customers across geographically diverse service territories in the Western and Midwestern United States, Great Britain and Canada.

•	89% of Berkshire Hathaway Energy's consolidated operating income during 2017 was generated from rate-regulated businesses.

•
The Utilities serve 4.9 million electric and natural gas customers in 11 states in the United States, Northern Powergrid serves 3.9 million end-users in northern England and ALP serves approximately 85% of Alberta, Canada's population.

•	As of December 31, 2017, Berkshire Hathaway Energy owned approximately 31,800 MW of generation capacity in operation and under construction:

◦	Approximately 27,500 MW of generation capacity is owned by its regulated electric utility businesses;

◦	Approximately 4,300 MW of generation capacity is owned by its nonregulated subsidiaries, the majority of which provides power to utilities under long-term contracts;

◦	Berkshire Hathaway Energy's generation capacity in operation and under construction consists of 33% natural gas, 31% wind and solar, 29% coal, 4% hydroelectric and 3% nuclear and other; and

◦	As of December 31, 2017, Berkshire Hathaway Energy has invested $21 billion in solar, wind, geothermal and biomass generation facilities.

•	Berkshire Hathaway Energy owns approximately 32,900 miles of transmission lines and owns a 50% interest in ETT that has approximately 1,200 miles of transmission lines.

•
The BHE Pipeline Group owns approximately 16,400 miles of pipeline with a market area design capacity of approximately 8.1 Bcf of natural gas per day and transported approximately 8% of the total natural gas consumed in the United States during 2017.

•
HomeServices closed over $107.8 billion of home sales in 2017, up 24.6% from 2016, and continued to grow its brokerage, mortgage and franchise businesses. HomeServices' franchise business operates in 47 states with over 365 franchisees throughout the country.

As of December 31, 2017, Berkshire Hathaway Energy had approximately 23,000 employees, of which approximately 8,300 are covered by union contracts. The majority of the union employees are employed by the Utilities and are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the United Utility Workers Association and the International Brotherhood of Boilermakers. These collective bargaining agreements have expiration dates ranging through August 2024. HomeServices currently has nearly 41,000 real estate agents who are independent contractors and not employees.

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

PACIFICORP

General

PacifiCorp, an indirect wholly owned subsidiary of BHE, is a United States regulated electric utility company headquartered in Oregon that serves 1.9 million retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp is principally engaged in the business of generating, transmitting, distributing and selling electricity. PacifiCorp's combined service territory covers approximately 141,000 square miles and includes diverse regional economies across six states. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, mining or extraction of natural resources, agriculture, technology, recreation and government. In the western portion of the service territory, consisting of Oregon, southern Washington and northern California, the principal industries are agriculture, manufacturing, forest products, food processing, technology, government and primary metals. In addition to retail sales, PacifiCorp buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize the economic benefits of electricity generation, retail customer loads and existing wholesale transactions. Certain PacifiCorp subsidiaries support its electric utility operations by providing coal mining services.

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

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to PacifiCorp's retail customers by jurisdiction for the years ended December 31 were as follows:

	2017		2016		2015

Utah	24,134	44%	24,020	44%	24,158	44%
Oregon	13,200	24	12,869	24	12,863	24
Wyoming	9,330	17	9,189	17	9,330	17
Washington	4,221	8	3,982	7	4,108	8
Idaho	3,603	6	3,510	7	3,443	6
California	762	1	748	1	739	1
	55,250	100%	54,318	100%	54,641	100%

Electricity sold to PacifiCorp's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2017		2016		2015
GWh sold:
Residential	16,625	27%	16,058	26%	15,566	25%
Commercial(1)	17,726	28	16,857	28	17,262	27
Industrial, irrigation, and other(1)	20,899	33	21,403	35	21,813	34
Total retail	55,250	88	54,318	89	54,641	86
Wholesale	7,218	12	6,641	11	8,889	14
Total GWh sold	62,468	100%	60,959	100%	63,530	100%

Average number of retail customers (in thousands):
Residential	1,622	87%	1,599	87%	1,574	87%
Commercial	208	11	205	11	202	11
Industrial, irrigation, and other	37	2	37	2	37	2
Total	1,867	100%	1,841	100%	1,813	100%

(1)	In the current year, one customer was reclassified from "Industrial, irrigation and other" into "Commercial" resulting in an increase of 61 GWh to "Commercial."

Variations in weather, economic conditions and various conservation, energy efficiency and private generation measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, occurs in the summer when air conditioning and irrigation systems are heavily used. The winter also experiences a peak demand due to heating requirements. During 2017, PacifiCorp's peak demand was 10,334 MW in the summer and 9,216 MW in the winter.

Generating Facilities and Fuel Supply

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2017:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
COAL:
Jim Bridger Nos. 1, 2, 3 and 4	Rock Springs, WY	Coal	1974-1979	2,123	1,415
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,363	1,158
Huntington Nos. 1 and 2	Huntington, UT	Coal	1974-1977	909	909
Dave Johnston Nos. 1, 2, 3 and 4	Glenrock, WY	Coal	1959-1972	754	754
Naughton Nos. 1, 2 and 3(2)	Kemmerer, WY	Coal	1963-1971	637	637
Cholla No. 4	Joseph City, AZ	Coal	1981	395	395
Wyodak No. 1	Gillette, WY	Coal	1978	332	266
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	855	165
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	441	77
				9,289	5,924
NATURAL GAS:
Lake Side 2	Vineyard, UT	Natural gas/steam	2014	631	631
Lake Side	Vineyard, UT	Natural gas/steam	2007	546	546
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	524	524
Chehalis	Chehalis, WA	Natural gas/steam	2003	477	477
Hermiston	Hermiston, OR	Natural gas/steam	1996	461	231
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	238	238
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	119	119
				2,996	2,766
HYDROELECTRIC:(3)
Lewis River System	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System	OR	Hydroelectric	1950-1956	204	204
Klamath River System	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	26	26
				1,135	1,135
WIND:(3)
Foote Creek	Arlington, WY	Wind	1999	41	32
Leaning Juniper	Arlington, OR	Wind	2006	100	100
Marengo	Dayton, WA	Wind	2007-2008	210	210
Seven Mile Hill	Medicine Bow, WY	Wind	2008	119	119
Goodnoe Hills	Goldendale, WA	Wind	2008	94	94
Glenrock	Glenrock, WY	Wind	2008-2009	138	138
High Plains	McFadden, WY	Wind	2009	99	99
Rolling Hills	Glenrock, WY	Wind	2009	99	99
McFadden Ridge	McFadden, WY	Wind	2009	28	28
Dunlap Ranch	Medicine Bow, WY	Wind	2010	111	111
				1,039	1,030
OTHER:(3)
Blundell	Milford, UT	Geothermal	1984, 2007	32	32
				32	32
Total Available Generating Capacity				14,491	10,887

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

(2)
As required by previous state permits, PacifiCorp planned to remove Naughton Unit No. 3 (280 MW) from coal-fueled service by year-end 2017. However, a request was submitted to and was considered by the state of Wyoming that would allow the unit to operate as a coal-fueled unit until no later than January 30, 2019, and then either close or be converted to natural gas. On March 17, 2017, the state of Wyoming issued the extension to operate the unit as a coal-fueled unit through January 30, 2019. Also, the updated Wyoming regional haze state implementation plan reflecting the extension has been submitted to the EPA for review and action. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.

(3)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2017	2016	2015

Coal	56%	56%	61%
Natural gas	11	15	14
Hydroelectric(1)	7	6	4
Wind and other(1)	5	5	4
Total energy generated	79	82	83
Energy purchased - short-term contracts and other	11	10	9
Energy purchased - long-term contracts (renewable)(1)	10	8	5
Energy purchased - long-term contracts (non-renewable)	—	—	3
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities and purchases may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of RECs or other environmental commodities, or (c) excluded from energy purchased.

PacifiCorp is required to have resources available to continuously meet its customer needs and reliably operate its electric system. The percentage of PacifiCorp's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints and wholesale market prices of electricity. PacifiCorp evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities. When factors for one energy source are less favorable, PacifiCorp places more reliance on other energy sources. For example, PacifiCorp can generate more electricity using its low cost hydroelectric and wind-powered generating facilities when factors associated with these facilities are favorable. In addition to meeting its customers' energy needs, PacifiCorp is required to maintain operating reserves on its system to mitigate the impacts of unplanned outages or other disruption in supply, and to meet intra-hour changes in load and resource balance. This operating reserve requirement is dispersed across PacifiCorp's generation portfolio on a least-cost basis based on the operating characteristics of the portfolio. Operating reserves may be held on hydroelectric, coal-fueled, natural gas-fueled or certain types of interruptible load. PacifiCorp manages certain risks relating to its supply of electricity and fuel requirements by entering into various contracts, which may be accounted for as derivatives and may include forwards, options, swaps and other agreements. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of energy cost recovery by jurisdiction and to PacifiCorp's Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

Coal

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and operates the Bridger surface and Bridger underground coal mines. These mines supplied 16%, 15% and 18% of PacifiCorp's total coal requirements during the years ended December 31, 2017, 2016 and 2015, respectively. The remaining coal requirements are acquired through long and short-term third-party contracts.

Most of PacifiCorp's coal reserves are held through agreements with the federal Bureau of Land Management and from certain states and private parties. The agreements generally have multi-year terms that may be renewed or extended, and require payment of rents and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities.

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. PacifiCorp's recoverable coal reserves of operating mines as of December 31, 2017, based on recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	29	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	6	(1)
Trapper	Craig, CO	Craig	Surface	4	(2)
				39

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

Wind and Other Renewable Resources

PacifiCorp has pursued renewable resources as a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Renewable resources have low to no emissions and require little or no fossil fuel. PacifiCorp's wind-powered generating facilities, including those facilities where a significant portion of the equipment is expected to be replaced, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in-service. Production tax credits for PacifiCorp's currently eligible wind-powered generating facilities began expiring in 2016, with final expiration in 2020.

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

PacifiCorp's transmission system is part of the Western Interconnection, which includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements. PacifiCorp's transmission and distribution systems included approximately 16,500 miles of transmission lines in nine states, 64,000 miles of distribution lines and 900 substations as of December 31, 2017.

PacifiCorp's transmission and distribution system is managed on a coordinated basis to obtain maximum load-carrying capability and efficiency. Portions of PacifiCorp's transmission and distribution systems are located:

•	On property owned or used through agreements by PacifiCorp;

•
Under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights that are generally subject to termination;

•	Under or over private property as a result of easements obtained primarily from the title holder of record; or

•	Under or over Native American reservations through agreements with the United States Secretary of Interior or Native American tribes.
It is possible that some of the easements and the property over which the easements were granted may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

PacifiCorp and the California ISO implemented an EIM in November 2014, which reduces costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrates renewables and enhances reliability through improved situational awareness and responsiveness. The EIM expands the real-time component of the California ISO's market technology to optimize and balance electricity supply and demand every five minutes across the EIM footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. EIM market participants submit bids to the California ISO market operator before each hour for each generating resource they choose to be dispatched by the market. Each bid is comprised of a dispatchable operating range, ramp rate and prices across the operating range. The California ISO market operator uses sophisticated technology to select the least-cost resources to meet demand and send simultaneous dispatch signals to every participating generator across the EIM footprint every five minutes. In addition to generation resource bids, the California ISO market operator also receives continuous real-time updates of the transmission grid network, meteorological and load forecast information that it uses to optimize dispatch instructions. Outside the EIM footprint, utilities in the Western United States do not utilize comparable technology and are largely limited to transactions within the borders of their balancing authority area to balance supply and demand intra-hour using a combination of manual and automated dispatch. The EIM delivers customer benefits by leveraging automation and resource diversity to result in more efficient dispatch, more effective integration of renewables and improved situational awareness. Benefits are expected to increase further with renewable resource expansion and as more entities join the EIM bringing incremental diversity.

PacifiCorp will continue to monitor regional market expansion efforts, including creation of a regional Independent System Operator ("ISO"). California Senate Bill No. 350, which was passed in October 2015, authorized the California legislature to consider making changes to current laws that would create an independent governance structure for a regional ISO during the 2017 legislative session. The California legislature did not pass any legislation related to a regional ISO during its 2017 legislative session, which closed September 15, 2017.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 135-mile, 345-kV Populus to Terminal transmission line between the Terminal substation near the Salt Lake City Airport and the Populus substation in Downey, Idaho placed in-service in 2010; (b) the 100-mile, 345/500-kV Mona to Oquirrh transmission line between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley placed in-service in 2013; (c) the 170-mile, 345-kV transmission line between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah placed in-service in May 2015; and (d) other segments that are expected to be placed in-service in future years, depending on load growth, siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2017, $1.9 billion had been spent and $1.6 billion, including AFUDC, had been placed in-service.

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

In April 2017, PacifiCorp filed its 2017 IRP with its state commissions. The IRP includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. On December 11, 2017, the OPUC acknowledged PacifiCorp's 2017 IRP.

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

As required by applicable laws and regulations, PacifiCorp filed its draft 2017R RFP with the UPSC in June 2017 and with the OPUC in August 2017. The UPSC and the OPUC approved PacifiCorp's 2017R RFP in September 2017. The 2017R RFP was subsequently released to the market on September 27, 2017. The 2017R RFP sought up to 1,270 MW of new wind resources that can interconnect to PacifiCorp's transmission system in Wyoming once a proposed high-voltage transmission line is constructed. The 2017R RFP sought proposals for wind resources located outside of Wyoming capable of delivering all-in economic benefits for PacifiCorp's customers. The proposed high-voltage transmission line and new wind resources must be placed in service by December 31, 2020, to maximize potential federal production tax credit benefits for PacifiCorp's customers. Bids were received in October 2017 and best-and-final pricing, reflecting changes in federal tax law, was received in December 2017. PacifiCorp finalized its bid-selection process and established a final shortlist in February 2018. PacifiCorp has identified four winning wind resource bids from this solicitation totaling 1,311 MWs, consisting of 1,111 MWs owned and 200 MW as a power-purchase agreement.

PacifiCorp released the 2017S RFP to the market on November 15, 2017. The 2017S RFP is seeking bids for new solar resources that can deliver energy and capacity to PacifiCorp's transmission system that provide net benefits for customers. The 2017S RFP is open to bidders offering power purchase agreements for new solar facilities sized between 10 and 300 MW. Bids were due in December 2017, and best-and-final pricing was received in February 2018. PacifiCorp is currently finalizing its bid-selection process and is on track to establish a final shortlist in March 2018.

Utah Subscriber Solar Program

In October 2015, the UPSC approved the Utah Subscriber Solar Program that allows Utah customers to meet a portion or all of their energy requirements from Utah-based solar photovoltaic resources. The program is an alternative for customers who are unable or do not want to install solar on their property. Residential and small commercial participants are able to subscribe in 200 kilowatt-hour blocks up to their total annual average usage. Large commercial and industrial participants are able to subscribe in 1 kilowatt blocks up to their total annual average usage. As part of the program, PacifiCorp issued a 2015 Solar RFP to seek solar photovoltaic resources up to 20 MW sited in Utah. The contract for the solar resource was executed in January 2016 and the project was operational in December 2016. During the first six months of production, the program maintained a subscription effective rate above 94%, and has been 100% sold out since August 2017. A waitlist of customers has started to build and PacifiCorp is working on a potential second RFP to expand the program offering. The program received a Green Power Leadership Award in October 2017, from the Center for Resource Solutions, which was presented at the Renewable Energy Markets conference in New York City.

Demand-side Management

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for energy project management, efficient building operations and efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through rates. During 2017, PacifiCorp spent $139 million on these DSM programs, resulting in an estimated 669,876 MWh of first-year energy savings and an estimated 301 MW of peak load management. In 2017, PacifiCorp began amortizing Utah DSM program costs over a 10-year period as a result of the approved Senate Bill 115, "Sustainable Transportation and Energy Plan Act." In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MW of load reduction when needed, depending on the customers' actual loads. Recovery of the costs associated with the large industrial load management program are captured in the retail special contract agreements with those customers approved by their respective state commissions or through PacifiCorp's general rate case process.

Employees

As of December 31, 2017, PacifiCorp had approximately 5,500 employees, of which approximately 3,200 were covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the International Brotherhood of Boilermakers.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC, which is a holding company owning all of the common stock of MidAmerican Energy; Midwest Capital Group, Inc. ("Midwest Capital"); and MEC Construction Services Co. ("MEC Construction"). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MidAmerican Funding and MidAmerican Energy are indirect consolidated subsidiaries of Berkshire Hathaway.

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

MidAmerican Funding's principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580 and its telephone number is (515) 242-4300. MidAmerican Funding was formed as a limited liability company in 1999 under the laws of the state of Iowa.

MidAmerican Energy

General

MidAmerican Energy, an indirect wholly owned subsidiary of BHE, is a United States regulated electric and natural gas utility company that serves 0.8 million retail electric customers in portions of Iowa, Illinois and South Dakota and 0.8 million retail and transportation natural gas customers in portions of Iowa, South Dakota, Illinois and Nebraska. MidAmerican Energy is principally engaged in the business of generating, transmitting, distributing and selling electricity and in distributing, selling and transporting natural gas. MidAmerican Energy's service territory covers approximately 11,000 square miles. Metropolitan areas in which MidAmerican Energy distributes electricity at retail include Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; and the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois). Metropolitan areas in which it distributes natural gas at retail include Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; and Sioux Falls, South Dakota. MidAmerican Energy has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. Principal industries served by MidAmerican Energy include electronic data storage; processing and sales of food products; manufacturing, processing and fabrication of primary metals, farm and other non-electrical machinery; cement and gypsum products; and government. In addition to retail sales and natural gas transportation, MidAmerican Energy sells electricity principally to markets operated by RTOs and natural gas to other utilities and market participants on a wholesale basis. MidAmerican Energy is a transmission-owning member of the MISO and participates in its capacity, energy and ancillary services markets.

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

Prior to 2016, MidAmerican Energy also had nonregulated business activities consisting predominantly of competitive electricity and natural gas retail sales. On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to MidAmerican Energy Services, LLC, a subsidiary of BHE.

MidAmerican Energy's monthly net income is affected by the seasonal impact of weather on electricity and natural gas sales, seasonal retail electricity prices and the timing of recognition of federal renewable electricity production tax credits related to MidAmerican Energy's wind-powered generating facilities. For 2017, 82% of MidAmerican Energy's annual net income was recorded in the months of June through September.

Financial information on MidAmerican Energy's segments of business is disclosed in MidAmerican Energy's Note 20 of Notes to Financial Statements in Item 8 of this Form 10-K.

The percentages of MidAmerican Energy's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2017	2016	2015
Operating revenue:
Regulated electric	75%	76%	74%
Regulated gas	25	24	26
	100%	100%	100%

Operating income:
Regulated electric	86%	88%	86%
Regulated gas	14	12	14
	100%	100%	100%

MidAmerican Energy's principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580 and its telephone number is (515) 242-4300. MidAmerican Energy was incorporated under the laws of the state of Iowa as part of the July 1, 1995 merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. and Midwest Power Systems Inc. On December 1, 1996, MidAmerican Energy became, through a corporate reorganization, a wholly owned subsidiary of MHC Inc., formerly known as MidAmerican Energy Holdings Company.

Regulated Electric Operations

Customers

The GWh and percentages of electricity sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2017		2016		2015

Iowa	22,365	91%	21,766	91%	20,922	90%
Illinois	1,891	8	1,940	8	1,903	9
South Dakota	236	1	218	1	217	1
	24,492	100%	23,924	100%	23,042	100%

Electricity sold to MidAmerican Energy's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2017		2016		2015
GWh sold:
Residential	6,207	18%	6,408	20%	6,166	19%
Commercial	3,761	11	3,812	12	3,806	12
Industrial	12,957	39	12,115	37	11,487	36
Other	1,567	5	1,589	5	1,583	5
Total retail	24,492	73	23,924	74	23,042	72
Wholesale	9,165	27	8,489	26	8,741	28
Total GWh sold	33,657	100%	32,413	100%	31,783	100%

Average number of retail customers (in thousands):
Residential	662	86%	653	86%	646	86%
Commercial	92	12	91	12	90	12
Industrial	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	770	100%	760	100%	752	100%

Variations in weather, economic conditions and various conservation and energy efficiency measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

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

A degree of concentration of sales exists with certain large electric retail customers. Sales to the ten largest customers, from a variety of industries, comprised 19%, 16% and 15% of total retail electric sales in 2017, 2016 and 2015, respectively. Sales to electronic data storage customers included in the ten largest customers comprised 9%, 7% and 5% of total retail electric sales in 2017, 2016 and 2015, respectively.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 19, 2017, retail customer usage of electricity caused a new record hourly peak demand of 4,850 MW on MidAmerican Energy's electric distribution system, which is 98 MW greater than the previous record hourly peak demand of 4,752 MW set July 19, 2011.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2017:

			Year	Facility Net	Net Owned
Generating Facility	Location	Energy Source	Installed	Capacity (MW)(1)	Capacity (MW)(1)
WIND:
Intrepid	Schaller, IA	Wind	2004-2005	176	176
Century	Blairsburg, IA	Wind	2005-2008	200	200
Victory	Westside, IA	Wind	2006	99	99
Pomeroy	Pomeroy, IA	Wind	2007-2011	286	286
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Charles City	Charles City, IA	Wind	2008	75	75
Walnut	Walnut, IA	Wind	2008	150	150
Laurel	Laurel, IA	Wind	2011	120	120
Rolling Hills	Massena, IA	Wind	2011	443	443
Eclipse	Adair, IA	Wind	2012	200	200
Morning Light	Adair, IA	Wind	2012	100	100
Vienna	Gladbrook, IA	Wind	2012-2013	150	150
Lundgren	Otho, IA	Wind	2014	250	250
Macksburg	Macksburg, IA	Wind	2014	119	119
Wellsburg	Wellsburg, IA	Wind	2014	139	139
Adams	Lennox, IA	Wind	2015	150	150
Highland	Primghar, IA	Wind	2015	475	475
Ida Grove	Ida Grove, IA	Wind	2016	300	300
O'Brien	Primghar, IA	Wind	2016	250	250
Beaver Creek	Ogden, IA	Wind	2017	170	170
Prairie	Montezuma, IA	Wind	2017	164	164
				4,341	4,341
COAL:
Louisa	Muscatine, IA	Coal	1983	744	655
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	712	563
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	810	483
Ottumwa	Ottumwa, IA	Coal	1981	730	380
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	512	368
George Neal Unit No. 4	Salix, IA	Coal	1979	663	269
				4,171	2,718
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-2004	488	488
Electrifarm	Waterloo, IA	Gas or Oil	1975-1978	182	182
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-1994	167	167
Sycamore	Johnston, IA	Gas or Oil	1974	148	148
River Hills	Des Moines, IA	Gas	1966-1967	113	113
Riverside Unit No. 5	Bettendorf, IA	Gas	1961	113	113
Coralville	Coralville, IA	Gas	1970	63	63
Moline	Moline, IL	Gas	1970	61	61
28 portable power modules	Various	Oil	2000	56	56
Parr	Charles City, IA	Gas	1969	33	33
				1,424	1,424
NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,820	455

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	4	4

Total Available Generating Capacity				11,760	8,942

PROJECTS UNDER CONSTRUCTION
Various wind projects				1,666	1,666
				13,426	10,608

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

The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2017	2016	2015

Coal	40%	39%	48%
Nuclear	11	12	12
Natural gas	1	2	1
Wind and other(1)	38	35	29
Total energy generated	90	88	90
Energy purchased - short-term contracts and other	8	10	8
Energy purchased - long-term contracts (renewable)(1)	1	1	1
Energy purchased - long-term contracts (non-renewable)	1	1	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities and purchases may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of renewable energy credits or other environmental commodities, or (c) excluded from energy purchased.

MidAmerican Energy is required to have resources available to continuously meet its customer needs and reliably operate its electric system. The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and wholesale market prices of electricity. MidAmerican Energy evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities. When factors for one energy source are less favorable, MidAmerican Energy places more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of energy cost recovery by jurisdiction.

Coal

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2019. MidAmerican Energy believes supplies from these sources are presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has substantially all of its expected 2018 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

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

Nuclear

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant. Exelon Generation Company, LLC ("Exelon Generation"), a subsidiary of Exelon Corporation, is the 75% joint owner and the operator of Quad Cities Station. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2021 and partial requirements through 2025; uranium conversion requirements through 2021 and partial requirements through 2025; enrichment requirements through 2021 and partial requirements through 2025; and fuel fabrication requirements through 2022. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods.

Natural Gas

MidAmerican Energy uses natural gas and oil as fuel for intermediate and peak demand electric generation, igniter fuel, transmission support and standby purposes. These sources are presently in adequate supply and available to meet MidAmerican Energy's needs.

Wind and Other

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in-service at December 31, 2017, are authorized to earn over their regulatory lives a fixed rate of return on equity ranging from 11.0% to 12.2% on the cost of their original construction, which excludes the cost of later replacements, in any future Iowa rate proceeding. MidAmerican Energy's wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in-service. Production tax credits for MidAmerican Energy's wind-powered generating facilities currently in-service, began expiring in 2014, with final expiration in 2027. In 2017, certain of MidAmerican Energy's wind-powered generating facilities for which production tax credits had previously expired were repowered.

Of the 4,388 MW (nominal ratings) of wind-powered generating facilities in-service as of December 31, 2017, 3,642 MW were generating production tax credits. Production tax credits earned by MidAmerican Energy's wind-powered generating facilities placed in-service prior to 2013, except for facilities that have been repowered, are included in ECAMs, through which MidAmerican Energy is allowed to recover fluctuations in its electric retail energy costs. Facilities earning production tax credits that currently benefit customers through ECAMs totaled 1,624 MW (nominal ratings) as of December 31, 2017. In 2017, MidAmerican Energy earned $287 million of production tax credits, 47% of which was included in ECAMs.

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

MidAmerican Energy's total net generating capability accredited by the MISO for the summer of 2017 was 5,410 MW compared to a 2017 summer peak demand of 4,850 MW. Accredited net generating capability represents the amount of generation available to meet the requirements of MidAmerican Energy's retail customers and consists of MidAmerican Energy-owned generation, certain customer private generation that MidAmerican Energy is contractually allowed to dispatch and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. MidAmerican Energy's accredited capability currently exceeds the MISO's minimum requirements.

Transmission and Distribution

MidAmerican Energy's transmission and distribution systems included 4,000 miles of transmission lines in four states, 37,500 miles of distribution lines and 380 substations as of December 31, 2017. Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO capacity, energy and ancillary services markets as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved open access transmission tariff ("OATT"), the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO tariff.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas to MidAmerican Energy's service territory and for storage and balancing services. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for end-use customers who have independently secured their supply of natural gas. During 2017, 55% of the total natural gas delivered through MidAmerican Energy's distribution system was associated with transportation service.

Natural gas property consists primarily of natural gas mains and services lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of MidAmerican Energy included 23,500 miles of natural gas main and service lines as of December 31, 2017.

Customer Usage and Seasonality

The percentages of natural gas sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2017	2016	2015

Iowa	76%	76%	76%
South Dakota	13	13	13
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to MidAmerican Energy's retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2017	2016	2015

Residential	41%	41%	42%
Commercial(1)	20	21	21
Industrial(1)	4	4	5
Total retail	65	66	68
Wholesale(2)	35	34	32
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	114,298	113,294	110,105
Total Dth of transportation service (in thousands)	92,136	83,610	80,001
Total average number of retail customers (in thousands)	751	742	733

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

On January 6, 2014, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,281,767 Dth. This peak-day delivery consisted of 69% traditional retail sales service and 31% transportation service. MidAmerican Energy's 2017/2018 winter heating season peak-day delivery as of February 2, 2018, was 1,244,354 Dth reached on January 15, 2018. This preliminary peak-day delivery included 66% traditional retail sales service and 34% transportation service.

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

MidAmerican Energy utilizes natural gas storage leased from the interstate pipelines to meet retail customer requirements, manage fluctuations in demand due to changes in weather and other usage factors and manage variation in seasonal natural gas pricing. MidAmerican Energy typically withdraws natural gas from storage during the heating season when customer demand is historically at its peak and injects natural gas into storage during off-peak months when customer demand is historically lower. MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands during the winter heating season. The leased storage and LNG facilities reduce MidAmerican Energy's dependence on natural gas purchases during the volatile winter heating season and can deliver a significant portion of MidAmerican Energy's anticipated retail sales requirements on a peak winter day. For MidAmerican Energy's 2017/2018 winter heating season preliminary peak-day of January 15, 2018, supply sources used to meet deliveries to traditional retail sales service customers included 53% from purchases from interstate pipelines, 39% from leased storage and 8% from MidAmerican Energy's LNG facilities.

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

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions since 2008. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. In 2017, $147 million was expensed for MidAmerican Energy's DSM programs, which resulted in estimated first-year energy savings of 311,000 MWh of electricity and 774,000 Dth of natural gas and an estimated peak load reduction of 464 MW of electricity and 9,244 Dth per day of natural gas.

Employees

As of December 31, 2017, MidAmerican Funding and its subsidiaries, which includes MidAmerican Energy, had approximately 3,300 employees, of which approximately 1,400 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2022.

NV ENERGY (NEVADA POWER AND SIERRA PACIFIC)

General

NV Energy, an indirect wholly owned subsidiary of BHE acquired on December 19, 2013, is an energy holding company headquartered in Nevada whose principal subsidiaries are Nevada Power and Sierra Pacific. Nevada Power and Sierra Pacific are indirect consolidated subsidiaries of Berkshire Hathaway. Nevada Power is a United States regulated electric utility company serving 0.9 million retail customers primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. Sierra Pacific is a United States regulated electric and natural gas utility company serving 0.3 million retail electric customers and 0.2 million retail and transportation natural gas customers in northern Nevada. The Nevada Utilities are principally engaged in the business of generating, transmitting, distributing and selling electricity and, in the case of Sierra Pacific, in distributing, selling and transporting natural gas. Nevada Power and Sierra Pacific have electric service territories covering approximately 4,500 square miles and 41,200 square miles, respectively. Sierra Pacific has a natural gas service territory covering approximately 900 square miles in Reno and Sparks. Principal industries served by the Nevada Utilities include gaming, recreation, warehousing, manufacturing and governmental. Sierra Pacific also serves the mining industry. The Nevada Utilities buy and sell electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize economic benefits of electricity generation, retail customer loads and wholesale transactions.

The Nevada Utilities' electric and natural gas operations are conducted under numerous nonexclusive franchise agreements, revocable permits and licenses obtained from federal, state and local authorities. The expiration of these franchise agreements ranges from 2020 through 2032 for Nevada Power and 2018 through 2049 for Sierra Pacific. The Nevada Utilities operate under certificates of public convenience and necessity as regulated by the PUCN, and as such the Nevada Utilities have an obligation to provide electricity service to those customers within their service territory. In return, the PUCN has established rates on a cost-of-service basis, which are designed to allow the Nevada Utilities an opportunity to recover all prudently incurred costs of providing services and an opportunity to earn a reasonable return on their investment.

NV Energy's monthly net income is affected by the seasonal impact of weather on electricity and natural gas sales and seasonal retail electricity prices from the Nevada Utilities'. For 2017, 82% of NV Energy annual net income was recorded in the months of June through September.

Regulated electric utility operation is Nevada Power's only segment while regulated electric utility operations and regulated natural gas operations are the two segments of Sierra Pacific. Financial information on Sierra Pacific's segments of business is disclosed in Sierra Pacific's Note 15 of Notes to Financial Statements in Item 8 of this Form 10-K.

The percentages of Sierra Pacific's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2017	2016	2015

Operating revenue:
Electric	88%	86%	86%
Gas	12	14	14
	100%	100%	100%

Operating income:
Electric	89%	89%	91%
Gas	11	11	9
	100%	100%	100%

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

Regulated Electric Operations

Customers

The Nevada Utilities' sell electricity to retail customers in a single state jurisdiction. Electricity sold to the Nevada Utilities' retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2017		2016		2015
Nevada Power:
GWh sold:
Residential	9,501	42%	9,394	42%	9,246	41%
Commercial	4,656	20	4,663	21	4,635	21
Industrial	6,201	28	7,313	32	7,571	34
Other	212	1	212	1	214	1
Total fully bundled	20,570	91	21,582	96	21,666	97
DOS	1,830	8	662	3	407	2
Total retail	22,400	99	22,244	99	22,073	99
Wholesale	314	1	258	1	353	1
Total GWh sold	22,714	100%	22,502	100%	22,426	100%

Average number of retail customers (in thousands):
Residential	810	88%	796	88%	782	88%
Commercial	106	12	105	12	104	12
Industrial	2	—	2	—	2	—
Total	918	100%	903	100%	888	100%

Sierra Pacific:
GWh sold:
Residential	2,492	24%	2,375	23%	2,315	23%
Commercial	2,954	28	2,933	28	2,942	29
Industrial	3,176	30	3,014	30	2,973	29
Other	16	—	16	—	16	—
Total fully bundled	8,638	82	8,338	81	8,246	81
DOS	1,394	13	1,360	13	1,304	13
Total retail	10,032	95%	9,698	94%	9,550	93%
Wholesale	561	5	662	6	664	7
Total GWh sold	10,593	100%	10,360	100%	10,214	100%

Average number of retail customers (in thousands):
Residential	295	86%	291	86%	288	86%
Commercial	47	14	47	14	46	14
Total	342	100%	338	100%	334	100%

Variations in weather, economic conditions, particularly for gaming, mining and wholesale customers and various conservation, energy efficiency and private generation measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

There are seasonal variations in the Nevada Utilities' electric business that are principally related to weather and the related use of electricity for air conditioning. Typically, 46-50% of Nevada Power's and 35-38% of Sierra Pacific's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak customer demand on the Nevada Utilities' electric systems occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On June 20, 2017, customer usage of electricity caused an hourly peak demand of 5,929 MW on Nevada Power's electric system, which is 195 MW less than the record hourly peak demand of 6,124 MW set July 28, 2016. On August 1, 2017, customer usage of electricity caused an hourly peak demand of 1,824 MW on Sierra Pacific's electric system, which is 18 MW less than the record hourly peak demand of 1,842 MW set July 28, 2016.

Generating Facilities and Fuel Supply

The Nevada Utilities have ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding the Nevada Utilities' owned generating facilities as of December 31, 2017:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MW)(1)	(MW)(1)
Nevada Power:
NATURAL GAS:
Clark	Las Vegas, NV	Natural gas	1973-2008	1,102	1,102
Lenzie	Las Vegas, NV	Natural gas	2006	1,102	1,102
Harry Allen	Las Vegas, NV	Natural gas	1995-2011	628	628
Higgins	Primm, NV	Natural gas	2004	530	530
Silverhawk	Las Vegas, NV	Natural gas	2004	520	520
Las Vegas	Las Vegas, NV	Natural gas	1994-2003	272	272
Sun Peak	Las Vegas, NV	Natural gas/oil	1991	210	210
				4,364	4,364
COAL:
Navajo Unit Nos. 1, 2 and 3(2)	Page, AZ	Coal	1974-1976	2,250	255

RENEWABLES:
Goodsprings	Goodsprings, NV	Waste heat	2010	5	5
Nellis	Las Vegas, NV	Solar	2015	15	15
				20	20

Total Nevada Power				6,634	4,639

Sierra Pacific:
NATURAL GAS:
Tracy	Sparks, NV	Natural gas	1974-2008	753	753
Ft. Churchill	Yerington, NV	Natural gas	1968-1971	226	226
Clark Mountain	Sparks, NV	Natural gas	1994	132	132
				1,111	1,111
COAL:
Valmy Unit Nos. 1 and 2	Valmy, NV	Coal	1981-1985	522	261

Total Sierra Pacific				1,633	1,372

Total NV Energy				8,267	6,011

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

(2)	Nevada Power currently anticipates retiring Navajo Unit Nos. 1, 2 and 3 on or before December 2019. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.

The following table shows the percentages of the Nevada Utilities' total energy supplied by energy source for the years ended December 31:

	2017	2016	2015

Nevada Power:
Natural gas	61%	64%	65%
Coal	7	7	7
Total energy generated	68	71	72
Energy purchased - long-term contracts (non-renewable)	15	14	15
Energy purchased - long-term contracts (renewable)(1)	15	14	12
Energy purchased - short-term contracts and other	2	1	1
	100%	100%	100%

Sierra Pacific:
Natural gas	44%	45%	41%
Coal	5	8	13
Total energy generated	49	53	54
Energy purchased - long-term contracts (non-renewable)	38	36	36
Energy purchased - long-term contracts (renewable)(1)	11	10	9
Energy purchased - short-term contracts and other	2	1	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with renewable energy purchased may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

The Nevada Utilities are required to have resources available to continuously meet their customer needs and reliably operate their electric systems. The percentage of the Nevada Utilities' energy supplied by energy source varies from year-to-year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. The Nevada Utilities evaluate these factors continuously in order to facilitate economical dispatch of their generating facilities. When factors for one energy source are less favorable, the Nevada Utilities place more reliance on other energy sources. As long as the Nevada Utilities' purchases are deemed prudent by the PUCN, through their annual prudency review, the Nevada Utilities are permitted to recover the cost of fuel and purchased power. The Nevada Utilities also have the ability to reset quarterly BTER, with PUCN approval, based on the last twelve months fuel costs and purchased power and to reset quarterly DEAA.

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

The Nevada Utilities have entered into multiple long-term power purchase contracts (three or more years) with suppliers that generate electricity utilizing renewable resources, natural gas and coal. Nevada Power has entered into contracts with a total capacity of 1,620 MW with contract termination dates ranging from 2022 to 2067. Included in these contracts are 1,360 MW of capacity of renewable energy, of which 100 MW of capacity are under development or construction and not currently available. Sierra Pacific has entered into contracts with a total capacity of 703 MW with contract termination dates ranging from 2018 to 2044. Included in these contracts are 512 MW of capacity of renewable energy, of which 200 MW of capacity are under development or construction and not currently available.

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

Natural Gas

The Nevada Utilities rely on first-of-the-month indexed physical gas purchases for the majority of natural gas needed to operate their generating facilities. To secure natural gas supplies for the generating facilities, the Nevada Utilities execute purchases pursuant to a PUCN approved four season laddering strategy. In 2017, natural gas supply net purchases averaged 326,215 and 141,188 Dth per day with the winter period contracts averaging 272,467 and 167,214 Dth per day and the summer period contracts averaging 364,141 and 122,702 Dth per day for Nevada Power and Sierra Pacific, respectively. The Nevada Utilities believe supplies from these sources are presently adequate and available to meet its needs.

The Nevada Utilities contract for firm natural gas pipeline capacity to transport natural gas from production areas to their service territory through direct interconnects to the pipeline systems of several interstate natural gas pipeline systems, including Nevada Power who contracts with Kern River, an affiliated company. Sierra Pacific utilizes natural gas storage contracted from interstate pipelines to meet retail customer requirements and to manage the daily changes in demand due to changes in weather and other usage factors. The stored natural gas is typically replaced during off-peak months when the demand for natural gas is historically lower than during the heating season.

Coal

Other than the agreement mentioned below for the Navajo Generating Station, the Nevada Utilities have no commitments to purchase coal for 2018 or beyond and will rely on spot market solicitations for any coal supplies needed during 2018 and will regularly monitor the western coal market for opportunities to meet these needs. Nevada Power eliminated Reid Gardner Unit No. 4's coal pile in March 2017. The Nevada Utilities have transportation services contracts with Union Pacific Railroad Company to ship coal from various origins in Central Utah, Western Colorado and Wyoming that expired December 31, 2017 for Nevada Power and expire December 31, 2019 for Sierra Pacific. The Navajo Generating Station, jointly owned by Nevada Power along with other entities and operated by Salt River Project, has a coal purchase agreement that extends through December 2019.

Transmission and Distribution

The Nevada Utilities' transmission system is part of the Western Interconnection, a regional grid in the United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The Nevada Utilities' transmission system, together with contractual rights on other transmission systems, enables the Nevada Utilities to integrate and access generation resources to meet their customer load requirements. Nevada Power's transmission and distribution systems included approximately 2,000 miles of transmission lines, 25,000 miles of distribution lines and 210 substations as of December 31, 2017. Sierra Pacific's transmission and distribution systems included approximately 2,300 miles of transmission lines, 17,700 miles of distribution lines and 200 substations as of December 31, 2017.

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

The Nevada Utilities participate in the EIM operated by the California ISO, which reduces costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrates renewables and enhances reliability through improved situational awareness and responsiveness. The EIM expands the real-time component of the California ISO to optimize and balance electricity supply and demand every five minutes across the EIM footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. EIM market participants submit bids to the California ISO market operator before each hour for each generating resource they choose to be dispatched by the market. Each bid is comprised of a dispatchable operating range, ramp rate and prices across the operating range. The California ISO market operator uses sophisticated technology to select the least-cost resources to meet demand and send simultaneous dispatch signals to every participating generator across the EIM footprint every five minutes. In addition to generation resource bids, the California ISO market operator also receives continuous real-time updates of the transmission grid network, meteorological and load forecast information that it uses to optimize dispatch instructions. Outside the EIM footprint, utilities in the Western United States do not utilize comparable technology and are largely limited to transactions within the borders of their balancing authority area to balance supply and demand intra-hour using a combination of manual and automated dispatch. The EIM delivers customer benefits by leveraging automation, geographic and resource diversity to result in more efficient dispatch, more effective integration of renewables and improved situational awareness. Benefits are expected to increase with renewable resource expansion and as more entities join the EIM bringing incremental diversity.

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

Nevada Power filed its triennial IRP in July 2015 and received PUCN approval in December 2015. Nevada Power filed an amended IRP in August 2016 and received PUCN approval in December 2016. Sierra Pacific filed its triennial IRP in July 2016 and received PUCN approval in December 2016. As a part of the filings, the Nevada Utilities sought PUCN authorization to acquire the South Point Energy Center, a 504-MW combined-cycle generating facility located in Arizona. In December 2016, the PUCN denied the acquisition of this facility. In January 2017, Nevada Power filed a petition for reconsideration relating to the acquisition of South Point Energy Center. In February 2017, the PUCN affirmed the denial of the acquisition of South Point Energy Center. The Nevada Utilities amended their respective IRPs in November 2017, requesting approval of three long-term renewable purchase power contracts. Nevada law was modified in 2017 under Senate Bill 146 and for future filings requires Nevada Power and Sierra Pacific to file jointly.

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

The energy supply plan operates in conjunction with the PUCN-approved 20-year IRP. It serves as a guide for near-term execution and fulfillment of energy needs. In September 2017, the Nevada Utilities filed updates to their respective energy supply plans seeking PUCN authorization to implement a laddering strategy for the procurement of short-term energy and capacity to serve peak customer demand. The PUCN approved Sierra Pacific's laddering strategy in October 2017, and approved Nevada Power's laddering strategy in November 2017. When the energy supply plan calls for executing contracts of longer than three years, PUCN approval is required.

Energy-Efficiency Programs

The Nevada Utilities have provided a comprehensive set of energy efficiency, demand response and conservation programs to their Nevada electric customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy audits and customer education and awareness efforts that provide information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, the Nevada Utilities have offered rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Energy efficiency program costs are recovered through annual rates set by the PUCN, and adjusted based on the Nevada Utilities' annual filing to recover current program costs and any over or under collections from the prior filing, subject to prudence review. During 2017, Nevada Power spent $39 million on energy efficiency programs, resulting in an estimated 191,836 MWh of electric energy savings and an estimated 224 MW of electric peak load management. During 2017, Sierra Pacific spent $11 million on energy efficiency programs, resulting in an estimated 57,502 MWh of electric energy savings and an estimated 18 MW of electric peak load management.

Regulated Natural Gas Operations

Sierra Pacific is engaged in the procurement, transportation and distribution of natural gas for customers in its service territory. Sierra Pacific purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the natural gas from the production areas to Sierra Pacific's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. Sierra Pacific sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2017, 11% of the total natural gas delivered through Sierra Pacific's distribution system was for transportation service.

Natural gas property consists primarily of natural gas mains and service lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of Sierra Pacific included 3,300 miles of natural gas mains and service lines as of December 31, 2017.

Customer Usage and Seasonality

The percentages of natural gas sold to Sierra Pacific's retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2017	2016	2015

Residential	53%	52%	49%
Commercial(1)	27	26	24
Industrial(1)	9	9	8
Total retail	89	87	81
Wholesale	11	13	19
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	19,313	17,677	17,600
Total Dth of transportation service (in thousands)	1,977	2,256	2,288
Total average number of retail customers (in thousands)	165	163	159

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

On January 6, 2017, Sierra Pacific recorded its highest peak-day natural gas delivery of 148,077 Dth, which is 15,497 Dth less than the record peak-day delivery of 163,574 Dth set on December 9, 2013. This peak-day delivery consisted of 94% traditional retail sales service and 6% transportation service.

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

Employees

As of December 31, 2017, Nevada Power had approximately 1,400 employees, of which approximately 700 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

As of December 31, 2017, Sierra Pacific had approximately 1,000 employees, of which approximately 500 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

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

The suppliers purchase electricity from generators, sell the electricity to end-user customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to an industry standard "Distribution Connection and Use of System Agreement." During 2017, RWE Npower PLC and certain of its affiliates and British Gas Trading Limited represented 21% and 15%, respectively, of the total combined distribution revenue of the Northern Powergrid Distribution Companies. Variations in demand from end-users can affect the revenues that are received by the Northern Powergrid Distribution Companies in any year, but such variations have no effect on the total revenue that the Northern Powergrid Distribution Companies are allowed to recover in a price control period. Under- or over-recoveries against price-controlled revenues are carried forward into prices for future years.

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

The price controlled revenue of the Northern Powergrid Distribution Companies is set out in the special conditions of the licenses of those companies. The licenses are enforced by the regulator, the Gas and Electricity Markets Authority through its office of gas and electric markets (known as "Ofgem") and limit increases to allowed revenues (or may require decreases) based upon the rate of inflation, other specified factors and other regulatory action. Changes to the price controls can be made by the regulator, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition and Markets Authority ("CMA"). It has been the convention in Great Britain for regulators to conduct periodic regulatory reviews before making proposals for any changes to the price controls. The current electricity distribution price control became effective April 1, 2015 and is expected to continue through March 31, 2023. Following initial submission of the Northern Powergrid Distribution Companies' business plans for the current price control period to Ofgem in July 2013 and resubmission, following feedback from Ofgem in March 2014, the final determinations for the current price control were published in November 2014. In March 2015 Northern Powergrid was the only electricity distributor to appeal Ofgem's price control decision and in September 2015 the appeal authority allowed part of the appeal, awarding an additional £30 million (in 2012/13 prices) in expenditure allowances.

GWh and percentages of electricity distributed to the Northern Powergrid Distribution Companies' end-users and the total number of end-users as of and for the years ended December 31 were as follows:

	2017		2016		2015
Northern Powergrid (Northeast) Limited:
Residential	5,125	36%	5,227	36%	5,144	34%
Commercial(1)	1,782	13	2,222	15	2,417	16
Industrial(1)	7,134	50	6,963	48	7,160	48
Other	198	1	214	1	231	2
	14,239	100%	14,626	100%	14,952	100%

Northern Powergrid (Yorkshire) plc:
Residential	7,509	36%	7,612	36%	7,574	35%
Commercial(1)	2,558	12	3,116	15	3,352	16
Industrial(1)	10,716	51	10,275	48	10,403	48
Other	268	1	290	1	299	1
	21,051	100%	21,293	100%	21,628	100%

Total electricity distributed	35,290		35,919		36,580

Number of end-users (in thousands):
Northern Powergrid (Northeast) Limited	1,603		1,602		1,597
Northern Powergrid (Yorkshire) plc	2,301		2,301		2,294
	3,904		3,903		3,891

(1)
The increase in industrial and decrease in commercial is largely due to an acceleration in the Great Britain-wide customer reclassifications which are in progress (as a result of Ofgem approved industry changes), negatively impacting commercial volumes by 700 GWhs in 2017 compared to 2016.

As of December 31, 2017, the Northern Powergrid Distribution Companies' combined electricity distribution network included 17,400 miles of overhead lines, 42,000 miles of underground cables and 750 major substations.

BHE PIPELINE GROUP

The BHE Pipeline Group consists of BHE's interstate natural gas pipeline companies, Northern Natural Gas and Kern River.

Northern Natural Gas

Northern Natural Gas, an indirect wholly owned subsidiary of BHE, owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, which reaches from west Texas to Michigan's Upper Peninsula. Northern Natural Gas primarily transports and stores natural gas for utilities, municipalities, gas marketing companies and industrial and commercial users. Northern Natural Gas' pipeline system consists of two commercial segments. Its traditional end-use and distribution market area in the northern part of its system, referred to as the Market Area, includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois. Its natural gas supply and delivery service area in the southern part of its system, referred to as the Field Area, includes points in Kansas, Texas, Oklahoma and New Mexico. The Market Area and Field Area are separated at a Demarcation Point ("Demarc"). Northern Natural Gas' pipeline system consists of 14,700 miles of natural gas pipelines, including 6,300 miles of mainline transmission pipelines and 8,400 miles of branch and lateral pipelines, with a Market Area design capacity of 5.9 Bcf per day, a Field Area delivery capacity of 1.7 Bcf per day to the Market Area and 1.3 Bcf per day to the West Texas area and over 79 Bcf of firm service and operational storage cycle capacity in five storage facilities. Northern Natural Gas' pipeline system is configured with approximately 2,300 active receipt and delivery points which are integrated with the facilities of LDCs. Many of Northern Natural Gas' LDC customers are part of combined utilities that also use natural gas as a fuel source for electric generation. Northern Natural Gas delivers over 1.0 Trillion Cubic Feet ("Tcf") of natural gas to its customers annually.

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

Northern Natural Gas' operating revenue for the years ended December 31 was as follows (in millions):

	2017		2016		2015
Transportation:
Market Area	$504	73%	$492	77%	$474	72%
Field Area - deliveries to Demarc	36	5	23	4	49	7
Field Area - other deliveries	50	8	41	6	35	6
Total transportation	590	86	556	87	558	85
Storage	71	10	69	11	62	10
Total transportation and storage revenue	661	96	625	98	620	95
Gas, liquids and other sales	28	4	11	2	36	5
Total operating revenue	$689	100%	$636	100%	$656	100%

Substantially all of Northern Natural Gas' Market Area transportation revenue is generated from reservation charges, with the balance from usage charges. Northern Natural Gas transports natural gas primarily to local distribution markets and end-users in the Market Area. Northern Natural Gas provides service to 81 utilities, including MidAmerican Energy, an affiliate company, which serve numerous residential, commercial and industrial customers. Most of Northern Natural Gas' transportation capacity in the Market Area is committed to customers under firm transportation contracts, where customers pay Northern Natural Gas a monthly reservation charge for the right to transport natural gas through Northern Natural Gas' system. Reservation charges are required to be paid regardless of volumes transported or stored. As of December 31, 2017, approximately 85% of Northern Natural Gas' customers' entitlement in the Market Area have terms beyond 2019 and over 78% beyond 2020. As of December 31, 2017, the weighted average remaining contract term for Northern Natural Gas' Market Area firm transportation contracts is over eight years.

Northern Natural Gas' Field Area customers consist primarily of energy marketing companies and midstream companies, which take advantage of the price spread opportunities created between Field Area supply points and Demarc. In addition, there are a growing number of midstream customers that are delivering gas south in the Field Area to the Waha Hub market. The remaining Field Area transportation service is sold to power generators connected to Northern Natural Gas' system in Texas and New Mexico that are contracted on a long-term basis with terms that extend to at least 2020, and various LDCs, energy marketing companies and midstream companies for both connected and off-system markets.

Northern Natural Gas' storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two LNG storage peaking units, one in Iowa and one in Minnesota. The three underground natural gas storage facilities and two LNG storage peaking units have a total firm service and operational storage cycle capacity of over 79 Bcf and over 2.2 Bcf per day of peak delivery capability. These storage facilities provide operational flexibility for the daily balancing of Northern Natural Gas' system and provide services to customers for their winter peaking and year-round load swing requirements.

Northern Natural Gas has 65.1 Bcf of firm storage contracts with its cost-based and market-based services. Firm storage contracts with cost-based rates, representing 57.1 Bcf, have an average remaining contract term of seven years and are contracted at maximum tariff rates. The remaining firm storage contracts with market-based rates, representing 8.0 Bcf, have an average remaining contract term of ten years.

Except for quantities of natural gas owned and managed for operational and system balancing purposes, Northern Natural Gas does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes accounts for the majority of the remaining operating revenue.

During 2017, Northern Natural Gas had three customers, including MidAmerican Energy, that each accounted for greater than 10% of its transportation and storage revenue and its ten largest customers accounted for 65% of its system-wide transportation and storage revenue. Northern Natural Gas has agreements with terms from 2022 to 2034 to retain its three largest customers' volumes. The loss of any of these significant customers, if not replaced, could have a material adverse effect on Northern Natural Gas.

Northern Natural Gas' extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to multiple major supply basins. Direct access is available from producers in the Anadarko, Permian and Hugoton basins, some of which have recently experienced increased production from shale and tight sands formations adjacent to Northern Natural Gas' pipeline. Since 2011, the pipeline has connected 1,985,000 Dth per day of supply access from the Wolfberry shale formation in west Texas and from the Granite Wash tight sands formations in the Texas panhandle and in Oklahoma. Additionally, Northern Natural Gas has interconnections with several interstate pipelines and several intrastate pipelines with receipt, delivery, or bi-directional capabilities. Because of Northern Natural Gas' location and multiple interconnections it is able to access natural gas from other key production areas, such as the Rocky Mountain and western Canadian basins. The Rocky Mountain basins are accessed through interconnects with Trailblazer Pipeline Company, Tallgrass Interstate Gas Transmission, LLC, Cheyenne Plains Gas Pipeline Company, LLC, Colorado Interstate Gas Company and Rockies Express Pipeline, LLC ("REX"). The western Canadian basins are accessed through interconnects with Northern Border Pipeline Company ("Northern Border"), Great Lakes Gas Transmission Limited Partnership ("Great Lakes") and Viking Gas Transmission Company ("Viking"). This supply diversity and access to both stable and growing production areas provides significant flexibility to Northern Natural Gas' system and customers.

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

Kern River

Kern River, an indirect wholly owned subsidiary of BHE, owns an interstate natural gas pipeline system that extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River provided 26% of California's demand for natural gas in 2016. Kern River's pipeline system consists of 1,700 miles of natural gas pipelines, including 1,400 miles of mainline section and 300 miles of common facilities, with a design capacity of 2,166,575 Dth, or 2.1 Bcf, per day. Kern River owns the entire mainline section, which extends from the system's point of origination near Opal, Wyoming, through the Central Rocky Mountains into Daggett, California. The mainline section consists of 1,300 miles of 36-inch diameter pipeline and 100 miles of various laterals that connect to the mainline. The common facilities are jointly owned by Kern River and Mojave Pipeline Company ("Mojave") as tenants-in-common. Except for quantities of natural gas owned for operational purposes, Kern River does not own the natural gas that is transported through its system. Kern River's transportation rates are cost-based. The rates are designed to provide Kern River with an opportunity to recover its costs of providing services and earn a reasonable return on its investments.

Kern River's rates are based on a levelized rate design with recovery of 70% of the original investment during the initial long-term contracts ("Period One rates"). After expiration of the initial term, eligible customers have the option to elect service at rates ("Period Two rates") that are lower than Period One rates because they are designed to recover the remaining 30% of the original investment. To the extent that eligible customers elected not to contract for service at Period Two rates, the volumes are turned back and sold at market rates for varying terms. As of December 31, 2017, Kern River has sold 212,417 Dth per day of total turned back volume of 378,503 Dth per day with an average remaining contract term of nearly four years. The remaining turned back capacity is sold on a short-term basis at market rates. Of the customers that are eligible to take Period Two service beginning May 1, 2018, 40% elected to extend their contracts at maximum Period Two rates, with 233,000 Dth per day electing 10-year contracts and 39,000 Dth per day electing 15-year contracts.

As of December 31, 2017, approximately 87% of Kern River's design capacity of 2,166,575 Dth per day is contracted pursuant to long-term firm natural gas transportation service agreements, whereby Kern River receives natural gas on behalf of customers at designated receipt points and transports the natural gas on a firm basis to designated delivery points. In return for this service, each customer pays Kern River a fixed monthly reservation fee based on each customer's maximum daily quantity, which represents 94% of total operating revenue, and a commodity charge based on the actual amount of natural gas transported pursuant to its long-term firm natural gas transportation service agreements and Kern River's tariff.

These long-term firm natural gas transportation service agreements expire between March 2018 and April 2033 and have a weighted-average remaining contract term of over nine years. Kern River's customers include electric and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and financial institutions. As of December 31, 2017, nearly 78% of the firm capacity under contract has primary delivery points in California, with the flexibility to access secondary delivery points in Nevada and Utah.

During 2017, Kern River had one customer, Nevada Power Company, an affiliate company, who accounted for greater than 10% of its revenue. The loss of this significant customer, if not replaced, could have a material adverse effect on Kern River.

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

The natural gas industry has undergone a significant shift in supply sources. Production from conventional sources has declined while production from unconventional sources, such as shale gas, has increased. This shift has affected the supply patterns, the flows, the locational and seasonal natural gas price spreads and rates that can be charged on pipeline systems. The impact has varied among pipelines according to the location and the number of competitors attached to these new supply sources.

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

Northern Natural Gas expects the current level of Field Area contracting to Demarc to continue in the foreseeable future, as Market Area customers presently need to purchase competitively-priced supplies from the Field Area to support their existing and growth demand requirements. However, the revenue received from these Field Area contracts is expected to vary in relationship to the difference, or "spread," in natural gas prices between the MidContinent and Permian Regions and the price of the alternative supplies that are available to Northern Natural Gas' Market Area. This spread affects the value of the Field Area transportation capacity because natural gas from the MidContinent and Permian Regions that is transported through Northern Natural Gas' Field Area competes directly with natural gas delivered directly into the Market Area from Canada and other supply areas, including new shale gas producing areas outside of the Field Area.

Kern River competes with various interstate pipelines in developing expansion projects and entering into long-term agreements to serve market growth in Southern California; Las Vegas, Nevada; and Salt Lake City, Utah. Kern River also competes with various interstate pipelines and their customers to market unutilized capacity under shorter term transactions. Kern River provides its customers with supply diversity through interconnections with pipelines such as Northwest Pipeline LLC, Colorado Interstate Gas Company, Overland Trails Transmission, LLC, Questar Pipeline LLC and Questar Overthrust Pipeline LLC; and storage facilities such as Ryckman Creek Resources, LLC and Clear Creek Storage Company, LLC. These interconnections, in addition to the direct interconnections to natural gas processing facilities in Wyoming and California, allow Kern River to access natural gas reserves in Colorado, northwestern New Mexico, Wyoming, Utah, California and the Western Canadian Sedimentary Basin.

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

BHE TRANSMISSION

AltaLink

ALP, an indirect wholly owned subsidiary of BHE acquired on December 1, 2014, is a regulated electric transmission-only company headquartered in Alberta, Canada serving approximately 85% of Alberta's population. ALP connects generation plants to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory, which covers a diverse geographic area including most major urban centers in central and southern Alberta. ALP's transmission facilities, consisting of approximately 8,100 miles of transmission lines and 310 substations as of December 31, 2017, are an integral part of the Alberta Integrated Electric System ("AIES").

The AIES is a network or grid of transmission facilities operating at high voltages ranging from 69kV to 500kV. The grid delivers electricity from generating units across Alberta, Canada through approximately 16,000 miles of transmission. The AIES is interconnected to British Columbia's transmission system that links Alberta with the North American western interconnected system.

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

The AESO mandate is defined in the Electric Utilities Act and its regulations, and requires the AESO to assess both current and future needs of Alberta's interconnected electrical system. In July 2017, the AESO released the 2017 Long-Term Outlook ("LTO"), which is a forecast used as one input to guide the AESO in planning Alberta's transmission system. In January 2018, the AESO finalized and made available the 2017 Long-Term Transmission Plan ("LTP"). The 2017 LTP places increased focus on the evolving economy, policy changes and environmental initiatives, including renewable generation additions and the phase-out of coal-fueled generation whenever possible. The plan was developed with the goal of efficient utilization of existing and planned transmission systems in areas where high renewables potential exists, and timely addition of necessary new transmission developments. The AESO has forecast Alberta's electricity demand to grow at an annual rate of 0.9 percent until 2037. Future generation investments are expected to keep pace with load growth and coal-fueled generation replacements, as well as generation additions primarily through the Renewable Electricity Program. The 2017 LTP identifies 15 transmission developments across Alberta proposed over the next five years valued at approximately C$1 billion. Regulatory approval for all identified developments is still required.

BHE U.S. Transmission

BHE U.S. Transmission is engaged in various joint ventures to develop, own and operate transmission assets and is pursuing additional investment opportunities in the United States. Currently, BHE U.S. Transmission has two joint ventures with transmission assets that are operational.

BHE U.S. Transmission indirectly owns a 50% interest in ETT, along with subsidiaries of American Electric Power Company, Inc. ("AEP"). ETT owns and operates electric transmission assets in the ERCOT and, as of December 31, 2017, had total assets of $3.0 billion. ETT is regulated by the Public Utility Commission of Texas. A total of $2.9 billion of transmission projects were in-service as of December 31, 2017, with $0.2 billion of projects forecast to be completed in 2018 through 2021. ETT's transmission system includes approximately 1,200 miles of transmission lines and 36 substations as of December 31, 2017.

BHE U.S. Transmission also indirectly owns a 25% interest in Prairie Wind Transmission, LLC, a joint venture with AEP and Westar Energy, Inc., to build, own and operate a 108-mile, 345 kV transmission project in Kansas. The project cost $158 million and was fully placed in-service in November 2014.

BHE RENEWABLES

The subsidiaries comprising the BHE Renewables reportable segment own interests in several independent power projects that are in-service or under construction in the United States and in the Philippines. The following table presents certain information concerning these independent power projects as of December 31, 2017:

				Power		Facility	Net
				Purchase		Net	Owned
		Energy		Agreement	Power	Capacity	Capacity
Generating Facility	Location	Source	Installed	Expiration	Purchaser(1)	(MW)(2)	(MW)(2)
SOLAR:
Topaz	California	Solar	2013-2014	2040	PG&E	550	550
Solar Star 1	California	Solar	2013-2015	2035	SCE	310	310
Solar Star 2	California	Solar	2013-2015	2035	SCE	276	276
Agua Caliente	Arizona	Solar	2012-2013	2039	PG&E	290	142
Community Solar Gardens(6)	Minnesota	Solar	2016-2017	2041-2042	(5)	74	74
Alamo 6	Texas	Solar	2017	2042	CPS	110	110
Pearl	Texas	Solar	2017	2042	CPS	50	50
						1,660	1,512
WIND:
Bishop Hill II	Illinois	Wind	2012	2032	Ameren	81	81
Pinyon Pines I	California	Wind	2012	2035	SCE	168	168
Pinyon Pines II	California	Wind	2012	2035	SCE	132	132
Jumbo Road	Texas	Wind	2015	2033	AE	300	300
Marshall	Kansas	Wind	2016	2036	MJMEC, KPP, KMEA & COIMO	72	72
Grand Prairie	Nebraska	Wind	2016	2036	OPPD	400	400
						1,153	1,153
GEOTHERMAL:
Imperial Valley Projects	California	Geothermal	1982-2000	(3)	(3)	338	338

HYDROELECTRIC:
Casecnan Project(4)	Philippines	Hydroelectric	2001	2021	NIA	150	128
Wailuku	Hawaii	Hydroelectric	1993	2023	HELCO	10	10
						160	138
NATURAL GAS:
Saranac	New York	Natural Gas	1994	2019	TEMUS	245	196
Power Resources	Texas	Natural Gas	1988	2018	EDF	212	212
Yuma	Arizona	Natural Gas	1994	2024	SDG&E	50	50
Cordova	Illinois	Natural Gas	2001	2019	EGC	512	512
						1,019	970

Total Available Generating Capacity						4,330	4,111

PROJECTS UNDER CONSTRUCTION:

Community Solar Gardens	Minnesota	Solar	2018	2043	(5)	24	24
Walnut Ridge	Illinois	Wind	2018	2028	USGSA	212	212
						236	236

						4,566	4,347

(1)
TransAlta Energy Marketing U.S. ("TEMUS"); EDF Energy Services, LLC ("EDF"); San Diego Gas & Electric Company ("SDG&E"); Exelon Generation Company, LLC ("EGC"); Pacific Gas and Electric Company ("PG&E"), Ameren Illinois Company ("Ameren"), Southern California Edison ("SCE"), the Philippine National Irrigation Administration ("NIA"); Hawaii Electric Light Company, Inc. ("HELCO"); Austin Energy ("AE"); Omaha Public Power District ("OPPD"); U.S. General Services Administration ("USGSA"); Missouri Joint Municipal Electric Commission ("MJMEC"); Kansas Power Pool ("KPP"); Kansas Municipal Energy Agency ("KMEA"); City of Independence, MO ("COIMO"); and CPS Energy ("CPS").

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

(3)
The majority of the Imperial Valley Projects' Contract Capacity is currently sold to Southern California Edison Company under long-term power purchase agreements expiring in 2018 through 2026. Certain long-term power purchase agreement renewals have been entered into with other parties that begin upon the existing contracts' expiration and expire in 2039.

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

(6)
The community solar gardens project is consolidated in the table above for convenience as it consists of 74 distinct entities that each own an approximately 1 MW solar garden with independent but substantially similar terms and conditions.

Additionally, BHE Renewables has invested $1.2 billion in seven wind projects sponsored by third parties, commonly referred to as tax equity investments.

BHE Renewables' operating revenue is derived from the following business activities for the years ended December 31 (in millions):

	2017	2016	2015

Solar	52%	49%	52%
Wind	17	19	14
Geothermal	19	20	23
Hydro	6	4	3
Natural gas	6	8	8
Total operating revenue	100	100%	100%

HOMESERVICES

HomeServices, a majority-owned subsidiary of BHE, is the second-largest residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking; title and closing services; property and casualty insurance; home warranties; relocation services; and other home-related services. HomeServices' real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, HomeServices' operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year. HomeServices' owned brokerages currently operate in nearly 840 offices in 30 states and the District of Columbia with nearly 41,000 real estate agents under 42 brand names. The United States residential real estate brokerage business is subject to the general real estate market conditions, is highly competitive and consists of numerous local brokers and agents in each market seeking to represent sellers and buyers in residential real estate transactions. In October 2014, HomeServices acquired the remaining 50.1% of HomeServices Lending, a mortgage origination company.

In October 2012, HomeServices acquired a 66.7% interest in one of the largest residential real estate brokerage franchise networks in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. The noncontrolling interest member has the right to put the remaining 33.3% interest in the franchise business to HomeServices after March 2015 and HomeServices has the right to call the remaining 33.3% interest in the franchise business after completion and receipt of the 2017 financial statement audit at an option exercise formula based on historical financial performance.

HomeServices' franchise network currently includes over 365 franchisees in over 1,500 brokerage offices in 47 states with over 48,000 real estate agents under three brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices, Prudential or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

OTHER ENERGY BUSINESSES

Effective January 1, 2016, MidAmerican Energy Company transferred its nonregulated energy operations to MidAmerican Energy Services, LLC ("MES"), a subsidiary of BHE. MES is a nonregulated energy business consisting of competitive electricity and natural gas retail sales. MES' electric operations predominantly include sales to retail customers in Illinois, Texas, Ohio, Maryland and other states that allow customers to choose their energy supplier. MES' natural gas operations predominantly include sales to retail customers in Iowa and Illinois. Electricity and natural gas are purchased from producers and third party energy marketing companies and sold directly to commercial, industrial and governmental end-users. MES does not own electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2017, MES' contracts in place for the sale of electricity totaled 19,225 GWh with a weighted average life of 2.1 years and for the sale of natural gas totaled 28,605,700 Dth with a weighted average life of 1.3 years. In addition, MES manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

The percentages of electricity sold to MES' retail customers by state for the years ended December 31 were as follows:

	2017	2016	2015

Illinois	46%	48%	51%
Ohio	23	21	18
Texas	15	13	15
Maryland	7	7	7
Other	9	11	9
	100%	100%	100%

The percentages of natural gas sold to MES' customers by state for the years ended December 31 were as follows:

	2017	2016	2015

Iowa	86%	86%	87%
Illinois	9	9	8
Other	5	5	5
	100%	100%	100%

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

Domestic Regulated Public Utility Subsidiaries

The Utilities are subject to comprehensive regulation by various state, federal and local agencies. The more significant aspects of this regulatory framework are described below.

State Regulation

Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility the opportunity to recover what each state regulatory commission deems to be the utility's reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. In addition to return on investment, a utility's cost of service generally reflects a representative level of prudent expenses, including cost of sales, operating expense, depreciation and amortization and income and other tax expense, reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. State regulatory commissions may adjust cost of service for various reasons, including pursuant to a review of: (a) the utility's revenue and expenses during a defined test period, (b) the utility's level of investment and (c) changes in income tax laws. State regulatory commissions typically have the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customers or organizations representing groups of customers. In certain jurisdictions, the utility and such parties, however, may agree with one another not to request a review of or changes to rates for a specified period of time.

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

With certain limited exceptions, the Utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. In some jurisdictions, certain classes of customers may choose to purchase all or a portion of their energy from alternative energy suppliers, and in some jurisdictions retail customers can generate all or a portion of their own energy. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all residential and nonresidential customers within its allocated service territory; however, nonresidential customers have the right to choose an alternative provider of energy supply. The impact of this right on PacifiCorp's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their retail service supplier. For customers that choose an alternative retail energy supplier, MidAmerican Energy continues to have an ongoing obligation to deliver the supplier's energy to the retail customer. MidAmerican Energy bills the retail customer for such delivery services. MidAmerican Energy also has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. The impact of this right on MidAmerican Energy's financial results has not been material. In Nevada, state law allows retail electric customers with an average annual load of one MW or more to file a letter of intent and application with the PUCN to acquire electric energy and ancillary services from another energy supplier. The law requires customers wishing to choose a new supplier to receive the approval of the PUCN to meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Nevada Utilities, the departure must not burden the Nevada Utilities with increased costs or cause any remaining customers to pay increased costs and the departing customers must pay their portion of any deferred energy balances, all as determined by the PUCN. Also, the Utilities and the state regulatory commissions are individually evaluating how best to integrate private generation resources into their service and rate design, including considering such factors as maintaining high levels of customer safety and service reliability, minimizing adverse cost impacts and fairly allocating costs among all customers.

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

Iowa law also permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for a 484-MW (MidAmerican Energy's share) coal-fueled generating facility, a 495-MW combined cycle natural gas-fueled generating facility and 6,048 MW (nominal ratings) of wind-powered generating facilities, including 1,666 MW (nominal ratings) under construction, as of December 31, 2017. These ratemaking principles established cost caps for the projects and authorized a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities in any future Iowa rate proceeding. As of December 31, 2017, the generating facilities in service totaled $5.9 billion, or 42%, of MidAmerican Energy's regulated property, plant and equipment, net and were subject to these ratemaking principles at a weighted average return on equity of 11.7% with a weighted average remaining life of 31 years.

Under its current Iowa, Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric sales through fuel, or energy, cost adjustment mechanisms. The Iowa mechanism also includes production tax credits associated with wind-powered generation placed in-service prior to 2013, except for production tax credits earned by repowered facilities, which totaled 414 MW as of December 31, 2017. Eligibility for production tax credits associated with MidAmerican Energy's earliest projects began expiring in 2014. Additionally, MidAmerican Energy has transmission adjustment clauses to recover certain transmission charges related to retail customers in all jurisdictions. The adjustment mechanisms reduce the regulatory lag for the recovery of energy and transmission costs related to retail electric customers in these jurisdictions.

Of the wind-powered generating facilities placed in-service as of December 31, 2017, 2,097 MW (nominal ratings) have not been included in the determination of MidAmerican Energy's Iowa retail electric base rates. In accordance with the related ratemaking principles, until such time as these generation assets are reflected in base rates and ceasing thereafter, MidAmerican Energy reduced its revenue from Iowa energy adjustment clause recoveries by $5 million in 2015 and $9 million in 2016 and is to reduce its recoveries by $12 million for each calendar year thereafter.

MidAmerican Energy has mechanisms in Iowa where rate base may be reduced, including revenue sharing and retail customer benefits attributable to most of the wind-powered generating facilities placed in-service in 2016 ("Wind X"). The revenue sharing mechanism originates from multiple ratemaking principles proceedings and reduces rate base for Iowa electric returns on equity exceeding an established benchmark. The Wind X customer benefit mechanism reduces rate base for the value of higher cost retail energy displaced by Wind X production.

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

NV Energy (Nevada Power and Sierra Pacific)

Rate Filings

Nevada statutes require the Nevada Utilities to file electric general rate cases at least once every three years with the PUCN. Sierra Pacific may also file natural gas general rate cases with the PUCN. The Nevada Utilities are also subject to a two-part fuel and purchased power adjustment mechanism. The Nevada Utilities make quarterly filings to reset BTER, based on the last 12 months of fuel and purchased power costs. The difference between actual fuel and purchased power costs and the revenue collected in the BTER is deferred into a balancing account. Nevada regulations allow an electric or natural gas utility that adjusts its BTER on a quarterly basis to request PUCN approval to make quarterly changes to its DEAA rate if the request is in the public interest. The Nevada Utilities received approval from the PUCN and file quarterly adjustments to the DEAA rate to clear amounts deferred into the balancing account. During required annual DEAA proceedings, the prudence of fuel and purchased power costs is reviewed, and if any costs are disallowed on such grounds, the disallowances will be incorporated into the next quarterly BTER rate change. Also, on an annual basis, the Nevada Utilities (a) seek a determination that energy efficiency program expenditures were reasonable, (b) request that the PUCN reset base and amortization energy efficiency program rates, and (c) request that the PUCN reset base and amortization energy efficiency implementation rates. When the Nevada Utilities' regulatory earned rate of return for a calendar year exceeds the regulatory rate of return used to set base tariff general rates, they are obligated to refund energy efficiency implementation revenue previously collected for that year.

Energy Choice Initiative - Deregulation

In November 2016, a majority of Nevada voters supported a ballot measure to amend Article 1 of the Nevada Constitution. If approved again in 2018, the proposed constitutional amendment would require the Nevada Legislature to create, on or before July 2023, an open and competitive retail electric market that includes provisions to reduce costs to customers, protect against service disconnections and unfair practices and prohibit the granting of monopolies and exclusive franchises for the generation of electricity. The outcome of any customer choice initiative could have broad implications to the Nevada Utilities. The Governor issued an executive order establishing the Governor's Committee on Energy Choice in which the Nevada Utilities have representation. The Nevada Utilities have been engaged in the legislative process before the Governor's committee and related proceedings before the PUCN and the legislature. The Nevada Utilities cannot assess or predict the outcome of the potential constitutional amendment or the financial impact, if any, at this time. The uncertainty created by the ballot initiative complicates both the short-term allocation of resources and long-term resource planning for the Nevada Utilities, including the ability to forecast load growth and the timing of resource additions. This uncertainty in planning is evidenced by a decision the PUCN issued denying Nevada Power's proposed purchase of the South Point Energy Center, citing the unknown outcomes of the Energy Choice Initiative as one of the factors considered in their decision.

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

Wholesale Electricity and Capacity

The FERC regulates the Utilities' rates charged to wholesale customers for electricity and transmission capacity and related services. Much of the Utilities' wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility. As a result of a 2016 order from the FERC following BHE's acquisition of NV Energy, the Utilities are precluded from selling at market-based rates in the PacifiCorp-East, PacifiCorp-West, Idaho Power Company and NorthWestern Energy balancing authority areas. The Utilities had previously relinquished their market-based rate authority in the NV Energy balancing authority area. Wholesale electricity sales in those specific balancing authority areas are permitted at cost-based rates. On October 30, 2017, the FERC granted the application of PacifiCorp, Nevada Power and Sierra Pacific for authority to bid into the California EIM at market-based rates.

The Utilities' authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the Utilities are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. PacifiCorp, the Nevada Utilities and certain affiliates, representing the BHE Northwest Companies, file together for market power study purposes. The BHE Northwest Companies' most recent triennial filing was made in June 2016 and, as to its non-mitigated balancing authority areas, was approved in November 2017. MidAmerican Energy and certain affiliates file together for market power study purposes of the FERC-defined Northeast Region. The most recent triennial filing for the Northeast Region was made in June 2017 and an order accepting it was issued in January 2018. MidAmerican Energy and certain affiliates file together for market power study purposes of the FERC-defined Central Region. The most recent triennial filing for the Central Region was made in December 2017 and is currently pending with the FERC. Under the FERC's market-based rules, the Utilities must also file with the FERC a notice of change in status when there is a change in the conditions that the FERC relied upon in granting market-based rate authority.

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

MidAmerican Energy has approval from the MISO to construct and own four Multi-Value Projects ("MVPs") located in Iowa and Illinois that will have added approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system since 2012, of which 224 miles have been placed in-service as of December 31, 2017. The MISO OATT allows for broad cost allocation for MidAmerican Energy's MVPs, including similar MVPs of other MISO participants. Accordingly, a significant portion of the revenue requirement associated with MidAmerican Energy's MVP investments will be shared with other MISO participants based on the MISO's cost allocation methodology, and a portion of the revenue requirement of the other participants' MVPs will be allocated to MidAmerican Energy. Additionally, MidAmerican Energy has approval from the FERC to include 100% of construction work in progress in the determination of rates for its MVPs and to use a forward-looking rate structure for all of its transmission investments and costs. The transmission assets and financial results of MidAmerican Energy's MVPs are excluded from the determination of its retail electric rates.

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

The NRC regulates the granting of permits and licenses for the construction and operation of nuclear generating stations and regularly inspects such stations for compliance with applicable laws, regulations and license terms. Current licenses for Quad Cities Station provide for operation until December 14, 2032. The NRC review and regulatory process covers, among other things, operations, maintenance and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

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

The NRC also regulates the decommissioning of nuclear-powered generating facilities, including the planning and funding for the eventual decommissioning of the facilities. In accordance with these regulations, MidAmerican Energy submits a biennial report to the NRC providing reasonable assurance that funds will be available to pay its share of the costs of decommissioning Quad Cities Station. MidAmerican Energy has established a trust for the investment of funds collected for nuclear decommissioning of Quad Cities Station.

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

Nuclear Insurance

MidAmerican Energy maintains financial protection against catastrophic loss associated with its interest in Quad Cities Station through a combination of insurance purchased by Exelon Generation, insurance purchased directly by MidAmerican Energy, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988 ("Price-Anderson"), which was amended and extended by the Energy Policy Act. The general types of coverage maintained are: nuclear liability, property damage or loss and nuclear worker liability, as discussed below.

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $450 million, which includes coverage for MidAmerican Energy's ownership. In accordance with Price-Anderson, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $64 million per incident, payable in installments not to exceed $10 million annually.

The insurance for nuclear property damage losses covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits for nuclear damage losses up to $1.5 billion and non-nuclear property damage losses up to $2.1 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments to be called upon based on the industry mutual board of directors' discretion for adverse loss experience. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $9 million.

The master nuclear worker liability coverage, which is purchased by Exelon Generation for Quad Cities Station, is an industry-wide guaranteed-cost policy with an aggregate limit of $450 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers in nuclear-related industries.

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

Interstate natural gas pipelines are also subject to regulations administered by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency within the United States Department of Transportation ("DOT"). Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("NGPSA"), which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas facilities, and requires an entity that owns or operates pipeline facilities to comply with such plans. Major amendments to the NGPSA include the Pipeline Safety Improvement Act of 2002 ("2002 Act"), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 ("2006 Act"), the Pipeline Safety, Regulatory Certainty, Job Creation Act of 2011 ("2011 Act") and the Protecting Our Infrastructure Of Pipelines And Enhancing Safety Act Of 2016 ("2016 Act").

The 2002 Act established additional safety and pipeline integrity regulations for all natural gas pipelines in high-consequence areas. The 2002 Act imposed major new requirements in the areas of operator qualifications, risk analysis and integrity management. The 2002 Act mandated more frequent periodic inspection or testing of natural gas pipelines in high-consequence areas, which are locations where the potential consequences of a natural gas pipeline accident may be significant or may do considerable harm to persons or property. Pursuant to the 2002 Act, the DOT promulgated new regulations that require natural gas pipeline operators to develop comprehensive integrity management programs, to identify applicable threats to natural gas pipeline segments that could impact high-consequence areas, to assess these segments and to provide ongoing mitigation and monitoring. The regulations require recurring inspections of high consequence area segments every seven years after the initial baseline assessment which was completed by Kern River in early 2011 and Northern Natural Gas in 2012.

The 2006 Act required pipeline operators to institute human factors management plans for personnel employed in pipeline control centers. DOT regulations published pursuant to the 2006 Act required development and implementation of written control room management procedures.

The 2011 Act was a response to natural gas pipeline incidents, most notably the San Bruno natural gas pipeline explosion that occurred in September 2010 in California. The 2011 Act increased the maximum allowable civil penalties for violations, directs operator assistance for Federal authorities conducting investigations and authorized the DOT to hire additional inspection and enforcement personnel. The 2011 Act also directed the DOT to study several topics, including the definition of high-consequence areas, the use of automatic shutoff valves in high-consequence areas, expansion of integrity management requirements beyond high-consequence areas and cast iron pipe replacement. The studies are complete, and a number of notices of proposed rulemaking have been issued. The BHE Pipeline Group anticipates final rules on a number of areas sometime in 2018. The BHE Pipeline Group cannot currently assess the potential cost of compliance with new rules and regulations under the 2011 Act.

The 2016 Act required the Pipeline and Hazardous Materials Safety Administration to set federal minimum safety standards for underground natural gas storage facilities and authorized emergency order (interim final rule) authority. The Pipeline and Hazardous Materials Safety Administration issued an interim final rule requiring underground natural gas storage field operators to implement the requirements of the American Petroleum Institute ("API") Recommended Practice 1171, "Functional Integrity of Natural Gas Storage in Depleted Hydrocarbon Reservoirs and Aquifer Reservoirs." Northern Natural Gas has three underground natural gas storage fields which fall under this regulation and has implemented programs to be in full compliance with this regulation. Kern River does not have underground natural gas storage facilities.

The DOT and related state agencies routinely audit and inspect the pipeline facilities for compliance with their regulations. The Pipeline Companies conduct internal audits of their facilities every four years with more frequent reviews of those deemed higher risk. The Pipeline Companies also conduct preliminary audits in advance of agency audits. Compliance issues that arise during these audits or during the normal course of business are addressed on a timely basis. The Pipeline Companies believe their pipeline systems comply in all material respects with the NGPSA and with DOT regulations issued pursuant to the NGPSA.

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

A number of incentive schemes also operate within the current price control period to encourage DNOs to provide an appropriate quality of service to end users. This includes specified payments to be made for failures to meet prescribed standards of service. The aggregate of these guaranteed standards payments is uncapped, but may be excused in certain prescribed circumstances that are generally beyond the control of the DNOs.

A new price control can be implemented by GEMA without the consent of the DNOs, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's CMA, as can certain other parties. Any appeals must be notified within 20 working days of the license modification by GEMA. If the CMA determines that the appellant has relevant standing, then the statute requires that the CMA complete its process within six months, or in some exceptional circumstances seven months. The Northern Powergrid Distribution Companies appealed Ofgem's proposals for the resetting of the formula that commenced April 1, 2015, as did one other party, and the CMA subsequently revised GEMA's decision.

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

Under the Electric Utilities Act, ALP prepares and files applications with the AUC for approval of tariffs to be paid by the AESO for the use of its transmission facilities, and the terms and conditions governing the use of those facilities. The AUC reviews and approves such tariff applications based on a cost-of-service regulatory model under a forward test year basis. Under this model, the AUC provides ALP with a reasonable opportunity to (i) earn a fair return on equity; and (ii) recover its forecast costs, including operating expenses, depreciation, borrowing costs and taxes associated with its regulated transmission business. The AUC must approve tariffs that are just, reasonable and not unduly preferential, arbitrary or unjustly discriminatory. ALP's transmission tariffs are not dependent on the price or volume of electricity transported through its transmission system.

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

The AESO determines the need and plans for the expansion and enhancement of a congestion free transmission system in Alberta in accordance with applicable law and reliability standards. The AESO's responsibilities include long-term transmission planning and management, including assessing and planning for the current and future transmission system capacity needs of the AESO market participants. When the AESO determines an expansion or enhancement of the transmission system is needed, with limited exceptions, it submits an application to the AUC for approval of the proposed expansion or enhancement. The AESO then determines which transmission provider should submit an application to the AUC for a permit and license to construct and operate the designated transmission facilities. Generally the transmission provider operating in the geographic area where the transmission facilities expansion or enhancement is to be located is selected by the AESO to build, own and operate the transmission facilities. In addition, Alberta law provides that certain transmission projects may be subject to a competitive process open to qualified bidders.

Independent Power Projects

The Yuma, Cordova, Saranac, Power Resources, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Jumbo Road, Marshall, Grande Prairie, Pinyon Pines, Alamo 6 and Pearl independent power projects are Exempt Wholesale Generators ("EWG") under the Energy Policy Act, while the Imperial Valley and Wailuku independent power projects are currently certified as Qualifying Facilities ("QF") under the Public Utility Regulatory Policies Act of 1978. Both EWGs and QFs are generally exempt from compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms at which electricity may be sold by the facilities.

The Yuma, Cordova, Saranac, Imperial Valley, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Marshall, Grande Prairie and Pinyon Pines independent power projects have obtained authority from the FERC to sell their power using market-based rates. This authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the respective independent power projects are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. The Pinyon Pines, Solar Star, Topaz and Yuma independent power projects and power marketer CalEnergy, LLC file together for market power study purposes of the FERC-defined Southwest Region. The most recent triennial filing for the Southwest Region was made in June 2016 and an order accepting it was issued December 2016. The Cordova and Saranac independent power projects and power marketer CalEnergy, LLC file together with MidAmerican Energy and certain affiliates for market power study purposes of the FERC-defined Northeast Region. The most recent triennial filing for the Northeast Region was made in June 2017 and an order accepting it was issued in January 2018. The Bishop Hill II independent power project and power marketer CalEnergy, LLC file together with MidAmerican Energy and certain affiliates for market power study purposes of the FERC-defined Central Region. The most recent triennial filing for the Central Region was made in December 2017 and is currently pending with the FERC.

The entire output of Jumbo Road, Alamo 6, Pearl and Power Resources is within the Electric Reliability Council of Texas ("ERCOT") and market-based authority is not required for such sales solely within ERCOT as the ERCOT market is not a FERC-jurisdictional market. Similarly, Wailuku sells its output solely to the Hawaii Electric Company within the Hawaii electric grid which is not a FERC-jurisdictional market and Wailuku therefore does not require market-based rate authority.

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

Residential Real Estate Brokerage Company

HomeServices is regulated by the United States Bureau of Consumer Financial Protection under the Truth In Lending Act ("TILA") and the Real Estate Settlement Procedures Act ("RESPA"); the United States Federal Trade Commission with respect to certain franchising activities; and by state agencies where it operates. TILA primarily governs the real estate lending process by mandating lenders to fully inform borrowers about loan costs. RESPA primarily governs the real estate settlement process by mandating all parties fully inform borrowers about all closing costs, lender servicing and escrow account practices and business relationships between closing service providers and other parties to the transaction.

REGULATORY MATTERS

In addition to the discussion contained herein regarding regulatory matters, refer to "General Regulation" in Item 1 of this Form 10-K for further discussion regarding the general regulatory framework.

PacifiCorp

In June 2017, PacifiCorp filed two applications each with the UPSC, IPUC and the WPSC for the Energy Vision 2020 project. The first application sought approvals to construct or procure four new Wyoming wind resources with a total capacity of 860 MWs identified as benchmark resources and certain transmission facilities. A request for proposals was issued in September 2017 seeking up to 1,270 MWs to compete against PacifiCorp's benchmark resources in the final resource selection process for the project. PacifiCorp has identified four winning wind resource bids from this solicitation totaling 1,311 MWs, consisting of 1,111 MWs owned and 200 MW as a power-purchase agreement. The combined new wind and transmission projects will cost approximately $2 billion. Hearings are expected to be set by the WPSC, UPSC, and IPUC to occur in the second quarter of 2018. The second application sought approval of PacifiCorp's resource decision to upgrade or "repower" existing wind resources, as prudent and in the public interest. PacifiCorp estimates the wind repowering project will cost approximately $1 billion. Applications filed in Utah, Idaho, and Wyoming seek approval for the proposed rate-making treatment associated with the projects. The hearings on repowering in Utah and Wyoming have been extended to provide time for supplemental analyses for updated costs and the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") and are scheduled to occur in April and May 2018. On December 28, 2017, the IPUC approved an all-party stipulation for approval of the application to repower existing wind facilities and allow recovery of costs in rates through an adjustment to the annual ECAM filing.

The 2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to defer the impact of the tax law change with each of its state rate regulatory bodies. PacifiCorp will be proposing to reduce customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates, and deferring the remainder to offset other costs as approved by the regulatory bodies. PacifiCorp cannot predict the timing or ultimate outcome of regulatory actions on its proposals.

Utah Mine Disposition

In December 2014, PacifiCorp filed an advice letter with the CPUC to request approval to sell certain Utah mining assets and to establish memorandum accounts to track the costs associated with the Utah Mine Disposition for future recovery. In July 2015, the CPUC Energy Division issued a letter requiring PacifiCorp to file a formal application for approval of the sale of certain Utah mining assets. Accordingly, in September 2015, PacifiCorp filed an application with the CPUC. On February 6, 2017, a joint motion was filed with the CPUC seeking approval of a settlement agreement reached by PacifiCorp and all other parties. The agreement states, among other things, that the decision to sell certain Utah mining assets is in the public interest. Parties also reserve their rights to additional testimony, briefs and hearings to the extent the CPUC determines that additional California Environmental Quality Act proceedings are necessary. A CPUC decision on the joint motion and settlement agreement is expected in 2018.

For additional information related to the accounting impacts associated with the Utah Mine Disposition, refer to Notes 5 and 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

Utah

In March 2017, PacifiCorp filed its annual EBA with the UPSC seeking approval to refund to customers $7 million in deferred net power costs for the period January 1, 2016 through December 31, 2016, reflecting the difference between base and actual net power costs in the 2016 deferral period. In April 2017, PacifiCorp revised its recommendation and requested approval to refund an additional $7 million to customers resulting in an interim rate reduction of $14 million. The rate change became effective on an interim basis May 1, 2017. In January 2018, the UPSC approved a stipulation that provides an additional $3 million reduction, which will be incorporated into the 2018 EBA filing to be made in March 2018.

In March 2017, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to refund to customers $1 million for the period January 1, 2016 through December 31, 2016 for the difference in base and actual RECs. The rate change became effective on an interim basis June 1, 2017.

As a result of the Utah Sustainable Transportation and Energy Plan legislation that was signed into law in March 2016, PacifiCorp filed an application in September 2016 seeking approval of a proposed five-year pilot program with an annual budget of $10 million authorized under the legislation to address clean-coal technology programs, commercial line extension programs, an electric vehicle incentive program and associated residential time of use rate pilot and other programs authorized in legislation. The UPSC issued orders approving PacifiCorp's application in phases in December 2016, May 2017, June 2017 and October 2017.

In November 2016, PacifiCorp filed cost of service analyses, as ordered by the UPSC, to quantify the cost shifting due to net metering. The UPSC ordered the analyses to comply with a 2014 law requiring the examination of whether the costs of net metering exceed the benefits to PacifiCorp and other customers. The filing includes a proposal for a new rate schedule for residential customer generators with a three-part rate based on the cost of serving this class of customer, which will mitigate future cost shifting. PacifiCorp proposed that the new rate schedule only apply to new net metering customers that submit applications after December 9, 2016. On December 9, 2016, PacifiCorp requested that the effective date for the start of a transitional tariff be suspended while it works with stakeholders on a collaborative process to resolve net metering rate design issues. The filing also requests an increase in the application fees for net metering. In February 2017, the UPSC ruled on motions to dismiss and requests for a show cause order for a regulatory rate review filed by various parties to the docket and denied the motions. On August 28, 2017, PacifiCorp filed a settlement stipulation in the net metering proceeding. The stipulation provides for the closure of the net metering program to new entrants on November 15, 2017, with a transition to a new program that provides a separate compensation rate for exported power. All net metering customers, including those with a submitted application, as of November 15, 2017, will be grandfathered into the current program until January 1, 2036. A new proceeding will be initiated to establish a methodology for the determination of the export credit for new customers. During this period, a transition program for new customers will commence November 15, 2017, for a limited number of customers. Beginning December 1, 2017, PacifiCorp began accepting applications for the new transition program for private generation customers. Residential and non-residential private generation customers in the transition program will be compensated for exported energy at 90% and 92.5% of the current average energy rates, respectively. The rates for the exported energy will be fixed through January 1, 2033 for these transition program customers. The new residential and non-residential transition program customers' compensation will be only available for the first 170 MW and 70 MW, respectively. The stipulation also includes an agreement to support a two-year extension on the state tax credit for residential solar installations. A hearing on the stipulation was held on September 18, 2017, and an order approving it was issued September 29, 2017.

Oregon

In March 2017, PacifiCorp submitted its filing for the annual TAM filing in Oregon requesting an annual increase of $18 million, or an average price increase of 1.5%, based on forecasted net power costs and loads for calendar year 2018. Consistent with Oregon Senate Bill 1547, the filing includes an update of the impact of expiring production tax credits, which accounts for $6 million of the total rate adjustment. In October 2017, the OPUC issued an order approving PacifiCorp's request with some minor adjustments to the NPC modeling. PacifiCorp submitted the final update in November 2017 which reflected a rate increase of $2 million, or an average price increase of 0.2%, effective January 2018.

Wyoming

In April 2017, PacifiCorp filed its annual ECAM, REC and RRA applications with the WPSC. The ECAM filing requests approval to refund to customers $5 million in deferred net power costs for the period January 1, 2016 through December 31, 2016, and the RRA application requests approval to refund to customers $1 million. In June 2017, the WPSC approved the ECAM, REC and RRA rates on an interim basis. In November 2017, a stipulation was filed resolving all issues in the proceeding. The stipulation results in an additional refund to customers of $1 million in 2017. The WPSC approved the stipulation at the hearing on November 28, 2017.

Washington

In August 2017, PacifiCorp submitted a compliance filing to implement the second-year rate increase approved as part of the two-year rate plan in the 2015 regulatory rate review. The compliance filing included rates based on the $8 million, or 2.3%, increase ordered by the WUTC in September 2016. The compliance filing was approved by the WUTC on September 14, 2017, with rates effective September 15, 2017. On December 1, 2017, PacifiCorp submitted a tariff filing to implement the first price change for the decoupling mechanism approved in PacifiCorp's 2015 regulatory rate review. WUTC staff disputed PacifiCorp's interpretation of the WUTC's order for the decoupling mechanism and PacifiCorp's subsequent calculations requesting additional funds be booked for return to customers. In February 2018, the WUTC granted the staff's motions and rejected PacifiCorp's tariff revision and required that PacifiCorp re-file price changes for its decoupling mechanism.

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

California

In April 2017, PacifiCorp filed an application with the CPUC for an overall rate increase of 1.3% to recover $3 million of costs recorded in the catastrophic events memorandum account over a two-year period effective April 1, 2018. The catastrophic events memorandum account includes costs for implementing drought-related fire hazard mitigation measures and storm damage and recovery efforts associated with the December 2016 and January 2017 winter storms. The CPUC issued an order in February 2018 approving this request.

In August 2017, PacifiCorp filed for a rate decrease of $1 million, or 1.1%, through its annual ECAC. The CPUC issued an order approving PacifiCorp's request in December 2017, the rate decrease was effective January 2018.

MidAmerican Energy

In July 2014, the IUB issued an order approving increases in MidAmerican Energy's Iowa retail electric base rates over approximately three years with equal annualized increases in revenues of $45 million, effective August 2013 and again on January 1, 2015 and 2016, for a total annualized increase of $135 million when fully implemented. In addition to an increase in base rates, the order approved, among other items, a revenue sharing mechanism that shares with MidAmerican Energy's customers 80% of revenues related to equity returns above 11% and 100% of revenues related to equity returns above 14%, with the customer portion of any sharing reducing rate base. MidAmerican Energy recorded a regulatory liability for revenue sharing totaling $26 million in 2017 and $30 million in 2016, which reduced rate base in the respective following January. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities. The ratemaking principles modified the revenue sharing mechanism, effective in 2018, such that sharing will be triggered each year by MidAmerican Energy's actual equity returns above a threshold calculated annually in accordance with the order. The threshold is the weighted average of equity returns for rate base as authorized via ratemaking principles proceedings and for remaining rate base, interest rates on 30-year single A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%. Pursuant to the change in revenue sharing, MidAmerican Energy will share with customers 100% of the revenue in excess of this trigger. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases.

The 2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. MidAmerican Energy has made filings or has been in discussions with each of its state rate regulatory bodies proposing either a reduction in retail rates or rate base for all or a portion of the net benefits of the 2017 Tax Reform for 2018 and beyond. MidAmerican Energy has proposed in Iowa, its largest jurisdiction, to reduce customer revenue via a rider mechanism for 50% of the lower annual income tax expense resulting from the decrease in federal tax rates, updated annually. Results for the Iowa electric jurisdiction will be subject to Iowa revenue sharing provisions. If MidAmerican Energy's filings in each of its rate jurisdictions are approved as proposed, it is estimated that 2018 revenue will be reduced by approximately $72 million, subject to change depending upon actual results of operations. MidAmerican Energy cannot predict the timing or ultimate outcome of regulatory actions on its proposals.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of revenues related to equity returns above 9.7%. As a result of the order, Nevada Power recorded expense of $28 million primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order. The new rates were effective in February 2018.

The 2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filings support an annual rate reduction of $59 million and $25 million for Nevada Power and Sierra Pacific, respectively. The Nevada Utilities cannot predict the timing or ultimate outcome of regulatory actions on its proposals.

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MW of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision results in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes. In June 2017, the PUCN denied the petition for reconsideration.

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

EEPR and EEIR

EEPR was established to allow the Nevada Utilities to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by the Nevada Utilities and approved by the PUCN in integrated resource plan proceedings. To the extent the Nevada Utilities' earned rate of return exceeds the rate of return used to set base general rates, the Nevada Utilities' are required to refund to customers EEIR revenue previously collected for that year. In March 2017, the Nevada Utilities each filed an application to reset the EEIR and EEPR and refund the EEIR revenue received in 2016, including carrying charges. In September 2017, the PUCN issued an order accepting a stipulation requiring Nevada Power to refund the 2016 revenue and reset the rates as filed effective October 1, 2017. The current EEIR liability for Nevada Power and Sierra Pacific is $10 million and $1 million, respectively, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2017.

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

In May 2015, MGM Resorts International ("MGM") and Wynn Las Vegas, LLC ("Wynn"), filed applications with the PUCN to purchase energy from alternative providers of a new electric resource and become distribution only service customers of Nevada
Power. In December 2015, the PUCN granted the applications subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. In December 2015, the applicants filed petitions for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In September 2016, MGM and Wynn paid impact fees of $82 million and $15 million, respectively. In October 2016, MGM and Wynn became distribution only service customers and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. This request is still pending. In May 2017, a stipulation reached between MGM, Regulatory Operations Staff and the Bureau of Consumer Protection was filed requiring Nevada Power to reduce the original $82 million impact fee by $16 million and apply the credit against MGM's remaining on-going charge obligation. In June 2017, the PUCN approved the stipulation as filed.

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

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for three and six years at Sierra Pacific and Nevada Power, respectively, and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of the Nevada Utilities. In December 2017, Caesars provided notice that it intends to transition eligible meters in the Nevada Power service territory to unbundled electric service in February 2018 at the earliest. In January 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory.

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

Net Metering

Nevada enacted Senate Bill 374 ("SB 374") on June 5, 2015. The legislation required the Nevada Utilities to prepare cost-of-service studies and propose new rules and rates for customers who install private, renewable generating resources. In July 2015, the Nevada Utilities made filings in compliance with SB 374 and the PUCN issued final orders December 23, 2015.

The final orders issued by the PUCN established separate rate classes for customers who install private, renewable generating facilities. The establishment of separate rate classes recognizes the unique characteristics, costs and services received by these partial requirements customers. The PUCN also established new, cost-based rates or prices for these new customer classes, including increases in the basic service charge and related reductions in energy charges. Additionally, the PUCN established a separate value for compensating customers who produce and deliver excess energy to the Nevada Utilities. The valuation considered eleven factors, including alternatives available to the Nevada Utilities. The PUCN established a gradual, five-step process for transition over four years to the new, cost-based rates.

In January 2016, the PUCN denied requests to stay the order issued December 23, 2015. The PUCN also voted to reopen the evidentiary proceeding to address the application of new net metering rules for customers who applied for net metering service before the issuance of the final order. In February 2016, the PUCN affirmed most of the provisions of the December 23, 2015 order and adopted a twelve-year transition plan for changing rates for net metering customers to cost-based rates for utility services and value-based pricing for excess energy. Subsequently, two solar industry interest groups filed petitions for judicial review of the PUCN order issued in February 2016. The petitions request that the court either modify the PUCN order or direct the PUCN to modify its decision in a manner that would maintain rates and rules of service applicable to net metering as existed prior to the December 23, 2015 order of the PUCN. Two of the three petitions filed by the solar industry interest groups have been dismissed. In September 2016, the state district court issued an order in the third petition. The court concluded that the PUCN failed to provide existing net metering customers adequate legal notice of the proceeding. The court affirmed the PUCN's decision to establish new net energy metering rates and apply those to new net metering customers. The Nevada state district court decision was appealed to the Nevada Supreme Court, which was settled and dismissed in August 2017.

In July 2016, the Nevada Utilities filed applications with the PUCN to revert back to the original net metering rates for a period of twenty years for customers who installed or had an active application for private, renewable generating facilities as of December 31, 2015. In September 2016, the PUCN issued an order accepting the stipulation and approved the applications as modified by the stipulation. In December 2016, as a part of Sierra Pacific's regulatory rate review, the PUCN issued an order establishing an additional six MWs of net metering under the grandfathered rates in the Sierra Pacific service territory. As mentioned above, Sierra Pacific filed a petition for reconsideration relating to the additional six MWs of net metering, which was denied in June 2017.

Nevada enacted Assembly Bill 405 ("AB 405") on June 15, 2017. The legislation, among other things, established net metering crediting rates for private generation customers with installed net metering systems less than 25 kilowatts. Under AB 405, private generation customers will be compensated at 95% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the first 80 MWs of cumulative installed capacity of all net metering systems in Nevada, 88% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada, 81% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada and 75% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for any additional private generation capacity. In July 2017, the Nevada Utilities filed with the PUCN proposed amendments to their tariffs necessary to comply with the provisions of AB 405. The filing in July 2017 also included a proposed optional time of use rate tariff for both Nevada Power and Sierra Pacific, which has not yet been set for procedural review. In September 2017, the PUCN issued an order directing the Nevada Utilities to place all new private generation customers who have submitted applications after June 15, 2017 into a new rate class with rates equal to the rate class they would be in if they were not private generation customers. Private generation customers with installed net metering systems less than 25-kilowatts prior to June 15, 2017 may elect to migrate to the new rate class created under AB 405 or stay in their otherwise-applicable rate class. The new AB 405 rates became effective December 1, 2017.

Emissions Reduction and Capacity Replacement Plan

Consistent with the Emissions Reduction and Capacity Replacement Plan ("ERCR Plan"), Nevada Power acquired a 272-MW natural gas co-generating facility in 2014, acquired a 210-MW natural gas peaking facility in 2014, constructed a 15-MW solar photovoltaic facility in 2015 and contracted two renewable power purchase agreements with 100-MW solar photovoltaic generating facilities in 2015. In February 2016, Nevada Power solicited proposals to acquire 35 MW of nameplate renewable energy capacity to be owned by Nevada Power. Nevada Power did not enter into any agreements to acquire the 35 MW of nameplate renewable energy capacity; however, it has the option to acquire the 35 MW in the future under the ERCR Plan, subject to PUCN approval. In addition, Nevada Power was granted approval to purchase the remaining 130 MW of the Silverhawk natural gas-fueled combined cycle generating facility. In June 2016, Nevada Power executed a long-term power purchase agreement for 100 MW of nameplate renewable energy capacity in Nevada. In December 2016, the order was approved. In addition, the order approved the early retirement of Reid Gardner Unit 4 in the first quarter of 2017. These transactions are related to Nevada Power's compliance with Senate Bill No. 123, resulting in the retirement of 812 MW of coal-fueled generation by 2019.

IRP

In July 2016, Sierra Pacific filed its statutorily required IRP. In August 2016, Nevada Power filed an amendment to its related IRP. As a part of the filings, the Nevada Utilities sought PUCN authorization to acquire the South Point Energy Center, a 504-MW combined-cycle generating facility located in Arizona. In December 2016, the PUCN denied the acquisition of this facility. In January 2017, Nevada Power filed a petition for reconsideration relating to the acquisition of South Point Energy Center. In February 2017, the PUCN affirmed the denial of the acquisition of South Point Energy Center. The Nevada Utilities amended their respective IRPs in November 2017, requesting approval of three long-term renewable purchase power contracts. Nevada law was modified in 2017 under Senate Bill 146 and for future filings requires Nevada Power and Sierra Pacific to file jointly.

Kern River

In December 2016, Kern River filed a Stipulation and Agreement of Settlement with the FERC to establish an alternative set of rates for customers that extend service contracts associated with Kern River's original system and 2002 expansion, 2003 expansion and 2010 expansion projects. The stipulation provided a lower rate option to customers, improved the likelihood of re-contracting expiring capacity and extended recovery of Kern River's rate base. Under the stipulation, customers have the option to stay with previously established rates or choose the alternative lower rates. The reduction in rates was accomplished by extending the rate term to 25 years instead of the current term of 10 or 15 years, resulting in rates that are 9% to 26% lower than the previously established rates. Kern River received FERC approval of the stipulation in January 2017. The stipulation allowed regulatory depreciation on plant allocated to volumes of shippers that elected extended Period Two rates and plant allocated to capacity that has been turned back to be adjusted to 25 years, retroactive to the start of each Period Two term.

ALP

General Tariff Applications

In November 2014, ALP filed a general tariff application ("GTA") requesting the AUC to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the AESO. ALP amended the GTA in June 2015 and October 2015. In May 2016, the AUC issued its decision pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 to comply with the AUC's decision and to provide customers with approximately C$415 million tariff relief in 2015 and 2016 through: (i) the discontinuance of construction work-in-progress ("CWIP") in rate base and the return to AFUDC accounting effective January 1, 2015, and (ii) the refund of previously collected CWIP in rate base as part of ALP's transmission tariffs during 2011-2014 less related returns. In October 2016, ALP amended its 2015-2016 GTA compliance filing made in July 2016 to reflect the impacts of the generic cost of capital decision issued in October 2016.

In December 2016, the AUC issued its decision with respect to ALP's 2015-2016 GTA compliance filing made in July 2016, as amended. The AUC found that ALP has either complied with or the AUC has otherwise relieved ALP from its compliance with all its directions in its decision except for Directive 47, which dealt with the determination of the refund for previously collected CWIP in rate base and all related amounts. In January 2017, ALP filed its second compliance filing as directed by the AUC and requested a technical conference to explain the technical aspects of the filing. In March 2017, the technical conference was held, and all key aspects of ALP's approach and methodologies used in its second compliance filing to comply with AUC directives were reviewed and discussed. In April 2017, ALP filed with the AUC an amendment to its second compliance filing.

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

In September 2017, ALP filed its third compliance filing with the AUC which proposed a one-time payment to the AESO of C$7 million to settle the 2015-2016 final transmission tariffs of C$485 million for 2016 and C$723 million for 2015. In December 2017, the AUC approved ALP's third compliance filing as filed.

ALP filed its 2017-2018 GTA in February 2016. The AUC held this application in abeyance pending the release of the 2015-2016 GTA Decision. ALP subsequently updated and refiled its 2017-2018 GTA in August 2016 to reflect the findings and conclusions of the AUC in its 2015-2016 GTA decision issued in May 2016. In October 2016, ALP amended its 2017-2018 GTA to reflect the impacts of the generic cost of capital decision issued in October 2016 and other updates and revisions. The amendment requests the AUC to approve ALP's revenue requirement of C$891 million for 2017 and C$919 million for 2018. The 2017-2018 GTA reflected an additional C$185 million of tariff relief related to items approved in the 2015-2016 GTA decision. In December 2016, the AUC approved ALP's request to enter into a negotiated settlement process.

In January 2017, ALP successfully reached a negotiated settlement with all parties regarding all aspects of ALP's 2017-2018 GTA and in February 2017, ALP filed with the AUC the 2017-2018 negotiated settlement application for approval. The application consists of negotiated reductions of C$16 million of operating expenses and C$40 million of transmission maintenance and information technology capital expenditures over the two years, as well as an increase to miscellaneous revenue of C$3 million. These reductions resulted in a C$24 million, or 1.3%, net decrease to the two-year total revenue requirement applied for in ALP's 2017-2018 GTA amendment filed in October 2016. In addition, ALP proposed to provide significant tariff relief through the refund of previously collected accumulated depreciation surplus of C$130 million (C$125 million net of other related impacts). The negotiated settlement agreement also provides for additional potential reductions over the two years through a 50/50 cost savings sharing mechanism.

During the second quarter 2017, ALP responded to information requests from the AUC with respect to its 2017-2018 negotiated settlement agreement application filed in February 2017. In August 2017, the AUC issued a decision approving ALP's negotiated settlement agreement for the 2017-2018 GTA, as filed. Also, the AUC approved a C$31 million refund of accumulated depreciation surplus as opposed to the C$130 million refund proposed by ALP and three customer groups.

In November 2017, ALP filed and received AUC approval regarding its compliance filing, which includes revenue requirements of C$864 million and C$888 million for 2017 and 2018, respectively.

2018 Generic Cost of Capital Proceeding

In July 2017, the AUC denied the utilities' request that the interim determinations of 8.5% return on equity and deemed capital structures for 2018 be made final, by stating that it is not prepared to finalize 2018 values in the absence of an evidentiary process and its intention to issue the generic cost of capital decision for 2018, 2019 and 2020 by the end of 2018 to reduce regulatory lag. The AUC also confirmed the process timelines with an oral hearing scheduled for March 2018.

In October 2017, ALP's evidence was submitted recommending a range of 9% to 10.75% return on equity, on a recommended equity ratio of 40%. ALP also filed evidence outlining increased uncertainties in the Alberta utility regulatory environment. In January 2018, the Consumers' Coalition of Alberta, the Utilities Consumer Advocate and the City of Calgary filed intervenor evidence. The return on equity recommended by the intervenors ranges from 6.3% to 7.75%. The equity ratio recommended by the intervenors for ALP ranges from 35% to 37%.

Deferral Account Reconciliation Application

In April 2017, ALP filed its application with the AUC with respect to ALP's 2014 projects and deferral accounts and specific 2015 projects. The application includes approximately C$2.0 billion in net capital additions. In June 2017, the AUC ruled that the scope of the deferral account proceeding would not be extended to consider the utilization of assets for which final cost approval is sought. However, the AUC will initiate a separate proceeding to address the issue of transmission asset utilization and how the corporate and property law principles applied in the Utility Asset Disposition decision may relate.

In December 2017, ALP amended its application to include the remaining capital projects completed in 2015. The amended 2014 and 2015 deferral account reconciliation application includes 110 completed projects with total gross capital additions, excluding AFUDC, of C$3.8 billion.

BHE U.S. Transmission

A significant portion of ETT's revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base regulatory rate review. In December 2017, the most recent interim rate change filing was approved which set total annual revenue requirements at $332 million and a rate base of $2.5 billion. In January 2017, the PUCT approved ETT's request to suspend the base regulatory rate review filing scheduled for February 2017 and set ETT's annual revenue requirement to $327 million, effective March 2017. Results of a base regulatory rate review would be prospective except for any deemed disallowance by the PUCT of the transmission investment since the initial base regulatory rate review in 2007.

ENVIRONMENTAL LAWS AND REGULATIONS

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" of each respective Registrant in Item 7 of this Form 10-K for discussion of each Registrant's forecast environmental-related capital expenditures.

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

In October 2015, the EPA revised the national ambient air quality standard for ground level ozone, strengthening the standard from 75 parts per billion to 70 parts per billion. It is anticipated that the EPA will make attainment/nonattainment designations for the revised standards by late 2017. Nonattainment areas will have until 2020 to late 2037 to meet the standard. Given the level at which the standard was set in conjunction with retirements and the installation of controls, the new standard is not expected to have a significant impact on the relevant Registrant. The EPA designated the entire state of Iowa as attainment/unclassifiable on November 16, 2017.

Until the 2015 standard is fully implemented, the EPA continues to implement the 2008 ozone standards. The Upper Green River Basin Area in Wyoming, including all of Sublette and portions of Lincoln and Sweetwater Counties, were proposed to be designated as nonattainment for the 2008 ozone standard. When the final designations were released in April 2012, portions of Lincoln and Sweetwater Counties and Sublette County were determined to be in marginal nonattainment. While PacifiCorp's Jim Bridger plant is located in Sweetwater County, it is not in the portion of the designated nonattainment area and has not been impacted by the 2012 designation. In December 2017, EPA Region 9 notified Nevada of its intent to designate a portion of Clark County as nonattainment under the 2015 standard and will modify the state's recommendation for this area. The EPA also intends to designate all other areas in the state not previously designated as attainment/unclassifiable. This redesignation to nonattainment could potentially impact Nevada Power's Clark, Sun Peak, Las Vegas, Lenzie, Silverhawk, Harry Allen, Higgins, and Goodsprings generating facilities. However, until such time as the 2015 standard is implemented for Clark County in a final action, any potential impacts cannot be determined. In order for the EPA to consider more current air quality data in the final designation, Nevada must submit certified quality-assured air quality monitoring data for the time period 2015-2017 to the EPA by February 28, 2018. After considering any additional information received, the EPA plans to promulgate final ozone designations in spring of 2018.

On December 20, 2017, the EPA responded to the state of Arizona's recommendation that a section of Yuma County, in which the Yuma independent power project is located, be designated as nonattainment with respect to the 2015 National Ambient Air Quality Standards for ozone, indicating its acceptance of the state's designations for areas in attainment, and requesting additional data to finalize designations of nonattainment areas by February 28, 2018. The Yuma independent power project could be impacted by the requirements of the final rule. Until such time as the designations are final, any potential impacts cannot be determined.

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

On January 9, 2018, the EPA published the results for the Air Quality Designations for the 2010 Sulfur Dioxide Primary National Ambient Air Quality Standard-Round 3 in the Federal Register. The Utah county of Emery, where PacifiCorp's Hunter and Huntington generation stations are located, was classified as attainment/unclassifiable. The Wyoming counties of Campbell and Lincoln, where PacifiCorp's Wyodak and Naughton generation stations are located, were classified as attainment/unclassifiable. The eastern portion of Sweetwater County, where PacifiCorp's Jim Bridger generation station is located, was classified as attainment/unclassifiable. Converse County, where PacifiCorp's Dave Johnston generation station is located, will not be designated until December 31, 2020.

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

The first phase of the rule was implemented January 1, 2015. In November 2015, the EPA released a proposed rule that would further reduce nitrogen oxides emissions in 2017. The final rule was published in the Federal Register in October 2016. The rule requires additional reductions in nitrogen oxides emissions beginning in May 2017. On December 23, 2016, a lawsuit was filed against the EPA in the D.C. Circuit over the final CSAPR "update" rule, which is still pending.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Certain groups appealed the EPA's approval of the sulfur dioxide portion and oral argument was heard before the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") in March 2014. In October 2014, the Tenth Circuit upheld the EPA's approval of the sulfur dioxide portion of the SIP. The state of Utah and PacifiCorp filed petitions for administrative and judicial review of the EPA's final rule on the BART determinations for the nitrogen oxides and particulate matter portions of Utah's regional haze SIP in March 2013. In May 2014, the Tenth Circuit dismissed the petition on jurisdictional grounds. In addition, and separate from the EPA's approval process and related litigation, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. The alternative BART analysis and revised regional haze SIP were submitted in June 2015 to the EPA for review and proposed action after a public comment period. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its decision issuing the FIP. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-nitrogen oxides burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak Facility in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for the Wyodak Facility, pending further action by the Tenth Circuit in the appeal. A stay remains in place and the case has not yet been set for oral argument. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit allowing Naughton Unit 3 to operate on coal through 2017 and providing for natural gas conversion of the unit in 2018; in October 2016, an application was filed with the Wyoming Department of Environmental Quality requesting a revision of the dates for the end of coal firing and the start of gas firing for Naughton Unit 3 to align with the requirements of the Wyoming SIP. The Wyoming Department of Environmental Quality approved a change to the requirements for Naughton Unit 3, extending the requirement to cease coal firing to no later than January 30, 2019, and complete the gas conversion by June 30, 2019. On March 17, 2017, Wyoming Department of Environmental Quality issued an extension to operate the unit as a coal-fueled unit through January 30, 2019. The Wyoming Department of Environmental Quality submitted a proposed revision to the Wyoming SIP, including a change to the Naughton Unit 3 compliance date, to the EPA for approval November 28, 2017.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions requiring SCR controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance while the parties pursued an alternate compliance approach for Cholla Unit 4. The Arizona Department of Environmental Quality's revision of the draft permit and revision to the Arizona regional haze SIP were approved by the EPA through final action published in the Federal Register on March 27, 2017, with an effective date of April 26, 2017. The final action allows Cholla Unit 4 to utilize coal until April 30, 2025 and convert to gas or otherwise cease burning coal by June 30, 2025.

The state of Colorado regional haze SIP requires SCR controls at Craig Unit 2 and Hayden Units 1 and 2, in which PacifiCorp has ownership interests. Each of those regional haze compliance projects are either already in service or currently being constructed. In addition, in February 2015, the state of Colorado finalized an amendment to its regional haze SIP relating to Craig Unit 1, in which PacifiCorp has an ownership interest, to require the installation of SCR controls by 2021. In September 2016, the owners of Craig Units 1 and 2 reached an agreement with state and federal agencies and certain environmental groups that were parties to the previous settlement requiring SCR to retire Unit 1 by December 31, 2025, in lieu of SCR installation, or alternatively to remove the unit from coal-fueled service by August 31, 2021 with an option to convert the unit to natural gas by August 31, 2023, in lieu of SCR installation. The terms of the agreement were approved by the Colorado Air Quality Board in December 2016. The terms of the agreement were incorporated into an amended Colorado regional haze SIP in 2017 and were submitted to the EPA for its review and approval.

Until the EPA takes final action in each state and decisions have been made in the pending appeals, PacifiCorp, cannot fully determine the impacts of the Regional Haze Rule on its respective generating facilities.

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. The EPA issued a final FIP on August 8, 2014 adopting, with limited changes, the Navajo Generating Station proposal as a "better than BART" determination. Nevada Power filed the ERCR Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019, which was approved by the PUCN. In February 2017, the non-federal owners of the Navajo Generating Station announced the facility will shut down on or before December 23, 2019, unless new owners can be found. All current owners have since approved a lease extension with the Navajo Nation to allow operations to continue through 2019. As of the end of 2017, no viable offers for a new ownership structure were presented. In the event that a new owner is identified, compliance with the FIP, imposing a long-term facility-wide cap on total emissions of nitrogen oxides and alternative operating scenarios such as curtailment or other emission reductions equivalent to installation of selective catalytic reduction on two units in 2030, would be required.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce greenhouse gas emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global greenhouse gas emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. Under the terms of the Paris Agreement, ratifying countries are bound for a three-year period and must provide one-year's notice of their intent to withdraw. On June 1, 2017, President Trump announced the United States would withdraw from the Paris Agreement. Under the terms of the agreement, the withdrawal would be effective in November 2020. The cornerstone of the United States' commitment was the Clean Power Plan which was finalized by the EPA in 2015 but has since been proposed for repeal by the EPA.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards were appealed to the D.C. Circuit and oral argument was scheduled for April 17, 2017. However, oral argument was deferred and the court held the case in abeyance for an indefinite period of time. Until such time as the EPA undertakes further action to reconsider the new source performance standards or the court takes action, any new fossil-fueled generating facilities constructed by the relevant Registrants will be required to meet the GHG new source performance standards.

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The compliance period would have begun in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030 and was expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. On February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the D.C. Circuit on September 27, 2016. The court has not yet issued its decision. On October 10, 2017, the EPA issued a proposal to repeal the Clean Power Plan and the EPA will take comments on the proposed repeal until April 26, 2018. In addition, the EPA published in the Federal Register an Advance Notice of Proposed Rulemaking on December 28, 2017, seeking public input on, without committing to, a potential replacement rule. The public comment period for the Advance Notice of Proposed Rulemaking is currently scheduled to conclude February 26, 2018. The full impacts of the EPA's recent efforts to repeal the Clean Power Plan are not expected to have a material impact on the Registrants. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

Notwithstanding the absence of comprehensive climate legislation or regulation, the Registrants have continued to invest in lower- and non-carbon generating resources and to operate in an environmentally responsible manner. In July 2015, BHE signed the American Business Act on Climate pledge, in which BHE pledged to build on the Company's combined investment of more than $15 billion in renewable energy generation under construction and in operation through 2014 by investing up to an additional $15 billion. Components of BHE's pledge, which continue to be implemented, include:

•
Pursue the construction of an additional 552 MW of new wind-powered generation in Iowa, increasing MidAmerican Energy's generating portfolio to more than 4,000 MW of wind, which was equivalent to an estimated 51 percent of its Iowa customers' annual retail usage in 2017. MidAmerican Energy surpassed its Climate Pledge commitments in 2016 and 2017 and is currently continuing with the construction of an additional 2,000 MW of wind-powered generation in Iowa, of which 334 MW was placed in-service in 2017. The 2,000-MW wind project is expected to be fully complete in late 2019, and by year-end 2020, MidAmerican Energy's annual renewable energy generation is expected to reach a level that is equivalent to more than 90% of its Iowa customers' annual retail usage. MidAmerican Energy owns the largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities.

•
Retire more than 75 percent of the Nevada Utilities' coal-fueled generating capacity in Nevada by 2019. In accordance with the ERCR plan filed in May 2014, Nevada Power retired Reid Gardner Units Nos. 1-3 in December 2014 and Reid Gardner Unit No. 4 in March 2017, which represented 300 MW and 257 MW, respectively, of coal-fueled generating capacity in Nevada. Additionally, as part of the ERCR plan filed in May 2014 and approved by the PUCN, Nevada Power anticipates eliminating its ownership participation in the Navajo Generating Station in 2019.

•
Add more than 1,000 MW of incremental solar and wind capacity through long-term power purchase agreements to PacifiCorp's owned 1,030 MW of wind-powered generating capacity. PacifiCorp owns the second largest portfolio of wind-powered generating capacity in the United States among rate-regulated utilities. PacifiCorp's Climate Pledge commitments were met December 2016. As of December 31, 2017, PacifiCorp's non-carbon generating capacity, owned and contracted, totaled 4,573 MW, which is capable of generating energy equivalent to 24 percent of its retail sales in 2017. In 2017, PacifiCorp announced Energy Vision 2020, which will significantly expand the amount of wind power serving customers by 2020 through a $3 billion investment in repowering its existing wind fleet with larger blades and newer technology; adding at least 1,311 megawatts of new wind resources by the end of 2020; and building transmission in Wyoming to enable additional wind generation.

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

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact the relevant Registrant, and include:

•
In June 2013, Nevada SB 123 was signed into law. Among other things, SB 123 and regulations thereunder require Nevada Power to file with the PUCN an emission reduction and capacity replacement plan by May 1, 2014. In May 2014, Nevada Power filed its emissions reduction capacity replacement plan. The plan provided for the retirement or elimination of 300 MW of coal generating capacity by December 31, 2014, another 250 MW of coal generating capacity by December 31, 2017, and another 250 MW of coal generating capacity by December 31, 2019, along with replacement of such capacity with a mixture of constructed, acquired or contracted renewable and non-technology specific generating units. The plan also sets forth the expected timeline and costs associated with decommissioning coal-fired generating units that will be retired or eliminated pursuant to the plan. The PUCN has the authority to approve or modify the emission reduction and capacity replacement plan filed by Nevada Power. Given the PUCN may recommend and/or approve variations to Nevada Power's resource plans relative to requirements under SB 123, the specific impacts of SB 123 on Nevada Power cannot be determined.

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

•
In September 2016, the Washington State Department of Ecology issued a final rule regulating GHG emissions from sources in Washington. The rule regulates greenhouse gases including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride beginning in 2017 with three-year compliance periods thereafter (i.e., 2017-2019, 2020-2022, etc.). Under the rule, the Washington State Department of Ecology established GHG emissions reduction pathways for all covered entities. Covered entities may use emission reduction units, which may be traded with other covered entities, to meet their compliance requirements. PacifiCorp's resources that are covered under the rule include the Chehalis generating facility, which is a natural gas combined-cycle plant located in Washington state. PacifiCorp received its baseline emission order on December 17, 2017, which specified the emission reduction requirements for the Chehalis generating facility every three years beginning in 2017. The reduction requirements average 1.7% per year. However, the Washington State Department of Ecology suspended the compliance obligations of the Clean Air Rule after a Thurston County Superior Court judge ruled the state lacks authority to mandate reductions from indirect emitters. Pending further interpretation of the court’s decision by the Washington State Department of Ecology, entities subject to the rule are required to continue reporting emissions.

•
The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to reduce GHG emissions in ten Northeastern and Mid-Atlantic states, required, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018. In May 2011, New Jersey withdrew from participation in the Regional Greenhouse Gas Initiative. Following a program review in 2012, the nine Regional Greenhouse Gas Initiative states implemented a new 2014 cap which was approximately 45% lower than the 2012-2013 cap. The cap is reduced each year by 2.5% from 2015 to 2020. As called for in the 2012 program review, a program review was initiated for 2016 and continues through 2017 with the expectation that states will implement program changes in the fourth control period from 2018 to 2020. In December 2017, an updated model rule was released by the Regional Greenhouse Gas Initiative states which includes an additional 30% regional cap reduction between 2020 and 2030.

GHG Litigation

Each Registrant closely monitors ongoing environmental litigation applicable to its respective operations. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. In the U.S. Supreme Court's 2011 decision in the case of American Electric Power Co., Inc., et al. v. Connecticut et al., the court addressed the question of whether federal common law nuisance claims could be maintained against certain electric power companies' for their GHG emissions and require the setting of an emissions cap for the emitters. The court held that the Clean Air Act and the EPA actions it authorizes displace any federal common law right to seek abatement of carbon dioxide emissions from fossil-fuel-fired power plants. Recent efforts by the EPA to repeal the Clean Power Plan could increase the filing of common law nuisance lawsuits against emitters of GHG. Adverse rulings in GHG-related cases could result in increased or changed regulations and could increase costs for GHG emitters, including the Registrants' generating facilities.

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

The Oregon Renewable Energy Act ("OREA") provides a comprehensive renewable energy policy and RPS for Oregon. Subject to certain exemptions and cost limitations established in the law, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, and 20% in 2020 through 2024. In March 2016, Oregon Senate Bill No. 1547-B, the Clean Electricity and Coal Transition Plan, was signed into law. Senate Bill No. 1547-B requires that coal-fueled resources are eliminated from Oregon's allocation of electricity by January 1, 2030, and increases the current RPS target from 25% in 2025 to 50% by 2040. Senate Bill No. 1547-B also implements new REC banking provisions, as well as the following interim RPS targets: 27% in 2025 through 2029, 35% in 2030 through 2034, 45% in 2035 through 2039, and 50% by 2040 and subsequent years. As required by the OREA, the OPUC has approved an automatic adjustment clause to allow an electric utility, including PacifiCorp, to recover prudently incurred costs of its investments in renewable energy generating facilities and associated transmission costs.

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

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. After significant litigation, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The final rule was released in May 2014, and became effective in October 2014. Under the final rule, existing facilities that withdraw at least 25% of their water exclusively for cooling purposes and have a design intake flow of greater than two million gallons per day are required to reduce fish impingement (i.e., when fish and other aquatic organisms are trapped against screens when water is drawn into a facility's cooling system) by choosing one of seven options. Facilities that withdraw at least 125 million gallons of water per day from waters of the United States must also conduct studies to help their permitting authority determine what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms (i.e., when organisms are drawn into the facility). PacifiCorp and MidAmerican Energy are assessing the options for compliance at their generating facilities impacted by the final rule and will complete impingement and entrainment studies. PacifiCorp's Dave Johnston generating facility and all of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than 125 million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter and Huntington generating facilities currently utilize closed cycle cooling towers but are designed to withdraw more than two million gallons of water per day. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The costs of compliance with the cooling water intake structure rule cannot be fully determined until the prescribed studies are conducted and the respective state environmental agencies review the studies to determine whether additional mitigation technologies should be applied. In the event that PacifiCorp's or MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements. Nevada Power and Sierra Pacific do not utilize once-through cooling water intake or discharge structures at any of their generating facilities. All of the Nevada Power and Sierra Pacific generating stations are designed to have either minimal or zero discharge; therefore, they are not impacted by the §316(b) final rule.

In November 2015, the EPA published final effluent limitation guidelines and standards for the steam electric power generating sector which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residual leachate and non-chemical metal cleaning wastes. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions has changed the effluent discharged from coal- and natural gas-fueled generating facilities. Under the originally-promulgated guidelines, permitting authorities were required to include the new limits in each impacted facility's discharge permit upon renewal with the new limits to be met as soon as possible, beginning November 1, 2018 and fully implemented by December 31, 2023. On April 5, 2017, a request for reconsideration and administrative stay of the guidelines was filed with the EPA. The EPA granted the request for reconsideration on April 12, 2017, imposed an immediate administrative stay of compliance dates in the rule that had not passed judicial review and requested the court stay the pending litigation over the rule until September 12, 2017. On June 6, 2017, the EPA proposed to extend many of the compliance deadlines that would otherwise occur in 2018 and on September 18, 2017, the EPA issued a final rule extending certain compliance dates for flue gas desulfurization wastewater and bottom ash transport water limits until November 1, 2020. While most of the issues raised by this rule are already being addressed through the coal combustion residuals rule and are not expected to impose significant additional requirements on the facilities, the impact of the rule cannot be fully determined until the reconsideration action is complete and any judicial review is conducted.

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the U.S. Supreme Court granted a petition to address jurisdictional challenges to the rule. The EPA plans to undertake a two-step process, with the first step to repeal the 2015 rule and the second step to carry out a notice-and-comment rulemaking in which a substantive re-evaluation of the definition of the "waters of the United States" will be undertaken. On July 27, 2017, the EPA and the Corps of Engineers issued a proposal to repeal the final rule and recodify the pre-existing rules pending issuance of a new rule and on November 16, 2017, the agencies proposed to extend the implementation day of the "waters of the United States" rule to 2020; neither of the proposals has been finalized. On January 22, 2018, the U.S. Supreme Court issued its decision related to the jurisdictional challenges to the rule, holding that federal district courts, rather than federal appeals courts, have proper jurisdiction to hear challenges to the rule and instructed the Sixth Circuit Court of Appeals to dismiss the petitions for review for lack of jurisdiction, clearing the way for imposition of the rule in certain states barring final action by the EPA to formalize the extension of the compliance deadline. Depending on the outcome of final action by the EPA and additional legal action, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. However, until the rule is fully litigated and finalized, the Registrants cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts under the RCRA. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and was effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements. The final rule requires regulated entities to post annual groundwater monitoring and corrective action reports. The first of these reports will be posted to the respective Registrant's coal combustion rule compliance data and information websites by March 2, 2018. Based on the results in those reports, additional action may be required under the rule.

At the time the rule was published in April 2015, PacifiCorp operated 18 surface impoundments and seven landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, nine surface impoundments and three landfills were either closed or repurposed to no longer receive coal combustion byproducts and hence are not subject to the final rule. As PacifiCorp proceeded to implement the final coal combustion rule, it was determined that two surface impoundments located at the Dave Johnston Generating Station were hydraulically connected and effectively constitute a single impoundment. In November 2017, a new surface impoundment was placed into service at the Naughton Generating Station. At the time the rule was published in April 2015, MidAmerican Energy owned or operated nine surface impoundments and four landfills that contain coal combustion byproducts. Prior to the effective date of the rule in October 2015, MidAmerican Energy closed or repurposed six surface impoundments to no longer receive coal combustion byproducts. Five of these surface impoundments were closed on or before December 21, 2017 and the sixth is undergoing closure. At the time the rule was published in April 2015, the Nevada Utilities operated ten evaporative surface impoundments and two landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, the Nevada Utilities closed four of the surface impoundments, four impoundments discontinued receipt of coal combustion byproducts making them inactive and two surface impoundments remain active and subject to the final rule. The two landfills remain active and subject to the final rule. Refer to Note 13 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for discussion of the impacts on asset retirement obligations as a result of the final rule.

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. On September 13, 2017, EPA Administrator Pruitt issued a letter to parties petitioning for administrative reconsideration of certain aspects of the coal combustion byproducts rule concluding it was appropriate and in the public interest to reconsider the provisions of the final rule addressed in the petitions. On September 27, 2017, the D.C. Circuit issued an order to the EPA requiring the agency to identify provisions of the rule that the agency intended to reconsider. The EPA submitted its list of potential issues to be reconsidered on November 15, 2017 and oral argument was held by the D.C. Circuit November 20, 2017 over certain portions of the final rule. The court has not yet issued a decision on the issues presented in the oral arguments. Separately, on August 10, 2017, the EPA issued proposed permitting guidance on how states' coal combustion residuals permit programs should comply with the requirements of the final rule as authorized under the December 2016 Water Infrastructure Improvements for the Nation Act. Utilizing that guidance, the state of Oklahoma submitted an application to the EPA for approval of its state program and, on January 16, 2018, the EPA proposed to approve the application. To date, none of the states in which the Registrants operate has submitted an application for approval of state permitting authority. The state of Utah adopted the federal final rule in September 2016, which required two landfills to submit permit applications by March 2017. It is anticipated that the state of Utah will submit an application for approval of its coal combustion residuals permit program prior to the end of 2018.

Notwithstanding the status of the final coal combustion residuals rule, citizens' suits have been filed against regulated entities seeking judicial relief for contamination alleged to have been caused by releases of coal combustion byproducts. Some of these cases have been successful in imposing liability upon companies if coal combustion byproducts contaminate groundwater that is ultimately released or connected to surface water. In addition, actions have been filed against regulated entities seeking to require that surface impoundments containing coal combustion residuals be subject to closure by removal rather than being allowed to effectuate closure in place as provided under the final rule. The Registrants are not a party to these lawsuits and until they are resolved, the Registrants cannot predict the impact on overall compliance obligations.

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

A significant portion of BHE's capital structure is comprised of debt, and BHE expects to incur additional debt in the future to fund items such as, among others, acquisitions, capital investments and the development and construction of new or expanded facilities. As of December 31, 2017, BHE had the following outstanding obligations:

•	senior unsecured debt of $6.5 billion;

•	junior subordinated debentures of $100 million;

•	short-term borrowings of $3.3 billion;

•	guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $332 million; and

•	commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $265 million.

BHE's consolidated subsidiaries also have significant amounts of outstanding debt, which totaled $29.8 billion as of December 31, 2017. These amounts exclude (a) trade debt, (b) preferred stock obligations, (c) letters of credit in respect of subsidiary debt, and (d) BHE's share of the outstanding debt of its own or its subsidiaries' equity method investments.

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

Because BHE is a holding company, the claims of its senior debt holders are structurally subordinated with respect to the assets and earnings of its subsidiaries. Therefore, the rights of its creditors to participate in the assets of any subsidiary in the event of a liquidation or reorganization are subject to the prior claims of the subsidiary's creditors and preferred shareholders, if any. In addition, pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties, MidAmerican Energy's electric utility properties in the state of Iowa, Nevada Power's and Sierra Pacific's properties in the state of Nevada, AltaLink's transmission properties, the equity interest of MidAmerican Funding's subsidiary and substantially all of the assets of the subsidiaries of BHE Renewables that are direct or indirect owners of solar and wind generation projects, are directly or indirectly pledged to secure their financings and, therefore, may be unavailable as potential sources of repayment of BHE's debt.

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

BHE indirectly owns all of the common stock of PacifiCorp, Nevada Power and Sierra Pacific and is the sole member of MidAmerican Funding and, accordingly, indirectly owns all of MidAmerican Energy's common stock. As a result, BHE has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between BHE and the creditors of the Subsidiary Registrants, BHE could exercise its control in a manner that would benefit BHE to the detriment of the Subsidiary Registrants' creditors.

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

The operation of complex utility systems or interstate natural gas pipeline and storage systems that are spread over large geographic areas involves many operating uncertainties and events beyond each respective Registrant's control. These potential events include the breakdown or failure of the Registrants' thermal, nuclear, hydroelectric, solar, wind and other electricity generating facilities and related equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; failure to obtain, renew or maintain rights-of-way, easements and leases on United States federal, Native American, First Nations or tribal lands; terrorist activities or military or other actions, including cyber attacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third party excavation errors; unexpected degradation of pipeline systems; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars, terrorism and embargoes. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. For example, in the event of an uncontrolled release of water at one of PacifiCorp's high hazard potential hydroelectric dams, it is probable that loss of human life, disruption of lifeline facilities and property damage could occur in the downstream population and civil or other penalties could be imposed by the FERC. Any of these events or other operational events could significantly reduce or eliminate the relevant Registrant's revenue or significantly increase its expenses, thereby reducing the availability of distributions to BHE. For example, if the relevant Registrant cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources. Further, the Registrants self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of each Registrant's insurance coverage may change, including the portion that is self-insured. Any reduction of each Registrant's revenue or increase in its expenses resulting from the risks described above, could adversely affect the relevant Registrant's consolidated financial results.

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

Each Registrant is required to comply with numerous federal, state, local and foreign laws and regulations as described in "General Regulation" and "Environmental Laws and Regulations" in Item 1 of this Form 10-K that have broad application to each Registrant and limits the respective Registrant's ability to independently make and implement management decisions regarding, among other items, acquiring businesses; constructing, acquiring or disposing of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between subsidiaries and affiliates; and paying dividends or similar distributions. These laws and regulations, which are followed in developing the Registrants' safety and compliance programs and procedures, are implemented and enforced by federal, state and local regulatory agencies, such as the Occupational Safety and Health Administration, the FERC, the EPA, the DOT, the NRC, the Federal Mine Safety and Health Administration and various state regulatory commissions in the United States, and foreign regulatory agencies, such as GEMA, which discharges certain of its powers through its staff within Ofgem, in Great Britain and the AUC in Alberta, Canada.

Compliance with applicable laws and regulations generally requires each Registrant to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs and damages arising out of contaminated properties. Compliance activities pursuant to existing or new laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, each Registrant could be required to shut down some facilities or materially alter its operations. Further, each Registrant may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for its operating assets or development projects. Delays in, or active opposition by third parties to, obtaining any required environmental or regulatory authorizations or failure to comply with the terms and conditions of the authorizations may increase costs or prevent or delay each Registrant from operating its facilities, developing or favorably locating new facilities or expanding existing facilities. If any Registrant fails to comply with any environmental or other regulatory requirements, such Registrant may be subject to penalties and fines or other sanctions, including changes to the way its electricity generating facilities are operated that may adversely impact generation or how the Pipeline Companies are permitted to operate their systems that may adversely impact throughput. The costs of complying with laws and regulations could adversely affect each Registrant's consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require such Registrant to increase its purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect such Registrant's consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition and decreased revenues within each Registrant's service territories, such as the Nevada Energy Choice Initiative; new environmental requirements, including the implementation of or changes to the Clean Power Plan, RPS and GHG emissions reduction goals; the issuance of new or stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations governing the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to each Registrant's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; the inability of each Registrant to recover its costs on a timely basis, if at all; new pipeline safety requirements; or a negative impact on each Registrant's current transportation and cost recovery arrangements. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on each Registrant.

Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. The Registrants cannot accurately predict the type or scope of future laws and regulations that may be enacted, changes in existing ones or new interpretations by agency orders or court decisions nor can each Registrant determine their impact on it at this time; however, any one of these could adversely affect each Registrant's consolidated financial results through higher capital expenditures and operating costs and early closure of generating facilities or restrict or otherwise cause an adverse change in how each Registrant operates its business. To the extent that each Registrant is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the costs of complying with such additional requirements could have a material adverse effect on the relevant Registrant's consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on the relevant Registrant's consolidated financial results. The Registrants have made their best estimate regarding the impact of the 2017 Tax Reform and the probability and timing of settlements of net regulatory liabilities established pursuant to the 2017 Tax Reform. However, the amount and timing of the settlements may change based on decisions and actions by each Registrant's regulators, which could have an effect on the relevant Registrant's consolidated financial results.

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

Each Registrant relies on information technology in virtually all aspects of its business. A significant disruption or failure of its information technology systems by physical or cyber attack could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect sensitive corporate and customer information and assets against intruders, and other operational difficulties. Attacks perpetrated against each Registrant's information systems could result in loss of assets and critical information and expose it to remediation costs and reputational damage.

Although the Registrants have taken steps intended to mitigate these risks, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption. Cyber attacks could further adversely affect each Registrant's ability to operate facilities, information technology and business systems, or compromise sensitive customer and employee information. In addition, physical or cyber attacks against key suppliers or service providers could have a similar effect on each Registrant. Additionally, if each Registrant is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on its results of operations, financial condition or liquidity. Any of these items could adversely affect each Registrant's results of operations, financial condition or liquidity.

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

The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC and British Gas Trading Limited accounting for approximately 21% and 15%, respectively, of distribution revenue in 2017. AltaLink's primary source of operating revenue is the AESO. Generally, a single customer purchases the energy from BHE's independent power projects in the United States and the Philippines pursuant to long-term power purchase agreements. Any material performance failure by the counterparties in these arrangements could have a significant adverse impact on BHE's consolidated financial results.

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

Potential changes in accounting standards may impact each Registrant's consolidated financial results and disclosures in the future, which may change the way analysts measure each Registrant's business or financial performance.

The Financial Accounting Standards Board ("FASB") and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact each Registrant's consolidated financial results and disclosures. For example, beginning in 2018 all changes in the fair values of equity securities (whether realized or unrealized) will be recognized as gains or losses in the relevant Registrant's consolidated financial statements. Accordingly, periodic changes in such Registrant's reported net income will likely be subject to significant variability.

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

Not applicable.

Item 2.    Properties

Each Registrant's energy properties consist of the physical assets necessary to support its applicable electricity and natural gas businesses. Properties of the relevant Registrant's electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of PacifiCorp's electric generating facilities. Properties of the relevant Registrant's natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each Registrant's service territories. In addition to these physical assets, the Registrants have rights-of-way, mineral rights and water rights that enable each Registrant to utilize its facilities. It is the opinion of each Registrant's management that the principal depreciable properties owned by it are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties, MidAmerican Energy's electric utility properties in the state of Iowa, Nevada Power's and Sierra Pacific's properties in the state of Nevada, ALP's transmission properties and substantially all of the assets of the subsidiaries of BHE Renewables that are direct or indirect owners of generation projects are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. For additional information regarding each Registrant's energy properties, refer to Item 1 of this Form 10-K and Notes 4, 5 and 21 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K, Notes 4 and 5 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of Nevada Power in Item 8 of this Form 10-K and Notes 3 and 4 of the Notes to Consolidated Financial Statements of Sierra Pacific in Item 8 of this Form 10-K.

The following table summarizes Berkshire Hathaway Energy's electric generating facilities that are in operation as of December 31, 2017:

			Facility Net	Net Owned
Energy			Capacity	Capacity
Source	Entity	Location by Significance	(MW)	(MW)

Natural gas	PacifiCorp, MidAmerican Energy, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	10,919	10,640

Coal	PacifiCorp, MidAmerican Energy and NV Energy	Wyoming, Iowa, Utah, Arizona, Nevada, Colorado and Montana	16,232	9,158

Wind	PacifiCorp, MidAmerican Energy and BHE Renewables	Iowa, Wyoming, Nebraska, Washington, California, Texas, Oregon, Illinois and Kansas	6,533	6,524

Solar	BHE Renewables and NV Energy	California, Texas, Arizona, Minnesota and Nevada	1,675	1,527

Hydroelectric	PacifiCorp, MidAmerican Energy and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,299	1,277

Nuclear	MidAmerican Energy	Illinois	1,820	455

Geothermal	PacifiCorp and BHE Renewables	California and Utah	370	370

		Total	38,848	29,951

Additionally, the Company has electric generating facilities that are under construction in Iowa, Illinois and Minnesota as of December 31, 2017 having total Facility Net Capacity and Net Owned Capacity of 1,902 MW.

The right to construct and operate each Registrant's electric transmission and distribution facilities and interstate natural gas pipelines across certain property was obtained in most circumstances through negotiations and, where necessary, through prescription, eminent domain or similar rights. PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific, Northern Natural Gas and Kern River in the United States; Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc in Great Britain; and ALP in Alberta, Canada continue to have the power of eminent domain or similar rights in each of the jurisdictions in which they operate their respective facilities, but the United States and Canadian utilities do not have the power of eminent domain with respect to governmental, Native American or Canadian First Nations' tribal lands. Although the main Kern River pipeline crosses the Moapa Indian Reservation, all facilities in the Moapa Indian Reservation are located within a utility corridor that is reserved to the United States Department of Interior, Bureau of Land Management.

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

BERKSHIRE HATHAWAY ENERGY

BHE's common stock is beneficially owned by Berkshire Hathaway, Mr. Walter Scott, Jr., a member of BHE's Board of Directors (along with his family members and related or affiliated entities) and Mr. Gregory E. Abel, BHE's Executive Chairman, and has not been registered with the SEC pursuant to the Securities Act of 1933, as amended, listed on a stock exchange or otherwise publicly held or traded. BHE has not declared or paid any cash dividends to its common shareholders since Berkshire Hathaway acquired an equity ownership interest in BHE in March 2000, and does not presently anticipate that it will declare any dividends on its common stock in the foreseeable future.

For a discussion of restrictions that limit BHE's and its subsidiaries' ability to pay dividends on their common stock, refer to Note 17 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K.

PACIFICORP

All common stock of PacifiCorp is held by its parent company, PPW Holdings LLC, which is a direct, wholly owned subsidiary of BHE. PacifiCorp declared and paid dividends to PPW Holdings LLC of $600 million in 2017 and $875 million in 2016.

For a discussion of regulatory restrictions that limit PacifiCorp's ability to pay dividends on common stock, refer to "Limitations" in PacifiCorp's Item 7 in this Form 10-K and to Note 15 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by BHE. Neither MidAmerican Funding or MidAmerican Energy declared or paid any cash distributions or dividends to its sole member or shareholder in 2017 and 2016.

For a discussion of regulatory restrictions that limit MidAmerican Energy's ability to pay dividends on common stock, refer to "Debt Authorizations and Related Matters" in MidAmerican Energy's Item 7 in this Form 10-K and to Note 9 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K.

NEVADA POWER

All common stock of Nevada Power is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Nevada Power declared and paid dividends to NV Energy of $548 million in 2017 and $469 million in 2016.

SIERRA PACIFIC

All common stock of Sierra Pacific is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Sierra Pacific declared and paid dividends to NV Energy of $45 million in 2017 and $51 million in 2016.

Item 6.	Selected Financial Data

Berkshire Hathaway Energy Company and its subsidiaries	89
PacifiCorp and its subsidiaries	178
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	235
Nevada Power Company and its subsidiaries	308
Sierra Pacific Power Company and its subsidiaries	347

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	89
PacifiCorp and its subsidiaries	179
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	235
Nevada Power Company and its subsidiaries	308
Sierra Pacific Power Company and its subsidiaries	347

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Berkshire Hathaway Energy Company and its subsidiaries	109
PacifiCorp and its subsidiaries	191
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	249
Nevada Power Company and its subsidiaries	317
Sierra Pacific Power Company and its subsidiaries	355

Item 8.	Financial Statements and Supplementary Data

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

Item 6.	Selected Financial Data

Information required by Item 6 is omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Net income for the Company's reportable segments for the years ended December 31 is summarized as follows (in millions):

	2017	2016	Change		2016	2015	Change
Net income attributable to BHE shareholders:
PacifiCorp	$769	$764	$5	1%	$764	$697	$67	10%
MidAmerican Funding	574	532	42	8	532	442	90	20
NV Energy	346	359	(13)	(4)	359	379	(20)	(5)
Northern Powergrid	251	342	(91)	(27)	342	422	(80)	(19)
BHE Pipeline Group	277	249	28	11	249	243	6	2
BHE Transmission	224	214	10	5	214	186	28	15
BHE Renewables(1)	864	179	685	*	179	124	55	44
HomeServices	149	127	22	17	127	104	23	22
BHE and Other	(584)	(224)	(360)	*	(224)	(227)	3	1
Total net income attributable to BHE shareholders	$2,870	$2,542	$328	13	$2,542	$2,370	$172	7
* Not meaningful

(1)	Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Net income attributable to BHE shareholders increased $328 million for 2017 compared to 2016, including a $516 million benefit as a result of 2017 Tax Reform, partially offset by a charge of $263 million from tender offers for certain long-term debt completed in December 2017. Excluding the impacts of these items, adjusted net income attributable to BHE shareholders was $2,617 million, an increase of $75 million compared to 2016.

The increase in net income attributable to BHE shareholders was due to the following with such explanations excluding the impacts of DSM and energy efficiency programs having no impact on net income:

•
PacifiCorp's net income increased $5 million, including $6 million of income from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $763 million, a decrease of $1 million compared to 2016, primarily due to higher depreciation and amortization of $26 million from additional plant placed in-service, lower AFUDC of $11 million, lower production tax credits of $11 million and higher property and other taxes of $7 million, partially offset by higher gross margins of $72 million. Gross margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue and higher wheeling revenue, partially offset by higher purchased electricity costs, lower average retail rates and higher coal costs. Retail customer volumes increased 1.7% due to favorable impacts of weather across the service territory, higher commercial usage and an increase in the average number of residential and commercial customers primarily in Utah and Oregon, partially offset by lower residential usage in Utah and Oregon and lower irrigation usage.

•
MidAmerican Funding's net income increased $42 million, including after-tax charges of $17 million related to the tender offer of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029 and $10 million for 2017 Tax Reform. Excluding the impacts of these items, adjusted net income was $601 million, an increase of $69 million compared to 2016, primarily due to a higher income tax benefit from higher production tax credits of $38 million, the effects of ratemaking and lower pre-tax income, and higher electric gross margins of $76 million, partially offset by higher maintenance expense of $52 million due to additional wind-powered generating facilities and the timing of fossil-fueled generation maintenance, higher depreciation and amortization of $21 million due to wind-powered generation and other plant placed in-service and accruals for Iowa regulatory arrangements, partially offset by a December 2016 reduction in depreciation rates, and higher property and other taxes of $7 million. Electric gross margins increased due to higher recoveries through bill riders, higher retail customer volumes, higher wholesale revenue and higher transmission revenue, partially offset by higher coal and purchased power costs. Retail customer volumes increased 2.4% due to industrial growth net of lower residential and commercial volumes from milder temperatures.

•
NV Energy's net income decreased $13 million, including a charge of $19 million from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $365 million, an increase of $6 million compared to 2016, primarily due to higher electric gross margins of $20 million and lower interest expense of $17 million from lower deferred charges and lower rates on outstanding debt balances, partially offset by $28 million of charges related to the Nevada Power regulatory rate order. Electric gross margins increased due to higher retail customer volumes, partially offset by a decrease in wholesale revenues. Retail customer volumes increased 1.5% due to customer usage patterns, higher customer demand from the impacts of weather and an increase in the average number of customers.

•
Northern Powergrid's net income decreased $91 million due to higher income tax expense of $35 million primarily due to $39 million of benefits from the resolution of income tax return claims in 2016 and $17 million of deferred income tax benefits reflected in 2016 due to a 1% reduction in the United Kingdom corporate income tax rate, higher pension expense of $24 million, including the impact of settlement losses recognized in 2017 due to higher lump sum payments, lower distribution revenue of $23 million and the stronger United States dollar of $11 million. These decreases were partially offset by $19 million of asset provisions recognized in 2016 at the CE Gas business. Distribution revenue decreased due to lower units distributed, the recovery in 2016 of the December 2013 customer rebate and unfavorable movements in regulatory provisions, partially offset by higher tariff rates.

•
BHE Pipeline Group's net income increased $28 million, including $7 million of income from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $270 million, an increase of $21 million compared to 2016, primarily due to a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by the FERC at Kern River and higher transportation and storage revenues at Northern Natural Gas, partially offset by lower transportation revenue at Kern River and higher operating expense at Northern Natural Gas.

•
BHE Transmission's net income increased $10 million from higher earnings at AltaLink of $18 million, partially offset by lower earnings at BHE U.S. Transmission of $8 million. Earnings at AltaLink increased primarily due to additional assets placed in-service, lower impairments of nonregulated natural gas-fueled generation assets of $21 million and the weaker United States dollar of $3 million, partially offset by more favorable regulatory decisions in 2016. BHE U.S. Transmission's earnings decreased primarily due to lower equity earnings at Electric Transmission Texas, LLC from the impacts of a regulatory rate order in March 2017.

•
BHE Renewables' net income increased $685 million, including $628 million of income from 2017 Tax Reform primarily resulting from reductions in deferred income tax liabilities. Excluding the impact of 2017 Tax Reform, adjusted net income was $236 million, an increase of $57 million compared to 2016, primarily due to additional wind and solar capacity placed in-service, higher generation at the Solar Star projects due to transformer related forced outages in 2016 and higher production at the Casecnan project due to higher rainfall.

•
HomeServices' net income increased $22 million, including $31 million of income from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $118 million, a decrease of $9 million compared to 2016, primarily due to lower earnings at acquired and existing brokerage businesses, partially offset by higher earnings at existing franchise businesses.

•
BHE and Other net loss increased $360 million, including after-tax charges of $246 million related to the tender offer of a portion of BHE's senior bonds and $127 million for 2017 Tax Reform. Excluding the impacts of these items, the adjusted net loss was $211 million, an improvement of $13 million compared to 2016. The $127 million of net loss from 2017 Tax Reform included an accrual for the deemed repatriation of undistributed foreign earnings and profits totaling $419 million, partially offset by $292 million of benefits from reductions in deferred income tax liabilities primarily related to the unrealized gain on the investment in BYD Company Limited.

Net income attributable to BHE shareholders increased $172 million for 2016 compared to 2015 due to the following:

•
PacifiCorp's net income increased $67 million due to higher gross margins of $86 million, lower operations and maintenance expenses of $18 million, and higher production tax credits of $8 million, partially offset by higher depreciation and amortization of $13 million, lower AFUDC of $9 million and higher property taxes of $5 million. Gross margins increased primarily due to lower purchased electricity costs, higher retail rates, lower coal-fueled generation and lower natural gas costs, partially offset by lower wholesale electricity revenue from lower volumes and prices. Retail customer volumes decreased by 0.6% due to lower commercial customer usage in Utah and lower industrial customer usage primarily in Utah and Oregon, partially offset by an increase in the average number of residential customers in Utah and Oregon and commercial customers in Utah and the impacts of weather on residential customer volumes.

•
MidAmerican Funding's net income increased $90 million due to higher electric gross margins of $172 million, higher production tax credits of $39 million and lower fossil-fueled generation operations and maintenance of $35 million, partially offset by higher depreciation and amortization of $72 million from wind-powered generation and other plant placed in-service and an accrual related to an Iowa regulatory revenue sharing arrangement, a pre-tax gain of $13 million in 2015 on the sale of a generating facility lease, higher interest expense of $12 million and higher income taxes from the effects of ratemaking and higher pre-tax income. Electric gross margins reflect higher retail sales volumes, higher retail rates in Iowa, lower energy costs, higher wholesale revenue and higher transmission revenue.

•
NV Energy's net income decreased $20 million due to higher operating expense of $27 million, higher depreciation and amortization of $11 million due to higher plant in-service and lower electric gross margins of $2 million, partially offset by lower interest expense of $12 million. Operating expense increased due to benefits from changes in contingent liabilities in 2015 and regulatory disallowances in 2016. Electric gross margins decreased primarily due to lower transmission and wholesale revenue and lower customer usage offset by higher customer growth.

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

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2017	2016	Change		2016	2015	Change
Operating revenue:
PacifiCorp	$5,237	$5,201	$36	1%	$5,201	$5,232	$(31)	(1)%
MidAmerican Funding	2,846	2,631	215	8	2,631	2,515	116	5
NV Energy	3,015	2,895	120	4	2,895	3,351	(456)	(14)
Northern Powergrid	949	995	(46)	(5)	995	1,140	(145)	(13)
BHE Pipeline Group	993	978	15	2	978	1,016	(38)	(4)
BHE Transmission	699	502	197	39	502	592	(90)	(15)
BHE Renewables	838	743	95	13	743	728	15	2
HomeServices	3,443	2,801	642	23	2,801	2,526	275	11
BHE and Other	594	676	(82)	(12)	676	780	(104)	(13)
Total operating revenue	$18,614	$17,422	$1,192	7	$17,422	$17,880	$(458)	(3)

Operating income:
PacifiCorp	$1,462	$1,427	$35	2%	$1,427	$1,344	$83	6%
MidAmerican Funding	562	566	(4)	(1)	566	451	115	25
NV Energy	765	770	(5)	(1)	770	812	(42)	(5)
Northern Powergrid	436	494	(58)	(12)	494	593	(99)	(17)
BHE Pipeline Group	475	455	20	4	455	464	(9)	(2)
BHE Transmission	322	92	230	*	92	260	(168)	(65)
BHE Renewables	316	256	60	23	256	255	1	—
HomeServices	214	212	2	1	212	184	28	15
BHE and Other	(38)	(21)	(17)	(81)	(21)	(35)	14	40
Total operating income	$4,514	$4,251	$263	6	$4,251	$4,328	$(77)	(2)

* Not meaningful

PacifiCorp

Operating revenue increased $36 million for 2017 compared to 2016 due to higher wholesale and other revenue of $50 million, partially offset by lower retail revenue of $14 million. Wholesale and other revenue increased due to higher wholesale sales volumes and short-term market prices and higher wheeling revenue. Retail revenue decreased due to lower average rates of $64 million and lower DSM program revenue (offset in operating expense) of $55 million, primarily driven by the establishment of the Utah Sustainable Transportation and Energy Plan program, partially offset by higher customer volumes of $105 million. Retail customer volumes increased 1.7% due to impacts of weather across the service territory, higher commercial usage and an increase in the average number of residential and commercial customers primarily in Utah and Oregon, partially offset by lower residential usage in Utah and Oregon and lower irrigation usage.

Operating income increased $35 million for 2017 compared to 2016 due to higher gross margins of $72 million, excluding the impact of a decrease in DSM program revenue (offset in operating expense) of $55 million, partially offset by higher depreciation and amortization of $26 million from additional plant placed in-service and higher property and other taxes of $7 million. Gross margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue and higher wheeling revenue, partially offset by higher purchased electricity costs, lower average retail rates and higher coal costs.

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

MidAmerican Funding

Operating revenue increased $215 million for 2017 compared to 2016 due to higher electric operating revenue of $123 million, higher natural gas operating revenue of $82 million and higher other revenue of $9 million. Electric operating revenue increased due to higher retail revenue of $88 million and higher wholesale and other revenue of $35 million. Electric retail revenue increased $73 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense) and $39 million from usage and growth and rate factors, including higher industrial sales volumes, partially offset by $24 million from the impact of milder temperatures in 2017. Electric retail customer volumes increased 2.4% from industrial growth, partially offset by the unfavorable impact of temperatures. Electric wholesale and other revenue increased primarily due to higher transmission revenue of $13 million, higher wholesale volumes of $12 million and higher wholesale prices of $8 million. Natural gas operating revenue increased due to a higher average per-unit cost of gas sold of $67 million (offset in cost of sales), higher DSM program revenue of $3 million (offset in operating expense), 2.4% higher wholesale sales volumes and 0.1% higher retail sales volumes.

Operating income decreased $4 million for 2017 compared to 2016 due to higher maintenance expense of $52 million for additional wind-powered generating facilities and the timing of fossil-fueled generation maintenance, higher depreciation and amortization of $21 million and higher property and other taxes of $7 million, partially offset by higher electric gross margins of $76 million, excluding the impact of an increase in electric DSM program revenue of $22 million (offset in operating expense), and higher natural gas gross margins of $5 million, excluding the impact of an increase in gas DSM program revenue of $3 million (offset in operating expense). Electric gross margins were higher due to higher recoveries through bill riders, higher retail sales volumes, higher wholesale revenue and higher transmission revenue, partially offset by higher coal-fueled generation and purchased power costs. The increase in depreciation and amortization reflects $38 million related to wind generation and other plant placed in-service and higher accruals for Iowa regulatory arrangements of $14 million, partially offset by a reduction of $31 million from lower depreciation rates implemented in December 2016.

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

Operating income increased $115 million for 2016 compared to 2015 due to the higher electric operating revenue, lower energy costs of $24 million reflecting lower coal-fueled generation in part due to greater wind-powered generation, higher purchased power volumes and higher natural gas-fueled generation, lower fossil-fueled generation maintenance of $24 million from planned outages in 2015 and lower generation operations costs of $7 million, partially offset by higher depreciation and amortization of $70 million from wind-powered generation and other plant placed in-service and an accrual related to an Iowa regulatory revenue sharing arrangement, higher other generation maintenance of $13 million primarily from the addition of wind turbines and higher operating expense recovered through bill riders of $14 million.

NV Energy

Operating revenue increased $120 million for 2017 compared to 2016 due to higher electric operating revenue of $134 million, partially offset by lower natural gas operating revenue of $11 million. Electric operating revenue increased due to higher retail revenue of $127 million and higher transmission revenue of $9 million. Electric retail revenue increased due to $198 million from higher rates primarily from energy costs (offset in cost of sales), $40 million from higher distribution only service revenue and impact fees received due to customers purchasing energy from alternative providers and becoming distribution only service customers, $18 million from an increase in the average number customers and $10 million higher customer usage mainly from the favorable impacts of weather, partially offset by $114 million from lower commercial and industrial revenue, mainly from customers purchasing energy from alternative providers, and $23 million of lower energy efficiency program revenue (offset in operating expense). Electric retail customer volumes, including distribution only service customers, increased 1.5% compared to 2016. Natural gas operating revenue decreased due to lower energy rates, partially offset by higher customer usage.

Operating income decreased $5 million for 2017 compared to 2016 due to $25 million of operating expenses related to Nevada Power's regulatory rate review, partially offset by higher electric gross margins of $20 million, excluding the impact of a decrease in energy efficiency program revenue (offset in operating expense) of $23 million. Electric gross margins were higher due to increased electric operating revenue of $157 million, excluding the impact of decreased energy efficiency program revenues, partially offset by increased energy costs of $137 million. Energy costs increased due to lower net deferred power costs of $85 million, a higher average cost of fuel for generation of $44 million and higher purchased power costs.

Operating revenue decreased $456 million for 2016 compared to 2015 due to lower electric operating revenue of $427 million, lower natural gas operating revenue of $27 million, primarily due to lower energy rates partially offset by higher customer usage, and lower other operating revenue of $2 million. Electric operating revenue decreased due to lower retail revenue of $414 million and lower wholesale, transmission and other revenue of $13 million. Retail revenue decreased primarily due to $431 million from lower retail rates primarily from lower energy costs which are passed on to customers through deferred energy adjustment mechanisms and $28 million from lower customer usage, partially offset by $38 million from higher customer growth, $11 million from higher customer usage primarily due to the impacts of weather and $4 million of higher energy efficiency rate revenue (offset in operating expense). Electric retail customer volumes were flat compared to 2015.

Operating income decreased $42 million for 2016 compared to 2015 due to higher operating expense of $27 million, primarily due to benefits from changes in contingent liabilities in 2015, regulatory disallowances in 2016 and higher energy efficiency program costs (offset in operating revenue), higher depreciation and amortization of $11 million due to higher plant in-service and lower electric margins of $2 million. Electric margins were lower due to the lower electric operating revenue offset by lower energy costs of $425 million. Energy costs decreased due to lower net deferred power costs of $413 million and a lower average cost of fuel for generation of $69 million, partially offset by higher purchased power costs of $57 million.

Northern Powergrid

Operating revenue decreased $46 million for 2017 compared to 2016 due to the stronger United States dollar of $48 million and lower distribution revenues of $23 million, partially offset by higher smart meter revenue of $25 million. Distribution revenue decreased primarily due to lower units distributed of $13 million, the recovery in 2016 of the December 2013 customer rebate of $10 million and unfavorable movements on regulatory provisions of $7 million, partially offset by higher tariff rates of $5 million. Operating income decreased $58 million for 2017 compared to 2016 mainly due to the stronger United States dollar of $26 million, higher pension expense of $24 million, mainly due to the 2017 settlement loss recognized due to higher lump sum payments, and the lower distribution revenue, partially offset by write-offs of hydrocarbon well exploration costs in 2016 totaling $19 million.

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

BHE Pipeline Group

Operating revenue increased $15 million for 2017 compared to 2016 primarily due to higher transportation revenues of $33 million and higher gas sales of $19 million related to system and operational balancing activities (largely offset in cost of sales) at Northern Natural Gas, partially offset by lower transportation revenues of $40 million at Kern River. Operating income increased $20 million for 2017 compared to 2016 primarily due to the higher transportation revenues at Northern Natural Gas and a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by the FERC at Kern River, partially offset by higher operating expenses at Northern Natural Gas.

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

BHE Transmission

Operating revenue increased $197 million for 2017 compared to 2016 primarily due to a one-time reduction of $200 million from the 2015-2016 GTA decision received in May 2016 at AltaLink, a weaker United States dollar of $19 million and $15 million from additional assets placed in service, partially offset by more favorable regulatory decisions in 2016. Operating income increased $230 million for 2017 compared to 2016 primarily due to the higher operating revenue from the 2015-2016 GTA decision that required AltaLink to refund $200 million to customers in 2016 through reduced monthly billings for the change from receiving cash during construction for the return on construction work-in-progress in rate base to recording allowance for borrowed and equity funds used during construction related to construction expenditures during the 2011 to 2014 time period. This amount is offset with higher capitalized interest and allowance for equity funds. Operating income was also favorably impacted by lower operating expense primarily due to reduced impairments of nonregulated natural gas-fueled generation assets of $21 million and a weaker United States dollar of $11 million.

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

BHE Renewables

Operating revenue increased $95 million for 2017 compared to 2016 due to additional wind and solar capacity placed in-service of $57 million, higher generation at the Solar Star projects of $31 million due to transformer related forced outages in 2016 and higher production at the Casecnan project of $24 million due to higher rainfall, partially offset by lower generation of $11 million at the existing wind projects due to a lower wind resource and lower generation at the Topaz project of $6 million due to a scheduled maintenance outage. Operating income increased $60 million for 2017 compared to 2016 due to the increase in operating revenue, partially offset by higher depreciation and amortization of $21 million and higher operating expense of $18 million, each primarily due to additional wind and solar capacity placed in-service. Operating expense also increased from the scope and timing of maintenance at certain geothermal plants. The higher depreciation and amortization is offset by a reduction of $8 million from the extension of the useful life of certain wind-generating facilities from 25 years to 30 years effective January 2017.

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

HomeServices

Operating revenue increased $642 million for 2017 compared to 2016 due to an increase from acquired businesses totaling $542 million and a 4% increase in average home sales prices for existing brokerage businesses. Operating income increased $2 million for 2017 compared to 2016 primarily due to higher earnings from franchise businesses, partially offset by lower earnings from brokerage businesses mainly due to higher operating expenses at existing businesses.

Operating revenue increased $275 million for 2016 compared to 2015 due to an increase from acquired businesses totaling $169 million, a 2% increase in closed brokerage units and a 2% increase in average home sales prices for existing brokerage businesses and $34 million of higher mortgage revenue. Operating income increased $28 million for 2016 compared to 2015 due to the higher mortgage revenue and from higher earnings from brokerage businesses mainly due to higher net revenues, partially offset by higher operating expenses.

BHE and Other

Operating revenue decreased $82 million for 2017 compared to 2016 primarily due to lower electricity and natural gas volumes and lower electricity prices at MidAmerican Energy Services, LLC. Operating loss increased $17 million for 2017 compared to 2016 primarily due to lower margins at MidAmerican Energy Services, LLC.

Operating revenue decreased $104 million for 2016 compared to 2015 primarily due to lower electricity volumes and natural gas prices at MidAmerican Energy Services, LLC. Operating loss improved $14 million for 2016 compared to 2015 primarily due to higher margins at MidAmerican Energy Services, LLC.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the years ended December 31 is summarized as follows (in millions):

	2017	2016	Change		2016	2015	Change

Subsidiary debt	$1,399	$1,378	$21	2%	$1,378	$1,392	$(14)	(1)%
BHE senior debt and other	423	411	12	3	411	408	3	1
BHE junior subordinated debentures	19	65	(46)	(71)	65	104	(39)	(38)
Total interest expense	$1,841	$1,854	$(13)	(1)	$1,854	$1,904	$(50)	(3)

Interest expense decreased $13 million for 2017 compared to 2016 due to repayments of BHE junior subordinated debentures of $944 million in 2017 and $2.0 billion in 2016, scheduled maturities and principal payments and early redemptions of subsidiary debt, partially offset by debt issuances at MidAmerican Funding, Northern Powergrid, AltaLink and BHE Renewables and higher short-term borrowings at BHE.

Interest expense decreased $50 million for 2016 compared to 2015 due to repayments of BHE junior subordinated debentures of $2.0 billion in 2016, scheduled maturities and principal payments and by the impact of foreign currency exchange rate movements of $23 million, partially offset by debt issuances at MidAmerican Funding, NV Energy, Northern Powergrid, AltaLink and BHE Renewables.

Capitalized Interest

Capitalized interest decreased $94 million for 2017 compared to 2016 primarily due to $96 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, and lower construction work-in-progress balances at BHE Renewables, partially offset by higher construction work-in-progress balances at MidAmerican Energy.

Capitalized interest increased $65 million for 2016 compared to 2015 primarily due to $96 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by lower construction work-in-progress balances at AltaLink and PacifiCorp.

Allowance for Equity Funds
Allowance for equity funds decreased $82 million for 2017 compared to 2016 primarily due to $104 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by higher construction work-in-progress balances at MidAmerican Energy.

Allowance for equity funds increased $67 million for 2016 compared to 2015 primarily due to $104 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by lower construction work-in-progress balances at AltaLink and PacifiCorp.

Interest and Dividend Income
Interest and dividend income decreased $9 million for 2017 compared to 2016 primarily due to a lower financial asset balance at the Casecnan project and lower dividends from BYD Company Limited.

Interest and dividend income increased $13 million for 2016 compared to 2015 primarily due to a dividend from BYD Company Limited.

Other, net

Other, net decreased $434 million for 2017 compared to 2016 primarily due to charges of $439 million from tender offers related to certain long-term debt completed in December 2017.

Income Tax (Benefit) Expense

Income tax expense decreased $957 million for 2017 compared to 2016 and the effective tax rate was (22)% for 2017 and 14% for 2016. The effective tax rate decreased primarily due to the net impacts of 2017 Tax Reform of $731 million, higher production tax credits of $97 million and the favorable impacts of rate making of $33 million, partially offset by benefits from the resolution of income tax return claims in 2016 of $39 million and deferred income tax benefits of $16 million reflected in 2016 due to a 1% reduction in the United Kingdom corporate income tax rate.

The 2017 Tax Reform most notably lowered the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, and created a one-time repatriation tax on undistributed foreign earnings and profits. The $731 million of lower income tax expense was comprised of benefits from reductions in deferred income tax liabilities of $1,150 million, partially offset by an accrual for the deemed repatriation of undistributed foreign earnings and profits totaling $419 million.

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

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. A credit of $0.024 per kilowatt hour was applied to 2017 production and a credit of $0.023 per kilowatt hour was applied to 2016 and 2015 production, respectively, which resulted in production tax credits of $495 million in 2017, $398 million in 2016 and $291 million in 2015.

Equity (Loss) Income

Equity (loss) income for the years ended December 31 is summarized as follows (in millions):

	2017	2016	Change		2016	2015	Change
Equity (loss) income:
ETT	$(62)	$95	$(157)	*	$95	$81	$14	17%
Tax equity investments	(120)	(10)	(110)	*	(10)	(1)	(9)	*
Agua Caliente	24	25	(1)	(4)%	25	24	1	4
HomeServices	6	6	—	—	6	6	—	—
Other	1	7	(6)	(86)	7	5	2	40
Total equity (loss) income	$(151)	$123	$(274)	*	$123	$115	$8	7

* Not meaningful

Equity (loss) income decreased $274 million for 2017 compared to 2016 primarily due to the impacts of 2017 Tax Reform, which decreased equity income by $228 million mainly due to equity earnings charges recognized totaling $154 million for amounts to be returned to the customers of equity investments in regulated entities. These investments include pass-through entities for income tax purposes and the lower equity income is entirely offset by lower income tax expense as a result of benefits from reductions in deferred income tax liabilities. Equity income also decreased due to lower pre-tax equity earnings from tax equity investments mainly due to unfavorable operating results and lower equity earnings at Electric Transmission Texas, LLC primarily due to the impacts of new retail rates effective March 2017.

Equity income increased $8 million for 2016 compared to 2015 primarily due to higher equity earnings of $14 million at Electric Transmission Texas, LLC from continued investment and additional plant placed in-service, partially offset by a pre-tax loss of $9 million from tax equity investments at BHE Renewables.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $12 million for 2017 compared to 2016 mainly due to higher earnings at HomeServices' franchise business.

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

As of December 31, 2017, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$346	$14	$172	$62	$55	$44	$242	$935

Credit facilities(1)	3,600	1,000	909	650	203	1,054	1,635	9,051
Less:
Short-term debt	(3,331)	(80)	—	—	—	(345)	(732)	(4,488)
Tax-exempt bond support and letters of credit	(7)	(130)	(370)	(80)	—	(7)	—	(594)
Net credit facilities	262	790	539	570	203	702	903	3,969

Total net liquidity	$608	$804	$711	$632	$258	$746	$1,145	$4,904
Credit facilities:
Maturity dates	2018, 2020	2020	2018, 2020	2020	2020	2018, 2019, 2022	2018, 2022

(1)    Includes amounts borrowed on a short-term loan totaling $600 million at BHE that was repaid in full in January 2018.

Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding the Company's credit facilities, letters of credit, equity commitments and other related items.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $6.07 billion and $6.06 billion, respectively. The increase was primarily due to improved operating results, changes in working capital and the payment for the USA Power litigation in 2016, partially offset by a reduction in income tax receipts.

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $6.1 billion and $7.0 billion, respectively. The change was primarily due to lower income tax receipts of $618 million and payment for the USA Power litigation of $123 million.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

The 2017 Tax Reform reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, creates a one-time repatriation tax of foreign earnings and profits to be paid over the next eight years, eliminates bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and extends and modifies the additional first-year bonus depreciation for non-regulated property. BHE's regulated subsidiaries anticipate passing the benefits of lower tax expense to customers through regulatory mechanisms. The 2017 Tax Reform and the related regulatory outcomes will result in lower revenue, income taxes and cash flow in future years. BHE does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates were set at 50% in 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Production tax credits were extended and phased-out for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2019. Production tax credits are maintained at full value through 2016, at 80% of the published rate in 2017, at 60% of the published rate in 2018, and 40% of the published rate in 2019. Investment tax credits were extended and phased-down for solar projects that are under construction before the end of 2021 (investment tax credit rates are 30% through 2019, 26% in 2020 and 22% in 2021; they revert to the statutory rate of 10% thereafter). The Company's cash flows from operations are expected to benefit from PATH due to bonus depreciation on qualifying assets through 2019 and from the 2017 Tax Reform for non-regulated property through 2026, production tax credits through 2029 and investment tax credits earned on qualifying wind and solar projects through 2021, respectively. As a result of 2017 Tax Reform, bonus depreciation on qualifying assets acquired after September 27, 2017 is eliminated for regulated utility property and is extended and modified for non-regulated property. The Company believes property acquired on or before September 27, 2017 will remain subject to PATH.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(6.1) billion and $(5.7) billion, respectively. The change was primarily due to higher cash paid for acquisitions of $1.0 billion, partially offset by lower capital expenditures of $519 million and lower funding of tax equity investments. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(5.7) billion and $(6.2) billion, respectively. The change was primarily due to lower capital expenditures of $785 million, partially offset by higher funding of tax equity investments.

Acquisitions

In 2017, the Company completed various acquisitions totaling $1.1 billion, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses, development and construction costs for the 110-megawatt Alamo 6 and the 50-megawatt Pearl solar projects, and the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power. As a result of the various acquisitions, the Company acquired assets of $1.1 billion, assumed liabilities of $487 million and recognized goodwill of $508 million.

In 2016 and 2015, the Company completed various acquisitions totaling $66 million and $164 million, net of cash acquired, respectively. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed. The assets acquired consisted of property, plant and equipment, development and construction costs for renewable projects, other working capital items, goodwill of $50 million and $33 million, respectively, and other identifiable intangible assets. The liabilities assumed totaled $54 million and $84 million, respectively.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2017 were $274 million. Sources of cash totaled $4.1 billion and consisted of net proceeds from short-term debt of $2.4 billion and proceeds from subsidiary debt issuances totaling $1.7 billion. Uses of cash totaled $3.9 billion and consisted mainly of $2.3 billion for repayments of BHE senior debt and junior subordinated debentures, $1.0 billion for repayments of subsidiary debt and tender offer premiums paid of $435 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2015	2016	2017	2018	2019	2020

PacifiCorp	$916	$903	$769	$1,212	$2,100	$1,802
MidAmerican Funding	1,448	1,637	1,776	2,396	1,711	897
NV Energy	571	529	456	524	557	448
Northern Powergrid	674	579	579	700	621	478
BHE Pipeline Group	240	226	286	435	344	234
BHE Transmission	966	466	334	243	221	292
BHE Renewables	1,034	719	323	869	86	87
HomeServices	16	20	37	48	29	29
BHE and Other	10	11	11	16	13	12
Total	$5,875	$5,090	$4,571	$6,443	$5,682	$4,279

	Historical			Forecast
	2015	2016	2017	2018	2019	2020

Wind generation	$1,177	$1,712	$1,291	$2,662	$2,219	$1,192
Solar generation	786	69	129	36	42	18
Electric transmission	936	448	343	248	365	551
Environmental	134	70	91	104	29	53
Other growth	394	414	560	741	609	258
Operating	2,448	2,377	2,157	2,652	2,418	2,207
Total	$5,875	$5,090	$4,571	$6,443	$5,682	$4,279

The Company's historical and forecast capital expenditures consisted mainly of the following:

•	Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $657 million for 2017, $943 million for 2016 and $931 million for 2015. MidAmerican Energy placed in-service 334 MW (nominal ratings) during 2017, 600 MW (nominal ratings) during 2016 and 608 MW (nominal ratings) during 2015. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities, including the additions in 2017 and facilities expected to be placed in-service in 2018 and 2019. MidAmerican Energy expects to spend $1,132 million in 2018, $1,038 million in 2019 and $329 million in 2020 for these additional wind-powered generating facilities. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of the federal production tax credits available.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $5 million for 2017 and $31 million for 2016. The new wind-powered generating facilities are expected to be placed in-service in 2020. Planned spending for the new wind-powered generating facilities totals $200 million in 2018, $421 million in 2019 and $588 million in 2020, plus approximately $300 million for an assumed vendor supplied financing transaction to be paid in 2020 that is not included in the table above. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $109 million for 2017, $602 million for 2016 and $246 million for 2015. BHE Renewables placed in-service 472 MW during 2016 and 300 MW during 2015. BHE Renewables anticipates costs will total an additional $734 million in 2018 for development and construction of up to 512 MW of wind-powered generating facilities.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy totaling $520 million for 2017 and $147 million for 2016. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered generating facilities totals $596 million in 2018, $758 million in 2019 and $276 million in 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service.

•	Solar generation includes the following:

◦
Construction of the community solar gardens project in Minnesota totaling $121 million for 2017, $56 million for 2016 and $3 million for 2015. BHE Renewables expects to spend an additional $26 million in 2018 to complete the project, which will be comprised of 28 locations with a nominal facilities capacity of 98 MW.

◦
Final construction costs for the Solar Star and Topaz Projects totaling $738 million for 2015. Both projects declared the commercial operation date in accordance with the respective power purchase agreements and achieved completion under the respective engineering, procurement and construction agreements and financing documents in 2015.

•
Electric transmission includes PacifiCorp's costs associated with main grid reinforcement and the Energy Gateway Transmission Expansion Program, MidAmerican Energy's MVPs approved by the MISO for the construction of approximately 250 miles of 345 kV transmission line located in Iowa and Illinois and ALP's directly assigned projects from the AESO, .

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

Contractual Obligations
The Company has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes the Company's material contractual cash obligations as of December 31, 2017 (in millions):

	Payments Due By Periods
		2019-	2021-	2023 and
	2018	2020	2022	After	Total

BHE senior debt	$1,000	$350	$—	$5,146	$6,496
BHE junior subordinated debentures	—	—	—	100	100
Subsidiary debt	2,431	3,427	2,724	20,198	28,780
Interest payments on long-term debt(1)	1,769	3,040	2,760	16,457	24,026
Short-term debt	4,488	—	—	—	4,488
Fuel, capacity and transmission contract commitments(1)	2,098	3,072	2,265	10,044	17,479
Construction commitments(1)	1,120	62	—	—	1,182
Operating leases and easements(1)	180	298	232	1,297	2,007
Other(1)	290	572	571	1,189	2,622
Total contractual cash obligations	$13,376	$10,821	$8,552	$54,431	$87,180

(1)	Not reflected on the Consolidated Balance Sheets.

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

Additionally, the Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $403 million, $584 million and $170 million in 2017, 2016 and 2015, respectively, and has commitments as of December 31, 2017, subject to satisfaction of certain specified conditions, to provide equity contributions of $265 million in 2018 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

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

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state’s zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC’s energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both lawsuits. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit. Parties have filed briefs and presented oral argument. MidAmerican Energy cannot predict the outcome of these lawsuits.

On January 9, 2017, the Electric Power Supply Association filed two requests with the FERC seeking to expand Minimum Offer Price Rule ("MOPR") provisions to apply to existing resources receiving zero emission credit compensation. If successful, an expanded MOPR could result in an increased risk of Quad Cities Station not clearing in future capacity auctions and Exelon Generation no longer receiving capacity revenues for the facility. As majority owner and operator of Quad Cities Station, Exelon Generation has filed protests at the FERC in response to each filing. The timing of the FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion regarding environmental laws and regulations and "Liquidity and Capital Resources" for discussion of the Company's forecast environmental-related capital expenditures.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, the applicable entities' credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2017, the Company would have been required to post $440 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 14 of Notes to Consolidated Financial Statements for a discussion of the Company's collateral requirements specific to its derivative contracts.

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

As of December 31, 2017, the Company's investments that are accounted for under the equity method had short- and long-term debt of $2.5 billion, unused revolving credit facilities of $365 million and letters of credit outstanding of $88 million. As of December 31, 2017, the Company's pro-rata share of such short- and long-term debt was $1.2 billion, unused revolving credit facilities was $151 million and outstanding letters of credit was $43 million. The entire amount of the Company's pro-rata share of the outstanding short- and long-term debt and unused revolving credit facilities is non-recourse to the Company. The entire amount of the Company's pro-rata share of the outstanding letters of credit is recourse to the Company. Although the Company is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

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

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at the federal, state and provincial levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $3.0 billion and total regulatory liabilities were $7.5 billion as of December 31, 2017. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Regulated Businesses' regulatory assets and liabilities.

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

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. As of December 31, 2017, the Company had a net derivative liability of $120 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are important because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2017, the Company had a net derivative asset of $103 million related to contracts where the Company uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

The majority of the Company's commodity derivative contracts are probable of inclusion in the rates of its rate-regulated subsidiaries, and changes in the estimated fair value of derivative contracts are generally recorded as net regulatory assets or liabilities. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2017, the Company had $119 million recorded as net regulatory assets related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Goodwill and Long-Lived Assets

The Company's Consolidated Balance Sheet as of December 31, 2017 includes goodwill of acquired businesses of $9.7 billion. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2017. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. Refer to Note 21 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's goodwill.

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2017, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Pension and Other Postretirement Benefits

Certain of the Company's subsidiaries sponsor defined benefit pension and other postretirement benefit plans that cover the majority of employees. The Company recognizes the funded status of the defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2017, the Company recognized a net liability totaling $63 million for the funded status of the defined benefit pension and other postretirement benefit plans. As of December 31, 2017, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets totaled $606 million and in AOCI totaled $530 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. The Company believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about the defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2017.

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

	Domestic Plans
			Other Postretirement		United Kingdom
	Pension Plans		Benefit Plans		Pension Plan
	+0.5%	-0.5%	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2017
Benefit Obligations:
Discount rate	$(155)	$170	$(31)	$34	$(197)	$222

Effect on 2017 Periodic Cost:
Discount rate	$(2)	$—	$1	$—	$(18)	$19
Expected rate of return on plan assets	(12)	12	(3)	3	(10)	10

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

It is probable the Company's regulated businesses will pass income tax benefits and expense related to the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences on to their customers in certain state and provincial jurisdictions. As of December 31, 2017, these amounts were recognized as a net regulatory liability of $4.0 billion and will be included in regulated rates when the temporary differences reverse.

The 2017 Tax Reform creates a one-time repatriation tax on the Company's undistributed foreign corporations' post-1986 accumulated earnings and profits. Therefore, the cumulative undistributed foreign earnings were deemed repatriated to the United States as of December 31, 2017. The Company currently does not believe the deemed repatriation has altered the Company's existing assertion that undistributed earnings will be reinvested indefinitely; however, the Company periodically evaluates its capital requirements and that conclusion could change. As a result of the 2017 Tax Reform, future undistributed earnings are not expected to be subject to tax in the United States.

Revenue Recognition - Unbilled Revenue

Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters, fixed reservation charges based on contractual quantities and rates or, in the case of the Great Britain distribution businesses, when information is received from the national settlement system. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $665 million as of December 31, 2017. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month and billed revenue is recorded based on the subsequent meter readings.

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

Commodity Price Risk

The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. The Company also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. The Company does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. The Company's exposure to commodity price risk is generally limited by its ability to include commodity costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates, as well as the impact of any customer sharing resulting from cost adjustment mechanisms.

The table that follows summarizes the Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $76 million and $74 million, respectively, as of December 31, 2017 and 2016, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2017:
Not designated as hedging contracts	$(32)	$(18)	$(46)
Designated as hedging contracts	(1)	35	(37)
Total commodity derivative contracts	$(33)	$17	$(83)

As of December 31, 2016
Not designated as hedging contracts	$(71)	$(37)	$(105)
Designated as hedging contracts	(16)	19	(51)
Total commodity derivative contracts	$(87)	$(18)	$(156)

The settled cost of certain of the Company's commodity derivative contracts not designated as hedging contracts is included in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, wholesale natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms. As of December 31, 2017 and 2016, a net regulatory asset of $119 million and $148 million, respectively, was recorded related to the net derivative liability of $32 million and $71 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables. For the Company's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose the Company to earnings volatility.

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

As of December 31, 2017 and 2016, the Company had short- and long-term variable-rate obligations totaling $6.4 billion and $4.2 billion, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2017 and 2016.

The Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. Changes in fair value of agreements designated as cash flow hedges are reported in accumulated other comprehensive income to the extent the hedge is effective until the forecasted transaction occurs. Changes in fair value of agreements not designated as hedging contracts are recognized in earnings. As of December 31, 2017 and 2016, the Company had variable-to-fixed interest rate swaps with notional amounts of $679 million and $714 million, respectively, and £136 million and £0 million, respectively, to protect the Company against an increase in interest rates. Additionally, as of December 31, 2017 and 2016, the Company had mortgage commitments, net, with notional amounts of $422 million and $309 million, respectively, to protect the Company against an increase in interest rates. The fair value of the Company's interest rate derivative contracts was a net derivative asset of $16 million and $10 million, respectively, as of December 31, 2017 and 2016. A hypothetical 20 basis point increase and a 20 basis point decrease in interest rates would not have a material impact on the Company.

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

As of December 31, 2017 and 2016, the Company's investment in BYD Company Limited common stock represented approximately 81% and 75%, respectively, of the total fair value of the Company's equity securities. The majority of the Company's remaining equity securities related to certain trust funds in which realized and unrealized gains and losses are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. The following table summarizes the Company's investment in BYD Company Limited as of December 31, 2017 and 2016 and the effects of a hypothetical 30% increase and a 30% decrease in market price as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

			Estimated	Hypothetical
		Hypothetical	Fair Value after	Percentage Increase
	Fair	Price	Hypothetical	(Decrease) in BHE
	Value	Change	Change in Prices	Shareholders' Equity

As of December 31, 2017	$1,961	30% increase	$2,549	1%
		30% decrease	1,373	(1)

As of December 31, 2016	$1,185	30% increase	$1,541	1%
		30% decrease	830	(1)

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

Northern Powergrid's functional currency is the British pound. As of December 31, 2017, a 10% devaluation in the British pound to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $409 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for Northern Powergrid of $25 million in 2017.

AltaLink's functional currency is the Canadian dollar. As of December 31, 2017, a 10% devaluation in the Canadian dollar to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $312 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for AltaLink of $17 million in 2017.

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

As of December 31, 2017, PacifiCorp's aggregate credit exposure from wholesale activities totaled $127 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2017, $125 million, or 98.5%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2017, three counterparties comprised $91 million, or 72%, of the aggregate credit exposure. The three counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2017.

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2017, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

As of December 31, 2017, NV Energy's aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

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

Northern Powergrid

The Northern Powergrid Distribution Companies charge fees for the use of their distribution systems to supply companies. The supply companies purchase electricity from generators and traders, sell the electricity to end-use customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to the multilateral "Distribution Connection and Use of System Agreement." The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses. During 2017, RWE Npower PLC and certain of its affiliates and British Gas Trading Limited represented approximately 21% and 15%, respectively, of the total combined distribution revenue of the Northern Powergrid Distribution Companies. The industry operates in accordance with a framework which sets credit limits for each supply business based on its credit rating or payment history and requires them to provide credit cover if their value at risk (measured as being equivalent to 45 days usage) exceeds the credit limit. Acceptable credit typically is provided in the form of a parent company guarantee, letter of credit or an escrow account. Ofgem has indicated that, provided the Northern Powergrid Distribution Companies have implemented credit control, billing and collection in line with best practice guidelines and can demonstrate compliance with the guidelines or are able to satisfactorily explain departure from the guidelines, any bad debt losses arising from supplier default will be recovered through an increase in future allowed income. Losses incurred to date have not been material.

AltaLink

AltaLink's primary source of operating revenue is the AESO, an entity rated AA- by Standard and Poor's. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations would significantly impair AltaLink's ability to meet its existing and future obligations. Total operating revenue for AltaLink was $699 million for the year ended December 31, 2017.

BHE Renewables

BHE Renewables owns independent power projects in the United States and the Philippines that generally have separate project financing agreements. These projects source of operating revenue is derived primarily from long-term power purchase agreements with single customers, primarily utilities, which expire between 2017 and 2040. Because of the dependence generally from a single customer at each project, any material failure of the customer to fulfill its obligations would significantly impair that project's ability to meet its existing and future obligations. Total operating revenue for BHE Renewables was $838 million for the year ended December 31, 2017.

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

As of December 31, 2017, MES' aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)(ii) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/	Deloitte & Touche LLP

Des Moines, Iowa
February 23, 2018

We have served as the Company's auditor since 1991.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$935	$721
Restricted cash and short-term investments	327	211
Trade receivables, net	2,014	1,751
Income taxes receivable	334	—
Inventories	888	925
Mortgage loans held for sale	465	359
Other current assets	815	706
Total current assets	5,778	4,673

Property, plant and equipment, net	65,871	62,509
Goodwill	9,678	9,010
Regulatory assets	2,761	4,307
Investments and restricted cash and investments	4,872	3,945
Other assets	1,248	996

Total assets	$90,208	$85,440

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2017	2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,519	$1,317
Accrued interest	488	454
Accrued property, income and other taxes	354	389
Accrued employee expenses	274	261
Short-term debt	4,488	1,869
Current portion of long-term debt	3,431	1,006
Other current liabilities	1,049	1,017
Total current liabilities	11,603	6,313

BHE senior debt	5,452	7,418
BHE junior subordinated debentures	100	944
Subsidiary debt	26,210	26,748
Regulatory liabilities	7,309	2,933
Deferred income taxes	8,242	13,879
Other long-term liabilities	2,984	2,742
Total liabilities	61,900	60,977

Commitments and contingencies (Note 16)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,368	6,390
Retained earnings	22,206	19,448
Accumulated other comprehensive loss, net	(398)	(1,511)
Total BHE shareholders' equity	28,176	24,327
Noncontrolling interests	132	136
Total equity	28,308	24,463

Total liabilities and equity	$90,208	$85,440

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Energy	$15,171	$14,621	$15,354
Real estate	3,443	2,801	2,526
Total operating revenue	18,614	17,422	17,880

Operating costs and expenses:
Energy:
Cost of sales	4,518	4,315	5,079
Operating expense	3,773	3,707	3,732
Depreciation and amortization	2,580	2,560	2,399
Real estate	3,229	2,589	2,342
Total operating costs and expenses	14,100	13,171	13,552

Operating income	4,514	4,251	4,328

Other income (expense):
Interest expense	(1,841)	(1,854)	(1,904)
Capitalized interest	45	139	74
Allowance for equity funds	76	158	91
Interest and dividend income	111	120	107
Other, net	(398)	36	39
Total other income (expense)	(2,007)	(1,401)	(1,593)

Income before income tax (benefit) expense and equity (loss) income	2,507	2,850	2,735
Income tax (benefit) expense	(554)	403	450
Equity (loss) income	(151)	123	115
Net income	2,910	2,570	2,400
Net income attributable to noncontrolling interests	40	28	30
Net income attributable to BHE shareholders	$2,870	$2,542	$2,370

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$2,910	$2,570	$2,400

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $9, $11 and $17	64	(9)	52
Foreign currency translation adjustment	546	(583)	(680)
Unrealized gains (losses) on available-for-sale securities, net of tax of $270, $(19) and $129	500	(30)	225
Unrealized gains (losses) on cash flow hedges, net of tax of $(7), $13 and $(7)	3	19	(11)
Total other comprehensive income (loss), net of tax	1,113	(603)	(414)

Comprehensive income	4,023	1,967	1,986
Comprehensive income attributable to noncontrolling interests	40	28	30
Comprehensive income attributable to BHE shareholders	$3,983	$1,939	$1,956

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2014	77	$—	$6,423	$14,513	$(494)	$131	$20,573
Adoption of ASC 853	—	—	—	56	—	11	67
Net income	—	—	—	2,370	—	18	2,388
Other comprehensive loss	—	—	—	—	(414)	—	(414)
Distributions	—	—	—	—	—	(21)	(21)
Common stock purchases	—	—	(3)	(33)	—	—	(36)
Other equity transactions	—	—	(17)	—	—	(5)	(22)
Balance, December 31, 2015	77	—	6,403	16,906	(908)	134	22,535
Net income	—	—	—	2,542	—	14	2,556
Other comprehensive loss	—	—	—	—	(603)	—	(603)
Distributions	—	—	—	—	—	(20)	(20)
Other equity transactions	—	—	(13)	—	—	8	(5)
Balance, December 31, 2016	77	—	6,390	19,448	(1,511)	136	24,463
Net income	—	—	—	2,870	—	22	2,892
Other comprehensive income	—	—	—	—	1,113	—	1,113
Distributions	—	—	—	—	—	(22)	(22)
Common stock purchases	—	—	(1)	(18)	—	—	(19)
Common stock exchange	—	—	(6)	(94)	—	—	(100)
Other equity transactions	—	—	(15)	—	—	(4)	(19)
Balance, December 31, 2017	77	$—	$6,368	$22,206	$(398)	$132	$28,308

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$2,910	$2,570	$2,400
Adjustments to reconcile net income to net cash flows from operating activities:
Loss (gain) on other items, net	455	62	(8)
Depreciation and amortization	2,646	2,591	2,428
Allowance for equity funds	(76)	(158)	(91)
Equity loss (income), net of distributions	260	(67)	(38)
Changes in regulatory assets and liabilities	31	(34)	356
Deferred income taxes and amortization of investment tax credits	19	1,090	1,265
Other, net	(2)	(142)	19
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(86)	(158)	(9)
Derivative collateral, net	(22)	32	(14)
Pension and other postretirement benefit plans	(91)	(79)	(11)
Accrued property, income and other taxes	(28)	377	877
Accounts payable and other liabilities	50	(28)	(194)
Net cash flows from operating activities	6,066	6,056	6,980

Cash flows from investing activities:
Capital expenditures	(4,571)	(5,090)	(5,875)
Acquisitions, net of cash acquired	(1,113)	(66)	(164)
Increase in restricted cash and investments	(81)	(36)	(28)
Purchases of available-for-sale securities	(190)	(141)	(144)
Proceeds from sales of available-for-sale securities	202	191	142
Equity method investments	(368)	(570)	(202)
Other, net	(12)	(34)	41
Net cash flows from investing activities	(6,133)	(5,746)	(6,230)

Cash flows from financing activities:
Repayments of BHE senior debt and junior subordinated debentures	(2,323)	(2,000)	(850)
Common stock purchases	(19)	—	(36)
Proceeds from subsidiary debt	1,763	2,327	2,479
Repayments of subsidiary debt	(1,000)	(1,831)	(1,354)
Net proceeds from (repayments of) short-term debt	2,361	879	(421)
Tender offer premium paid	(435)	—	—
Other, net	(73)	(65)	(73)
Net cash flows from financing activities	274	(690)	(255)

Effect of exchange rate changes	7	(7)	(4)

Net change in cash and cash equivalents	214	(387)	491
Cash and cash equivalents at beginning of period	721	1,108	617
Cash and cash equivalents at end of period	$935	$721	$1,108

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Operations

Berkshire Hathaway Energy Company ("BHE") is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry (collectively with its subsidiaries, the "Company") and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("AltaLink") (which primarily consists of AltaLink, L.P. ("ALP")) and BHE U.S. Transmission, LLC), BHE Renewables and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in solar, wind, geothermal and hydroelectric projects, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

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

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at the federal, state and provincial levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Alternative valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

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

The Company utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate the ability to exercise significant influence is restricted. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying value of the investment by the Company's share of the net earnings or losses and other comprehensive income (loss) ("OCI") of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. Certain equity investments are presented on the Consolidated Balance Sheets net of related investment tax credits.

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

Allowance for Doubtful Accounts

Trade receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2017 and 2016, the allowance for doubtful accounts totaled $40 million and $33 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets.

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

Inventories

Inventories consist mainly of fuel, which includes coal stocks, stored gas and fuel oil, totaling $352 million and $402 million as of December 31, 2017 and 2016, respectively, and materials and supplies totaling $536 million and $523 million as of December 31, 2017 and 2016, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined primarily using the average cost method. The cost of stored gas is determined using either the last-in-first-out ("LIFO") method or the lower of average cost or market. With respect to inventories carried at LIFO cost, the replacement cost would be $22 million and $27 million higher as of December 31, 2017 and 2016, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, the Company estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2017, 2016 and 2015, the Company did not record any material goodwill impairments.

The Company records goodwill adjustments for (a) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill and (b) changes to the purchase price allocation prior to the end of the measurement period, which is not to exceed one year from the acquisition date.

Revenue Recognition

Energy Businesses

Revenue from energy business customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2017 and 2016, unbilled revenue was $665 million and $643 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets. Rates for energy businesses are established by regulators or contractual arrangements. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

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

Income Taxes

Berkshire Hathaway includes the Company in its consolidated United States federal income tax return. The Company's provision for income taxes has been computed on a stand-alone basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law which, among other items, reduces the federal corporate tax rate from 35% to 21%. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences that the Company's regulated businesses deems probable to be passed on to their customers in most state and provincial jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

The 2017 Tax Reform also creates a one-time repatriation tax on the Company's undistributed foreign corporations' post-1986 accumulated earnings and profits. Therefore, the cumulative undistributed foreign earnings were deemed repatriated to the United States as of December 31, 2017. The Company currently does not believe the deemed repatriation has altered the Company's existing assertion that undistributed earnings will be reinvested indefinitely; however, the Company periodically evaluates its capital requirements and that conclusion could change. As a result of the 2017 Tax Reform, future undistributed earnings are not expected to be subject to tax in the United States.

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

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Income Statement - Reporting Comprehensive Income." The amendments in this guidance require a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects that were created from the enactment of the 2017 Tax Reform. The reclassification is the difference between the historical income tax rates and the enacted rate for the items previously recorded in accumulated other comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted retrospectively to each period(s) in which the effect of the change in the 2017 Tax Reform is recognized. Considering the significant components of the Company's accumulated other comprehensive income relate to (a) unrecognized amounts on retirement benefits of foreign pension plans and (b) unrealized gains on available-for-sale securities, which were reclassified as required by ASU No. 2016-01 that was adopted on January 1, 2018, the adoption of ASU No. 2018-02 will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, which amends FASB ASC Topic 815, "Derivatives and Hedging." The amendments in this guidance update the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements, expands an entity's ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk. In addition, it eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item and also eases certain documentation and assessment requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. The Company adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. The Company adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. In January 2018, the FASB issued ASU No. 2018-01 that provides for an optional transition practical expedient allowing companies to not have to evaluate existing land easements if they were not previously accounted for under ASC Topic 840, "Leases." This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this guidance effective January 1, 2018 with a cumulative-effect increase to retained earnings of $1,085 million and a corresponding decrease to AOCI.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company adopted this guidance effective January 1, 2018 under the modified retrospective method and the adoption will not have an impact on its Consolidated Financial Statements but will increase the disclosures included within Notes to Consolidated Financial Statements. The timing and amount of revenue recognized after adoption of the new guidance will not be different than before as a majority of revenue is recognized when the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date. The Company's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by regulated energy, nonregulated energy and real estate, with further disaggregation of regulated energy by customer class and line of business and real estate by line of business.

(3)    Business Acquisitions

In 2017, the Company completed various acquisitions totaling $1.1 billion, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses, development and construction costs for the 110-megawatt Alamo 6 and the 50-megawatt Pearl solar projects, and the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power. As a result of the various acquisitions, the Company acquired assets of $1.1 billion, assumed liabilities of $487 million and recognized goodwill of $508 million.

In 2016 and 2015, the Company completed various acquisitions totaling $66 million and $164 million, net of cash acquired, respectively. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed. The assets acquired consisted of property, plant and equipment, development and construction costs for renewable projects, other working capital items, goodwill of $50 million and $33 million, respectively, and other identifiable intangible assets. The liabilities assumed totaled $54 million and $84 million, respectively.

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable
	Life	2017	2016
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$74,660	$71,536
Interstate natural gas pipeline assets	3-80 years	7,176	6,942
		81,836	78,478
Accumulated depreciation and amortization		(24,478)	(23,603)
Regulated assets, net		57,358	54,875

Nonregulated assets:
Independent power plants	5-30 years	6,010	5,594
Other assets	3-30 years	1,489	1,002
		7,499	6,596
Accumulated depreciation and amortization		(1,542)	(1,060)
Nonregulated assets, net		5,957	5,536

Net operating assets		63,315	60,411
Construction work-in-progress		2,556	2,098
Property, plant and equipment, net		$65,871	$62,509

Construction work-in-progress includes $2.2 billion and $1.8 billion as of December 31, 2017 and 2016, respectively, related to the construction of regulated assets.

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

Under joint facility ownership agreements, the Domestic Regulated Businesses, as tenants in common, have undivided interests in jointly owned generation, transmission, distribution and pipeline common facilities. The Company accounts for its proportionate share of each facility and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include the Company's share of the expenses of these facilities.

The amounts shown in the table below represent the Company's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2017 (dollars in millions):

			Accumulated	Construction
	Company	Facility In	Depreciation and	Work-in-
	Share	Service	Amortization	Progress
PacifiCorp:
Jim Bridger Nos. 1-4	67%	$1,442	$616	$12
Hunter No. 1	94	474	172	7
Hunter No. 2	60	297	106	1
Wyodak	80	469	216	1
Colstrip Nos. 3 and 4	10	247	131	4
Hermiston	50	180	81	1
Craig Nos. 1 and 2	19	365	231	3
Hayden No. 1	25	74	34	—
Hayden No. 2	13	43	21	—
Foote Creek	79	40	26	—
Transmission and distribution facilities	Various	794	238	67
Total PacifiCorp		4,425	1,872	96
MidAmerican Energy:
Louisa No. 1	88%	807	432	8
Quad Cities Nos. 1 and 2(1)	25	698	387	20
Walter Scott, Jr. No. 3	79	617	316	8
Walter Scott, Jr. No. 4(2)	60	456	112	1
George Neal No. 4	41	307	159	1
Ottumwa No. 1	52	567	206	40
George Neal No. 3	72	425	183	7
Transmission facilities	Various	249	87	1
Total MidAmerican Energy		4,126	1,882	86
NV Energy:
Navajo	11%	220	152	—
Valmy	50	388	233	1
Transmission facilities	Various	206	45	—
Total NV Energy		814	430	1
BHE Pipeline Group - common facilities	Various	286	169	—
Total		$9,651	$4,353	$183

(1)	Includes amounts related to nuclear fuel.

(2)	Facility in-service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $81 million, respectively.

(6)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future regulated rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2017	2016

Employee benefit plans(1)	16 years	$675	$816
Asset disposition costs	Various	387	281
Asset retirement obligations	13 years	334	301
Abandoned projects	3 years	156	159
Deferred operating costs	13 years	147	97
Deferred income taxes(2)	Various	143	1,754
Unrealized loss on regulated derivative contracts	4 years	122	154
Unamortized contract values	6 years	89	98
Deferred net power costs	2 years	58	38
Other	Various	839	759
Total regulatory assets		$2,950	$4,457

Reflected as:
Current assets		$189	$150
Noncurrent assets		2,761	4,307
Total regulatory assets		$2,950	$4,457

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)
Amounts primarily represent income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

The Company had regulatory assets not earning a return on investment of $1.1 billion and $2.8 billion as of December 31, 2017 and 2016, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2017	2016

Deferred income taxes(1)	Various	$4,143	$25
Cost of removal(2)	27 years	2,349	2,242
Levelized depreciation	22 years	332	244
Asset retirement obligations	35 years	177	122
Impact fees	6 years	89	90
Employee benefit plans(3)	11 years	69	25
Deferred net power costs	2 years	8	64
Unrealized gain on regulated derivative contracts	1 year	3	6
Other	Various	341	302
Total regulatory liabilities		$7,511	$3,120

Reflected as:
Current liabilities		$202	$187
Noncurrent liabilities		7,309	2,933
Total regulatory liabilities		$7,511	$3,120

(1)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. See Note 11 for further discussion of 2017 Tax Reform impacts.

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

(7)    Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following as of December 31 (in millions):

	2017	2016
Investments:
BYD Company Limited common stock	$1,961	$1,185
Rabbi trusts	441	403
Other	124	106
Total investments	2,526	1,694

Equity method investments:
Tax equity investments	1,025	741
Electric Transmission Texas, LLC	524	672
Bridger Coal Company	137	165
Other	148	142
Total equity method investments	1,834	1,720

Restricted cash and investments:
Quad Cities Station nuclear decommissioning trust funds	515	460
Other	348	282
Total restricted cash and investments	863	742

Total investments and restricted cash and investments	$5,223	$4,156

Reflected as:
Current assets	$351	$211
Noncurrent assets	4,872	3,945
Total investments and restricted cash and investments	$5,223	$4,156

Investments

BHE's investment in BYD Company Limited common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. Upon adoption of ASU No. 2016-01 effective January 1, 2018, all changes in fair value (whether realized or unrealized) will be recognized as gains or losses in the Consolidated Statements of Operations with a cumulative-effect increase to retained earnings as of the date of adoption totaling $1,085 million. The fair value of BHE's investment in BYD Company Limited common stock reflects a pre-tax unrealized gain of $1,729 million and $953 million as of December 31, 2017 and 2016, respectively.

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

Equity Method Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $403 million, $584 million and $170 million in 2017, 2016 and 2015, respectively, pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

BHE, through a subsidiary, owns 50% of Electric Transmission Texas, LLC, which owns and operates electric transmission assets in the Electric Reliability Council of Texas footprint. BHE, through a subsidiary, owns 66.67% of Bridger Coal Company ("Bridger Coal"), which is a coal mining joint venture that supplies coal to the Jim Bridger Nos. 1-4 generating facility. Bridger Coal is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. See Note 11 for discussion of 2017 Tax Reform impacts to equity earnings recorded for the year ending December 31, 2017.

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

(8)    Short-Term Debt and Credit Facilities

The following table summarizes BHE's and its subsidiaries' availability under their credit facilities as of December 31 (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total(1)
2017:
Credit facilities(2)	$3,600	$1,000	$909	$650	$203	$1,054	$1,635	$9,051
Less:
Short-term debt	(3,331)	(80)	—	—	—	(345)	(732)	(4,488)
Tax-exempt bond support and letters of credit	(7)	(130)	(370)	(80)	—	(7)	—	(594)
Net credit facilities	$262	$790	$539	$570	$203	$702	$903	$3,969

2016:
Credit facilities	$2,000	$1,000	$609	$650	$185	$986	$915	$6,345
Less:
Short-term debt	(834)	(270)	(99)	—	—	(289)	(377)	(1,869)
Tax-exempt bond support and letters of credit	(7)	(142)	(220)	(80)	—	(8)	—	(457)
Net credit facilities	$1,159	$588	$290	$570	$185	$689	$538	$4,019

(1)	The table does not include unused credit facilities and letters of credit for investments that are accounted for under the equity method.

(2)	Includes amounts borrowed on a short-term loan totaling $600 million at BHE that was repaid in full in January 2018.

As of December 31, 2017, the Company was in compliance with the covenants of its credit facilities and letter of credit arrangements.

BHE

BHE has a $2.0 billion unsecured credit facility expiring in June 2020 with a one-year extension option subject to lender consent and a $1.0 billion unsecured credit facility expiring in May 2018. These credit facilities, which are for general corporate purposes and also support BHE's commercial paper program and provide for the issuance of letters of credit, have variable interest rates based on the Eurodollar rate or a base rate, at BHE's option, plus a spread that varies based on BHE's credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2017 and 2016, the weighted average interest rate on commercial paper borrowings outstanding was 1.74% and 0.88%, respectively. These credit facilities require that BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

As of December 31, 2017 and 2016, BHE had $96 million and $123 million, respectively, of letters of credit outstanding, of which $7 million as of December 31, 2017 and 2016 were issued under the credit facilities. These letters of credit primarily support power purchase agreements and debt service requirements at certain subsidiaries of BHE Renewables, LLC expiring through December 2018 and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

As of December 31, 2017, BHE had a $600 million term loan outstanding expiring in June 2018. The term loan had a variable interest rate based on the Eurodollar rate, plus a fixed spread, or a base rate, at BHE's option. In January 2018, BHE repaid the term loan at par plus accrued interest. As of December 31, 2017, the interest rate on the outstanding term loan was 2.27%.

PacifiCorp

PacifiCorp has a $600 million unsecured credit facility expiring in June 2020 with two one-year extension options subject to lender consent and a $400 million unsecured credit facility expiring in June 2020 with a one-year extension option subject to lender consent. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have variable interest rates based on the Eurodollar rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2017 and 2016, the weighted average interest rate on commercial paper borrowings outstanding was 1.83% and 0.96%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2017 and 2016, PacifiCorp had $230 million and $269 million, respectively, of fully available letters of credit issued under committed arrangements. As of December 31, 2017 and 2016, $216 million and $255 million, respectively, of these letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations and expire through March 2019 and $14 million support certain transactions required by third parties and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

MidAmerican Funding

MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2020 with two one-year extension options subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities.

As of December 31, 2016, the weighted average interest rate on commercial paper borrowings outstanding was 0.73%. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

NV Energy

Nevada Power has a $400 million secured credit facility expiring in June 2020 and Sierra Pacific has a $250 million secured credit facility expiring in June 2020 each with two one-year extension options subject to lender consent. These credit facilities, which are for general corporate purposes and provide for the issuance of letters of credit, have a variable interest rate based on the Eurodollar rate or a base rate, at each of the Nevada Utilities' option, plus a spread that varies based on each of the Nevada Utilities' credit ratings for its senior secured long‑term debt securities. Amounts due under each credit facility are collateralized by each of the Nevada Utilities' general and refunding mortgage bonds. These credit facilities require that each of the Nevada Utilities' ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

Northern Powergrid

Northern Powergrid has a £150 million unsecured credit facility expiring in April 2020. The credit facility has a variable interest rate based on sterling London Interbank Offered Rate ("LIBOR") plus a spread that varies based on its credit ratings. The credit facility requires that the ratio of consolidated senior total net debt, including current maturities, to regulated asset value not exceed 0.8 to 1.0 at Northern Powergrid and 0.65 to 1.0 at Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc as of June 30 and December 31. Northern Powergrid's interest coverage ratio shall not be less than 2.5 to 1.0.

AltaLink

ALP has a C$750 million secured revolving credit facility expiring in December 2019 with a recurring one-year extension option subject to lender consent. The credit facility, which provides support for borrowings under the unsecured commercial paper program and may also be used for general corporate purposes, has a variable interest rate based on the Canadian bank prime lending rate or a spread above the Bankers' Acceptance rate, at ALP's option, based on ALP's credit ratings for its senior secured long-term debt securities. In addition, ALP has a C$75 million secured revolving credit facility expiring in December 2019 with a recurring one-year extension option subject to lender consent. The credit facility, which may be used for general corporate purposes and letters of credit, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at ALP's option, based on ALP's credit ratings for its senior secured long-term debt securities. At the renewal date, ALP has the option to convert these facilities to one-year term facilities.

As of December 31, 2017 and 2016, ALP had $121 million and $26 million outstanding under these facilities at a weighted average interest rate of 1.42% and 0.99%, respectively. The credit facilities require the consolidated indebtedness to total capitalization not exceed 0.75 to 1.0 measured as of the last day of each quarter.

AltaLink Investments, L.P. has a C$300 million unsecured revolving term credit facility expiring in December 2022 and a C$200 million unsecured revolving credit facility expiring in December 2018 each with a recurring one-year extension option subject to lender consent. The credit facilities, which may be used for general corporate purposes and letters of credit to a maximum of C$10 million, have a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at AltaLink Investments, L.P.'s option, based on AltaLink Investments, L.P.'s credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2017 and 2016, AltaLink Investments, L.P. had $224 million and $263 million outstanding under these facilities at a weighted average interest rate of 2.40% and 1.74%, respectively. The credit facilities require the consolidated total debt to capitalization to not exceed 0.8 to 1.0 and earnings before interest, taxes, depreciation and amortization to interest expense for the four fiscal quarters ended to not be less than 2.25 to 1.0 measured as of the last day of each quarter.

HomeServices

HomeServices has a $600 million unsecured credit facility expiring in September 2022. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the LIBOR or a base rate, at HomeServices' option, plus a spread that varies based on HomeServices' total net leverage ratio as of the last day of each quarter. As of December 31, 2017 and 2016, HomeServices had $292 million and $50 million, respectively, outstanding under its credit facility with a weighted average interest rate of 2.75% and 1.77%, respectively.

Through its subsidiaries, HomeServices maintains mortgage lines of credit totaling $1.0 billion and $565 million as of December 31, 2017 and 2016, respectively, used for mortgage banking activities that expire beginning in January 2018 through December 2018 or are due on demand. The mortgage lines of credit have variable rates based on LIBOR plus a spread. Collateral for these credit facilities is comprised of residential property being financed and is equal to the loans funded with the facilities. As of December 31, 2017 and 2016, HomeServices had $440 million and $327 million, respectively, outstanding under these mortgage lines of credit at a weighted average interest rate of 3.60% and 2.77%, respectively.

BHE Renewables Letters of Credit

In connection with their bond offerings, Topaz and Solar Star entered into separate letter of credit and reimbursement facilities totaling $435 million and $627 million as of December 31, 2017 and 2016. Letters of credit issued under the letter of credit facilities will be used to (a) provide security under the power purchase agreement and large generator interconnection agreements, (b) fund the debt service reserve requirement and the operation and maintenance debt service reserve requirement and (c) provide security for remediation and mitigation liabilities. As of December 31, 2017 and 2016, $357 million and $599 million, respectively, of letters of credit had been issued under these facilities.

As of December 31, 2017 and 2016, certain other renewable projects collectively have letters of credit outstanding of $118 million and $106 million, respectively, primarily in support of the power purchase agreements associated with the projects.

(9)	BHE Debt

Senior Debt

BHE senior debt represents unsecured senior obligations of BHE that are redeemable in whole or in part at any time generally with make-whole premiums. BHE senior debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2017	2016

1.10% Senior Notes, due 2017	$—	$—	$400
5.75% Senior Notes, due 2018	650	650	649
2.00% Senior Notes, due 2018	350	350	349
2.40% Senior Notes, due 2020	350	349	349
3.75% Senior Notes, due 2023	500	498	497
3.50% Senior Notes, due 2025	400	398	397
8.48% Senior Notes, due 2028	301	302	477
6.125% Senior Bonds, due 2036	1,670	1,660	1,690
5.95% Senior Bonds, due 2037	550	547	547
6.50% Senior Bonds, due 2037	225	222	987
5.15% Senior Notes, due 2043	750	739	739
4.50% Senior Notes, due 2045	750	737	737
Total BHE Senior Debt	$6,496	$6,452	$7,818

Reflected as:
Current liabilities		$1,000	$400
Noncurrent liabilities		5,452	7,418
Total BHE Senior Debt		$6,452	$7,818

In January 2018, BHE issued $450 million of its 2.375% Senior Notes due 2021, $400 million of its 2.800% Senior Notes due 2023, $600 million of its 3.250% Senior Notes due 2028 and $750 million of its 3.800% Senior Notes due 2048. The net proceeds were used to refinance a portion of the Company's short-term indebtedness and for general corporate purposes.

In December 2017, BHE completed a cash tender offer for a portion of its 8.48% Senior Notes due 2028, 6.50% Senior Notes due 2037 and 6.125% Senior Notes due 2036. The total pre-tax costs of the tender offer of $410 million were recorded in other, net on the Consolidated Statement of Operations.

Junior Subordinated Debentures

BHE junior subordinated debentures consists of the following as of December 31 (in millions):

	Par Value	2017	2016

Junior subordinated debentures, due 2044	$—	$—	$944
Junior subordinated debentures, due 2057	100	100	—
Total BHE junior subordinated debentures - noncurrent	$100	$100	$944

During 2017, BHE repaid at par value a total of $944 million, plus accrued interest, of its junior subordinated debentures due December 2044. Interest expense to Berkshire Hathaway for the years ended December 31, 2017, 2016 and 2015 was $16 million, $65 million and $104 million, respectively.

In June 2017, BHE issued $100 million of its 5.00% junior subordinated debentures due June 2057 in exchange for 181,819 shares of BHE no par value common stock held by a minority shareholder. The junior subordinated debentures are redeemable at BHE's option at any time from and after June 15, 2037, at par plus accrued and unpaid interest. Interest expense to the minority shareholder for the year ended December 31, 2017 was $3 million.

(10)    Subsidiary Debt

BHE's direct and indirect subsidiaries are organized as legal entities separate and apart from BHE and its other subsidiaries. Pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties; the equity interest of MidAmerican Funding's subsidiary; MidAmerican Energy's electric utility properties in the state of Iowa; substantially all of Nevada Power's and Sierra Pacific's properties in the state of Nevada AltaLink's transmission properties; and substantially all of the assets of the subsidiaries of BHE Renewables that are direct or indirect owners of solar and wind generation projects are pledged or encumbered to support or otherwise provide the security for their related subsidiary debt. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets which are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The long-term debt of BHE's subsidiaries may include provisions that allow BHE's subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums.

Distributions at these separate legal entities are limited by various covenants including, among others, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2017, all subsidiaries were in compliance with their long-term debt covenants.

Long-term debt of subsidiaries consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2017	2016

PacifiCorp	$7,061	$7,025	$7,079
MidAmerican Funding	5,319	5,259	4,592
NV Energy	4,577	4,581	4,582
Northern Powergrid	2,792	2,805	2,379
BHE Pipeline Group	800	796	990
BHE Transmission	4,348	4,334	4,058
BHE Renewables	3,636	3,594	3,674
HomeServices	247	247	—
Total subsidiary debt	$28,780	$28,641	$27,354

Reflected as:
Current liabilities		$2,431	$606
Noncurrent liabilities		26,210	26,748
Total subsidiary debt		$28,641	$27,354

PacifiCorp

PacifiCorp's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs as of December 31 (dollars in millions):

	Par Value	2017	2016
First mortgage bonds:
2.95% to 8.53%, due through 2022	$1,875	$1,872	$1,872
2.95% to 8.23%, due 2023 to 2026	1,224	1,218	1,217
7.70% due 2031	300	298	298
5.25% to 6.25%, due 2034 to 2037	2,050	2,040	2,039
4.10% to 6.35%, due 2038 to 2042	1,250	1,236	1,235
Variable-rate series, tax-exempt bond obligations (2017-1.60% to 1.87%; 2016-0.69% to 0.86%):
Due 2018 to 2020	79	79	91
Due 2018 to 2025(1)	70	70	108
Due 2024(1)(2)	143	142	142
Due 2024 to 2025(2)	50	50	50
Capital lease obligations - 8.75% to 14.61%, due through 2035	20	20	27
Total PacifiCorp	$7,061	$7,025	$7,079

(1)	Supported by $216 million and $255 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2017 and 2016, respectively.

(2)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $27 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2017.

MidAmerican Funding

MidAmerican Funding's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
MidAmerican Funding:
6.927% Senior Bonds, due 2029	$239	$216	$291

MidAmerican Energy:
Tax-exempt bond obligations -
Variable-rate tax-exempt bond obligation series: (2017-1.91%, 2016-0.76%), due 2023-2047	370	368	219
First Mortgage Bonds:
2.40%, due 2019	500	499	499
3.70%, due 2023	250	248	248
3.50%, due 2024	500	501	501
3.10%, due 2027	375	372	—
4.80%, due 2043	350	346	345
4.40%, due 2044	400	394	394
4.25%, due 2046	450	445	445
3.95%, due 2047	475	470	—
Notes:
5.95% Series, due 2017	—	—	250
5.30% Series, due 2018	350	350	350
6.75% Series, due 2031	400	396	396
5.75% Series, due 2035	300	298	298
5.80% Series, due 2036	350	348	347
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	8	6	7
Capital lease obligations - 4.16%, due through 2020	2	2	2
Total MidAmerican Energy	5,080	5,043	4,301
Total MidAmerican Funding	$5,319	$5,259	$4,592

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048.

In December 2017, MidAmerican Funding completed a cash tender offer for a portion of its 6.927% Senior Bonds. The total pre-tax costs of the tender offer of $29 million were recorded in other, net on the Consolidated Statement of Operations.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the state of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2017, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $16 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2017 and 2016. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues and $180 million of the variable rate, tax-exempt bonds are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended.

NV Energy

NV Energy's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
NV Energy -
6.250% Senior Notes, due 2020	$315	$337	$363

Nevada Power:
General and refunding mortgage securities:
6.500% Series O, due 2018	324	324	324
6.500% Series S, due 2018	499	499	498
7.125% Series V, due 2019	500	499	499
6.650% Series N, due 2036	367	359	357
6.750% Series R, due 2037	349	348	345
5.375% Series X, due 2040	250	248	247
5.450% Series Y, due 2041	250	244	236
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.800% Pollution Control Bonds Series 2017A, due 2032(1)	40	40	—
1.600% Pollution Control Bonds Series 2017, due 2036(1)	40	39	—
1.600% Pollution Control Bonds Series 2017B, due 2039(1)	13	13	—
Variable-rate series - 1.890% to 1.928%
Pollution Control Bonds Series 2006A, due 2032	—	—	38
Pollution Control Bonds Series 2006, due 2036	—	—	37
Capital and financial lease obligations - 2.750% to 11.600%, due through 2054	475	475	485
Total Nevada Power	3,107	3,088	3,066

Sierra Pacific:
General and refunding mortgage securities:
3.375% Series T, due 2023	250	249	248
2.600% Series U, due 2026	400	396	395
6.750% Series P, due 2037	252	256	255
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.250% Pollution Control Series 2016A, due 2029(2)	20	20	20
1.500% Gas Facilities Series 2016A, due 2031(2)	59	58	58
3.000% Gas and Water Series 2016B, due 2036(3)	60	63	64
Variable-rate series (2017 - 1.690% to 1.840%, 2016 - 0.788% to 0.800%):
Water Facilities Series 2016C, due 2036	30	30	29
Water Facilities Series 2016D, due 2036	25	25	25
Water Facilities Series 2016E, due 2036	25	25	25
Capital and financial lease obligations (2017 - 2.700% to 10.396%, 2016 - 2.700% to 10.130%), due through 2054	34	34	34
Total Sierra Pacific	1,155	1,156	1,153
Total NV Energy	$4,577	$4,581	$4,582

(1)    Subject to mandatory purchase by Nevada Power in May 2020 at which date the interest rate may be adjusted from time to time.
(2)    Subject to mandatory purchase by Sierra Pacific in June 2019 at which date the interest rate may be adjusted from time to time.
(3)    Subject to mandatory purchase by Sierra Pacific in June 2022 at which date the interest rate may be adjusted from time to time.

The issuance of General and Refunding Mortgage Securities by the Nevada Utilities are subject to PUCN approval and are limited by available property and other provisions of the mortgage indentures for each of Nevada Power and Sierra Pacific. As of December 31, 2017, approximately $8.4 billion of Nevada Power's and $3.9 billion of Sierra Pacific's (based on original cost) property was subject to the liens of the mortgages.

Northern Powergrid

Northern Powergrid and its subsidiaries' long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2017	2016

8.875% Bonds, due 2020	$135	$144	$136
9.25% Bonds, due 2020	270	279	259
3.901% to 4.586% European Investment Bank loans, due 2018 to 2022	366	366	333
7.25% Bonds, due 2022	270	279	257
2.50% Bonds due 2025	203	200	182
2.073% European Investment Bank loan, due 2025	68	69	62
2.564% European Investment Bank loans, due 2027	338	336	308
7.25% Bonds, due 2028	250	256	234
4.375% Bonds, due 2032	203	199	182
5.125% Bonds, due 2035	270	267	243
5.125% Bonds, due 2035	203	200	183
Variable-rate bond, due 2026(2)	216	210	—
Total Northern Powergrid	$2,792	$2,805	$2,379

(1)	The par values for these debt instruments are denominated in sterling.

(2)
Amortizes semiannually and the Company has entered into an interest rate swap that fixes the interest rate on 85% of the outstanding debt. The variable interest rate as of December 31, 2017 was 2.27% while the fixed interest rate was 2.82%.

BHE Pipeline Group

BHE Pipeline Group's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
Northern Natural Gas:
5.75% Senior Notes, due 2018	$200	$200	$199
4.25% Senior Notes, due 2021	200	199	199
5.8% Senior Bonds, due 2037	150	149	149
4.1% Senior Bonds, due 2042	250	248	248
Total Northern Natural Gas	800	796	795

Kern River:
4.893% Senior Notes, due 2018	—	—	195

Total BHE Pipeline Group	$800	$796	$990

In April 2017, Kern River redeemed the remaining amount of its 4.893% Senior Notes due April 2018 at a redemption price determined in accordance with the terms of the indenture. The total pre-tax costs of the early redemption of $5 million were recorded in other, net on the Consolidated Statement of Operations.

BHE Transmission

BHE Transmission's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2017	2016
AltaLink Investments, L.P.:
Series 12-1 Senior Bonds, 3.674%, due 2019	$159	$162	$153
Series 13-1 Senior Bonds, 3.265%, due 2020	159	161	152
Series 15-1 Senior Bonds, 2.244%, due 2022	159	158	148
Total AltaLink Investments, L.P.	477	481	453

AltaLink, L.P.:
Series 2008-1 Notes, 5.243%, due 2018	159	159	148
Series 2013-2 Notes, 3.621%, due 2020	100	99	93
Series 2012-2 Notes, 2.978%, due 2022	219	218	204
Series 2013-4 Notes, 3.668%, due 2023	398	397	371
Series 2014-1 Notes, 3.399%, due 2024	278	278	260
Series 2016-1 Notes, 2.747%, due 2026	278	277	259
Series 2006-1 Notes, 5.249%, due 2036	119	119	111
Series 2010-1 Notes, 5.381%, due 2040	100	99	93
Series 2010-2 Notes, 4.872%, due 2040	119	119	111
Series 2011-1 Notes, 4.462%, due 2041	219	218	204
Series 2012-1 Notes, 3.990%, due 2042	418	412	385
Series 2013-3 Notes, 4.922%, due 2043	278	278	260
Series 2014-3 Notes, 4.054%, due 2044	235	233	218
Series 2015-1 Notes, 4.090%, due 2045	278	277	259
Series 2016-2 Notes, 3.717%, due 2046	358	356	333
Series 2013-1 Notes, 4.446%, due 2053	199	198	186
Series 2014-2 Notes, 4.274%, due 2064	103	103	97
Total AltaLink, L.P.	3,858	3,840	3,592

Other:
Construction Loan, 5.660%, due 2020	13	13	13

Total BHE Transmission	$4,348	$4,334	$4,058

(1)	The par values for these debt instruments are denominated in Canadian dollars.

BHE Renewables

BHE Renewables' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
Fixed-rate(1):
CE Generation Bonds, 7.416%, due 2018	$—	$—	$67
Salton Sea Funding Corporation Bonds, 7.475%, due 2018	—	—	31
Cordova Funding Corporation Bonds, 8.48% to 9.07%, due 2019	—	—	97
Bishop Hill Holdings Senior Notes, 5.125%, due 2032	94	93	99
Solar Star Funding Senior Notes, 3.950%, due 2035	314	310	311
Solar Star Funding Senior Notes, 5.375%, due 2035	975	965	966
Grande Prairie Wind Senior Notes, 3.860%, due 2037	408	404	414
Topaz Solar Farms Senior Notes, 5.750%, due 2039	755	745	780
Topaz Solar Farms Senior Notes, 4.875%, due 2039	219	217	229
Alamo 6 Senior Notes, 4.170%, due 2042	232	229	—
Other	19	19	22
Variable-rate(1):
Pinyon Pines I and II Term Loans, due 2019(2)	334	333	355
Wailuku Special Purpose Revenue Bonds, 0.90%, due 2021	—	—	7
TX Jumbo Road Term Loan, due 2025(2)	198	193	206
Marshall Wind Term Loan, due 2026(2)	88	86	90
Total BHE Renewables	$3,636	$3,594	$3,674

(1)	Amortizes quarterly or semiannually.

(2)
The term loans have variable interest rates based on LIBOR plus a margin that varies during the terms of the agreements. The Company has entered into interest rate swaps that fix the interest rate on 75% of the Pinyon Pines outstanding debt and 100% of the TX Jumbo Road and Marshall Wind outstanding debt. The variable interest rate as of December 31, 2017 and 2016 was 3.32% and 2.62%, respectively, while the fixed interest rates as of December 31, 2017 and 2016 ranged from 3.21% to 3.63%.

In December 2017, Wailuku River Hydroelectric Limited Partnership redeemed the remaining amount of its variable rate Special Purpose Revenue Bonds due December 2021 at a redemption price determined in accordance with the terms of the indenture.

In July 2017, Cordova Funding Corporation redeemed the remaining amount of its 8.48% to 9.07% Series A Senior Secured Bonds due December 2019, CE Generation, LLC redeemed the remaining amount of its 7.416% Senior Secured Bonds due December 2018, and Salton Sea Funding Corporation redeemed the remaining amount of its 7.475% Senior Secured Series F Bonds due November 2018, each at redemption prices determined in accordance with the terms of the respective indentures.

The total pre-tax costs of the early redemptions of $15 million were recorded in other, net on the Consolidated Statement of Operations.

HomeServices

HomeServices' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
Variable-rate(1):
Variable-rate term loan, 2017 - 2.819%, due 2022	$247	$247	$—

(1)	Amortizes quarterly.

Annual Repayments of Long-Term Debt

The annual repayments of BHE and subsidiary debt for the years beginning January 1, 2018 and thereafter, excluding fair value adjustments and unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

						2023 and
	2018	2019	2020	2021	2022	Thereafter	Total

BHE senior notes	$1,000	$—	$350	$—	$—	$5,146	$6,496
BHE junior subordinated debentures	—	—	—	—	—	100	100
PacifiCorp	588	351	39	425	606	5,052	7,061
MidAmerican Funding	350	501	2	—	—	4,466	5,319
NV Energy	844	520	336	27	28	2,822	4,577
Northern Powergrid	66	78	483	26	501	1,638	2,792
BHE Pipeline Group	200	—	—	200	—	400	800
BHE Transmission	160	160	269	—	378	3,381	4,348
BHE Renewables	209	473	168	175	172	2,439	3,636
HomeServices	14	20	27	33	153	—	247
Totals	$3,431	$2,103	$1,674	$886	$1,838	$25,444	$35,376

(11)    Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, the one-time repatriation tax of foreign earnings and profits and limitations on bonus depreciation for utility property. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, the Company reduced deferred income tax liabilities $7,115 million. As it is probable the change in deferred taxes for the Company's regulated businesses will be passed back to customers through regulatory mechanisms, the Company increased net regulatory liabilities by $5,950 million. The reduction in deferred income tax liabilities also resulted in a decrease in deferred income tax expense of $1,150 million, mostly driven by the Company's non-regulated businesses, primarily BHE Renewables, BHE's investment in BYD Company Limited and HomeServices.

As a result of the 2017 Tax Reform, BHE's consolidated net income increased by $516 million primarily due to benefits from reductions in deferred income tax liabilities of $1,150 million, partially offset by an accrual for the deemed repatriation of undistributed foreign earnings and profits totaling $419 million and equity earnings charges totaling $228 million mainly for amounts to be returned to the customers of equity investments in regulated entities.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. The Company has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of the repatriation tax on foreign earnings and interpretations of the bonus depreciation rules. The Company has determined the amounts recorded and the interpretations relating to these two items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. The Company believes the estimates for the repatriation tax to be reasonable, however, additional time is required to validate the inputs to the foreign earnings and profits calculation, the basis on which the repatriation tax is determined, and additional guidance is required to determine state income tax implications. The Company also believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

Income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2017	2016	2015
Current:
Federal	$(653)	$(743)	$(929)
State	(3)	1	29
Foreign	83	55	84
	(573)	(687)	(816)
Deferred:
Federal	(76)	1,164	1,310
State	100	(59)	(53)
Foreign	2	(7)	17
	26	1,098	1,274

Investment tax credits	(7)	(8)	(8)
Total	$(554)	$403	$450

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(20)	(14)	(11)
State income tax, net of federal income tax benefit	3	(1)	(1)
Effects of tax rate change and repatriation tax	(31)	—	—
Income tax effect of foreign income	(5)	(6)	(7)
Equity income	(2)	2	2
Other, net	(2)	(2)	(2)
Effective income tax rate	(22)%	14%	16%

Effects of 2017 Tax Reform have been included in state income tax, net of federal income tax benefit, effects of tax rate change and repatriation tax and equity income.

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

Berkshire Hathaway includes the Company in its United States federal income tax return. As of December 31, 2017, the Company had current income taxes receivable from Berkshire Hathaway of $334 million. As of December 31, 2016, the Company had current income taxes payable to Berkshire Hathaway of $27 million.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016
Deferred income tax assets:
Regulatory liabilities	$1,707	$909
Federal, state and foreign carryforwards	1,118	987
AROs	223	326
Employee benefits	45	209
Derivative contracts	2	29
Other	448	707
Total deferred income tax assets	3,543	3,167
Valuation allowances	(126)	(64)
Total deferred income tax assets, net	3,417	3,103

Deferred income tax liabilities:
Property-related items	(9,950)	(14,237)
Investments	(843)	(962)
Regulatory assets	(651)	(1,449)
Other	(215)	(334)
Total deferred income tax liabilities	(11,659)	(16,982)
Net deferred income tax liability	$(8,242)	$(13,879)

The following table provides the Company's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2017 (in millions):

	Federal	State	Foreign	Total
Net operating loss carryforwards(1)	$172	$10,813	$605	$11,590
Deferred income taxes on net operating loss carryforwards	$37	$858	$163	$1,058
Expiration dates	2023-2025	2018-2037	2035-2037

Tax credits	$31	$29	$—	$60
Expiration dates	2023- indefinite	2018- indefinite

(1)
The federal net operating loss carryforwards relate principally to net operating loss carryforwards of subsidiaries that are tax residents in both the United States and the United Kingdom. The federal net operating loss carryforwards were generated prior to Berkshire Hathaway Inc.'s ownership and will begin to expire in 2023.

The United States Internal Revenue Service has closed its examination of the Company's income tax returns through December 31, 2009. State tax agencies have closed their examinations of, or the statute of limitations has expired for, the Company's income tax returns through December 31, 2005, for California and Utah, through December 31, 2007 for Kansas and Minnesota, through December 31, 2008 for Illinois, through December 31, 2009 for Idaho, Montana, Nebraska and Oregon and through December 31, 2013 for Iowa. The closure of examinations, or the expiration of the statute of limitations, for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the examination is not closed.

A reconciliation of the beginning and ending balances of the Company's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$128	$198
Additions based on tax positions related to the current year	6	7
Additions for tax positions of prior years	70	6
Reductions for tax positions of prior years	(18)	(11)
Statute of limitations	(4)	(1)
Settlements	(1)	(67)
Interest and penalties	—	(4)
Ending balance	$181	$128

As of December 31, 2017 and 2016, the Company had unrecognized tax benefits totaling $158 million and $104 million, respectively, that if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective income tax rate.

(12)    Employee Benefit Plans

Defined Benefit Plans

Domestic Operations

PacifiCorp, MidAmerican Energy and NV Energy sponsor defined benefit pension plans that cover a majority of all employees of BHE and its domestic energy subsidiaries. These pension plans include noncontributory defined benefit pension plans, supplemental executive retirement plans ("SERP") and a restoration plan for certain executives of NV Energy. PacifiCorp, MidAmerican Energy and NV Energy also provide certain postretirement healthcare and life insurance benefits through various plans to eligible retirees.

Net Periodic Benefit Cost

For purposes of calculating the expected return on plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns over a five-year period beginning after the first year in which they occur.

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015

Service cost	$24	$29	$33	$9	$9	$11
Interest cost	116	126	121	29	31	31
Expected return on plan assets	(160)	(160)	(169)	(40)	(41)	(45)
Net amortization	25	46	53	(14)	(12)	(11)
Net periodic benefit cost (credit)	$5	$41	$38	$(16)	$(13)	$(14)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Plan assets at fair value, beginning of year	$2,525	$2,489	$666	$662
Employer contributions	64	78	5	2
Participant contributions	—	—	10	10
Actual return on plan assets	390	163	106	41
Settlement	(15)	(11)	—	—
Benefits paid	(203)	(194)	(51)	(49)
Plan assets at fair value, end of year	$2,761	$2,525	$736	$666

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Benefit obligation, beginning of year	$2,952	$2,934	$734	$740
Service cost	24	29	9	9
Interest cost	116	126	29	31
Participant contributions	—	—	10	10
Actuarial loss (gain)	132	67	(10)	(7)
Amendment	—	1	—	—
Settlement	(15)	(11)	—	—
Benefits paid	(203)	(194)	(51)	(49)
Benefit obligation, end of year	$3,006	$2,952	$721	$734
Accumulated benefit obligation, end of year	$2,988	$2,929

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Plan assets at fair value, end of year	$2,761	$2,525	$736	$666
Benefit obligation, end of year	3,006	2,952	721	734
Funded status	$(245)	$(427)	$15	$(68)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$66	$26	$32	$19
Other current liabilities	(14)	(15)	—	—
Other long-term liabilities	(297)	(438)	(17)	(87)
Amounts recognized	$(245)	$(427)	$15	$(68)

The SERPs and restoration plan have no plan assets; however, the Company has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERPs and restoration plan. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $272 million and $242 million as of December 31, 2017 and 2016, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets.

The fair value of plan assets, projected benefit obligation and accumulated benefit obligation for (1) pension and other postretirement benefit plans with a projected benefit obligation in excess of the fair value of plan assets and (2) pension plans with an accumulated benefit obligation in excess of the fair value of plan assets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Fair value of plan assets	$2,016	$1,841	$126	$413

Projected benefit obligation	$2,327	$2,294	$143	$500

Accumulated benefit obligation	$2,316	$2,278

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Net loss	$649	$775	$14	$88
Prior service credit	(3)	(7)	(37)	(52)
Regulatory deferrals	(4)	(7)	7	7
Total	$642	$761	$(16)	$43

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2017 and 2016 is as follows (in millions):

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Pension
Balance, December 31, 2015	$729	$(1)	$13	$741
Net loss (gain) arising during the year	76	(11)	—	65
Net prior service cost arising during the year	1	—	—	1
Net amortization	(45)	(1)	—	(46)
Total	32	(12)	—	20
Balance, December 31, 2016	761	(13)	13	761
Net (gain) loss arising during the year	(68)	(29)	3	(94)
Net amortization	(28)	(1)	4	(25)
Total	(96)	(30)	7	(119)
Balance, December 31, 2017	$665	$(43)	$20	$642

	Regulatory	Regulatory
	Asset	Liability	Total
Other Postretirement
Balance, December 31, 2015	$49	$(12)	$37
Net gain arising during the year	(5)	(1)	(6)
Net amortization	11	1	12
Total	6	—	6
Balance, December 31, 2016	55	(12)	43
Net gain arising during the year	(52)	(21)	(73)
Net amortization	7	7	14
Total	(45)	(14)	(59)
Balance, December 31, 2017	$10	$(26)	$(16)

The net loss, prior service credit and regulatory deferrals that will be amortized in 2018 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$32	$(1)	$(3)	$28
Other postretirement	1	(15)	1	(13)
Total	$33	$(16)	$(2)	$15

Plan Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015

Benefit obligations as of December 31:
Discount rate	3.60%	4.06%	4.43%	3.57%	4.01%	4.33%
Rate of compensation increase	2.75%	2.75%	2.75%	NA	NA	NA

Net periodic benefit cost for the years ended December 31:
Discount rate	4.06%	4.43%	4.00%	4.01%	4.33%	3.93%
Expected return on plan assets	6.55%	6.78%	6.88%	6.73%	7.03%	7.00%
Rate of compensation increase	2.75%	2.75%	2.75%	NA	NA	NA

In establishing its assumption as to the expected return on plan assets, the Company utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2017	2016
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	7.10%	7.40%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost for the year ended December 31, 2017	$—	$—
Other postretirement benefit obligation as of December 31, 2017	4	(4)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $39 million and $3 million, respectively, during 2018. Funding to the established pension trusts is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. The Company considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. The Company's funding policy for its other postretirement benefit plans is to generally contribute an amount equal to the net periodic benefit cost.

The expected benefit payments to participants in the Company's pension and other postretirement benefit plans for 2018 through 2022 and for the five years thereafter are summarized below (in millions):

	Projected Benefit
	Payments
		Other
	Pension	Postretirement

2018	$226	$54
2019	224	55
2020	224	57
2021	222	55
2022	214	54
2023-2027	979	243

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

The target allocations (percentage of plan assets) for the Company's pension and other postretirement benefit plan assets are as follows as of December 31, 2017:

Other
	Pension	Postretirement
	%	%
PacifiCorp:
Debt securities(1)	33-38	33-37
Equity securities(1)	49-60	61-65
Limited partnership interests	7-12	1-3
Other	0-1	0-1

MidAmerican Energy:
Debt securities(1)	20-50	25-45
Equity securities(1)	60-80	45-80
Real estate funds	2-8	—
Other	0-3	0-5

NV Energy:
Debt securities(1)	53-77	40
Equity securities(1)	23-47	60

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit pension plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Cash equivalents	$10	$76	$—	$86
Debt securities:
United States government obligations	218	—	—	218
Corporate obligations	—	350	—	350
Municipal obligations	—	16	—	16
Agency, asset and mortgage-backed obligations	—	110	—	110
Equity securities:
United States companies	622	—	—	622
International companies	136	—	—	136
Investment funds(2)	83	20	—	103
Total assets in the fair value hierarchy	$1,069	$572	$—	1,641
Investment funds(2) measured at net asset value				1,019
Limited partnership interests(3) measured at net asset value				63
Real estate funds measured at net asset value				38
Total assets measured at fair value				$2,761

As of December 31, 2016:
Cash equivalents	$4	$54	$—	$58
Debt securities:
United States government obligations	161	—	—	161
International government obligations	—	2	—	2
Corporate obligations	—	295	—	295
Municipal obligations	—	20	—	20
Agency, asset and mortgage-backed obligations	—	112	—	112
Equity securities:
United States companies	583	—	—	583
International companies	117	—	—	117
Investment funds(2)	146	—	—	146
Total assets in the fair value hierarchy	$1,011	$483	$—	1,494
Investment funds(2) measured at net asset value				920
Limited partnership interests(3) measured at net asset value				61
Real estate funds measured at net asset value				50
Total assets measured at fair value				$2,525

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 62% and 38%, respectively, for both 2017 and 2016. Additionally, these funds are invested in United States and international securities of approximately 68% and 32%, respectively, for 2017 and 60% and 40%, respectively, for 2016.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Cash equivalents	$11	$3	$—	$14
Debt securities:
United States government obligations	20	—	—	20
Corporate obligations	—	36	—	36
Municipal obligations	—	46	—	46
Agency, asset and mortgage-backed obligations	—	29	—	29
Equity securities:
United States companies	185	—	—	185
International companies	8	—	—	8
Investment funds	219	1	—	220
Total assets in the fair value hierarchy	$443	$115	$—	558
Investment funds measured at net asset value				174
Limited partnership interests measured at net asset value				4
Total assets measured at fair value				$736

As of December 31, 2016:
Cash equivalents	$18	$2	$—	$20
Debt securities:
United States government obligations	19	—	—	19
Corporate obligations	—	29	—	29
Municipal obligations	—	39	—	39
Agency, asset and mortgage-backed obligations	—	25	—	25
Equity securities:
United States companies	217	—	—	217
International companies	5	—	—	5
Investment funds(2)	152	—	—	152
Total assets in the fair value hierarchy	$411	$95	$—	506
Investment funds(2) measured at net asset value				156
Limited partnership interests(3) measured at net asset value				4
Total assets measured at fair value				$666

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 68% and 32%, respectively, for 2017 and 63% and 37%, respectively, for 2016. Additionally, these funds are invested in United States and international securities of approximately 73% and 27%, respectively, for 2017 and 72% and 28%, respectively, for 2016.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models based on observable market inputs. Shares of mutual funds not registered under the Securities Act of 1933, private equity limited partnership interests, common and commingled trust funds and investment entities are reported at fair value based on the net asset value per unit, which is used for expedience purposes. A fund's net asset value is based on the fair value of the underlying assets held by the fund less its liabilities.

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

Net periodic benefit cost for the UK Plan included the following components for the years ended December 31 (in millions):

	2017	2016	2015

Service cost	$23	$20	$24
Interest cost	58	72	79
Expected return on plan assets	(100)	(110)	(116)
Settlement	31	—	—
Net amortization	63	44	62
Net periodic benefit cost	$75	$26	$49

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	2017	2016

Plan assets at fair value, beginning of year	$2,169	$2,276
Employer contributions	58	55
Participant contributions	1	1
Actual return on plan assets	145	349
Settlement	(144)	—
Benefits paid	(68)	(115)
Foreign currency exchange rate changes	207	(397)
Plan assets at fair value, end of year	$2,368	$2,169

The following table is a reconciliation of the benefit obligation for the years ended December 31 (in millions):

	2017	2016

Benefit obligation, beginning of year	$2,125	$2,142
Service cost	23	20
Interest cost	58	72
Participant contributions	1	1
Actuarial loss (gain)	(4)	387
Settlement	(131)	—
Benefits paid	(68)	(115)
Foreign currency exchange rate changes	197	(382)
Benefit obligation, end of year	$2,201	$2,125
Accumulated benefit obligation, end of year	$1,933	$1,858

The funded status of the UK Plan and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	2017	2016

Plan assets at fair value, end of year	$2,368	$2,169
Benefit obligation, end of year	2,201	2,125
Funded status	$167	$44

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$167	$44

Unrecognized Amounts

The portion of the funded status of the UK Plan not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	2017	2016

Net loss	$510	$590

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost, which are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, for the years ended December 31 is as follows (in millions):

	2017	2016

Balance, beginning of year	$590	$592
Net (gain) loss arising during the year	(50)	148
Settlement	(17)	—
Net amortization	(63)	(44)
Foreign currency exchange rate changes	50	(106)
Total	(80)	(2)
Balance, end of year	$510	$590

The net loss that will be amortized from accumulated other comprehensive loss in 2018 into net periodic benefit cost is estimated to be $60 million.

Plan Assumptions
Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2017	2016	2015

Benefit obligations as of December 31:
Discount rate	2.60%	2.70%	3.70%
Rate of compensation increase	3.45%	3.00%	2.90%
Rate of future price inflation	2.95%	3.00%	2.90%

Net periodic benefit cost for the years ended December 31:
Discount rate	2.70%	3.70%	3.60%
Expected return on plan assets	5.00%	5.60%	5.60%
Rate of compensation increase	3.00%	2.90%	2.80%
Rate of future price inflation	3.00%	2.90%	2.80%

Contributions and Benefit Payments

Employer contributions to the UK Plan are expected to be £45 million during 2018. The expected benefit payments to participants in the UK Plan for 2018 through 2022 and for the five years thereafter excluding lump sum settlement elections, using the foreign currency exchange rate as of December 31, 2017, are summarized below (in millions):

2018	$72
2019	74
2020	75
2021	77
2022	79
2023-2027	427

Plan Assets

Investment Policy and Asset Allocations

The investment policy for the UK Plan is to balance risk and return through a diversified portfolio of debt securities, equity securities, real estate and other asset classes. Maturities for debt securities are managed to targets consistent with prudent risk tolerances. The UK Plan retains outside investment advisors to manage plan investments within the parameters set by the trustees of the UK Plan in consultation with Northern Powergrid. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments. The return on assets assumption is based on a weighted-average of the expected historical performance for the types of assets in which the UK Plan invests.

The target allocations (percentage of plan assets) for the UK Plan assets are as follows as of December 31, 2017:

%
Debt securities(1)	50-55
Equity securities(1)	35-40
Real estate funds and other	5-15

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of the UK Plan assets, by major category (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Cash equivalents	$4	$30	$—	$34
Debt securities:
United Kingdom government obligations	870	—	—	870
Equity securities:
Investment funds(2)	—	1,027	—	1,027
Real estate funds	—	—	230	230
Total	$874	$1,057	$230	2,161
Investment funds(2) measured at net asset value				207
Total assets measured at fair value				$2,368

As of December 31, 2016:
Cash equivalents	$4	$83	$—	$87
Debt securities:
United Kingdom government obligations	718	—	—	718
Equity securities:
Investment funds(2)	—	1,095	—	1,095
Real estate funds	—	—	105	105
Total	$722	$1,178	$105	2,005
Investment funds(2) measured at net asset value				164
Total assets measured at fair value				$2,169

(1)	Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 21% and 79%, respectively, for 2017 and 44% and 56%, respectively, for 2016.

The fair value of the UK Plan's assets are determined similar to the plan assets of the domestic plans as previously discussed.

The following table reconciles the beginning and ending balances of the UK Plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Real Estate Funds
	2017	2016	2015

Beginning balance	$105	$204	$199
Actual return on plan assets still held at period end	6	10	18
Purchases (sales)	104	(80)	—
Foreign currency exchange rate changes	15	(29)	(13)
Ending balance	$230	$105	$204

Defined Contribution Plans

The Company sponsors various defined contribution plans covering substantially all employees. The Company's contributions vary depending on the plan, but matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. The Company's contributions to these plans were $103 million, $102 million and $90 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $2.3 billion and $2.2 billion as of December 31, 2017 and 2016, respectively.

The following table presents the Company's ARO liabilities by asset type as of December 31 (in millions):

	2017	2016

Fossil fuel facilities	$380	$404
Quad Cities Station	342	343
Wind generating facilities	138	124
Offshore pipeline facilities	32	33
Solar generating facilities	19	12
Other	43	38
Total asset retirement obligations	$954	$954

Quad Cities Station nuclear decommissioning trust funds	$515	$460

The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$954	$921
Change in estimated costs	(18)	33
Additions	21	25
Retirements	(45)	(63)
Accretion	42	38
Ending balance	$954	$954

Reflected as:
Other current liabilities	$60	$98
Other long-term liabilities	894	856
Total ARO liability	$954	$954

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

The changes in estimated costs for 2017 and 2016 were primarily due to new decommissioning studies conducted by the operator of the Quad Cities Station that changed the estimated amount and timing of cash flows.

(14)    Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices, interest rates and foreign currency exchange rates. The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific (collectively, the "Utilities") as they have an obligation to serve retail customer load in their regulated service territories. The Company also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. Interest rate risk exists on variable-rate short- and long-term debt, future debt issuances and mortgage commitments. Additionally, the Company is exposed to foreign currency exchange rate risk from its business operations and investments in Great Britain and Canada. The Company does not engage in a material amount of proprietary trading activities.

Each of the Company's business platforms has established a risk management process that is designed to identify, assess, manage, mitigate, monitor and report each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price, interest rate and foreign currency exchange rate risks, thereby exposing the unhedged portion to changes in market prices.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2017:
Not designated as hedging contracts:
Commodity assets(1)	$29	$92	$6	$4	$131
Commodity liabilities(1)	(6)	—	(64)	(93)	(163)
Interest rate assets	16	—	—	—	16
Interest rate liabilities	—	—	(1)	(7)	(8)
Total	39	92	(59)	(96)	(24)

Designated as hedging contracts:
Commodity assets	4	9	2	1	16
Commodity liabilities	(3)	(7)	(3)	(4)	(17)
Interest rate assets	—	8	—	—	8
Interest rate liabilities	—	—	—	—	—
Total	1	10	(1)	(3)	7

Total derivatives	40	102	(60)	(99)	(17)
Cash collateral receivable	—	—	18	58	76
Total derivatives - net basis	$40	$102	$(42)	$(41)	$59

As of December 31, 2016:
Not designated as hedging contracts:
Commodity assets(1)	$42	$86	$5	$2	$135
Commodity liabilities(1)	(10)	—	(46)	(150)	(206)
Interest rate assets	15	—	—	—	15
Interest rate liabilities	—	—	(4)	(6)	(10)
Total	47	86	(45)	(154)	(66)

Designated as hedging contracts:
Commodity assets	1	—	2	3	6
Commodity liabilities	—	—	(14)	(8)	(22)
Interest rate assets	—	8	—	—	8
Interest rate liabilities	—	—	(3)	—	(3)
Total	1	8	(15)	(5)	(11)

Total derivatives	48	94	(60)	(159)	(77)
Cash collateral receivable	—	—	13	61	74
Total derivatives - net basis	$48	$94	$(47)	$(98)	$(3)

(1)
The Company's commodity derivatives not designated as hedging contracts are generally included in regulated rates, and as of December 31, 2017 and 2016, a net regulatory asset of $119 million and $148 million, respectively, was recorded related to the net derivative liability of $32 million and $71 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of the Company's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	Commodity Derivatives
	2017	2016	2015

Beginning balance	$148	$250	$223
Changes in fair value recognized in net regulatory assets	53	(30)	128
Net gains (losses) reclassified to operating revenue	10	(5)	1
Net losses reclassified to cost of sales	(92)	(67)	(102)
Ending balance	$119	$148	$250

Designated as Hedging Contracts

The Company uses commodity derivative contracts accounted for as cash flow hedges to hedge electricity and natural gas commodity prices for delivery to nonregulated customers and other transactions. Certain commodity derivative contracts have settled and the fair value at the date of settlement remains in AOCI and is recognized in earnings when the forecasted transactions impact earnings. The following table reconciles the beginning and ending balances of the Company's AOCI (pre-tax) and summarizes pre-tax gains and losses on commodity derivative contracts designated and qualifying as cash flow hedges recognized in OCI, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	Commodity Derivatives
	2017	2016	2015

Beginning balance	$16	$46	$32
Changes in fair value recognized in OCI	15	26	52
Net gains reclassified to operating revenue	1	1	9
Net losses reclassified to cost of sales	(32)	(57)	(47)
Ending balance	$—	$16	$46

Realized gains and losses on hedges and hedge ineffectiveness are recognized in income as operating revenue, cost of sales, operating expense or interest expense depending upon the nature of the item being hedged. For the years ended December 31, 2017, 2016 and 2015, hedge ineffectiveness was insignificant. As of December 31, 2017, the Company had cash flow hedges with expiration dates extending through June 2026.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2017	2016
Electricity purchases	Megawatt hours	4	5
Natural gas purchases	Decatherms	310	271
Fuel purchases	Gallons	—	11
Interest rate swaps	US$	679	714
Interest rate swaps		£136	—
Mortgage commitments, net	US$	(422)	(309)

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, the applicable credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $145 million and $190 million as of December 31, 2017 and 2016, respectively, for which the Company had posted collateral of $74 million and $69 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2017 and 2016, the Company would have been required to post $56 million and $110 million, respectively, of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017:
Assets:
Commodity derivatives	$1	$42	$104	$(29)	$118
Interest rate derivatives	—	15	9	—	24
Mortgage loans held for sale	—	465	—	—	465
Money market mutual funds(2)	685	—	—	—	685
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	1,968	—	—	—	1,968
Investment funds	178	—	—	—	178
	$3,296	$565	$113	$(29)	$3,945
Liabilities:
Commodity derivatives	$(3)	$(167)	$(10)	$105	$(75)
Interest rate derivatives	—	(8)	—	—	(8)
	$(3)	$(175)	$(10)	$105	$(83)

As of December 31, 2016:
Assets:
Commodity derivatives	$5	$49	$87	$(22)	$119
Interest rate derivatives	—	16	7	—	23
Mortgage loans held for sale	—	359	—	—	359
Money market mutual funds(2)	586	—	—	—	586
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	1,190	—	—	—	1,190
Investment funds	147	—	—	—	147
	$2,339	$467	$94	$(22)	$2,878
Liabilities:
Commodity derivatives	$(2)	$(199)	$(27)	$96	$(132)
Interest rate derivatives	(1)	(11)	(1)	—	(13)
	$(3)	$(210)	$(28)	$96	$(145)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $76 million and $74 million as of December 31, 2017 and 2016, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Interest Rate Derivatives			Auction Rate Securities
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Beginning balance	$60	$47	$51	$6	$4	$—	$—	$44	$45
Changes included in earnings	23	8	19	147	121	87	—	5	—
Changes in fair value recognized in OCI	(3)	(2)	(7)	—	—	—	—	8	(1)
Changes in fair value recognized in net regulatory assets	(1)	(11)	(19)	—	—	—	—	—	—
Purchases	1	1	1	4	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	(57)	—
Settlements	14	17	2	(148)	(119)	(86)	—	—	—
Transfers from Level 2	—	—	—	—	—	3	—	—	—
Ending balance	$94	$60	$47	$9	$6	$4	$—	$—	$44

The Company's long-term debt is carried at cost, including fair value adjustments and unamortized premiums, discounts and debt issuance costs as applicable, on the Consolidated Financial Statements. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt as of December 31 (in millions):

	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$35,193	$40,522	$36,116	$40,718

(16)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2017 are as follows (in millions):

						2023 and
	2018	2019	2020	2021	2022	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$2,098	$1,637	$1,435	$1,210	$1,055	$10,044	$17,479
Construction commitments	1,120	57	5	—	—	—	1,182
Operating leases and easements	180	157	141	121	111	1,297	2,007
Maintenance, service and other contracts	246	249	238	231	253	1,055	2,272
	$3,644	$2,100	$1,819	$1,562	$1,419	$12,396	$22,940

Fuel, Capacity and Transmission Contract Commitments

The Utilities have fuel supply and related transportation and lime contracts for their coal- and natural gas-fueled generating facilities. The Utilities expect to supplement these contracts with additional contracts and spot market purchases to fulfill their future fossil fuel needs. The Utilities acquire a portion of their electricity through long-term purchases and exchange agreements. The Utilities have several power purchase agreements with renewable generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. The Utilities also have contracts for the right to transmit electricity over other entities' transmission lines to facilitate delivery to their customers.

MidAmerican Energy has long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. For the years ended December 31, 2017, 2016 and 2015, $109 million, $137 million and $185 million, respectively, were incurred for coal transportation services, the majority of which was related to the BNSF agreement.

Construction Commitments

The Company's firm construction commitments reflected in the table above include the following major construction projects:

•
MidAmerican Energy's construction of wind-powered generating facilities and the last of the four Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for high voltage transmission lines in Iowa and Illinois in 2018.

•	ALP's investments in directly assigned transmission projects from the AESO.

•	PacifiCorp's costs associated with certain generating plant, transmission and distribution projects.

Operating Leases and Easements

The Company has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, land and rail cars. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. The Company also has non-cancelable easements for land on which certain of its assets, primarily wind-powered generating facilities, are located. Rent expense on non-cancelable operating leases and easements totaled $156 million for both 2017 and 2016 and $146 million for 2015.

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

Congress failed to pass legislation needed to implement the original KHSA. On April 6, 2016, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce and other stakeholders executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective.

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

As of December 31, 2017, PacifiCorp's assets included $55 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals through either December 31, 2019, or December 31, 2022, depending upon the state jurisdiction.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $239 million over the next 10 years related to these licenses.

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

On June 19, 2017, BHE issued $100 million of its 5.00% junior subordinated debentures due June 2057 in exchange for 181,819 shares of its common stock from certain family interests of Mr. Walter Scott, Jr. On February 17, 2017, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 35,000 shares of its common stock for $19 million. On February 17, 2015, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 75,000 shares of its common stock for $36 million.

Restricted Net Assets

BHE has maximum debt-to-total capitalization percentage restrictions imposed by its senior unsecured credit facilities expiring in May 2018 and June 2020 which, in certain circumstances, limit BHE's ability to make cash dividends or distributions. As a result of this restriction, BHE has restricted net assets of $16.9 billion as of December 31, 2017.

Certain of BHE's subsidiaries have restrictions on their ability to dividend, loan or advance funds to BHE due to specific legal or regulatory restrictions, including, but not limited to, maximum debt-to-total capitalization percentages and commitments made to state commissions or federal agencies in connection with past acquisitions. As a result of these restrictions, BHE's subsidiaries had restricted net assets of $19.4 billion as of December 31, 2017.

(18)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to BHE shareholders by each component of other comprehensive income (loss), net of applicable income taxes, for the year ended December 31 (in millions):

					Accumulated
			Unrealized		Other
	Unrecognized	Foreign	Gains on	Unrealized	Comprehensive
	Amounts on	Currency	Available-	Gains on	Loss Attributable
	Retirement	Translation	For-Sale	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2014	$(490)	$(412)	$390	$18	$(494)
Other comprehensive income (loss)	52	(680)	225	(11)	(414)
Balance, December 31, 2015	(438)	(1,092)	615	7	(908)
Other comprehensive income (loss)	(9)	(583)	(30)	19	(603)
Balance, December 31, 2016	(447)	(1,675)	585	26	(1,511)
Other comprehensive income (loss)	64	546	500	3	1,113
Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)

Reclassifications from AOCI to net income for the years ended December 31, 2017, 2016 and 2015 were insignificant. For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety, refer to Note 14. Additionally, refer to the "Foreign Operations" discussion in Note 12 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(19)	Noncontrolling Interests

Included in noncontrolling interests on the Consolidated Balance Sheets are preferred securities of subsidiaries of $58 million as of December 31, 2017 and 2016, consisting of $56 million of 8.061% cumulative preferred securities of Northern Electric plc., a subsidiary of Northern Powergrid, which are redeemable in the event of the revocation of Northern Electric plc.'s electricity distribution license by the Secretary of State, and $2 million of nonredeemable preferred stock of PacifiCorp.

(20)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$1,715	$1,673	$1,764
Income taxes received, net(1)	$540	$1,016	$1,666

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$653	$547	$718
Common stock exchanged for junior subordinated debentures	$100	$—	$—

(1)	Includes $636 million, $1.1 billion and $1.8 billion of income taxes received from Berkshire Hathaway in 2017, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
PacifiCorp	$5,237	$5,201	$5,232
MidAmerican Funding	2,846	2,631	2,515
NV Energy	3,015	2,895	3,351
Northern Powergrid	949	995	1,140
BHE Pipeline Group	993	978	1,016
BHE Transmission	699	502	592
BHE Renewables	838	743	728
HomeServices	3,443	2,801	2,526
BHE and Other(1)	594	676	780
Total operating revenue	$18,614	$17,422	$17,880

Depreciation and amortization:
PacifiCorp	$796	$783	$780
MidAmerican Funding	500	479	407
NV Energy	422	421	410
Northern Powergrid	214	200	202
BHE Pipeline Group	159	206	204
BHE Transmission	239	241	185
BHE Renewables	251	230	216
HomeServices	66	31	29
BHE and Other(1)	(1)	—	(5)
Total depreciation and amortization	$2,646	$2,591	$2,428

Operating income:
PacifiCorp	$1,462	$1,427	$1,344
MidAmerican Funding	562	566	451
NV Energy	765	770	812
Northern Powergrid	436	494	593
BHE Pipeline Group	475	455	464
BHE Transmission	322	92	260
BHE Renewables	316	256	255
HomeServices	214	212	184
BHE and Other(1)	(38)	(21)	(35)
Total operating income	4,514	4,251	4,328
Interest expense	(1,841)	(1,854)	(1,904)
Capitalized interest	45	139	74
Allowance for equity funds	76	158	91
Interest and dividend income	111	120	107
Other, net	(398)	36	39
Total income before income tax (benefit) expense and equity (loss) income	$2,507	$2,850	$2,735

	Years Ended December 31,
	2017	2016	2015
Interest expense:
PacifiCorp	$381	$381	$383
MidAmerican Funding	237	218	206
NV Energy	233	250	262
Northern Powergrid	133	136	145
BHE Pipeline Group	43	50	66
BHE Transmission	169	153	146
BHE Renewables	204	198	193
HomeServices	7	2	3
BHE and Other(1)	434	466	500
Total interest expense	$1,841	$1,854	$1,904

Income tax (benefit) expense:
PacifiCorp	$362	$341	$328
MidAmerican Funding	(202)	(139)	(150)
NV Energy	221	200	207
Northern Powergrid	57	22	35
BHE Pipeline Group	170	163	158
BHE Transmission	(124)	26	63
BHE Renewables(2)	(795)	(32)	41
HomeServices	49	81	72
BHE and Other(1)	(292)	(259)	(304)
Total income tax (benefit) expense	$(554)	$403	$450

Capital expenditures:
PacifiCorp	$769	$903	$916
MidAmerican Funding	1,776	1,637	1,448
NV Energy	456	529	571
Northern Powergrid	579	579	674
BHE Pipeline Group	286	226	240
BHE Transmission	334	466	966
BHE Renewables	323	719	1,034
HomeServices	37	20	16
BHE and Other	11	11	10
Total capital expenditures	$4,571	$5,090	$5,875

	As of December 31,
	2017	2016	2015
Property, plant and equipment, net:
PacifiCorp	$19,203	$19,162	$19,039
MidAmerican Funding	14,221	12,835	11,737
NV Energy	9,770	9,825	9,767
Northern Powergrid	6,075	5,148	5,790
BHE Pipeline Group	4,587	4,423	4,345
BHE Transmission	6,330	5,810	5,301
BHE Renewables	5,637	5,302	4,805
HomeServices	117	78	70
BHE and Other	(69)	(74)	(85)
Total property, plant and equipment, net	$65,871	$62,509	$60,769

Total assets:
PacifiCorp	$23,086	$23,563	$23,550
MidAmerican Funding	18,444	17,571	16,315
NV Energy	13,903	14,320	14,656
Northern Powergrid	7,565	6,433	7,317
BHE Pipeline Group	5,134	5,144	4,953
BHE Transmission	9,009	8,378	7,553
BHE Renewables	7,687	7,010	5,892
HomeServices	2,722	1,776	1,705
BHE and Other	2,658	1,245	1,677
Total assets	$90,208	$85,440	$83,618

	Years Ended December 31,
	2017	2016	2015
Operating revenue by country:
United States	$16,916	$15,895	$16,121
United Kingdom	948	995	1,140
Canada	699	506	600
Philippines and other	51	26	19
Total operating revenue by country	$18,614	$17,422	$17,880

Income before income tax (benefit) expense and equity (loss) income by country:
United States	$1,927	$2,264	$2,034
United Kingdom	313	382	472
Canada	167	135	165
Philippines and other	100	69	64
Total income before income tax (benefit) expense and equity (loss) income by country:	$2,507	$2,850	$2,735

	As of December 31,
	2017	2016	2015
Property, plant and equipment, net by country:
United States	$53,579	$51,671	$49,680
United Kingdom	5,953	5,020	5,757
Canada	6,323	5,803	5,298
Philippines and other	16	15	34
Total property, plant and equipment, net by country	$65,871	$62,509	$60,769

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to other corporate entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

(2)	Income tax (benefit) expense includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016 (in millions):

					BHE				BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-	and
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2015	$1,129	$2,102	$2,369	$1,056	$101	$1,428	$95	$794	$2	$9,076
Acquisitions	—	—	—	—	—	4	—	46	—	50
Foreign currency translation	—	—	—	(126)	—	42	—	—	(2)	(86)
Other	—	—	—	—	(26)	(4)	—	—	—	(30)
December 31, 2016	1,129	2,102	2,369	930	75	1,470	95	840	—	9,010
Acquisitions	—	—	—	—	—	—	—	508	—	508
Foreign currency translation	—	—	—	61	—	101	—	—	—	162
Other	—	—	—	—	(2)	—	—	—	—	(2)
December 31, 2017	$1,129	$2,102	$2,369	$991	$73	$1,571	$95	$1,348	$—	$9,678

PacifiCorp and its subsidiaries
Consolidated Financial Section

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2017	2016	2015	2014	2013

Consolidated Statement of Operations Data:
Operating revenue	$5,237	$5,201	$5,232	$5,252	$5,147
Operating income	1,462	1,426	1,340	1,300	1,264
Net income	768	763	695	698	682

	As of December 31,
	2017	2016	2015	2014	2013

Consolidated Balance Sheet Data:
Total assets(1)(2)	$21,920	$22,394	$22,367	$22,205	$21,559
Short-term debt	80	270	20	20	—
Current portion of long-term debt and
capital lease obligations	588	58	68	134	238
Long-term debt and capital lease obligations,
excluding current portion(2)	6,437	7,021	7,078	6,885	6,605
Total shareholders' equity	7,555	7,390	7,503	7,756	7,787

(1)
In December 2015, PacifiCorp retrospectively adopted Accounting Standards Update No. 2015-17, which resulted in the reclassification of current deferred income tax assets in the amounts of $28 million and $66 million, as of December 31, 2014 and 2013, respectively, as reductions in noncurrent deferred income tax liabilities.

(2)
In December 2015, PacifiCorp retrospectively adopted Accounting Standards Update No. 2015-03, which resulted in the reclassification of certain deferred debt issuance costs previously recognized within other assets in the amounts of $34 million, as of December 31, 2014 and 2013, respectively, as reductions in long-term debt.

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

Results of Operations

Overview

Net income for the year ended December 31, 2017, was $768 million, an increase of $5 million, or 1%, compared to 2016, which includes $6 million of income from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "2017 Tax Reform"). Excluding the impact of 2017 Tax Reform, adjusted net income for the year ended December 31, 2017, was $762 million, a decrease of $1 million compared to 2016. Net income decreased primarily due to higher depreciation and amortization of $26 million from additional plant placed in-service, lower AFUDC of $11 million, higher property and other taxes of $7 million and higher operations and maintenance expenses of $3 million, excluding the impact of DSM program expense of $55 million (offset in operating revenue), partially offset by higher gross margins of $72 million, excluding the impact of DSM program revenue (offset in operations and maintenance expense) of $55 million. Gross margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue from higher volumes and short-term market prices, and higher wheeling revenues, partially offset by higher purchased electricity costs, lower average retail rates, and higher coal costs. Retail customer volumes increased 1.7% due to impacts of weather across the service territory, higher commercial usage, and an increase in the average number of residential and commercial customers primarily in Utah and Oregon, partially offset by lower residential customers' usage in Utah and Oregon, and lower irrigation usage. Energy generated decreased 2% for 2017 compared to 2016 primarily due to lower natural gas-fueled and wind-power generation, partially offset by higher coal-fueled, and hydroelectric generation. Wholesale electricity sales volumes increased 9% and purchased electricity volumes increased 23%.

Net income for the year ended December 31, 2016 was $763 million, an increase of $68 million, or 10%, compared to 2015. Net income increased due to higher margins of $86 million and lower operations and maintenance expenses of $18 million, partially offset by higher depreciation and amortization of $13 million, lower AFUDC of $9 million and higher property taxes of $5 million. Margins increased primarily due to lower purchased electricity costs, higher retail revenue, lower coal-fueled generation and lower natural gas costs, partially offset by lower wholesale electricity revenue. The increase in retail revenue was primarily due to higher retail rates. Retail customer volumes decreased 0.6% due to lower commercial customer usage in Utah and lower industrial customer usage in Utah and Oregon, partially offset by an increase in the average number of residential customers in Utah and Oregon, an increase in the average number of commercial customers in Utah and the impacts of weather on residential customer volumes. Energy generated decreased 5% for 2016 compared to 2015 due to lower coal-fueled generation, partially offset by higher hydroelectric, gas-fueled and wind-powered generation. Wholesale electricity sales volumes decreased 25% and purchased electricity volumes decreased 2%.

Operating revenue and energy costs are the key drivers of PacifiCorp's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. PacifiCorp believes that a discussion of gross margin, representing operating revenue less energy costs, is therefore meaningful.

A comparison of PacifiCorp's key operating results is as follows for the years ended December 31:

	2017	2016	Change		2016	2015	Change

Gross margin (in millions):
Operating revenue	$5,237	$5,201	$36	1%	$5,201	$5,232	$(31)	(1)%
Energy costs	1,770	1,751	19	1	1,751	1,868	(117)	(6)
Gross margin	$3,467	$3,450	$17	—	$3,450	$3,364	$86	3

Sales (GWh):
Residential	16,625	16,058	567	4%	16,058	15,566	492	3%
Commercial(1)	17,726	16,857	869	5	16,857	17,262	(405)	(2)
Industrial, irrigation and other(1)	20,899	21,403	(504)	(2)	21,403	21,813	(410)	(2)
Total retail	55,250	54,318	932	2	54,318	54,641	(323)	(1)
Wholesale	7,218	6,641	577	9	6,641	8,889	(2,248)	(25)
Total sales	62,468	60,959	1,509	2	60,959	63,530	(2,571)	(4)

Average number of retail customers
(in thousands)	1,867	1,841	26	1%	1,841	1,813	28	2%

Average revenue per MWh:
Retail	$87.78	$89.55	$(1.77)	(2)%	$89.55	$87.99	$1.56	2%
Wholesale	$28.56	$26.46	$2.10	8%	$26.46	$29.92	$(3.46)	(12)%

Sources of energy (GWh)(2):
Coal	37,362	36,578	784	2%	36,578	41,298	(4,720)	(11)%
Natural gas	7,447	9,884	(2,437)	(25)	9,884	9,222	662	7
Hydroelectric(3)	4,731	3,843	888	23	3,843	2,914	929	32
Wind and other(3)	2,890	3,253	(363)	(11)	3,253	2,892	361	12
Total energy generated	52,430	53,558	(1,128)	(2)	53,558	56,326	(2,768)	(5)
Energy purchased	14,076	11,429	2,647	23	11,429	11,646	(217)	(2)
Total	66,506	64,987	1,519	2	64,987	67,972	(2,985)	(4)

Average cost of energy per MWh:
Energy generated(4)	$19.14	$19.27	$(0.13)	(1)%	$19.27	$19.38	$(0.11)	(1)%
Energy purchased	$43.25	$44.64	$(1.39)	(3)%	$44.64	$49.92	$(5.28)	(11)%

(1)	In the current year, one customer was reclassified from "Industrial, irrigation and other" into "Commercial" resulting in an increase of 61 GWh to "Commercial."

(2)	GWh amounts are net of energy used by the related generating facilities.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gross margin increased $17 million, for 2017 compared to 2016 primarily due to:

•
$105 million of higher retail revenues due to increased customer volumes of 1.7% due to impacts of weather across the service territory, higher commercial usage, an increase in the average number of residential and commercial customers primarily in Utah and Oregon, partially offset by lower residential usage in Utah and Oregon and lower irrigation usage;

•	$54 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•	$40 million of lower natural gas costs primarily due to lower volumes and prices in 2017;

•	$30 million of higher wholesale revenue due to higher volumes and short-term market prices;

•	$20 million of lower coal costs due to prior year charges related to damaged longwall mining equipment; and

•	$12 million of higher wheeling revenue, primarily due to increased volumes and short-term prices.
The increases above were partially offset by:

•	$99 million of higher purchased electricity costs due to higher volumes;

•	$64 million of lower average retail rates, primarily due to product mix;

•
$55 million of lower DSM program revenue (offset in operations and maintenance expense), primarily driven by the recently implemented Utah Sustainable Transportation and Energy Plan ("STEP") program; and

•	$31 million of higher coal costs due to higher volumes and prices.

Operations and maintenance decreased $52 million, or 5%, for 2017 compared to 2016 primarily due to a decrease in DSM program expense (offset in revenues) of $55 million driven by the establishment of the Utah STEP program and lower pension expense due to a current year plan change. These decreases were partially offset by higher injury and damage expenses, primarily due to prior year accrual for insurance proceeds and current year settlements, and higher labor costs for storm damage restoration.

Depreciation and amortization increased $26 million, or 3%, for 2017 compared to 2016 primarily due to higher plant-in-service.

Taxes, other than income taxes increased $7 million, or 4%, for 2017 compared to 2016 primarily due to higher assessed property values.

Allowance for borrowed and equity funds decreased $11 million, or 26%, for 2017 compared to 2016 primarily due to a true-up of AFUDC rates.

Income tax expense increased $20 million, or 6%, for 2017 compared to 2016 and the effective tax rate was 32% and 31% for 2017 and 2016, respectively. The effective tax rate increased primarily due to lower production tax credits associated with PacifiCorp's wind-powered generating facilities as a result of the expiration of the 10-year production tax credit periods for certain wind-powered generating facilities, of which 243 MW and 100 MW of net owned capacity expired in 2017 and 2016, respectively.

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

Depreciation and amortization increased $13 million, or 2%, for 2016 compared to 2015 primarily due to higher plant in-service.

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

Liquidity and Capital Resources

As of December 31, 2017, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$14

Credit facilities(1)	1,000
Less:
Short-term debt	(80)
Tax-exempt bond support	(130)
Net credit facilities	790

Total net liquidity	$804

Credit facilities:
Maturity dates	2020

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding PacifiCorp's credit facilities.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $1.6 billion and $1.6 billion, respectively. Positive variance from a prior year payment for USA Power litigation, higher receipts from wholesale and retail customers and lower fuel payments, offset by current year higher cash payments for purchased power, income taxes and pension contributions.

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $1.6 billion and $1.7 billion, respectively. The change was primarily due to higher cash paid for income taxes, payment for USA Power litigation and lower receipts from wholesale electricity sales, partially offset by lower purchased electricity payments, lower fuel payments, higher receipts from retail customers and lower cash collateral posted for derivative contracts.

PacifiCorp's income tax cash flows benefited in 2017, 2016, and 2015 from 50% bonus depreciation on qualifying assets placed in service and from production tax credits earned on qualifying projects. In December 2017, the 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 and eliminates bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017, but did not impact production tax credits. PacifiCorp will be proposing to reduce customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates, and deferring the remainder to offset other costs as approved by the regulatory bodies. PacifiCorp expects lower revenue and income taxes as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. PacifiCorp does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. Refer to Regulatory Matters in Item 1 of this Form 10-K for further discussion of regulatory matters associated with the 2017 Tax Reform. The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(729) million and $(869) million, respectively. The change mainly reflects a current year decrease in capital expenditures of $134 million.

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

Financing Activities

Short-term Debt and Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of December 31, 2017, PacifiCorp had $80 million of short-term debt outstanding at a weighted average interest rate of 1.83%, and as of December 31, 2016, had $270 million of short-term debt outstanding at a weighted average interest rate of 0.96%. For further discussion, refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-term Debt

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $1.325 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue up to $1.325 billion additional first mortgage bonds through January 2019.

PacifiCorp made repayments on long-term debt, excluding repayments for lease obligations, totaling $52 million and $66 million during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, PacifiCorp had $216 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $213 million plus interest. These letters of credit were fully available as of December 31, 2017 and expire periodically through March 2019.

PacifiCorp's Mortgage and Deed of Trust creates a lien on most of PacifiCorp's electric utility property, allowing the issuance of bonds based on a percentage of utility property additions, bond credits arising from retirement of previously outstanding bonds or deposits of cash. The amount of bonds that PacifiCorp may issue generally is also subject to a net earnings test. As of December 31, 2017, PacifiCorp estimated it would be able to issue up to $10.1 billion of new first mortgage bonds under the most restrictive issuance test in the mortgage. Any issuances are subject to market conditions and amounts may be further limited by regulatory authorizations or commitments or by covenants and tests contained in other financing agreements. PacifiCorp also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits or deposits of cash.

Preferred Stock

As of December 31, 2017 and 2016, PacifiCorp had non-redeemable preferred stock outstanding with an aggregate stated value of $2 million.

Common Shareholder's Equity

In February 2018, PacifiCorp declared a dividend of $250 million payable to PPW Holdings LLC in March 2018.

In 2017 and 2016, PacifiCorp declared and paid dividends of $600 million and $875 million, respectively, to PPW Holdings LLC.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2015	2016	2017	2018	2019	2020

Transmission system investment	$137	$94	$115	$135	$305	$438
Environmental	114	58	27	19	16	21
Wind investment	—	110	11	547	974	741
Operating and other	665	641	616	511	805	602
Total	$916	$903	$769	$1,212	$2,100	$1,802

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects main grid reinforcement costs and costs for the 140-mile 500 kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission Expansion Program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $40 million in 2018, $220 million in 2019 and $346 million in 2020.

•
Environmental includes the installation of new or the replacement of existing emissions control equipment at certain generating facilities, including installation or upgrade of selective catalytic reduction control systems and low nitrogen oxide burners to reduce nitrogen oxides, mercury emissions control systems, as well as expenditures for the management of coal combustion residuals and effluent limitation.

•
2016 and 2017 wind investment includes costs for new wind plant construction projects and repowering of certain existing wind plants. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowering totals $347 million in 2018, $553 million in 2019 and $153 million in 2020 and for the new wind-powered generating facilities totals $200 million in 2018, $421 million in 2019 and $588 million in 2020, plus approximately $300 million for an assumed vendor supplied financing transaction to be paid in 2020 that is not included in the table above. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The new wind-powered generating facilities are also expected to be placed in-service in 2020. The energy production from the repowered and new wind-powered generating facilities is expected to qualify for 100% of the federal renewable electricity production tax credit available for 10 years once the equipment is placed in-service.

•
Remaining investments relate to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand, including upgrades to customer meters in Oregon, California, Utah, and Idaho.

Obligations and Commitments

Contractual Obligations

PacifiCorp has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes PacifiCorp's material contractual cash obligations as of December 31, 2017 (in millions):

	Payments Due By Periods
	2018	2019-2020	2021-2022	2023 and Thereafter	Total

Long-term debt, including interest:
Fixed-rate obligations	$855	$974	$1,609	$8,006	$11,444
Variable-rate obligations(1)	91	47	8	226	372
Short-term debt, including interest	80	—	—	—	80
Capital leases, including interest	4	7	8	18	37
Operating leases and easements	7	14	13	97	131
Asset retirement obligations	25	31	40	335	431
Power purchase agreements - commercially operable(2):
Electricity commodity contracts	231	242	223	871	1,567
Electricity capacity contracts	37	70	60	655	822
Electricity mixed contracts	8	14	12	48	82
Power purchase agreements - non-commercially operable(2)	9	44	53	451	557
Transmission	112	162	88	428	790
Fuel purchase agreements(2):
Natural gas supply and transportation	40	56	53	233	382
Coal supply and transportation	655	1,154	737	1,035	3,581
Other purchase obligations	121	88	39	80	328
Other long-term liabilities(3)	15	18	13	65	111
Total contractual cash obligations	$2,290	$2,921	$2,956	$12,548	$20,715

(1)
Consists of principal and interest for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2017 rates. Refer to "Interest Rate Risk" in Item 7A of this Form 10-K for additional discussion related to variable-rate liabilities.

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

Environmental Laws and Regulations

PacifiCorp is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and financial results.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations and "Liquidity and Capital Resources" for PacifiCorp's forecast environmental-related capital expenditures.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2017, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2017, PacifiCorp would have been required to post $233 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

Limitations

In addition to PacifiCorp's capital structure objectives, its debt capacity is also governed by its contractual and regulatory commitments.

PacifiCorp's revolving credit and other financing agreements contain customary covenants and default provisions, including a covenant not to exceed a specified debt-to-capitalization ratio of 0.65 to 1.0 as of the last day of each fiscal quarter. Management believes that PacifiCorp could have borrowed an additional $6.9 billion as of December 31, 2017 without exceeding this threshold. Any additional borrowings would be subject to market conditions, and amounts may be further limited by regulatory authorizations or by covenants and tests contained in other financing agreements.

The state regulatory orders that authorized BHE's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2017, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings LLC or BHE without prior state regulatory approval to the extent that it would reduce PacifiCorp's common stock equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by BHE as common equity. As of December 31, 2017, PacifiCorp's actual common stock equity percentage, as calculated under this measure, was 54%, and management believes that PacifiCorp could have declared a dividend of $2.5 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings LLC or BHE if PacifiCorp's senior unsecured debt is rated BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2017, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

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

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit PacifiCorp's ability to recover its costs. PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $1.061 billion and total regulatory liabilities were $3.071 billion as of December 31, 2017. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's regulatory assets and liabilities.

Derivatives

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. PacifiCorp employs a number of different derivative contracts, which may include forwards, options, swaps and other agreements, to manage its commodity price and, at times, interest rate risk. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices and interest rates. As of December 31, 2017, PacifiCorp had no derivative contracts outstanding related to interest rate risk. Refer to Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by accounting principles generally accepted in the United States of America. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2017, PacifiCorp had a net derivative liability of $104 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2017, PacifiCorp had a net derivative asset of $- million related to contracts where PacifiCorp uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

PacifiCorp's derivative contracts are probable of inclusion in rates and changes in the estimated fair value of derivative contracts are generally recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2017, PacifiCorp had $101 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. In addition, PacifiCorp contributes to a joint trustee pension plan for benefits offered to certain bargaining units. PacifiCorp recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2017, PacifiCorp recognized a net liability totaling $139 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2017, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets and accumulated other comprehensive loss totaled $407 million and $20 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rate and expected long-term rate of return on plan assets. These key assumptions are reviewed annually and modified as appropriate. PacifiCorp believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about PacifiCorp's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2017.

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

			Other Postretirement
	Pension Plans		Benefit Plan
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2017 Benefit Obligations:
Discount rate	$(65)	$71	$(14)	$16

Effect on 2017 Periodic Cost:
Discount rate	$—	$(1)	$1	$—
Expected rate of return on plan assets	(5)	5	(1)	1

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

It is probable that PacifiCorp will pass income tax benefits and expense related to the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences on to its customers. As of December 31, 2017, these amounts were recognized as a net regulatory liability of $1.96 billion and will be included in rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $255 million as of December 31, 2017. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

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

As of December 31, 2017, PacifiCorp's estimated potential one-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 36 months was $10 million, as measured by the VaR computations described above. The minimum, average and maximum daily VaR (one-day holding periods) were as follows for the year ended December 31 (in millions):

2017
Minimum VaR (measured)	$6
Average VaR (calculated)	8
Maximum VaR (measured)	14

PacifiCorp maintained compliance with its VaR limit procedures during the year ended December 31, 2017. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed estimated VaR levels.

Fair Value of Derivatives

The table that follows summarizes PacifiCorp's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $74 million and $69 million as of December 31, 2017 and 2016, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2017:
Total commodity derivative contracts	$(104)	$(102)	$(106)

As of December 31, 2016
Total commodity derivative contracts	$(77)	$(59)	$(95)

PacifiCorp's commodity derivative contracts are generally recoverable from customers in rates; therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose PacifiCorp to earnings volatility. As of December 31, 2017 and 2016, a regulatory asset of $101 million and $73 million, respectively, was recorded related to the net derivative liability of $104 million and $77 million, respectively. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher or the level of wholesale electricity sales are lower than what is included in rates, including the impacts of adjustment mechanisms.

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

As of December 31, 2017 and 2016, PacifiCorp had short- and long-term variable-rate obligations totaling $442 million and $662 million, respectively that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to PacifiCorp's variable-rate debt as of December 31, 2017 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on PacifiCorp's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2017 and 2016.

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

As of December 31, 2017, PacifiCorp's aggregate credit exposure from wholesale activities totaled $127 million, based on settlement and mark-to-market exposures, net of collateral. As of December 31, 2017, $125 million, or 98.5%, of PacifiCorp's credit exposure was with counterparties having investment grade credit ratings by either Moody's Investor Service or Standard & Poor's Rating Services. As of December 31, 2017, three counterparties comprised $91 million, or 72%, of the aggregate credit exposure. The three counterparties are rated investment grade by Moody's Investor Service and Standard & Poor's Rating Services, and PacifiCorp is not aware of any factors that would likely result in a downgrade of the counterparties' credit ratings to below investment grade over the remaining term of transactions outstanding as of December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PacifiCorp
Portland, Oregon
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries ("PacifiCorp") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 23, 2018

We have served as PacifiCorp's auditor since 2006.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$14	$17
Accounts receivable, net	684	728
Income taxes receivable	59	17
Inventories	433	443
Regulatory assets	31	53
Prepaid Expenses	73	64
Other current assets	21	32
Total current assets	1,315	1,354

Property, plant and equipment, net	19,203	19,162
Regulatory assets	1,030	1,490
Other assets	372	388

Total assets	$21,920	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2017	2016

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$453	$408
Accrued employee expenses	70	67
Accrued interest	115	115
Accrued property and other taxes	66	63
Short-term debt	80	270
Current portion of long-term debt and capital lease obligations	588	58
Regulatory liabilities	75	54
Other current liabilities	170	164
Total current liabilities	1,617	1,199

Long-term debt and capital lease obligations	6,437	7,021
Regulatory liabilities	2,996	978
Deferred income taxes	2,582	4,880
Other long-term liabilities	733	926
Total liabilities	14,365	15,004

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,089	2,921
Accumulated other comprehensive loss, net	(15)	(12)
Total shareholders' equity	7,555	7,390

Total liabilities and shareholders' equity	$21,920	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Operating revenue	$5,237	$5,201	$5,232

Operating costs and expenses:
Energy costs	1,770	1,751	1,868
Operations and maintenance	1,012	1,064	1,082
Depreciation and amortization	796	770	757
Taxes, other than income taxes	197	190	185
Total operating costs and expenses	3,775	3,775	3,892

Operating income	1,462	1,426	1,340

Other income (expense):
Interest expense	(381)	(380)	(379)
Allowance for borrowed funds	11	15	18
Allowance for equity funds	20	27	33
Other, net	16	15	11
Total other income (expense)	(334)	(323)	(317)

Income before income tax expense	1,128	1,103	1,023
Income tax expense	360	340	328
Net income	$768	$763	$695

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$768	$763	$695

Other comprehensive (loss) income, net of tax —
Unrecognized amounts on retirement benefits, net of tax of $3, $- and $1	(3)	(1)	2

Comprehensive income	$765	$762	$697

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2014	$2	$—	$4,479	$3,288	$(13)	$7,756
Net income	—	—	—	695	—	695
Other comprehensive income	—	—	—	—	2	2
Common stock dividends declared	—	—	—	(950)	—	(950)
Balance, December 31, 2015	2	—	4,479	3,033	(11)	7,503
Net income	—	—	—	763	—	763
Other comprehensive loss	—	—	—	—	(1)	(1)
Common stock dividends declared	—	—	—	(875)	—	(875)
Balance, December 31, 2016	2	—	4,479	2,921	(12)	7,390
Net income	—	—	—	768	—	768
Other comprehensive loss	—	—	—	—	(3)	(3)
Common stock dividends declared	—	—	—	(600)	—	(600)
Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$768	$763	$695
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	796	770	757
Allowance for equity funds	(20)	(27)	(33)
Deferred income taxes and amortization of investment tax credits	70	139	172
Changes in regulatory assets and liabilities	18	122	63
Other, net	9	4	6
Changes in other operating assets and liabilities:
Accounts receivable and other assets	48	(20)	6
Derivative collateral, net	(6)	6	(47)
Inventories	10	(21)	(7)
Prepaid expenses	(8)	(5)	(1)
Income taxes	(49)	—	116
Accounts payable and other liabilities	(61)	(163)	7
Net cash flows from operating activities	1,575	1,568	1,734

Cash flows from investing activities:
Capital expenditures	(769)	(903)	(916)
Other, net	40	34	(2)
Net cash flows from investing activities	(729)	(869)	(918)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	248
Repayments of long-term debt and capital lease obligations	(58)	(68)	(124)
Net (repayments) proceeds from short-term debt	(190)	250	—
Common stock dividends	(600)	(875)	(950)
Other, net	(1)	(1)	(1)
Net cash flows from financing activities	(849)	(694)	(827)

Net change in cash and cash equivalents	(3)	5	(11)
Cash and cash equivalents at beginning of period	17	12	23
Cash and cash equivalents at end of period	$14	$17	$12

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

Investments

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. As of December 31, 2017 and 2016, PacifiCorp had no unrealized gains and losses on available-for-sale securities. Trading securities are carried at fair value with realized and unrealized gains and losses recognized in earnings.

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

	2017	2016	2015

Beginning balance	$7	$7	$7
Charged to operating costs and expenses, net	15	12	10
Write-offs, net	(12)	(12)	(10)
Ending balance	$10	$7	$7

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

Inventories

Inventories consist mainly of materials and supplies totaling $235 million and $228 million as of December 31, 2017, and 2016, respectively, and fuel stocks, totaling $198 million and $215 million as of December 31, 2017, and 2016, respectively. Inventories are stated at the lower of average cost or net realizable value.

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

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2017 and 2016, unbilled revenue was $255 million and $275 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates charged are established by regulators or contractual arrangements.

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

Income Taxes

Berkshire Hathaway includes PacifiCorp in its consolidated United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law which, among other items, reduces the federal corporate tax rate from 35% to 21%. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences that PacifiCorp deems probable to be passed on to its customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions. Investment tax credits are included in other long-term liabilities on the Consolidated Balance Sheets and were $16 million and $18 million as of December 31, 2017 and 2016, respectively.

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

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. PacifiCorp adopted this guidance on January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp adopted this guidance on January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp adopted this guidance January 1, 2018 and the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. PacifiCorp adopted this guidance on January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. PacifiCorp adopted this guidance on January 1, 2018 under the modified retrospective method and the adoption will not have an impact on its Consolidated Financial Statements but will increase the disclosures included within Notes to Consolidated Financial Statements. The timing and amount of revenue recognized after adoption of the new guidance will not be different than before as a majority of revenue is recognized when PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp's performance to date. PacifiCorp plans to quantitatively disaggregate revenue in the required financial statement footnote by customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2017	2016
Utility Plant:
Generation	14 - 67 years	$12,490	$12,371
Transmission	58 - 75 years	6,226	6,055
Distribution	20 - 70 years	6,792	6,590
Intangible plant(1)	5 - 62 years	937	884
Other	5 - 60 years	1,435	1,384
Utility plant in service		27,880	27,284
Accumulated depreciation and amortization		(9,366)	(8,790)
Utility plant in service, net		18,514	18,494
Other non-regulated, net of accumulated depreciation and amortization	45 years	11	11
Plant, net		18,525	18,505
Construction work-in-progress		678	657
Property, plant and equipment, net		$19,203	$19,162

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

The average depreciation and amortization rate applied to depreciable property, plant and equipment was 2.9% for the years ended December 31, 2017, 2016 and 2015, respectively.

Unallocated Acquisition Adjustments

PacifiCorp has unallocated acquisition adjustments that represent the excess of costs of the acquired interests in property, plant and equipment purchased from the entity that first devoted the assets to utility service over their net book value in those assets. These unallocated acquisition adjustments included in other property, plant and equipment had an original cost of $156 million as of December 31, 2017 and 2016, respectively, and accumulated depreciation of $122 million and $117 million as of December 31, 2017 and 2016, respectively.

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

The amounts shown in the table below represent PacifiCorp's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2017 (dollars in millions):

		Facility	Accumulated	Construction
	PacifiCorp	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Jim Bridger Nos. 1 - 4	67%	$1,442	$616	$12
Hunter No. 1	94	474	172	7
Hunter No. 2	60	297	106	1
Wyodak	80	469	216	1
Colstrip Nos. 3 and 4	10	247	131	4
Hermiston	50	180	81	1
Craig Nos. 1 and 2	19	365	231	3
Hayden No. 1	25	74	34	—
Hayden No. 2	13	43	21	—
Foote Creek	79	40	26	—
Transmission and distribution facilities	Various	794	238	67
Total		$4,425	$1,872	$96

(5)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future rates. PacifiCorp's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2017	2016

Deferred income taxes(1)	N/A	$—	$421
Employee benefit plans(2)	20 years	418	525
Utah mine disposition(3)	Various	156	166
Unamortized contract values	6 years	89	98
Deferred net power costs	1 year	21	33
Unrealized loss on derivative contracts	4 years	101	73
Asset retirement obligation	22 years	100	82
Other	Various	176	145
Total regulatory assets		$1,061	$1,543

Reflected as:
Current assets		$31	$53
Noncurrent assets		1,030	1,490
Total regulatory assets		$1,061	$1,543

(1)
Amount primarily represents income tax benefits and expense related to certain property-related basis differences and other various items that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in rates when recognized.

(3)
Amounts represent regulatory assets established as a result of the Utah mine disposition in 2015 for the net property, plant and equipment not considered probable of disallowance and for the portion of losses associated with the assets held for sale, UMWA 1974 Pension Plan withdrawal and closure costs incurred to date considered probable of recovery.

PacifiCorp had regulatory assets not earning a return on investment of $589 million and $1.019 billion as of December 31, 2017 and 2016, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. PacifiCorp's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2017	2016

Cost of removal(1)	26 years	$955	$917
Deferred income taxes(2)	Various	1,960	9
Other	Various	156	106
Total regulatory liabilities		$3,071	$1,032

Reflected as:
Current liabilities		$75	$54
Noncurrent liabilities		2,996	978
Total regulatory liabilities		$3,071	$1,032

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. See Note 8 for further discussion of 2017 Tax Reform.

Utah Mine Disposition

In December 2014, PacifiCorp filed an advice letter with the California Public Utility Commission ("CPUC") to request approval to sell certain Utah mining assets and to establish memorandum accounts to track the costs associated with the Utah Mine Disposition for future recovery. In July 2015, the CPUC Energy Division issued a letter requiring PacifiCorp to file a formal application for approval of the sale of certain Utah mining assets. Accordingly, in September 2015, PacifiCorp filed an application with the CPUC. On February 6, 2017, a joint motion was filed with the CPUC seeking approval of a settlement agreement reached by PacifiCorp and all other parties. The agreement states, among other things, that the decision to sell certain Utah mining assets is in the public interest. Parties also reserve their rights to additional testimony, briefs, and hearings to the extent the CPUC determines that additional California Environmental Quality Act proceedings are necessary. A CPUC decision on the joint motion and settlement agreement is expected in 2018.

(6)    Short-term Debt and Other Financing Agreements

The following table summarizes PacifiCorp's availability under its credit facilities as of December 31 (in millions):

2017:
Credit facilities	$1,000
Less:
Short-term debt	(80)
Tax-exempt bond support	(130)
Net credit facilities	$790

2016:
Credit facilities	$1,000
Less:
Short-term debt	(270)
Tax-exempt bond support	(142)
Net credit facilities	$588

PacifiCorp has a $600 million unsecured credit facility expiring in June 2020 with two one-year extension options subject to lender consent and a $400 million unsecured credit facility expiring in June 2020 with a one-year extension option subject to lender consent. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have variable interest rates based on the Eurodollar rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2017 and 2016, the weighted average interest rate on commercial paper borrowings outstanding was 1.83% and 0.96%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2017 and 2016, PacifiCorp had $230 million and $269 million, respectively, of fully available letters of credit issued under committed arrangements. As of December 31, 2017 and 2016, $216 million and $255 million, respectively, of these letters of credit, support PacifiCorp's variable-rate tax-exempt bond obligations and expire through March 2019 and $14 million support certain transactions required by third parties and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

(7)    Long-term Debt and Capital Lease Obligations

PacifiCorp's long-term debt and capital lease obligations were as follows as of December 31 (dollars in millions):

	2017			2016
			Average		Average
	Principal	Carrying	Interest	Carrying	Interest
	Amount	Value	Rate	Value	Rate

First mortgage bonds:
2.95% to 8.53%, due 2018 to 2022	$1,875	$1,872	4.80%	$1,872	4.80%
2.95% to 8.23%, due 2023 to 2026	1,224	1,218	4.10	1,217	4.10
7.70% due 2031	300	298	7.70	298	7.70
5.25% to 6.25%, due 2034 to 2037	2,050	2,040	5.90	2,039	5.90
4.10% to 6.35%, due 2038 to 2042	1,250	1,236	5.60	1,235	5.60
Variable-rate series, tax-exempt bond obligations (2017-1.60% to 1.87%; 2016-0.69% to 0.86%):
Due 2018 to 2020	79	79	1.77	91	0.85
Due 2018 to 2025(1)	70	70	1.81	108	0.74
Due 2024(1)(2)	143	142	1.73	142	0.70
Due 2024 to 2025(2)	50	50	1.72	50	0.80
Total long-term debt	7,041	7,005		7,052
Capital lease obligations:
8.75% to 14.61%, due through 2035	20	20	11.46	27	11.09
Total long-term debt and capital lease
obligations	$7,061	$7,025		$7,079

Reflected as:
	2017	2016

Current portion of long-term debt and capital lease obligations	$588	$58
Long-term debt and capital lease obligations	6,437	7,021
Total long-term debt and capital lease obligations	$7,025	$7,079

1)	Supported by $216 million and $255 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2017 and 2016, respectively.

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

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $27 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2017.

PacifiCorp has entered into long-term agreements that qualify as capital leases and expire at various dates through March 2035 for transportation services, a power purchase agreement and real estate. The transportation services agreements included as capital leases are for the right to use pipeline facilities to provide natural gas to two of PacifiCorp's generating facilities. Net capital lease assets of $20 million and $27 million as of December 31, 2017 and 2016, respectively, were included in property, plant and equipment, net in the Consolidated Balance Sheets.

As of December 31, 2017, the annual principal maturities of long-term debt and total capital lease obligations for 2018 and thereafter are as follows (in millions):

	Long-term	Capital Lease
	Debt	Obligations	Total

2018	$586	$4	$590
2019	350	4	354
2020	38	3	41
2021	420	6	426
2022	605	2	607
Thereafter	5,042	18	5,060
Total	7,041	37	7,078
Unamortized discount and debt issuance costs	(36)	—	(36)
Amounts representing interest	—	(17)	(17)
Total	$7,005	$20	$7,025

(8)    Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018 and limitations on bonus depreciation for utility property. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, PacifiCorp reduced deferred income tax liabilities $2,361 million. As it is probable the change in deferred taxes will be passed back to customers through regulatory mechanisms, PacifiCorp increased net regulatory liabilities by $2,358 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. PacifiCorp has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. PacifiCorp has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. PacifiCorp believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2017	2016	2015

Current:
Federal	$249	$169	$130
State	41	32	26
Total	290	201	156

Deferred:
Federal	59	123	148
State	15	21	29
Total	74	144	177

Investment tax credits	(4)	(5)	(5)
Total income tax expense	$360	$340	$328

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
State income taxes, net of federal income tax benefit	3	3	3
Federal income tax credits	(5)	(6)	(6)
Other	(1)	(1)	—
Effective income tax rate	32%	31%	32%

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

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016

Deferred income tax assets:
Regulatory liabilities	$756	$393
Employee benefits	84	202
Derivative contracts and unamortized contract values	48	67
State carryforwards	83	69
Asset retirement obligations	50	78
Other	50	94
	1,071	903
Deferred income tax liabilities:
Property, plant and equipment	(3,381)	(5,161)
Regulatory assets	(261)	(586)
Other	(11)	(36)
	(3,653)	(5,783)
Net deferred income tax liability	$(2,582)	$(4,880)

The following table provides PacifiCorp's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2017 (in millions):

State

Net operating loss carryforwards	$1,356
Deferred income taxes on net operating loss carryforwards	$63
Expiration dates	2018 - 2032

Tax credit carryforwards	$20
Expiration dates	2018 - indefinite

The United States Internal Revenue Service has closed its examination of PacifiCorp's income tax returns through December 31, 2009. The statute of limitations for PacifiCorp's state income tax returns have expired through December 31, 2009, with the exception of California and Utah, for which the statute of limitations have expired through March 31, 2006. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the examination is not closed.

As of December 31, 2017 and 2016, PacifiCorp had unrecognized tax benefits totaling $10 million and $12 million, respectively, related to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect PacifiCorp's effective income tax rate.

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015

Service cost	$—	$4	$4	$2	$2	$3
Interest cost	49	54	53	14	15	16
Expected return on plan assets	(72)	(75)	(77)	(21)	(21)	(23)
Net amortization	14	34	42	(6)	(5)	(4)
Net periodic benefit cost (credit)	$(9)	$17	$22	$(11)	$(9)	$(8)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Plan assets at fair value, beginning of year	$999	$1,043	$302	$305
Employer contributions	54	5	1	1
Participant contributions	—	—	7	6
Actual return on plan assets	166	51	49	17
Benefits paid	(108)	(100)	(27)	(27)
Plan assets at fair value, end of year	$1,111	$999	$332	$302

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Benefit obligation, beginning of year	$1,276	$1,289	$358	$362
Service cost	—	4	2	2
Interest cost	49	54	14	15
Participant contributions	—	—	7	6
Actuarial (gain) loss	34	29	(23)	—
Benefits paid	(108)	(100)	(27)	(27)
Benefit obligation, end of year	$1,251	$1,276	$331	$358
Accumulated benefit obligation, end of year	$1,251	$1,276

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Plan assets at fair value, end of year	$1,111	$999	$332	$302
Less - Benefit obligation, end of year	1,251	1,276	331	358
Funded status	$(140)	$(277)	$1	$(56)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$5	$—	$1	$—
Other current liabilities	(4)	(5)	—	—
Other long-term liabilities	(141)	(272)	—	(56)
Amounts recognized	$(140)	$(277)	$1	$(56)

The SERP has no plan assets; however, PacifiCorp has a Rabbi trust that holds corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trust, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $60 million and $55 million as of December 31, 2017 and 2016, respectively. These assets are not included in the plan assets in the above table, but are reflected in cash and cash equivalents, totaling $9 million and $- million as of December 31, 2017 and 2016, respectively, and noncurrent other assets, totaling $51 million and 55 million as of December 31, 2017 and 2016, respectively, on the Consolidated Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Net loss (gain)	$442	$518	$(12)	$39
Prior service credit	—	—	(6)	(13)
Regulatory deferrals	(4)	(7)	7	8
Total	$438	$511	$(11)	$34

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2017 and 2016 is as follows (in millions):

		Accumulated
		Other
	Regulatory	Comprehensive
	Asset	Loss	Total
Pension
Balance, December 31, 2015	$473	$19	$492
Net loss arising during the year	51	2	53
Net amortization	(33)	(1)	(34)
Total	18	1	19
Balance, December 31, 2016	491	20	511
Net (gain) loss arising during the year	(60)	1	(59)
Net amortization	(13)	(1)	(14)
Total	(73)	—	(73)
Balance, December 31, 2017	$418	$20	$438

Regulatory
Asset (Liability)
Other Postretirement
Balance, December 31, 2015	$26
Net loss arising during the year	3
Net amortization	5
Total	8
Balance, December 31, 2016	34
Net gain arising during the year	(51)
Net amortization	6
Total	(45)
Balance, December 31, 2017	$(11)

The net loss, prior service credit and regulatory deferrals that will be amortized in 2018 into net periodic benefit cost are estimated to be as follows (in millions):

	Net	Prior Service	Regulatory
	Loss	Credit	Deferrals	Total

Pension	$16	$—	$(2)	$14
Other postretirement	—	(6)	1	(5)
Total	$16	$(6)	$(1)	$9

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015

Benefit obligations as of December 31:
Discount rate	3.60%	4.05%	4.40%	3.60%	4.05%	4.35%
Rate of compensation increase	N/A	N/A	2.75	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.05%	4.40%	4.00%	4.05%	4.35%	3.99%
Expected return on plan assets	7.25	7.50	7.50	7.25	7.50	7.08
Rate of compensation increase	N/A	2.75	2.75	N/A	N/A	N/A

In establishing its assumption as to the expected return on plan assets, PacifiCorp utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

As a result of a plan amendment effective on January 1, 2017, the benefit obligation for the Retirement Plan is no longer affected by future increases in compensation. As a result of a labor settlement reached with UMWA in December 2014, the benefit obligation for the other postretirement plan is no longer affected by healthcare cost trends.

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2018. Funding to PacifiCorp's Retirement Plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 ("ERISA") and the Pension Protection Act of 2006, as amended ("PPA"). PacifiCorp considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the PPA. PacifiCorp's funding of its other postretirement benefit plan is subject to tax deductibility and subordination limits and other considerations.

The expected benefit payments to participants in PacifiCorp's pension and other postretirement benefit plans for 2018 through 2022 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2018	$108	$25
2019	107	25
2020	103	26
2021	99	23
2022	94	23
2023-2027	393	100

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

The target allocations (percentage of plan assets) for PacifiCorp's pension and other postretirement benefit plan assets are as follows as of December 31, 2017:

	Pension(1)	Other Postretirement(1)
	%	%
Debt securities(2)	33 - 38	33 - 37
Equity securities(2)	49 - 60	61 - 65
Limited partnership interests	7 - 12	1 - 3
Other	0 - 1	0 - 1

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

(2)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements
The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2017:
Cash equivalents	$—	$43	$—	$43
Debt securities:
United States government obligations	45	—	—	45
Corporate obligations	—	60	—	60
Municipal obligations	—	9	—	9
Agency, asset and mortgage-backed obligations	—	37	—	37
Equity securities:
United States companies	416	—	—	416
International companies	22	—	—	22
Total assets in the fair value hierarchy	$483	$149	$—	632
Investment funds(2) measured at net asset value				416
Limited partnership interests(3) measured at net asset value				63
Investments at fair value				$1,111

As of December 31, 2016:
Cash equivalents	$—	$10	$—	$10
Debt securities:
United States government obligations	25	—	—	25
Corporate obligations	—	36	—	36
Municipal obligations	—	6	—	6
Agency, asset and mortgage-backed obligations	—	37	—	37
Equity securities:
United States companies	389	—	—	389
International companies	15	—	—	15
Investment funds(2)	83	—	—	83
Total assets in the fair value hierarchy	$512	$89	$—	601
Investment funds(2) measured at net asset value				337
Limited partnership interests(3) measured at net asset value				61
Investments at fair value				$999

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 60% and 40% respectively, for 2017 and 54% and 46%, respectively, for 2016, and are invested in United States and international securities of approximately 57% and 43%, respectively, for 2017 and 39% and 61%, respectively, for 2016.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit other postretirement plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2017:
Cash and cash equivalents	$4	$3	$—	$7
Debt securities:
United States government obligations	11	—	—	11
Corporate obligations	—	16	—	16
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	16	—	16
Equity securities:
United States companies	98	—	—	98
International companies	6	—	—	6
Investment funds(2)	32	—	—	32
Total assets in the fair value hierarchy	$151	$37	$—	188
Investment funds(2) measured at net asset value				140
Limited partnership interests(3) measured at net asset value				4
Investments at fair value				$332

As of December 31, 2016:
Cash and cash equivalents	$4	$1	$—	$5
Debt securities:
United States government obligations	11	—	—	11
Corporate obligations	—	13	—	13
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	13	—	13
Equity securities:
United States companies	93	—	—	93
International companies	4	—	—	4
Investment funds(2)	32	—	—	32
Total assets in the fair value hierarchy	$144	$29	$—	173
Investment funds(2) measured at net asset value				125
Limited partnership interests(3) measured at net asset value				4
Investments at fair value				$302

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 63% and 37%, respectively, for 2017 and 62% and 38%, respectively, for 2016, and are invested in United States and international securities of approximately 77% and 23%, respectively, for 2017 and 71% and 29%, respectively, for 2016.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.
For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models based on observable market inputs. Shares of mutual funds not registered under the Securities Act of 1933, private equity limited partnership interests, common and commingled trust funds and investment entities are reported at fair value based on the net asset value per unit, which is used for expedience purposes. A fund's net asset value is based on the fair value of the underlying assets held by the fund less its liabilities.

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

		PPA zone status or
		plan funded status percentage for
		plan years beginning July 1,					Contributions(1)
Plan name	Employer Identification Number	2017	2016	2015	Funding improvement plan	Surcharge imposed under PPA(1)	2017	2016	2015	Year contributions to plan exceeded more than 5% of total contributions(2)
UMWA 1974 Pension Plan	52-1050282	Critical and Declining	Critical and Declining	Critical and Declining	Implemented	Yes	$—	$—	$1	None
Local 57 Trust Fund	87-0640888	At least 80%	At least 80%	At least 80%	None	None	$7	$8	$8	2015, 2014, 2013

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

(2)
For the UMWA 1974 Pension Plan, information is for plan years beginning July 1, 2015, 2014 and 2013. Information for the plan year beginning July 1, 2016 is not yet available. For the Local 57 Trust Fund, information is for plan years beginning July 1, 2015, 2014 and 2013. Information for the plan year beginning July 1, 2016 is not yet available.

The current collective bargaining agreements governing the Local 57 Trust Fund expire in 2020.

Defined Contribution Plan

PacifiCorp's 401(k) plan covers substantially all employees. PacifiCorp's matching contributions are based on each participant's level of contribution and, as of January 1, 2017, all participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. PacifiCorp's contributions to the 401(k) plan were $39 million, $34 million and $35 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

PacifiCorp does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. Cost of removal regulatory liabilities totaled $955 million and $917 million as of December 31, 2017 and 2016, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's ARO liabilities for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$215	$224
Change in estimated costs	(8)	2
Additions	6	—
Retirements	(6)	(19)
Accretion	8	8
Ending balance	$215	$215

Reflected as:
Other current liabilities	$25	$21
Other long-term liabilities	190	194
	$215	$215

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of December 31, 2017:
Not designated as hedging contracts(1):
Commodity assets	$11	$1	$1	$—	$13
Commodity liabilities	(3)	—	(32)	(82)	(117)
Total	8	1	(31)	(82)	(104)

Total derivatives	8	1	(31)	(82)	(104)
Cash collateral receivable	—	—	17	57	74
Total derivatives - net basis	$8	$1	$(14)	$(25)	$(30)

As of December 31, 2016:
Not designated as hedging contracts(1):
Commodity assets	$24	$2	$1	$—	$27
Commodity liabilities	(6)	—	(14)	(84)	(104)
Total	18	2	(13)	(84)	(77)

Total derivatives	18	2	(13)	(84)	(77)
Cash collateral receivable	—	—	10	59	69
Total derivatives - net basis	$18	$2	$(3)	$(25)	$(8)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of December 31, 2017 and 2016, a regulatory asset of $101 million and $73 million, respectively, was recorded related to the net derivative liability of $104 million and $77 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2017	2016	2015

Beginning balance	$73	$133	$85
Changes in fair value recognized in regulatory assets	47	(27)	82
Net gains reclassified to operating revenue	9	10	40
Net losses reclassified to energy costs	(28)	(43)	(74)
Ending balance	$101	$73	$133

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2017	2016

Electricity (sales)	Megawatt hours	(9)	(3)
Natural gas purchases	Decatherms	113	84
Fuel oil purchases	Gallons	—	11

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $110 million and $97 million as of December 31, 2017 and 2016, respectively, for which PacifiCorp had posted collateral of $74 million and $69 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2017 and 2016, PacifiCorp would have been required to post $34 million and $22 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017:
Assets:
Commodity derivatives	$—	$13	$—	$(4)	$9
Money market mutual funds(2)	21	—	—	—	21
Investment funds	21	—	—	—	21
	$42	$13	$—	$(4)	$51

Liabilities - Commodity derivatives	$—	$(117)	$—	$78	$(39)

As of December 31, 2016:
Assets:
Commodity derivatives	$—	$27	$—	$(7)	$20
Money market mutual funds (2)	13	—	—	—	13
Investment funds	17	—	—	—	17
	$30	$27	$—	$(7)	$50

Liabilities - Commodity derivatives	$—	$(104)	$—	$76	$(28)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $74 million and $69 million as of December 31, 2017 and 2016, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,005	$8,370	$7,052	$8,204

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

Congress failed to pass legislation needed to implement the original KHSA. Hence, in February 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an agreement in principle committing to explore potential amendment of the KHSA to facilitate removal of the Klamath dams through a FERC process without the need for federal legislation. On April 6, 2016, PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce and other stakeholders executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective.

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

As of December 31, 2017, PacifiCorp's assets included $55 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals through either December 31, 2019, or December 31, 2022, depending upon the state jurisdiction.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $239 million over the next 10 years related to these licenses.

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2017 are as follows (in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Contract type:
Purchased electricity contracts -
commercially operable	$276	$165	$161	$150	$145	$1,574	$2,471
Purchased electricity contracts -
non-commercially operable	9	18	26	26	27	451	557
Fuel contracts	695	619	591	453	337	1,268	3,963
Construction commitments	85	29	3	—	—	—	117
Transmission	112	96	66	49	39	428	790
Operating leases and easements	7	7	7	7	6	97	131
Maintenance, service and
other contracts	36	34	22	25	14	80	211
Total commitments	$1,220	$968	$876	$710	$568	$3,898	$8,240

Purchased Electricity Contracts - Commercially Operable

As part of its energy resource portfolio, PacifiCorp acquires a portion of its electricity through long-term purchases and exchange agreements. PacifiCorp has several power purchase agreements with wind-powered generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the purchased electricity payments are any power purchase agreements that meet the definition of a lease. Rent expense related to those power purchase agreements that meet the definition of a lease totaled $14 million for 2017 and 2016 and $13 million for 2015.

Included in the minimum fixed annual payments for purchased electricity above are commitments to purchase electricity from several hydroelectric systems under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of system output and for a like percentage of system operating expenses and debt service. These costs are included in energy costs on the Consolidated Statements of Operations. PacifiCorp is required to pay its portion of operating costs and its portion of the debt service, whether or not any electricity is produced. These arrangements accounted for less than 5% of PacifiCorp's 2017, 2016 and 2015 energy sources.

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

Construction Commitments

PacifiCorp's construction commitments included in the table above relate to firm commitments and include costs associated with certain generating plant, transmission, and distribution projects.

Transmission

PacifiCorp has contracts for the right to transmit electricity over other entities' transmission lines to facilitate delivery to PacifiCorp's customers.

Operating Leases and Easements

PacifiCorp has non-cancelable operating leases primarily for certain operating facilities, office space, land and equipment that expire at various dates through the year ending December 31, 2096. These leases generally require PacifiCorp to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. PacifiCorp also has non-cancelable easements for land on which certain of its assets, primarily wind-powered generating facilities, are located. Rent expense totaled $15 million for the years ended December 31, 2017, 2016 and 2015.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(14)    Preferred Stock

PacifiCorp has 3,500 thousand shares of Serial Preferred Stock authorized at the stated value of $100 per share. PacifiCorp had 24 thousand shares of Serial Preferred Stock issued and outstanding as of December 31, 2017 and 2016. The outstanding preferred stock series are non-redeemable and have annual dividend rates of 6.00% and 7.00%.

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

PacifiCorp also has 16 million shares of No Par Serial Preferred Stock and 127 thousand shares of 5% Preferred Stock authorized, but no shares were issued or outstanding as of December 31, 2017 and 2016.

(15)    Common Shareholder's Equity

In February 2018, PacifiCorp declared a dividend of $250 million payable to PPW Holdings LLC, a wholly owned subsidiary of BHE and PacifiCorp's direct parent company ("PPW Holdings") in March 2018.

Through PPW Holdings, BHE is the sole shareholder of PacifiCorp's common stock. The state regulatory orders that authorized BHE's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2017, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings or BHE without prior state regulatory approval to the extent that it would reduce PacifiCorp's common equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. The terms of this commitment treat 50% of PacifiCorp's remaining balance of preferred stock in existence prior to the acquisition of PacifiCorp by BHE as common equity. As of December 31, 2017, PacifiCorp's actual common equity percentage, as calculated under this measure, was 54%, and PacifiCorp would have been permitted to dividend $2.5 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings or BHE if PacifiCorp's senior unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2017, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

PacifiCorp is also subject to a maximum debt-to-total capitalization percentage under various financing agreements as further discussed in Note 6.

(16)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of unrecognized amounts on retirement benefits, net of tax, of $15 million and $12 million as of December 31, 2017 and 2016, respectively.

(17)    Variable-Interest Entities

PacifiCorp holds a two-thirds interest in Bridger Coal Company ("Bridger Coal"), which supplies coal to the Jim Bridger generating facility that is owned two-thirds by PacifiCorp and one-third by PacifiCorp's joint venture partner in Bridger Coal. PacifiCorp purchases two-thirds of the coal produced by Bridger Coal, while the remaining coal is purchased by the joint venture partner. The power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. Each joint venture partner is jointly and severally liable for the obligations of Bridger Coal. Bridger Coal's necessary working capital to carry out its mining operations is financed by contributions from PacifiCorp and its joint venture partner. PacifiCorp's equity investment in Bridger Coal was $137 million and $165 million as of December 31, 2017 and 2016, respectively. Refer to Note 18 for information regarding related-party transactions with Bridger Coal.

(18)    Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to PacifiCorp by BHE and its subsidiaries under this agreement totaled $11 million during the year ended December 31, 2017, and $10 million during each of the years ended 2016 and 2015. Payables associated with these administrative services were $2 million as of December 31, 2017 and 2016, respectively. Amounts charged by PacifiCorp to BHE and its subsidiaries under this agreement totaled $3 million, $4 million and $7 million during the years ended December 31, 2017, 2016 and 2015, respectively. Receivables associated with these administrative services were $1 million as of December 31, 2017 and 2016, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of BHE in the ordinary course of business. Services provided by these subsidiaries in the ordinary course of business and charged to PacifiCorp primarily relate to wholesale electricity purchases and transmission of electricity, transportation of natural gas and employee relocation services. These expenses totaled $6 million, $7 million and $8 million during the years ended December 31, 2017, 2016 and 2015, respectively. Payables associated with these services were $1 million as of December 31, 2017 and 2016, respectively. Amounts charged by PacifiCorp to subsidiaries of BHE for wholesale electricity sales in the ordinary course of business totaled $1 million, $1 million and $2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $35 million, $37 million and $39 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, PacifiCorp had $3 million and $1 million, respectively, of accounts payable to BNSF outstanding under these contracts, including indirect payables related to a jointly owned facility.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. Federal and state income taxes receivable from BHE were $59 million and $17 million as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, cash paid for federal and state income taxes to BHE totaled $340 million, $201 million and $40 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal and Trapper Mining Inc. During the years ended December 31, 2017, 2016 and 2015, PacifiCorp charged Bridger Coal $2 million, $2 million and $19 million, respectively, primarily for the sale of mining equipment in 2015, administrative support and management services, as well as materials, provided by PacifiCorp to Bridger Coal. Receivables for these services, as well as for certain expenses paid by PacifiCorp and reimbursed by Bridger Coal, were $5 million and $5 million as of December 31, 2017 and 2016, respectively. Services provided by equity investees to PacifiCorp primarily relate to coal purchases. During the years ended December 31, 2017, 2016 and 2015, coal purchases from PacifiCorp's equity investees totaled $170 million, $174 million and $181 million, respectively. Payables to PacifiCorp's equity investees were $18 million and $17 million as of December 31, 2017 and 2016, respectively.

(19)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2017	2016	2015

Interest paid, net of amounts capitalized	$350	$350	$342
Income taxes paid, net	$340	$201	$40

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable related to property, plant and equipment additions	$147	$101	$147
Accounts receivable related to property, plant and equipment sales	$—	$—	$40

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

Item 6.	Selected Financial Data

Information required by Item 6 is omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's net income for 2017 was $605 million, an increase of $63 million, or 12%, compared to 2016, including $7 million of net expense as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "2017 Tax Reform"). Excluding the net effect of the 2017 Tax Reform, adjusted net income for 2017 was $612 million, an increase of $70 million, or 13%, compared to 2016. The increase was due to a higher income tax benefit from additional production tax credits of $38 million, the effects of ratemaking and lower pre-tax income, and higher electric gross margins of $76 million, excluding the impact of an increase in electric DSM program revenue (offset in operating expense) of $22 million, partially offset by higher maintenance expense of $52 million due to additional wind-powered generating facilities and the timing of fossil-fueled generation maintenance, higher depreciation and amortization of $21 million due to wind-powered generation and other plant placed in-service and accruals for Iowa regulatory arrangements, partially offset by a December 2016 reduction in depreciation rates, and higher property and other taxes of $7 million. Electric gross margins increased due to higher recoveries through bill riders, higher retail customer volumes, higher wholesale revenue and higher transmission revenue, partially offset by higher coal and purchased power costs. Retail customer volumes increased 2.4% due to industrial growth net of lower residential and commercial volumes from milder temperatures.

MidAmerican Energy's income from continuing operations of $542 million for 2016 increased $96 million, or 22%, compared to 2015 due to higher electric margins of $172 million, higher production tax credits of $39 million and lower fossil-fueled generation operations and maintenance of $35 million, partially offset by higher depreciation and amortization of $72 million from wind-powered generation and other plant placed in service and an accrual related to an Iowa revenue sharing arrangement, higher operations costs recovered through bill riders of $20 million, higher interest expense of $13 million primarily due to the issuance of first mortgage bonds in October 2015 and a lower income tax benefit due to higher pre-tax income and the effects of ratemaking. Electric margins reflect higher retail rates in Iowa, higher retail sales volumes, lower energy costs, higher wholesale revenue and higher transmission revenue.

MidAmerican Funding -

MidAmerican Funding's net income for 2017 was $574 million, an increase of $42 million, or 8%, compared to 2016, including after-tax charges of $17 million related to the tender offer of a portion of its 6.927% Senior Bonds due 2029 and $10 million of net expense as a result of the 2017 Tax Reform. Excluding the net effect of the 2017 Tax Reform and the tender offer, MidAmerican Funding's adjusted net income for 2017 was $601 million, an increase of $69 million, or 13%, compared to 2016. MidAmerican Funding's income from continuing operations for 2016 was $532 million, an increase of $90 million, or 20%, compared to 2015. In addition to the changes in MidAmerican Energy's earnings discussed above, MidAmerican Funding, in 2015, recognized an $8 million after-tax gain on the sale of an investment in a generating facility lease.

Regulated Electric Gross Margin

Operating revenue and cost of fuel, energy and capacity are the key drivers of MidAmerican Energy's regulated electric results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. MidAmerican Energy believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity, is therefore meaningful.

A comparison of key results related to regulated electric gross margin is as follows for the years ended December 31:

	2017	2016	Change		2016	2015	Change
Gross margin (in millions):
Operating revenue	$2,108	$1,985	$123	6%	$1,985	$1,837	$148	8%
Cost of fuel, energy and capacity(1)	434	409	25	6	409	433	(24)	(6)
Gross margin	$1,674	$1,576	$98	6	$1,576	$1,404	$172	12

Sales (GWh):
Residential	6,207	6,408	(201)	(3)%	6,408	6,166	242	4%
Commercial	3,761	3,812	(51)	(1)	3,812	3,806	6	—
Industrial	12,957	12,115	842	7	12,115	11,487	628	5
Other	1,567	1,589	(22)	(1)	1,589	1,583	6	—
Total retail	24,492	23,924	568	2	23,924	23,042	882	4
Wholesale	9,165	8,489	676	8	8,489	8,741	(252)	(3)
Total sales	33,657	32,413	1,244	4	32,413	31,783	630	2

Average number of retail customers (in thousands)	770	760	10	1%	760	752	8	1%

Average revenue per MWh:
Retail	$73.88	$71.86	$2.02	3%	$71.86	$69.68	$2.18	3%
Wholesale	$23.42	$22.95	$0.47	2%	$22.95	$20.09	$2.86	14%

Heating degree days	5,492	5,321	171	3%	5,321	5,654	(333)	(6)%
Cooling degree days	1,117	1,314	(197)	(15)%	1,314	1,067	247	23%

Sources of energy (GWh)(1):
Coal	13,598	13,179	419	3%	13,179	15,525	(2,346)	(15)%
Wind and other(2)	12,932	11,684	1,248	11	11,684	9,606	2,078	22
Nuclear	3,850	3,912	(62)	(2)	3,912	3,885	27	1
Natural gas	360	556	(196)	(35)	556	199	357	179
Total energy generated	30,740	29,331	1,409	5	29,331	29,215	116	—
Energy purchased	3,603	3,882	(279)	(7)	3,882	3,194	688	22
Total	34,343	33,213	1,130	3	33,213	32,409	804	2

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

For 2017 compared to 2016, regulated electric gross margin increased $98 million primarily due to:

(1)	Higher retail gross margin of $51 million due to -

•	an increase of $73 million from higher recoveries through bill riders, including $22 million of electric DSM program revenue (offset in operating expense);

•	an increase of $32 million from non-weather-related usage factors, including higher industrial sales volumes; partially offset by

•	a decrease of $33 million from higher retail energy costs primarily due to higher coal-fueled generation and higher purchased power costs; and

•	a decrease of $21 million from the impact of milder temperatures;

(2)
Higher wholesale gross margin of $32 million due to higher margins per unit from higher market prices, greater availability of lower cost generation for wholesale purposes and higher sales volumes; and

(3)	Higher Multi-Value Projects ("MVP") transmission revenue of $13 million due to continued capital additions.

For 2016 compared to 2015, regulated electric gross margin increased $172 million primarily due to:

(1)	Higher retail gross margin of $118 million due to -

•	an increase of $47 million from higher electric rates in Iowa effective January 1, 2016, for the third step of a 2014 Iowa rate increase;

•	an increase of $33 million primarily from non-weather-related usage factors, including higher industrial sales volumes;

•	an increase of $27 million from the impact of temperatures;

•	an increase of $13 million from lower retail energy costs due to a lower average cost of fuel for generation and lower coal-fueled generation; partially offset by

•	a decrease of $2 million from lower recoveries through bill riders;

(2)
Higher wholesale gross margin of $37 million due to higher margins per unit from greater availability of lower cost generation for wholesale purposes, partially offset by lower sales volumes attributable to lower coal-fueled generation; and

(3)	Higher MVP transmission revenue of $17 million, which is expected to increase as projects are constructed.

Regulated Gas Gross Margin

Operating revenue and cost of gas sold are the key drivers of MidAmerican Energy's regulated gas results of operations as they encompass retail and wholesale natural gas revenue and the direct costs associated with providing natural gas to customers. MidAmerican Energy believes that a discussion of gross margin, representing operating revenue less cost of gas sold, is therefore meaningful.

A comparison of key results related to regulated gas gross margin is as follows for the years ended December 31:

	2017	2016	Change		2016	2015	Change
Gross margin (in millions):
Operating revenue	$719	$637	$82	13%	$637	$661	$(24)	(4)%
Cost of gas sold	441	367	74	20	367	397	(30)	(8)
Gross margin	$278	$270	$8	3	$270	$264	$6	2

Natural gas throughput (000's Dths):
Residential	46,366	46,020	346	1%	46,020	46,519	(499)	(1)%
Commercial	23,434	23,345	89	—	23,345	23,466	(121)	(1)
Industrial	4,725	5,079	(354)	(7)	5,079	4,833	246	5
Other	38	37	1	3	37	37	—	—
Total retail sales	74,563	74,481	82	—	74,481	74,855	(374)	—
Wholesale sales	39,735	38,813	922	2	38,813	35,250	3,563	10
Total sales	114,298	113,294	1,004	1	113,294	110,105	3,189	3
Gas transportation service	92,136	83,610	8,526	10	83,610	80,001	3,609	5
Total natural gas throughput	206,434	196,904	9,530	5	196,904	190,106	6,798	4

Average number of retail customers (in thousands)	751	742	9	1%	742	733	9	1%
Average revenue per retail Dth sold	$7.64	$6.85	$0.79	12%	$6.85	$7.12	$(0.27)	(4)%
Average cost of natural gas per retail Dth sold	$4.41	$3.70	$0.71	19%	$3.70	$4.03	$(0.33)	(8)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.86	$3.24	$0.62	19%	$3.24	$3.61	$(0.37)	(10)%

Heating degree days	5,788	5,616	172	3%	5,616	5,913	(297)	(5)%

Regulated gas revenue includes purchased gas adjustments clauses ("PGAs") through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect gross margin or net income because regulated gas revenue reflects comparable fluctuations through the PGAs. For 2017, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold increased 19%, resulting in an increase of $67 million in gas revenue and cost of gas sold compared to 2016. For 2016, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 10%, resulting in a decrease of $42 million in gas revenue and cost of gas sold compared to 2015. Additionally, fluctuations in gas wholesale sales impact gas revenue and cost of gas sold but do not affect regulated gas gross margin.

For 2017 compared to 2016, regulated gas gross margin increased $8 million due to:

(1)	higher DSM program revenue (offset in operations and maintenance expense) of $3 million;

(2)	higher retail sales volumes of $2 million from colder winter temperatures;

(3)	higher gas transportation throughput of $2 million and

(4)	higher average per-unit margin of $2 million.

For 2016 compared to 2015, regulated gas gross margin increased $6 million due to:

(1)	higher DSM program revenue (offset in operations and maintenance expense) of $6 million;

(2)	higher gas transportation throughput of $2 million;

(3)	higher average per-unit margin of $1 million, partially offset by

(4)	lower retail sales volumes of $3 million from warmer winter temperatures.

Regulated Operating Costs and Expenses

Operations and maintenance increased $88 million for 2017 compared to 2016 due to higher DSM program expense of $25 million and higher transmission operations costs from MISO of $6 million, both of which are recoverable in bill riders and offset in operating revenue, higher coal-fueled and nuclear generation maintenance of $22 million substantially due to the timing of coal-fueled generation outages, higher wind-powered generation maintenance of $18 million from additional wind turbines and higher electric distribution and transmission maintenance of $12 million due to tree trimming costs.

Operations and maintenance decreased $12 million for 2016 compared to 2015 due to lower fossil-fueled generation maintenance of $24 million from the timing of planned outages, lower generation operations of $7 million, lower health care, information technology and other administrative costs of $7 million and lower electric and gas distribution costs of $6 million, partially offset by higher DSM program costs of $11 million and higher transmission operations costs from MISO of $9 million, both of which are recoverable in bill riders and matched by increases in revenue, and higher wind-powered generation maintenance of $13 million due to the addition of wind turbines.

Depreciation and amortization increased $21 million for 2017 compared to 2016 due to utility plant additions, including wind-powered generating facilities placed in-service in the second half of 2016, accruals for Iowa regulatory arrangements of $15 million, partially offset by $31 million from lower depreciation rates implemented in December 2016.

Depreciation and amortization increased $72 million for 2016 compared to 2015 primarily due to additional wind-powered generating facilities placed in-service in the second half of 2015 and the fourth quarter of 2016 and $34 million for accruals for regulatory arrangements in Iowa that reduce electric utility net plant.

Property and other taxes increased $7 million for 2017 compared to 2016 due to higher Iowa replacement taxes from higher sales volumes and higher wind turbine property taxes.

Other Income and (Expense)

MidAmerican Energy -

Interest expense increased $18 million for 2017 compared to 2016 due to higher interest expense from the issuance of $850 million of first mortgage bonds in February 2017 and $30 million of variable rate tax-exempt bonds in December 2016, partially offset by the redemption of $250 million of 5.95% Senior Notes in February 2017. Refer to Note 9 of Notes to Financial Statements in Item 8 of this Form 10-K for further discussion of first mortgage bonds.

Interest expense increased $13 million for 2016 compared to 2015 primarily due to higher interest expense from the issuance of $650 million of first mortgage bonds in October 2015, partially offset by the payment of a $426 million turbine purchase obligation in December 2015.

Allowance for borrowed and equity funds increased $29 million for 2017 compared to 2016 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities and the wind turbine repowering project.

Other, net increased $5 million for 2017 compared to 2016 due to higher returns from corporate-owned life insurance policies and higher interest income from favorable cash positions, partially offset by a gain of $5 million in 2016 on the redemption of MidAmerican Energy's investments in auction rate securities.

Other, net increased $9 million for 2016 compared to 2015 due to a gain of $5 million on the redemption of MidAmerican Energy's investments in auction rate securities and higher returns from corporate-owned life insurance policies.

MidAmerican Funding -

In addition to the fluctuations discussed above for MidAmerican Energy, MidAmerican Funding's other, net for 2017 reflects a pre-tax charge of $29 million from the early redemption of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029, for 2016 reflects income of $2 million from a partnership's sale of a real estate investment, for 2015 reflects a $13 million pre-tax gain on the sale of an investment in a generating facility lease.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $51 million for 2017 compared to 2016, and the effective tax rate was (43)% for 2017 and (32)% for 2016. The change in the effective tax rate was substantially due to an increase of $38 million in production tax credits and the effects of ratemaking, partially offset by the impact of the 2017 Tax Reform and higher pre-tax income.

MidAmerican Energy's income tax benefit on continuing operations decreased $15 million for 2016 compared to 2015, and the effective tax rate was (32)% for 2016 and (49)% for 2015. The change in the effective tax rate was substantially due to higher pre-tax income, partially offset by an increase of $39 million in production tax credits.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a prescribed per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. Beginning in late 2014, some of MidAmerican Energy's wind-powered generating facilities surpassed the 10-year eligibility period and are no longer earning the credits. A credit per kilowatt hour of $0.024 for 2017 and $0.023 for 2016 and 2015 was applied to annual production, which resulted in $287 million, $249 million and $210 million, respectively, in production tax credits.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $63 million for 2017 compared to 2016, and the effective tax rate was (54)% for 2017 and (35)% for 2016. MidAmerican Funding's income tax benefit on continuing operations decreased $11 million for 2016 compared to 2015, and the effective tax rate was (35)% for 2016 and (51)% for 2015. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy. Additionally, 2017 reflects an income tax benefit from a charge of $29 million for the early redemption of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029, and 2015 reflects income taxes on a $13 million gain from the sale of an investment in a generating facility lease.

Liquidity and Capital Resources

As of December 31, 2017, MidAmerican Energy's total net liquidity was $707 million consisting of $172 million of cash and cash equivalents and $905 million of credit facilities reduced by $370 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of December 31, 2017, MidAmerican Funding's total net liquidity was $711 million, including MHC's $4 million credit facility.

Cash Flows From Operating Activities

MidAmerican Energy's net cash flows from operating activities were $1,396 million, $1,403 million and $1,351 million for 2017, 2016 and 2015, respectively. MidAmerican Funding's net cash flows from operating activities were $1,380 million, $1,393 million and $1,335 million for 2017, 2016 and 2015, respectively. Cash flows from operating activities decreased for 2017 compared to 2016 primarily due to lower income tax receipts and higher interest payments, partially offset by higher cash margins for MidAmerican Energy's regulated electric business, including a reduction in fuel inventories. The increase in net cash flows from operating activities for 2016 compared to 2015 was primarily due to higher cash margins for MidAmerican Energy's regulated electric business, partially offset by a growth in receivables net of payables, lower derivative collateral cash flows, higher payments for asset retirement obligation settlements, and the timing of DSM cost recovery cash flows.

MidAmerican Energy's income tax cash flows benefited in 2017, 2016 and 2015 from 50% bonus depreciation on qualifying assets placed in service and from production tax credits earned on qualifying projects. In December 2017, the 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 and eliminates bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017, but did not impact production tax credits. MidAmerican Energy believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will be available for 2018 and 2019. MidAmerican Energy anticipates passing the benefits of lower tax expense to customers in the form of either rate reductions or rate base reductions. MidAmerican Energy expects lower revenue and income taxes as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. MidAmerican Energy does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. Refer to Regulatory Matters in Item 1 of this Form 10-K for further discussion of regulatory matters associated with the 2017 Tax Reform. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Internal Revenue Service ("IRS") rules provide for re-establishment of the production tax credit for an existing wind-powered generating facility upon the replacement of a significant portion of its components. Such component replacement is commonly referred to as repowering. If the degree of component replacement in such projects meets IRS guidelines, production tax credits are re-established for ten years at rates that depend upon the date in which construction begins, as noted in the above paragraph. MidAmerican Energy’s current repowering projects are expected to earn production tax credits at 100% of the value of such credits.

Cash Flows From Investing Activities

MidAmerican Energy's net cash flows from investing activities were $(1,874) million, $(1,615) million and $(1,450) million for 2017, 2016 and 2015, respectively. MidAmerican Funding's net cash flows from investing activities were $(1,877) million, $(1,614) million and $(1,438) million for 2017, 2016 and 2015, respectively. Net cash flows from investing activities consist almost entirely of utility construction expenditures. Refer to "Future Uses of Cash" for further discussion of utility construction expenditures. Purchases and proceeds related to available-for-sale securities consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and, in 2016, proceeds from the redemption of MidAmerican Energy's investments in auction rate securities. MidAmerican Funding received $13 million in 2015 related to the sale of an investment in a generating facility lease. Restricted cash and short-term investments activity for 2017 and 2016 relates to restricted proceeds from Solid Waste Facilities Revenue Bonds issued by the Iowa Finance Authority in 2017 and 2016, as discussed below.

Cash Flows From Financing Activities

MidAmerican Energy's net cash flows from financing activities were $636 million, $123 million and $173 million for 2017, 2016 and 2015, respectively. MidAmerican Funding's net cash flows from financing activities were $654 million, $133 million and $176 million for 2017, 2016 and 2015, respectively. In December 2017, the Iowa Finance Authority issued $150 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2047, the restricted proceeds of which were loaned to MidAmerican Energy for the purpose of constructing solid waste facilities. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds was used to finance capital expenditures disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds. In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017. In December 2016, the Iowa Finance Authority issued $30 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2046, the proceeds of which were loaned to MidAmerican Energy for the purpose of constructing solid waste facilities. In September 2016, the Iowa Finance Authority issued $33 million of variable-rate, tax-exempt Pollution Control Facilities Refunding Revenue Bonds due September 2036, the proceeds of which were loaned to MidAmerican Energy to refinance, in September 2016, variable-rate tax-exempt pollution control refunding revenue bonds totaling $29 million due September 2016 and $4 million due March 2017, which were optionally redeemed in full. In October 2015, MidAmerican Energy issued $200 million of 3.50% First Mortgage Bonds due October 2024 and $450 million of 4.25% First Mortgage Bonds due May 2046. The net proceeds were used for the payment of a $426 million turbine purchase obligation due December 2015 and for general corporate purposes. Through its commercial paper program, MidAmerican Energy made repayments totaling $99 million in 2017, received $99 million in 2016 and made repayments totaling $50 million in 2015.

In December 2017, MidAmerican Funding redeemed through a tender offer a portion of its 6.927% Senior Bonds. MidAmerican Funding received $133 million, $9 million and $3 million in 2017, 2016 and 2015, respectively, through its note payable with BHE.

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through February 28, 2019, commercial paper and bank notes aggregating $905 million at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2020 for which MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue an indeterminate amount of long-term debt securities through September 16, 2018. Additionally, following the February 2018 issuance of $700 million of first mortgage bonds, MidAmerican Energy has authorization from the FERC to issue, through August 31, 2019, preferred stock up to an aggregate of $500 million and long-term debt securities up to an aggregate of $1.5 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the ICC to issue preferred stock up to an aggregate of $500 million through November 1, 2020, and additional long-term debt securities up to an aggregate of $1.5 billion, of which $500 million expires March 15, 2019, and $1.0 billion expires November 1, 2020.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of December 31, 2017, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of MidAmerican Energy's regulatory commitment to maintain its common equity above certain thresholds, MidAmerican Energy could dividend $2.1 billion as of December 31, 2017, without falling below 42%, and MidAmerican Funding had restricted net assets of $3.7 billion.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2015	2016	2017	2018	2019	2020

Wind-powered generation development	$931	$943	$657	$1,132	$1,038	$329
Wind-powered generation repowering	—	67	514	248	205	123
Transmission Multi-Value Projects	156	119	21	46	—	—
Other	359	507	581	970	468	445
Total	$1,446	$1,636	$1,773	$2,396	$1,711	$897

MidAmerican Energy's historical and forecast capital expenditures include the following:

•
The construction of wind-powered generating facilities in Iowa. MidAmerican Energy placed in-service 334 MW (nominal ratings) during 2017, 600 MW (nominal ratings) during 2016 and 608 MW (nominal ratings) during 2015. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities, including the additions in 2017 and facilities expected to be placed in-service in 2018 and 2019. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism will be effective in 2018 and will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of federal production tax credits available.

•
The repowering of certain existing wind-powered generating facilities in Iowa. This project entails the replacement of significant components of the oldest turbines in MidAmerican Energy's fleet. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service. Under MidAmerican Energy's Iowa electric tariff, federal production tax credits related to facilities that were in-service prior to 2013 must be included in its Iowa energy adjustment clause. In August 2017, the IUB approved a tariff change that excludes from MidAmerican Energy's Iowa energy adjustment clause any future federal production tax credits related to these repowered facilities. In 2017, facilities accounting for 414 MW and $465 million of repowering expenditures were placed in-service.

•
Transmission MVP investments. In 2012, MidAmerican Energy started the construction of four MISO-approved MVPs located in Iowa and Illinois. When complete, the four MVPs will have added approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system and will be owned and operated by MidAmerican Energy. As of December 31, 2017, 224 miles of these MVP transmission lines have been placed in-service.

•	Remaining expenditures primarily relate to routine operating projects for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2017 (in millions):

	Payments Due By Periods
		2019-	2021-	2023 and
	2018	2020	2022	After	Total
MidAmerican Energy:
Long-term debt	$350	$503	$—	$4,227	$5,080
Interest payments on long-term debt(1) (2)	203	371	365	2,621	3,560
Coal, electricity and natural gas contract commitments(1)	268	278	159	85	790
Construction commitments(1)	790	30	—	—	820
Easements and operating leases(1)	22	42	42	713	819
Other commitments(1)	96	221	268	233	818
	1,729	1,445	834	7,879	11,887

MidAmerican Funding parent:
Long-term debt	—	—	—	239	239
Interest payments on long-term debt(1)	17	33	33	108	191
	17	33	33	347	430
Total contractual cash obligations	$1,746	$1,478	$867	$8,226	$12,317

(1)	Not reflected on the Consolidated Balance Sheets.

(2)
Includes interest payments for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2017 rates.

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

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state’s zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC’s energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both lawsuits. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit. Parties have filed briefs and presented oral argument. MidAmerican Energy cannot predict the outcome of these lawsuits.

On January 9, 2017, the Electric Power Supply Association filed two requests with the FERC seeking to expand Minimum Offer Price Rule ("MOPR") provisions to apply to existing resources receiving zero emission credit compensation. If successful, an expanded MOPR could result in an increased risk of Quad Cities Station not clearing in future capacity auctions and Exelon Generation no longer receiving capacity revenues for the facility. As majority owner and operator of Quad Cities Station, Exelon Generation has filed protests at the FERC in response to each filing. The timing of the FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding air and water quality, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations and "Liquidity and Capital Resources" for MidAmerican Energy's forecast environmental-related capital expenditures.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2017, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's first mortgage bonds.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2017, MidAmerican Energy would have been required to post $114 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 13 of Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's collateral requirements specific to its derivative contracts.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $204 million and total regulatory liabilities were $1,661 million as of December 31, 2017. Refer to Note 6 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

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

It is probable that MidAmerican Energy will pass income tax benefits and expenses related to the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences on to its customers. As of December 31, 2017, these amounts were recognized as a net regulatory liability of $681 million and will be included in regulated rates when the associated temporary differences reverse.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2017, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2017. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy Inc. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2017, MidAmerican Energy recognized a net liability totaling $23 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2017, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and regulatory liabilities totaled $38 million and $41 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 11 of Notes to Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2017.

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

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%
Effect on December 31, 2017 Benefit Obligations:
Discount rate	$(38)	$42	$(10)	$10

Effect on 2017 Periodic Cost:
Discount rate	1	(2)	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan.

Revenue Recognition - Unbilled Revenue

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $89 million as of December 31, 2017. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month, and billed revenue is recorded based on the subsequent meter readings.

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

Commodity Price Risk

MidAmerican Energy is exposed to the impact of market fluctuations in commodity prices and interest rates. MidAmerican Energy is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territory. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather; market liquidity; generating facility availability; customer usage; storage; and transmission and transportation constraints. Commodity price risk for MidAmerican Energy's regulated retail electricity and natural gas operations is significantly mitigated by the inclusion of energy costs in energy cost rider mechanisms, which permit the current recovery of such costs from its retail customers. MidAmerican Energy uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements to mitigate price volatility on behalf of its customers. MidAmerican Energy does not engage in a material amount of proprietary trading activities, and following the January 1, 2016 transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE, MidAmerican Energy no longer provides nonregulated retail electricity and natural gas services in competitive markets.

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

As of December 31, 2017 and 2016, MidAmerican Energy had short- and long-term variable-rate obligations totaling $370 million and $319 million, respectively, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2017, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2017 and 2016.

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

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2017, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MidAmerican Energy Company ("MidAmerican Energy") as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)(ii) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MidAmerican Energy as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of MidAmerican Energy's management. Our responsibility is to express an opinion on MidAmerican Energy's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to MidAmerican Energy in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. MidAmerican Energy is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of MidAmerican Energy’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 23, 2018

We have served as MidAmerican Energy's auditor since 1999.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$172	$14
Receivables, net	344	285
Income taxes receivable	51	9
Inventories	245	264
Other current assets	134	35
Total current assets	946	607

Property, plant and equipment, net	14,207	12,821
Regulatory assets	204	1,161
Investments and restricted cash and investments	728	653
Other assets	233	217

Total assets	$16,318	$15,459

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2017	2016

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$452	$303
Accrued interest	48	45
Accrued property, income and other taxes	132	137
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	128	159
Total current liabilities	1,110	993

Long-term debt	4,692	4,051
Deferred income taxes	2,237	3,572
Regulatory liabilities	1,661	883
Asset retirement obligations	528	510
Other long-term liabilities	326	290
Total liabilities	10,554	10,299

Commitments and contingencies (Note 15)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	5,203	4,599
Total shareholder's equity	5,764	5,160

Total liabilities and shareholder's equity	$16,318	$15,459

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$2,108	$1,985	$1,837
Regulated gas and other	729	640	665
Total operating revenue	2,837	2,625	2,502

Operating costs and expenses:
Cost of fuel, energy and capacity	434	409	433
Cost of gas sold and other	442	367	398
Operations and maintenance	781	693	705
Depreciation and amortization	500	479	407
Property and other taxes	119	112	110
Total operating costs and expenses	2,276	2,060	2,053

Operating income	561	565	449

Other income and (expense):
Interest expense	(214)	(196)	(183)
Allowance for borrowed funds	15	8	8
Allowance for equity funds	41	19	20
Other, net	19	14	5
Total other income and (expense)	(139)	(155)	(150)

Income before income tax benefit	422	410	299
Income tax benefit	(183)	(132)	(147)

Income from continuing operations	605	542	446

Discontinued operations (Note 3):
Income from discontinued operations	—	—	22
Income tax expense	—	—	6
Income on discontinued operations	—	—	16

Net income	$605	$542	$462

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$605	$542	$462

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $1 and $-	—	3	—
Unrealized losses on cash flow hedges, net of tax of $-, $- and $(4)	—	—	(7)
Total other comprehensive income (loss), net of tax	—	3	(7)

Comprehensive income	$605	$545	$455

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
	Common	Retained	Comprehensive	Total
	Stock	Earnings	Loss, Net	Equity

Balance, December 31, 2014	$561	$3,712	$(23)	$4,250
Net income	—	462	—	462
Other comprehensive loss	—	—	(7)	(7)
Balance, December 31, 2015	561	4,174	(30)	4,705
Net income	—	542	—	542
Other comprehensive income	—	—	3	3
Dividend (Note 3)	—	(117)	27	(90)
Balance, December 31, 2016	561	4,599	—	5,160
Net income	—	605	—	605
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2017	$561	$5,203	$—	$5,764

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$605	$542	$462
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	500	479	407
Deferred income taxes and amortization of investment tax credits	332	361	275
Changes in other assets and liabilities	37	47	49
Other, net	(59)	(91)	(58)
Changes in other operating assets and liabilities:
Receivables, net	(58)	(61)	91
Inventories	19	(27)	(53)
Derivative collateral, net	2	5	33
Pension and other postretirement benefit plans, net	(11)	(6)	(8)
Accounts payable	69	39	(76)
Accrued property, income and other taxes, net	(41)	107	217
Other current assets and liabilities	1	8	12
Net cash flows from operating activities	1,396	1,403	1,351

Cash flows from investing activities:
Utility construction expenditures	(1,773)	(1,636)	(1,446)
Purchases of available-for-sale securities	(143)	(138)	(142)
Proceeds from sales of available-for-sale securities	137	158	135
Net increase in restricted cash and short-term investments	(98)	(10)	—
Other, net	3	11	3
Net cash flows from investing activities	(1,874)	(1,615)	(1,450)

Cash flows from financing activities:
Proceeds from long-term debt	990	62	649
Repayments of long-term debt	(255)	(38)	(426)
Net (repayments of) proceeds from short-term debt	(99)	99	(50)
Net cash flows from financing activities	636	123	173

Net change in cash and cash equivalents	158	(89)	74
Cash and cash equivalents at beginning of year	14	103	29
Cash and cash equivalents at end of year	$172	$14	$103

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)	Company Organization

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

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2017 and 2016, the allowance for doubtful accounts totaled $7 million and is included in receivables, net on the Balance Sheets.

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

Inventories

Inventories consist mainly of coal stocks, totaling $117 million and $137 million as of December 31, 2017 and 2016, respectively, materials and supplies, totaling $100 million and $99 million as of December 31, 2017 and 2016, respectively, and natural gas in storage, totaling $24 million as of December 31, 2017 and 2016. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $22 million and $27 million higher as of December 31, 2017 and 2016, respectively.

Utility Plant, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC") and equity AFUDC. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds and energy benefits associated with certain wind-powered generation. Amounts expensed under this arrangement are included as a component of depreciation and amortization.

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

Revenue Recognition

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2017 and 2016, unbilled revenue was $89 million and $87 million, respectively, and is included in receivables, net on the Balance Sheets.

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

All of MidAmerican Energy's regulated retail electric and gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management and certain transmission costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders are charged to expense in the same year the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2017 and 2016, was $72 million and $31 million, respectively.

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

Income Taxes

Berkshire Hathaway includes MidAmerican Funding and MidAmerican Energy in its consolidated United States federal income tax return. MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law which, among other items, reduces the federal corporate tax rate from 35% to 21%. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences that MidAmerican Energy deems probable to be passed on to its customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory jurisdictions.

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

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption will not have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, “Statement of Cash Flows - Overall.” The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively, wherein the statement of cash flows of each period presented should be adjusted to reflect the new guidance. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption will not have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption will not have a material impact on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. In January 2018, the FASB issued ASU No. 2018-01 that provides for an optional transition practical expedient allowing companies to not have to evaluate existing land easements if they were not previously accounted for under ASC Topic 840, "Leases." This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. MidAmerican Energy plans to adopt this guidance effective January 1, 2019, and is currently evaluating the impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted, and is required to be adopted prospectively by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption will not have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No.2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. MidAmerican Energy adopted this guidance effective January 1, 2018, under the modified retrospective method and the adoption will not have an impact on its Financial Statements but will increase the disclosures included within Notes to Financial Statements. The timing and amount of revenue recognized after adoption of the new guidance will not be different than before as a majority of revenue is recognized equal to what MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy's performance to date. MidAmerican Energy's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class for each segment.

(3)	Discontinued Operations

On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE. The transfer was made at MidAmerican Energy's carrying value of the assets, liabilities and AOCI as of December 31, 2015, totaling $90 million, and was recorded by MidAmerican Energy as a noncash dividend. Financial results of the unregulated retail services business for the year ended December 31, 2015 have been reclassified to discontinued operations in the Statement of Operations. Significant line items constituting pre-tax income from discontinued operations and total cash flows from operating activities for the years ended December 31 are as follows (in millions):

2015

Operating revenue	$905
Cost of sales	$854

Cash flows from operating activities	$30

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2017	2016

Utility plant in service:
Generation	20-70 years	$12,107	$11,282
Transmission	52-75 years	1,838	1,726
Electric distribution	20-75 years	3,380	3,197
Gas distribution	29-75 years	1,640	1,565
Utility plant in service		18,965	17,770
Accumulated depreciation and amortization		(5,561)	(5,448)
Utility plant in service, net		13,404	12,322
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		13,410	12,328
Construction work-in-progress		797	493
Property, plant and equipment, net		$14,207	$12,821

Nonregulated property includes land, computer software and other assets not recoverable for regulated utility purposes.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2017	2016	2015

Electric	2.6%	2.8%	3.0%
Gas	2.7%	2.9%	2.9%

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

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2017 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88%	$807	$432	$8
Quad Cities Unit Nos. 1 & 2(1)	25	698	387	20
Walter Scott, Jr. Unit No. 3	79	617	316	8
Walter Scott, Jr. Unit No. 4(2)	60	456	112	1
George Neal Unit No. 4	41	307	159	1
Ottumwa Unit No. 1	52	567	206	40
George Neal Unit No. 3	72	425	183	7
Transmission facilities	Various	249	87	1
Total		$4,126	$1,882	$86

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $81 million, respectively.

(6)	Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2017	2016

Deferred income taxes, net(1)	N/A	$—	$985
Asset retirement obligations(2)	10 years	133	105
Employee benefit plans(3)	13 years	38	40
Unrealized loss on regulated derivative contracts	1 year	6	2
Other	Various	27	29
Total		$204	$1,161

(1)
Amounts primarily represent income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Amount predominantly relates to asset retirement obligations for fossil-fueled and wind-powered generating facilities. Refer to Note 12 for a discussion of asset retirement obligations.

(3)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

MidAmerican Energy had regulatory assets not earning a return on investment of $200 million and $1.2 billion as of December 31, 2017 and 2016, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2017	2016

Cost of removal accrual(1)	28 years	$688	$665
Deferred income taxes(2)	28 years	681	—
Asset retirement obligations(3)	35 years	173	117
Employee benefit plans(4)	11 years	41	12
Pre-funded AFUDC on transmission MVPs(5)	55 years	35	35
Iowa electric revenue sharing accrual(6)	1 year	26	30
Unrealized gain on regulated derivative contracts	1 year	3	6
Other	Various	14	18
Total		$1,661	$883

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. See Note 10 for further discussion of 2017 Tax Reform impacts.

(3)	Amount predominantly represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 12 for a discussion of asset retirement obligations.

(4)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

(5)	Represents AFUDC accrued on transmission MVPs that is deducted from rate base as a result of the inclusion of related construction work-in-progress in rate base.

(6)	Represents current-year accruals under a regulatory arrangement in Iowa in which equity returns exceeding specified thresholds reduce utility plant upon final determination.

(7)	Investments and Restricted Cash and Investments

Investments and restricted cash and investments consists of the following amounts as of December 31 (in millions):

	2017	2016

Nuclear decommissioning trust	$515	$460
Rabbi trusts	198	184
Other	15	9
Total	$728	$653

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. These investments in debt and equity securities are classified as available-for-sale and are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which is currently licensed for operation until December 2032. As of December 31, 2017 and 2016, the fair value of the trust's funds was invested as follows: 56% and 54%, respectively, in domestic common equity securities, 34% and 35%, respectively, in United States government securities, 7% and 8%, respectively, in domestic corporate debt securities and 3% and 3%, respectively, in other securities.

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

(8)    Short-Term Debt and Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has a $900 million unsecured credit facility expiring June 2020 with two one-year extension options subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2018 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2016, the weighted average interest rate on commercial paper borrowings outstanding was 0.73%. The $900 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2017, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $905 million through February 28, 2019.

The following table summarizes MidAmerican Energy's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

	2017	2016

Credit facilities	$905	$605
Less:
Short-term debt outstanding	—	(99)
Variable-rate tax-exempt bond support	(370)	(220)
Net credit facilities	$535	$286

(9)	Long-Term Debt

MidAmerican Energy's long-term debt consists of the following, including amounts maturing within one year and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016

First mortgage bonds:
2.40%, due 2019	$500	$499	$499
3.70%, due 2023	250	248	248
3.50%, due 2024	500	501	501
3.10%, due 2027	375	372	—
4.80%, due 2043	350	346	345
4.40%, due 2044	400	394	394
4.25%, due 2046	450	445	445
3.95%, due 2047	475	470	—
Notes:
5.95% Series, due 2017	—	—	250
5.3% Series, due 2018	350	350	350
6.75% Series, due 2031	400	396	396
5.75% Series, due 2035	300	298	298
5.8% Series, due 2036	350	347	347
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	8	6	7
Variable-rate tax-exempt bond obligation series: (weighted average interest rate- 2017-1.91%, 2016-0.76%):
Due 2023, issued in 1993	7	7	7
Due 2023, issued in 2008	57	57	57
Due 2024	35	35	35
Due 2025	13	13	13
Due 2036	33	33	33
Due 2038	45	45	45
Due 2046	30	29	29
Due 2047	150	149	—
Capital lease obligations - 4.16%, due through 2020	2	2	2
Total	$5,080	$5,042	$4,301

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2018, and thereafter, excluding unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

2018	$350
2019	501
2020	2
2021	—
2022	—
2023 and thereafter	4,227

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2017, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $16 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt bond obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2017 and 2016. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues. Additionally, MidAmerican Energy's obligations associated with the $30 million and $150 million variable rate, tax-exempt bond obligations due 2046 and 2047, respectively, are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended. In December 2017, the Iowa Finance Authority issued $150 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2047, the proceeds of which were loaned to MidAmerican Energy and restricted for the purpose of constructing solid waste facilities. As of December 31, 2017, $108 million of the restricted proceeds are reflected in other current assets on the Balance Sheet.

As of December 31, 2017, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2017, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $2.1 billion as of December 31, 2017, without falling below 42%.

(10)	Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018 and limitations on bonus depreciation for utility property. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, MidAmerican Energy reduced deferred income tax liabilities $1,824 million. As it is probable the change in deferred taxes will be passed back to customers through regulatory mechanisms, MidAmerican Energy increased net regulatory liabilities by $1,845 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MidAmerican Energy has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Energy has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Energy believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

MidAmerican Energy's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2017	2016	2015
Current:
Federal	$(490)	$(479)	$(415)
State	(25)	(14)	(6)
	(515)	(493)	(421)
Deferred:
Federal	335	366	281
State	(2)	(4)	(6)
	333	362	275

Investment tax credits	(1)	(1)	(1)
Total	$(183)	$(132)	$(147)

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(68)	(61)	(71)
State income tax, net of federal income tax benefit	(4)	(3)	(2)
Effects of ratemaking	(7)	(3)	(12)
2017 Tax Reform	2	—	—
Other, net	(1)	—	1
Effective income tax rate	(43)%	(32)%	(49)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Interim recognition of production tax credits in income is based on the annualized effective tax rate applied each period, similar to all book to tax differences. Recognition of production tax credits in income during interim periods of the year may vary significantly from actual amounts earned. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016
Deferred income tax assets:
Regulatory liabilities	$443	$333
Asset retirement obligations	160	230
Employee benefits	45	66
Other	57	74
Total deferred income tax assets	705	703

Deferred income tax liabilities:
Depreciable property	(2,865)	(3,763)
Regulatory assets	(42)	(471)
Other	(35)	(41)
Total deferred income tax liabilities	(2,942)	(4,275)

Net deferred income tax liability	$(2,237)	$(3,572)

As of December 31, 2017, MidAmerican Energy has available $40 million of state tax carryforwards, principally related to $583 million of net operating losses, that expire at various intervals between 2018 and 2036.

The United States Internal Revenue Service has closed its examination of BHE's income tax returns through December 31, 2009, including components related to MidAmerican Energy. In addition, state jurisdictions have closed their examinations of MidAmerican Energy's income tax returns for Iowa through December 31, 2013, for Illinois through December 31, 2008, and for other jurisdictions through December 31, 2009.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$10	$10
Additions based on tax positions related to the current year	1	—
Additions for tax positions of prior years	23	10
Reductions based on tax positions related to the current year	(4)	(2)
Reductions for tax positions of prior years	(19)	(8)
Interest and penalties	1	—
Ending balance	$12	$10

As of December 31, 2017, MidAmerican Energy had unrecognized tax benefits totaling $38 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy's effective income tax rate.

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

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2017, 2016 and 2015, MidAmerican Energy's share of the pension net periodic benefit cost (credit) was $(6) million, $(2) million and $(4) million, respectively. MidAmerican Energy's share of the other postretirement net periodic benefit cost (credit) in 2017, 2016 and 2015 totaled $(1) million, $(1) million and $- million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015

Service cost	$9	$10	$12	$5	$5	$7
Interest cost	31	34	32	9	10	9
Expected return on plan assets	(44)	(44)	(46)	(14)	(13)	(15)
Net amortization	2	2	2	(4)	(4)	(3)
Net periodic benefit (credit) cost	$(2)	$2	$—	$(4)	$(2)	$(2)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Plan assets at fair value, beginning of year	$684	$678	$252	$249
Employer contributions	7	7	1	1
Participant contributions	—	—	1	1
Actual return on plan assets	114	57	36	14
Benefits paid	(60)	(58)	(13)	(13)
Plan assets at fair value, end of year	$745	$684	$277	$252

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Benefit obligation, beginning of year	$773	$785	$233	$234
Service cost	9	10	5	5
Interest cost	31	34	9	10
Participant contributions	—	—	1	1
Actuarial loss (gain)	46	2	11	(4)
Benefits paid	(60)	(58)	(13)	(13)
Benefit obligation, end of year	$799	$773	$246	$233
Accumulated benefit obligation, end of year	$790	$764

The funded status of the plans and the amounts recognized on the Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Plan assets at fair value, end of year	$745	$684	$277	$252
Less - Benefit obligation, end of year	799	773	246	233
Funded status	$(54)	$(89)	$31	$19

Amounts recognized on the Balance Sheets:
Other assets	$66	$26	$31	$19
Other current liabilities	(8)	(8)	—	—
Other liabilities	(112)	(107)	—	—
Amounts recognized	$(54)	$(89)	$31	$19

The SERP has no plan assets; however, MidAmerican Energy has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $118 million and $110 million as of December 31, 2017 and 2016, respectively. These assets are not included in the plan assets in the above table, but are reflected in investments and restricted cash and investments on the Balance Sheets.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2017	2016	2017	2016

Net (gain) loss	$(11)	$15	$23	$36
Prior service cost (credit)	1	1	(25)	(31)
Total	$(10)	$16	$(2)	$5

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

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2017 and 2016 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2015	$22	$—	$6	$28
Net loss (gain) arising during the year	1	(11)	—	(10)
Net amortization	(1)	(1)	—	(2)
Total	—	(12)	—	(12)
Balance, December 31, 2016	22	(12)	6	16
Net loss (gain) arising during the year	4	(29)	1	(24)
Net amortization	(2)	—	—	(2)
Total	2	(29)	1	(26)
Balance, December 31, 2017	$24	$(41)	$7	$(10)

	Regulatory Asset	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2015	$17	$(11)	$6
Net gain arising during the year	(2)	(3)	(5)
Net amortization	3	1	4
Total	1	(2)	(1)
Balance, December 31, 2016	18	(13)	5
Net gain arising during the year	(7)	(4)	(11)
Net amortization	3	1	4
Total	(4)	(3)	(7)
Balance, December 31, 2017	$14	$(16)	$(2)

The net loss and prior service cost (credit) that will be amortized in 2018 into net periodic benefit cost are estimated to be as follows (in millions):

	Net Loss	Prior Service Cost (Credit)	Total

Pension	$1	$1	$2
Other postretirement	1	(5)	(4)
Total	$2	$(4)	$(2)

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015
Benefit obligations as of December 31:
Discount rate	3.60%	4.10%	4.50%	3.50%	3.90%	4.25%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	4.10%	4.50%	4.00%	3.90%	4.25%	3.75%
Expected return on plan assets(1)	6.75%	7.00%	7.25%	6.50%	6.75%	7.00%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 4.81% for 2017, and 5.00% for 2016, and 5.18% for 2015.

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2017	2016
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	7.10%	7.40%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

A one percentage-point change in assumed healthcare cost trend rates would have the following effects (in millions):

	One Percentage-Point
	Increase	Decrease
Increase (decrease) in:
Total service and interest cost for the year ended December 31, 2017	$—	$—
Other postretirement benefit obligation as of December 31, 2017	3	(3)

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2018. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to generally contribute amounts consistent with its rate regulatory arrangements.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2017 through 2021 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2018	$60	$19
2019	61	20
2020	60	21
2021	59	22
2022	57	21
2023-2027	256	98

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

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2017:

	Pension	Other Postretirement
	%	%
Debt securities(1)	20-50	25-45
Equity securities(1)	60-80	45-80
Real estate funds	2-8	—
Other	0-3	0-5

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Cash equivalents	$—	$17	$—	$17
Debt securities:
United States government obligations	21	—	—	21
Corporate obligations	—	59	—	59
Municipal obligations	—	7	—	7
Agency, asset and mortgage-backed obligations	—	33	—	33
Equity securities:
United States companies	137	—	—	137
International equity securities	44	—	—	44
Investment funds(2)	74	—	—	74
Total assets in the hierarchy	$276	$116	$—	392
Investment funds(2) measured at net asset value				315
Real estate funds measured at net asset value				38
Total assets measured at fair value				$745

As of December 31, 2016:
Cash equivalents	$—	$17	$—	$17
Debt securities:
United States government obligations	9	—	—	9
Corporate obligations	—	53	—	53
Municipal obligations	—	6	—	6
Agency, asset and mortgage-backed obligations	—	22	—	22
Equity securities:
United States companies	130	—	—	130
International equity securities	39	—	—	39
Investment funds(2)	63	—	—	63
Total assets in the hierarchy	$241	$98	$—	339
Investment funds(2) measured at net asset value				295
Real estate funds measured at net asset value				50
Total assets measured at fair value				$684

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 69% and 31%, respectively, for 2017 and 74% and 26%, respectively, for 2016. Additionally, these funds are invested in United States and international securities of approximately 72% and 28%, respectively, for 2017 and 71% and 29%, respectively, for 2016.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	14	—	14
Municipal obligations	—	44	—	44
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	84	—	—	84
Investment funds(2)	112	—	—	112
Total assets measured at fair value	$207	$70	$—	$277

As of December 31, 2016:
Cash equivalents	$10	$—	$—	$10
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	11	—	11
Municipal obligations	—	37	—	37
Agency, asset and mortgage-backed obligations	—	11	—	11
Equity securities:
United States companies	122	—	—	122
Investment funds(2)	56	—	—	56
Total assets measured at fair value	$193	$59	$—	$252

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 81% and 19%, respectively, for 2017 and 70% and 30%, respectively, for 2016. Additionally, these funds are invested in United States and international securities of approximately 42% and 58%, respectively, for 2017 and 30% and 70%, respectively, for 2016.

For level 1 investments, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. For level 2 investments, the fair value is determined using pricing models based on observable market inputs. Shares of mutual funds not registered under the Securities Act of 1933, private equity limited partnership interests, common and commingled trust funds and investment entities are reported at fair value based on the net asset value per unit, which is used for expedience purposes. A fund's net asset value is based on the fair value of the underlying assets held by the fund less its liabilities.

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. Certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans. MidAmerican Energy's contributions to the plan were $20 million, $20 million, and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $688 million and $665 million as of December 31, 2017 and 2016, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31 (in millions):

	2017	2016

Quad Cities Station	$342	$343
Fossil-fueled generating facilities	113	132
Wind-powered generating facilities	103	91
Other	1	1
Total asset retirement obligations	$559	$567

Quad Cities Station nuclear decommissioning trust funds(1)	$515	$460

(1)	Refer to Note 7 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$567	$532
Change in estimated costs	(14)	28
Additions	8	14
Retirements	(26)	(32)
Accretion	24	25
Ending balance	$559	$567

Reflected as:
Other current liabilities	$31	$57
Asset retirement obligations	528	510
	$559	$567

The changes in estimated costs for 2017 and 2016 were primarily due to new decommissioning studies conducted by the operator of Quad Cities Station that changed the estimated amount and timing of cash flows.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of MidAmerican Energy's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2017:
Not designated as hedging contracts(1):
Commodity assets	$6	$—	$1	$—	$7
Commodity liabilities	(1)	—	(7)	(2)	(10)
Total derivatives	5	—	(6)	(2)	(3)
Cash collateral receivable	—	—	—	—	—
Total derivatives - net basis	$5	$—	$(6)	$(2)	$(3)

As of December 31, 2016:
Not designated as hedging contracts(1):
Commodity assets	$8	$2	$—	$—	$10
Commodity liabilities	(2)	—	(3)	(1)	(6)
Total derivatives	6	2	(3)	(1)	4
Cash collateral receivable	—	—	1	—	1
Total derivatives - net basis	$6	$2	$(2)	$(1)	$5

(1)
MidAmerican Energy's commodity derivatives not designated as hedging contracts are generally included in regulated rates. Accordingly, as of December 31, 2017, a net regulatory asset of $3 million was recorded related to the net derivative a liability of $3 million, and as of December 31, 2016, a net regulatory liability of $(4) million was recorded related to the net derivative asset of $4 million.

Not Designated as Hedging Contracts

The following table reconciles the beginning and ending balances of MidAmerican Energy's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2017	2016	2015

Beginning balance	$(4)	$20	$38
Changes in fair value recognized in net regulatory assets (liabilities)	16	3	40
Net gains (losses) reclassified to operating revenue	1	(15)	(42)
Net losses reclassified to cost of fuel, energy and capacity	(4)	—	(1)
Net losses reclassified to cost of gas sold	(6)	(12)	(15)
Ending balance	$3	$(4)	$20

The following table summarizes the pre-tax unrealized gains (losses) included on the Statements of Operations associated with MidAmerican Energy's derivative contracts not designated as hedging contracts and not recorded as a net regulatory asset or liability for the years ended December 31 (in millions):

	2017	2016	2015

Nonregulated operating revenue	$—	$—	$15
Regulated cost of fuel, energy and capacity	—	—	2
Nonregulated cost of sales	—	—	(21)
Total	$—	$—	$(4)

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

	2017	2016	2015

Beginning balance	$—	$45	$34
Transfer to affiliate	—	(45)	—
Changes in fair value recognized in OCI	—	—	58
Net losses reclassified to nonregulated cost of sales	—	—	(47)
Ending balance	$—	$—	$45

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2017	2016

Natural gas purchases	Decatherms	21	18

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, MidAmerican Energy's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of MidAmerican Energy's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $8 million and $3 million as of December 31, 2017 and 2016, respectively, for which MidAmerican Energy had posted collateral of $- million at each date. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2017 and 2016, MidAmerican Energy would have been required to post $- million and $2 million, respectively, of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. MidAmerican Energy's exposure to contingent features declined significantly as a result of the transfer of its unregulated retail services business to a subsidiary of BHE.

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017:
Assets:
Commodity derivatives	$—	$3	$4	$(2)	$5
Money market mutual funds(2)	133	—	—	—	133
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$619	$46	$4	$(2)	$667

Liabilities - commodity derivatives	$—	$(9)	$(1)	$2	$(8)

As of December 31, 2016
Assets:
Commodity derivatives	$—	$9	$1	$(2)	$8
Money market mutual funds(2)	1	—	—	—	1
Debt securities:
United States government obligations	161	—	—	—	161
International government obligations	—	3	—	—	3
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
United States companies	250	—	—	—	250
International companies	5	—	—	—	5
Investment funds	9	—	—	—	9
	$426	$52	$1	$(2)	$477

Liabilities - commodity derivatives	$—	$(3)	$(3)	$3	$(3)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $1 million as of December 31, 2017 and 2016, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2017	2016	2015	2017	2016	2015

Beginning balance	$(2)	$(6)	$12	$—	$26	$26
Transfer to affiliate	—	(4)	—	—	—	—
Changes included in earnings(1)	—	—	11	—	5	—
Changes in fair value recognized in OCI	—	—	(7)	—	4	—
Changes in fair value recognized in net regulatory assets	2	(6)	(25)	—	—	—
Purchases	—	—	1	—	—	—
Redemptions	—	—	—	—	(35)	—
Settlements	3	14	2	—	—	—
Ending balance	$3	$(2)	$(6)	$—	$—	$26

(1)
Changes included in earnings related to MidAmerican Energy's unregulated retail services business that was transferred to an affiliate of BHE. Refer to Note 3 for a discussion of discontinued operations. Net unrealized gains included in earnings for the year ended December 31, 2015, related to commodity derivatives held at December 31, 2015, totaled $8 million.

MidAmerican Energy's long-term debt is carried at cost on the Financial Statements. The fair value of MidAmerican Energy's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Energy's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Energy's long-term debt as of December 31 (in millions):

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,042	$5,686	$4,301	$4,735

(15)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2017, are as follows (in millions):

						2023 and
	2018	2019	2020	2021	2022	Thereafter	Total
Contract type:
Coal and natural gas for generation	$112	$56	$12	$9	$8	$—	$197
Electric capacity and transmission	34	31	31	27	16	43	182
Natural gas contracts for gas operations	122	75	73	57	42	42	411
Construction commitments	790	28	2	—	—	—	820
Easements and operating leases	22	21	21	21	21	713	819
Maintenance and services contracts	96	102	119	114	154	233	818
	$1,176	$313	$258	$228	$241	$1,031	$3,247

Coal, Natural Gas, Electric Capacity and Transmission Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fueled generating facilities. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract for a natural gas-fueled generating facility. The contracts have minimum payment commitments ranging through 2022.

MidAmerican Energy has various natural gas supply and transportation contracts for its regulated and nonregulated gas operations that have minimum payment commitments ranging through 2037.

MidAmerican Energy has contracts to purchase electric capacity that have minimum payment commitments ranging through 2028. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines with minimum payment commitments ranging through 2022.

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the construction of wind-powered generating facilities in 2018, the settlement of asset retirement obligations for ash pond closures and the construction in 2018 of the last of four Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for high voltage transmission lines in Iowa and Illinois.

Easements and Operating Leases

MidAmerican Energy has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which certain of its assets, primarily wind-powered generating facilities, are located. MidAmerican Energy also has non-cancelable operating leases with minimum payment commitments ranging through 2020 primarily for office and other building space, rail cars and computer equipment. These leases generally require MidAmerican Energy to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Rent expense on non-cancelable operating leases totaled $3 million, $4 million and $4 million for 2017, 2016 and 2015, respectively.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and requires refunds, plus interest, for the period from November 2013 through February 2015. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of December 31, 2017, has accrued a $9 million liability for refunds of amounts collected under the higher ROE from November 2013 through May 2016.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

(16)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the year ended December 31, 2016 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	3	—	3
Dividend (Note 3)	—	27	27
Balance, December 31, 2016	$—	$—	$—

For information regarding cash flow hedge reclassifications from AOCI to net income in their entirety for the years ended December 31, 2016 and 2015, refer to Note 13.

(17)    Other Income and (Expense) - Other, Net

Other, net, as shown on the Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2017	2016	2015

Corporate-owned life insurance income	$13	$8	$4
Gain on redemption of auction rate securities	—	5	—
Interest income and other, net	6	1	1
Total	$19	$14	$5

(18)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2017	2016	2015
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$193	$181	$154
Income taxes received, net	$465	$601	$629

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$224	$131	$249
Dividend of unregulated retail services business (Note 3)	$—	$90	$—

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for general costs, such as insurance and building rent, and for employee wages, benefits and costs related to corporate functions such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $53 million, $41 million and $46 million for 2017, 2016 and 2015, respectively.

MidAmerican Energy reimbursed BHE in the amount of $9 million, $6 million and $7 million in 2017, 2016 and 2015, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $122 million, $135 million and $165 million in 2017, 2016 and 2015, respectively.

MidAmerican Energy had accounts receivable from affiliates of $9 million and $5 million as of December 31, 2017 and 2016, respectively, that are included in receivables on the Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $16 million and $13 million as of December 31, 2017 and 2016, respectively, that are included in accounts payable on the Balance Sheets.

MidAmerican Energy is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MidAmerican Energy had a receivable from BHE of $51 million as of December 31, 2017, and a payable to BHE of $6 million as of December 31, 2016. MidAmerican Energy received net cash receipts for federal and state income taxes from BHE totaling $465 million, $601 million and $629 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16 million and $12 million as of December 31, 2017 and 2016, respectively, and similar amounts payable to affiliates totaled $45 million and $36 million as of December 31, 2017 and 2016, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$2,108	$1,985	$1,837
Regulated gas	719	637	661
Other	10	3	4
Total operating revenue	$2,837	$2,625	$2,502

Depreciation and amortization:
Regulated electric	$458	$436	$366
Regulated gas	42	43	41
Total depreciation and amortization	$500	$479	$407

Operating income:
Regulated electric	$485	$497	$385
Regulated gas	77	68	64
Other	(1)	—	—
Total operating income	$561	$565	$449

Interest expense:
Regulated electric	$196	$178	$166
Regulated gas	18	18	17
Total interest expense	$214	$196	$183

Income tax (benefit) expense from continuing operations:
Regulated electric	$(212)	$(156)	$(163)
Regulated gas	29	22	16
Other	—	2	—
Total income tax (benefit) expense from continuing operations	$(183)	$(132)	$(147)

Net income:
Regulated electric	$570	$512	$413
Regulated gas	35	32	33
Other	—	(2)	—
Income from continuing operations	605	542	446
Income on discontinued operations	—	—	16
Net income	$605	$542	$462

	Years Ended December 31,
	2017	2016	2015
Utility construction expenditures:
Regulated electric	$1,686	$1,564	$1,365
Regulated gas	87	72	81
Total utility construction expenditures	$1,773	$1,636	$1,446

	As of December 31,
	2017	2016	2015
Total assets:
Regulated electric	$14,914	$14,113	$12,970
Regulated gas	1,403	1,345	1,251
Other	1	1	164
Total assets	$16,318	$15,459	$14,385

(21)    Unaudited Quarterly Operating Results

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$695	$658	$813	$671
Operating income	107	135	288	31
Net income (loss)	105	134	385	(19)

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$625	$584	$795	$621
Operating income	100	139	284	42
Net income	76	131	320	15

Quarterly operating results are affected by, among other things, MidAmerican Energy's seasonal retail electricity prices, the timing of recognition of federal renewable electricity production tax credits related to MidAmerican Energy's wind-powered generating facilities and the seasonal impact of weather on electricity and natural gas sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)(ii) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MidAmerican Funding as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of MidAmerican Funding's management. Our responsibility is to express an opinion on MidAmerican Funding's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to MidAmerican Funding in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. MidAmerican Funding is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of MidAmerican Funding’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 23, 2018

We have served as MidAmerican Funding's auditor since 1999.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$172	$15
Receivables, net	348	287
Income taxes receivable	64	9
Inventories	245	264
Other current assets	134	35
Total current assets	963	610

Property, plant and equipment, net	14,221	12,835
Goodwill	1,270	1,270
Regulatory assets	204	1,161
Investments and restricted cash and investments	730	655
Other assets	233	216

Total assets	$17,621	$16,747

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2017	2016

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$451	$302
Accrued interest	53	52
Accrued property, income and other taxes	133	138
Note payable to affiliate	164	31
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	128	160
Total current liabilities	1,279	1,032

Long-term debt	4,932	4,377
Deferred income taxes	2,235	3,568
Regulatory liabilities	1,661	883
Asset retirement obligations	528	510
Other long-term liabilities	326	291
Total liabilities	10,961	10,661

Commitments and contingencies (Note 15)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,981	4,407
Total member's equity	6,660	6,086

Total liabilities and member's equity	$17,621	$16,747

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$2,108	$1,985	$1,837
Regulated gas and other	738	646	678
Total operating revenue	2,846	2,631	2,515

Operating costs and expenses:
Cost of fuel, energy and capacity	434	409	433
Cost of gas sold and other	447	371	407
Operations and maintenance	784	694	707
Depreciation and amortization	500	479	407
Property and other taxes	119	112	110
Total operating costs and expenses	2,284	2,065	2,064

Operating income	562	566	451

Other income and (expense):
Interest expense	(237)	(219)	(206)
Allowance for borrowed funds	15	8	8
Allowance for equity funds	41	19	20
Other, net	(9)	19	19
Total other income and (expense)	(190)	(173)	(159)

Income before income tax benefit	372	393	292
Income tax benefit	(202)	(139)	(150)

Income from continuing operations	574	532	442

Discontinued operations (Note 3):
Income from discontinued operations	—	—	22
Income tax expense	—	—	6
Income on discontinued operations	—	—	16

Net income	$574	$532	$458

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$574	$532	$458

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $1 and $-	—	3	—
Unrealized losses on cash flow hedges, net of tax of $-, $- and $(4)	—	—	(7)
Total other comprehensive income (loss), net of tax	—	3	(7)

Comprehensive income	$574	$535	$451

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
	Paid-in Capital	Retained Earnings	Comprehensive Loss, Net	Total Equity

Balance, December 31, 2014	$1,679	$3,417	$(23)	$5,073
Net income	—	458	—	458
Other comprehensive loss	—	—	(7)	(7)
Other equity transactions	—	1	—	1
Balance, December 31, 2015	1,679	3,876	(30)	5,525
Net income	—	532	—	532
Other comprehensive income	—	—	3	3
Transfer to affiliate (Note 3)	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2016	1,679	4,407	—	6,086
Net income	—	574	—	574
Balance, December 31, 2017	$1,679	$4,981	$—	$6,660

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$574	$532	$458
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on other items	29	—	—
Depreciation and amortization	500	479	407
Deferred income taxes and amortization of investment tax credits	334	362	276
Changes in other assets and liabilities	37	47	49
Other, net	(58)	(92)	(69)
Changes in other operating assets and liabilities:
Receivables, net	(60)	(61)	93
Inventories	19	(27)	(53)
Derivative collateral, net	2	5	33
Pension and other postretirement benefit plans, net	(11)	(6)	(8)
Accounts payable	69	39	(76)
Accrued property, income and other taxes, net	(54)	107	213
Other current assets and liabilities	(1)	8	12
Net cash flows from operating activities	1,380	1,393	1,335

Cash flows from investing activities:
Utility construction expenditures	(1,773)	(1,636)	(1,446)
Purchases of available-for-sale securities	(143)	(138)	(142)
Proceeds from sales of available-for-sale securities	137	158	135
Proceeds from sales of other investments	2	2	13
Net increase in restricted cash and short-term investments	(98)	(10)	—
Other, net	(2)	10	2
Net cash flows from investing activities	(1,877)	(1,614)	(1,438)

Cash flows from financing activities:
Proceeds from long-term debt	990	62	649
Repayments of long-term debt	(341)	(38)	(426)
Net change in note payable to affiliate	133	9	3
Net (repayments of) proceeds from short-term debt	(99)	99	(50)
Tender offer premium paid	(29)	—	—
Other, net	—	1	—
Net cash flows from financing activities	654	133	176

Net change in cash and cash equivalents	157	(88)	73
Cash and cash equivalents at beginning of year	15	103	30
Cash and cash equivalents at end of year	$172	$15	$103

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2017, 2016 and 2015, MidAmerican Funding did not record any goodwill impairments.

(3)	Discontinued Operations

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. The transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE repaid $117 million of MHC's note payable to BHE.

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property gross of $24 million and $22 million as of December 31, 2017 and 2016, respectively, related accumulated depreciation and amortization of $10 million and $9 million as of December 31, 2017 and 2016, respectively, and construction work-in-progress of $1 million as of December 31, 2016, which consisted primarily of a corporate aircraft owned by MHC.

(5)	Jointly Owned Utility Facilities

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Regulatory Matters

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements.

(7)	Investments and Restricted Cash and Investments

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted cash and investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2017 and 2016.

(8)	Short-Term Debt and Credit Facilities

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2018 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2017 and 2016, there were no borrowings outstanding under this credit facility. As of December 31, 2017, MHC was in compliance with the covenants of its credit facility.

(9)    Long-Term Debt

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements for detail and a discussion of its long-term debt. In addition to MidAmerican Energy's annual repayments of long-term debt, MidAmerican Funding has $239 million of 6.927% Senior Bonds due in 2029, with a carrying value of $240 million and $326 million as of December 31, 2017 and 2016, respectively. In December 2017, MidAmerican Funding redeemed through a tender offer a portion of its 6.927% Senior Bonds. A charge of $29 million for the total premium is included in other income and (expense), net on the Consolidated Statement of Operations.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $3.7 billion as of December 31, 2017.

As of December 31, 2017, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(10)    Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law, which impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018 and limitations on bonus depreciation for utility property. Accounting principles generally accepted in the United States of America ("GAAP") require the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, MidAmerican Funding reduced deferred income tax liabilities $1,822 million. As it is probable the change in deferred taxes for the MidAmerican Funding's regulated businesses will be passed back to customers through regulatory mechanisms, MidAmerican Funding increased net regulatory liabilities by $1,845 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MidAmerican Funding has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Funding has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Funding believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

MidAmerican Funding's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2017	2016	2015
Current:
Federal	$(505)	$(485)	$(418)
State	(31)	(16)	(8)
	(536)	(501)	(426)
Deferred:
Federal	338	367	282
State	(3)	(4)	(5)
	335	363	277

Investment tax credits	(1)	(1)	(1)
Total	$(202)	$(139)	$(150)

A reconciliation of the federal statutory income tax rate MidAmerican Funding's the effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(77)	(64)	(72)
State income tax, net of federal income tax benefit	(6)	(3)	(3)
Effects of ratemaking	(8)	(3)	(12)
2017 Tax Reform	3	—	—
Other, net	(1)	—	1
Effective income tax rate	(54)%	(35)%	(51)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Interim recognition of production tax credits in income is based on the annualized effective tax rate applied each period, similar to all book to tax differences. Recognition of production tax credits in income during interim periods of the year may vary significantly from actual amounts earned. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service.

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016
Deferred income tax assets:
Regulatory liabilities	$443	$333
Employee benefits	45	66
Asset retirement obligations	160	230
Other	62	82
Total deferred income tax assets	710	711

Deferred income tax liabilities:
Depreciable property	(2,868)	(3,767)
Regulatory assets	(42)	(471)
Other	(35)	(41)
Total deferred income tax liabilities	(2,945)	(4,279)

Net deferred income tax liability	$(2,235)	$(3,568)

As of December 31, 2017, MidAmerican Funding has available $40 million of state tax carryforwards, principally related to $583 million of net operating losses, that expire at various intervals between 2018 and 2036.

The United States Internal Revenue Service has closed its examination of BHE's income tax returns through December 31, 2009, including components related to MidAmerican Funding. In addition, state jurisdictions have closed their examinations of MidAmerican Funding's income tax returns for Iowa through December 31, 2013, for Illinois through December 31, 2008, and for other jurisdictions through December 31, 2009.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$10	$10
Additions based on tax positions related to the current year	1	—
Additions for tax positions of prior years	23	10
Reductions based on tax positions related to the current year	(4)	(2)
Reductions for tax positions of prior years	(19)	(8)
Interest and penalties	1	—
Ending balance	$12	$10

As of December 31, 2017, MidAmerican Funding had unrecognized tax benefits totaling $39 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding's effective income tax rate.

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

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2017	2016	2015

Pension costs	$4	$4	$4
Other postretirement costs	(3)	(1)	(2)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

(13)	Risk Management and Hedging Activities

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

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,282	$6,006	$4,627	$5,164

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

(16)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 16 of MidAmerican Energy's Notes to Financial Statements.

(17)    Other Income and (Expense) - Other, Net

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2017	2016	2015

Corporate-owned life insurance income	$13	$8	$4
Gain on redemption of auction rate securities	—	5	—
Gains on sales of assets and other investments	1	3	13
Loss on debt tender offer	(29)	—	—
Interest income and other, net	6	3	2
Total	$(9)	$19	$19

Refer to Note 9 for information regarding the debt tender offer. MidAmerican Funding recognized a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

(18)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2017	2016	2015
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$218	$204	$177
Income taxes received, net	$472	$609	$630

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$224	$131	$249
Transfer of assets and liabilities to affiliate (Note 3)	$—	$90	$—

(19)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $46 million, $35 million and $35 million for 2017, 2016 and 2015, respectively.

MidAmerican Funding reimbursed BHE in the amount of $9 million, $6 million and $7 million in 2017, 2016 and 2015, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $122 million, $135 million and $165 million in 2017, 2016 and 2015, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $164 million at an interest rate of 1.629% as of December 31, 2017, and $31 million at an interest rate of 0.885% as of December 31, 2016, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2017 and 2016.

MidAmerican Funding had accounts receivable from affiliates of $9 million and $7 million as of December 31, 2017 and 2016, respectively, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $14 million and $12 million as of December 31, 2017 and 2016, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MidAmerican Funding had a receivable from BHE of $64 million as of December 31, 2017, and a payable to BHE of $7 million as of December 31, 2016. MidAmerican Funding received net cash receipts for federal and state income taxes from BHE totaling $472 million, $609 million and $631 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16 million and $12 million as of December 31, 2017 and 2016, respectively, and similar amounts payable to affiliates totaled $45 million and $36 million as of December 31, 2017 and 2016, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$2,108	$1,985	$1,837
Regulated gas	719	637	661
Other	19	9	17
Total operating revenue	$2,846	$2,631	$2,515

Depreciation and amortization:
Regulated electric	$458	$436	$366
Regulated gas	42	43	41
Total depreciation and amortization	$500	$479	$407

Operating income:
Regulated electric	$485	$497	$385
Regulated gas	77	68	64
Other	—	1	2
Total operating income	$562	$566	$451

Interest expense:
Regulated electric	$196	$178	$166
Regulated gas	18	18	17
Other	23	23	23
Total interest expense	$237	$219	$206

Income tax (benefit) expense from continuing operations:
Regulated electric	$(212)	$(156)	$(163)
Regulated gas	29	22	16
Other	(19)	(5)	(3)
Total income tax (benefit) expense from continuing operations	$(202)	$(139)	$(150)

Net income:
Regulated electric	$570	$512	$413
Regulated gas	35	32	33
Other	(31)	(12)	(4)
Income from continuing operations	574	532	442
Income on discontinued operations	—	—	16
Net income	$574	$532	$458

Utility construction expenditures:
Regulated electric	$1,686	$1,564	$1,365
Regulated gas	87	72	81
Total utility construction expenditures	$1,773	$1,636	$1,446

	As of December 31,
	2017	2016	2015
Total assets:
Regulated electric	$16,105	$15,304	$14,161
Regulated gas	1,482	1,424	1,330
Other	34	19	183
Total assets	$17,621	$16,747	$15,674

Goodwill by reportable segment as of December 31, 2017 and 2016, was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

(21)	Unaudited Quarterly Operating Results

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$696	$659	$815	$676
Operating income	107	136	288	31
Net income (loss)	102	131	383	(42)

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions)
Operating revenue	$626	$585	$797	$623
Operating income	100	140	284	42
Net income	73	127	318	14

Quarterly operating results are affected by, among other things, MidAmerican Energy's seasonal retail electricity prices, the timing of recognition of federal renewable electricity production tax credits related to MidAmerican Energy's wind-powered generating facilities and the seasonal impact of weather on electricity and natural gas sales.

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

Results of Operations

Net income for the year ended December 31, 2017 was $255 million, a decrease of $24 million, or 9%, compared to 2016, which includes $5 million of expense from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "2017 Tax Reform"). Excluding the impact of the 2017 Tax Reform, adjusted net income was $260 million, a decrease of $19 million compared to 2016, due to expenses related to the Nevada Power regulatory rate review of $28 million, higher depreciation and amortization, primarily due to higher plant placed in-service of $5 million. The decrease was partially offset by higher margins of $11 million, excluding the impact of a decrease in energy efficiency program rate revenue of $22 million (offset in operations and maintenance), and lower interest expense of $9 million on lower deferred charges and lower rates on outstanding debt balances. Margins increased due to customer usage patterns and customer growth, partially offset by lower margins from customers purchasing energy from alternative providers and becoming distribution only service customers.

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

A comparison of Nevada Power's key operating results related to gross margin for the years ended December 31 is as follows:

	2017	2016	Change		2016	2015	Change
Gross margin (in millions):
Operating revenue	$2,206	$2,083	$123	6%	$2,083	$2,402	$(319)	(13)%
Cost of fuel, energy and capacity	902	768	134	17	768	1,084	(316)	(29)
Gross margin	$1,304	$1,315	$(11)	(1)	$1,315	$1,318	$(3)	—

GWh sold:
Residential	9,501	9,394	107	1%	9,394	9,246	148	2%
Commercial	4,656	4,663	(7)	—	4,663	4,635	28	1
Industrial	6,201	7,313	(1,112)	(15)	7,313	7,571	(258)	(3)
Other	212	212	—	—	212	214	(2)	(1)
Total fully bundled(1)	20,570	21,582	(1,012)	(5)	21,582	21,666	(84)	—
Distribution only service	1,830	662	1,168	*	662	407	255	63
Total retail	22,400	22,244	156	1	22,244	22,073	171	1
Wholesale	314	258	56	22	258	353	(95)	(27)
Total GWh sold	22,714	22,502	212	1	22,502	22,426	76	—

Average number of retail customers (in thousands):
Residential	810	796	14	2%	796	782	14	2%
Commercial	106	105	1	1	105	104	1	1
Industrial	2	2	—	—	2	2	—	—
Total	918	903	15	2	903	888	15	2

Average per MWh:
Revenue - fully bundled(1)	$104.57	$94.27	$10.30	11%	$94.27	$108.49	$(14.22)	(13)%
Total cost of energy(2)	$41.84	$34.00	$7.84	23%	$34.00	$48.04	$(14.04)	(29)%

Heating degree days	1,265	1,508	(243)	(16)%	1,508	1,491	17	1%
Cooling degree days	4,044	4,002	42	1%	4,002	4,069	(67)	(2)%

Sources of energy (GWh)(3):
Coal	1,449	1,480	(31)	(2)%	1,480	1,556	(76)	(5)%
Natural gas	13,172	14,577	(1,405)	(10)	14,577	14,567	10	—
Other	73	61	12	20	61	4	57	*
Total energy generated	14,694	16,118	(1,424)	(9)	16,118	16,127	(9)	—
Energy purchased	6,858	6,462	396	6	6,462	6,431	31	—
Total	21,552	22,580	(1,028)	(5)	22,580	22,558	22	—

*	Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

(3)	GWh amounts are net of energy used by the related generating facilities.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gross margin decreased $11 million for 2017 compared to 2016 due to:

•	$32 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers and

•	$22 million in lower energy efficiency program rate revenue, which is offset in operations and maintenance.
The decrease in gross margin was partially offset by:

•	$21 million in higher other retail revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers;

•	$9 million from customer usage patterns;

•	$7 million due to customer growth and

•	$6 million in higher transmission revenue primarily due to customers becoming distribution only service customers.

Operations and maintenance decreased $1 million for 2017 compared to 2016 due to lower energy efficiency program expense (offset in operating revenue) of $22 million and lower planned maintenance, partially offset by higher expenses related to the regulatory rate review of $25 million.

Depreciation and amortization increased $5 million, or 2%, for 2017 compared to 2016 primarily due to higher plant placed in-service.

Property and other taxes increased $2 million, or 5%, for 2017 compared to 2016 due to a reduction in property tax abatements.

Other income (expense) is favorable $3 million, or 2%, for 2017 compared to 2016 due to lower interest expense on deferred charges and the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016, partially offset by lower allowance for funds used during construction and expenses related to the regulatory rate review.

Income tax expense increased $10 million, or 7%, for 2017 compared to 2016. The effective tax rate was 38% in 2017 and 34% in 2016. The increase in the effective tax rate is primarily due to the effects of 2017 Tax Reform and the qualified production activities deduction in 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gross margin decreased $3 million for 2016 compared to 2015 due to:

•	$9 million in usage patterns for commercial and industrial customers;

•	$8 million due to lower customer usage, due to the impacts of weather and

•	$2 million in transmission revenue.
The decrease in gross margin was offset by:

•	$16 million due to higher customer growth.

Operations and maintenance increased $22 million, or 6%, for 2016 compared to 2015 due to benefits from changes in contingent liabilities in 2015, higher generating costs and disallowances resulting from regulatory rate reviews.

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

Liquidity and Capital Resources

As of December 31, 2017, Nevada Power's total net liquidity was $457 million as follows (in millions):

Cash and cash equivalents	$57
Credit facilities(1)	400
Total net liquidity	$457
Credit facilities:
Maturity dates	2020

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding Nevada Power's credit facility.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $667 million and $771 million, respectively. The change was due to higher intercompany tax payments and higher impact fees received in 2016, partially offset by a 2016 contribution to the pension plan.

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

Nevada Power's income tax cash flows benefited in 2017, 2016 and 2015 from 50% bonus depreciation on qualifying assets placed in service and from investment tax credits earned on qualifying solar projects. In December 2017, the 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminates bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and eliminates the deduction for production activities, but did not impact investment tax credits. Nevada Power believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $59 million. Nevada Power expects lower revenue and income taxes as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. Nevada Power does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. Refer to Regulatory Matters in Item 1 of this Form 10-K for further discussion of regulatory matters associated with the 2017 Tax Reform. The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(343) million and $(335) million, respectively. The change was due to the acquisition of the remaining 25% ownership in the Silverhawk generating station, partially offset by decreased capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(335) million and $(301) million, respectively. The change was due to increased capital maintenance expenditures and proceeds received from the sale of assets and an equity investment in 2015.

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2017 and 2016 were $(546) million and $(693) million, respectively. The change was due to lower repayments of long‑term debt and proceeds from issuance of long‑term debt, partially offset by higher dividends paid to NV Energy, Inc. in 2017.

Net cash flows from financing activities for the years ended December 31, 2016 and 2015 were $(693) million and $(275) million, respectively. The change was due to higher dividends paid to NV Energy, Inc., partially offset by lower repayments of long-term debt.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2017, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue long-term debt securities of up to $1.3 billion; (2) refinancing authority up to $1.2 billion of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of December 31, 2017. In addition, certain financing agreements contain covenants which are currently suspended as Nevada Power's senior secured debt is rated investment grade. However, if Nevada Power's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Nevada Power would be subject to limitations under these covenants.

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

Nevada Power's indenture creates a lien on substantially all of Nevada Power's properties in Nevada. As of December 31, 2017, $8.4 billion of Nevada Power's assets were pledged. Nevada Power had the capacity to issue $2.9 billion of additional general and refunding mortgage securities as of December 31, 2017 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Nevada Power also has the ability to release property from the lien of Nevada Power's indenture on the basis of net property additions, cash or retired bonds. To the extent Nevada Power releases property from the lien of Nevada Power's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecasted
	2015	2016	2017	2018	2019	2020

Generation development	$45	$1	$—	$10	$42	$18
Distribution	102	144	110	164	171	161
Transmission system investment	63	30	9	34	25	17
Other	110	160	151	120	95	93
Total	$320	$335	$270	$328	$333	$289

Nevada Power's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

In April 2017, Nevada Power purchased the remaining 25% interest in the Silverhawk natural gas-fueled generating facility for $77 million. The Public Utilities Commission of Nevada ("PUCN") approved the purchase of the facility in Nevada Power's triennial Integrated Resource Plan filing in December 2015. The purchase price was allocated to the assets acquired, consisting primarily of generation utility plant, and no significant liabilities were assumed.

Contractual Obligations

Nevada Power has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes Nevada Power's material contractual cash obligations as of December 31, 2017 (in millions):

	Payments Due by Periods
	2018	2019 - 2020	2021 - 2022	2023 and Thereafter	Total

Long-term debt	$823	$500	$—	$1,309	$2,632
Interest payments on long-term debt(1)	155	171	154	1,195	1,675
Capital leases, including interest(2),(3)	14	27	33	28	102
ON Line financial lease, including interest(2)	44	88	88	728	948
Fuel and capacity contract commitments(1)	591	827	758	5,208	7,384
Fuel and capacity contract commitments (not commercially operable)(1)	—	37	49	421	507
Operating leases and easements(1)	7	15	15	54	91
Asset retirement obligations	4	10	14	63	91
Maintenance, service and other contracts(1)	46	87	76	40	249
Total contractual cash obligations	$1,684	$1,762	$1,187	$9,046	$13,679

(1)	Not reflected on the Consolidated Balance Sheets.

(2)	Interest is not reflected on the Consolidated Balance Sheets.

(3)	Includes fuel and capacity contracts designated as a capital lease.

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

Environmental Laws and Regulations

Nevada Power is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Nevada Power's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. Nevada Power believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and Nevada Power is unable to predict the impact of the changing laws and regulations on its operations and financial results. Refer to "Liquidity and Capital Resources" for discussion of Nevada Power's forecasted environmental-related capital expenditures.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2017, Nevada Power would have been required to post $20 million of additional collateral. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of Nevada Power's collateral requirements specific to Nevada Power's derivative contracts.

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

Nevada Power continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Nevada Power's ability to recover its costs. Nevada Power believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $1.0 billion and total regulatory liabilities were $1.1 billion as of December 31, 2017. Refer to Nevada Power's Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Nevada Power's regulatory assets and liabilities.

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

Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. The assumptions used in these models are critical because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2017, Nevada Power had a net derivative liability of $3 million related to contracts where Nevada Power uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

Nevada Power's commodity derivative contracts are probable of inclusion in regulated rates, and changes in the estimated fair value of derivative contracts are recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the amounts are reflected in regulated rates. As of December 31, 2017, Nevada Power had $3 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2017, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Nevada Power is probable to pass income tax benefits and expense related to the federal tax rate change from 35% to 21%, certain property‑related basis differences and other various differences on to its customers. As of December 31, 2017, these amounts were recognized as a net regulatory liability of $670 million and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $111 million as of December 31, 2017. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

	Fair Value -	Estimated Fair Value after
	Net	Hypothetical Change in Price
	Liability	10% increase	10% decrease
As of December 31, 2017:
Commodity derivative contracts	$(3)	$(3)	$(3)

As of December 31, 2016:
Commodity derivative contracts	$(14)	$(15)	$(13)

Nevada Power's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose Nevada Power to earnings volatility. As of December 31, 2017 and 2016, a net regulatory asset of $3 million and $14 million, respectively, was recorded related to the net derivative liability of $3 million and $14 million, respectively. The settled cost of these commodity derivative contracts is generally included in regulated rates.

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

As of December 31, 2017 and 2016, Nevada Power had no short- and long-term variable-rate obligations that expose Nevada Power to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Nevada Power's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2017 and 2016.

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

As of December 31, 2017, Nevada Power's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Nevada Power Company
Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Power Company and subsidiaries ("Nevada Power") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Nevada Power as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of Nevada Power's management. Our responsibility is to express an opinion on Nevada Power’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Nevada Power in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Nevada Power is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Nevada Power's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/	Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2018
We have served as Nevada Power’s auditor since 1987.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$57	$279
Accounts receivable, net	238	243
Inventories	59	73
Regulatory assets	28	20
Other current assets	44	38
Total current assets	426	653

Property, plant and equipment, net	6,877	6,997
Regulatory assets	941	1,000
Other assets	35	39

Total assets	$8,279	$8,689

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$156	$187
Accrued interest	50	50
Accrued property, income and other taxes	63	93
Regulatory liabilities	91	37
Current portion of long-term debt and financial and capital lease obligations	842	17
Customer deposits	73	78
Other current liabilities	16	39
Total current liabilities	1,291	501

Long-term debt and financial and capital lease obligations	2,233	3,049
Regulatory liabilities	1,030	416
Deferred income taxes	767	1,474
Other long-term liabilities	280	277
Total liabilities	5,601	5,717

Commitments and contingencies (Note 14)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	374	667
Accumulated other comprehensive loss, net	(4)	(3)
Total shareholder's equity	2,678	2,972

Total liabilities and shareholder's equity	$8,279	$8,689

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Operating revenue	$2,206	$2,083	$2,402

Operating costs and expenses:
Cost of fuel, energy and capacity	902	768	1,084
Operations and maintenance	393	394	372
Depreciation and amortization	308	303	297
Property and other taxes	40	38	36
Total operating costs and expenses	1,643	1,503	1,789

Operating income	563	580	613

Other income (expense):
Interest expense	(179)	(185)	(190)
Allowance for borrowed funds	1	4	3
Allowance for equity funds	1	2	4
Other, net	25	24	20
Total other income (expense)	(152)	(155)	(163)

Income before income tax expense	411	425	450
Income tax expense	156	146	162
Net income	$255	$279	$288

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2014	1,000	$—	$2,308	$583	$(3)	$2,888
Net income	—	—	—	288	—	288
Dividends declared	—	—	—	(13)	—	(13)
Balance, December 31, 2015	1,000	—	2,308	858	(3)	3,163
Net income	—	—	—	279	—	279
Dividends declared	—	—	—	(469)	—	(469)
Other equity transactions	—	—	—	(1)	—	(1)
Balance, December 31, 2016	1,000	—	2,308	667	(3)	2,972
Net income	—	—	—	255	—	255
Dividends declared	—	—	—	(548)	—	(548)
Other equity transactions	—	—	—	—	(1)	(1)
Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$255	$279	$288
Adjustments to reconcile net income to net cash flows from operating activities:
(Gain) loss on nonrecurring items	(1)	1	(3)
Depreciation and amortization	308	303	297
Deferred income taxes and amortization of investment tax credits	94	78	162
Allowance for equity funds	(1)	(2)	(4)
Changes in regulatory assets and liabilities	50	131	4
Deferred energy	(16)	(21)	176
Amortization of deferred energy	16	(107)	36
Other, net	(3)	—	13
Changes in other operating assets and liabilities:
Accounts receivable and other assets	8	26	(40)
Inventories	6	7	9
Accrued property, income and other taxes	(26)	63	—
Accounts payable and other liabilities	(23)	13	(46)
Net cash flows from operating activities	667	771	892

Cash flows from investing activities:
Capital expenditures	(270)	(335)	(320)
Acquisitions	(77)	—	—
Proceeds from sale of assets	4	—	9
Other, net	—	—	10
Net cash flows from investing activities	(343)	(335)	(301)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	91	—	—
Repayments of long-term debt and financial and capital lease obligations	(89)	(224)	(262)
Dividends paid	(548)	(469)	(13)
Net cash flows from financing activities	(546)	(693)	(275)

Net change in cash and cash equivalents	(222)	(257)	316
Cash and cash equivalents at beginning of period	279	536	220
Cash and cash equivalents at end of period	$57	$279	$536

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

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Nevada Power and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2017, 2016 and 2015. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

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

	2017	2016	2015
Beginning balance	$12	$13	$14
Charged to operating costs and expenses, net	15	16	16
Write-offs, net	(11)	(17)	(17)
Ending balance	$16	$12	$13

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

Inventories

Inventories consist mainly of materials and supplies totaling $56 million and $60 million as of December 31, 2017 and 2016, respectively, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $3 million and $13 million as of December 31, 2017 and 2016, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Nevada Power is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Nevada Power's AFUDC rate used during 2017 and 2016 was 8.09%.

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

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2017, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Income Taxes

Berkshire Hathaway includes Nevada Power in its consolidated United States federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law which, among other items, reduces the federal corporate tax rate from 35% to 21%. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for the federal tax rate change from 35% to 21%, certain property‑related basis differences and other various differences that Nevada Power deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

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

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2017 and 2016, unbilled revenue was $111 million and $91 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. Nevada Power records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

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

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. Nevada Power adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Nevada Power adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. In January 2018, the FASB issued ASU No. 2018-01 that provides for an optional transition practical expedient allowing companies to not have to evaluate existing land easements if they were not previously accounted for under ASC Topic 840, "Leases." This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Nevada Power plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Nevada Power adopted this guidance effective January 1, 2018 under the modified retrospective method and the adoption will not have an impact on its Consolidated Financial Statements but will increase the disclosures included within Notes to Consolidated Financial Statements. The timing and amount of revenue recognized after adoption of the new guidance will not be different than before as a majority of revenue is recognized when Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power's performance to date. Nevada Power's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2017	2016
Utility plant:
Generation	30 - 55 years	$3,707	$4,271
Distribution	20 - 65 years	3,314	3,231
Transmission	45 - 65 years	1,860	1,846
General and intangible plant	5 - 65 years	793	738
Utility plant		9,674	10,086
Accumulated depreciation and amortization		(2,871)	(3,205)
Utility plant, net		6,803	6,881
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	2
Plant, net		6,804	6,883
Construction work-in-progress		73	114
Property, plant and equipment, net		$6,877	$6,997

Almost all of Nevada Power's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Nevada Power's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2017, 2016 and 2015 was 3.2%, 3.2% and 3.0%, respectively. Nevada Power is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate case filings.

Construction work-in-progress is related to the construction of regulated assets.

During 2017, Nevada Power performed a depreciation study, in which the depreciation rates will be implemented in January 2018. The study results in shorter estimated useful lives at the Navajo Generating Station and longer average service lives for various other utility plant groups. The net effect of these changes, based on the study, will increase depreciation and amortization expense by $7 million annually based on depreciable plant balances at the time of the change.

Acquisitions

In April 2017, Nevada Power purchased the remaining 25% interest in the Silverhawk natural gas-fueled generating facility for $77 million. The Public Utilities Commission of Nevada ("PUCN") approved the purchase of the facility in Nevada Power's triennial Integrated Resource Plan filing in December 2015. The purchase price was allocated to the assets acquired, consisting primarily of generation utility plant, and no significant liabilities were assumed.

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

The amounts shown in the table below represent Nevada Power's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2017 (dollars in millions):

	Nevada			Construction
	Power's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Navajo Generating Station	11%	$220	$152	$—
ON Line Transmission Line	24	146	16	—
Other transmission facilities	Various	48	26	—
Total		$414	$194	$—

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. Nevada Power's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2017	2016

Decommissioning costs	6 years	$231	$114
Deferred operating costs	12 years	169	127
Merger costs from 1999 merger	27 years	130	136
Employee benefit plans(1)	8 years	89	105
Asset retirement obligations	7 years	72	74
Abandoned projects	3 years	58	75
Legacy meters	15 years	56	60
ON Line deferrals	36 years	47	44
Deferred energy costs	2 years	46	46
Deferred income taxes(2)	N/A	—	141
Other	Various	71	98
Total regulatory assets		$969	$1,020

Reflected as:
Current assets		$28	$20
Other assets		941	1,000
Total regulatory assets		$969	$1,020

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)
Amounts primarily represent income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

Nevada Power had regulatory assets not earning a return on investment of $363 million and $560 million as of December 31, 2017 and 2016, respectively. The regulatory assets not earning a return on investment primarily consist of merger costs from the 1999 merger, asset retirement obligations, deferred operating costs, a portion of the employee benefit plans, losses on reacquired debt and deferred energy costs. Regulatory assets not earning a return as of December 31, 2016 also included deferred income taxes.

Regulatory liabilities represent amounts to be returned to customers in future periods. Nevada Power's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2017	2016

Deferred income taxes(1)	33 years	$670	$9
Cost of removal(2)	31 years	307	294
Impact fees	6 years	89	90
Energy efficiency program	1 year	27	37
Other	Various	28	23
Total regulatory liabilities		$1,121	$453

Reflected as:
Current liabilities		$91	$37
Other long-term liabilities		1,030	416
Total regulatory liabilities		$1,121	$453

(1)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. See Note 10 for further discussion of 2017 Tax Reform impacts.

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

Regulatory Rate Review

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of revenues related to equity returns above 9.7%. As a result of the order, Nevada Power recorded expense of $28 million primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order. The new rates were effective in February 2018.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Nevada Power to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Nevada Power and approved by the PUCN in integrated resource plan proceedings. To the extent Nevada Power's earned rate of return exceeds the rate of return used to set base general rates, Nevada Power is required to refund to customers EEIR revenue previously collected for that year. In March 2017, Nevada Power filed an application to reset the EEIR and EEPR and refund the EEIR revenue received in 2016, including carrying charges. In September 2017, the PUCN issued an order accepting a stipulation requiring Nevada Power to refund the 2016 revenue and reset the rates as filed effective October 1, 2017. The EEIR liability for Nevada Power is $10 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2017 and 2016.

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

In May 2015, MGM Resorts International ("MGM") and Wynn Las Vegas, LLC ("Wynn"), filed applications with the PUCN to purchase energy from alternative providers of a new electric resource and become distribution only service customers of Nevada
Power. In December 2015, the PUCN granted the applications subject to conditions, including paying an impact fee, on-going charges and receiving approval for specific alternative energy providers and terms. In December 2015, the applicants filed petitions for reconsideration. In January 2016, the PUCN granted reconsideration and updated some of the terms, including removing a limitation related to energy purchased indirectly from NV Energy. In September 2016, MGM and Wynn paid impact fees of $82 million and $15 million, respectively. In October 2016, MGM and Wynn became distribution only service customers and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. This request is still pending. In May 2017, a stipulation reached between MGM, Regulatory Operations Staff and the Bureau of Consumer Protection was filed requiring Nevada Power to reduce the original $82 million impact fee by $16 million and apply the credit against MGM's remaining on-going charge obligation. In June 2017, the PUCN approved the stipulation as filed.

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

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada
Power. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for six years and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Nevada Power. In December 2017, Caesars provided notice that it intends to transition eligible meters in the Nevada Power service territory to unbundled electric service in February 2018 at the earliest.

Emissions Reduction and Capacity Retirement Plan ("ERCR Plan")

In March 2017, Nevada Power retired Reid Gardner Unit 4, a 257-MW coal-fueled generating facility. The early retirement was approved by the PUCN in December 2016 as a part of Nevada Power's second amendment to the ERCR Plan. The remaining net book value of $151 million was moved from property, plant and equipment, net to noncurrent regulatory assets on the Consolidated Balance Sheet in March 2017, in compliance with the ERCR Plan. Refer to Note 14 for additional information on the ERCR Plan.

(6)    Credit Facility

Nevada Power has a $400 million secured credit facility expiring in June 2020 with two one-year extension options subject to lender consent. The credit facility, which is for general corporate purposes and provide for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's credit ratings for its senior secured long‑term debt securities. As of December 31, 2017 and 2016, Nevada Power had no borrowings outstanding under the credit facility. Amounts due under Nevada Power's credit facility are collateralized by Nevada Power's general and refunding mortgage bonds. The credit facility requires Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)    Long-Term Debt and Financial and Capital Lease Obligations

Nevada Power's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
General and refunding mortgage securities:
6.500% Series O, due 2018	$324	$324	$324
6.500% Series S, due 2018	499	499	498
7.125% Series V, due 2019	500	499	499
6.650% Series N, due 2036	367	357	357
6.750% Series R, due 2037	349	346	345
5.375% Series X, due 2040	250	247	247
5.450% Series Y, due 2041	250	236	236
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.800% Pollution Control Bonds Series 2017A, due 2032(1)	40	40	—
1.600% Pollution Control Bonds Series 2017, due 2036(1)	40	39	—
1.600% Pollution Control Bonds Series 2017B, due 2039(1)	13	13	—
Variable-rate series - 1.890% to 1.928%
Pollution Control Bonds Series 2006A, due 2032	—	—	38
Pollution Control Bonds Series 2006, due 2036	—	—	37
Capital and financial lease obligations - 2.750% to 11.600%, due through 2054	475	475	485
Total long-term debt and financial and capital leases	$3,107	$3,075	$3,066

Reflected as:
Current portion of long-term debt and financial and capital lease obligations		$842	$17
Long-term debt and financial and capital lease obligations		2,233	3,049
Total long-term debt and financial and capital leases		$3,075	$3,066

(1)	Subject to mandatory purchase by Nevada Power in May 2020 at which date the interest rate may be adjusted from time to time.

Annual Payment on Long-Term Debt and Financial and Capital Leases

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2018 and thereafter, are as follows (in millions):

	Long-term	Capital and Financial
	Debt	Lease Obligations	Total

2018	$823	$75	$898
2019	500	76	576
2020	—	76	76
2021	—	80	80
2022	—	75	75
Thereafter	1,309	760	2,069
Total	2,632	1,142	3,774
Unamortized premium, discount and debt issuance cost	(32)	—	(32)
Executory costs	—	(92)	(92)
Amounts representing interest	—	(575)	(575)
Total	$2,600	$475	$3,075

The issuance of General and Refunding Mortgage Securities by Nevada Power is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2017, approximately $8.4 billion (based on original cost) of Nevada Power's property was subject to the liens of the mortgages.

Financial and Capital Lease Obligations

•
In 1984, Nevada Power entered into a 30-year capital lease for the Pearson Building with five, five-year renewal options beginning in year 2015. In February 2010, Nevada Power amended this capital lease agreement to include the lease of the adjoining parking lot and to exercise three of the five-year renewal options beginning in year 2015. There remain two additional renewal options which could extend the lease an additional ten years. Capital assets of $24 million and $25 million were included in property, plant and equipment, net as of December 31, 2017 and 2016, respectively.

•
In 2007, Nevada Power entered into a 20-year lease, with three 10-year renewal options, to occupy land and building for its Beltway Complex operations center in southern Nevada. Nevada Power accounts for the building portion of the lease as a capital lease and the land portion of the lease as an operating lease. Nevada Power transferred operations to the facilities in June 2009. Capital assets of $6 million and $7 million were included in property, plant and equipment, net as of December 31, 2017 and 2016, respectively.

•
Nevada Power has long-term energy purchase contracts which qualify as capital leases. The leases were entered into between the years 1989 and 1990 and became commercially operable through 1993. The terms of the leases are for 30 years and expire between the years 2022-2023. Capital assets of $34 million and $38 million were included in property, plant and equipment, net as of December 31, 2017 and 2016, respectively.

•
Nevada Power has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms average seven years under the master lease agreement. Capital assets of $3 million and $1 million were included in property, plant and equipment, net as of December 31, 2017 and 2016, respectively.

•
ON Line was placed in-service on December 31, 2013. The Nevada Utilities entered into a long-term transmission use agreement, in which the Nevada Utilities have 25% interest and Great Basin Transmission South, LLC has 75% interest. Refer to Note 4 for additional information. The Nevada Utilities' share of the long-term transmission use agreement and ownership interest is split at 95% for Nevada Power and 5% for Sierra Pacific. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014. ON Line assets of $396 million and $402 million were included in property, plant and equipment, net as of December 31, 2017 and 2016, respectively.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of December 31, 2017:
Commodity derivative liabilities(1)	$(2)	$(1)	$(3)

As of December 31, 2016:
Commodity derivative liabilities(1)	$(7)	$(7)	$(14)

(1)
Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates and as of December 31, 2017 and 2016, a regulatory asset of $3 million and $14 million, respectively, was recorded related to the derivative liability of $3 million and $14 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2017	2016
Electricity sales	Megawatt hours	—	(2)
Natural gas purchases	Decatherms	125	114

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features was $1 million and $2 million as of December 31, 2017 and 2016, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Assets - investment funds	$2	$—	$—	$2

Liabilities - commodity derivatives	$—	$—	$(3)	$(3)

As of December 31, 2016:
Assets:
Money market mutual funds(1)	$220	$—	$—	$220
Investment funds	6	—	—	6
	$226	$—	$—	$226

Liabilities - commodity derivatives	$—	$—	$(14)	$(14)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 8 for further discussion regarding Nevada Power's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2017	2016	2015
Beginning balance	$(14)	$(22)	$(30)
Changes in fair value recognized in regulatory assets	(3)	(4)	—
Settlements	14	12	8
Ending balance	$(3)	$(14)	$(22)

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

	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,600	$3,088	$2,581	$3,040

(10)	Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, limitations on bonus depreciation for utility property and the elimination of the deduction for production activities. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, Nevada Power reduced deferred income tax liabilities $787 million. As it is probable the change in deferred taxes will be passed back to customers through regulatory mechanisms, Nevada Power increased net regulatory liabilities by $792 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Nevada Power has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of the interpretation of the bonus depreciation rules. Nevada Power has determined the amounts recorded and the interpretation relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Nevada Power believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2017	2016	2015

Current – Federal	$62	$68	$—
Deferred – Federal	95	79	163
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$156	$146	$162

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
Effect of ratemaking	1	—	1
Effect of tax rate change	1	—	—
Other	1	(1)	—
Effective income tax rate	38%	34%	36%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016
Deferred income tax assets:
Regulatory liabilities	$201	$83
Capital and financial leases	100	170
Employee benefits	18	29
Customer advances	14	23
Federal net operating loss and credit carryforwards	—	5
Other	6	16
Total deferred income tax assets	339	326
Valuation allowance	—	(5)
Total deferred income tax assets, net	339	321

Deferred income tax liabilities:
Property related items	(796)	(1,293)
Regulatory assets	(206)	(321)
Capital and financial leases	(97)	(165)
Other	(7)	(16)
Total deferred income tax liabilities	(1,106)	(1,795)
Net deferred income tax liability	$(767)	$(1,474)

The United States federal jurisdiction is the only significant income tax jurisdiction for NV Energy. In July 2012, the United States Internal Revenue Service and the Joint Committee on Taxation concluded their examination of NV Energy with respect to its United States federal income tax returns for December 31, 2005 through December 31, 2008.

(11)	Related Party Transactions

Nevada Power has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to Nevada Power under this agreement totaled $2 million for the year ended December 31, 2017, 2016 and 2015.

Kern River Gas Transmission Company, an indirect subsidiary of BHE, provided natural gas transportation and other services to Nevada Power of $66 million, $68 million and $68 million for each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, Nevada Power's Consolidated Balance Sheets included amounts due to Kern River Gas Transmission Company of $5 million.

Nevada Power provided electricity and other services to PacifiCorp, an indirect subsidiary of BHE, of $3 million, $2 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were no receivables associated with these services as of December 31, 2017 and 2016. PacifiCorp provided electricity and the sale of renewable energy credits to Nevada Power of $- million, $- million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were no payables associated with these transactions as of December 31, 2017 and 2016.

Nevada Power provided electricity to Sierra Pacific of $104 million, $78 million and $69 million for the years ended December 31, 2017, 2016 and 2015, respectively. Receivables associated with these transactions were $10 million and $45 million as of December 31, 2017 and 2016, respectively. Nevada Power purchased electricity from Sierra Pacific of $21 million, $17 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Payables associated with these transactions were $- million and $12 million as of December 31, 2017 and 2016, respectively.

Nevada Power incurs intercompany administrative and shared facility costs with NV Energy and Sierra Pacific. These transactions are governed by an intercompany service agreement and are priced at cost. Nevada Power provided services to NV Energy of $- million, $1 million, $1 million for each of the years ending December 31, 2017, 2016 and 2015, respectively. NV Energy provided services to Nevada Power of $10 million, $10 million and $12 million for the years ending December 31, 2017, 2016 and 2015, respectively. Nevada Power provided services to Sierra Pacific of $27 million, $24 million and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively. Sierra Pacific provided services to Nevada Power of $17 million, $14 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, Nevada Power's Consolidated Balance Sheets included amounts due to NV Energy of $29 million and $32 million, respectively. There were no receivables due from NV Energy as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, Nevada Power's Consolidated Balance Sheets included receivables due from Sierra Pacific of $5 million and $4 million, respectively. There were no payables due to Sierra Pacific as of December 31, 2017 and 2016.

Nevada Power is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway consolidated United States federal income tax return. Federal income taxes payable to NV Energy were $38 million and $68 million as of December 31, 2017 and 2016, respectively. Nevada Power made cash payments of $89 million, $- million and $- million for federal income taxes for the years ended December 31, 2017, 2016 and 2015, respectively.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of Nevada Power and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(12)    Retirement Plan and Postretirement Benefits

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power contributed $1 million, $36 million and $- million to the Qualified Pension Plan for the year ended December 31, 2017, 2016 and 2015, respectively. Nevada Power contributed $1 million, $- million and $- million to the Non-Qualified Pension Plans for the year ended December 31, 2017, 2016 and 2015, respectively. Nevada Power did not make any contributions to the Other Postretirement Plans for the year ended December 31, 2017, 2016 and 2015. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31 (in millions):

	2017	2016
Qualified Pension Plan -
Other long-term liabilities	$(23)	$(24)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(10)	(9)

Other Postretirement Plans -
Other long-term liabilities	1	(4)

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

Nevada Power does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $307 million and $294 million as of December 31, 2017 and 2016, respectively.

The following table presents Nevada Power's ARO liabilities by asset type as of December 31 (in millions):

	2017	2016

Waste water remediation	$39	$38
Evaporative ponds and dry ash landfills	11	22
Asbestos	3	4
Solar	3	2
Other	24	17
Total asset retirement obligations	$80	$83

The following table reconciles the beginning and ending balances of Nevada Power's ARO liabilities for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$83	$85
Change in estimated costs	6	4
Retirements	(13)	(10)
Accretion	4	4
Ending balance	$80	$83

Reflected as:
Other current liabilities	$4	$20
Other long-term liabilities	76	63
	$80	$83

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

Commitments

Nevada Power has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2017 are as follows (in millions):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$591	$450	$377	$378	$380	$5,208	$7,384
Fuel and capacity contract commitments (not commercially operable)	—	15	22	24	25	421	507
Operating leases and easements	7	7	8	8	7	54	91
Maintenance, service and other contracts	46	44	43	39	37	40	249
Total commitments	$644	$516	$450	$449	$449	$5,723	$8,231

Fuel and Capacity Contract Commitments

Purchased Power

Nevada Power has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2018 to 2067. Purchased power includes contracts which meet the definition of a lease. Nevada Power's operations and maintenance expense for purchase power contracts which met the lease criteria for 2017, 2016 and 2015 were $310 million, $302 million and $264 million, respectively, and are recorded as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

Coal and Natural Gas

Nevada Power has a contract for the transportation of coal that extends through 2018. Additionally, gas transportation contracts expire from 2022 to 2032 and the gas supply contract expires from 2018 to 2019.

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

Operating Leases and Easements

Nevada Power has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, vehicles and land. These leases generally require Nevada Power to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Nevada Power also has non-cancelable easements for land. Operations and maintenance expense on non-cancelable operating leases and easements totaled $9 million, $13 million and $11 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Maintenance, Service and Other Contracts

Nevada Power has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2019 to 2026.

(15)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2017	2016	2015

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$167	$173	$186
Income taxes paid	$89	$—	$—

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$18	$19	$51
Capital and financial lease obligations incurred	$—	$(1)	$(5)

(16)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Operating revenues	$392	$574	$819	$421
Operating income	52	157	317	37
Net income	10	77	176	(8)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Operating revenues	$399	$525	$766	$393
Operating income	46	141	324	69
Net income	3	66	188	22

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

Results of Operations

Net income for the year ended December 31, 2017 was $109 million, an increase of $25 million, or 30%, compared to 2016, which includes $1 million of tax benefit from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "2017 Tax Reform"). Excluding the impact of 2017 Tax Reform, adjusted net income was $108 million, an increase of $24 million compared to 2016, due to lower interest on deferred charges and long-term debt of $11 million, higher electric margins of $8 million, lower depreciation and amortization primarily due to regulatory amortizations of $4 million and lower operating costs of $4 million. The increase in electric margin was due to the impacts of weather, higher transmission revenue and customer usage patterns, partially offset by lower wholesale revenue due to lower volumes.

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

Electric Gross Margin

A comparison of Sierra Pacific's key operating results related to regulated electric gross margin for the years ended December 31 is as follows:

	2017	2016	Change		2016	2015	Change
Gross margin (in millions):
Operating electric revenue	$713	$702	$11	2%	$702	$810	$(108)	(13)%
Cost of fuel, energy and capacity	268	265	3	1	265	374	(109)	(29)
Gross margin	$445	$437	$8	2	$437	$436	$1	—

GWh sold:
Residential	2,492	2,375	117	5%	2,375	2,315	60	3%
Commercial	2,954	2,933	21	1	2,933	2,942	(9)	—
Industrial	3,176	3,014	162	5	3,014	2,973	41	1
Other	16	16	—	—	16	16	—	—
Total fully bundled(1)	8,638	8,338	300	4	8,338	8,246	92	1
Distribution only service	1,394	1,360	34	3	1,360	1,304	56	4
Total retail	10,032	9,698	334	3	9,698	9,550	148	2
Wholesale	561	662	(101)	(15)	662	664	(2)	—
Total GWh sold	10,593	10,360	233	2	10,360	10,214	146	1

Average number of retail customers (in thousands):
Residential	295	291	4	1%	291	288	3	1%
Commercial	47	47	—	—	47	46	1	2
Total	342	338	4	1	338	334	4	1

Average per MWh:
Revenue - retail fully bundled(1)	$76.90	$78.08	$(1.18)	(2)%	$78.08	$90.85	$(12.77)	(14)%
Revenue - wholesale	$50.29	$52.05	$(1.76)	(3)%	$52.05	$61.37	$(9.32)	(15)%
Total cost of energy(2)	$27.35	$28.16	$(0.81)	(3)%	$28.16	$38.80	$(10.64)	(27)%

Heating degree days	4,523	4,185	338	8%	4,185	4,122	63	2%
Cooling degree days	1,401	1,088	313	29%	1,088	1,194	(106)	(9)%

Sources of energy (GWh)(3):
Coal	457	751	(294)	(39)%	751	1,210	(459)	(38)%
Natural gas	4,280	4,290	(10)	—	4,290	3,981	309	8
Other	36	—	36	—	—	—	—	—
Total energy generated	4,773	5,041	(268)	(5)	5,041	5,191	(150)	(3)
Energy purchased	5,017	4,383	634	14	4,383	4,441	(58)	(1)
Total	9,790	9,424	366	4	9,424	9,632	(208)	(2)

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.
(3)    GWh amounts are net of energy used by the related generating facilities.

Natural Gas Gross Margin

A comparison of key results related to regulated natural gas gross margin for the years ended December 31 is as follows:

	2017	2016	Change		2016	2015	Change
Gross margin (in millions):
Operating natural gas revenue	$99	$110	$(11)	(10)%	$110	$137	$(27)	(20)%
Natural gas purchased for resale	42	55	(13)	(24)	55	84	(29)	(35)
Gross margin	$57	$55	$2	4	$55	$53	$2	4

Dth sold:
Residential	10,291	9,207	1,084	12%	9,207	8,649	558	6%
Commercial	5,153	4,679	474	10	4,679	4,198	481	11
Industrial	1,822	1,548	274	18	1,548	1,470	78	5
Total retail	17,266	15,434	1,832	12	15,434	14,317	1,117	8

Average number of retail customers (in thousands)	164	162	2	1%	162	159	3	2%
Average revenue per retail Dth sold:	$5.73	$7.13	$(1.40)	(20)%	$7.13	$9.57	$(2.44)	(25)%
Average cost of natural gas per retail Dth sold	$2.43	$3.56	$(1.13)	(32)%	$3.56	$5.87	$(2.31)	(39)%
Heating degree days	4,523	4,185	338	8%	4,185	4,122	63	2%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Electric gross margin increased $8 million, or 2%, for 2017 compared to 2016 due to:

•	$8 million higher customer usage primarily from the impacts of weather;

•	$3 million in higher transmission revenue and

•	$2 million from customer usage patterns.
The increase in gross margin was offset by:

•	$6 million in decreased wholesale revenue due to lower volumes.

Natural gas gross margin increased $2 million, or 4%, for 2017 compared to 2016 primarily due to higher customer usage from the impacts of weather.

Operations and maintenance decreased $4 million, or 2%, for 2017 compared to 2016 primarily due to disallowances resulting from the settlement of the regulatory rate review in 2016 of $5 million.

Depreciation and amortization decreased $4 million, or 3%, for 2017 compared to 2016 primarily due to the expiration of various regulatory amortizations.

Other income (expense) is favorable $13 million, or 28%, for 2017 compared to 2016 primarily due to a decrease in interest expense from lower rates on outstanding debt balances, lower interest expense on deferred charges and an increase in allowance for funds used during construction.

Income tax expense increased $6 million, or 12%, for 2017 compared to 2016. The effective tax rate was 34% for 2017 and 37% for 2016. The decrease in the effective tax rate is primarily due to the effects of 2017 Tax Reform.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Electric gross margin increased $1 million for 2016 compared to 2015 due to:

•	$4 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$3 million in higher customer growth and

•	$2 million in higher customer usage primarily due to the impacts of weather.
The increase in gross margin was offset by:

•	$4 million related to a settlement payment associated with terminated transmission service in 2015;

•	$2 million decrease in wholesale demand charges and

•	$2 million in usage patterns for commercial and industrial customers.

Natural gas gross margin increased $2 million, or 4%, for 2016 compared to 2015 primarily due to higher customer usage from the impacts of weather.

Operations and maintenance increased $3 million, or 2%, for 2016 compared to 2015 due to disallowances resulting from the settlement of the regulatory rate review in 2016 of $5 million and higher energy efficiency program costs, which are fully recovered in operating revenue, partially offset by decreased planned maintenance costs.

Depreciation and amortization increased $5 million, or 4%, for 2016 compared to 2015 primarily due to higher plant placed in-service.

Other income (expense) is favorable $7 million, or 13%, for 2016 compared to 2015 primarily due to a decrease in interest expense from financing transactions in 2016.

Income tax expense increased $2 million, or 4%, for 2016 compared to 2015. The effective tax rate was 37% for 2016 and 36% for 2015.

Liquidity and Capital Resources

As of December 31, 2017, Sierra Pacific's total net liquidity was $174 million as follows (in millions):

Cash and cash equivalents	$4

Credit facilities(1)	250
Less -
Letters of credit and tax-exempt bond support	(80)
Net credit facilities	170

Total net liquidity	$174
Credit facilities:
Maturity dates	2020

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding Sierra Pacific's credit facility.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $182 million and $243 million, respectively. The change was due to higher payments for fuel costs, partially offset by lower contributions to the pension plan.

Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were $243 million and $342 million, respectively. The change was due to decreased collections from customers due to lower retail rates as a result of deferred energy adjustment mechanisms, contributions to the pension plan and lower customer advances, partially offset by lower payments for fuel costs.

Sierra Pacific's income tax cash flows benefited in 2017, 2016 and 2015 from 50% bonus depreciation on qualifying assets placed in service. In December 2017, the 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminates bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and eliminates the deduction for production activities. Sierra Pacific believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $25 million. Sierra Pacific expects lower revenue and income taxes as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. Sierra Pacific does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. Refer to Regulatory Matters in Item 1 of this Form 10-K for further discussion of regulatory matters associated with the 2017 Tax Reform. The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(186) million and $(194) million, respectively. The change was primarily due to decreased capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were $(194) million and $(250) million, respectively. The change was primarily due to decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2017 and 2016 were $(47) million and $(100) million, respectively. The change was due to lower repayments of long-term debt and lower dividends paid to NV Energy, Inc. in 2017, offset by lower proceeds from issuance of long-term debt.

Net cash flows from financing activities for the years ended December 31, 2016 and 2015 were $(100) million and $(8) million, respectively. The change was due to financing transactions in 2016 and higher dividends paid to NV Energy, Inc.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2017, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of December 31, 2017. In addition, certain financing agreements contain covenants which are currently suspended as Sierra Pacific's senior secured debt is rated investment grade. However, if Sierra Pacific's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Sierra Pacific would be subject to limitations under these covenants.

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

Sierra Pacific's indenture creates a lien on substantially all of Sierra Pacific's properties in Nevada. As of December 31, 2017, $3.9 billion of Sierra Pacific's assets were pledged. Sierra Pacific had the capacity to issue $1.2 billion of additional general and refunding mortgage securities as of December 31, 2017 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Sierra Pacific also has the ability to release property from the lien of Sierra Pacific's indenture on the basis of net property additions, cash or retired bonds. To the extent Sierra Pacific releases property from the lien of Sierra Pacific's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecasted
	2015	2016	2017	2018	2019	2020

Distribution	$86	$115	$88	$81	$76	64
Transmission system investment	38	12	12	11	47	15
Other	128	67	86	104	101	80
Total	$252	$194	$186	$196	$224	$159

Sierra Pacific's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

Sierra Pacific has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes Sierra Pacific's material contractual cash obligations as of December 31, 2017 (in millions):

	Payments Due by Periods
	2018	2019 - 2020	2021 - 2022	2023 and Thereafter	Total
Long-term debt	$—	$—	$—	$1,121	$1,121
Interest payments on long-term debt(1)	40	81	81	351	553
Capital leases, including interest(2)	3	4	2	8	17
ON Line financial lease, including interest(2)	2	4	5	38	49
Fuel and capacity contract commitments(1)	200	269	145	515	1,129
Fuel and capacity contract commitments (not commercially operable)(1)	—	24	44	590	658
Operating leases and easements(1)	4	8	5	54	71
Asset retirement obligations	—	—	—	14	14
Maintenance, service and other contracts(1)	6	12	12	12	42
Total contractual cash obligations	$255	$402	$294	$2,703	$3,654

(1)	Not reflected on the Consolidated Balance Sheets.

(2)	Interest is not reflected on the Consolidated Balance Sheets.

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

Environmental Laws and Regulations

Sierra Pacific is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Sierra Pacific's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. Sierra Pacific believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and Sierra Pacific is unable to predict the impact of the changing laws and regulations on its operations and financial results. Refer to "Liquidity and Capital Resources" for discussion of Sierra Pacific's forecasted environmental-related capital expenditures.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2017, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2017, Sierra Pacific would have been required to post $15 million of additional collateral. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Sierra Pacific continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Sierra Pacific's ability to recover its costs. Sierra Pacific believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $332 million and total regulatory liabilities were $500 million as of December 31, 2017. Refer to Sierra Pacific's Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's regulatory assets and liabilities.

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2017, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Sierra Pacific is probable to pass income tax benefits and expense related to the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences on to its customers. As of December 31, 2017, these amounts were recognized as a net regulatory liability of $264 million and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $62 million as of December 31, 2017. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

As of December 31, 2017 and 2016, Sierra Pacific had short- and long-term variable-rate obligations totaling $80 million, that expose Sierra Pacific to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Sierra Pacific's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2017 and 2016.

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

As of December 31, 2017, Sierra Pacific's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Sierra Pacific Power Company
Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sierra Pacific as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of Sierra Pacific's management. Our responsibility is to express an opinion on Sierra Pacific’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Sierra Pacific in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Sierra Pacific is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Sierra Pacific's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/	Deloitte & Touche LLP

Las Vegas, Nevada
February 23, 2018
We have served as Sierra Pacific’s auditor since 1996.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$4	$55
Accounts receivable, net	112	117
Inventories	49	45
Regulatory assets	32	25
Other current assets	17	13
Total current assets	214	255

Property, plant and equipment, net	2,892	2,822
Regulatory assets	300	410
Other assets	7	6

Total assets	$3,413	$3,493

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$92	$146
Accrued interest	14	14
Accrued property, income and other taxes	10	10
Regulatory liabilities	19	69
Current portion of long-term debt and financial and capital lease obligations	2	1
Customer deposits	15	16
Other current liabilities	12	12
Total current liabilities	164	268

Long-term debt and financial and capital lease obligations	1,152	1,152
Regulatory liabilities	481	221
Deferred income taxes	330	617
Other long-term liabilities	114	127
Total liabilities	2,241	2,385

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Retained earnings (accumulated deficit)	62	(2)
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,172	1,108

Total liabilities and shareholder's equity	$3,413	$3,493

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Operating revenue:
Electric	$713	$702	$810
Natural gas	99	110	137
Total operating revenue	812	812	947

Operating costs and expenses:
Cost of fuel, energy and capacity	268	265	374
Natural gas purchased for resale	42	55	84
Operations and maintenance	166	170	167
Depreciation and amortization	114	118	113
Property and other taxes	24	24	25
Total operating costs and expenses	614	632	763

Operating income	198	180	184

Other income (expense):
Interest expense	(43)	(54)	(61)
Allowance for borrowed funds	2	4	2
Allowance for equity funds	3	(1)	2
Other, net	4	4	3
Total other income (expense)	(34)	(47)	(54)

Income before income tax expense	164	133	130
Income tax expense	55	49	47
Net income	$109	$84	$83

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

				Retained	Accumulated
			Other	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit)	Loss, Net	Equity
Balance, December 31, 2014	1,000	$—	$1,111	$(111)	$(2)	$998
Net income	—	—	—	83	—	83
Dividends declared	—	—	—	(7)	—	(7)
Other equity transactions	—	—	—	—	2	2
Balance, December 31, 2015	1,000	—	1,111	(35)	—	1,076
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(51)	—	(51)
Other equity transactions	—	—	—	—	(1)	(1)
Balance, December 31, 2016	1,000	—	1,111	(2)	(1)	1,108
Net income	—	—	—	109	—	109
Dividends declared	—	—	—	(45)	—	(45)
Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$109	$84	$83
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	—	5	—
Depreciation and amortization	114	118	113
Allowance for equity funds	(4)	1	(2)
Deferred income taxes and amortization of investment tax credits	55	49	47
Changes in regulatory assets and liabilities	17	(17)	(21)
Deferred energy	(20)	53	81
Amortization of deferred energy	(47)	(54)	17
Other, net	(3)	—	(9)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	4	7	15
Inventories	(3)	(6)	1
Accrued property, income and other taxes	1	(3)	—
Accounts payable and other liabilities	(41)	6	17
Net cash flows from operating activities	182	243	342

Cash flows from investing activities:
Capital expenditures	(186)	(194)	(252)
Other, net	—	—	2
Net cash flows from investing activities	(186)	(194)	(250)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,089	—
Repayments of long-term debt and financial and capital lease obligations	(2)	(1,138)	(1)
Dividends paid	(45)	(51)	(7)
Net cash flows from financing activities	(47)	(100)	(8)

Net change in cash and cash equivalents	(51)	(51)	84
Cash and cash equivalents at beginning of period	55	106	22
Cash and cash equivalents at end of period	$4	$55	$106

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

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Sierra Pacific and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2017, 2016 and 2015. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported operating income, net income or retained earnings.

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

	2017	2016	2015
Beginning balance	$2	$1	$2
Charged to operating costs and expenses, net	2	2	1
Write-offs, net	(2)	(1)	(2)
Ending balance	$2	$2	$1

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

Inventories

Inventories consist mainly of materials and supplies totaling $42 million and $36 million as of December 31, 2017 and 2016, respectively, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $7 million and $9 million as of December 31, 2017 and 2016, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Sierra Pacific is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Sierra Pacific's AFUDC rate used during 2017 and 2016 was 6.65% and 7.62% for electric, 5.63% and 6.02% for natural gas, and 6.55% and 7.44% for common facilities, respectively.

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

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2017, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Income Taxes

Berkshire Hathaway includes Sierra Pacific in its consolidated United States federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law which, among other items, reduces the federal corporate tax rate from 35% to 21%. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences that Sierra Pacific deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

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

Revenue Recognition

Revenue is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2017 and 2016, unbilled revenue was $62 million and $52 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. Sierra Pacific records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

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

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. This guidance must be adopted retrospectively for the presentation of the service cost component and the other components of net benefit cost in the statement of operations and prospectively for the capitalization of the service cost component in the balance sheet. Sierra Pacific adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be adopted retrospectively. Sierra Pacific adopted this guidance effective January 1, 2018 and the adoption will not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. In January 2018, the FASB issued ASU No. 2018-01 that provides for an optional transition practical expedient allowing companies to not have to evaluate existing land easements if they were not previously accounted for under ASC Topic 840, "Leases." This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Sierra Pacific plans to adopt this guidance effective January 1, 2019 and is currently evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU No. 2014-09 but do not change the core principle of the guidance. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Sierra Pacific adopted this guidance effective January 1, 2018 under the modified retrospective method and the adoption will not have an impact on its Consolidated Financial Statements but will increase the disclosures included within Notes to Consolidated Financial Statements. The timing and amount of revenue recognized after adoption of the new guidance will not be different than before as a majority of revenue is recognized when Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific's performance to date. Sierra Pacific's current plan is to quantitatively disaggregate revenue in the required financial statement footnote by segment and customer class.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2017	2016
Utility plant:
Electric generation	25 - 60 years	$1,144	$1,137
Electric distribution	20 - 100 years	1,459	1,417
Electric transmission	50 - 100 years	786	771
Electric general and intangible plant	5 - 70 years	181	164
Natural gas distribution	35 - 70 years	390	381
Natural gas general and intangible plant	5 - 70 years	14	15
Common general	5 - 70 years	294	267
Utility plant		4,268	4,152
Accumulated depreciation and amortization		(1,513)	(1,442)
Utility plant, net		2,755	2,710
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,760	2,715
Construction work-in-progress		132	107
Property, plant and equipment, net		$2,892	$2,822

All of Sierra Pacific's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Sierra Pacific's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2017, 2016 and 2015 was 3.0%, 3.0% and 2.9%, respectively. Sierra Pacific is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate case filings.

Construction work-in-progress is related to the construction of regulated assets.

In January 2017, Sierra Pacific revised its electric and gas depreciation rates based on the results of a new depreciation study performed in 2016, the most significant impact of which was shorter estimated useful lives at the Valmy Generating Station. The effect of this change increased depreciation and amortization expense by $9 million annually based on depreciable plant balances at the time of the study. However, the PUCN ordered the change relating to the Valmy Generating Station of $7 million annually be deferred for future recovery through a regulatory asset.

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

The amounts shown in the table below represent Sierra Pacific's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2017 (dollars in millions):

	Sierra			Construction
	Pacific's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Valmy Generating Station	50%	$388	$233	$1
ON Line Transmission Line	1	8	1	—
Valmy Transmission	50	4	2	—
Total		$400	$236	$1

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. Sierra Pacific's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2017	2016

Employee benefit plans(1)	8 years	$110	$128
Merger costs from 1999 merger	29 years	77	80
Abandoned projects	7 years	34	39
Renewable energy programs	2 years	23	25
Losses on reacquired debt	16 years	21	22
Deferred income taxes(2)	N/A	—	85
Other	Various	67	56
Total regulatory assets		$332	$435

Reflected as:
Current assets		$32	$25
Other assets		300	410
Total regulatory assets		$332	$435

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)
Amounts represent income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

Sierra Pacific had regulatory assets not earning a return on investment of $188 million and $305 million as of December 31, 2017 and 2016, respectively. The regulatory assets not earning a return on investment primarily consist of merger costs from the 1999 merger, a portion of the employee benefit plans, losses on reacquired debt, asset retirement obligations and legacy meters. Regulatory assets not earning a return as of December 31, 2016 also included deferred income taxes.

Regulatory liabilities represent amounts to be returned to customers in future periods. Sierra Pacific's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2017	2016

Deferred income taxes(1)	29 years	$264	$6
Cost of removal(2)	41 years	211	205
Deferred energy costs	2 years	8	64
Other	Various	17	15
Total regulatory liabilities		$500	$290

Reflected as:
Current liabilities		$19	$69
Other long-term liabilities		481	221
Total regulatory liabilities		$500	$290

(1)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to accelerated tax depreciation and certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. See Note 9 for further discussion of 2017 Tax Reform impacts.

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

Regulatory Rate Review

In June 2016, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing requested no incremental annual revenue relief. In October 2016, Sierra Pacific filed with the PUCN a settlement agreement resolving most, but not all, issues in the proceeding and reduced Sierra Pacific's electric revenue requirement by $3 million spread evenly to all rate classes. In December 2016, the PUCN approved the settlement agreement and established an additional six MW of net metering capacity under the grandfathered rates, which are those net metering rates that were in effect prior to January 2016; the order establishes cost-based rates and a value-based excess energy credit for customers who choose to install private generation after the six MW limitation is reached. The new rates were effective January 1, 2017. In January 2017, Sierra Pacific filed a petition for reconsideration relating to the creation of the additional six MW of net metering at the grandfathered rates. Sierra Pacific believes the effects of the PUCN decision results in additional cost shifting to non-net metering customers and reduces the stipulated rate reduction for other customer classes. In June 2017, the PUCN denied the petition for reconsideration.

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

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Sierra Pacific to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Sierra Pacific and approved by the PUCN in integrated resource plan proceedings. To the extent Sierra Pacific's earned rate of return exceeds the rate of return used to set base general rates, Sierra Pacific is required to refund to customers EEIR revenue previously collected for that year. In March 2017, Sierra Pacific filed an application to reset the EEIR and EEPR. In September 2017, the PUCN issued an order accepting a stipulation to reset the rates as filed effective October 1, 2017. The EEIR liability for Sierra Pacific is $1 million and $2 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.

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

In September 2016, Switch, Ltd. ("Switch"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In December 2016, the PUCN approved a stipulation agreement that allows Switch to purchase energy from alternative providers without paying an impact fee, subject to conditions. In June 2017, Switch became a distribution only service customer and started procuring energy from another energy supplier.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for three years and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Sierra Pacific. In January 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory.

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

(6)    Credit Facility

The following table summarizes Sierra Pacific's availability under its credit facilities as of December 31 (in millions):

	2017	2016
Credit facilities	$250	$250
Less - Water Facilities Refunding Revenue Bond support	(80)	(80)
Net credit facilities	$170	$170

Sierra Pacific has a $250 million secured credit facility expiring in June 2020 with two one-year extension options subject to lender consent. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Sierra Pacific's option, plus a spread that varies based on Sierra Pacific's credit ratings for its senior secured long‑term debt securities. As of December 31, 2017 and 2016, Sierra Pacific had no borrowings outstanding under the credit facility. Amounts due under Sierra Pacific's credit facility are collateralized by Sierra Pacific's general and refunding mortgage bonds. The credit facility requires Sierra Pacific's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)    Long-Term Debt and Financial and Capital Lease Obligations

Sierra Pacific's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2017	2016
General and refunding mortgage securities:
3.375% Series T, due 2023	$250	$248	$248
2.600% Series U, due 2026	400	396	395
6.750% Series P, due 2037	252	255	255
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.250% Pollution Control Series 2016A, due 2029(1)	20	20	20
1.500% Gas Facilities Series 2016A, due 2031(1)	59	58	58
3.000% Gas and Water Series 2016B, due 2036(2)	60	63	64
Variable-rate series (2017 - 1.690% to 1.840%, 2016 - 0.788% to 0.800%):
Water Facilities Series 2016C, due 2036	30	30	29
Water Facilities Series 2016D, due 2036	25	25	25
Water Facilities Series 2016E, due 2036	25	25	25
Capital and financial lease obligations (2017 - 2.700% to 10.396%, 2016 - 2.700% to 10.130%), due through 2054	34	34	34
Total long-term debt and financial and capital leases	$1,155	$1,154	$1,153

Reflected as:
Current portion of long-term debt and financial and capital lease obligations		$2	$1
Long-term debt and financial and capital lease obligations		1,152	1,152
Total long-term debt and financial and capital leases		$1,154	$1,153

(1)	Subject to mandatory purchase by Sierra Pacific in June 2019 at which date the interest rate may be adjusted from time to time.

(2)	Subject to mandatory purchase by Sierra Pacific in June 2022 at which date the interest rate may be adjusted from time to time.

Annual Payment on Long-Term Debt and Financial and Capital Leases

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2018 and thereafter, are as follows (in millions):

	Long-term	Capital and Financial
	Debt	Lease Obligations	Total

2018	$—	$4	$4
2019	—	4	4
2020	—	4	4
2021	—	4	4
2022	—	3	3
Thereafter	1,121	47	1,168
Total	1,121	66	1,187
Unamortized premium, discount and debt issuance cost	(1)	—	(1)
Amounts representing interest	—	(32)	(32)
Total	$1,120	$34	$1,154

The issuance of General and Refunding Mortgage Securities by Sierra Pacific is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2017, approximately $3.9 billion (based on original cost) of Sierra Pacific's property was subject to the liens of the mortgages.

Financial and Capital Lease Obligations

•
Sierra Pacific has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms average seven years under the master lease agreement. Capital assets of $3 million were included in property, plant and equipment, net as of December 31, 2017 and 2016.

•
ON Line was placed in-service on December 31, 2013. The Nevada Utilities entered into a long-term transmission use agreement, in which the Nevada Utilities have 25% interest and Great Basin Transmission South, LLC has 75% interest. Refer to Note 4 for additional information. The Nevada Utilities share of the long-term transmission use agreement and ownership interest is split at 5% for Sierra Pacific and 95% for Nevada Power. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014. ON Line assets of $21 million were included in property, plant and equipment, net as of December 31, 2017 and 2016.

•
In 2015, Sierra Pacific entered into a 20-year capital lease for the Fort Churchill Solar Array. Capital assets of $9 million and $10 million were included in property, plant and equipment, net as of December 31, 2017 and 2016, respectively.

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Assets - investment funds	$—	$—	$—	$—

As of December 31, 2016:
Assets:
Money market mutual funds(1)	$35	$—	$—	$35
Investment funds	1	—	—	1
	$36	$—	$—	$36

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2017		2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,221	$1,119	$1,191

(9)	Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, limitations on bonus depreciation for utility property and the elimination of the deduction for production activities. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, Sierra Pacific reduced deferred income tax liabilities $342 million. As it is probable the change in deferred taxes will be passed back to customers through regulatory mechanisms, Sierra Pacific increased net regulatory liabilities by $341 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Sierra Pacific has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of the interpretation of the bonus depreciation rules. Sierra Pacific has determined the amounts recorded and the interpretation relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Sierra Pacific believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2017	2016	2015

Deferred - Federal	$56	$50	$48
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$55	$49	$47

A reconciliation of the federal statutory income rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
Effects of ratemaking	—	1	1
Effect of tax rate change	(1)	—	—
Other	—	1	—
Effective income tax rate	34%	37%	36%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016
Deferred income tax assets:
Regulatory liabilities	$67	$16
Federal net operating loss and credit carryforwards	10	25
Employee benefit plans	10	22
Capital and financial leases	7	12
Customer Advances	7	9
Commodity derivative contract	—	5
Other	6	6
Total deferred income tax assets	107	95

Deferred income tax liabilities:
Property related items	(349)	(562)
Regulatory assets	(74)	(124)
Capital and financial leases	(7)	(12)
Other	(7)	(14)
Total deferred income tax liabilities	(437)	(712)
Net deferred income tax liability	$(330)	$(617)

The following table provides Sierra Pacific's federal net operating loss and tax credit carryforwards and expiration dates as of December 31, 2017 (in millions):

Net operating loss carryforwards	$18
Deferred income taxes on federal net operating loss carryforwards	$4
Expiration dates	2033

Other tax credits	$6
Expiration dates	2021 - 2032

The United States federal jurisdiction is the only significant income tax jurisdiction for NV Energy. In July 2012, the United States Internal Revenue Service and the Joint Committee on Taxation concluded their examination of NV Energy with respect to its United States federal income tax returns for December 31, 2005 through December 31, 2008.

(10)    Related Party Transactions

Sierra Pacific has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to Sierra Pacific under this agreement totaled $1 million for the year ended December 31, 2017, 2016 and 2015.

Sierra Pacific provided electricity to Nevada Power of $21 million, $17 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Receivables associated with these transactions were $- million and $12 million as of December 31, 2017 and 2016. Sierra Pacific purchased electricity from Nevada Power of $104 million, $78 million and $69 million for the years ended December 31, 2017, 2016 and 2015, respectively. Payables associated with these transactions were $10 million and $45 million as of December 31, 2017 and 2016, respectively.

Sierra Pacific incurs intercompany administrative and shared facility costs with NV Energy and Nevada Power. These transactions are governed by an intercompany service agreement and are priced at cost. NV Energy provided services to Sierra Pacific of $5 million, $5 million and $6 million for the years ending December 31, 2017, 2016 and 2015, respectively. Sierra Pacific provided services to Nevada Power of $17 million, $14 million, and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively. Nevada Power provided services to Sierra Pacific of $27 million, $24 million, and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, Sierra Pacific's Consolidated Balance Sheets included amounts due to NV Energy of $17 million and $18 million, respectively. There were no receivables due from NV Energy as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, Sierra Pacific's Consolidated Balance Sheets included payables due to Nevada Power of $5 million and $4 million, respectively. There were no receivables due from Nevada Power as of December 31, 2017 and 2016.

Sierra Pacific is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway consolidated United States federal income tax return. There were no federal income taxes payable to NV Energy as of December 31, 2017 and 2016. No cash payments were made for federal income taxes for the years ended December 31, 2017, 2016 and 2015.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of Sierra Pacific and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(11)    Retirement Plan and Postretirement Benefits

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $1 million, $27 million and $- million to the Qualified Pension Plan for the year ended December 31, 2017, 2016 and 2015, respectively. For the Other Postretirement Plans, Sierra Pacific contributed $4 million, $1 million and $- million for the year ended December 31, 2017, 2016 and 2015, respectively. Sierra Pacific contributed $1 million, $- million and $- million to the Non-Qualified Pension Plans for the year ended December 31, 2017, 2016 and 2015, respectively. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31(in millions):

	2017	2016
Qualified Pension Plan -
Other long-term liabilities	$(2)	$(12)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(9)

Other Postretirement Plans -
Other long-term liabilities	(20)	(28)

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

Sierra Pacific does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $211 million and $205 million as of December 31, 2017 and 2016, respectively.

The following table presents Sierra Pacific's ARO liabilities by asset type as of December 31 (in millions):

	2017	2016

Asbestos	$5	$4
Evaporative ponds and dry ash landfills	2	3
Other	3	3
Total asset retirement obligations	$10	$10

The following table reconciles the beginning and ending balances of Sierra Pacific's ARO liabilities for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$10	$10
Retirements	—	—
Ending balance	$10	$10

Reflected as:
Other current liabilities	$—	$—
Other long-term liabilities	10	10
	$10	$10

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

Commitments

Sierra Pacific has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2017 are as follows (in millions):

						2023 and
	2018	2019	2020	2021	2022	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$200	$155	$114	$74	$71	$515	$1,129
Fuel and capacity contract commitments (not commercially operable)	—	7	17	22	22	590	658
Operating leases and easements	4	4	4	3	2	54	71
Maintenance, service and other contracts	6	6	6	7	5	12	42
Total commitments	$210	$172	$141	$106	$100	$1,171	$1,900

Fuel and Capacity Contract Commitments

Purchased Power

Sierra Pacific has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2018 to 2045. Purchased power includes contracts which meet the definition of a lease. Sierra Pacific's operating and maintenance expense for purchase power contracts which met the lease criteria for 2017, 2016 and 2015 were $74 million, $69 million and $65 million, respectively, and are recorded as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

Coal and Natural Gas

Sierra Pacific has a long-term contract for the transport of coal that expires in 2018. Additionally, gas transportation contracts expire from 2019 to 2046 and the gas supply contracts expire from 2018 to 2019.

Operating Leases and Easements

Sierra Pacific has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, vehicles and land. These leases generally require Sierra Pacific to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Sierra Pacific also has non-cancelable easements for land. Operating and maintenance expense on non-cancelable operating leases and easements totaled $4 million, $6 million and $7 million for the year-ended December 31, 2017, 2016 and 2015, respectively.

Maintenance, Service and Other Contracts

Sierra Pacific has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2019 to 2039.

(14)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2017	2016	2015

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$40	$47	$54

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$10	$15	$24
Capital and financial lease obligations incurred	$1	$—	$13

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

The following tables provide information on a reportable segment basis for the years ended December 31 (in millions):

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$713	$702	$810
Regulated gas	99	110	137
Total operating revenue	$812	$812	$947

Cost of sales:
Regulated electric	$268	$265	$374
Regulated gas	42	55	84
Total cost of sales	$310	$320	$458

Gross margin:
Regulated electric	$445	$437	$436
Regulated gas	57	55	53
Total gross margin	$502	$492	$489

Operating and maintenance:
Regulated electric	$148	$153	$149
Regulated gas	18	17	18
Total operating and maintenance	$166	$170	$167

Depreciation and amortization:
Regulated electric	$100	$101	$96
Regulated gas	14	17	17
Total depreciation and amortization	$114	$118	$113

Operating income:
Regulated electric	$176	$161	$168
Regulated gas	22	19	16
Total operating income	$198	$180	$184

Interest expense:
Regulated electric	$39	$49	$56
Regulated gas	4	5	5
Total interest expense	$43	$54	$61

Income tax expense:
Regulated electric	$48	$44	$43
Regulated gas	7	5	4
Total income tax expense	$55	$49	$47

	Years Ended December 31,
	2017	2016	2015
Capital expenditures:
Regulated electric	$169	$176	$229
Regulated gas	17	18	23
Total capital expenditures	$186	$194	$252

	As of December 31,
Total assets:	2017	2016	2015
Regulated electric	$3,103	$3,119	$3,060
Regulated gas	300	314	316
Regulated common assets(1)	10	60	111
Total assets	$3,413	$3,493	$3,487

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

(16)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Regulated electric operating revenue	$159	$160	$215	$179
Regulated natural gas operating revenue	34	17	15	33
Operating income	46	36	75	41
Net income	24	17	44	24

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Regulated electric operating revenue	$170	$162	$207	$163
Regulated natural gas operating revenue	47	19	15	29
Operating income	41	28	69	42
Net income	17	10	38	19

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company, respectively, is responsible for establishing and maintaining, for such entity, adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of management for each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, such management conducted an evaluation for the relevant entity of the effectiveness of internal control over financial reporting as of December 31, 2017, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, management for each such respective entity used the criteria set forth in the framework in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (2013)," management for each such respective entity concluded that internal control over financial reporting for such entity was effective as of December 31, 2017.

Berkshire Hathaway Energy Company	PacifiCorp	MidAmerican Funding, LLC
February 23, 2018	February 23, 2018	February 23, 2018

MidAmerican Energy Company	Nevada Power Company	Sierra Pacific Power Company
February 23, 2018	February 23, 2018	February 23, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

PacifiCorp is an indirect subsidiary of BHE, and its directors consist of executive management from both BHE and PacifiCorp. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. There are no family relationships among the executive officers, nor any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of February 16, 2018, with respect to the current directors and executive officers of PacifiCorp:

WILLIAM J. FEHRMAN, 57, Chairman of the Board of Directors and Chief Executive Officer since January 2018. Mr. Fehrman has also been President, Chief Executive Officer and director of BHE since January 2018. Mr. Fehrman was Chief Executive Officer of MidAmerican Energy Company from 2008 to January2018 and President and director from 2007 to January 2018. Mr. Fehrman joined BHE in 2006 and has extensive executive management experience in the energy industry with strong regulatory and operational skills.

STEFAN A. BIRD, 51, President and Chief Executive Officer of Pacific Power and director since 2015. Mr. Bird was Senior Vice President, Commercial and Trading, of PacifiCorp Energy from 2007 to 2014. Mr. Bird joined BHE in 1998 and has significant operational, public policy and leadership experience in the energy industry, including expertise in energy supply management, resource acquisition and federal and state regulatory matters.

CINDY A. CRANE, 56, President and Chief Executive Officer of Rocky Mountain Power since 2014 and director since 2015. Ms. Crane was Vice President of Interwest Mining Company, a subsidiary of PacifiCorp, from 2009 to 2014. Ms. Crane joined PacifiCorp in 1990 and has significant strategy, operational and leadership experience in the energy industry, including complex commercial negotiations.

NIKKI L. KOBLIHA, 45, Vice President and Chief Financial Officer since 2015 and Treasurer and director since 2017. Ms. Kobliha joined PacifiCorp in 1997 and has significant financial, accounting and leadership experience in the energy industry, including expertise in financial reporting to the SEC and FERC.

PATRICK J. GOODMAN, 51, Director since 2006. Mr. Goodman has been Executive Vice President and Chief Financial Officer of BHE since 2012 and was Senior Vice President and Chief Financial Officer of BHE from 1999 to 2012. Mr. Goodman joined BHE in 1995 and has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury and tax functions. Mr. Goodman is also a manager of MidAmerican Funding, LLC.

NATALIE L. HOCKEN, 48, Director since 2007. Ms. Hocken has been Senior Vice President and General Counsel of BHE since 2015 and Corporate Secretary since 2017. Ms. Hocken was Senior Vice President, Transmission and System Operations of PacifiCorp from 2012 to 2015 and Vice President and General Counsel of Pacific Power from 2007 to 2012. Ms. Hocken joined PacifiCorp in 2002 and has significant experience in the utility industry, including expertise in transmission, legal matters and federal and state regulatory matters. Ms. Hocken is also a manager of MidAmerican Funding, LLC.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2017, and as of the date of this Annual Report on Form 10-K, PacifiCorp's Board of Directors did not have an audit committee. PacifiCorp is not required to have an audit committee as its common stock is indirectly and wholly owned by BHE. However, the audit committee of BHE acts as the audit committee for PacifiCorp.

Code of Ethics

PacifiCorp has adopted a code of ethics that applies to its principal executive officer, its principal financial and accounting officer, or persons acting in such capacities, and certain other covered officers. The code of ethics is incorporated by reference in the exhibits to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

Mr. Gregory E. Abel, PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer, or Chairman and CEO, received no direct compensation from PacifiCorp. PacifiCorp reimbursed its indirect parent company, BHE, for the cost of Mr. Abel's time spent on matters supporting PacifiCorp, including compensation paid to him by BHE, pursuant to an intercompany administrative services agreement among BHE and its subsidiaries. On January 10, 2018, Mr. Gregory E. Abel resigned as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer and Mr. William J. Fehrman was elected as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer.

PacifiCorp believes that the compensation paid to each of its Chief Financial Officer, or CFO, and its other most highly compensated executive officers, to whom PacifiCorp refers collectively as its Named Executive Officers, or NEOs, should be closely aligned with its overall performance, and each NEO's contribution to that performance, on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for the organization. PacifiCorp's compensation programs are designed to provide its NEOs meaningful incentives for superior corporate and individual performance. Performance is evaluated on a subjective basis within the context of both financial and non-financial objectives, among which are customer service, employee commitment, environmental respect, regulatory integrity, operational excellence and financial strength, which PacifiCorp believes contribute to its long-term success.

How is Compensation Determined

PacifiCorp's compensation committee consists solely of the Chairman and CEO. On January 10, 2018, Mr. Fehrman replaced Mr. Abel as the sole member of PacifiCorp's compensation committee. Mr. Fehrman also serves as BHE's President and Chief Executive Officer. The Chairman and CEO is responsible for the establishment and oversight of PacifiCorp's compensation policy and for approving compensation decisions for its NEOs such as approving base pay increases, incentive and performance awards, off-cycle pay changes, and participation in other employee benefit plans and programs.

PacifiCorp's criteria for assessing executive performance and determining compensation in any year is inherently subjective and is not based upon specific formulas or weighting of factors. PacifiCorp does not specifically use other companies as benchmarks when establishing its NEOs' compensation.

Discussion and Analysis of Specific Compensation Elements

Base Salary

PacifiCorp determines base salaries for all of its NEOs, other than the Chairman and CEO, by reviewing its overall performance, and each NEO's performance, the value each NEO brings to PacifiCorp and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO, other than the Chairman and CEO, is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. All merit increases are approved by the Chairman and CEO and take effect in the last payroll period of the year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. For 2017, base salaries for all NEOs, other than the Chairman and CEO, increased on average by 2.55% effective December 26, 2016, reflecting merit increases.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate and business unit goals while also providing NEOs with competitive total cash compensation.

Annual Incentive Plan

Under PacifiCorp's Annual Incentive Plan, or AIP, all NEOs, other than the Chairman and CEO, are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis at the Chairman and CEO's sole discretion and is not based on a specific formula or cap. The Chairman and CEO considers a variety of factors in determining each NEO's annual incentive award including the NEO's performance, PacifiCorp's overall performance and each NEO's contribution to that overall performance. The Chairman and CEO evaluates performance using financial and non-financial objectives, including customer service, employee commitment, environmental respect, regulatory integrity, operational excellence and financial strength, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to the Chairman and CEO's determination regarding the amounts paid to each NEO under the AIP for 2017. Approved awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the AIP, PacifiCorp may grant cash performance awards periodically during the year to one or more NEOs, other than the Chairman and CEO, to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by the Chairman and CEO. In 2017, a cash performance award was granted to Mr. Bird and Ms. Crane in recognition of their outstanding efforts.

Long-Term Incentive Compensation

The objective of long-term incentive compensation is to retain NEOs, reward their exceptional performance and motivate them to create long-term, sustainable value. PacifiCorp's current long-term incentive compensation program is cash-based. PacifiCorp does not utilize stock options or other forms of equity-based awards.

Long-Term Incentive Partnership Plan

The PacifiCorp Long-Term Incentive Partnership Plan, or LTIP, is designed to retain key employees and to align PacifiCorp's interests and the interests of the participating employees. All of PacifiCorp's NEOs, other than the Chairman and CEO, participate in the LTIP. The LTIP provides for annual discretionary awards based upon significant accomplishments by the individual participants and the achievement of the financial and non-financial objectives previously described. The goals are developed with the objective of being attainable with a sustained, focused and concerted effort and are determined and communicated by January of each plan year. The BHE Chairman and PacifiCorp's Presidents approve eligibility to participate in the LTIP and the amount of the incentive award. Awards are capped at 1.0 times base salary and finalized in the first quarter of the following year. The BHE Chairman and PacifiCorp's Presidents may grant a supplemental award to any participant for the award year separate from the incentive award, subject to the same terms and conditions as the incentive award. PacifiCorp's Presidents may participate in the LTIP but only the BHE Chairman shall make determinations regarding their participation and the value of their incentive award. These cash-based awards are subject to mandatory deferral and equal annual vesting over a four-year period starting in the performance year. Participants allocate the value of their deferral accounts among various investment alternatives. Gains or losses may be incurred based on investment performance. Participating NEOs may elect to defer all or a part of the award or receive payment in cash after the four-year mandatory deferral and vesting period. Vested balances (including any investment gains or losses thereon) of terminating participants are paid at the time of termination.

Deferred Compensation Plan

PacifiCorp's Executive Voluntary Deferred Compensation Plan, or DCP, provides a means for all NEOs, other than the Chairman and CEO, to make voluntary deferrals of up to 50% of base salary and 100% of short-term incentive compensation awards. PacifiCorp includes the DCP as part of the participating NEO's overall compensation in order to provide a comprehensive, competitive package. The deferrals and any investment returns grow on a tax-deferred basis. Amounts deferred under the DCP receive a rate of return based on the returns of any combination of various investment alternatives offered under the DCP and selected by the participant. The plan allows participants to choose from three forms of distribution. The plan permits PacifiCorp to make discretionary contributions on behalf of participants.

Potential Payments Upon Termination
PacifiCorp's NEOs, other than the Chairman and CEO, are not entitled to severance or enhanced benefits upon termination of employment or change in control. However, upon any termination of employment, PacifiCorp's other NEOs would be entitled to the vested balances in the LTIP, DCP and PacifiCorp's non-contributory defined benefit pension plan, or the Retirement Plan.

Compensation Committee Report

Mr. Fehrman, PacifiCorp's current Chairman and CEO and sole member of PacifiCorp's compensation committee, has reviewed the Compensation Discussion and Analysis and, based on this review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

William J. Fehrman

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of PacifiCorp's NEOs during the years indicated:

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
Name and Principal Position	Year	Base Salary	Bonus (1)	Earnings (2)	Compensation (3)	Total (4)

Gregory E. Abel (5)(6)	2017	$—	$—	$—	$—	$—
Chairman of the Board of Directors	2016	—	—	—	—	—
and Chief Executive Officer	2015	—	—	—	—	—

Stefan A. Bird	2017	346,000	1,116,105	9,480	30,965	1,502,550
President and Chief Executive	2016	338,000	738,784	629	13,958	1,091,371
Officer, Pacific Power	2015	313,275	844,634	13,201	12,614	1,183,724

Cindy A. Crane	2017	346,000	1,252,241	45,016	31,938	1,675,195
President and Chief Executive	2016	338,000	758,248	35,752	15,841	1,147,841
Officer, Rocky Mountain Power	2015	324,028	758,656	8,589	13,429	1,104,702

Nikki L. Kobliha	2017	217,079	122,400	18,304	30,415	388,198
Vice President, Chief Financial Officer and Treasurer	2016	203,900	143,004	9,728	29,585	386,217
	2015	177,384	91,758	—	27,253	296,395

(1)
Consists of annual cash incentive awards earned pursuant to the AIP for PacifiCorp's NEOs, performance awards for Mr. Bird and Ms. Crane in recognition of efforts to support PacifiCorp's objectives and the vesting of LTIP awards and associated vested earnings. The breakout for 2017 is as follows:

			LTIP
		Performance	Vested	Vested
	AIP	Award	Awards	Earnings	Total
Stefan A. Bird	$500,000	$100,000	$503,178	$12,927	$516,105
Cindy A. Crane	500,000	100,000	479,093	173,148	652,241
Nikki L. Kobliha	75,000	—	46,750	650	47,400

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. BHE's Chairman and PacifiCorp's Presidents establish the award categories for determining LTIP awards based on net income target goals or other criteria. In 2017, the gross award was subjectively determined at the discretion of the BHE Chairman and PacifiCorp Presidents based on the overall achievement of PacifiCorp's financial and non-financial objectives including customer service, employee commitment and safety, environmental respect, regulatory integrity, operational excellence and financial strength.

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

(3)
Amounts consist of PacifiCorp K Plus Employee Savings Plan, or 401(k) Plan, contributions PacifiCorp paid on behalf of the NEOs, except for Mr. Bird and Ms. Crane for whom PacifiCorp also includes an amount paid to each of them as a tax gross-up with respect to a personal benefit with a value less than $10,000.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the Summary Compensation Table.

(5)
Mr. Abel receives no direct compensation from PacifiCorp. PacifiCorp reimburses BHE for the cost of Mr. Abel's time spent on matters supporting PacifiCorp, including compensation paid to him by BHE, pursuant to an intercompany administrative services agreement among BHE and its subsidiaries. In 2017, PacifiCorp reimbursed BHE $123,480 for the cost of Mr. Abel's time spent on matters supporting PacifiCorp pursuant to the intercompany administrative services agreement.

(6)
On January 10, 2018, Mr. Gregory E. Abel resigned as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer and Mr. William J. Fehrman was elected as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of PacifiCorp's NEOs as of December 31, 2017:

		Number of years of	Present value of
Name	Plan name	credited service	accumulated benefits (1)

Gregory E. Abel	n/a	n/a	n/a
Stefan A. Bird	Retirement	10 years	$177,225
Cindy A. Crane	Retirement	21 years	478,574
Nikki L. Kobliha	Retirement	12 years	123,795

(1)
Amounts are computed using assumptions, other than the expected retirement age, consistent with those used in preparing the related pension disclosures in the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K and are as of December 31, 2017, which is the measurement date for the plans. The expected retirement age assumption has been determined in accordance with Instruction 2 to Item 402(h)(2) of Regulation S-K. For the Retirement Plan calculations of the present value of accumulated benefits, the following assumptions were used: 60% lump sum payment; 40% joint and 100% survivor annuity if participant is married and 40% single life annuity if participant is single. The present value assumptions used in calculating the present value of accumulated benefits for the Retirement Plan were as follows: a discount rate of 3.60%; an expected retirement age of 65; postretirement mortality using the RP-2014 gender specific tables, adjusted for BHE credibility weighted experience, translated to 2011 using MP-2014. 2012 and 2013 rates were used for MP-2016 and MP-2017, respectively and generational mortality improvements from 2013 forward were based on the custom RPEC 2017 model; a lump sum interest rate of 3.60%; and lump sum mortality using the gender specific tables set forth in IRC 417(e)(3) for the upcoming fiscal year with mortality improvements determined using MP-2016.

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

In 2008, non-union employee participants in the Retirement Plan were offered the option to continue to receive pay credits in the Retirement Plan or receive equivalent fixed contributions to the 401(k) Plan with any such election becoming effective January 1, 2009. Ms. Kobliha elected the equivalent fixed 401(k) contribution option and, therefore, no longer receives pay credits in the Retirement Plan. In 2017, the Retirement Plan was frozen for the remainder of the non-union employees (which include Mr. Bird and Ms. Crane) with pay credits equivalent to those received in the Retirement Plan allocated into the K Plus Employee Savings Plan. Each NEO continues to receive interest credits in the Retirement Plan.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of PacifiCorp's NEOs as of December 31, 2017:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings	withdrawals/	balance as of
Name	in 2017 (1)	in 2017	in 2017	distributions	December 31, 2017 (2)

Gregory E. Abel	$—	$—	$—	$—	$—
Stefan A. Bird	—	—	—	—	—
Cindy A. Crane	825,744	—	457,063	(85,811)	3,781,797
Nikki L. Kobliha	—	—	—	—	—

(1)
The executive contribution amount shown for Ms. Crane represents a deferral of $500,000 of her 2017 compensation and $325,744 of her 2013 LTIP award which was deferred in 2017. The $500,000 deferred compensation and $100,751 of the deferred LTIP award are included in the 2017 total compensation reported for her in the Summary Compensation Table and are not additional compensation. The remaining 2013 LTIP award was earned prior to 2017.

(2)
The aggregate balance as of December 31, 2017 shown for Ms. Crane includes $67,107 of compensation previously reported in 2016 in the Summary Compensation Table, and $35,397 of compensation previously reported in 2015 in the Summary Compensation Table.

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

Potential Payments Upon Termination

PacifiCorp's NEOs, other than the Chairman and CEO, are not generally entitled to severance or enhanced benefits upon termination of employment or change in control. Mr. Abel resigned as PacifiCorp's Chairman and CEO on January 10, 2018 and received no severance or enhanced benefits in connection with his resignation.

The following table sets forth the estimated increase in the present value of benefits pursuant to the termination scenarios indicated for PacifiCorp's NEOs, other than Mr. Abel. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2017 and are payable as lump sums unless otherwise noted.

Termination Scenario	Incentive (1)	Pension (2)

Stefan A. Bird:
Retirement, Voluntary and Involuntary With or Without Cause	—	49,531
Death and Disability	896,780	49,531
Cindy A. Crane(3):
Involuntary With Cause	—	30,536
Retirement, Voluntary and Involuntary Without Cause, Death and Disability	974,072	30,536
Nikki L. Kobliha:
Retirement, Voluntary and Involuntary With or Without Cause	—	1,282
Death and Disability	96,990	1,282

(1)	Amounts represent the unvested portion of each NEO's LTIP account, which becomes 100% vested under certain circumstances.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits table.

(3)
Ms. Crane has already met the retirement criteria, therefore her termination and death scenarios under the Retirement Plan are based on assuming 60% paid as a lump sum and 40% paid as a 100% joint and survivor annuity.

Chief Executive Officer Pay Ratio

PacifiCorp’s CEO receives no direct compensation from PacifiCorp, and no amounts are reported for the CEO in the Summary Compensation Table. Accordingly, PacifiCorp has determined that the CEO pay ratio is not calculable.

Director Compensation

PacifiCorp's directors do not receive additional compensation for service as directors of PacifiCorp. Compensation information for Messrs. Abel, Bird, Ms. Crane, and Ms. Kobliha for their services as executive officers of PacifiCorp is described above.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2017, Mr. Abel was PacifiCorp's Chairman and CEO and also the Chairman, President and Chief Executive Officer of BHE. On January 10, 2018, Mr. Fehrman became PacifiCorp's Chairman and CEO and also the President and Chief Executive Officer of BHE. None of PacifiCorp's executive officers serves as a member of the compensation committee of any company that has an executive officer serving as a member of PacifiCorp's Board of Directors. None of PacifiCorp's executive officers serves as a member of the board of directors of any company (other than BHE) that has an executive officer serving as a member of PacifiCorp's compensation committee. See also PacifiCorp's Item 13 in this Annual Report on Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

Beneficial Ownership

PacifiCorp is a consolidated subsidiary of BHE. PacifiCorp's common stock is indirectly owned by BHE, 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580. BHE is a consolidated subsidiary of Berkshire Hathaway that, as of February 16, 2018, owns 90.2% of BHE's common stock. The balance of BHE's common stock is beneficially owned by Walter Scott, Jr. (along with his family members and related or affiliated entities), a member of BHE's Board of Directors, and Gregory E. Abel, BHE's Executive Chairman.

None of PacifiCorp's executive officers or directors owns shares of its preferred stock. The following table sets forth certain information regarding the beneficial ownership of BHE's common stock and the Class A and Class B shares of Berkshire Hathaway common stock held by each of PacifiCorp's directors, executive officers and all of its directors and executive officers as a group as of February 16, 2018:

	BHE		Berkshire Hathaway
	Common Stock		Class A Common Stock		Class B Common Stock
Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)

William J. Fehrman	—	—	—	—	20	*
Stefan A. Bird	—	—	—	—	—	—
Cindy A. Crane	—	—	—	—	—	—
Patrick J. Goodman	—	—	5	*	786	*
Natalie L. Hocken	—	—	—	—	—	—
Nikki L. Kobliha	—	—	—	—	—	—
All executive officers and directors as a group (6 persons)	—	—	5	*	806	*

*    Indicates beneficial ownership of less than one percent of all outstanding shares.

(1)
Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

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

The following table shows the fees paid or accrued by each Registrant for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	Berkshire
	Hathaway		MidAmerican	MidAmerican	Nevada	Sierra
	Energy	PacifiCorp	Funding	Energy	Power	Pacific
2017
Audit fees(1)	$9.3	$1.5	$1.2	$1.1	$0.9	$0.9
Audit-related fees(2)	0.8	0.2	0.2	0.2	—	—
Tax fees(3)	0.1	—	—	—	—	—
Total	$10.2	$1.7	$1.4	$1.3	$0.9	$0.9

2016
Audit fees(1)	$9.1	$1.5	$1.2	$1.1	$0.9	$1.1
Audit-related fees(2)	0.8	0.2	0.2	0.2	—	—
Tax fees(3)	0.1	—	—	—	—	—
Total	$10.0	$1.7	$1.4	$1.3	$0.9	$1.1

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(1) Financial Statements

	The financial statements of all Registrants are included in their respective Item 8 of this Form 10-K.	87

	(2) Financial Statement Schedules

	BHE Parent Company Only Condensed Financial Statements (Schedule I)	395
	BHE Valuation and Qualifying Accounts (Schedule II)	400
	MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)	401
	MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)	405
	MidAmerican Energy Company Valuation and Qualifying Accounts (Schedule II)	409
	MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries; Consolidated Valuation and Qualifying Accounts (Schedule II)	410

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3) Management contracts or compensatory plans are identified by an asterisk in the Exhibit Index filed as part of this Annual Report.	427

(b)	Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.	427

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

	MHC Inc. Consolidated Financial Statements	411

Item 16.	Form 10-K Summary

None.

Schedule I

Berkshire Hathaway Energy Company
Parent Company Only
Condensed Balance Sheets
As of December 31,
(Amounts in millions)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$346	$33
Accounts receivable	—	21
Accounts receivable - affiliate	60	—
Notes receivable - affiliate	391	105
Other current assets	21	2
Total current assets	818	161

Investments in subsidiaries	34,019	33,400
Other investments	2,117	1,338
Goodwill	1,221	1,221
Other assets	1,155	1,171

Total assets	$39,330	$37,291
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$268	$357
Notes payable - affiliate	182	194
Short-term debt	3,331	834
Current portion of BHE senior debt	1,000	400
Total current liabilities	4,781	1,785

BHE senior debt	5,452	7,418
BHE junior subordinated debentures	100	944
Notes payable - affiliate	1	1,859
Other long-term liabilities	800	942
Total liabilities	11,134	12,948

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,368	6,390
Retained earnings	22,206	19,448
Accumulated other comprehensive loss, net	(398)	(1,511)
Total BHE shareholders' equity	28,176	24,327
Noncontrolling interest	20	16
Total equity	28,196	24,343

Total liabilities and equity	$39,330	$37,291

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
Berkshire Hathaway Energy Company
Parent Company Only (continued)
Condensed Statements of Operations
For the years ended December 31,
(Amounts in millions)

	2017	2016	2015

Operating costs and expenses:
General and administration	$55	$51	$58
Depreciation and amortization	4	4	3
Total operating costs and expenses	59	55	61

Operating loss	(59)	(55)	(61)

Other income (expense):
Interest expense	(475)	(527)	(556)
Other, net	(369)	37	14
Total other income (expense)	(844)	(490)	(542)

Loss before income tax benefit and equity income	(903)	(545)	(603)
Income tax benefit	(335)	(285)	(330)
Equity income	3,441	2,805	2,646
Net income	2,873	2,545	2,373
Net income attributable to noncontrolling interest	3	3	3
Net income attributable to BHE shareholders	$2,870	$2,542	$2,370
The accompanying notes are an integral part of this financial statement schedule.

Schedule I
Berkshire Hathaway Energy Company
Parent Company Only (continued)
Condensed Statements of Comprehensive Income
For the years ended December 31,
(Amounts in millions)

	2017	2016	2015

Net income	$2,873	$2,545	$2,373
Other comprehensive income (loss), net of tax	1,113	(603)	(414)
Comprehensive income	3,986	1,942	1,959
Comprehensive income attributable to noncontrolling interests	3	3	3
Comprehensive income attributable to BHE shareholders	$3,983	$1,939	$1,956

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
Berkshire Hathaway Energy Company
Parent Company Only (continued)
Condensed Statements of Cash Flows
For the years ended December 31,
(Amounts in millions)

	2017	2016	2015

Cash flows from operating activities	$2,450	$2,760	$2,528

Cash flows from investing activities:
Investments in subsidiaries	(1,566)	(1,080)	(1,506)
Purchases of investments	(71)	(24)	(36)
Proceeds from sale of investments	68	20	47
Notes receivable from affiliate, net	(305)	(307)	19
Other, net	(8)	(5)	(7)
Net cash flows from investing activities	(1,882)	(1,396)	(1,483)

Cash flows from financing activities:
Repayments of BHE senior debt	(1,379)	—	—
Repayments of BHE subordinated debt	(944)	(2,000)	(850)
Common stock purchases	(19)	—	(36)
Net proceeds from (repayments of) short-term debt	2,498	581	(142)
Tender offer premium paid	(406)	—	—
Notes payable to affiliate, net	—	69	4
Other, net	(5)	(4)	(1)
Net cash flows from financing activities	(255)	(1,354)	(1,025)

Net change in cash and cash equivalents	313	10	20
Cash and cash equivalents at beginning of year	33	23	3
Cash and cash equivalents at end of year	$346	$33	$23

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

Other investments - BHE's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of December 31, 2017 and 2016, the fair value of BHE's investment in BYD common stock was $1,961 million and $1,185 million, respectively, which resulted in an unrealized gain of $1,729 million and $953 million as of December 31, 2017 and 2016, respectively.

Dividends and distributions from subsidiaries - Cash dividends paid to BHE by its subsidiaries for the years ended December 31, 2017, 2016 and 2015 were $3.0 billion for each of the three years. In January and February 2018, BHE received cash dividends from its subsidiaries totaling $158 million.

Guarantees and commitments - BHE has issued guarantees up to a maximum of $236 million in support of various obligations of consolidated subsidiaries and commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $265 million.

See the notes to the consolidated BHE financial statements in Part II, Item 8 for other disclosures regarding long-term obligations (Notes 8, 9 and 10) and shareholders' equity (Note 17).

Schedule II
BERKSHIRE HATHAWAY ENERGY COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2017
(Amounts in millions)

	Column B	Column C			Column E
	Balance at	Charged			Balance
Column A	Beginning	to	Acquisition	Column D	at End
Description	of Year	Income	Reserves	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:
Year ended 2017	$33	$42	$—	$(35)	$40
Year ended 2016	31	39	—	(37)	33
Year ended 2015	37	33	—	(39)	31

Reserves Not Deducted From Assets(1):
Year ended 2017	$13	$7	$—	$(7)	$13
Year ended 2016	13	5	—	(5)	13
Year ended 2015	11	7	—	(5)	13

The notes to the consolidated BHE financial statements are an integral part of this financial statement schedule.

(1)	Reserves not deducted from assets relate primarily to estimated liabilities for losses retained by BHE for workers compensation, public liability and property damage claims.

Schedule I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Receivables from affiliates	$2	$2
Income tax receivable	13	—
Total current assets	15	2

Investments in and advances to subsidiaries	7,322	6,718

Total assets	$7,337	$6,720

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$6	$7

Payable to affiliate	431	301
Long-term debt	240	326
Total liabilities	677	634

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	4,981	4,407
Total member's equity	6,660	6,086

Total liabilities and member's equity	$7,337	$6,720

The accompanying notes are an integral part of this financial statement schedule.

Schedule I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Other income and (expense):
Interest expense	$(22)	$(22)	$(22)
Other, net	(30)	—	—
Loss before income taxes	(52)	(22)	(22)
Income tax benefit	(22)	(9)	(8)
Equity in undistributed earnings of subsidiaries	604	545	472
Net income	$574	$532	$458

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$574	$532	$458
Total other comprehensive income (loss), net of tax	—	3	(7)

Comprehensive income	$574	$535	$451

The accompanying notes are an integral part of this financial statement schedule.

Schedule I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015

Net cash flows from operating activities	$(15)	$(13)	$(13)

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities:
Repayment of long-term debt	(86)	—	—
Tender offer premium paid	(29)	—	—
Net change in amounts payable to subsidiary	130	13	13
Net cash flows from financing activities	15	13	13

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

Schedule I

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2017 in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $130 million, $13 million and $13 million for the years 2017, 2016 and 2015, respectively.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

Schedule I

MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$—	$1
Receivables from affiliates	2	1

Receivable from parent	431	301
Investments and nonregulated property, net	14	12
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	5,783	5,181

Total assets	$7,500	$6,766

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$175	$44

Deferred income taxes	3	4
Total liabilities	178	48

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	4,892	4,288
Total shareholder's equity	7,322	6,718

Total liabilities and shareholder's equity	$7,500	$6,766

The accompanying notes are an integral part of this financial statement schedule.

Schedule I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Other income	$1	$1	$1
Income before income taxes	1	1	1
Equity in undistributed earnings of subsidiaries	603	544	471
Net income	$604	$545	$472

The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$604	$545	$472
Total other comprehensive income (loss), net of tax	—	3	(7)

Comprehensive income	$604	$548	$465

The accompanying notes are an integral part of this financial statement schedule.

Schedule I

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net cash flows from operating activities	$(1)	$1	$1

Net cash flows from investing activities:
Dividend from subsidiary	—	—	16
Capital expenditures	(2)	(1)	—
Net change in amounts receivable from parent	(130)	(13)	(13)
Other	—	—	(1)
Net cash flows from investing activities	(132)	(14)	2

Net cash flows from financing activities:
Net change in amounts payable to subsidiaries	(1)	5	(7)
Net change in note payable to Berkshire Hathaway Energy Company	133	9	3
Net cash flows from financing activities	132	14	(4)

Net change in cash and cash equivalents	(1)	1	(1)
Cash and cash equivalents at beginning of year	1	—	1
Cash and cash equivalents at end of year	$—	$1	$—

The accompanying notes are an integral part of this financial statement schedule.

Schedule I

MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2017, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $130 million, $13 million and $13 million for the years 2017, 2016 and 2015, respectively.

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

Schedule II

MIDAMERICAN ENERGY COMPANY
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2017
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2017	$7	$8	$(8)	$7

Year ended 2016	$6	$7	$(6)	$7

Year ended 2015	$7	$7	$(8)	$6

Reserves Not Deducted From Assets(1):

Year ended 2017	$13	$7	$(7)	$13

Year ended 2016	$13	$5	$(5)	$13

Year ended 2015	$11	$7	$(5)	$13

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

Schedule II

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2017
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2017	$7	$8	$(8)	$7

Year ended 2016	$6	$7	$(6)	$7

Year ended 2015	$7	$7	$(8)	$6

Reserves Not Deducted From Assets (1):

Year ended 2017	$13	$7	$(7)	$13

Year ended 2016	$13	$5	$(5)	$13

Year ended 2015	$11	$7	$(5)	$13

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

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
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MHC Inc. and subsidiaries ("MHC") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)(ii) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MHC as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of MHC's management. Our responsibility is to express an opinion on MHC's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to MHC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. MHC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of MHC’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 23, 2018

We have served as MHC's auditor since 1999.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$172	$15
Receivables, net	346	284
Income taxes receivable	51	9
Inventories	245	264
Other current assets	135	35
Total current assets	949	607

Property, plant and equipment, net	14,221	12,835
Goodwill	1,270	1,270
Regulatory assets	204	1,161
Investments and restricted cash and investments	730	655
Receivable from affiliate	431	301
Other assets	233	216

Total assets	$18,038	$17,045

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2017	2016

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$451	$302
Accrued interest	48	45
Accrued property, income and other taxes	133	138
Note payable to affiliate	164	31
Short-term debt	—	99
Current portion of long-term debt	350	250
Other current liabilities	128	159
Total current liabilities	1,274	1,024

Long-term debt	4,692	4,051
Deferred income taxes	2,235	3,568
Regulatory liabilities	1,661	883
Asset retirement obligations	528	510
Other long-term liabilities	326	291
Total liabilities	10,716	10,327

Commitments and contingencies (Note 15)

Shareholder's equity:
Common stock - no par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,430	2,430
Retained earnings	4,892	4,288
Total shareholder's equity	7,322	6,718

Total liabilities and shareholder's equity	$18,038	$17,045

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$2,108	$1,985	$1,837
Regulated gas and other	738	646	678
Total operating revenue	2,846	2,631	2,515

Operating costs and expenses:
Cost of fuel, energy and capacity	434	410	433
Cost of gas sold and other	447	371	407
Operations and maintenance	784	693	707
Depreciation and amortization	500	479	407
Property and other taxes	119	112	110
Total operating costs and expenses	2,284	2,065	2,064

Operating income	562	566	451

Other income and (expense):
Interest expense	(215)	(196)	(184)
Allowance for borrowed funds	15	8	8
Allowance for equity funds	41	19	20
Other, net	21	18	20
Total other income and (expense)	(138)	(151)	(136)

Income before income tax benefit	424	415	315
Income tax benefit	(180)	(130)	(141)

Income from continuing operations	604	545	456

Discontinued operations (Note 3):
Income from discontinued operations	—	—	22
Income tax expense	—	—	6
Income on discontinued operations	—	—	16

Net income	$604	$545	$472

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015

Net income	$604	$545	$472

Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities, net of tax of $-, $1 and $-	—	3	—
Unrealized losses on cash flow hedges, net of tax of $-, $- and $(4)	—	—	(7)
Total other comprehensive income (loss), net of tax	—	3	(7)

Comprehensive income	$604	$548	$465

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
	Paid-in	Retained	Comprehensive	Total
	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2014	$2,430	$3,272	$(23)	$5,679
Net income	—	472	—	472
Other comprehensive loss	—	—	(7)	(7)
Balance, December 31, 2015	2,430	3,744	(30)	6,144
Net income	—	545	—	545
Other comprehensive income	—	—	3	3
Transfer to affiliate (Note 3)	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2016	2,430	4,288	—	6,718
Net income	—	604	—	604
Balance, December 31, 2017	$2,430	$4,892	$—	$7,322

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$604	$545	$472
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	500	479	407
Deferred income taxes and amortization of investment tax credits	334	362	276
Changes in other assets and liabilities	37	47	49
Other, net	(57)	(92)	(70)
Changes in other operating assets and liabilities:
Receivables, net	(61)	(61)	93
Inventories	19	(27)	(53)
Derivative collateral, net	2	5	33
Pension and other postretirement benefit plans, net	(11)	(6)	(8)
Accounts payable	69	39	(76)
Accrued property, income and other taxes, net	(42)	107	213
Other current assets and liabilities	1	8	12
Net cash flows from operating activities	1,395	1,406	1,348

Net cash flows from investing activities:
Utility construction expenditures	(1,773)	(1,636)	(1,446)
Purchases of available-for-sale securities	(143)	(138)	(142)
Proceeds from sales of available-for-sale securities	137	158	135
Proceeds from sales of other investments	2	2	13
Net increase in restricted cash and investments	(98)	(10)	—
Net change in amounts receivable from parent	(130)	(13)	(13)
Other, net	(2)	10	2
Net cash flows from investing activities	(2,007)	(1,627)	(1,451)

Net cash flows from financing activities:
Proceeds from long-term debt	990	62	649
Repayments of long-term debt	(255)	(38)	(426)
Net change in amounts receivable from/payable to affiliates	133	9	3
Net proceeds from (repayments of) short-term debt	(99)	99	(50)
Other, net	—	1	—
Net cash flows from financing activities	769	133	176

Net change in cash and cash equivalents	157	(88)	73
Cash and cash equivalents at beginning of year	15	103	30
Cash and cash equivalents at end of year	$172	$15	$103

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Company Organization

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through February 23, 2018, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MHC estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2017, 2016 and 2015, MHC did not record any goodwill impairments.

(3)    Discontinued Operations

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. The transfer of MidAmerican Energy's unregulated retail services business to a subsidiary of BHE repaid $117 million of MHC's note payable to BHE.

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's property, plant and equipment, net, MHC had gross nonregulated property of $24 million and $22 million as of December 31, 2017 and 2016, respectively, related accumulated depreciation and amortization of $10 million and $9 million as of December 31, 2017 and 2016, respectively, and construction work-in-progress of $1 million as of December 31, 2016, which consisted primarily of a corporate aircraft owned by MHC.

(5)    Jointly Owned Utility Facilities

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(6)    Regulatory Matters

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(7)	Investments and Restricted Cash and Investments

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted cash and investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2017 and 2016.

(8)    Short-Term Debt and Credit Facilities

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2018 and has a variable interest rate based on LIBOR plus a spread. As of December 31, 2017 and 2016, there were no borrowings outstanding under this credit facility. As of December 31, 2017, MHC was in compliance with the covenants of its credit facility.

(9)	Long-Term Debt

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(10)	Income Taxes

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act enacted on December 22, 2017 (the "2017 Tax Reform") impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018 and limitations on bonus depreciation for utility property. Accounting principles generally accepted in the United States of America ("GAAP") require the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, MHC reduced deferred income tax liabilities $1,822 million. As it is probable the change in deferred taxes for MHC's regulated businesses will be passed back to customers through regulatory mechanisms, MHC increased net regulatory liabilities by $1,845 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MHC has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MHC has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MHC believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

MHC's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2017	2016	2015
Current:
Federal	$(489)	$(478)	$(411)
State	(25)	(14)	(6)
	(514)	(492)	(417)
Deferred:
Federal	338	367	282
State	(3)	(4)	(5)
	335	363	277

Investment tax credits	(1)	(1)	(1)
Total	$(180)	$(130)	$(141)

A reconciliation of the federal statutory income tax rate to MHC's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2017	2016	2015

Federal statutory income tax rate	35%	35%	35%
Income tax credits	(68)	(60)	(67)
State income tax, net of federal income tax benefit	(4)	(3)	(2)
Effects of ratemaking	(7)	(3)	(12)
2017 Tax Reform	2	—	—
Other, net	(1)	—	1
Effective income tax rate	(43)%	(31)%	(45)%

Income tax credits relate primarily to production tax credits earned by MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Interim recognition of production tax credits in income is based on the annualized effective tax rate applied each period, similar to all book to tax differences. Recognition of production tax credits in income during interim periods of the year may vary significantly from actual amounts earned. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2017	2016
Deferred income tax assets:
Regulatory liabilities	$443	$333
Asset retirement obligations	160	230
Employee benefits	45	66
Other	62	82
Total deferred income tax assets	710	711

Deferred income tax liabilities:
Depreciable property	(2,868)	(3,767)
Regulatory assets	(42)	(471)
Other	(35)	(41)
Total deferred income tax liabilities	(2,945)	(4,279)

Net deferred income tax liability	$(2,235)	$(3,568)

As of December 31, 2017, MHC has available $40 million of state tax carryforwards, principally related to $583 million of net operating losses, that expire at various intervals between 2018 and 2036.

The United States Internal Revenue Service has closed its examination of BHE's income tax returns through December 31, 2009, including components related to MHC. In addition, state jurisdictions have closed their examinations of MidAmerican Energy's income tax returns for Iowa through December 31, 2013, for Illinois through December 31, 2008, and for other jurisdictions through December 31, 2009.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2017	2016

Beginning balance	$10	$10
Additions based on tax positions related to the current year	1	—
Additions for tax positions of prior years	23	10
Reductions based on tax positions related to the current year	(4)	(2)
Reductions for tax positions of prior years	(19)	(8)
Interest and penalties	1	—
Ending balance	$12	$10

As of December 31, 2017, MHC had unrecognized tax benefits totaling $39 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC's effective income tax rate.

(11)	Employee Benefit Plans

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2017	2016	2015

Pension costs	$4	$4	$4
Other postretirement costs	(3)	(1)	(2)

(12)	Asset Retirement Obligations

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(13)	Risk Management and Hedging Activities

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(14)	Fair Value Measurements

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(15)	Commitments and Contingencies

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

(16)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 16 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(17)    Other Income and (Expense) - Other, Net

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2017	2016	2015

Corporate-owned life insurance income	$13	$8	$4
Gain on redemption of auction rate securities	—	5	—
Gains on sales of assets and other investments	1	3	13
Interest income and other, net	7	2	3
Total	$21	$18	$20

MidAmerican Funding recognized a $13 million pre-tax gain on the sale of an investment in a generating facility lease in 2015.

(18)    Supplemental Cash Flow Information

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2017	2016	2015
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$193	$181	$154
Income taxes received, net	$463	$600	$621

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$224	$131	$249
Transfer of assets and liabilities to affiliate (note 3)	$—	$90	$—

(19)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $46 million, $35 million and $35 million for 2017, 2016 and 2015, respectively.

MHC reimbursed BHE in the amount of $7 million, $6 million and $7 million in 2017, 2016 and 2015, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $122 million, $135 million and $165 million in 2017, 2016 and 2015, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $164 million at an interest rate of 1.629% as of December 31, 2017, and $31 million at an interest rate of 0.885% as of December 31, 2016, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2017 and 2016.

MHC settles all obligations of MidAmerican Funding including primarily interest costs on MidAmerican Funding's long-term debt. In 2017, MHC paid for MidAmerican Funding's redemption of a portion of its long-term debt through a tender offer. Net amounts paid by MHC on behalf of MidAmerican Funding totaled $130 million, $13 million and $13 million for 2017, 2016 and 2015, respectively.

MHC had accounts receivable from affiliates of $438 million and $306 million as of December 31, 2017 and 2016, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $14 million and $12 million as of December 31, 2017 and 2016, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MHC is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MHC had a receivable from BHE of $51 million as of December 31, 2017, and a payable to BHE of $7 million as of December 31, 2016. MHC received net cash receipts for federal and state income taxes from BHE totaling $463 million, $600 million and $621 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $16 million and $12 million as of December 31, 2017 and 2016, respectively, and similar amounts payable to affiliates totaled $45 million and $36 million, as of December 31, 2017 and 2016, respectively. See Note 11 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2017	2016	2015
Operating revenue:
Regulated electric	$2,108	$1,985	$1,837
Regulated gas	719	637	661
Other	19	9	17
Total operating revenue	$2,846	$2,631	$2,515

Depreciation and amortization:
Regulated electric	$458	$436	$366
Regulated gas	42	43	41
Total depreciation and amortization	$500	$479	$407

Operating income:
Regulated electric	$485	$497	$385
Regulated gas	77	68	64
Other	—	1	2
Total operating income	$562	$566	$451

Interest expense:
Regulated electric	$196	$178	$166
Regulated gas	18	18	17
Other	1	—	1
Total interest expense	$215	$196	$184

Income tax (benefit) expense from continuing operations:
Regulated electric	$(212)	$(156)	$(163)
Regulated gas	29	22	16
Other	3	4	6
Total income tax (benefit) expense from continuing operations	$(180)	$(130)	$(141)

Net income:
Regulated electric	$570	$512	$413
Regulated gas	35	32	33
Other	(1)	1	10
Income from continuing operations	604	545	456
Income on discontinued operations	—	—	16
Net income	$604	$545	$472

Utility construction expenditures:
Regulated electric	$1,686	$1,564	$1,365
Regulated gas	87	72	81
Total utility construction expenditures	$1,773	$1,636	$1,446

	As of December 31,
	2017	2016	2015
Total assets:
Regulated electric	$16,105	$15,304	$14,161
Regulated gas	1,482	1,424	1,330
Other	451	317	468
Total assets	$18,038	$17,045	$15,959

Goodwill by reportable segment as of December 31, 2017 and 2016 was as follows (in millions):

Regulated electric	$1,191
Regulated gas	79
Total	$1,270

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

4.9
Ninth Supplemental Indenture, dated as of November 8, 2013, by and between MidAmerican Energy Holdings Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.000% Senior Notes due 2018, the 3.750% Senior Notes due 2023 and the 5.150% Senior Notes due 2043 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated November 8, 2013).

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

4.11
Eleventh Supplemental Indenture, dated as of December 29, 2017, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.500% Senior Bonds due 2037 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated January 5, 2018).

4.12
Twelfth Supplemental Indenture, dated as of January 5, 2018, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.375% Senior Notes due 2021, the 2.800% Senior Notes due 2023, the 3.250% Senior Notes due 2028 and the 3.800% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated January 5, 2018).

4.13
Indenture, dated as of October 15, 1997, by and between MidAmerican Energy Holdings Company and IBJ Schroder Bank & Trust Company, Trustee (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated October 23, 1997).

4.14
Form of Second Supplemental Indenture, dated as of September 22, 1998 by and between MidAmerican Energy Holdings Company and IBJ Schroder Bank & Trust Company, Trustee, relating to the 8.48% Senior Notes in the principal amount of $475,000,000 due 2028 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated September 17, 1998).

4.15
Indenture, dated May 1, 2000, between NV Energy, Inc. (under its former name, Sierra Pacific Resources) and The Bank of New York, relating to the issuance of debt securities (incorporated by reference to Exhibit 4.1 to the NV Energy, Inc. Current Report on Form 8-K dated May 22, 2000).

4.16
Form of Officers' Certificate establishing the terms of NV Energy, Inc.'s 6.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the NV Energy, Inc. Current Report on Form 8-K dated November 19, 2010).

4.17
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

4.43
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

4.44
Fiscal Agency Agreement, dated as of April 20, 2011, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $200,000,000 in principal amount of the 4.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).

4.45
Fiscal Agency Agreement, dated February 12, 2007, by and between Northern Natural Gas Company and The Bank of New York Trust Company, N.A., Fiscal Agent, relating to the $150,000,000 in principal amount of the 5.80% Senior Bonds due 2037 (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated February 12, 2007).

4.46
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

4.47
Master Trust Indenture, dated November 21, 2005, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.94 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit No.	Description

4.48
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

4.50
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

4.52
2016 Supplemental Indenture, dated December 9, 2016, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.53 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

4.53
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

4.61
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

4.63
Indenture, dated as of February 24, 2012, by and between Topaz Solar Farms LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the $850,000,000 in principal amount of the 5.75% Series A Senior Secured Notes due 2039 (incorporated by reference to Exhibit 4.56 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).

4.64
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

4.65
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

10.3
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

10.8
Fourth Amending Agreement to Amended and Restated Credit Agreement, dated as of December 15, 2016, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.7 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

10.9
Fifth Amending Agreement to Amended and Restated Credit Agreement, dated as of December 15, 2017, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

10.10
Credit Agreement, dated as of December 9, 2016, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.8 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

10.11
First Amending Agreement to Credit Agreement, dated as of December 8, 2017, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Bank of Montreal, as administrative agent, and Lenders.

10.12
Fourth Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.8 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.13
First Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of December 15, 2016, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.10 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

10.14
Second Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2017, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.15
Third Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.7 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.16
First Amending Agreement to Third Amended and Restated Credit Agreement, dated as of December 15, 2016, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.12 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

10.17
Second Amending Agreement to Third Amended and Restated Credit Agreement, dated as of December 14, 2017, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.18*
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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

3.4	Third Restated Articles of Incorporation of PacifiCorp (incorporated by reference to Exhibit (3)a to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 1996).

3.5	Bylaws of PacifiCorp, as amended May 23, 2005 (incorporated by reference to Exhibit 3.2 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).

10.19*	Summary of Key Terms of Compensation Arrangements with PacifiCorp's Named Executive Officers and Directors.

10.20*	PacifiCorp Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2007).

10.21*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).

10.22*
Amendment No. 10 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.23*
Amendment No. 11 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.6 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.24*
Amendment No. 1 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 28, 2008 (incorporated by reference to Exhibit 10.10 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2009).

10.25*
Amendment No. 2 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 16, 2012 (incorporated by reference to Exhibit 10.11 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2012).

10.26*
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
BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.67
Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, incorporated by reference to Exhibit 4-E to the PacifiCorp Form 8-B, as supplemented and modified by 28 Supplemental Indentures, each incorporated by reference, as follows:

Exhibit	PacifiCorp
Number	File Type	File Date
(4)(b)(a)	SE	November 2, 1989
(4)(a)(a)	8-K	January 9, 1990
(4)(a)(a)	8-K	September 11, 1991
(4)(a)(a)	8-K	January 7, 1992
(4)(a)(a)	10-Q	Quarter ended March 31, 1992
(4)(a)(a)	10-Q	Quarter ended September 30, 1992
(4)(a)(a)	8-K	April 1, 1993
(4)(a)(a)	10-Q	Quarter ended September 30, 1993
(4)b	10-Q	Quarter ended June 30, 1994
(4)b	10-K	Year ended December 31, 1994
(4)b	10-K	Year ended December 31, 1995
(4)b	10-K	Year ended December 31, 1996
(4)b	10-K	Year ended December 31, 1998
99(a)	8-K	November 21, 2001
4.1	10-Q	Quarter ended June 30, 2003
99	8-K	September 9, 2003
4	8-K	August 26, 2004
4	8-K	June 14, 2005
4.2	8-K	August 14, 2006
4	8-K	March 14, 2007
4.1	8-K	October 3, 2007
4.1	8-K	July 17, 2008
4.1	8-K	January 8, 2009
4.1	8-K	May 12, 2011
4.1	8-K	January 6, 2012
4.1	8-K	June 6, 2013
4.1	8-K	March 13, 2014
4.1	8-K	June 19, 2015

10.27
$400,000,000 Credit Agreement, dated as of June 30, 2016, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.9 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.28
$600,000,000 Credit Agreement, dated as of June 30, 2017, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.2 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

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

3.10
Amendment No. 1 to the Operating Agreement of MidAmerican Funding, LLC dated as of February 9, 2010 (incorporated by reference to Exhibit 3.3 to the MidAmerican Funding, LLC Annual Report on Form 10-K for the year ended December 31, 2009).

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

4.68
Form of Indenture, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-59760 dated January 31, 2002).

4.69
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

Exhibit No.	Description

4.71
Indenture, dated as of October 1, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.72
First Supplemental Indenture, dated as of October 6, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee relating to the 5.80% Notes due 2036 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.73
Third Supplemental Indenture, dated March 25, 2008, by and between MidAmerican Energy Company and The Bank of New York Trust Company, Trustee, relating to the 5.30% Notes due 2018 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated March 25, 2008).

4.74
Indenture, dated as of September 9, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.75
First Supplemental Indenture, dated as of September 19, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.76	Specimen of 2.40% First Mortgage Bonds due 2019 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.77	Specimen of 3.70% First Mortgage Bonds due 2023 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.78	Specimen of 4.80% First Mortgage Bonds due 2043 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.79
Amendment No. 1 to the First Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.80
Second Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.81	Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.82	Specimen of 4.40% First Mortgage Bonds due 2044 (incorporated by reference to Exhibit 4.5 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.83
Amendment No. 1 to the Second Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.84
Third Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.85	Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.86	Specimen of 4.25% First Mortgage Bonds due 2046 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.87
Fourth Supplemental Indenture, dated as of December 8, 2016, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.96 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

Exhibit No.	Description

4.88
Fifth Supplemental Indenture, dated as of February 1, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.89	Specimen of 3.10% First Mortgage Bonds due 2027 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.90	Specimen of 3.95% First Mortgage Bonds due 2047 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.91
Sixth Supplemental Indenture, dated as of December 14, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013.

4.92
Seventh Supplemental Indenture, dated as of February 1, 2018, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2018).

4.93	Specimen of 3.65% First Mortgage Bonds due 2048 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2018).

4.94
Mortgage, Security Agreement, Fixture Filing and Financing Statement, dated as of September 9, 2013, from MidAmerican Energy Company to The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.95
Intercreditor and Collateral Trust Agreement, dated as of September 9, 2013, among MidAmerican Energy Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.96
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Senior Unsecured Debt Securities) (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).

4.97
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Subordinated Unsecured Debt Securities) (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).

10.29
$900,000,000 Credit Agreement, dated as of June 30, 2017, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.3 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN FUNDING

4.98
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

4.99
Financing Agreement dated May 1, 2017 between Clark County, Nevada and Nevada Power Company (relating to Clark County, Nevada's $39,500,000 Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2017) (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

4.100
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

10.30
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

4.101
General and Refunding Mortgage Indenture, dated May 1, 2001, between Nevada Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1(a) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.102	First Supplemental Indenture, dated as of May 1, 2001 (incorporated by reference to Exhibit 4.1(b) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.103	Second Supplemental Indenture, dated as of October 1, 2001 (incorporated by reference to Exhibit 4(A) to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 2001).

4.104
Officer's Certificate establishing the terms of Nevada Power Company's 6.650% General and Refunding Mortgage Notes, Series N, due 2036 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Form 10-Q for the quarter ended March 31, 2006).

4.105
Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series O, due 2018 (incorporated by reference to Exhibit 4.7 to the Nevada Power Company Registration Statement No. 333-134801 dated June 7, 2006).

4.106
Officer's Certificate establishing the terms of Nevada Power Company's 6.750% General and Refunding Mortgage Notes, Series R, due 2037 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated June 27, 2007).

4.107
Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series S, due 2018 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated July 28, 2008).

4.108
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 7.125% General and Refunding Mortgage Notes, Series V, due 2019 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated February 26, 2009).

4.109
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.375% General and Refunding Mortgage Notes, Series X, due 2040 (incorporated by reference to Exhibit 4.1 to Nevada Power Company Current Report on Form 8-K dated September 10, 2010).

Exhibit No.	Description

4.110
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.45% General and Refunding Mortgage Notes, Series Y, due 2041 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 10, 2011).

4.111
Officer’s Certificate establishing the terms of Nevada Power Company’s General and Refunding Mortgage Notes, Series AA (Nos. AA-1 and AA-2) (incorporated by reference to Exhibit 4.3 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

10.31
$400,000,000 Second Amended and Restated Credit Agreement, dated as of June 27, 2014, among Nevada Power Company, as Borrower, the Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

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

4.112
Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $80,000,000 Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016C, 2016D and 2016E (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

4.113
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

4.114
Financing Agreement dated May 1, 2016 between Humboldt County, Nevada and Sierra Pacific Power Company (relating to Humboldt County, Nevada's $49,750,000 Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016A and 2016B (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

10.32
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

4.118
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 3.375% General and Refunding Mortgage Notes, Series T, due 2023 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated August 14, 2013).

4.119
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 2.60% General and Refunding Mortgage Notes, Series U, due 2026 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated April 15, 2016).

4.120
Officer's Certificate establishing the terms of Sierra Pacific Power Company's General and Refunding Mortgage Notes, Series V (Nos. V-1, V-2 and V-3) (incorporated by reference to Exhibit 4.4 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

10.33
$250,000,000 Amended and Restated Credit Agreement, dated as of June 27, 2014, among Sierra Pacific Power Company, as Borrower, the Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

(a)    Not available electronically on the SEC website as it was filed in paper previous to the electronic system currently in place.

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

SIGNATURES

BERKSHIRE HATHAWAY ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2018.

BERKSHIRE HATHAWAY ENERGY COMPANY

/s/ William J. Fehrman*
William J. Fehrman
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Fehrman*	Director, President and Chief Executive Officer	February 23, 2018
William J. Fehrman	(principal executive officer)

/s/ Patrick J. Goodman*	Executive Vice President and	February 23, 2018
Patrick J. Goodman	Chief Financial Officer
(principal financial and accounting officer)

/s/ Gregory E. Abel*	Executive Chairman of the Board	February 23, 2018
Gregory E. Abel	of Directors

/s/ Warren E. Buffett*	Director	February 23, 2018
Warren E. Buffett

/s/ Marc D. Hamburg*	Director	February 23, 2018
Marc D. Hamburg

/s/ Walter Scott, Jr.*	Director	February 23, 2018
Walter Scott, Jr.

*By: /s/ Natalie L. Hocken	Attorney-in-Fact	February 23, 2018
Natalie L. Hocken

SIGNATURES

PACIFICORP

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2018.

PACIFICORP

/s/ Nikki L. Kobliha
Nikki L. Kobliha
Director, Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Fehrman	Chairman of the Board of Directors,	February 23, 2018
William J. Fehrman	President and Chief Executive Officer
(principal executive officer)

/s/ Nikki L. Kobliha	Director, Vice President, Chief Financial	February 23, 2018
Nikki L. Kobliha	Officer and Treasurer
(principal financial and accounting officer)

/s/ Stefan A. Bird	Director	February 23, 2018
Stefan A. Bird

/s/ Cindy A. Crane	Director	February 23, 2018
Cindy A. Crane

/s/ Patrick J. Goodman	Director	February 23, 2018
Patrick J. Goodman

/s/ Natalie L. Hocken	Director	February 23, 2018
Natalie L. Hocken

SIGNATURES

MIDAMERICAN ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2018.

MIDAMERICAN ENERGY COMPANY

/s/ Adam L. Wright
Adam L. Wright
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Adam L. Wright	Director, President and Chief Executive Officer	February 23, 2018
Adam L. Wright	(principal executive officer)

/s/ Thomas B. Specketer	Director, Vice President and	February 23, 2018
Thomas B. Specketer	Chief Financial Officer
(principal financial and accounting officer)

/s/ Robert B. Berntsen	Director	February 23, 2018
Robert B. Berntsen

SIGNATURES

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2018.

MIDAMERICAN FUNDING, LLC

/s/ Adam L. Wright
Adam L. Wright
Manager and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Adam L. Wright	Manager and President	February 23, 2018
Adam L. Wright	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 23, 2018
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Daniel S. Fick	Manager	February 23, 2018
Daniel S. Fick

/s/ Patrick J. Goodman	Manager	February 23, 2018
Patrick J. Goodman

/s/ Natalie L. Hocken	Manager	February 23, 2018
Natalie L. Hocken

SIGNATURES

NEVADA POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2018.

NEVADA POWER COMPANY

/s/ Paul J. Caudill
Paul J. Caudill
Director and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Paul J. Caudill	Director and Chief Executive Officer	February 23, 2018
Paul J. Caudill	(principal executive officer)

/s/ E. Kevin Bethel	Director, Senior Vice President and Chief	February 23, 2018
E. Kevin Bethel	Financial Officer
(principal financial and accounting officer)

/s/ Douglas A. Cannon	Director	February 23, 2018
Douglas A. Cannon

/s/ Patrick S. Egan	Director	February 23, 2018
Patrick S. Egan

/s/ Shawn M. Elicegui	Director	February 23, 2018
Shawn M. Elicegui

/s/ Kevin C. Geraghty	Director	February 23, 2018
Kevin C. Geraghty

/s/ Jennifer L. Oswald	Director	February 23, 2018
Jennifer L. Oswald

SIGNATURES

SIERRA PACIFIC POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2018.

SIERRA PACIFIC POWER COMPANY

/s/ Paul J. Caudill
Paul J. Caudill
Director and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Paul J. Caudill	Director and Chief Executive Officer	February 23, 2018
Paul J. Caudill	(principal executive officer)

/s/ E. Kevin Bethel	Director, Senior Vice President and Chief	February 23, 2018
E. Kevin Bethel	Financial Officer
(principal financial and accounting officer)

/s/ Douglas A. Cannon	Director	February 23, 2018
Douglas A. Cannon

/s/ Patrick S. Egan	Director	February 23, 2018
Patrick S. Egan

/s/ Shawn M. Elicegui	Director	February 23, 2018
Shawn M. Elicegui

/s/ Kevin C. Geraghty	Director	February 23, 2018
Kevin C. Geraghty

/s/ Jennifer L. Oswald	Director	February 23, 2018
Jennifer L. Oswald

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering each respective Registrant's last fiscal year or proxy material has been sent to security holders.